Form 10-K
period 1993-12-31
TANDY CORP /DE/
filed 1994-03-30
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended December 31, 1993

                                  OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR
         THE TRANSITION PERIOD

                    Commission file number 1-5571

                         TANDY CORPORATION
       (Exact name of registrant as specified in its charter)

           DELAWARE                          75-1047710
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

    1800 One Tandy Center, Fort Worth, Texas             76102
    (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code
                             (817) 390-3700

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           Name of each exchange
    Title of each class                     on which registered
    Common Stock, par value $1 per share New York Stock Exchange 10% Subordinated Debentures due 1994 New York Stock Exchange
    Preferred Share Purchase Rights       New York Stock Exchange
    $2.14 Depositary Shares               New York Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
    12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of March 22, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,001,535,742 based on the New York Stock Exchange closing price.

         As of March 22, 1994, there were 63,812,277 shares of the registrant's Common Stock outstanding.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

                  Documents Incorporated by Reference

    Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

         The Index to Exhibits is on Sequential Page No. 63.
                          Total Pages 422.

                (This page intentionally left blank.)

                                 PART I


    ITEM 1. BUSINESS.

    GENERAL
         The Company engages in the retail sale of consumer electronics including personal computers primarily in the United States. The Company's retail operations include the Radio Shack, McDuff Electronics, VideoConcepts, The Edge in Electronics, Computer City and Incredible Universe store chains as well as some new concepts which it is testing. These new test concepts are Famous Brand Electronics Warehouse, Energy Express Plus and Audio Video & Computers.

              Radio Shack. Radio Shack is the Company's largest operating division. At December 31, 1993, Radio Shack had 4,553 company-owned stores located throughout the United States. These stores average approximately
         2,370 square feet in area and are located in major malls, strip centers and individual store fronts, primarily in metropolitan markets. To provide service to smaller communities, Radio Shack had on the same date a network of 2,002 dealer/franchise stores. The dealers are generally engaged in other retail operations and augment their sales with Radio Shack products. In addition, Radio Shack had 65 international dealers at December 31, 1993.

              The 4,553 company-owned stores carry a broad assortment of electronic parts and accessories, audio/video equipment, cellular and conventional telephones as well as specialized products such as scanners, electronic toys and personal computers. The personal computers offered through these consumer stores primarily target entry level users seeking computers for home, individual and small business use.

              Tandy Name Brand Retail Group. The Tandy Name Brand Retail Group is comprised of VideoConcepts, McDuff Electronics and The Edge in Electronics retail outlets. At December 31, 1993, this group operated a total of 322 stores which sell name brand televisions, audio equipment, personal computers and other electronic products and appliances.

              The Tandy Name Brand Retail Group operates two distinctly different types of store formats -- mall stores and supercenters. The 231 mall stores average 3,100 square feet in size while the 75 supercenters, which are located in stand-alone or strip center locations, average 12,200 square feet. Mall stores sell primarily electronic, audio and video products. The supercenter product offerings also include major appliances.

              The Company closed approximately 110 Tandy Name Brand Retail Group stores in the first quarter of 1993. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" found in Item 7 and
         Note 4 of the Notes to Consolidated Financial Statements for more information.

              "The Edge in Electronics" began operating in 1990. This chain of electronic boutique stores is designed for mall customers interested in fashionable personal and portable name brand electronics. As of December 31, 1993, these 16 stores were located in major malls and averaged approximately 1,100 square feet.

              Computer City.  As of December 31, 1993, the
         Company had 40 Computer City stores open, three of which were in Europe. The Computer City chain operates as a supercenter format featuring many name brand computers, software and related products, including U. S. Logic, Tandy, IBM, Apple, Sony, Lotus, Borland, Microsoft, Packard-Bell, Compaq, AST and Hewlett-Packard. These stores average about 23,500 square feet and carry more than 5,000 products. The Company has opened two new stores since December 31, 1993 and plans to open an additional 22 stores later in 1994.

              Incredible Universe. In August 1993 Incredible Universe became a separate division of Tandy. At December 31, 1993, Tandy operated three Incredible Universe stores: one in Portland, Oregon; a second in Arlington, Texas; and a third store located in northeast Dallas, Texas. These 160,000 to 200,000 square foot stores offer a broad selection of consumer electronics and appliances. The Company recently opened its fourth store in Miami, Florida, and announced plans to open stores in Tempe, Arizona; Columbus, Ohio; Sacramento, California and Hollywood, Florida. In addition, more Incredible Universe stores are currently planned for 1994 and 1995.

         Supporting the retail operations is an extensive infrastructure that includes:

              A&A International, Inc. - This wholly owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. InterTAN Inc. is the largest outside customer of the Company. Most of A&A's activity for InterTAN originates from manufacturers in the Far East. For more discussion on InterTAN see Note 21 of the Notes to Consolidated Financial Statements.

              Tandy Service Centers - The Company maintains a large service and support network in the consumer electronics retail industry. These centers repair name brand and private label products sold through all of the Company's retail distribution channels. Over one million parts are stocked in the Tandy Service division which includes 116 service centers throughout the nation.

              Regional Distribution Centers - The 14 distribution centers ship over one million cartons each month to both Radio Shack and the Tandy Name Brand Retail Group operations. This group will also be instrumental in supporting the new Radio Shack Gift Express service.

              Tandy Information Services - TIS collects information from the retail stores nationwide and updates a large database with sales information. This database is a sophisticated marketing tool benefiting every phase of the Company's operations. TIS also processes the inventory, accounting, payroll, telecommunications and operating information for all of the Company's operations. In addition, specialized information is tracked for the Company's distribution and corporate activities.

              Tandy Credit Corporation - This operation, a wholly owned subsidiary of the Company, helps support sales of the Company's retail operations and provides retail divisions additional marketing flexibility through the utilization of credit promotions. This group maintains and manages Tandy's various private label credit cards.

              Tandy Transportation, Inc. - A large fleet of tractors and trailers transports much of the merchandise from the ports of entry to the Company's regional distribution centers and local distribution facilities for delivery to Radio Shack and Tandy Name Brand Retail Group stores.

              Consumer Electronics Manufacturing - The Company also engages in the manufacturing business with 11 manufacturing facilities in the United States and three overseas manufacturing operations in China, Hong Kong and Taiwan. The China operation is a joint venture. These 14 manufacturing facilities cover a total of 1,674,000 square feet and employ over 4,700 workers and professionals as of December 31, 1993, excluding those persons working at facilities included in discontinued operations. The Company continues to manufacture a variety of products for use in its consumer electronics retailing operations. The products include audio, video, telephony, antennas, wire and cable products and a wide variety of hard to find parts for consumer electronic products. Most of the Company's manufacturing output is sold through the Radio Shack store chain. In addition, the Company has previously operated several related marketing businesses that manufacture and sell consumer electronics and computers to retailers and end users, see "Discontinued Operations" below for further information.

    DISCONTINUED OPERATIONS
         On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. The divestiture plan replaced the Company's plan to spin off all of the Company's manufacturing and marketing businesses as described in Tandy's Transition Report on Form 10-K/A-4 for the six-month period ended December 31, 1992.
    In connection with the plan of divestiture the Company accounted for the divestiture of these businesses as discontinued operations. Prior year results of operations have been reclassified to reflect the discontinued operations treatment.

              Computer Manufacturing. In furtherance of the divestiture plan, the Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $90,000,000 (as adjusted post-closing based on the results of an audit of the assets and liabilities conveyed) is payable by a promissory note. The promissory note is payable in three years and interest is accrued and paid annually. The interest rate on the promissory note is currently 3.75% per annum and is adjusted annually, not to exceed 5% per annum. The terms of the promissory note stipulate that the outstanding principal balance may be paid at maturity at AST's option in cash or the common stock of AST. However, at Tandy's option not more than 50% of the initial principal balance may be paid in common stock of AST. The promissory note is supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. At December 31, 1993, the standby letter of credit approximated $67,704,000. Accounts receivable relating to the computer operations, approximating $83,000,000 at June 30, 1993, inured to the benefit of Tandy upon collection. At December 31, 1993, the balance of the remaining accounts receivable, net of allowance for doubtful accounts, was $7,700,000. Tandy also retained certain inventory which it intends to liquidate before June 30, 1994. At December 31, 1993, this inventory amounted to approximately $3,700,000.

              In October 1993, the Company sold its computer marketing operations in France to AST, together with certain other multimedia assets and additional Swedish inventory, for an aggregate of approximately $6,700,000, which was evidenced by an increase in the amount of the promissory note described above to $96,700,000. The Company has discounted this note by $2,000,000 and the discount will be recognized as interest using the effective interest rate method over the life of the note.

              Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny") to purchase certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. As of December 31, 1993, Tandy has received payments of $62,500,000, recorded a $7,102,000 receivable from Hanny for the remaining purchase price and retained approximately $61,000,000 in accounts receivable and certain other assets for liquidation. Hanny is a subsidiary of Hanny Magnetics (Holdings) Limited, a Bermuda corporation, listed on the Hong Kong Stock Exchange. At December 31, 1993, accounts receivable, net of related allowance for doubtful accounts, retained by Tandy approximated $40,100,000.

              O'Sullivan Industries. On November 23, 1993, the Company announced that it would sell the common stock of O'Sullivan Industries, Inc. ("O'Sullivan") in an initial public offering. On January 27, 1994 the Company announced that it had reached an agreement with the underwriters to sell O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, common stock to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with the $40,000,000 cash dividend from O'Sullivan Industries, Inc., approximated $350,000,000. The initial public offering closed on February 2, 1994.

              Pursuant to a Tax Sharing and Tax Benefit
         Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc. the Company will receive payments from O'Sullivan resulting from an increased tax basis of O'Sullivan's assets thereby increasing tax deductions and accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year time period. The Company will recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

              Lika. On January 24, 1994, the Company announced that it had signed a definitive agreement to sell its manufacturing facilities which make Lika printed circuit boards. This divestiture is expected to close by June 1994 and is expected to yield approximately $17,000,000 in proceeds, including cash, a note and the liquidation of certain retained assets.

         In connection with the computer manufacturing sale and the Memtek Products sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1993 balance sheet, are adequate to cover estimated future warranty obligations for the products and for any remaining costs to dispose of these operations.

         With the closing of the Lika transaction, the divestiture program announced in June 1993 will be complete. The proceeds from the divestitures are being used to reduce short-term debt and for the expansion of the Incredible Universe and Computer City store operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of the Notes to Consolidated Financial Statements for further information.

    SALE OF JOINT VENTURE INTEREST
         During the quarter ended September 30, 1993, the Company entered into definitive agreements with Nokia Corporation ("Nokia") to sell the Company's interests in two cellular telephone manufacturing joint ventures with Nokia, TMC Company Ltd. located in Masan, Korea, and TNC Company located in Fort Worth, Texas. Pursuant to the terms of the definitive agreements, the Company received an aggregate of approximately $31,700,000 for its interests in these joint ventures. The Company also entered into a three-year Preferred Supplier Agreement pursuant to which it has agreed to purchase from Nokia substantially all of Radio Shack's requirements for cellular telephones at prevailing competitive market prices at the time of the purchase. These operations were not part of the overall divestment plan adopted in June 1993 by the Company's Board of Directors; therefore, the gain from the sale and their results of operations are not included in discontinued operations.

    SEASONALITY
         As is the case with other retail businesses, the Company's net sales and other revenues are greater during the Christmas season than during other periods of the year.
    There is a corresponding pre-seasonal inventory build-up requiring working capital associated with this increased sales volume. For additional information, see Note 22 of the Notes to Consolidated Financial Statements.

    PATENTS AND TRADEMARKS
         Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, Computer City, Incredible Universe, McDuff Electronics, VideoConcepts, Realistic, Tandy and Optimus are some of the registered marks most widely used by the Company. Tandy believes that the Radio Shack, Computer City and Incredible Universe names and marks are well-recognized and associated with a high-quality service provider by consumers. The Company's products are sold primarily under the Radio Shack, Optimus, Tandy and Realistic trademarks which are registered in the U.S. and many foreign countries. The Company believes that the loss of the Radio Shack name or mark would be material to its business, but does not believe that the loss of any one trademark registration would be material.

         Tandy also owns, and is in the process of applying for, various patents relating to retail and support functions.

    SUPPLIERS
         The Company obtains merchandise from a large number of suppliers from various parts of the world. Alternative sources of supply exist for most merchandise purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product to have a material impact on its operations.

    BACKLOG ORDERS
         The Company has no material backlog of orders for the products it sells.

    COMPETITION
         The consumer electronics retail business is highly competitive. The Company competes in the sale of its products with department stores, mail order houses, discount stores, general merchants, home appliance stores and gift stores which sell comparable products manufactured by others. Competitors range in size from local drug and hardware stores to large chains and department stores. Computer store chains and franchise groups as well as independent computer stores and several major retailers compete with the Company in the retail personal computer marketplace. Consumer electronic and computer mail-order companies also compete with the Company. The products which compete with those sold by the Company are manufactured by numerous domestic and foreign manufacturers. Many of these products carry nationally recognized brand names or private labels and are sold in markets common to the Company. Some of the Company's competitors have financial resources equal to or greater than the Company's resources.

         Management believes that among the factors that are important to its competitive position are price, quality, service and the broad selection of electronic products and computers carried at conveniently located retail outlets. The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor in each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully in all of the factors referenced above. However, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

         The Company focuses on various types of store formats to address the marketplace. Each of the Company's retailing formats uses a distinct but complementary path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure.

              Radio Shack. Radio Shack stores offer the shopping convenience of approximately 6,555 outlets, high-quality private label products, unique selection, knowledgeable personnel and excellent customer service. Radio Shack has strong sales in approximately 3,200 different items in such consumer-demand product categories as speakers, batteries, communications equipment, tape decks, antennas, electronic components and accessories.

              Computer City. Computer City stores offer approximately 5,000 different name-brand items, competitive prices and excellent customer service on computers, computer software and accessories.

              Tandy Name Brand Retail Group. This group sells name brand consumer electronics and appliances in three distinctly different types of store formats. VideoConcepts and McDuff Electronics mall stores average approximately 3,100 square feet in size. McDuff SuperCenters average approximately 12,200 square feet and are located in many secondary markets. The Edge in Electronics stores average approximately 1,100 square feet in size, carry approximately 1,000 different name brand personal and portable consumer electronics products and are located in major markets.

              Incredible Universe. A new concept in the retailing of name brand consumer electronics are 160,000 to 200,000 square foot stores which provide the customer with a "universe" of choices. These stores carry over 85,000 different stock-keeping units.

         The Company has faced intense competition in its consumer electronics retailing businesses. Competition is driven by technology and product cycles, as well as the economy. In the consumer electronics retailing business, competitive factors include price, product quality, manufacturing and distribution capability and brand reputation. The Company believes that its retailing formats compete effectively in their respective marketplaces.

    RESEARCH AND DEVELOPMENT
         Research and development expenditures are not significant.

    EMPLOYEES
         As of December 31, 1993, the Company had approximately 42,000 employees, excluding 2,000 full time employees associated with discontinued operations at O'Sullivan and Lika. The number also excludes temporary retail employees remaining from the Christmas selling season. Management of the Company considers the relationship between the Company and its employees to be good. It does not anticipate any work stoppage due to labor difficulties.


    ITEM 2. PROPERTIES.

         Information on the Company's properties is in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the following pages:

                                                Page
        Retail Outlets . . . . . . . . .         16
        Property, Plant and Equipment. .         43
        Leases . . . . . . . . . . . . .         47

         The Company leases rather than owns most of its retail facilities. However, the land and buildings of most of the Incredible Universe stores are owned rather than leased. The Radio Shack, Tandy Name Brand Retail Group and Computer City stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other companies. The Company owns most of the property on which its executive offices are located in Fort Worth, Texas as well as five distribution facilities and most of its manufacturing facilities and land located throughout the United States. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.


    ITEM 3. LEGAL PROCEEDINGS.

         In July 1985, Pan American Electronics, Inc., a Radio Shack dealer in Mission, Texas ("Pan Am"), filed suit against the Company in the 92nd Judicial District Court in Hidalgo County, Texas. The Plaintiff's complaint alleged breach of contract and fraud based upon the allegations that the Company made certain misrepresentations and acted beyond the scope of its authority under the dealer agreement, with the alleged result that the plaintiff was forced out of the computer mail order business in 1984. In November 1993, Pan Am and Tandy resolved the pending litigation and the lawsuit was dismissed in December 1993. Although the terms of the settlement are confidential, the resolution of this legal action did not have a materially adverse impact on the Company's financial position or results of operation.

         There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, patent infringement, tax deficiencies and breach of contract against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1993. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders held October 15, 1993, the Company elected directors to serve for the ensuing year and voted to adopt the Tandy Corporation 1993 Incentive Stock Plan. Out of the 80,915,627 eligible votes, 63,361,775 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 9,890,351 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. No other matters were voted on at the meeting. The tabulation of votes for each nominee is set forth below under Item No. 1 and the vote on the Tandy Corporation 1993 Incentive Stock Plan is set forth under Item No. 2 below:

    Nominees for Directors
    ______________________

    Item No. 1
    __________
                                        VOTES             VOTES
       DIRECTORS                         FOR             WITHHELD
       _________                        _____            ________

       James I. Cash, Jr.            62,626,072           735,703
       Caroline R. Hunt              62,588,534           773,241
       Lewis F. Kornfeld, Jr.        62,507,688           854,087
       Jack L. Messman               62,848,102           513,673
       William G. Morton, Jr.        62,606,784           754,991
       Thomas G. Plaskett            62,216,712         1,145,063
       John V. Roach                 62,391,582           970,193
       William T. Smith              62,598,399           763,376
       Alfred J. Stein               62,569,000           792,775
       William E. Tucker             62,627,905           733,870
       Jesse L. Upchurch             62,792,385           569,390
       John A. Wilson                62,679,493           682,282

    1993 Incentive Stock Plan
    _________________________

    Item No. 2
    __________

                                 FOR       AGAINST     ABSTAIN
                                 ___       _______     _______

                              52,196,098  10,338,869    826,808


    EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART
    III).
    The following is a list of Tandy Corporation's executive officers, their ages, positions and length of service with the Company as of March 30, 1994

                               Position
                             (Date Elected                     Years with
    Name                 to Current Position)          Age       Company
    ____                 ____________________          ___     __________

    John V. Roach          Chairman of the Board,       55         26
                           Chief Executive Officer
                           and President (July 1982)

    William C. Bousquette  Executive Vice President     57          3 (1)
                           and Chief Financial Officer
                           (January 1994)

    Herschel C. Winn       Senior Vice President and    62         25
                           Secretary (November 1979)

    Robert M. McClure      Senior Vice President        58         21 (2)
                           (January 1994)

    Lou Ann Blaylock       Vice President -             55         23 (3)
                           Corporate Relations
                           (January 1993)

    Dwain H. Hughes        Vice President and           46         14 (4)
                           Treasurer (June 1991)

    Ronald L. Parrish      Vice President -             51          7
                           Corporate Development
                           (April 1987)

    Richard L. Ramsey      Vice President and           48         27
                           Controller (January 1986)

    Frederick W. Padden    Vice President - Law         61          3 (5)
                           and Assistant Secretary
                           (January 1994)

    Leonard H. Roberts     President of Radio Shack     45             (6)
                           (July 1993)

    David M. Thirion       Vice President -             46         17 (7)
                           Retail Services
                           (January 1993-August 1993)

    James B. Sheets        Vice President - Legal       42         17 (8)
                           (January 1993-December 1993)
                           and Assistant Secretary
                           (November 1986-December 1993)

    Bernie S. Appel        Senior Vice President,       61         33 (9)
                           Tandy Corporation and
                           Chairman, Radio Shack
                           Division (January 1992-
                           March 1993)

         There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Mr. Bousquette, Mr. Padden and Mr. Roberts.

    (1) Mr. Bousquette previously served as Executive Vice President and Chief Financial Officer of the Company from November 1990 until January 1993 when he was elected as Chief Executive Officer of TE Electronics Inc. Prior to joining Tandy, he served as Executive Vice President and Chief Financial Officer of Emerson Electric Company from March 1984 until November 1990.

    (2)  Mr. McClure served as President of the Tandy Electronics
         Division from August 1987 until January 1993 when he was elected as Chief Operating Officer and President of TE
         Electronics Inc.

    (3)  Mrs. Blaylock was Director of Corporate Relations from
         January 1986 until she was elected Vice President -
         Corporate Relations in January 1993.

    (4) Mr. Hughes was elected Vice President and Treasurer of the Company in June 1991. From June 1989 until June 1991, Mr. Hughes was Assistant Treasurer of the Company; and, from 1984 until June 1989, he was Director of the Company's Internal Audit Department.

    (5) Mr. Padden has been Vice President, General Counsel and Secretary of TE Electronics Inc. since January 1993. From January 1991 to January 1993 he was the Deputy General Counsel - Intellectual Property for Tandy Corporation. Prior to joining Tandy he was a General Attorney at AT&T-Bell Laboratories from 1984 to January 1991.

    (6) Mr. Roberts became President of the Radio Shack Division on July 7, 1993. Prior to joining Tandy he served as the Chairman and Chief Executive Officer of Shoney's Inc. from 1990 to 1993 and as President and Chief Executive Officer of Arby's, Inc. from 1985 to 1990.

    (7) Mr. Thirion resigned as the Vice President - Retail Services in August 1993 to become the Senior Vice President and General Manager of the Tandy Name Brand Retail Group Division. Mr. Thirion was Vice President of the Radio Shack Division from January 1989 until January 1993.

    (8) Mr. Sheets served as Assistant Secretary of the Company, a position he was elected to in November 1986. Mr. Sheets also served as Deputy General Counsel - Corporate from November 1986 until he was elected Vice President - Legal in January 1993. Mr. Sheets resigned effective December 31, 1993.

    (9) Mr. Appel was President of the Radio Shack Division from June 1984 until January 1992. In January 1992 Mr Appel was appointed as the Senior Vice President of Tandy Corporation and Chairman of the Radio Shack division. Mr. Appel resigned as an executive officer of the Company on March 1, 1993 and retired as an employee of Tandy on June 30, 1993.


                                 PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS.

    MARKET FOR COMMON STOCK
         The Company's common stock is listed on the New York
    Stock Exchange and trades under the symbol "TAN". The following table presents the high and low sale prices for the Company's common stock for each quarter of the two and one-half years ended December 31, 1993.

                                                        Dividends
    Quarter Ended:       High        Low       Close     Declared
                         ____        ___       _____    _________

    December 31, 1993   $50 3/4    $35 3/8    $49 1/2      $.15
    September 30,1993    37 3/8     28 1/8     36 7/8       .15
    June 30, 1993        32 3/8     28 3/8     30           .15
    March 31, 1993       32 1/8     24 5/8     29 5/8       .15
    December 31, 1992    31 3/4     24 5/8     29 3/4       .15
    September 30,1992    27 3/4     22 1/4     27 1/8       .15
    June 30, 1992        29 5/8     23 7/8     24 1/2       .15
    March 31, 1992       31 1/4     23 7/8     29 3/4       .15
    December 31, 1991    30 1/8     24 3/8     28 7/8       .15
    September 30, 1991   28 3/4     23 3/8     28 3/8       .15

    HOLDERS OF RECORD
         At March 22, 1994 there were 35,227 holders of record of the Company's common stock.

    DIVIDENDS
         The Board of Directors periodically reviews the Company's dividend policy. The quarterly dividend rate is currently $.15.

    ITEM 6. SELECTED FINANCIAL DATA

    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
    TANDY CORPORATION AND SUBSIDIARIES

    <CAPTIONS>
                                                               Six Months (1)
    (Dollars and shares in                     Year Ended          Ended
    thousands, except per                      December 31,     December 31,                     Year Ended June 30,
    share amounts)                             ____________  __________________      __________________________________________
                                                  1993        1992        1991        1992        1991        1990        1989
    ______________________________________________________________________________________________________________________________
    Operations
    Net sales and operating
     revenues. . . . . . . . . . . . . . . .   $4,102,551  $2,161,149  $2,031,763  $3,649,284  $3,573,699  $3,648,946  $3,559,692
                                               __________  __________  __________  __________  __________  __________  __________
                                               __________  __________  __________  __________  __________  __________  __________
    Income before income taxes,
     discontinued operations and
     cumulative effect of change in
     accounting principle. . . . . . . . . .   $  311,155  $  102,917  $  201,856  $  330,498  $  343,277  $  445,048  $  494,576
    Provision for income taxes . . . . . . .      115,523      35,236      73,153     119,785     123,342     167,926     190,754
                                               __________  __________  __________  __________  __________  __________  __________
    Income from continuing operations  . . .      195,632      67,681     128,703     210,713     219,935     277,122     303,822
    Income (loss) from discontinued
      operations . . . . . . . . . . . . . .     (111,797)    (63,875)     (8,060)    (26,866)    (13,872)     13,225      19,682
                                               __________  __________  __________  __________  __________  __________  __________

    Income before cumulative effect of
     change in accounting principle  . . . .       83,835       3,806     120,643     183,847     206,063     290,347     323,504
    Cumulative effect on prior years of change
     in accounting principle, net of taxes (2)     13,014          --          --          --     (10,619)         --          --
                                               __________  __________  __________  __________  __________  __________  __________

    Net income . . . . . . . . . . . . . . .   $   96,849  $    3,806  $  120,643  $  183,847  $  195,444  $  290,347  $  323,504
                                               __________  __________  __________  __________  __________  __________  __________
                                               __________  __________  __________  __________  __________  __________  __________

    Net income per average common and
     common equivalent share:
    Income from continuing operations  . . .   $     2.48  $     0.86  $     1.61  $     2.60  $     2.75  $     3.38  $     3.42
    Income (loss) from discontinued
     operations. . . . . . . . . . . . . . .        (1.47)      (0.84)      (0.10)      (0.34)      (0.17)       0.16        0.22
                                               __________  __________  __________  __________  __________  __________  __________
    Income before cumulative effect of
     change in accounting principle  . . . .         1.01        0.02        1.51        2.26        2.58        3.54        3.64

    Cumulative effect on prior years of change
     in accounting principle, net of taxes .         0.17          --          --          --       (0.14)         --          --
                                               __________  __________  __________  __________  __________  __________  __________

    Net income per average common and
     common equivalent share (3) . . . . . .   $     1.18  $     0.02  $     1.51  $     2.26  $     2.44  $     3.54  $     3.64

                                               __________  __________  __________  __________  __________  __________  __________
                                               __________  __________  __________  __________  __________  __________  __________

    Average common and common equivalent
     shares outstanding (3)  . . . . . . . .       76,184      75,559      78,149      79,011      78,258      81,943      88,849
    Dividends declared per
     common share. . . . . . . . . . . . . .   $      .60  $      .30  $      .30  $      .60  $      .60  $      .60  $      .60
    Ratio of earnings to fixed
     charges (4) . . . . . . . . . . . . . .         3.89        2.83         N/A        3.95        3.55        4.77        6.06

    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
    TANDY CORPORATION AND SUBSIDIARIES
    <CAPTIONS>

                                                           Six Months (1)
    (Dollars and shares in                     Year Ended      Ended
    thousands, except per                     December 31,   December 31,                  Year Ended June 30,
    share amounts)                            ____________ _______________        _______________________________________
                                                  1993           1992             1992       1991        1990        1989
    _________________________________________________________________________________________________________________________
    Year-End Financial
    Position
    Inventories. . . . . . . . . . . . . . .   $1,276,302  $1,472,365        $1,391,295  $1,301,854  $1,452,065  $1,285,373
    Total assets (5) . . . . . . . . . . . .   $3,219,099  $3,381,428        $3,165,164  $3,078,145  $3,239,980  $2,574,310
    Working capital. . . . . . . . . . . . .   $1,128,343  $1,478,041        $1,556,435  $1,550,848  $1,312,517  $1,373,311
    Current ratio. . . . . . . . . . . . . .    2.09 to 1   2.39 to 1         2.99 to 1   3.18 to 1   2.12 to 1   3.41 to 1
    Capital structure:
    Current debt . . . . . . . . . . . . . .   $  387,953  $  385,706        $  231,097  $  179,818  $  695,871  $  192,096
    Long-term debt . . . . . . . . . . . . .   $  186,638  $  322,778        $  357,525  $  427,867  $  252,540  $  141,124
    Total debt . . . . . . . . . . . . . . .   $  574,591  $  708,484        $  588,622  $  607,685  $  948,411  $  333,220
    Total debt, net of cash
     and short-term
     investments . . . . . . . . . . . . . .   $  361,356  $  595,858        $  482,168  $  421,392  $  813,214  $  274,822
    Stockholders' equity (5) . . . . . . . .   $1,950,750  $1,888,351        $1,930,740  $1,846,762  $1,723,496  $1,782,838
    Total capitalization (5) . . . . . . . .   $2,525,341  $2,596,835        $2,519,362  $2,454,447  $2,671,907  $2,116,058
    Long-term debt as a % of
     total capitalization.   . . . . . . . .         7.4%       12.4%             14.2%       17.4%        9.5%        6.7%
    Total debt as a % of total
     capitalization. . . . . . . . . . . . .        22.8%       27.3%             23.4%       24.8%       35.5%       15.7%
    Stockholders' equity per
     common share (6). . . . . . . . . . . .   $    25.24  $    24.74        $    25.35  $    23.48  $    21.78  $    20.65

    Financial Ratios
    Return on average
     stockholders' equity (4)  . . . . . . .        10.2%        3.5%             11.2%       12.3%       15.8%       17.9%
    Percent of sales:
     Income before income taxes, discontinued
       operations and cumulative effect of
       change in accounting principle  . . .         7.6%        4.8%              9.0%       9.6%        12.2%       13.9%
     Income from continuing operations . . .         4.8%        3.2%              5.7%       6.2%         7.6%        8.5%

    (1) The Company changed its fiscal year end from a June 30 to a December 31 year end effective with the six month transition period ended December 31, 1992.
    (2) See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the change in accounting principles.
    (3) Income (loss) per share amounts and average common and common equivalent share amounts for the six months ending December 31, 1992 and fiscal 1992 have been retroactively restated to reflect the assumption that the Series C PERCS would convert into 12,457,100 common shares in lieu of the previously used conversion amount of 15,000,000 common shares based upon the Company's December 31, 1993 closing price of its common stock of $49.50 per share. See Note 2 of the Notes to Consolidated Financial Statements.
    (4)  Computed using income from continuing operations.
    (5)  Includes investment in discontinued operations.
    (6) At December 31, 1993, December 31, 1992 and June 30, 1992, computed assuming the Series C PERCS will convertinto 12,457,100 shares of common stock.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
    OPERATIONS AND FINANCIAL CONDITION.

         Tandy Corporation ("Tandy" or the "Company") changed its fiscal year end from June 30 to December 31 effective
    December 31, 1992.

         The following Management's Discussion and Analysis of Results of Operations and Financial Condition compares the full calendar year ended December 31, 1993 with the full fiscal years ended June 30, 1992 and 1991. Although these twelve-month periods end at different times, management believes that the seasonality of the retail business relating to Christmas is so significant that it would distort trends and related percentage comparisons to sales for the readers if a full year's results were compared to the six-month transition period ended December 31, 1992.

    NET SALES AND OPERATING REVENUES
         For the year ending December 31, 1993, overall sales grew 12% to $4,102,551,000 as compared to $3,649,284,000 for the fiscal year ending June 30, 1992. This increase was primarily due to the opening of three Incredible Universe stores and the expansion of the Computer City chain. On a comparable store basis, Radio Shack's sales increased slightly during the year ended December 31, 1993 as compared to the fiscal year ended June 30, 1992. A moderate increase in sales of Radio Shack's core business (i.e., consumer electronics and accessories) was offset by a decline in sales of personal computers through the Radio Shack division.

         The decrease in Radio Shack's computer business reflects the impact of sharply lower pricing in response to competitive pressures in the marketplace. The changing dynamics of the personal computer business has had a significant impact on Radio Shack's performance during fiscal years 1993, 1992 and 1991. A combination of shifts in retail distribution to super stores and telemarketing combined with rapidly declining prices has taken the computer category from approximately 17.0% of Radio Shack's sales with a gross profit of 29.0% in the year ended June 30, 1992 to approximately 14.2% of sales and a gross profit of 15.2% for the year ended December 31, 1993. Radio Shack's extensive assortment of electronic parts, accessories and specialty items differentiates it from other consumer electronics
    retailers in the marketplace.   The table below shows the
    breakdown by major category of Radio Shack sales.


    RADIO SHACK SALES TO CUSTOMERS
    <CAPTIONS>
                                                   Percent of Total Sales
                                    ________________________________________________
                                     Year Ended      Six Months Ended    Year Ended
                                    December 31,       December 31,       June 30,
                                    ____________     ________________  ______________
    Class of Products                  1993               1992         1992      1991
    _________________________________________________________________________________

    Consumer electronics . . . . .     44.6%              46.1%        43.9%     44.3%
    Electronic parts, accessories
     and specialty equipment . . .     36.1               35.4         34.4      33.5
    Personal computers, peripherals,
     software and accessories *  .     14.2               14.3         17.0      17.7
    Other. . . . . . . . . . . . .      5.1                4.2          4.7       4.5
                                      _____              _____        _____     _____
     . . . . . . . . . . . . . . .    100.0%             100.0%       100.0%    100.0%
                                      _____              _____        _____     _____
                                      _____              _____        _____     _____

    * Excludes Radio Shack Computer Centers closed at June 30, 1991.

         The decline in Radio Shack's computer sales has been offset by sales of the Computer City chain. The Computer City chain opened its 40th supercenter in December 1993, approximately two years after its initial launching of eight stores. Computer City's sales increases were the result of 25 additional stores since June 30, 1992 and comparable store sales gains at old stores in excess of 30% for the year ended December 31, 1993.

         The Name Brand Retail Group experienced a sales decrease in calendar 1993 as compared to the June 1992 fiscal year. This decrease was primarily a result of the closing of 110 McDuff and VideoConcepts stores in February 1993. This decline was offset in part by the addition of three Incredible Universe stores. The first two Incredible Universe stores were opened in the fall of 1992 with the third having been added in the fall of 1993.

         Shipments to InterTAN Inc. decreased for calendar year
    1993 as compared to the fiscal year ended June 30, 1992. See the discussion in the "InterTAN Update" found on page 23.


    RETAIL OUTLETS
    <CAPTIONS>
                                    Average
                                     Store
                                      Size    Dec. 31,  Dec. 31,  June 30,  Dec. 31,  June 30,
                                    (Sq. Ft.)   1993      1992      1992      1991      1991
    ____________________________________________________________________________________________
    Radio Shack
     Company-owned*. . . . . . . .    2,370     4,553     4,558    4,553      4,604    4,595
     Dealer/Franchise. . . . . . .     N.A.     2,002     2,122    2,203      2,238    2,241
                                                _____     _____    _____      _____    _____
                                                6,555     6,680    6,756      6,842    6,836
                                                _____     _____    _____      _____    _____
                                                _____     _____    _____      _____    _____

    Tandy Name Brand Retail Group
     McDuff Supercenters . . . . .   12,198        75       150      151        147      138
     McDuff/VideoConcepts
      Mall Stores. . . . . . . . .    3,081       231       266      266        270      245
     The Edge in Electronics . . .    1,107        16        16       16         15        9

    Computer City  . . . . . . . .   23,487        40        20       15          8       --
    Incredible Universe. . . . . .  183,667         3         2       --         --       --
                                                _____     _____    _____      _____    _____
                                                  365       454      448        440      392
                                                _____     _____    _____      _____    _____
        Total Stores                            6,920     7,134    7,204      7,282    7,228
                                                _____     _____    _____      _____    _____
                                                _____     _____    _____      _____    _____

    * Excludes Radio Shack Computer Centers closed at June 30, 1991.


         For the six-month period ending December 31, 1992, net sales and operating revenues increased 6.4% to $2,161,149,000. This increase was primarily due to the opening of two Incredible Universe stores and expansion of the Computer City chain. Comparable store sales were essentially even with the six-month period ended December 31, 1991.

         The change in the Company's sales in the fiscal years ended June 30, 1992 and 1991 reflected a continued adverse product cycle in consumer electronics, a weak economy and widespread price cutting in the personal computer market. Sales through all retail stores increased 3.2% in the fiscal year ended June 30, 1992 as compared with fiscal 1991.

         The increase in sales in the fiscal year ended June 30, 1992 was primarily due to new store expansions. During fiscal 1992, 15 Computer City stores, 34 McDuff and VideoConcepts stores and seven of The Edge in Electronics stores were opened. On a company-wide basis, comparable store sales declined 1% in fiscal 1992 following a similar decline in the prior year. Comparable store sales increased slightly at Radio Shack in fiscal 1992 due to the continued strengthening of its electronics parts, accessories and specialty items business. This increase more than offset a decline in Radio Shack's computer business which was impacted significantly by extensive price cutting in the marketplace. Comparable store sales of the McDuff and VideoConcepts stores were down 10% in fiscal 1992 as compared to fiscal 1991, reflecting intense competitive pressures in name brand electronics retailing.

         To address the pricing and distribution shifts in computer retailing, the Computer City chain of super stores was launched in October 1991 (fiscal year ended June 30, 1992). The Computer City format is designed to sell high volumes of well known name brand personal computers and related products at discount prices.

         Though in operation for only the last seven months of fiscal 1992, Computer City's sales more than offset the decline in the Company's U.S. computer sales through Radio Shack and direct sales. As of June 30, 1992, 15 Computer City stores were in operation, 13 in the U.S. and two in Europe.


    GROSS PROFIT
         Gross profit as a percent of sales and operating revenues for the year ended December 31, 1993 was 41.9% as compared to 43.5% for the six months ended December 31, 1992, 47.2% for the fiscal year ended June 30, 1992 and 48.7% for the fiscal year ended June 30, 1991. The decline, in part, reflects the faster growth of new high-volume formats such as Computer City and Incredible Universe with inherently lower gross margins than Radio Shack stores. The Company expects this trend to continue as sales at Incredible Universe and Computer City increase. Combined Computer City and Incredible Universe sales contributed 18.6%, 8.9% and 2.6% to consolidated sales in the fiscal year ended December 31, 1993, the six months ended December 31, 1992 and the fiscal year ended June 30, 1992, respectively. The 5.3% decline in gross profit percent from fiscal 1992 reflects the growth of the newer retail businesses. Management expects the long-term impact of accelerated growth for its new businesses to result in a lower consolidated gross margin as a percent of sales and operating revenues.

         In addition to the increasing effect of the lower gross margin businesses, Radio Shack's gross margin has trended down during the fiscal years ended December 31, 1993 and June 30, 1992 and 1991 because of a decline in computer margins resulting from more competitive pricing. In the absence of any additional major decreases in computer retail prices in the industry, management believes this decline in Radio Shack's gross margin will diminish during 1994. Partially offsetting the decline were increased sales of high-margin electronic parts, accessories and specialty items sold through Radio Shack. In management's opinion, new concepts which could increase Radio Shack gross margins include introducing the Radio Shack Gift Express program, creating new store formats and the launching of The Repair Shop at Radio Shack, a name brand out-of-warranty repair program. Competitive pressures in name brand electronics retailing decreased McDuff's and VideoConcepts' gross margins in each of the three fiscal years ended December 31, 1993 and June 30, 1992 and 1991. Additionally, gross margins were impacted in the McDuff and VideoConcepts units by the increasing percentage of sales related to the lower margin computer category.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses ("SG&A") as a percent of sales and operating revenues for the year ended December 31, 1993 declined from the year ended June 30, 1992 and declined for the six months ended December 31, 1992 from the six months ended December 31, 1991. The accompanying table summarizes the breakdown of various components of SG&A and their related percentage of sales and operating revenues. The lower SG&A percent reflects the lower costs, relative to net sales and operating revenues associated with the Company's newer retail formats, as well as the lower operating costs achieved through cost reduction programs and the further streamlining of operations in the new retail formats.

         SG&A expenses as a percent of sales and operating revenues declined in the fiscal year ended June 30, 1992 as compared with fiscal 1991. The benefits of actions taken to streamline operations and reduce costs are reflected in most expense categories in fiscal 1992.

         Year-to-year comparisons are impacted by the $18,987,000 gain which includes a foreign currency gain of $6,894,000 in fiscal year 1992 from the sale of a Japanese subsidiary, the assets of which were primarily real estate, and the remaining foreign currency gain of $3,748,000 recognized in 1992 as opposed to a foreign currency gain of only $762,000 in 1993. The Company's exposure to foreign currency fluctuations has decreased significantly with the disposal of the Company's computer manufacturing and marketing operations as well as the disposal of Memtek Products. Both of these operations had significant European operations.

         Advertising costs have decreased in dollars and as a percent of sales and operating revenues in the fiscal year ended December 31, 1993 as compared to the fiscal years ended June 30, 1992 and 1991. Management has focused its efforts on more efficient advertising methods in Radio Shack utilizing the Company's data base of customer activity to reduce costs while maintaining market awareness.

         Rent expense has declined slightly in dollars and more significantly as a percent of sales during the year ended December 31, 1993 as compared to fiscal 1992. This percentage decrease results primarily from the fact that the Company owns most of the Incredible Universe locations and is additionally impacted by Computer City's low rent to sales ratio.

         The Company's credit operations have been successful in supporting sales of the retail operations. Private label credit cards represented 34% of credit sales for the year ended December 31, 1993, 36% for the six months ended December 31, 1992, 43% in fiscal 1992 and 44% in fiscal 1991. This decline in the percentage results from increased sales through the Computer City and Incredible Universe stores which have a lower percentage of private label card usage. A decrease in bad debt expense relates to tighter credit controls and a 4% decline from fiscal 1992 in overall private label credit card sales. Expenses associated with the credit card operations which are included in SG&A expense have decreased.


    SUMMARY OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    <CAPTIONS>

                                            Year Ended             Six Months Ended                         Year Ended
                                            December 31,              December 31,                           June 30,
                                          ________________ ________________ ________________   ___________________________________
                                                1993             1992             1991               1992               1991
                                                    % of             % of             % of               % of               % of
                                                  Sales &          Sales &          Sales &            Sales &            Sales &
    (In thousands)                        Dollars Revenues Dollars Revenues Dollars Revenues   Dollars Revenues   Dollars Revenues
    ______________________________________________________________________________________________________________________________
    Payroll and commissions            $  554,728  13.5%  $288,057  13.3%  $282,544  13.9%  $  534,779  14.7%  $  512,823  14.4%
    Advertising                           205,831   5.0    150,374   7.0    154,025   7.6      239,352   6.6      251,903   7.0
    Rent                                  202,401   4.9    105,328   4.9    101,184   5.0      204,673   5.6      191,941   5.4
    Other taxes                            79,508   1.9     38,198   1.8     36,593   1.8       73,701   2.0       66,427   1.9
    Utilities and telephone               62,4371    .5     31,197   1.4     30,990   1.5       61,468   1.7       59,675   1.7
    Insurance                              45,373   1.1     26,301   1.2     19,936   1.0       44,427   1.2       46,653   1.3
    Stock purchase and savings plans       17,562    .4      7,749    .3      6,852    .3       15,396    .4       15,933    .4
    Foreign currency transaction gains       (762)   --     (3,065)  (.1)    (1,941)  (.1)     (10,642)  (.3)     (13,051)  (.4)
    Other                                 131,684   3.3     78,845   3.6     70,472   3.5      119,893   3.3      163,534   4.6
                                       __________  ____   ________  ____   ________  ____   __________  ____   __________  ____

      Subtotal                          1,298,762  31.6    722,984  33.4    700,655  34.5    1,283,047  35.2    1,295,838  36.3
    Credit operations                      55,914   1.4     38,815   1.8     30,089   1.5       59,073   1.6       51,702   1.4
                                       __________  ____   ________  ____   ________  ____   __________  ____   __________  ____

                                       $1,354,676  33.0%  $761,799  35.2%  $730,744  36.0%  $1,342,120  36.8%  $1,347,540  37.7%
                                       __________  ____   ________  ____   ________  ____   __________  ____   __________  ____
                                       __________  ____   ________  ____   ________  ____   __________  ____   __________  ____


    PROVISION FOR BUSINESS RESTRUCTURING
         The Company adopted a plan resulting in business restructuring charges during the six months ended December 31, 1992 designed to improve the Company's competitiveness and future profitability. The pre-tax charge of $48,000,000 related primarily to the closing of approximately 110 of the 432 Tandy Name Brand Retail Group stores, mainly McDuff Supercenters in major market areas and, to a lesser extent, the elimination of certain product lines. Some product lines were reduced or eliminated after consideration of competitive factors and market trends.

         In the fourth quarter of fiscal year 1991, the Company recorded a business restructuring charge of $8,531,000. The charge covered anticipated costs associated with Radio Shack computer centers which were being closed, relocated or converted to other store formats or sales offices. These costs included the estimated lease obligations for store closings and relocations as well as estimated fixed asset write-offs for all affected stores.

    DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense as a percentage of sales and operating revenues decreased slightly in the year ended December 31, 1993 as compared with the year ended June 30, 1992. The dollar amount of depreciation and amortization expense for the year ended December 31, 1993 increased 7% over the dollar amount for the year ended June 30, 1992, due to additional capital expenditures related to the three Incredible Universe stores and the addition of 25 new Computer City stores. The dollar amount of depreciation and amortization expense for the year ended June 30, 1992 increased 5% over the prior fiscal year due to increased capital expenditures related to the new Tandy Name Brand Retail Group and Computer City super stores and the remodeling of Radio Shack stores.


    NET INTEREST (INCOME)/EXPENSE
    <CAPTIONS>

                                         Year Ended   Six Months Ended         Year Ended
                                         December 31,    December 31,            June 30,
                                         ____________ _________________     _________________
    (In thousands)                          1993       1992       1991       1992       1991
    __________________________________________________________________________________________

    Interest expense . . . . . .         $ 39,707   $ 20,532   $ 23,948   $ 43,154   $ 70,313
    Less:
    Interest income. . . . . . .           (8,137)    (1,982)    (2,606)    (5,092)    (5,042)
    Interest income of credit operations  (57,401)   (31,308)   (27,950)   (62,307)   (93,830)
                                         _________  _________  _________  _________  _________
    Net interest income. . . . .         $(25,831)  $(12,758)  $ (6,608)  $(24,245)  $(28,559)
                                         _________  _________  _________  _________  _________
                                         _________  _________  _________  _________  _________

         Net interest income of $25,831,000 for the year ended December 31, 1993 and $24,245,000 for the fiscal year ended June 30, 1992 was attributable primarily to interest income earned by the credit operations. The decrease in interest income of the credit company in the year ended December 31, 1993 as compared to the fiscal year ended June 30, 1992 resulted from a decrease in the average credit card receivables outstanding during the period. This decline results from increased payments from credit customers reflecting the overall improvement in the economy and a desire by consumers to shift debt to lower interest rate instruments. The increase in interest income of the credit company in the six months ended December 31, 1992 as compared to December 31, 1991 resulted from growth of consumer credit card receivables. The decrease in interest income of the credit company in the fiscal year ended June 30, 1992 as compared with fiscal year 1991 resulted from the securitization of private label receivables in June 1991.

         Interest income, exclusive of Tandy Credit Corporation's income, represented primarily interest on short-term investments. The increase in interest income for the year ended December 31, 1993 compared to the fiscal year ended June 30, 1992 was due to the increase in short-term investments as proceeds from the divestiture of discontinued operations were received and to the recognition of interest income on the AST and InterTAN notes receivable. Interest income as it relates to InterTAN notes receivable will increase in fiscal 1994 as the Company will commence recording the accretion of discount relating thereto. See further discussion on notes receivable in the "InterTAN Update".

         The decrease in interest expense for the year ended December 31, 1993 as compared to the year ended June 30, 1992 is due to the decrease of total debt and lower U.S. interest rates. Overall interest expense should decline in fiscal 1994 as the Company receives cash proceeds from the disposal of its discontinued operations and applies a significant portion of such proceeds against short-term debt and toward the retirement of its 10% subordinated debentures. Partially offsetting the decline in expected interest expense in 1994 will be higher interest rates resulting from the Federal Reserve Bank's move to keep inflation low in the overall U.S. economy. The decrease in interest expense in the fiscal year ended June 30, 1992 reflected the reduced debt attributable to the securitization of private label credit card receivables and lower interest rates.

    PROVISION FOR INCOME TAXES
         The effective tax rate for the year ended December 31, 1993 was 37.1%. The higher effective tax rate for the year ended December 31, 1993 as compared to 36.2% for the year ended June 30, 1992 and 36.0% for the year ended June 30, 1991 reflects the impact of the increase of the federal tax rate to 35% from 34%. The effective tax rate for the six-month period ended December 31, 1992 was 34.2%. This lower effective rate reflects the successful resolution of certain IRS examinations during the period.

         The requirements of Financial Accounting Standard No.
    109, "Accounting for Income Taxes", which the Company adopted
    January 1, 1993, are discussed in Note 12 of the Notes to Consolidated Financial Statements.

    DISCONTINUED OPERATIONS
         On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. The divestiture plan replaced the Company's plan to spin off all of the Company's manufacturing and marketing businesses as described in Tandy's Transition Report on Form 10-K/A-4 for the six-month period ended December 31, 1992.
    In connection with the plan of divestiture the Company accounted for the divestiture of these businesses as discontinued operations and recognized an after-tax charge of $70,000,000 in its quarter ended June 30, 1993. This charge was subsequently reduced by approximately $15,822,000 in the quarter ended December 31, 1993. The reduction of the reserve previously taken resulted from the better than anticipated sales price received for O'Sullivan Industries Holdings, Inc. partially offset by additional foreign currency translation losses and below plan operating results of the divested companies during the divestment period, net of related income tax adjustments. Prior year results of operations have been reclassified to reflect the discontinued operations treatment.

         Computer Manufacturing. In furtherance of the divestiture plan, the Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $90,000,000 (as adjusted post-closing based on the results of an audit of the assets and liabilities conveyed) is payable by a promissory note. The promissory note is payable in three years and interest is accrued and paid annually. The interest rate on the promissory note is currently 3.75% per annum and is adjusted annually, not to exceed 5% per annum. The terms of the promissory note stipulate that the outstanding principal balance may be paid at maturity at AST's option in cash or the common stock of AST. However, at Tandy's option not more than 50% of the initial principal balance may be paid in common stock of AST. The promissory note is supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. At December 31, 1993, the standby letter of credit approximated $67,704,000. Accounts receivable relating to the computer operations, approximating $83,000,000 at June 30, 1993, inured to the benefit of Tandy upon collection. At December 31, 1993, the balance of the remaining accounts receivable, net of allowance for doubtful accounts, was $7,700,000. Tandy also retained certain inventory which it intends to liquidate before June 30, 1994. At December 31, 1993, this inventory amounted to approximately $3,700,000.

         In October 1993, the Company sold its computer marketing operations in France to AST, together with certain other multimedia assets and additional Swedish inventory, for an aggregate of approximately $6,700,000, which was evidenced by an increase in the amount of the promissory note described above to $96,700,000. The Company has discounted this note by $2,000,000 and the discount will be recognized as income using the effective interest rate method over the life of the note.

         Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny") to purchase certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. As of December 31, 1993, Tandy has received payments of $62,500,000, recorded a $7,102,000 receivable from Hanny for the remaining purchase price and retained approximately $61,000,000 in accounts receivable and certain other assets for liquidation. Hanny is a subsidiary of Hanny Magnetics (Holdings) Limited, a Bermuda corporation, listed on the Hong Kong Stock Exchange. At December 31, 1993, accounts receivable, net of related allowance for doubtful accounts, retained by Tandy approximated $40,100,000.

         O'Sullivan Industries. On November 23, 1993, the Company announced that it would sell the common stock of O'Sullivan Industries, Inc. ("O'Sullivan") in an initial public offering. On January 27, 1994 the Company announced that it had reached an agreement with the underwriters to sell O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, common stock to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with the $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000. The initial public offering closed on February 2, 1994.

         Pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc., the Company will receive payments from O'Sullivan resulting from an increased tax basis of O'Sullivan's assets thereby increasing tax deductions and accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year time period. The Company will recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

         Lika. On January 24, 1994, the Company announced that it had signed a definitive agreement to sell its manufacturing facilities which make Lika printed circuit boards. This divestiture is expected to close by June 1994 and is expected to yield approximately $17,000,000 in proceeds, including cash, a note and the liquidation of certain retained assets.

         In connection with the computer manufacturing sale and the Memtek Products sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1993 balance sheet, are adequate to cover estimated future warranty obligations for the products and for any remaining costs to dispose of these operations.

         With the closing of the Lika transaction, the divestiture program announced in June 1993 will be complete. Proceeds from the formal divestiture plan should total approximately $715,000,000 including net income tax benefits of $16,600,000 and notes receivable of approximately $100,000,000 that mature by the end of 1996. The proceeds from the divestitures are being used to reduce short-term debt and for the expansion of the Incredible Universe and Computer City store operations.


    CASH FLOW AND LIQUIDITY
    <CAPTIONS>

                                     Year Ended   Six Months Ended           Year Ended
                                    December 31,    December 31,              June 30,
                                    ____________  ________________   ________________________
    (In thousands)                      1993            1992             1992         1991*
    _________________________________________________________________________________________
    Operating activities . . . .    $ 322,294         $ 13,680       $ 146,782     $ 617,353
    Investing activities . . . .      (52,149)         (90,171)       (102,190)     (140,499)
    Financing activities . . . .     (169,536)          82,663        (124,431)     (425,758)

    *Includes $350 million asset securitization


         Tandy's cash flow and liquidity, in management's opinion, remains strong. During the year ended December 31, 1993, cash provided by operations was $322,294,000 as compared to $146,782,000 for the fiscal year ended June 30, 1992. The increased cash flow from operations in calendar
    1993 compared to fiscal year ended June 30, 1992 was due partially to receivables which provided $30,133,000 in cash in 1993 but used $121,719,000 in 1992. The decline in accounts receivable in 1993 versus 1992 is due to the liquidation of receivables related to the divested operations and lower consumer receivables related to the Company's private label credit card portfolio. The latter reason reflects consumers' desires to liquidate debt with higher interest rates and the overall improved economy. Inventory required less cash in calendar 1993 than in fiscal 1992. The increase in inventory during 1993 related to new store openings and the expansion of Radio Shack's core product lines.

         Investing activities involved capital expenditures, net of retirements, primarily for retail expansion of $129,287,000 for the year ended December 31, 1993 compared to $127,495,000 for the fiscal year ended June 30, 1992. Proceeds received from the sale of divested operations totaled $111,988,000 during the year ended December 31, 1993. Investing activities in 1993 also included $31,663,000 for the purchase of InterTAN's bank debt and the extension/funding of a working capital line of credit. See "InterTAN Update" for further information. Short-term debt of $46,885,000 and long-term debt of $62,195,000 were retired during 1993. Future store expansions and refurbishments and other capital expenditures are expected to approximate $150,000,000 to $180,000,000 per year over the next two years and will be funded primarily from available cash, proceeds from divestiture of discontinued operations, cash flow from operations and proceeds from possible sale/leaseback arrangements of Incredible Universe stores.

         Operating cash flow in the fiscal year ended June 30, 1992 was $146,782,000 compared to $617,353,000 for the fiscal year ended June 30, 1991. This decreased cash flow was partially due to the $89,441,000 increase in inventories for the Tandy Name Brand Retail Group and Computer City store expansions in fiscal 1992 compared to a $151,339,000 decrease in inventories in 1991. Operating cash flow was also higher in 1991 due to the cash proceeds from the securitization of $350,000,000 of credit card receivables.

         The Company's investing activities were generally for capital expenditures in fiscal 1992 which totaled $127,495,000. The capital expenditures were used principally for Radio Shack's store remodeling program, expansion of the Computer City store chain and initial construction of two Incredible Universe stores.

         Financing activities in the fiscal year ended June 30, 1992 included the sale of Depositary Shares of PERCS for $430,000,000 and the subsequent purchase of common stock with the proceeds of this preferred stock issue. Long-term and short-term debt of $20,098,000 was retired in the year ended
    June 30, 1992 compared to fiscal 1991 retirements of $441,577,000.

         Following are the current credit ratings for Tandy
    Corporation:
                                                        Standard
            Category                  Moody's          and Poor's
            ________                  _______          __________

            Senior Unsecured           Baa2                 A-
            Subordinated               Baa3                BBB
            Medium Term Notes          Baa2                 A-
            Preferred Stock            Baa3                BBB
            ESOP Senior Notes          Baa2                 A-
            Commercial Paper            P-2                A-2

         The above ratings are investment grade ratings.
    Management does not believe that a downgrade in 1993 by Moody's has had or will have a materially adverse effect on the Company's ability to borrow funds although the borrowings may be slightly more costly.

    CAPITAL STRUCTURE AND FINANCIAL CONDITION
         The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1993 are detailed in Note 9 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

         Proceeds from the sale of divested operations totaled $111,988,000 through December 31, 1993. The net assets associated with discontinued operations remaining to be divested were $405,664,000 at December 31, 1993 and related primarily to O'Sullivan which was disposed of in February 1994 and Lika whose sale is pending. Other information related to discontinued operations are discussed in "Discontinued Operations".

         In the fiscal year ended June 30, 1992, the Company issued 150,000 PERCS shares and used the proceeds of this offering to purchase $430,000,000 of the Company's common stock for treasury. Each PERCS share has an annual dividend rate of $214.00 and is automatically convertible on April 15, 1995 into 100 shares of common stock, par value $1 per share, subject to possible adjustment based upon the market value of the common stock on the conversion date or the occurrence of certain other events. Based upon the market price of the Company's common stock at December 31, 1993, each PERCS share would have converted into 83 shares. At any time prior to April 15, 1995, the Company may call the PERCS. The PERCS are discussed further in Note 18 of the Notes to Consolidated Financial Statements.

         The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption will be at the price of 100% of face value or approximately $32,000,000.

         In fiscal 1991, the Company filed a shelf registration for $500,000,000, of which $400,000,000 was designated for medium-term notes, and Tandy Credit Corporation increased its medium-term note program by $200,000,000. During fiscal 1991, short-term debt was refinanced by the issuance of $155,500,000 in medium-term notes. In the fourth quarter of fiscal 1991, Tandy Credit Corporation completed an asset securitization to increase financial flexibility. Credit card receivables were sold to the Tandy Master Trust which issued $350,000,000 of participating 8.25% Class A Asset Backed Certificates, Series A. Proceeds were primarily used to retire short-term debt.

         Tandy established an employee stock ownership plan ("TESOP") in 1990. This plan issued $100,000,000 of debt in July 1990 to purchase preferred stock from the Company for funding of the plan. The Company has guaranteed the repayment of the TESOP notes and, as a result, the indebtedness of the TESOP has been recognized as a long-term obligation on the Company's consolidated balance sheet. Dividend payments and contributions by the Company will be used to repay the indebtedness.

         The debt-to-capitalization ratio was 22.8%, 27.3%, 23.4% and 24.8% at December 31, 1993, December 31, 1992, June 30, 1992 and June 30, 1991, respectively. This debt-to-capitalization ratio should improve further in fiscal 1994 due to the cash proceeds from divestitures being used to retire debt.

         The Company's available borrowing facilities as of December 31, 1993 are detailed in Note 9 of the Notes to Consolidated Financial Statements. Management believes that the Company's present borrowing capacity is greater than the established credit lines and long-term debt in place. Management believes that the Company's cash flow from operations, cash and short-term investments, expected proceeds from divestitures and its available borrowing facilities are more than adequate to fund planned store expansion, growth in the Company's private label credit accounts, retirement of the 10% subordinated debentures and to meet debt service and preferred dividend requirements.

         Inflation has not significantly impacted the Company over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future unless global situations substantially affect the world economy.

         The American Institute of Certified Public Accountants issued Statement of Position 93-7, "Reporting on Advertising Costs" in December 1993. The statement generally requires all advertising costs to be expensed in the period in which the costs are incurred or the first time the advertising takes place and is effective for years beginning after June 15, 1994. The statement is not anticipated to have any material effect on the results of operation or financial condition of the Company.

    SALE OF JOINT VENTURE INTEREST
         During the quarter ended September 30, 1993, the Company entered into definitive agreements with Nokia Corporation ("Nokia") to sell the Company's interests in two cellular telephone manufacturing joint ventures with Nokia, TMC Company Ltd. located in Masan, Korea, and TNC Company located in Fort Worth, Texas. Pursuant to the terms of the definitive agreements, the Company received an aggregate of approximately $31,700,000 for its interests in these joint ventures. The Company also entered into a three-year Preferred Supplier Agreement pursuant to which it has agreed to purchase from Nokia substantially all of Radio Shack's requirements for cellular telephones at prevailing competitive market prices at the time of the purchase. These operations were not part of the overall divestment plan adopted in June 1993 by the Company's Board of Directors; therefore, the gain on the sale and their results of operations are not included in discontinued operations.

    INTERTAN UPDATE
         InterTAN Inc. ("InterTAN"), the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the merchandise purchase terms of the original distribution agreement, InterTAN could purchase on payment terms from Tandy, at negotiated prices, new and replacement models of products that Tandy had in its Radio Shack U.S. catalog or which Tandy may reasonably secure. A&A International ("A&A"), a subsidiary of Tandy, was the exclusive purchasing agent for products originating in the Far East for InterTAN.

         On July 16, 1993 InterTAN had an account payable to Tandy of approximately $17,000,000 of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Because InterTAN had defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. These were extended on July 23, 1993.

         On July 30, 1993 Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks has been restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World also provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.62 per share. As required by an agreement with Trans World, InterTAN filed a registration statement on January 21, 1994 seeking to register the warrants under the Securities Act of 1933.

         In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000 (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. The notes represent the restructuring of InterTAN accounts payable for merchandise already shipped and require monthly interest payments. Also, InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $31,262,000 at December 31, 1993. All principal and interest on the Series C note was paid in full by December 31, 1993. As merchandise under existing outstanding purchase orders is shipped, A&A will invoice InterTAN and amounts owed will be assigned to Trans World and will increase the amount of the Series D note. The balance of the Series D note as of December 31, 1993 was approximately $7,500,000. All of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets.

         A new merchandise agreement was reached with InterTAN in October 1993 which requires future purchase orders be backed by letters of credit posted by InterTAN. New license agreements have been negotiated which provide for a future royalty to Tandy.

         As required by the various agreements now existing between Tandy and InterTAN, InterTAN has obtained a bank revolving credit facility for Canadian $30,000,000 (U.S. $22,662,000 equivalent at December 31, 1993). Tandy has agreed with InterTAN's new banking agent, that in case of InterTAN's default on the bank credit line, Tandy will, at the option of the bank, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000 (U.S. $45,324,000 equivalent at December 31, 1993). In that event, Tandy could foreclose on its first priority lien on InterTAN's assets. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the bank, InterTAN's banking agent, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets ahead of Tandy. At December 31, 1993, InterTAN had no borrowings under this revolving credit facility.

         As of December 31,1993 InterTAN owed Tandy an aggregate of $63,511,000. The current portion of the obligation approximates $11,650,000 and the non-current portion approximates $51,861,000. In 1993 Tandy has not recognized any accretion of discount on the note receivable from InterTAN resulting from the purchase of the bank debt at a discounted price but will commence accretion of such discount in 1994 due to InterTAN's financial results and payment history as of December 31, 1993. Accretion of this discount will be based on the effective interest rate method and will approximate $3,856,000 in 1994. During the year ended December 31, 1993, Tandy recognized approximately $93,315,000 of sales to InterTAN and interest income of $3,085,000. Tandy's sales to InterTAN totaled $90,130,000 during the six months ended December 31, 1992, $171,126,000 during fiscal 1992, and $160,024,000 during fiscal 1991.

         A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994 only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN will be recorded as sales. InterTAN purchases from third parties through A&A will no longer be recorded as sales reflecting the arrangement under the new merchandise agreement.
    Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than in prior years, however, the earned income relating thereto will not be materially different.


    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Index to Consolidated Financial Statements and
    Financial Statement Schedules is found on page 29. The
    Company's Financial Statements, Notes to Consolidated
    Financial Statements and Financial Statement Schedules follow the index.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                               PART III


    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1994 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1994 Annual Meeting.


    ITEM 11.  EXECUTIVE COMPENSATION

    Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1994 Annual Meeting.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1994 Annual Meeting.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1994 Annual Meeting.


                              PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K.

         (a)     Documents filed as part of this report.
                 1.  Financial Statements
                 2.  Financial Statement Schedules

         The financial statements and financial statement schedules filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 29. The index, statements and schedules are incorporated herein by reference.

                 3.  Exhibits required by Item 601 of Regulation
                     S-K

         A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 63, which immediately precedes such exhibits.

         Certain instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish the Securities and Exchange Commission copies of such instruments upon request.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed for the three months ended December 31, 1993.

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TANDY CORPORATION


    March 30, 1994                /s/ John V. Roach
                                  ______________________
                                  John V. Roach
                                  Chairman of the Board, Chief
                                  Executive Officer and President

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 30th day of March, 1994.


    Signature                      Title

    /s/ John V. Roach            Chairman of the Board, Chief
    ___________________________
    John V. Roach                Executive Officer and President
                                 (Chief Executive Officer)

    /s/ William C. Bousquette    Executive Vice President and
    ___________________________
    William C. Bousquette        Chief Financial Officer
                                 (Principal Financial Officer)

    /s/ Richard L. Ramsey        Vice President and Controller
    ___________________________
    Richard L. Ramsey            (Principal Accounting Officer)


    /s/ James I. Cash, Jr.       Director
    ___________________________
    James I. Cash, Jr.

    /s/ Caroline R. Hunt         Director
    ___________________________
    Caroline R. Hunt

    /s/ Lewis F. Kornfeld, Jr.   Director
    ___________________________
    Lewis F. Kornfeld, Jr.

    /s/ Jack L. Messman          Director
    ___________________________
    Jack L. Messman

    /s/ William G. Morton        Director
    ___________________________
    William G. Morton

    /s/ Thomas G. Plaskett       Director
    ___________________________
    Thomas G. Plaskett

    /s/ William T. Smith         Director
    ___________________________
    William T. Smith

    /s/ Alfred J. Stein          Director
    ___________________________
    Alfred J. Stein

    /s/ William E.Tucker         Director
    ___________________________
    William E. Tucker

    /s/ Jesse L. Upchurch        Director
    ___________________________
    Jesse L. Upchurch

    /s/ John A. Wilson           Director
    ___________________________
    John A. Wilson

                          TANDY CORPORATION


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                     FINANCIAL STATEMENT SCHEDULES


                                                             Page

    Report of Independent Accountants. . . . . . . . . .      30
    Consolidated Statements of Income for the year
      ended December 31, 1993, the six months ended
      December 31, 1992 and each of the two years ended
      June 30, 1992. . . . . . . . . . . . . . . . . . .      31
    Consolidated Balance Sheets at December 31, 1993
      and December 31, 1992. . . . . . . . . . . . . . .      32
    Consolidated Statements of Cash Flows for the year
      ended December 31, 1993, the six months ended
      December 31, 1992 and each of the two years ended
      June 30, 1992. . . . . . . . . . . . . . . . . . .      33
    Consolidated Statements of Stockholders' Equity for
      the year ended December 31, 1993, the six months
      ended December 31, 1992 and the two years ended
      June 30, 1992  . . . . . . . . . . . . . . . . . .   34-35
    Notes to Consolidated Financial Statements . . . . .   36-60
    Financial Statement Schedules:
      V-Property, Plant and Equipment. . . . . . . . . .      61
      VI-Accumulated Depreciation and Amortization of
       Property, Plant and Equipment . . . . . . . . . .      62
      X-Supplementary Income Statement Information . . .      62

         Separate financial statements of Tandy Corporation have been omitted because Tandy is primarily an operating company and the amount of restricted net assets of consolidated and unconsolidated subsidiaries and Tandy's equity in undistributed earnings of 50% or less-owned companies accounted for by the equity method are not significant. All subsidiaries of Tandy Corporation are included in the consolidated financial statements. Financial statements of 50% or less-owned companies have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

         The financial statement schedules should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Stockholders of Tandy Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index on page 29 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993, the six months ended December 31, 1992, and for each of the two years in the period ended June 30, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 and for extended warranty and service contracts in fiscal 1991.



    /s/ Price Waterhouse____________________
    PRICE WATERHOUSE


    Fort Worth, Texas
    February 22, 1994


    CONSOLIDATED STATEMENTS OF INCOME
    Tandy Corporation
    and Subsidiaries
    <CAPTIONS>
                                                Year Ended       Six Months Ended
                                                December 31,        December 31,               Year Ended June 30,

                                             __________________  __________________  _______________________________________
                                                    1993                1992                1992                1991
    Reclassified for discontinued operations.            % of                % of                % of                % of
    (In thousands, except per share amounts)  Dollars  Revenues   Dollars  Revenues   Dollars  Revenues   Dollars  Revenues
    ________________________________________________________________________________________________________________________
    Net sales and operating
      revenues . . . . . . . . . . . . . .   $4,102,551  100.0%  $2,161,149  100.0%  $3,649,284  100.0%  $3,573,699  100.0%
    Cost of products sold. . . . . . . . .    2,382,607   58.1    1,221,231   56.5    1,926,390   52.8    1,831,702   51.3
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Gross profit . . . . . . . . . . . . .    1,719,944   41.9      939,918   43.5    1,722,894   47.2    1,741,997   48.7
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Expenses:
    Selling, general and
      administrative . . . . . . . . . . .    1,354,676   33.0      761,799   35.2    1,342,120   36.8    1,347,540   37.7
    Depreciation and
      amortization . . . . . . . . . . . .       79,944    1.9       39,960    1.9       74,521    2.0       71,208    2.0
    Net interest income. . . . . . . . . .      (25,831)  (0.6)     (12,758)  (0.6)     (24,245)  (0.6)     (28,559)  (0.8)
    Provision for restructuring costs  . .           --     --       48,000    2.2           --     --        8,531    0.2
                                             __________  _____   __________  _____   __________  _____   __________  _____
                                              1,408,789   34.3      837,001   38.7    1,392,396   38.2    1,398,720   39.1
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Income before income taxes,
      discontinued operations and
      cumulative effect of change in
      accounting principle . . . . . . . .      311,155    7.6      102,917    4.8      330,498    9.0      343,277    9.6
    Provision for income taxes . . . . . .      115,523    2.8       35,236    1.6      119,785    3.3      123,342    3.4
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Income from continuing operations  . .      195,632    4.8       67,681    3.2      210,713    5.7      219,935    6.2
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Loss from discontinued operations:
      Operating loss, net of tax . . . . .      (57,619)  (1.4)     (63,875)  (3.0)     (26,866)  (0.7)     (13,872)  (0.4)
      Loss on disposal, net of tax . . . .      (54,178)  (1.3)          --     --           --     --           --     --
                                             __________  _____   __________  _____   __________  _____   __________  _____
                                               (111,797)  (2.7)     (63,875)  (3.0)     (26,866)  (0.7)     (13,872)  (0.4)
                                             __________  _____   __________  _____   __________  _____   __________  _____

    Income before cumulative
      effect of change in
      accounting principle . . . . . . . .       83,835    2.1        3,806    0.2      183,847    5.0      206,063    5.8
    Cumulative effect on prior years
      of change in accounting principle,
      net of taxes . . . . . . . . . . . .       13,014    0.3           --     --           --     --      (10,619)  (0.3)
                                             __________  _____   __________  _____   __________  _____   __________  _____
    Net income . . . . . . . . . . . . . .   $   96,849    2.4%  $    3,806    0.2%  $  183,847    5.0%  $  195,444    5.5%
                                             __________  _____   __________  _____   __________  _____   __________  _____
                                             __________  _____   __________  _____   __________  _____   __________  _____

    Net income per average common
      and common equivalent share:
    Income from continuing operations  . .   $     2.48          $     0.86          $     2.60          $     2.75
    Loss from discontinued operations  . .        (1.47)              (0.84)              (0.34)              (0.17)
                                             __________          __________          __________          __________
    Income before cumulative effect of
      change in accounting principle . . .         1.01                0.02                2.26                2.58
    Cumulative effect on prior years of
      change in accounting principle,
      net of taxes . . . . . . . . . . . .         0.17                  --                  --               (0.14)
                                             __________          __________          __________          __________
    Net income per average common and
      common equivalent share  . . . . . .   $     1.18          $     0.02          $     2.26          $     2.44
                                             __________          __________          __________          __________
                                             __________          __________          __________          __________
    Average common and common
      equivalent shares outstanding  . . .       76,184              75,559              79,011              78,258
                                             __________          __________          __________          __________
                                             __________          __________          __________          __________

    The accompanying notes are an integral part of these financial statements.

    CONSOLIDATED BALANCE SHEETS
    Tandy Corporation and Subsidiaries
    <CAPTIONS>
    Reclassified for discontinued operations.                                          December 31,
    (In thousands)                                                             ___________________________
                                                                                   1993            1992
    ______________________________________________________________________________________________________
    Assets
    Current assets:
      Cash and short-term investments. . . . . . . . . . . . . . . . . . . .   $  213,235      $  112,626
      Accounts and notes receivable, less allowance for doubtful accounts. .      582,443         797,748
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,276,302       1,472,365
      Deferred tax and other current assets. . . . . . . . . . . . . . . . .       88,005         162,012
                                                                               __________      __________
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    2,159,985       2,544,751
                                                                               __________      __________
    Property, plant and equipment, at cost, less accumulated depreciation. .      463,738         546,585
    Investment in discontinued operations. . . . . . . . . . . . . . . . . .      405,664              --
    Other assets, net of accumulated amortization  . . . . . . . . . . . . .      189,712         290,092
                                                                               __________      __________
                                                                               $3,219,099      $3,381,428
                                                                               __________      __________
                                                                               __________      __________

    Liabilities and Stockholders' Equity
    Current liabilities:
      Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  346,164      $  375,006
      Subordinated debentures, net of unamortized bond discount  . . . . . .       31,739              --
      Current portion of guarantee of TESOP indebtedness . . . . . . . . . .       10,050          10,700
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      279,942         245,966
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      349,057         421,158
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .       14,690          13,880
                                                                               __________      __________
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    1,031,642       1,066,710
                                                                               __________      __________

    Notes payable, due after one year. . . . . . . . . . . . . . . . . . . .      127,708         223,218
    Guarantee of TESOP indebtedness. . . . . . . . . . . . . . . . . . . . .       58,930          68,980
    Subordinated debentures, net of unamortized bond discount  . . . . . . .           --          30,580
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           --          53,984
    Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . .       50,069          49,605
                                                                               __________      __________
    Total other liabilities                                                       236,707         426,367
                                                                               __________      __________

    Stockholders' equity:
      Preferred stock, no par value, 1,000,000 shares authorized
        Series A junior participating, 100,000 shares authorized and none issued       --              --

        Series B convertible, 100,000 shares authorized and issued   . . . .      100,000         100,000
        Series C PERCS, 150,000 shares authorized and issued . . . . . . . .      429,982         429,982
      Common stock, $1 par value, 250,000,000 shares authorized
        with 85,645,000 shares issued. . . . . . . . . . . . . . . . . . . .       85,645          85,645
      Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       85,752          86,414
      Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,028,041       2,006,174
      Foreign currency translation effects . . . . . . . . . . . . . . . . .        1,003         (11,056)
      Common stock in treasury, at cost, 21,689,000, and 22,419,000 shares,
        respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (707,331)       (726,861)
      Unearned deferred compensation related to TESOP  . . . . . . . . . . .      (72,342)        (81,947)
                                                                               __________      __________
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .    1,950,750       1,888,351
      Commitments and contingent liabilities . .
                                                                               __________      __________
                                                                               $3,219,099      $3,381,428
                                                                               __________      __________
                                                                               __________      __________

    The accompanying notes are an integral part of these financial statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Tandy Corporation and Subsidiaries
    <CAPTIONS>

                                                                                Six Months
                                                                  Year Ended       Ended            Year Ended
    Reclassified for discontinued operations.                    December 31,   December 31,          June 30,
    (In thousands)                                               ____________   ____________  ________________________
                                                                     1993           1992         1992         1991
    __________________________________________________________________________________________________________________
    Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . .    $  96,849     $   3,806     $ 183,847     $ 195,444

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Loss reserve on disposal of discontinued operations  .       54,178            --            --            --
        Reserve for restructuring. . . . . . . . . . . . . . .           --        87,500            --        13,753
        Cumulative effect on prior years of change in
          accounting principle, net of taxes . . . . . . . . .      (13,014)           --            --        10,619
        Depreciation and amortization. . . . . . . . . . . . .       98,571        53,502       103,281        99,698
        Deferred income taxes and other items  . . . . . . . .       11,552       (29,097)        9,302       (29,633)
        Provision for credit losses and bad debts  . . . . . .       57,491        41,483        67,388        60,643
        Gain on sale of subsidiary, assets of which
          were primarily real estate . . . . . . . . . . . . .           --            --       (18,987)           --
        Changes in operating assets and liabilities:
            Securitization of customer receivables . . . . . .           --            --            --       350,000
            Receivables. . . . . . . . . . . . . . . . . . . .       30,133      (107,295)     (121,719)     (256,445)
            Inventories. . . . . . . . . . . . . . . . . . . .      (63,965)      (81,069)      (89,441)      151,339
            Other current assets . . . . . . . . . . . . . . .       16,158       (11,882)       (2,955)       (2,028)
            Accounts payable, accrued expenses and income taxes      34,341        56,732        16,066        23,963

                                                                  _________     _________     _________     _________
    Net cash provided by operating activities  . . . . . . . .      322,294        13,680       146,782       617,353
                                                                  _________     _________     _________     _________
    Investing activities:
    Additions to property, plant and equipment . . . . . . . .     (129,287)      (69,661)     (127,495)     (151,098)
    Proceeds from sale of divested operations  . . . . . . . .      111,988            --            --            --
    Proceeds from sale of subsidiary, assets
      of which were primarily real estate  . . . . . . . . . .           --            --        20,293            --
    Purchase of InterTAN's bank debt and restructuring
      of working capital . . . . . . . . . . . . . . . . . . .      (31,663)           --            --            --
    Other investing activities . . . . . . . . . . . . . . . .       (3,187)      (20,510)        5,012        10,599
                                                                  _________     _________     _________     _________
    Net cash used by investing activities  . . . . . . . . . .      (52,149)      (90,171)     (102,190)     (140,499)
                                                                  _________     _________     _________     _________
    Financing activities:
    Purchases of treasury stock. . . . . . . . . . . . . . . .      (27,650)      (24,595)     (527,773)      (83,086)
    Sales of treasury stock to employee
      stock purchase program . . . . . . . . . . . . . . . . .       42,067        25,412        49,590        50,383
    Issuance of Series C PERCS . . . . . . . . . . . . . . . .           --            --       429,982            --
    Issuance of preferred stock to TESOP . . . . . . . . . . .           --            --            --       100,000
    Dividends paid, net of taxes . . . . . . . . . . . . . . .      (74,873)      (37,443)      (56,132)      (51,478)
    Changes in short-term borrowings-net . . . . . . . . . . .      (46,885)      186,917        57,533      (598,763)
    Additions to long-term borrowings. . . . . . . . . . . . .           --         1,043        21,071       210,167
    Repayments of long-term borrowings . . . . . . . . . . . .      (62,195)      (68,671)      (98,702)      (52,981)
                                                                  _________     _________     _________     _________
    Net cash provided (used) by financing activities . . . . .     (169,536)       82,663      (124,431)     (425,758)
                                                                  _________     _________     _________     _________
    Increase (decrease) in cash and
      short-term investments . . . . . . . . . . . . . . . . .      100,609         6,172       (79,839)       51,096
    Cash and short-term investments
      at the beginning of the year . . . . . . . . . . . . . .      112,626       106,454       186,293       135,197
                                                                  _________     _________     _________     _________
    Cash and short-term investments
      at the end of the year . . . . . . . . . . . . . . . . .    $ 213,235     $ 112,626     $ 106,454     $ 186,293
                                                                  _________     _________     _________     _________
                                                                  _________     _________     _________     _________

    The accompanying notes are an integral part of these financial statements.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    Tandy Corporation and Subsidiaries
    <CAPTIONS>

                                                                                   Common Stock
                                                                 Preferred      ___________________
    (In thousands)                                                 Stock        Shares      Dollars
    _________________________________________________________________________________________________
    Balance at June 30, 1990 . . . . . . . . . . . . . . . . .   $     --       95,645      $ 95,645
    Purchase of treasury stock . . . . . . . . . . . . . . . .         --           --            --
    Foreign currency translation adjustments, net of taxes . .         --           --            --
    Sale of treasury stock to SPP. . . . . . . . . . . . . . .         --           --            --
    Exercise of stock options. . . . . . . . . . . . . . . . .         --           --            --
    GRiD earn out. . . . . . . . . . . . . . . . . . . . . . .         --           --            --
    Retirement of treasury stock . . . . . . . . . . . . . . .         --      (10,000)      (10,000)
    Issuance of 100,000 shares of Series B convertible shares     100,000           --            --
    Series B convertible stock dividends, net of taxes of
      $2,337,000 . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
    TESOP deferred compensation earned . . . . . . . . . . . .         --           --            --
    Common stock dividends declared. . . . . . . . . . . . . .         --           --            --
    Net income . . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
                                                                 ________      _______      ________
    Balance at June 30, 1991 . . . . . . . . . . . . . . . . .    100,000       85,645        85,645
    Purchase of treasury stock . . . . . . . . . . . . . . . .         --           --            --
    Tender offer for common stock. . . . . . . . . . . . . . .         --           --            --
    Foreign currency translation adjustments, net of taxes . .         --           --            --
    Sale of treasury stock to SPP. . . . . . . . . . . . . . .         --           --            --
    Exercise of stock options. . . . . . . . . . . . . . . . .         --           --            --
    Issuance of 150,000 shares of Series C PERCS . . . . . . .    429,982           --            --
    Series B convertible stock dividends, net of taxes of
      $2,530,000 . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
    TESOP deferred compensation earned . . . . . . . . . . . .         --           --            --
    Series C PERCS dividends . . . . . . . . . . . . . . . . .         --           --            --
    Common stock dividends declared. . . . . . . . . . . . . .         --           --            --
    Net income . . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
                                                                 ________      _______      ________
    Balance at June 30, 1992 . . . . . . . . . . . . . . . . .    529,982       85,645        85,645
    Purchase of treasury stock . . . . . . . . . . . . . . . .         --           --            --
    Foreign currency translation adjustments, net of taxes . .         --           --            --
    Sale of treasury stock to SPP. . . . . . . . . . . . . . .         --           --            --
    Exercise of stock options. . . . . . . . . . . . . . . . .         --           --            --
    Series B convertible stock dividends, net of taxes of
      $1,246,000 . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
    TESOP deferred compensation earned . . . . . . . . . . . .         --           --            --
    Series C PERCS dividends . . . . . . . . . . . . . . . . .         --           --            --
    Common stock dividends declared. . . . . . . . . . . . . .         --           --            --
    Net income . . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
                                                                 ________      _______      ________
    Balance at December 31, 1992 . . . . . . . . . . . . . . .    529,982       85,645        85,645
    Purchase of treasury stock . . . . . . . . . . . . . . . .         --           --            --
    Foreign currency translation adjustments, net of taxes . .         --           --            --
    Sale of treasury stock to SPP. . . . . . . . . . . . . . .         --           --            --
    Exercise of stock options. . . . . . . . . . . . . . . . .         --           --            --
    Series B convertible stock dividends, net of taxes of
      $2,497,000 . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
    TESOP deferred compensation earned . . . . . . . . . . . .         --           --            --
    Series C PERCS dividends . . . . . . . . . . . . . . . . .         --           --            --
    Repurchase of preferred stock. . . . . . . . . . . . . . .         --           --            --
    Common stock dividends declared. . . . . . . . . . . . . .         --           --            --
    Net income . . . . . . . . . . . . . . . . . . . . . . . .         --           --            --
                                                                 ________      _______      ________
    Balance at December 31, 1993 . . . . . . . . . . . . . . .   $529,982       85,645      $ 85,645
                                                                 ________      _______      ________
                                                                 ________      _______      ________

    <CAPTIONS>

                                                          Foreign
        Treasury Stock         Additional                Currency         Unearned
     ___________________        Paid-In     Retained    Translation          Deferred
     Shares      Dollars        Capital     Earnings      Effects          Compensation      Total
    ____________________________________________________________________________________________________
    (16,513)   $(634,739)      $132,750    $2,121,405     $ 8,435        $      --          $1,723,496
     (2,933)     (83,086)            --            --          --               --             (83,086)
         --           --             --            --      (9,633)              --              (9,633)
      1,667       62,161        (11,778)           --          --               --              50,383
         53        1,867             (5)           --          --               --               1,862
        476       15,974         (2,167)           --          --               --              13,807
     10,000      370,670        (13,150)     (347,520)         --               --                  --
         --           --             --            --          --         (100,000)                 --

         --           --             --        (4,538)         --               --              (4,538)
         --           --             --            --          --            5,967               5,967
         --           --             --       (46,940)         --               --             (46,940)
         --           --             --       195,444          --               --             195,444
    _______    _________       ________    __________     _______        _________          __________
     (7,250)    (267,153)       105,650     1,917,851      (1,198)         (94,033)          1,846,762
     (3,521)     (96,348)            --            --          --               --             (96,348)
    (13,500)    (433,575)            --            --          --               --            (433,575)
         --           --             --            --       3,477               --               3,477
      1,795       62,256        (12,666)           --          --               --              49,590
         20          688             --            --          --               --                 688
         --           --             --            --          --               --             429,982

         --           --             --        (4,911)         --               --              (4,911)
         --           --             --            --          --            8,233               8,233
         --           --             --       (12,573)         --               --             (12,573)
         --           --             --       (44,432)         --               --             (44,432)
         --           --             --       183,847          --               --             183,847
    _______    _________       ________    __________     _______        _________          __________
    (22,456)    (734,132)        92,984     2,039,782       2,279          (85,800)          1,930,740
       (959)     (25,000)            --            --          --               --             (25,000)
         --           --             --            --     (13,335)              --             (13,335)
        987       31,982         (6,570)           --          --               --              25,412
          9          289             --            --          --               --                 289

         --           --             --        (2,419)         --               --              (2,419)
         --           --             --            --          --            3,853               3,853
         --           --             --       (16,050)         --               --             (16,050)
         --           --             --       (18,945)         --               --             (18,945)
         --           --             --         3,806          --               --               3,806
    _______    _________       ________    __________     _______        _________          __________
    (22,419)    (726,861)        86,414     2,006,174     (11,056)         (81,947)          1,888,351
       (763)     (24,749)            --            --          --               --             (24,749)
         --           --             --            --      12,059               --              12,059
      1,311       42,292           (225)           --          --               --              42,067
        182        5,882           (437)           --          --               --               5,445

         --           --             --        (4,638)         --               --              (4,638)
         --           --             --            --          --            9,605               9,605
         --           --             --       (32,100)         --               --             (32,100)
         --       (3,895)            --            --          --               --              (3,895)
         --           --             --       (38,244)         --               --             (38,244)
         --           --             --        96,849          --               --              96,849
    _______    _________       ________    __________     _______        _________          __________
    (21,689)   $(707,331)      $ 85,752    $2,028,041     $ 1,003        $ (72,342)         $1,950,750
    _______    _________       ________    __________     _______        _________          __________
    _______    _________       ________    __________     _______        _________          __________

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Tandy Corporation and Subsidiaries

    NOTE 1-DESCRIPTION OF BUSINESS

         Tandy Corporation ("Tandy" or the "Company") is engaged in consumer electronics retailing including the retail sale of personal computers. Radio Shack is the largest of Tandy's retail store systems with company-owned stores and dealer/franchise outlets. The Tandy Name Brand Retail Group includes McDuff Electronics mall stores and Supercenters, VideoConcepts mall stores and The Edge in Electronics stores. Tandy also operates the Computer City and Incredible Universe store chains. Additionally, Tandy continues to operate certain related retail support groups and consumer electronics manufacturing businesses.

    NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Tandy and its wholly owned subsidiaries, including its credit and insurance subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity method. The manufacturing and marketing operations included in the divestment plan have been accounted for as discontinued operations. See Note 3 for further information relating to discontinued operations. Significant intercompany transactions are eliminated in consolidation.

         CHANGE IN FISCAL YEAR: On January 10, 1993, the Board of Directors authorized the fiscal year of Tandy to be changed from June 30 to December 31 and as of December 31, 1992 this change was made. The fiscal periods of certain foreign operations end one month earlier than the Company's year end to facilitate their inclusion in the consolidated financial statements.

         FOREIGN CURRENCY TRANSLATION: In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average sales exchange rates for the year. Translation gains or losses related to net assets located outside the United States are shown as a separate component of stockholders' equity. Losses aggregating $19,803,000, net of tax, relating to discontinued operations were transferred from equity and charged to loss on disposal of discontinued operations during 1993. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. Such foreign currency transaction gains approximated $762,000 for the year ended December 31, 1993, $3,065,000 for the six months ended December 31, 1992 and $10,642,000 and $13,051,000 for fiscal years 1992 and
    1991, respectively.

         CHANGE IN ACCOUNTING PRINCIPLE-PROVISION FOR INCOME
    TAXES: In January 1993, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes" ("FAS 109") and applied the provisions prospectively. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method ("APB 11") to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

         The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. Approximately $9,786,000 of this adjustment related to continuing operations and the remaining $3,228,000 was from discontinued operations. The aggregate amount of $13,014,000 is reflected in the accompanying 1993 Consolidated Statements of Income as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the then current tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated. See Note 12 for further discussion of income taxes.

         CHANGE IN ACCOUNTING PRINCIPLE-EXTENDED WARRANTY AND SERVICE CONTRACTS: Tandy's retail operations offer extended warranty and service contracts on products sold. These contracts generally provide extended warranty coverage for periods of 12 to 48 months.

         The FASB issued Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" in December 1990. This bulletin requires revenues from sales of extended warranty and service contracts to be recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are to be deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended warranty and service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue.

         During the fourth quarter of fiscal 1991, the Company elected to adopt this technical bulletin on a retroactive basis to the beginning of fiscal 1991 by restating the previously reported three quarters. The method of adoption included the application of this accounting change to all existing contracts outstanding at July 1, 1990 and to all contracts entered into during fiscal 1991. Prior to the adoption of this technical bulletin, the Company had recognized a portion of the extended warranty and service contract revenues immediately, deferred the remaining revenues which were recognized ratably over their contract lives and expensed associated costs as incurred.

         The effect of this change for fiscal 1991 was to decrease income before the cumulative effect of the change in accounting by $3,708,000 ($.05 per share). The cumulative effect of the change on years prior to 1991, net of income taxes of $5,471,000, was to decrease 1991 net income by $10,619,000 ($.14 per share).

         CASH AND SHORT-TERM INVESTMENTS: Cash on hand in stores, deposits in banks and short-term investments with original maturities of three months or less are considered cash and cash equivalents. Short-term investments are carried at cost, which approximates market value.

         ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
           CREDIT OPERATIONS-The customer receivables of the credit operations are classified as current assets, including amounts which are contractually due after one year. This is consistent with retail industry practices.

         Finance charges, late charges and returned check fees arising from the Company's private label credit cards are recognized when earned, as interest income. The Company's policy is to write off accounts after 210 days past the initial billing date without payment of the amount due or whenever deemed uncollectible by management, whichever is sooner. Collection efforts continue subsequent to write-off.

         The Company is charged a fee by an outside accounts receivable processing service for establishing new accounts. These initial direct costs are capitalized and amortized on a straight-line basis over a period of 84 months, the estimated life over which the account will be used by a customer. These costs are shown in the accompanying consolidated balance sheets as a part of the related accounts receivable. Amortization of these loan origination costs are included as a reduction of interest income in the accompanying consolidated statements of income. Costs to process accounts on an ongoing basis are expensed as incurred.

           OTHER CUSTOMER RECEIVABLES-An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

         Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's base and their location in many different geographic areas of the country.

         INVENTORIES: Inventories are stated at the lower of cost (principally based on average cost) or market value.

         PROPERTY AND EQUIPMENT: For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are:
    _____________________________________________________________
    Buildings. . . . . . . . . . . . . . . . . . . .10-40 years
    Equipment. . . . . . . . . . . . . . . . . . . . 2-15 years
    Leasehold improvements . . . . . . . . . . . . .the shorter of the life of the improvements or the
          term of the related lease and certain renewal periods
    _____________________________________________________________

         When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative expenses. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred.

         AMORTIZATION OF EXCESS PURCHASE PRICE OVER NET TANGIBLE
    ASSETS OF BUSINESSES ACQUIRED: The excess purchase price is generally amortized over a 40-year period using the straight-line method and is classified as a non-current asset.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

         REVENUES: Retail sales are recorded on the accrual basis. Credit service charges are recorded monthly on the basis of customer account balances.

         PRE-STORE OPENING EXPENSES: Direct incremental expenses associated with the openings of new stores are deferred and amortized over a twelve-month period from the date of the store opening.

         NET INCOME PER AVERAGE COMMON AND COMMON EQUIVALENT
    SHARE: Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends, net of taxes, by the weighted average common and common equivalent shares outstanding during the period. Current year weighted average share calculations include 12,457,000 common shares relating to the Preferred Equity Redemption Convertible Preferred Stock ("PERCS"). Per share amounts and the weighted average number of shares outstanding for the six-month period ended December 31, 1992 and for the fiscal year ended June 30, 1992, have been retroactively restated to reflect the assumption that the PERCS would convert into 12,457,000 common shares in lieu of the maximum number of common shares of 15,000,000. The reduction is based upon Tandy's common stock price at December 31, 1993 being in excess of the conversion strike price thereby reducing the number of common shares that would be issued to PERCS shareholders upon conversion. Earnings per share amounts previously reported by the Company for the six months ended December 31, 1992 and the fiscal year ended June 30, 1992 were $0.84 and $2.58 for income from continuing operations, respectively, and $0.02 and $2.24 for net income, respectively. Fiscal 1991 and 1990 were not effected as the PERCS were not outstanding during these years.

         The Series B convertible stock dividends, net of taxes, were $7,136,000 for the fiscal year ended December 31, 1993, $2,419,000 for the six months ended December 31, 1992, $4,911,000 in fiscal 1992 and $4,538,000 in fiscal 1991. The taxes netted against these amounts were $0, $1,246,000, $2,530,000 and $2,337,000, respectively. Upon adoption of FAS 109 as of January 1, 1993 and in accordance with EITF 92-3, preferred dividends utilized in the earnings per share calculation can no longer be reduced for associated tax benefits paid on unallocated preferred stock held by an employee stock ownership plan.

         As the Series C PERCS mandatorily convert into common stock, they are considered outstanding common stock and the dividends are not deducted from net income for purposes of calculating net income per average common and common equivalent share. Dividends on the Series C PERCS, which were issued in February 1992, were $32,100,000 for the year ended December 31, 1993, $16,050,000 for the six months ended December 31, 1992 and $12,573,000 for the year ended June 30, 1992.

         Fully diluted earnings per common and common equivalent share are not presented since dilution is less than 3%.

    NOTE 3-DISCONTINUED OPERATIONS
         On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. The divestiture plan replaced the Company's plan to spin off all of the Company's manufacturing and marketing businesses as described in Tandy's Transition Report on Form 10-K/A-4 for the six-month period ended December 31, 1992. In connection with the plan of divestiture the Company accounted for the divestiture of these businesses as discontinued operations and recognized an after-tax charge of $70,000,000 in its quarter ended June 30, 1993. This charge was subsequently reduced by approximately $15,822,000 in the quarter ended December 31, 1993. The reduction of the reserve previously taken resulted from the better than anticipated sales price received for O'Sullivan Industries Holdings, Inc. partially offset by additional foreign currency translation losses and below plan operating results of the divested companies during the divestment period, net of related income tax adjustments. Prior year results of operations have been reclassified to reflect the discontinued operations treatment.

              Computer Manufacturing. In furtherance of the divestiture plan, the Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $90,000,000 (as adjusted post-closing based on the results of an audit of the assets and liabilities conveyed) is payable by a promissory note. The promissory note is payable in three years and interest is accrued and paid annually. The interest rate on the promissory note is currently 3.75% per annum and is adjusted annually, not to exceed 5% per annum. The terms of the promissory note stipulate that the outstanding principal balance may be paid at maturity at AST's option in cash or the common stock of AST. However, at Tandy's option not more than 50% of the initial principal balance may be paid in common stock of AST. The promissory note is supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. At December 31, 1993, the standby letter of credit approximated $67,704,000. Accounts receivable relating to the computer operations, approximating $83,000,000 at June 30, 1993, inured to the benefit of Tandy upon collection. At December 31, 1993, the balance of the remaining accounts receivable, net of allowance for doubtful accounts, was $7,700,000. Tandy also retained certain inventory which it intends to liquidate before June 30, 1994. At December 31, 1993, this inventory amounted to approximately $3,700,000.

              In October 1993, the Company sold its computer marketing operations in France to AST, together with certain other multimedia assets and additional Swedish inventory, for an aggregate of approximately $6,700,000, which was evidenced by an increase in the amount of the promissory note described above to $96,700,000. The Company has discounted this note by $2,000,000 and the discount will be recognized as income using the effective interest rate method over the life of the note.

              Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny") to purchase certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. As of December 31, 1993, Tandy has received payments of $62,500,000, recorded a $7,102,000 receivable from Hanny for the remaining purchase price and retained approximately $61,000,000 in accounts receivable and certain other assets for liquidation. Hanny is a subsidiary of Hanny Magnetics (Holdings) Limited, a Bermuda corporation, listed on the Hong Kong Stock Exchange. At December 31, 1993, accounts receivable, net of related allowance for doubtful accounts, retained by Tandy approximated $40,100,000.

              O'Sullivan Industries. On November 23, 1993, the Company announced that it would sell the common stock of O'Sullivan Industries, Inc. ("O'Sullivan") in an initial public offering. On January 27, 1994 the Company announced that it had reached an agreement with the underwriters to sell O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, common stock to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with the $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000. The initial public offering closed on February 2, 1994.

              Pursuant to a Tax Sharing and Tax Benefit
         Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc., the Company will receive payments from O'Sullivan resulting from an increased tax basis of O'Sullivan's assets thereby increasing tax deductions and accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year time period. The Company will recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

              Lika. On January 24, 1994, the Company announced that it had signed a definitive agreement to sell its manufacturing facilities which make Lika printed circuit boards. This divestiture is expected to close by June 1994 and is expected to yield approximately $17,000,000 in proceeds, including cash, a note and the liquidation of certain retained assets.

         In connection with the computer manufacturing sale and the Memtek Products sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1993 balance sheet, are adequate to cover estimated future warranty obligations for the products and for any remaining costs to dispose of these operations.

         With the closing of the Lika transaction, the divestiture program announced in June 1993 will be complete. Proceeds from the formal divestiture plan should total approximately $715,000,000 including net income tax benefits of $16,600,000 and notes receivable of approximately $100,000,000 that mature by the end of 1996. The proceeds from the divestitures are being used to reduce short-term debt and for the expansion of the Incredible Universe and Computer City store operations.

         The losses from discontinued operations prior to the measurement date are outlined in the table below.

    <CAPTIONS>
                                             Year Ended    Six Months Ended      Year Ended
                                             December 31,     December 31,         June 30,
                                             ____________  _________________  __________________
    (In thousands)                               1993            1992          1992        1991
    ______________________________________________________________________________________________
    Net sales and operating revenues . . .    $ 368,137       $500,861      $940,591     $954,821
                                              _________       ________      ________     ________
                                              _________       ________      ________     ________

    Loss from discontinued operations:
    Operating loss before income tax . . .    $ (59,549)      $(72,665)     $(30,503)    $ (4,387)
    Income tax benefit (provision) . . . .        1,930          8,790         3,637       (9,485)
                                              _________       ________      ________     ________
    Operating loss . . . . . . . . . . . .      (57,619)      $(63,875)     $(26,866)    $(13,872)
                                              _________       ________      ________     ________
                                                              ________      ________     ________

    Estimated loss on disposal . . . . . .      (63,778)
    Estimated operating loss during
      phase out period . . . . . . . . . .       (7,000)
    Income tax benefit . . . . . . . . . .       16,600
                                              _________
    Loss on disposal . . . . . . . . . . .      (54,178)
                                              _________
    Total loss from discontinued operations   $(111,797)
                                              _________
                                              _________

         A loss from the sale of the Company's computer manufacturing operations to AST, inclusive of losses from operations during the phase out period, is offset by the gains from the sale of Memtek Products, O'Sullivan and Lika, also inclusive of results of operations during the phase out period.

         Interest expense of $4,608,000 allocated through the measurement date of June 30, 1993 and $5,170,000 for the six months ended December 31, 1992, have been allocated to discontinued operations based on the percentage of the net assets of discontinued operations to total net assets.

         At December 31, 1993 net assets of discontinued operations consist primarily of inventories, accounts receivable and property, plant and equipment, primarily relating to O'Sullivan and Lika operations.

    NOTE 4-RESTRUCTURING AND OTHER CHARGES

         The Company adopted a plan resulting in business restructuring charges during the six months ended December 31, 1992 designed to improve the Company's competitiveness and future profitability. The pre-tax charge of $48,000,000 related primarily to the closing of approximately 110 of the 432 Tandy Name Brand Retail Group stores, mainly McDuff Supercenters in major market areas and, to a lesser extent, the elimination of certain product lines. Some product lines were reduced or eliminated after consideration of competitive factors and market trends. Additional restructuring charges of $39,500,000 related to discontinued operations were recognized in the six months ending December 31, 1992 and primarily related to the write-off of goodwill, the rationalization of certain product lines and the closure of certain operations. This restructuring charge is included in the operating loss from discontinued operations.

         In fiscal 1991 an $8,531,000 charge was incurred for restructuring. The charges consisted principally of costs associated with closings of Radio Shack computer centers. Restructuring charges relating to continuing operations are presented in the accompanying income statements as a separate line item.

    NOTE 5-SHORT-TERM INVESTMENTS

         The weighted average interest rate was 3.2% at December
    31, 1993 for short-term investments totaling $153,839,000.
    The weighted average interest rate was 3.5% at December 31, 1992 for short-term investments totaling $40,913,000.

    NOTE 6-ACCOUNTS AND NOTES RECEIVABLE

    Accounts and Notes Receivable

    <CAPTIONS>
                                                                    December 31,
                                                                 __________________
    (In thousands)                                                1993        1992
    ________________________________________________________________________________
    Gross customer receivable balances of credit operations. . $ 797,550    $834,321
    Less securitized customer receivables  . . . . . . . . . .  (350,000)   (350,000)
                                                               _________    ________

    Customer receivable balances of credit operations  . . . .   447,550     484,321
    Plus initial direct costs, net of amortization of
       $5,302,000 and $4,018,000, respectively . . . . . . . .     9,202       7,351
                                                               _________    ________

    Net customer receivable balances of credit operations  . .   456,752     491,672
    Trade accounts receivable. . . . . . . . . . . . . . . . .   114,143      85,246
    Receivable from InterTAN . . . . . . . . . . . . . . . . .    11,650      15,585
    Other receivables. . . . . . . . . . . . . . . . . . . . .    22,238      26,257
    Less allowance for doubtful accounts . . . . . . . . . . .   (22,340)    (21,945)
                                                               _________    ________
    Receivables related to continuing operations . . . . . . .   582,443     596,815
    Receivables related to discontinued operations, net. . . .        --     200,933
                                                               _________    ________

                                                                $582,443    $797,748
                                                               _________    ________
                                                               _________    ________

    Allowance for Doubtful Accounts
    <CAPTIONS>

                                                 Year Ended   Six Months Ended        Year Ended
                                                December 31,     December 31,          June 30,
                                                ____________  ________________     ________________
    (In thousands)                                  1993             1992           1992      1991
    __________________________________________________________________________________________________
    Balance at the beginning of the year . . . .  $ 21,945        $ 17,203       $ 16,359   $ 16,263
    Provision for credit losses and bad debts
     included in selling, general and
     administrative expense. . . . . . . . . . .    55,043          38,735         62,509     53,049
    Reserve allocated to securitized receivables    (1,203)         (2,033)        (1,136)   (12,126)
    Uncollected receivables written off,
      net of recoveries. . . . . . . . . . . . .   (53,445)        (31,960)       (60,529)   (40,827)
                                                  ________        ________       ________   ________
    Balance at the end of the year related to
      continuing operations. . . . . . . . . . .    22,340          21,945         17,203     16,359
    Balance at the end of the year related to
      discontinued operations. . . . . . . . . .        --           8,849          8,208     15,604
                                                  ________        ________       ________   ________
    Balance at the end of the year . . . . . . .  $ 22,340        $ 30,794       $ 25,411   $ 31,963
                                                  ________        ________       ________   ________
                                                  ________        ________       ________   ________


         Effective May 1, 1991, the Company transferred $573,500,000 of its customer receivables to a trust which, in turn, on June 18, 1991, sold $350,000,000 of certificates representing undivided interests in the trust in a public offering. Net proceeds from the sale of receivables approximated $346,000,000 and the Company recognized a gain of approximately $3,900,000 related to the transaction. At December 31, 1993 and 1992, all $350,000,000 of the
    certificates were outstanding and, accordingly, were not reflected in the Company's accounts receivable balances. The fair value of the certificates at December 31, 1993 was approximately $367,815,000. At December 31, 1993, the balance of the receivables in the trust approximated $651,700,000. The Company owns the remaining undivided interest in the trust not represented by the certificates and will continue to service the receivables for the trust.

         Cash flows generated from the receivables in the trust are dedicated to the payment of interest on the certificates which have an annual fixed interest rate of 8.25%, absorption of defaulted accounts in the trust and payment of servicing fees to the Company with any remaining cash flows remitted to the Company. In the event that such excess cash flows are not sufficient to absorb defaulted accounts, the Company is contingently liable up to a maximum amount of $136,100,000.

         Under this agreement the trust may issue additional series of certificates from time to time. Terms of any future series will be determined at the time of issuance.

    NOTE 7-PROPERTY, PLANT AND EQUIPMENT

                                                 December 31,
                                             ____________________
    (In thousands)                               1993      1992
    _____________________________________________________________

    Land . . . . . . . . . . . . . . . . . .   $ 32,346  $ 20,942
    Buildings. . . . . . . . . . . . . . . .    174,126   156,783
    Furniture, fixtures and equipment  . . .    394,242   393,886
    Leasehold improvements . . . . . . . . .    314,424   310,509
                                               ________  ________
                                                915,138   882,120
    Less accumulated depreciation. . . . . .    451,400   437,180
                                               ________  ________
    Property, plant and equipment related to
      continuing operations. . . . . . . . .    463,738   444,940
    Property, plant and equipment related to
      discontinued operations, net . . . . .         --   101,645
                                               ________  ________
                                               $463,738  $546,585
                                               ________  ________
                                               ________  ________

    NOTE 8-OTHER ASSETS

         Other assets includes the excess purchase price over net tangible assets of businesses acquired for continuing operations of $18,207,000 at December 31, 1993 and $18,728,000 at December 31, 1992. These amounts are net of accumulated amortization of $4,485,000, and $3,964,000, respectively. The balance at December 31, 1993 includes long-term receivables relating to InterTAN and AST of $126,384,000, net of discount of $22,198,000. See Notes 3 and 21 for a further description of the terms of the AST and InterTAN notes receivable. The balance at December 31, 1992 includes other assets relating to discontinued operations of approximately $207,864,000.

    NOTE 9-INDEBTEDNESS AND BORROWING FACILITIES

         Borrowings payable within one year are summarized in the accompanying short-term debt table on page 45. The short-term debt caption includes primarily domestic seasonal borrowings. The current portion of long-term debt at December 31, 1993 includes $82,701,000 of medium-term notes and other loans compared to $48,696,000 at December 31, 1992. The short-term debt additionally includes $31,739,000 of 10% subordinated debentures due June 30, 1994. This subordinated debenture has been called by the Company for redemption on April 1, 1994.

         Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table found on page 46.

         A commercial paper program was established during fiscal 1991 for Tandy. The Company has a $400,000,000 committed facility in place for the commercial paper program. This facility is to be used only if maturing commercial paper cannot be repaid due to an inability to sell new paper. This facility is composed of two tranches of $200,000,000 each expiring in June 1994 with annual commitment fees for the tranches of 1/10 of 1% per annum and 3/20 of 1% per annum, respectively, whether used or unused. The commercial paper facility limits the amount of commercial paper that may be outstanding to a maximum of $400,000,000.

         Long-term debt at December 31, 1993 and December 31,
    1992 totaled $186,638,000 and $322,778,000, respectively.
    Included in both years are $45,000,000 of 8.69% senior notes due January 15, 1995. These senior notes have been outstanding since February 7, 1990.

         Tandy completed a $500,000,000 shelf registration in January 1991 of which $400,000,000 was designated for medium-term notes. Tandy Credit's $400,000,000 shelf registration was amended in October 1990 to add a $200,000,000 Series B medium-term note program. At December 31, 1993 available borrowing capacity under Tandy's and Tandy Credit's medium-term note programs aggregated $429,200,000. Medium-term notes outstanding at December 31, 1993 totaled $125,479,00 compared 6to $148,900,000 at December 31, 1992.
    The weighted average coupon rates of medium-term notes outstanding at both of these dates was 8.7%.

         The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Employees Stock Ownership Plan in Note 14.

         Long-term borrowings outstanding at December 31, 1993 mature as follows:

    (In thousands)
    _____________________________________________________________
    1994 . . . . . . . . . . . . . . . . . . .       $124,490
    1995 . . . . . . . . . . . . . . . . . . .         61,008
    1996 . . . . . . . . . . . . . . . . . . .         22,678
    1997 . . . . . . . . . . . . . . . . . . .         40,921
    1998 . . . . . . . . . . . . . . . . . . .         37,331
    1999 and thereafter. . . . . . . . . . . .         24,700
    _____________________________________________________________

         The fair value of the Company's long-term debt of $311,128,000 (including current portion) is approximately
    $328,516,000 at December 31, 1993.

         Consolidated interest expense was $39,707,000 for the year ended December 31, 1993, $20,532,000 for the six months ended December 31, 1992 and $43,154,000, and $70,313,000 for the years ended June 30, 1992 and 1991. Interest income, primarily related to the Company's credit card operations, totaled $65,538,000 for the year ended December 31, 1993, $33,290,000 for the six months ended December 31, 1992 and $67,399,000 and $98,872,000 for the years ended June 30, 1992 and 1991.


    Short-Term Debt
    <CAPTIONS>
                                                                    December 31,
                                                              _______________________
    (In thousands)                                               1993         1992
    _________________________________________________________________________________
    Short-term bank debt . . . . . . . . . . . . . . . . .     $ 90,612     $245,692
    Current portion of long-term debt. . . . . . . . . . .       82,701       48,696
    Commercial paper, less unamortized discount. . . . . .      172,851       63,879
                                                               ________     ________
                                                                346,164      358,267

    Current portion of guarantee of TESOP indebtedness . .       10,050       10,700

    10% subordinated debentures due 1994, less
      unamortized discount of $692,000 . . . . . . . . . .       31,739           --
                                                               ________     ________

    Total short-term debt related to continuing operations      387,953      368,967
    Total short-term debt related to discontinued operations         --       16,739
                                                               ________     ________
    Total short-term debt. . . . . . . . . . . . . . . . .     $387,953     $385,706
                                                               ________     ________
                                                               ________     ________

    Long-Term Debt
    <CAPTIONS>
                                                                    December 31,
                                                                ___________________
    (In thousands)                                               1993         1992
    ___________________________________________________________________________________
    Notes payable with interest rates at December 31, 1993
      ranging from 3.54% to 8.69%  . . . . . . . . . . . .    $ 84,930      $110,131
    Medium-term notes payable with interest rates at
      December 31, 1993 ranging from 7.25% to 9.67%  . . .     125,479       148,900
                                                              ________      ________
                                                               210,409       259,031
    Less portion due within one year  included in current
      notes payable. . . . . . . . . . . . . . . . . . . .     (82,701)      (48,696)
                                                              ________      ________
                                                               127,708       210,335
                                                              ________      ________
    Guarantee of TESOP indebtedness. . . . . . . . . . . .      68,980        79,680
     Less current portion. . . . . . . . . . . . . . . . .     (10,050)      (10,700)
                                                              ________      ________
                                                                58,930        68,980
                                                              ________      ________
    10% subordinated debentures due 1994, less unamortized
      discount of $1,851,000 . . . . . . . . . . . . . . .          --        30,580
                                                              ________      ________

    Total long-term debt related to continuing operations      186,638       309,895
    Total long-term debt related to discontinued operations         --        12,883
                                                              ________      ________
    Total long-term debt . . . . . . . . . . . . . . . . .    $186,638      $322,778
                                                              ________      ________
                                                              ________      ________

    Short-Term Borrowing Facilities
    <CAPTIONS>

                                                                         Six Months
                                                            Year Ended      Ended              Year Ended
                                                           December 31,  December 31,            June 30,
                                                           ____________  ____________     ____________________
    (In thousands)                                             1993          1992          1992          1991
    _____________________________________________________________________________________________________________
    Domestic seasonal bank credit lines and
      bank money market lines:
         Lines available at period end . . . . . . . . . .  $1,050,000    $1,255,000    $1,398,000    $1,125,000
         Loans outstanding at period end . . . . . . . . .  $   90,000    $  240,500    $   15,000    $    1,165
         Compensating balance requirements . . . . . . . .        None          None          None          None
         Weighted average interest rate at
              period end . . . . . . . . . . . . . . . . .         3.6%          3.6%          4.0%          6.3%
         Weighted average of loans outstanding
              during period. . . . . . . . . . . . . . . .  $  168,901    $   75,454    $   20,394    $  235,878
         Highest month-end borrowings. . . . . . . . . . .  $  253,200    $  255,000    $   50,350    $  526,540
         Weighted average interest rate during
              period . . . . . . . . . . . . . . . . . . .         3.6%          3.6%          5.1%          8.2%

    Short-term foreign credit lines:
         Lines available at period end . . . . . . . . . .  $  143,685    $  186,841    $  340,704    $  331,267
         Loans outstanding at period end . . . . . . . . .  $      612    $   21,257    $   13,774    $   41,110
         Compensating balance requirements . . . . . . . .        None          None          None          None
         Weighted average interest rate at
              period end . . . . . . . . . . . . . . . . .         6.7%          9.1%         11.1%          9.8%
         Weighted average of loans outstanding
              during period. . . . . . . . . . . . . . . .  $    1,956    $   22,590    $   42,638    $   76,610
         Highest month-end borrowings. . . . . . . . . . .  $    4,382    $   29,260    $   61,637    $   96,201
         Weighted average interest rate during
              period . . . . . . . . . . . . . . . . . . .         4.0%          9.7%         13.9%         12.1%

    Letters of credit and banker's acceptance lines
         of credit:
              Lines available at period end  . . . . . . .  $  526,000    $  442,785    $  410,000    $  475,000
              Acceptances outstanding at period end. . . .        None          None          None          None
              Compensating balance requirements. . . . . .        None          None          None          None
              Letters of credit open against outstanding
                   purchase orders at period end . . . . .  $  124,701    $  128,798    $  232,791    $  206,625

    Commercial paper credit facilities:
         Commercial paper outstanding at period
              end. . . . . . . . . . . . . . . . . . . . .  $  172,851    $   63,879    $  109,295    $    8,554
         Weighted average interest rate at
              period end . . . . . . . . . . . . . . . . .         3.5%          3.8%          3.8%          6.1%
         Weighted average of commercial paper
              outstanding during period. . . . . . . . . .  $  174,494    $  112,000    $   80,601    $  247,583
         Highest month-end borrowings. . . . . . . . . . .  $  295,500    $  312,250    $  201,900    $  346,782
         Weighted average interest rate during
              period . . . . . . . . . . . . . . . . . . .         3.5%          3.5%          5.0%          7.6%

    NOTE 10-LEASES

         Tandy leases rather than owns most of its facilities. The Radio Shack stores comprise the largest portion of Tandy's leased facilities. The Radio Shack, Tandy Name Brand Retail Group and Computer City stores are located primarily in major shopping malls, shopping centers or freestanding facilities owned by other companies. The Company owns most of the Incredible Universe stores. The store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Radio Shack store leases average approximately 10 years, generally with renewal options. Tandy also leases distribution centers and office space. Capital leases are not material as the Company's operations are basically structured in a manner that precludes the need for significant financing or capital leases.

         Future minimum rent commitments at December 31, 1993 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are in the following table.

    (In thousands)
    -------------------------------------------------------------
    1994 . . . . . . . . . . . . . . . . . . .    $144,102
    1995 . . . . . . . . . . . . . . . . . . .     140,105
    1996 . . . . . . . . . . . . . . . . . . .     126,148
    1997 . . . . . . . . . . . . . . . . . . .     109,907
    1998 . . . . . . . . . . . . . . . . . . .      93,541
    1999 and thereafter. . . . . . . . . . . .     305,763
    -------------------------------------------------------------


    Rent Expense
    <CAPTIONS>
                                            Year Ended      Six Months Ended       Year Ended
                                            December 31,       December 31,          June 30,
                                            ____________    _________________   _________________
    (In thousands)                              1993               1992          1992       1991
    _________________________________________________________________________________________________
    Minimum rents. . . . .                   $200,183            $102,986      $201,794    $188,868
    Contingent rents . . .                      2,644               2,456         3,938       4,560
    Sublease rent income .                       (426)               (114)       (1,059)     (1,487)
                                             ________            ________      ________    ________
      Total rent expense .                   $202,401            $105,328      $204,673    $191,941
                                             ________            ________      ________    ________
                                             ________            ________      ________    ________

    Space Owned and Leased (Unaudited)
    <CAPTIONS>
                                                Approximate Square Footage
                                  ____________________________________________________
                                                    at December 31,
                                            1993                       1992
                                  ________________________    ________________________
    (In thousands)                 Owned   Leased   Total      Owned   Leased   Total
    ___________________________________________________________________________________
    Retail
    Radio Shack. . . . . . . . .      --   10,767   10,767        --   10,766  10,766
    Computer City. . . . . . . .      --      940      940        --      566     566
    Name Brand Retail Group. . .     550    1,649    2,199       366    2,553   2,919
    Other. . . . . . . . . . . .     275       --      275       272      162     434
                                   _____   ______   ______     _____   ______  ______
                                     825   13,356   14,181       638   14,047  14,685

    Manufacturing. . . . . . . .     641      212      853       794      212   1,006
    Warehouse and office . . . .   3,134    1,957    5,091     3,137    1,915   5,052
                                   _____   ______   ______     _____   ______  ______
                                   4,600   15,525   20,125     4,569   16,174  20,743
                                   _____   ______   ______     _____   ______  ______
                                   _____   ______   ______     _____   ______  ______

    Note:  Square footage related to continuing operations only.

    NOTE 11-ACCRUED EXPENSES
    <CAPTIONS>
                                                               December 31,
                                                           ___________________
    (In thousands)                                          1993         1992
    ___________________________________________________________________________
    Payroll and bonuses. . . . . . . . . . . . . . .      $ 57,600    $ 38,222
    Sales and payroll taxes. . . . . . . . . . . . .        44,790      38,887
    Insurance. . . . . . . . . . . . . . . . . . . .        48,609      47,388
    Deferred service contract income . . . . . . . .       102,223      97,044
    Rent . . . . . . . . . . . . . . . . . . . . . .        22,093      20,117
    Advertising. . . . . . . . . . . . . . . . . . .        25,546      27,506
    Interest expense . . . . . . . . . . . . . . . .         7,358       8,262
    Restructuring reserve. . . . . . . . . . . . . .         6,790      38,320
    Other. . . . . . . . . . . . . . . . . . . . . .        34,048      44,591
                                                          ________    ________
    Accrued expenses related to continuing operations      349,057     360,337
    Accrued expenses related to discontinued operations         --      60,821
                                                          ________    ________
                                                          $349,057    $421,158
                                                          ________    ________
                                                          ________    ________


    NOTE 12-INCOME TAXES

         The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.


    Income Tax Expense
    <CAPTIONS>
                                   Year Ended    Six Months Ended       Year Ended
                                   December 31,     December 31,          June 30,
                                   ____________  _________________   _________________
    (In thousands)                    1993              1992          1992       1991
    ____________________________________________________________________________________
    Current
      Federal. . . . . . . . . .    $109,543         $ 63,869       $118,552   $132,693
      State. . . . . . . . . . .       8,543            1,482          4,822      8,049
      Foreign. . . . . . . . . .       1,781            1,003          3,530      9,164
                                    ________         ________       ________   ________
                                     119,867           66,354        126,904    149,906
                                    ________         ________       ________   ________

    Deferred
      Federal. . . . . . . . . .      (4,344)         (31,123)        (5,619)   (24,454)
      Foreign. . . . . . . . . .          --                5         (1,500)    (2,110)
                                    ________         ________       ________   ________
                                      (4,344)         (31,118)        (7,119)   (26,564)
                                    ________         ________       ________   ________

    Total Income tax expense . .    $115,523         $ 35,236       $119,785   $123,342
                                    ________         ________       ________   ________
                                    ________         ________       ________   ________

    Statutory vs. Effective Tax Rate
    <CAPTIONS>
                                                             Year Ended     Six Months Ended        Year Ended
                                                             December 31,      December 31,           June 30,
                                                             ____________   _________________   __________________
    (In thousands)                                               1993              1992          1992        1991
    __________________________________________________________________________________________________________________
    Components of pretax income from continuing operations:
    United States. . . . . . . . . . . . . . . . . . . . .     $298,506         $ 97,874       $325,584     $337,576
    Foreign. . . . . . . . . . . . . . . . . . . . . . . .       12,649            5,043          4,914        5,701
                                                               ________         ________       ________     ________
    Income before income taxes . . . . . . . . . . . . . .     $311,155         $102,917       $330,498     $343,277
    Statutory tax rate . . . . . . . . . . . . . . . . . .         x 35%            x 34%          x 34%        x 34%
                                                               ________         ________       ________     ________

    Federal income tax at statutory rate . . . . . . . . .      108,904           34,992        112,369      116,714
    State income taxes, less federal income
         tax benefit . . . . . . . . . . . . . . . . . . .        5,553              978          3,183        5,312
    Other, net . . . . . . . . . . . . . . . . . . . . . .        1,066             (734)         4,233        1,316
                                                               ________         ________       ________     ________
    Total income tax expense . . . . . . . . . . . . . . .     $115,523         $ 35,236       $119,785     $123,342
                                                               ________         ________       ________     ________
                                                               ________         ________       ________     ________
    Effective tax rate . . . . . . . . . . . . . . . . . .        37.13%           34.24%         36.24%       35.93%
                                                               ________         ________       ________     ________
                                                               ________         ________       ________     ________

         As of December 31, 1993, the Company has tax net operating loss carryforwards of approximately $20,659,000 which are available to offset future taxable income. These carryforwards which are expected to be fully utilized, expire beginning in the year ending December 31, 2006. Accordingly, the Company has recognized a deferred tax asset relating to these carryforwards.

         In January 1993, the Company adopted FAS No. 109. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method ("APB 11") to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

         The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. Approximately $9,786,000 of this adjustment related to continuing operations and the remaining $3,228,000 was from discontinued operations. The aggregate amount of $13,014,000 is reflected in 1993 net income as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the then current tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated. The Company subsequently increased its U.S. deferred tax asset in 1993 as a result of legislation enacted during 1993 which increased the corporate tax rate from 34% to 35%. Deferred tax assets and liabilities as of December 31, 1993 for continuing operations were comprised of the following:

          Deferred Tax Assets
          ___________________

          (In thousands)                   December 31, 1993
                                           _________________

          Bad debt reserve                      $14,268
          Intercompany profit elimination         6,654
          Deferred service contract income       41,290
          Restructuring reserves                  3,362
          Insurance reserves                      5,607
          Loss carryforwards and carrybacks       7,231
          Foreign tax credits                     4,396
                                                _______
                                                 82,808
          Valuation allowance                    (4,396)
                                                _______
            Total deferred tax assets            78,412
                                                _______

          Deferred Tax Liabilities
          ________________________

          Inventory adjustments, net              8,445
          Depreciation and amortization           8,322
          Credit card origination costs           3,221
          Deferred taxes on foreign operations    4,275
          Other                                   4,269
                                                _______
            Total deferred tax liabilities       28,532
                                                _______

          Net Deferred Tax Assets               $49,880
                                                _______
                                                _______

    NOTE 13-STOCK PURCHASE AND SAVINGS PLANS

         Stock purchase and savings plans are offered by Tandy
    Corporation to its employees. These plans are designed to provide employees with a consistent investment program which provides for their retirement and an opportunity to participate in the Company's growth.

         TANDY CORPORATION STOCK PURCHASE PROGRAM. The Program is available to most employees who have been employed at least six months. Each participant may contribute 1% to 10% of annual compensation, except that the President of the Company may limit the maximum contribution for employees of certain divisions or subsidiaries to a percentage less than 10%. The Company matches 40%, 60% or 80% of the employee's contribution depending on the length of the employee's participation in the program. The Company periodically purchases common stock on the open market and then sells the number of shares required by the program each month at a price equal to the average of the daily closing prices for that month. The stock purchased by each participant is distributed annually after December 31. In the event of a tender offer (other than an issuer tender offer) or a change in control, as defined in the program, all stock credited to participants' accounts will be distributed to the participants. If the Company elects, treasury shares or authorized but unissued shares may be used. Tandy's contributions to the stock purchase program were $18,955,000 for the year ended December 31, 1993 and $8,756,000 for the six months ended December 31, 1992. For fiscal 1992 and 1991 the Company's contributions were $20,253,000 and $19,614,000, respectively.

         TANDY EMPLOYEES DEFERRED SALARY AND INVESTMENT PLAN. The Plan became effective on July 1, 1982. An eligible employee electing to participate in this plan may defer 5% of annual compensation, subject to certain limitations established by the Tax Reform Act of 1986. The Company pays this amount into the plan as a deferred salary contribution for the account of the employee. The employee's 5% contribution is considered deferred compensation and is not taxed to the employee as long as it remains in the plan. Prior to October 1, 1990, the Company matched 80% of the employee's deferred salary contribution. This matching contribution ceased on September 30, 1990. Beginning October 1990, the Company began making contributions to the newly formed employee stock ownership plan described in Note 14 in lieu of the matching contributions to the deferred salary and investment plan. To participate in the employee stock ownership plan, employees must continue to make deferred salary contributions to the Tandy Employees Deferred Salary and Investment Plan. The plan is available to most employees who have been employed at least one year. The contributions made by the Company until the employee stock ownership plan became effective October 1, 1990 were fully vested upon payment to the trustee. In June 1992, the Company received a determination letter ruling that the Tandy Employees Deferred Salary and Investment Plan is a qualified 401(k) plan. An administrative committee appointed by the Board of Directors invests the plan's assets. A substantial majority of the plan's assets are invested in Tandy securities. The Company's contribution to the investment plan from July 1, 1990 through September 30, 1990 was $3,401,000.

    NOTE 14-TANDY EMPLOYEES STOCK OWNERSHIP PLAN

         As a continuation of the Company's programs to encourage employee ownership of Tandy stock, the Company formed the Tandy Employees Stock Ownership Plan and trust (the "TESOP") on June 28, 1990. On July 31, 1990, the TESOP trustee borrowed $100,000,000 at an interest rate of 9.34% with varying semi-annual principal payments through June 30, 2000. Dividend payments and contributions from Tandy will be used to repay the indebtedness. Because Tandy has guaranteed the repayment of these notes, the indebtedness of the TESOP is recognized as a long-term obligation in the accompanying consolidated balance sheet. An offsetting charge has been made in the stockholders' equity section of the accompanying consolidated balance sheet to reflect unearned compensation related to the TESOP.

         The TESOP trustee used the proceeds from the issuance of the notes to purchase 100,000 shares of Series B TESOP Convertible Preferred Stock (the "TESOP Preferred Stock") from Tandy at a price of $1,000 per share. Each share of such stock is convertible into 21.768 shares of Tandy common stock. The number of shares of Company common stock into which each share of the TESOP Preferred Stock is convertible ("the Conversion Price") is subject to anti-dilution adjustment upon the occurrence of a number of corporate events. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semi-annually. This series of stock has certain liquidation preferences and may be redeemed by Tandy after July 1, 1994 at specified premiums. The TESOP Preferred Stock will be held by the trustee until redemption or conversion and may not be sold or distributed outside the TESOP except for resale to Tandy. The TESOP requires that shares of TESOP Preferred Stock not yet allocated to any participant's account, as well as allocated shares for which no voting instructions are received, be voted by the trustee in proportion to the votes cast with respect to allocated shares of TESOP Preferred Stock.

         Participants in the Tandy Employees Deferred Salary and Investment Plan became eligible to participate in the TESOP effective October 1, 1990. At that time the Company began making payments to the TESOP in lieu of its matching contributions to the Tandy Employees Deferred Salary and Investment Plan. During the term of the TESOP, the TESOP Preferred Stock will be allocated to the participants semi-annually based on the principal payments made on the indebtedness. The allocations to the individual participants' accounts are determined according to the terms of the TESOP. As vested participants withdraw from the TESOP, payments are made in cash or Tandy common stock. The preferred stock has a face value of $1,000 per share and the Company is obligated to redeem the preferred stock at the higher of the appraised value or $1,000 per share in the event of a participant's withdrawal. The Company has the option to redeem the preferred stock in either cash or common stock. Participants in the TESOP that were hired prior to October 1, 1990 became immediately vested in all allocations made to their accounts. Employees hired after September 30, 1990 who become TESOP participants will become vested in amounts allocated to their accounts upon the earlier of three years of participation in the TESOP or the completion of five years of employment with the Company. Forfeited shares are returned to the TESOP and allocated to the accounts of other participants.

         In June 1992 the Company received a determination letter ruling from the IRS that the TESOP was a qualified employee stock ownership plan.

         In fiscal 1991 Tandy recorded, as a component of stockholders' equity, $100,000,000 of unearned compensation to reflect the value of the TESOP Preferred Stock sold to the TESOP. As shares of the TESOP Preferred Stock are allocated to the TESOP participants, compensation expense is recorded and unearned compensation is reduced. Interest expense on the TESOP notes is also recognized as a cost of the TESOP. The compensation component of the TESOP expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock with any dividends in excess of the compensation expense reflected as a reduction of interest expense. During the year ended December 31, 1993, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $9,605,000 and $7,195,000, respectively. During the six months ended December 31, 1992, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $4,266,000 and $3,969,000, respectively. Such amounts for fiscal 1992 were $8,233,000 and $8,526,000, respectively. For the fiscal year ended June 30, 1991, these amounts were $5,967,000 and $8,488,000, respectively. Contributions from Tandy to the TESOP for the year ended December 31, 1993 and the six months ended December 31, 1992 totaled $17,895,000 and $9,269,000, respectively, including the $7,135,000 and $3,665,000 of dividends paid on the TESOP Preferred Stock. Contributions for the year ended June 30, 1992 totaled $16,926,000, including the $7,441,000 of dividends paid on the TESOP Preferred Stock. The fiscal 1991 cash contributions were $15,108,000, including $6,875,000 of dividends paid on the TESOP Preferred Stock.

         At September 30, 1993, 25,620 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the TESOP (including 6,093 shares which had been withdrawn by participants). During the six months ended December 31, 1993, 5,400 shares of TESOP Preferred Stock were released for allocation to participants at March 31, 1994.
    At December 31, 1993, 68,980 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP.

         Under the terms of Tandy's guarantee of the notes, Tandy is obligated to make annual contributions to the TESOP to enable it to pay principal and interest on the debt securities. Tandy has fully and unconditionally guaranteed the TESOP's payment obligations, whether at maturity, upon redemption, upon declaration of acceleration or otherwise. The holders of the notes have no recourse against the assets of the TESOP except in the event that the TESOP defaults on payments due and then only to the extent that the TESOP holds cash payments made by Tandy to the TESOP to enable it to meet its obligations under the notes and any earnings attributable to such contributions. No amounts were in default as of December 31, 1993.

         The TESOP fiscal year ends on March 31. At March 31, 1993, the TESOP held as assets $97,725,000 of TESOP Preferred Stock and $4,511,000 of receivables and had liabilities comprised of the remaining principal on the notes of $79,680,000 and accrued interest payable on the notes of $1,861,000, resulting in net assets of $20,695,000.

    NOTE 15-STOCK OPTIONS AND PERFORMANCE AWARDS

         1985 Stock Option Plan
         ______________________
         Under the 1985 Stock Option Plan, as amended, options to acquire up to 2,000,000 shares of Tandy's common stock may be granted to officers and key management employees of the Company. The shares authorized for issuance under the Plan upon the exercising of an option have been registered with the Securities and Exchange Commission. The Organization and Compensation Committee (the "Committee") has sole discretion in determining whether to grant options, who shall receive them, the number of options granted to any individual and whether an option will be an incentive stock option or a nonstatutory stock option. The term of incentive stock options may not exceed 10 years and the term of nonstatutory stock options may not exceed a term of 10 years plus one month. No option may be exercised within one year of the date of grant and then may be exercised in specified installments only after stated intervals of time.

         The maximum amount that may be exercised at the expiration of each of the first through fifth anniversaries of the nonstatutory stock options is 20%. On each of the first three anniversaries of the date of grant of the incentive stock options, one-third of each individual's options become exercisable. Upon termination of employment, the optionee must exercise all currently vested options by the earlier of the option expiration date(s) or three months from the date of termination of employment or forfeit such options, except that upon retirement at age 55 or older the three months is extended to 12 months in the case of nonstatutory stock options only. Notwithstanding the grant of options initially exercisable in installments, upon the termination of employment as a result of death or total disability of an optionee, all options then held shall for a period of 12 months, subject to earlier termination at the fixed expiration date, become immediately exercisable without regard to dates at which the installments are exercisable. Upon the retirement of an optionee at age 55 or older, the Committee may in its discretion accelerate the dates at which remaining installments of options may be exercised to the date of retirement. In the event of a change in control, all outstanding options become immediately exercisable for the full number of shares subject to options. The option price was determined by the Committee at the time the option is granted, but the option price will not be less than 100% of the fair market value of the stock on the date of grant. Since the option prices have been fixed at the market price on the date of grant, no compensation has been charged against earnings by the Company. Authorized and unissued shares or treasury stock may be issued to participants when options are exercised.

         The 1985 Stock Option Plan provides for adjustments to be made to options outstanding under the plan in order to prevent dilution of options upon the occurrence of a number of events, including the distribution of shares of a subsidiary of the Company to its stockholders.

         Tandy assumed an option plan which had been created by GRiD prior to its acquisition. All unexercised GRiD options expired June 30, 1993. Under the 1985 Stock Option Plan there were 1,268,205 vested options which could have been exercised for a total price of $44,710,134 at December 31, 1993. Shares available for additional grants under the 1985 Stock Option Plan were 138,599 at December 31, 1993.

         1993 Incentive Stock Plan
         _________________________
         During March 1993, the Board adopted the Tandy Corporation 1993 Incentive Stock Plan (the "1993 Plan"). The 1993 Plan was approved by stockholders in October 1993. Certain provisions of the 1993 Plan were amended by the Board on October 15, 1993. The 1993 Plan is administered by the Organization and Compensation Committee (the "Committee") of the Board. A total of 3,000,000 shares of the Company's common stock were reserved for issuance under the 1993 Plan and have been registered with the Securities and Exchange Commission.

         The 1993 Plan permits the grant of incentive stock options ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

         Grants of options under the 1993 Plan shall be for terms specified by the Committee, except that the term shall not exceed 10 years (5 years if granted to a 10% or more stockholder of the Company's common stock). Subject to the discretion of the Committee, options become exercisable in such installments and at such times payments for shares issuable upon exercise of an option may be made in cash, common stock, or a combination of both. The amount payable upon exercise of a SAR may be made at the discretion of the Committee either in cash or common stock or in a combination of cash and common stock. Provisions of the 1993 Plan generally provide that in the event of a change in control all options become immediately and fully exercisable and all restrictions lapse on restricted stock.

         As part of the 1993 Plan, each non-employee director of the Company receives a grant of NSOs for 3,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"). Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant. The first grant of the Director Options was made on September 1, 1993.

         The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

         At December 31, 1993 there were no vested options which could have been exercised and 2,650,050 shares available for additional grants under the 1993 Plan. The 1993 Plan shall terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under the 1993 Plan thereafter.

         Stock option activity from June 30, 1990 through December 31, 1993, including the exercise of GRiD options, is summarized in the accompanying chart.


    Stock Option Activity
    <CAPTIONS>
                                                                           Aggregate
                                                  Number    Option Price   Exercised
    (In thousands, except per share amounts)    of Shares     Per Share      Value
    ___________________________________________________________________________________
    June 30, 1990. . . . . . . . . . . . . . .     1,119     $5.94-$47.50   $41,467
    Options granted. . . . . . . . . . . . . .       369    $25.06-$32.63     9,333
    Options exercised. . . . . . . . . . . . .       (53)    $5.94-$47.50      (413)
    Options cancelled. . . . . . . . . . . . .       (21)    $5.94-$47.50      (736)

    June 30, 1991. . . . . . . . . . . . . . .     1,414     $5.94-$47.50    49,651
    Options granted. . . . . . . . . . . . . .       358    $24.25-$28.19    10,057
    Options exercised. . . . . . . . . . . . .       (20)    $5.94-$17.81      (119)
    Options cancelled. . . . . . . . . . . . .       (45)    $5.94-$47.50    (1,574)

    June 30, 1992. . . . . . . . . . . . . . .     1,707     $5.94-$47.50    58,015
    Options granted. . . . . . . . . . . . . .       254        $30.38        7,716
    Options exercised. . . . . . . . . . . . .        (9)        $5.94          (52)
    Options cancelled. . . . . . . . . . . . .       (12)    $5.94-$47.50      (353)

    December 31, 1992. . . . . . . . . . . . .     1,940     $5.94-$47.50    65,326
    Options granted. . . . . . . . . . . . . .       368    $30.00-$37.25    13,343
    Options exercised. . . . . . . . . . . . .      (182)    $5.94-$47.50    (5,341)
    Options cancelled. . . . . . . . . . . . .      (162)    $5.94-$47.50    (5,533)

    December 31, 1993. . . . . . . . . . . . .     1,964    $25.06-$46.13   $67,795


    NOTE 16-PREFERRED SHARE PURCHASE RIGHTS

         In August 1986 the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. The Board amended the rights plan in June 1988 and amended and restated the rights plan in June 1990. The rights, which will expire on June 22, 2000, are currently represented by the common stock certificates and when they become exercisable will entitle holders to purchase one one-thousandth of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $140 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the prior consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any person becoming an Acquiring Person. In the event that any person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a prior market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any person becomes an Acquiring Person, the Company engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a prior market value (as determined under the rights plan) equal to twice the exercise price.
    The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $.05 per right prior to any person becoming an Acquiring Person or, under certain circumstances, after the expiration of the 60-day period described above, but the rights may not be redeemed or the rights plan amended for 180 days following a change in a majority of the members of the Board (or if certain agreements are entered into during such 180-day period).


    NOTE 17-TERMINATION PROTECTION PLANS

         In August 1990, the Board of Directors of the Company approved termination protection plans and amendments to various other benefit plans including the stock purchase program and deferred salary and investment plan described in
    Note 13. These plans provide for defined termination benefits to be paid to eligible employees of the Company who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, the Company, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, the Company may not terminate or change existing employee benefit plans in any way which will affect accrued benefits or decrease the rate of the Company's contribution to the plans.


    NOTE 18-ISSUANCE OF SERIES C PERCS AND TENDER OFFER

         In February 1992, the Company issued 15,000,000 depositary shares of Series C Conversion Preferred Stock ("Series C PERCS") at $29.50 per depositary share (equivalent to $2,950.00 for each Series C PERCS). Each of the depositary shares represents ownership of 1/100th of a share of Series C PERCS. The annual dividend for each depositary share is $2.14 (based on the annual dividend rate for each Series C PERCS of $214.00). On April 15, 1995, each of the depositary shares will automatically convert into (i) one share of Tandy common stock (equivalent to 100 shares for each Series C PERCS) subject to adjustment in certain events and (ii) the right to receive on such date an amount in cash equal to all accrued and unpaid dividends thereon.
    Conversion of the outstanding depositary shares (and the Series C PERCS) is also required upon certain mergers or consolidations of the Company or in connection with certain other events. The Company has reserved 15,000,000 shares of its common stock for the potential conversion of the Series C PERCS. At any time and from time to time prior to the mandatory conversion date, the Company may call the outstanding Series C PERCS (and thereby the depositary shares), in whole or in part, for redemption. Upon any such redemption, each owner of depositary shares will receive, in exchange for each depositary share so called, shares of Tandy common stock having a market value initially equal to $43.87 (equivalent to $4,387.00 for each Series C PERCS), declining by $.004085 (equivalent to $.408500 for each Series C PERCS) on each day following the date of issue of the Series C PERCS to $39.50 (equivalent to $3,950.00 for each Series C PERCS) on February 15, 1995, and equal to $39.25 (equivalent to $3,925.00 for each Series C PERCS) thereafter, plus an amount in cash equal to all proportionate accrued and unpaid dividends thereon. The liquidation preference for each depositary share is $29.50 (equivalent to $2,950 for each Series C PERCS) plus any accrued and unpaid dividends. The holders of the Series C PERCS have the right, voting together with the common stockholders as one class, to vote in the election of directors and upon such other matters coming before any meeting of the stockholders and are entitled to cast 100 common stock votes for each Series C PERCS (or one common stock vote for each depositary share).

         Using a substantial portion of the proceeds from the issuance of the Series C PERCS, the Company purchased
    13,500,000 shares of its common stock at $32.00 per share in a "Dutch Auction" self tender offer that expired on March 26, 1992.


    NOTE 19-SUPPLEMENTAL CASH FLOW INFORMATION

         The effects of changes in foreign exchange rates on cash balances have not been material. Cash flows from operating activities included cash payments as follows:

    <CAPTIONS>
                                            Year Ended    Six Months Ended      Year Ended
                                            December 31,    December 31,         June 30,
                                            ____________  ________________  ________________
    (In thousands)                              1993            1992         1992      1991
    ___________________________________________________________________________________________
    Interest paid. . . . . . . . . . . . .    $ 47,223        $29,480      $ 59,214   $ 89,321
    Income taxes paid. . . . . . . . . . .    $105,313        $62,466      $135,736   $142,355

         During the fiscal year ended June 30, 1991, the Company incurred non-cash financing activities which included the guarantee of TESOP indebtedness and increase in unearned deferred compensation of $100,000,000 and treasury stock issued under an earn-out program of $13,807,000.

    NOTE 20-LITIGATION

         In July 1985, Pan American Electronics, Inc., a Radio Shack dealer in Mission, Texas ("Pan Am"), filed suit against the Company in the 92nd Judicial District Court in Hidalgo County, Texas. The Plaintiff's complaint alleged breach of contract and fraud based upon the allegations that the Company made certain misrepresentations and acted beyond the scope of its authority under the dealer agreement, with the alleged result that the plaintiff was forced out of the computer mail order business in 1984. In November 1993, Pan Am and Tandy resolved the pending litigation and the lawsuit was dismissed in December 1993. Although the terms of the settlement are confidential, the resolution of this legal action did not have a materially adverse impact on the Company's financial position or results of operation.

         There are various other claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, patent infringement, tax deficiencies and breach of contract against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1993. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.


    NOTE 21-RELATIONS WITH INTERTAN
         InterTAN Inc. ("InterTAN"), the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the merchandise purchase terms of the original distribution agreement, InterTAN could purchase on payment terms from Tandy, at negotiated prices, new and replacement models of products that Tandy had in its Radio Shack U.S. catalog or which Tandy may reasonably secure. A&A International ("A&A"), a subsidiary of Tandy, was the exclusive purchasing agent for products originating in the Far East for InterTAN.

         On July 16, 1993 InterTAN had an account payable to Tandy of approximately $17,000,000 of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Because InterTAN had defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. These were extended on July 23, 1993.

         On July 30, 1993 Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks has been restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World has provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.62 per share. As required by an agreement with Trans World, InterTAN filed a registration statement on January 21, 1994 seeking to register the warrants under the Securities Act of 1933.

         In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000, (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. The notes represent the restructuring of InterTAN accounts payable for merchandise already shipped and require monthly interest payments. Also, InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $31,262,000 at December 31, 1993. All principal and interest on the Series C note was paid in full by December 31, 1993. As merchandise under existing outstanding purchase orders is shipped, A&A will invoice InterTAN and amounts owed will be assigned to Trans World and will increase the amount of the Series D note. The balance of the Series D note as of December 31, 1993 was approximately $7,500,000. All of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets.

         A new merchandise agreement was reached with InterTAN in October 1993 which requires future purchase orders be backed by letters of credit posted by InterTAN. New license agreements have been negotiated which provide for a future royalty to Tandy.

         As required by the various agreements now existing between Tandy and InterTAN, InterTAN has obtained a bank revolving credit facility for Canadian $30,000,000 (U.S. $22,662,000 equivalent at December 31, 1993). Tandy has agreed with InterTAN's new banking agent, that in case of InterTAN's default on the bank credit line, Tandy will, at the option of the bank, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000 (U.S. $45,324,000 equivalent at December 31, 1993). In that event, Tandy could foreclose on its first priority lien on InterTAN's assets. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the bank, InterTAN's banking agent, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets ahead of Tandy.

         As of December 31,1993 InterTAN owed Tandy an aggregate of $63,511,000. The current portion of the obligation approximates $11,650,000 and the non-current portion approximates $51,861,000. In 1993 Tandy has not recognized any accretion of discount on the note receivable from InterTAN resulting from the purchase of the bank debt at a discounted price but will commence accretion of such discount in 1994 due to InterTAN's financial results and payment history as of December 31, 1993. Accretion of this discount will be based on the effective interest rate method and will approximate $3,856,000 in 1994. During the year ended December 31, 1993, Tandy recognized approximately $93,315,000 of sales to InterTAN and interest income of $3,085,000. Tandy's sales to InterTAN totaled $90,130,000 during the six months ended December 31, 1992, $171,126,000 during fiscal 1992, and $160,024,000 during fiscal 1991.

         A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994 only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN will be recorded as sales. InterTAN purchases from third parties through A&A will no longer be recorded as sales reflecting the arrangement under the new merchandise agreement.
    Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than in prior years, however, the earned income relating thereto will not be materially different.


    NOTE 22-QUARTERLY DATA (UNAUDITED)

         As the Company's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

         During the quarter ended December 31, 1993, the Company recognized a gain, net of tax, from discontinued operations of approximately $15,822,000. This gain partially offsets the after-tax charge of $70,000,000 previously taken in the June 1993 quarter and reduces the loss on disposal of discontinued operations to approximately $54,178,000. The gain resulted from the better than anticipated sales price received for O'Sullivan partially offset by additional foreign currency translation losses and below plan operating results of the divested companies during the divestment period, net of related income tax adjustments. See Note 3 for further information on discontinued operations.

         During the quarter ended March 31, 1993, the Company adopted FAS 109 which changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. This amount is reflected in 1993 net income as the cumulative effect of a change in accounting principle. See Note 2 for further information on Change in Accounting Principle - Provision for Income Taxes.

         During the quarter ended December 31, 1992, the Company provided pre-tax reserves of $48,000,000 and $39,500,000 for business restructuring relating to continuing and discontinued operations, respectively. See Note 4 for further information on restructuring and other charges.

         During the quarter ended June 30, 1992, the Company completed the sale of a Japanese subsidiary, the assets of which were primarily real estate. The pre-tax gain from this sale, including recognition of foreign currency translation adjustments, was $18,987,000.

         As discussed in detail in Note 2, income per share amounts and the weighted average of common and common equivalent shares outstanding for all quarters commencing with the quarter ending March 31, 1992 (date of issuance) through September 30, 1993 have been retroactively restated for the assumption that the PERCS will convert into 12,457,133 shares in lieu of the previously used 15,000,000 common shares based upon the Company's stock price at December 31, 1993.

    QUARTERLY DATA (Unaudited)
    <CAPTIONS>

                                                                           Three Months Ended
    Reclassified for discontinued operations.    ________________________________________________________________
    (In thousands, except per share              Sept. 30,   Dec. 31,   Mar. 31,   Jun. 30,  Sept. 30,   Dec. 31,
    amounts)                                        1991       1991       1992       1992       1992       1992
    ________________________________________________________________________________________________________________
    Net sales and operating revenues . . . . .    $834,977  $1,196,786  $815,668  $801,853   $875,850   $1,285,299
    Cost of products sold. . . . . . . . . . .     430,980     638,490   425,713   431,207    477,065      744,166
                                                  ________  __________  ________  ________   ________   __________
    Gross profit . . . . . . . . . . . . . . .     403,997     558,296   389,955   370,646    398,785      541,133
                                                  ________  __________  ________  ________   ________   __________

    Expenses:
    Selling, general and
      administrative . . . . . . . . . . . . .     315,939     414,805   318,843   292,533    326,019      435,780
    Depreciation and
      amortization . . . . . . . . . . . . . .      18,256      18,045    18,654    19,566     19,713       20,247
    Net interest income. . . . . . . . . . . .      (2,743)     (3,865)   (9,173)   (8,464)    (6,310)      (6,448)
    Provision for restructuring
      costs. . . . . . . . . . . . . . . . . .          --          --        --        --         --       48,000
                                                  ________  __________  ________  ________   ________   __________
                                                   331,452     428,985   328,324   303,635    339,422      497,579

    Income before income taxes,
      discontinued operations and
      cumulative effect of change in
      accounting principle . . . . . . . . . .      72,545     129,311    61,631    67,011     59,363       43,554
    Provision for income
      taxes. . . . . . . . . . . . . . . . . .      26,290      46,863    22,335    24,297     20,326       14,910
                                                  ________  __________  ________  ________   ________   __________

    Income from continuing operations. . . . .      46,255      82,448    39,296    42,714     39,037       28,644

    Income (loss) from discontinued operations      (4,422)     (3,638)   (4,205)  (14,601)    (6,894)     (56,981)
                                                  ________  __________  ________  ________   ________   __________
    Income (loss) before
      cumulative effect of change
      in accounting principle. . . . . . . . .      41,833      78,810    35,091    28,113     32,143      (28,337)

    Cumulative effect on prior years
      of change in accounting principle. . . .          --          --        --        --         --           --
                                                  ________  __________  ________  ________   ________   __________
    Net income (loss). . . . . . . . . . . . .    $ 41,833  $   78,810  $ 35,091  $ 28,113   $ 32,143   $  (28,337)
                                                  ________  __________  ________  ________   ________   __________
                                                  ________  __________  ________  ________   ________   __________

    Net income (loss) per average common
      and common equivalent share:
    Income from continuing operations. . . . .    $    .57  $     1.04  $    .46  $    .54   $    .50   $      .36
    Loss from discontinued operations. . . . .       (0.05)      (0.04)    (0.05)    (0.19)     (0.09)       (0.75)
                                                  ________  __________  ________  ________   ________   __________
    Income (loss) before cumulative effect of
      change in accounting principle . . . . .         .52        1.00       .41       .35        .41        (0.39)
    Cumulative effect on prior years
      of change in accounting principle. . . .          --          --        --        --         --           --
                                                  ________  __________  ________  ________   ________   __________

    Net income (loss) per average common
      and common equivalent share. . . . . . .    $    .52  $     1.00  $    .41  $    .35   $    .41   $    (0.39)
                                                  ________  __________  ________  ________   ________   __________
                                                  ________  __________  ________  ________   ________   __________

    Dividends declared per common
      share. . . . . . . . . . . . . . . . . .    $    .15  $      .15  $    .15  $    .15   $    .15   $      .15
                                                  ________  __________  ________  ________   ________   __________
                                                  ________  __________  ________  ________   ________   __________
    Average common and common equivalent
      shares outstanding . . . . . . . . . . .      78,434      77,863    82,259    77,387     75,507       75,611
                                                  ________  __________  ________  ________   ________   __________
                                                  ________  __________  ________  ________   ________   __________

    QUARTERLY DATA (Unaudited) (continued)
    <CAPTIONS>
                                                                         Three Months Ended
    Reclassified for discontinued operations.                __________________________________________
    (In thousands, except per share                          Mar. 31,   Jun. 30,   Sept. 30,    Dec. 31,
    amounts)                                                   1993       1993       1993        1993
    ________________________________________________________________________________________________________
    Net sales and operating revenues . . . . . . . . . .     $864,712  $ 843,111   $939,897   $1,454,831
    Cost of products sold. . . . . . . . . . . . . . . .      474,992    474,245    539,362      894,008
                                                             ________  _________   ________   __________
    Gross profit . . . . . . . . . . . . . . . . . . . .      389,720    368,866    400,535      560,823
                                                             ________  _________   ________   __________
                                                             ________  _________   ________   __________

    Expenses:
    Selling, general and
      administrative . . . . . . . . . . . . . . . . . .      313,190    306,654    317,699      417,133
    Depreciation and
      amortization . . . . . . . . . . . . . . . . . . .       19,965     20,438     20,090       19,451
    Net interest income. . . . . . . . . . . . . . . . .       (7,488)    (8,211)    (4,276)      (5,856)
    Provision for
      restructuring costs. . . . . . . . . . . . . . . .           --         --         --           --
                                                             ________  _________   ________   __________
                                                              325,667    318,881    333,513      430,728

    Income before income taxes,
      discontinued operations and
      cumulative effect of change in
      accounting principle . . . . . . . . . . . . . . .       64,053     49,985     67,022      130,095
    Provision for income
      taxes. . . . . . . . . . . . . . . . . . . . . . .       23,380     18,244     24,463       49,436
                                                              _______  _________   ________   __________
    Income from continuing operations. . . . . . . . . .       40,673     31,741     42,559       80,659

    Income (loss) from discontinued operations . . . . .      (18,542)  (109,077)        --       15,822
                                                             ________  _________   ________   __________
    Income (loss) before
      cumulative effect of change
      in accounting principle. . . . . . . . . . . . . .       22,131    (77,336)    42,559       96,481

    Cumulative effect on prior years
      of change in accounting principle. . . . . . . . .       13,014         --         --           --
                                                             ________  _________   ________   __________
    Net income (loss). . . . . . . . . . . . . . . . . .     $ 35,145  $ (77,336)  $ 42,559   $   96,481
                                                             ________  _________   ________   __________
                                                             ________  _________   ________   __________

    Net income (loss) per average common
      and common equivalent share:
    Income from continuing operations. . . . . . . . . .     $    .51  $     .39   $    .53   $     1.03
    Income (loss) from discontinued operations . . . . .         (.24)     (1.43)        --          .21
                                                             ________  _________   ________   __________
    Income (loss) before cumulative effect of
      change in accounting principle . . . . . . . . . .          .27      (1.04)       .53         1.24
    Cumulative effect on prior years of change
      in accounting principle. . . . . . . . . . . . . .          .17         --         --           --
                                                             ________  _________   ________   __________

    Net income (loss) per average common
      and common equivalent share. . . . . . . . . . . .     $    .44  $   (1.04)  $    .53   $     1.24
                                                             ________  _________   ________   __________
                                                             ________  _________   ________   __________


    Dividends declared per common
      share. . . . . . . . . . . . . . . . . . . . . . .     $    .15  $     .15   $    .15   $      .15
                                                             ________  _________   ________   __________
                                                             ________  _________   ________   __________
    Average common and common equivalent
      shares outstanding . . . . . . . . . . . . . . . .       75,722     76,028     76,307       76,674
                                                             ________  _________   ________   __________
                                                             ________  _________   ________   __________

    Property, Plant and Equipment                                                                       SCHEDULE V
    Tandy Corporation and Subsidiaries
    <CAPTIONS>
                                                                                     Reclassification
                                           Balance at                                       of        Balance at
                                            Beginning  Additions Retirements           Discontinued     End of
    (In thousands)                          of Period   at Cost   and Sales   Other(1)  Operations      Period
    _______________________________________________________________________________________________________________
    Year Ended December 31, 1993
      Land . . . . . . . . . . . . . . .   $   26,044  $  8,650  $  (1,126)  $    --   $  (1,222)    $   32,346
      Buildings. . . . . . . . . . . . .      209,608    18,137    (21,868)     (359)    (31,392)       174,126
      Furniture, fixtures and equipment.      534,316    64,768   (124,665)     (527)    (79,650)       394,242
      Leasehold improvements . . . . . .      319,701    37,732    (42,907)     (102)         --        314,424
                                           __________  ________  __________  ________  __________    __________
                                           $1,089,669  $129,287  $(190,566)  $  (988)  $(112,264)    $  915,138
                                           __________  ________  __________  ________  __________    __________
                                           __________  ________  __________  ________  __________    __________

    Six Months Ended December 31, 1992
      Land . . . . . . . . . . . . . . .   $   25,802  $    242  $      --   $    --   $      --     $   26,044
      Buildings. . . . . . . . . . . . .      197,286    12,515         --      (193)         --        209,608
      Furniture, fixtures and equipment.      510,310    40,087    (13,742)   (2,339)         --        534,316
      Leasehold improvements . . . . . .      311,560    16,817     (8,414)     (262)         --        319,701
                                           __________  ________  __________  ________  __________    __________
                                           $1,044,958  $ 69,661  $ (22,156)  $(2,794)  $      --     $1,089,669
                                           __________  ________  __________  ________  __________    __________
                                           __________  ________  __________  ________  __________    __________

    Year Ended June 30, 1992
      Land . . . . . . . . . . . . . . .   $   18,657  $  8,458  $  (1,313)  $    --   $      --     $   25,802
      Buildings. . . . . . . . . . . . .      186,656    11,334     (1,707)    1,003          --        197,286
      Furniture, fixtures and equipment.      464,341    72,240    (28,953)    2,682          --        510,310
      Leasehold improvements . . . . . .      295,674    35,462    (19,658)       82          --        311,560
                                           __________  ________  __________  ________  __________    __________
                                           $  965,328  $127,494  $ (51,631)  $ 3,767   $      --     $1,044,958
                                           __________  ________  __________  ________  __________    __________
                                           __________  ________  __________  ________  __________    __________

    Year Ended June 30, 1991
      Land . . . . . . . . . . . . . . .   $   16,781  $  2,075  $    (332)  $   133   $      --     $   18,657
      Buildings. . . . . . . . . . . . .      154,282    34,735     (2,279)      (82)         --        186,656
      Furniture, fixtures and equipment.      451,486    69,111    (56,321)       65          --        464,341
      Leasehold improvements . . . . . .      271,206    45,178    (20,701)       (9)         --        295,674
                                           __________  ________  __________  ________  __________    __________
                                           $  893,755  $151,099  $ (79,633)  $   107   $  965,328
                                           __________  ________  __________  ________  __________    __________
                                           __________  ________  __________  ________  __________    __________


    (1) FAS No. 52, "Foreign Currency Translation," requires that foreign fixed assets and related accumulated depreciation be translated into U.S. dollars at the rates in effect at the date of the balance sheet. The amounts shown in the "Other" column reflect the changes in currency values between the balance sheet dates.

    Accumulated Depreciation and Amortization                                                          SCHEDULE VI
    of Property, Plant and Equipment
    Tandy Corporation and Subsidiaries
    <CAPTIONS>
                                                                                      Reclassification
                                        Balance at                                           of        Balance at
                                         Beginning                Retirements           Discontinued     End of
    (In thousands)                       of Period  Depreciation   and Sales   Other(1)  Operations      Period
    ________________________________________________________________________________________________________________
    Year Ended December 31, 1993
      Buildings. . . . . . . . . . . .   $ 45,814     $ 5,941     $  (4,314)  $   (40)    $ (7,036)     $ 40,365
      Furniture, fixtures and equipment   319,969      60,484       (95,872)     (108)     (46,781)      237,692
      Leasehold improvements . . . . .    177,301      27,106       (31,094)       30           --       173,343
                                         ________     _______     __________  ________    _________     ________
                                         $543,084     $93,531     $(131,280)  $  (118)    $(53,817)     $451,400
                                         ________     _______     __________  ________    _________     ________
                                         ________     _______     __________  ________    _________     ________

    Six Months Ended December 31, 1992
      Buildings. . . . . . . . . . . .   $ 42,874     $ 2,733     $      --   $   207     $     --      $ 45,814
      Furniture, fixtures and equipment   300,000      32,673       (11,193)   (1,511)          --       319,969
      Leasehold improvements . . . . .    170,984      14,371        (7,941)     (113)          --       177,301
                                         ________     _______     __________  ________    _________     ________
                                         $513,858     $49,777     $ (19,134)  $(1,417)    $     --      $543,084
                                         ________     _______     __________  ________    _________     ________
                                         ________     _______     __________  ________    _________     ________

    Year Ended June 30, 1992
      Buildings. . . . . . . . . . . .   $ 38,641     $ 5,251     $  (1,149)  $   131     $     --      $ 42,874
      Furniture, fixtures and equipment   262,508      61,377       (25,622)    1,737           --       300,000
      Leasehold improvements              159,273      29,301       (17,668)       78           --       170,984
                                         ________     _______     __________  ________    _________     ________
                                         $460,422     $95,929     $ (44,439)  $ 1,946     $     --      $513,858
                                         ________     _______     __________  ________    _________     ________
                                         ________     _______     __________  ________    _________     ________

    Year Ended June 30, 1991
      Buildings. . . . . . . . . . . .   $ 35,194     $ 4,225     $    (858)  $    80     $     --      $ 38,641
      Furniture, fixtures and equipment   252,545      60,040       (50,308)      231           --       262,508
      Leasehold improvements . . . . .    148,193      28,433       (17,408)       55           --       159,273
                                         ________     _______     __________  ________    _________     ________
                                         $435,932     $92,698     $ (68,574)  $   366     $     --      $460,422
                                         ________     _______     __________  ________    _________     ________
                                         ________     _______     __________  ________    _________     ________

    (1) FAS No. 52, "Foreign Currency Translation," requires that foreign fixed assets and related accumulated depreciation be translated into U.S. dollars at the rates in effect at the date of the balance sheet. The amounts shown in the "Other" column reflect the changes in currency values between the balance sheet dates.

                                                                                   SCHEDULE X
    Charged to Costs and Expenses
    Tandy Corporation and Subsidiaries
    <CAPTIONS>

                                        Year Ended    Six Months Ended
                                        December 31,    December 31,     Year Ended June 30,
                                        ____________  ________________   ____________________
    (In thousands)                           1993           1992           1992        1991
    ___________________________________________________________________________________________
    Maintenance and repairs. . . . . . .         *              *               *            *
    Depreciation and amortization of
      intangible assets, preoperating
      costs and similar deferrals. . . .         *              *               *            *
    Taxes, other than payroll and
      income taxes . . . . . . . . . . .  $ 37,719       $ 18,919        $ 32,225     $ 28,446
    Royalties. . . . . . . . . . . . . .         *              *               *            *
    Advertising costs. . . . . . . . . .  $205,831       $150,374        $239,352     $251,903

    * Less than 1% of sales and operating revenues.

                              TANDY CORPORATION
                              INDEX TO EXHIBITS

    Exhibit
    Number      Description

    2a Agreement for Purchase and Sale of Assets dated as of June 30, 1993 between AST Research, Inc., as Purchaser and Tandy Corporation, TE Electronics Inc., and GRiD Systems Corporation, as Sellers (without exhibits) (filed as Exhibit 2 to Tandy's July 13, 1993 Form 8-K filed on July 27, 1993, Accession No. 0000096289-93-000004 and
                incorporated herein be reference).

    2b Amended and Restated Stock Exchange Agreement dated February 1, 1994 by and among O'Sullivan
                Industries Holdings, Inc., and TE Electronics
                Inc.

    2c U.S. Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch & Co., Wheat First Butcher & Singer, The Chicago Dearborn Company and Rauscher Pierce Refsnes, Inc.

    2d          International Purchase Agreement dated January
                26, 1994 by and among O'Sullivan Industries
                Holdings, Inc., TE Electronics Inc. and the U.S.
                Underwriters which included Merrill Lynch
                International Limited and UBS Limited.

    3a(i) Restated Certificate of Incorporation of Tandy dated December 10, 1982 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

    3a(ii) Certificate of Amendment of Certificate of Incorporation of Tandy Corporation dated November 13, 1986 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and
                incorporated herein by reference).

    3a(iii) Certificate of Amendment of Certificate of Incorporation, amending and restating the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated June 22, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

    3a(iv) Certificate of Designations of Series B TESOP Convertible Preferred dated June 29, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

    3a(v) Certificate of Designation, Series C Conversion Preferred Stock dated February 13, 1992 (filed as
                Exhibit 4A to Tandy's 1993 Form  S-8 for the
                Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

    3b Tandy Corporation Bylaws, restated as of August 4, 1993 (filed as Exhibit 4B to Tandy's Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and
                incorporated herein by reference).

    4a          Indenture, dated June 30, 1974, for 10%
                Subordinated Debentures due 1994.

    4b Amended and restated Rights Agreement with the First National Bank of Boston dated June 22, 1990 for Preferred Share Purchase Rights.

    4c(i)       Revolving Credit Agreement between Tandy Credit
                Corporation, Tandy Corporation and Texas Commerce
                Bank, individually and as Agent for eleven other banks, dated as of June 17, 1991.

    4c(ii) First Amendment to Revolving Credit Agreement between Tandy Credit Corporation, Tandy
                Corporation and Texas Commerce Bank, individually and as agent for eleven other banks, dated June
                11, 1992.

    4c(iii) Second Amendment to Revolving Credit Agreement between Tandy Credit Corporation, Tandy Corporation and Texas Commerce Bank National Association, individually and as agent for eleven other banks, dated June 8, 1993 (filed as Exhibit 4c(iii) to Tandy's Form 10-Q filed on November 16, 1993, Accession No. 0000096289-93-000018
                and incorporated herein by reference).

    4d Continuing Guaranty dated June 18, 1991 by Tandy of obligations of the Company in favor of the banks participating in the Revolving Credit
                Agreement.

    4e Continuing Guaranty dated as of June 18, 1991 by Tandy Corporation in favor of holders of indebtedness issued by Tandy Credit Corporation that is or may be publicly traded and is rated by at least one nationally recognized rating agency.

    10a* Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990.

    10b*        Form of Executive Pay Plan Letters

    10c*        Post Retirement Death Benefit Plan for Selected
                Executive Employees of Tandy Corporation and
                Subsidiaries as restated June 10, 1991.10d

    10d*        Tandy Corporation Officers Deferred Compensation
                Plan as restated July 10, 1992.

    10e*        Special Compensation Plan No. 1 for Tandy
                Corporation Executive Officers, adopted in 1993.

    10f*        Special Compensation Plan No. 2 for Tandy
                Corporation Executive Officers, adopted in 1993.

    10g*        Special Compensation Plan for Directors of Tandy
                Corporation dated November 13, 1986.

    10h*        Director Fee Resolution.

    10i* Tandy Corporation 1985 Stock Option Plan as restated effective August 1990.

    10j* Tandy Corporation 1993 Incentive Stock Plan as restated October 14, 1993 (filed as Exhibit 4B to Tandy's Form S-8 for Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and
                incorporated herein by reference).

    10k* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990.

    10l* Restated Trust Agreement Tandy Employees Supplemental Stock Program through Amendment No. III dated March 29, 199 (filed as Exhibit 10H to Tandy's Form 10-K/A-4 filed on September 3, 1993, Accession No. 0000096289-93-000011 and
                incorporated herein by reference).

    10m*        Forms of Termination Protection Agreements for
                (i) Corporate Executives, (ii) Division
                Executives, and iii) Subsidiary Executives.

    10n* Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii) Level
                II Plans.

    10o* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries i) Formula, ii) Discretionary, and iii) Pay Plan.

    10p*        Form of Indemnity Agreement with Directors,
                Corporate Officers and two Division Officers of
                Tandy Corporation.

    11          Statement of Computation of Earnings per Share

    12          Statement of Computation of Ratios of Earnings to
                Fixed Charges

    22          Subsidiaries

    23          Consent of Independent Accountants

    _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".