Form 10-Q
period 1994-03-31
TANDY CORP /DE/
filed 1994-05-13
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                                OR

    __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to ________

                                 Commission File No.  1-5571


                           TANDY CORPORATION
         (Exact name of registrant as specified in its charter)

               Delaware                        75-1047710
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

      1800 One Tandy Center, Fort Worth, Texas      76102
      (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code:
                         (817) 390-3700

                                 N/A
          (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes  X   No____

    The number of shares outstanding of the issuer's Common
    Stock, $1 par value, on April 30, 1994 was 63,441,368.

               Index to Exhibits is on Sequential Page No.  11.

                     PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


                      TANDY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)

    <CAPTIONS>
    (In thousands, except per share amounts)
                                                          Three Months Ended
                                                               March 31,
                                                   _______________________________
                                                        1994              1993
                                                   ______________      ___________

    Net sales and operating revenues                $ 992,135           $ 864,712
    Cost of products sold                             584,781             474,992
                                                    _________           _________

    Gross profit                                      407,354             389,720
                                                    _________           _________

    Expenses:
    Selling, general and administrative               331,920             313,190
    Depreciation and amortization                      20,744              19,965
    Net interest income                               (12,994)             (7,488)
                                                    _________           _________
                                                      339,670             325,667
                                                    _________           _________

    Income before income taxes, discontinued
      operations and cumulative effective of
      change in accounting principle                   67,684              64,053
    Provision for income taxes                         25,889              23,380
                                                    _________           _________

    Income from continuing operations                  41,795              40,673
    Loss from discontinued operations:
      Operating loss, net of tax                           --             (18,542)
                                                    _________           _________

    Income before cumulative effect of change
      in accounting principle                          41,795              22,131
    Cumulative effect on prior years of change
      in accounting principle                              --              13,014
                                                    _________           _________

    Net income                                      $  41,795           $  35,145
                                                    _________           _________
                                                    _________           _________

    Net income (loss) per average common and
      common equivalent share:
    Income from continuing operations               $    0.51           $    0.50
    Loss from discontinued operations                      --               (0.24)
                                                    _________           _________
    Income before cumulative effect of change
      in accounting principle                            0.51                0.26

    Cumulative effect on prior years of change
      in accounting principle                              --                0.17
                                                    _________           _________

    Net income per average common and common
      equivalent share                              $    0.51           $    0.43
                                                    _________           _________
                                                    _________           _________

    Dividends declared per common share             $    0.15           $    0.15
                                                    _________           _________
                                                    _________           _________

    Average common and common equivalent shares
      outstanding                                      78,986              78,265
                                                    _________           _________
                                                    _________           _________

    The accompanying notes are an integral part of these financial statements.


                                              TANDY CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets (Unaudited)

    <CAPTIONS>
    (In thousands)                                              March 31,        Dec.  31,        March 31,
                                                                  1994             1993             1993
                                                               ___________      __________       __________
    Assets
    Current assets:
      Cash and short-term investments                          $   369,710     $   213,235      $   163,762
      Accounts and notes receivable, less
        allowance for doubtful accounts                            512,468         582,443          658,987
      Inventories, at lower of cost or market                    1,171,587       1,276,302        1,405,412
      Other current assets                                          76,228          88,005          162,031
                                                               ___________      __________       __________

    Total current assets                                         2,129,993       2,159,985        2,390,192

    Property and equipment, at cost,
      less accumulated depreciation                                463,334         463,738          546,483

    Investment in discontinued operations                           30,181         405,664               --

    Other assets, net of accumulated amortization                  191,477         189,712          296,440
                                                               ___________      __________       __________
                                                               $ 2,814,985     $ 3,219,099      $ 3,233,115
                                                               ___________      __________       __________
                                                               ___________      __________       __________

    Liabilities and Stockholders' Equity
    Current liabilities:
      Notes payable                                            $    90,700     $   346,164      $   337,984
      Subordinated debentures, net of
        unamortized bond discount                                   32,085          31,739               --
      Current portion of TESOP guarantee                            10,050          10,050           10,700
      Accounts payable                                             217,578         279,942          219,501
      Accrued expenses                                             279,406         349,057          341,793
      Income taxes payable                                          39,606          14,690           11,755
                                                               ___________      __________       __________
    Total current liabilities                                      669,425       1,031,642          921,733
                                                               ___________      __________       __________

    Notes payable, due after one year                               82,713         127,708          211,578
    Guarantee of TESOP indebtedness                                 58,930          58,930           68,980
    Subordinated debentures, net of
      unamortized bond discount                                         --              --           30,860
    Deferred income taxes                                               --              --           53,984
    Other non-current liabilities                                   48,032          50,069           39,547
                                                               ___________      __________       __________

    Total other liabilities                                        189,675         236,707          404,949
                                                               ___________      __________       __________

    Stockholders' equity:
    Preferred stock, no par value, 1,000,000
      shares authorized
        Series A junior participating, 100,000
          shares authorized and none issued                             --              --               --
        Series B convertible, 100,000 shares
          authorized and issued                                    429,982         429,982          429,982
        Series C PERCS, 150,000 shares authorized
          and issued                                               100,000         100,000          100,000
    Common stock, $1 par value, 250,000,000 shares
      authorized with 85,645,000 shares issued                      85,645          85,645           85,645
    Additional paid-in capital                                      89,340          85,752           84,336
    Retained earnings                                            2,051,111       2,028,041        2,022,579
    Foreign currency translation effects                             1,389           1,003          (16,194)
    Stock held in treasury, at cost 22,135,000,
      21,689,000 and 22,258,000 common shares,
      respectively                                                (732,073)       (707,331)        (719,789)
    Unearned deferred compensation related to TESOP                (69,509)        (72,342)         (80,126)
                                                               ___________      __________       __________
    Total stockholders' equity                                   1,955,885       1,950,750        1,906,433
    Commitments and contingent liabilities
                                                               ___________      __________       __________
                                                               $ 2,814,985     $ 3,219,099      $ 3,233,115
                                                               ___________      __________       __________
                                                               ___________      __________       __________

     The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                   _______________________________

    (In thousands)                                      1994            1993
                                                   _____________    _____________
    Cash flows from operating activities:
    Net Income                                       $  41,795        $  35,145

    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Cumulative effect on prior years of
          change in accounting principle                    --          (13,014)
        Depreciation and amortization                   20,744           26,583
        Provision for credit losses and bad debts        5,192           12,089
        Other items                                        379            3,782

    Changes in operating assets and liabilities:
      Receivables                                      106,646          124,982
      Inventories                                      104,714           66,953
      Other current assets                              12,230              (19)
      Accounts payable, accrued expenses and
        income taxes                                  (115,739)        (107,356)
                                                   _____________    _____________
      Net cash provided by operating activities        175,961          149,145
                                                   _____________    _____________

    Investing activities:
      Additions to property, plant and equipment,
        net of retirements                             (21,223)         (24,644)
       Proceeds from sale of divested operations       351,250               --
       Other investing activities                        1,949          (12,068)
                                                   _____________    _____________
       Net cash provided (used) by investing
         activities                                    331,976          (36,712)
                                                   _____________    _____________

    Financing activities:
      Purchase of treasury stock                       (33,791)          (9,405)
      Sale of treasury stock to employee
        stock purchase program                          13,978           14,226
      Dividends paid                                   (17,618)         (17,507)
      Changes in short-term borrowings, net           (272,524)         (40,045)
      Changes in long-term borrowings, net             (41,507)          (8,566)
                                                   _____________    _____________

      Net cash used by financing activities           (351,462)         (61,297)
                                                   _____________    _____________

    Increase in cash and short-term investments        156,475           51,136
    Cash and short-term investments, beginning
      of period                                        213,235          112,626
                                                   _____________    _____________
    Cash and short-term investments, end
      of period                                      $ 369,710        $ 163,762
                                                   _____________    _____________
                                                   _____________    _____________

    The accompanying notes are an integral part of these financial statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1993.

    NOTE 2-RELATIONS WITH INTERTAN

    As of March 31, 1994, InterTAN owed Tandy an aggregate of $56,029,000. The current portion of the InterTAN obligation approximates $4,168,000 and the non-current portion approximates $51,861,000. The Series D note payable from InterTAN to Tandy was paid in full during the quarter. The note approximated $7,500,000 at December 31, 1993 and represented invoices for shipped goods. Through March 31, 1994, Tandy recognized accretion of discount of $851,000 on the note receivable from InterTAN resulting from the purchase of the bank debt at a discounted price. Accretion of the discount is based on the effective interest rate method and is expected to approximate $3,856,000 in 1994. During the quarter ended March 31, 1994, Tandy recognized approximately $10,913,000 of sales to InterTAN and interest income of $1,974,000 (including the accretion of discount). Sales to InterTAN for the March 31, 1993 quarter approximated $14,244,000. Open purchase orders at March 31, 1994 approximated $43,359,000, which included goods and commission. The merchandise will be paid for through letters of credit and only the commission will be billed directly to InterTAN.

    A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A are no longer recorded as sales reflecting the arrangement under the new merchandise agreement. Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than in prior years, however, the earned income relating thereto will not be materially different.

    NOTE 3-DISCONTINUED OPERATIONS

    On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. As of March 31, 1994, all manufacturing operations except Lika have been divested. The Lika divestiture is expected to close by June 1994.

    O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with the $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000.
    The initial public offering closed on February 2, 1994.

    Tandy has accrued approximately $1,262,000 during the quarter ended March 31, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc., in which the Company will receive payments from O'Sullivan resulting from the increased tax basis of O'Sullivan's assets, thereby increasing tax deductions and accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year time period. The Company will recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION


    Net Sales and Operating Revenues

    Net sales and operating revenues for the three months ended
    March 31 were:


                                                      % Increase
    (In thousands)                  1994        1993   (Decrease)
                                  _______________________________
    Radio Shack................   $602,719    $585,647      3 %
    Tandy Name Brand...........    100,847     127,655 *  (21)
    Incredible Universe........     50,993      21,864    133
    Computer City..............    211,787     104,959    102
                                  ________    ________
                                   966,346     840,125     15
    Import/Export and
      Other Sales..............     25,789      24,587      5
                                  ________    ________
                                  $992,135    $864,712     15 %
                                  ________    ________
                                  ________    ________

    * Includes 110 McDuff/VideoConcepts stores closed during this quarter


    Sales of retail operations increased in virtually all areas except Tandy Name Brand, which closed 110 stores in the March quarter of 1993. Excluding the closed stores, retail operations had a 19% sales gain for the quarter. The opening of new Incredible Universe and Computer City stores in the latter part of 1993 and the first quarter of 1994 boosted sales for those divisions. Since March 31, 1993, 22 new Computer City stores and two new Incredible Universe stores have opened. On a same-store basis, U.S. retail sales increased 5% overall for the quarter with February being the best month with 8% comparable store sales gains. January and February sales were affected by poor weather conditions, especially in the Northeast. Sales trends strengthened from the March 1993 quarter to the March 1994 quarter for all retail units. Incredible Universe had strong comparable store sales gains for the quarter.

    Gross Profit

    Gross profit as a percent of net sales declined from 45.1% during the three months ended March 31, 1993 to 41.1% for the corresponding 1994 period. This decrease is primarily a result of the additional sales of Computer City and Incredible Universe, which operate on lower margins. In the first quarter of fiscal 1994, Computer City and Incredible Universe accounted for approximately 26% of consolidated sales compared to 15% in the first quarter of 1993. Additionally, margins have decreased slightly at Radio Shack due principally to lower margins on computer sales when compared with the three-month period in 1993.

     Selling, General and Administrative Expenses

    Selling, general and administrative expenses as a percent of sales and operating revenues declined 2.7 percentage points from the same period in the prior year. Most expense categories were lower as a percent of sales, including advertising, rent, payroll and bad debt expense. The improved quality of credit card receivables resulted in a reduction of bad debt expense of $6,861,000 in comparison with the first quarter of 1993. The lower advertising, rent and payroll costs as a percent of sales reflect the lower costs associated with the Company's newer retail formats. The Company expects SG&A expenses as a percent of sales to continue to decrease as more Computer City and Incredible Universe stores are opened.

    Net Interest Income

    Interest income and expense for the three months ended
    March 31 were:

    (In thousands)                  1994           1993
                                 _________      _________
    Interest income...........    $22,987        $16,699
    Interest expense..........     (9,993)        (9,211)
                                 _________      _________
    Net interest income.......    $12,994        $ 7,488
                                 _________      _________
                                 _________      _________

    Proceeds from divestitures resulted in increased short-term investments and decreased short-term borrowings and thus impacted interest income and interest expense. The increase in interest income is also due in part to interest earned on notes receivable from AST Research Inc. and InterTAN. (See
    Note 2 - "Relations with InterTAN" for further information.) Tandy also received $4,455,000 in interest income from the IRS during the quarter. Interest income earned by Tandy Credit Corporation decreased $2,547,000 from the March 31, 1993 quarter due to lower outstanding credit card receivable balances and increased use of credit promotions. A $2,000,000 accrual in interest expense to the IRS was recorded in the March 31, 1994 quarter; excluding this accrual, interest expense was 13% lower than in the March 31, 1993 quarter primarily due to lower debt levels.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the first quarters of 1994 and 1993 were 38.25% and 36.50%, respectively. The increase is primarily due to federal tax rate legislation enacted during 1993.

    Earnings Per Share

    Earnings per share is calculated by dividing net income less Series B preferred stock dividends paid or payable by average common or common share equivalents outstanding during the respective periods. For the three months ended March 31, 1994 and 1993, preferred dividends amounted to $1,806,000 and $1,832,000, respectively. Earnings per share for continuing operations for the three months ended March 31, 1994 increased slightly from that for the three months ended March 31, 1993. However, the Company recorded operating losses from discontinued operations of $18,542,000 or $0.24 per share for the first quarter of fiscal 1993, partially offset by a benefit of $13,014,000, or $0.17 per share, for cumulative effect on prior years of change in accounting principle.

    Cash Flow and Financial Condition

    Tandy's cash flow and financial condition, in management's opinion, remains strong. Cash flow from operating activities increased in the three-month period ended March 31, 1994 as compared with the same period of the prior year. This increase relates primarily to larger decreases in inventories in 1994 as compared to 1993. Cash provided by investing activities for this period included cash received from the O'Sullivan IPO. Property, plant and equipment additions were reduced due to the divestiture of manufacturing operations. Cash provided by operations should be sufficient to fund current operations.

    Cash and short-term investments at March 31, 1994 were $369,710,000 as compared to $163,762,000 at March 31, 1993.
    Total debt as a percentage of total capitalization was 12.3% at March 31, 1994, compared to 22.8% at December 31, 1993 and 25.7% at March 31, 1993. Total debt has been reduced as proceeds from divested manufacturing operations and cash flows from operating activities have been used to pay off debt. Long-term debt as a percentage of total capitalization was 6.4% at March 31, 1994 compared to 7.4% at December 31, 1993 and 12.1% at March 31, 1993. The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at 100% of face value or $32,431,000.

    Inventory

    Compared to March 31, 1993, total inventories at March 31, 1994 have decreased $233,825,000 or 16.6%, primarily due to the disposition of assets related to the divestiture of manufacturing operations and additionally due to reductions in Radio Shack inventories. Reductions in Radio Shack inventories were partially offset by increased inventory for new Computer City and Incredible Universe stores. Inventory levels for Radio Shack, Tandy Name Brand and Computer City have been reduced from the levels maintained at December 31, 1993. These reductions are due to seasonal fluctuations in inventory levels.

    Discontinued Operations

    On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. As of March 31, 1994, all manufacturing operations except Lika have been divested. The Lika divestiture is expected to close by June 1994.

    O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with the $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000.
    The initial public offering closed on February 2, 1994.

    Tandy has accrued approximately $1,262,000 during the quarter ended March 31, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc., in which the Company will receive payments from O'Sullivan resulting from the increased tax basis of O'Sullivan's assets, thereby increasing tax deductions and accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year time period. The Company will recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

    InterTAN Update

    As of March 31, 1994, InterTAN owed Tandy an aggregate of $56,029,000. The current portion of the InterTAN obligation approximates $4,168,000 and the non-current portion approximates $51,861,000. The Series D note payable from InterTAN to Tandy was paid in full during the quarter. The note approximated $7,500,000 at December 31, 1993, and represented invoices for shipped goods. Through March 31, 1994, Tandy recognized accretion of discount totaling $851,000 on the note receivable from InterTAN resulting from the purchase of the bank debt at a discounted price. Accretion of the discount is based on the effective interest rate method and is expected to approximate $3,856,000 in 1994. During the quarter ended March 31, 1994, Tandy recognized approximately $10,913,000 of sales to InterTAN and interest income of $1,974,000 (including the accretion of discount). Sales to InterTAN for the March 31, 1993 quarter approximated $14,244,000. Open purchase orders at March 31, 1994 approximated $43,359,000, which included goods and commission. The merchandise will be paid through letters of credit and only the commission will be billed directly to InterTAN.

    A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A are no longer recorded as sales reflecting the arrangement under the new merchandise agreement. Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than in prior years, however, the earned income relating thereto will not be materially different.

                   PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies and breach of contract against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1994. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.

    ITEM 2.  CHANGE IN SECURITIES.

    The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at a price equal to 100% of face value of the subordinated debentures for a total of $32,431,000.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


       a) Exhibits Required by Item 601 of Regulation S-K.

          A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 11, which immediately precedes such exhibits.

       b) Reports on Form 8-K.

          No reports on Form 8-K were filed for the quarter ended
          March 31, 1994.

                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        Tandy Corporation

                                           (Registrant)





    Date: May 13, 1994            By /s/ Richard L. Ramsey
                                     ____________________________
                                         Richard L.  Ramsey
                                    Vice President and Controller





    Date: May 13, 1994               /s/ William C.  Bousquette
                                     ____________________________
                                         William C.  Bousquette
                                     Executive Vice President and
                                       Chief Financial Officer
                                    (Principal Financial Officer)

                               TANDY CORPORATION
                               INDEX TO EXHIBITS
    Exhibit                                                     Sequential
    Number          Description                                   Page No.

    2a Agreement for Purchase and Sale of Assets dated as of June 30,1993 between AST Research, Inc., as Purchaser and Tandy Corporation, TE Electronics Inc., and GRiD Systems Corporation, as Sellers (without exhibits) (filed as Exhibit 2 to Tandy's July 13, 1993 Form 8-K filed on July 27, 1993, Accession No. 0000096289-93-000004 and incorporated herein be reference).

    2b Amended and Restated Stock Exchange Agreement dated February 1, 1994 by and among O'Sullivan Industries Holdings, Inc., and TE Electronics Inc. (filed as
            Exhibit 2b to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
            incorporated herein by reference).

    2c U.S. Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch & Co., Wheat First Butcher & Singer, The Chicago Dearborn Company and Rauscher Pierce Refsnes, Inc. (filed as Exhibit 2c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    2d International Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch International Limited and UBS Limited (filed as Exhibit 2d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

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

    4a Indenture, dated June 30, 1974, for 10% Subordinated Debentures due 1994 (filed as Exhibit 4a to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94- 000029 and incorporated herein by reference).

    4b Amended and restated Rights Agreement with the First National Bank of Boston dated June 22, 1990 for Preferred Share Purchase Rights (filed as Exhibit 4b to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94- 000029 and incorporated herein by reference).

    4c(i) Revolving Credit Agreement between Tandy Credit Corporation, Tandy Corporation and Texas Commerce Bank, individually and as Agent for eleven other banks, dated as of June 17, 1991 (filed as Exhibit 4c(i) to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94- 000029 and incorporated herein by reference).

    4c(ii) First Amendment to Revolving Credit Agreement between Tandy Credit Corporation, Tandy Corporation and Texas Commerce Bank, individually and as agent for eleven other banks, dated June 11, 1992 (filed as Exhibit 4c(ii) to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    4c(iii) Second Amendment to Revolving Credit Agreement between Tandy Credit Corporation, Tandy Corporation and Texas Commerce Bank National Association, individually and as agent for eleven other banks, dated June 8, 1993 (filed as Exhibit 4c(iii) to Tandy's Form 10-Q filed on November 16, 1993, Accession No. 0000096289-93-000018 and incorporated herein by reference).

    4d Continuing Guaranty dated June 18, 1991 by Tandy of obligations of the Company in favor of the banks participating in the Revolving Credit Agreement (filed as Exhibit 4d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    4e Continuing Guaranty dated as of June 18, 1991 by Tandy Corporation in favor of holders of indebtedness issued by Tandy Credit Corporation that is or may be publicly traded and is rated by at least one nationally recognized rating agency (filed as Exhibit 4e to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10a* Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10b*    Form of Executive Pay Plan Letters (filed as Exhibit
            10b to Tandy's Form 10-K filed on March 30, 1994,
            Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10c*    Post Retirement Death Benefit Plan for Selected
            Executive Employees of Tandy Corporation and
            Subsidiaries as restated June 10, 1991 (filed as
            Exhibit 10c to Tandy's Form 10-K filed on March 30,
            1994, Accession No. 0000096289-94-000029 and
            incorporated herein by reference).

    10d* Tandy Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10e*    Special Compensation Plan No. 1 for Tandy
            Corporation Executive Officers, adopted in 1993
            (filed as Exhibit 10e to Tandy's Form 10-K filed on
            March 30, 1994, Accession No. 0000096289-94-000029
            and incorporated herein by reference).

    10f* Special Compensation Plan No. 2 for Tandy Corporation Executive Officers, adopted in 1993 (filed as Exhibit 10f to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10g* Special Compensation Plan for Directors of Tandy Corporation dated November 13, 1986 (filed as Exhibit 10g to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10h*    Director Fee Resolution (filed as Exhibit 10h to
            Tandy's Form 10-K filed on March 30, 1994, Accession
            No. 0000096289-94-000029 and incorporated herein by reference).

    10i* Tandy Corporation 1985 Stock Option Plan as restated effective August 1990 (filed as Exhibit 10i to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94- 000029 and incorporated herein by reference).

    10j* Tandy Corporation 1993 Incentive Stock Plan as restated October 14, 1993 (filed as Exhibit 4B to Tandy's Form S-8 for Tandy Corporation Incentive Stock Plan, Reg. No. 33- 51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and
            incorporated herein by reference).

    10k* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
            incorporated herein by reference).

    10l* Restated Trust Agreement Tandy Employees Supplemental Stock Program through Amendment No. III dated March 29, 1993 (filed as Exhibit 10H to Tandy's Form 10-K/A-4 filed on September 3, 1993, Accession No. 0000096289-93-000011 and incorporated herein by reference).

    10m* Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and
            iii) Subsidiary Executives (filed as Exhibit 10m to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10n* Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as Exhibit 10n to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10o* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries i) Formula, ii) Discretionary, and
            iii) Pay Plan (filed as Exhibit 10o to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

    10p*    Form of Indemnity Agreement with Directors, Corporate
            Officers and two Division Officers of Tandy
            Corporation (filed as Exhibit 10p to Tandy's Form
            10-K filed on March 30, 1994, Accession No.
            0000096289-94-000029 and incorporated herein by reference).

    11      Statement of Computation of Earnings per Share          15

    12      Statement of Computation of Ratios of Earnings to
            Fixed Charges                                           16

    _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".


                                              TANDY CORPORATION                                        EXHIBIT 11
                                   STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                                                                          Three Months Ended
                                                                                March 31,
                                                                      ____________________________
    (In thousands, except per share amounts)                              1994            1993
                                                                      ____________    ____________
    PRIMARY EARNINGS PER SHARE

    Reconciliation of net income per statements of income to
      amounts used in computation of primary earnings per share:
        Net income, as reported                                          $ 41,795       $ 35,145
        Less dividends on preferred stock:
         Series B                                                          (1,806)        (1,832)
         Series C                                                          (8,025)        (8,025)
                                                                      ____________    ____________
        Net income available to common stockholders                        31,964         25,288
        Plus dividends on Series C preferred stock                          8,025          8,025
                                                                      ____________    ____________
        Net income for primary earnings per share                        $ 39,989       $ 33,313
                                                                      ____________    ____________
                                                                      ____________    ____________

        Weighted average number of common shares outstanding               63,648         63,238
        Weighted average number of $2.14 depositary shares,
          representing Series C preferred stock, treated as
          common stock due to mandatory conversion                         15,000         15,000
        Weighted average number of common shares issuable
           under stock option plans, net of assumed treasury stock
           repurchases at average market prices                               338             27
                                                                      ____________    ____________
        Weighted average number of common and common
          equivalent shares outstanding                                    78,986         78,265
                                                                      ____________    ____________
                                                                      ____________    ____________


        Net income per average common and common equivalent share          $ 0.51         $ 0.43
                                                                      ____________    ____________
                                                                      ____________    ____________


    FULLY DILUTED EARNINGS PER SHARE (a)

    Reconciliation of net income per statements of income to
      amounts used in computation of fully diluted earnings per share:
        Net income available to common stockholders                      $ 31,964       $ 25,288
        Plus dividends on Series C preferred stock                          8,025          8,025
        Adjustments for assumed conversion of Series B preferred
          stock to common stock as of the later of the beginning
          of the period or the date of issuance, August 1, 1990:
        Plus dividends on Series B preferred stock, net of tax
          on allocated shares (b)                                              (c)         1,832

        Less additional contribution that would have been required for
          the TESOP if Series B preferred stock had been converted             (c)          (891)
                                                                      ____________    ____________
        Net income, as adjusted                                          $ 39,989       $ 34,254
                                                                      ____________    ____________
                                                                      ____________    ____________


    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:
        Weighted average number of shares outstanding                      78,986         78,265
        Adjustment to reflect assumed exercise of stock
          options as of the beginning of the period                            16             44
        Adjustment to reflect assumed conversion of Series B preferred stock to common stock as of the later of the beginning of
          the period or the date of issuance, August 1, 1990                   (c)         2,127
                                                                      ____________    ____________
        Weighted average number of common and common
          equivalent shares outstanding, as adjusted                       79,002         80,436
                                                                      ____________    ____________
                                                                      ____________    ____________


    Fully diluted net income per average common
      and common equivalent share                                          $ 0.51         $ 0.43
                                                                      ____________    ____________
                                                                      ____________    ____________


    (a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
    (b) Series B dividends for the three months ended March 31, 1993 are not net of income tax benefits associated with unallocated shares in the TESOP in accordance with EITF Issue No. 92-3.
    (c) For the three months ended March 31, 1994 these items are anti-dilutive and thus are omitted from the calculation.

                                                                                                       EXHIBIT 12
                                              TANDY CORPORATION

                      STATEMENT OF COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                    AND RATIOS OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (1)


                                                                          Three Months Ended
                                                                                March 31,
                                                                      ____________________________
                                                                          1994            1993
                                                                      ____________    ____________
    Ratios of Earnings to Fixed Charges:

    Income from continuing operations                                    $ 41,795         $ 40,673
    Plus provision for income taxes                                        25,889           23,380
                                                                      ____________    ____________
    Income before income taxes                                             67,684           64,053

    Fixed charges:

    Interest expense and amortization of debt discount                      9,993            9,211
    Amortization of issuance expense                                           88              106
    Appropriate portion (33 1/3%) of rentals                               17,534           16,082
                                                                      ____________    ____________
      Total fixed charges                                                  27,615           25,399
                                                                      ____________    ____________

    Earnings before income taxes and fixed charges                       $ 95,299         $ 89,452
                                                                      ____________    ____________
                                                                      ____________    ____________

    Ratios of earnings to fixed charges                                      3.45             3.52
                                                                      ____________    ____________
                                                                      ____________    ____________


    Ratios of Earnings to Fixed Charges and Preferred Dividends:

    Total fixed charges, as above                                        $ 27,615         $ 25,399
    Preferred dividends                                                     9,831            9,857
                                                                      ____________    ____________
    Total fixed charges and preferred dividends                          $ 37,446         $ 35,256
                                                                      ____________    ____________
                                                                      ____________    ____________


    Earnings before income taxes, fixed charges and
      preferred dividends                                                $ 95,299         $ 89,452
                                                                      ____________    ____________
                                                                      ____________    ____________

    Ratios of earnings to fixed charges and preferred dividends              2.54             2.54
                                                                      ____________    ____________
                                                                      ____________    ____________


    (1)  The computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Dividends
    excludes results of operations from discontinued operations and fixed charges relating to these same operations.
