Form 10-Q
period 1994-06-30
TANDY CORP /DE/
filed 1994-08-15
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
          EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

                          Commission File No.1-5571


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes __X__   No  ____

     The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 1994 was 63,259,777.

     Index to Exhibits is on Sequential Page No. 14.
     Total pages 213.

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           TANDY CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Income (Unaudited)

     <CAPTIONS>
     (In thousands, except per share amounts)
                                                       Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                  -----------------------------        ----------------------------
                                                      1994              1993               1994             1993
                                                  -----------       -----------        -----------      -----------
     Net sales and operating revenues             $ 1,009,277       $   843,111        $ 2,001,412      $ 1,707,823
     Cost of products sold                            602,103           474,245          1,186,884          949,237
                                                  -----------       -----------        -----------      -----------
     Gross Profit                                     407,174           368,866            814,528          758,586
                                                  -----------       -----------        -----------      -----------
     Expenses:
     Selling, general and administrative              346,131           306,654            678,051          619,844
     Depreciation and amortization                     21,052            20,438             41,796           40,403
     Net interest income                              (15,742)           (8,211)           (28,736)         (15,699)
                                                  -----------       -----------        -----------      -----------
                                                      351,441           318,881            691,111          644,548
                                                  -----------       -----------        -----------      -----------
     Income before income taxes, discontinued
       operations and cumulative effect of
       change in accounting principle                  55,733            49,985            123,417          114,038

     Provision for income taxes                        21,318            18,244             47,207           41,624
                                                  -----------       -----------        -----------      -----------
     Income from continuing operations                 34,415            31,741             76,210           72,414
     Loss from discontinued operations:
       Operating loss, net of tax                          --           (39,077)                --          (57,619)
       Loss on disposal, net of tax                        --           (70,000)                --          (70,000)
                                                  -----------       -----------        -----------      -----------
                                                           --          (109,077)                --         (127,619)
     Income (loss) before cumulative effect of
       change in accounting principle                  34,415           (77,336)            76,210          (55,205)
     Cumulative effect on prior years of change
       in accounting principle                             --                --                 --           13,014
                                                  -----------       -----------        -----------      -----------
     Net income (loss)                            $    34,415       $   (77,336)       $    76,210      $   (42,191)
                                                  ===========       ===========        ===========      ===========

     Net income (loss) per average common and
       common equivalent share:
     Income from continuing operations            $      0.42       $      0.38        $      0.92      $      0.88
     Loss from discontinued operations                     --             (1.39)                --            (1.63)
                                                  -----------       -----------        -----------      -----------
     Income (loss) before cumulative effect of
       change in accounting principle                    0.42             (1.01)              0.92            (0.75)

     Cumulative effect on prior years of change
       in accounting principle                             --                --                 --             0.17
                                                  -----------       -----------        -----------      -----------
     Net income (loss) per average common
       and common equivalent share                $      0.42       $     (1.01)       $      0.92      $     (0.58)
                                                  ===========       ===========        ===========      ===========
     Average common and common equivalent
       shares outstanding                              78,601            78,571             78,796           78,419
                                                  ===========       ===========        ===========      ===========
     Dividends declared per common share          $      0.15       $      0.15        $      0.30      $      0.30
                                                  ===========       ===========        ===========      ===========

     The accompanying notes are an integral part of these financial statements.

                                               TANDY CORPORATION AND SUBSIDIARIES
                                             Consolidated Balance Sheets (Unaudited)

     <CAPTIONS>
     (In thousands)
                                                             June 30,               Dec. 31,              June 30,
                                                               1994                   1993                  1993
                                                            ------------          ------------          -----------
     Assets
     Current assets:
       Cash and short-term investments                      $    278,271          $    213,235          $    120,001
       Accounts and notes receivable, less
         allowance for doubtful accounts                         508,612               582,443               488,039
       Inventories, at lower of cost or market                 1,212,099             1,276,302             1,162,527
       Other current assets                                      118,821                88,005               141,636
                                                            ------------          ------------          ------------
         Total current assets                                  2,117,803             2,159,985             1,912,203

     Property, plant and equipment, at cost,
       less accumulated depreciation                             489,163               463,738               437,357

     Investment in discontinued operations                        18,314               405,664               568,651

     Other assets, net of accumulated amortization               194,253               189,712                87,659
                                                            ------------          ------------          ------------
                                                            $  2,819,533          $  3,219,099          $  3,005,870
                                                            ============          ============          ============

     Liabilities and Stockholders' Equity
     Current liabilities:
       Notes payable                                        $     85,972          $    346,164          $    337,696
       Subordinated debentures, net of
         unamortized bond discount                                    --                31,739                31,140
       Current portion of TESOP guarantee                          9,800                10,050                10,550
       Accounts payable                                          252,271               279,942               227,316
       Accrued expenses                                          294,362               349,057               265,791
       Income taxes payable                                       25,566                14,690                 1,161
                                                            ------------          ------------          ------------
         Total current liabilities                               667,971             1,031,642               873,654
                                                            ------------          ------------          ------------
     Notes payable, due after one year                            81,718               127,708               163,863
     Guarantee of TESOP indebtedness                              54,030                58,930                63,830
     Deferred income taxes                                            --                    --                30,713
     Other non-current liabilities                                47,959                50,069                49,485
                                                            ------------          ------------          ------------
       Total other liabilities                                   183,707               236,707               307,891
                                                            ------------          ------------          ------------

     Stockholders' Equity:
       Preferred stock, no par value, 1,000,000 shares authorized
         Series A junior participating, 100,000 shares
           authorized and none issued                                 --                    --                    --
         Series B convertible, 100,000 shares
           authorized and issued                                 429,982               429,982               429,982
         Series C PERCS, 150,000 shares
           authorized and issued                                 100,000               100,000               100,000
       Common stock, $1 par value, 250,000,000 shares
         authorized with 85,645,000 shares issued                 85,645                85,645                85,645
       Additional paid-in-capital                                 89,645                85,752                83,095
       Retained earnings                                       2,066,932             2,028,041             1,926,487
       Foreign currency translation effects                        1,288                 1,003               (11,460)
       Stock held in treasury, at cost 22,221,000,
         21,689,000 and 21,932,000 common
         shares, respectively                                   (738,706)             (707,331)             (710,537)
       Unearned deferred compensation related to TESOP           (66,931)              (72,342)              (78,887)
                                                            ------------          ------------          ------------
         Total stockholders' equity                            1,967,855             1,950,750             1,824,325
     Commitments and contingent liabilities
                                                            ------------          ------------          ------------
                                                            $  2,819,533          $  3,219,099          $  3,005,870
                                                            ============          ============          ============

     The accompanying notes are an integral part of these financial statements.

                                                           TANDY CORPORATION AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows (Unaudited)

     <CAPTIONS>
     (In thousands)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------
                                                                                        1994               1993
                                                                                    ------------       ------------
     Cash flows from operating activities:
     Net income (loss)                                                              $     76,210       $    (42,191)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Cumulative effect on prior years of change in accounting principle                   --            (13,014)
         Loss reserve on disposal of discontinued operations                                  --             70,000
         Depreciation and amortization                                                    41,796             51,376
         Provision for credit losses and bad debts                                        13,049             25,892
         Other items                                                                       6,454              4,036

     Changes in operating assets and liabilities
       Receivables                                                                       103,433            112,510
       Inventories                                                                        64,766             50,372
       Other current assets                                                               (2,199)           (22,392)
       Accounts payable, accrued expenses and income taxes                               (97,839)           (86,655)
                                                                                    ------------       ------------
       Net cash provided by operating activities                                         205,670            149,934
                                                                                    ------------       ------------
     Investing activities:
       Additions to property, plant and equipment, net of retirements                    (67,858)           (35,717)
       Proceeds from sale of divested operations                                         351,250                 --
       Other investing activities                                                           (651)            (2,709)
                                                                                    ------------       ------------
       Net cash provided (used) by investing activities                                  282,741            (38,426)
                                                                                    ------------       ------------
     Financing activities:
       Purchase of treasury stock                                                        (50,208)           (11,818)
       Sale of treasury stock to employee stock purchase program                          22,752             24,642
       Dividends paid                                                                    (37,399)           (37,423)
       Redemption of subordinated debentures                                             (32,431)                --
       Changes in short-term borrowings, net                                            (274,420)           (60,818)
       Changes in long-term borrowings, net                                              (51,669)           (18,716)
                                                                                    ------------       ------------
       Net cash used by financing activities                                            (423,375)          (104,133)
                                                                                    ------------       ------------

     Increase in cash and short-term investments                                          65,036              7,375
     Cash and short-term investments, beginning of period                                213,235            112,626
                                                                                    ------------       ------------
     Cash and short-term investments, end of period                                 $    278,271       $    120,001
                                                                                    ============       ============

     The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     NOTE 1-BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1993.

     NOTE 2-RELATIONS WITH INTERTAN

     As of June 30, 1994, InterTAN owed Tandy an aggregate of $56,884,000.
     The current portion of the InterTAN obligation approximates $5,023,000 and the non-current portion approximates $51,861,000. During the quarter ended June 30, 1994, Tandy recognized approximately $2,906,000 of sales to and commission income from InterTAN and interest income of $2,041,000. During the six months ended June 30, 1994, Tandy recognized approximately $14,043,000 of sales to and commission income from InterTAN and interest income of $4,014,000. Sales to InterTAN approximated $19,416,000 and $33,660,000, respectively, for the three- and six-month periods ending June 30, 1993.

     InterTAN has increased its bank revolving credit facility to Canadian $60,000,000. In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose on InterTAN's assets in Canada and the U.K. ahead of Tandy.
     The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing. As required by an agreement with Tandy, InterTAN has registered the warrants received by Tandy as part of the consideration for the debt restructuring, under the Securities Act of 1933. These warrants have a five-year term and are exercisable for approximately 1,450,000 shares of InterTAN common stock at a price of $6.62 per share.

     A&A International will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A International are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than sales disclosed in prior years; however, the earned income relating thereto will not be materially different.

     NOTE 3-DISCONTINUED OPERATIONS

     On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. As of June 30, 1994, all manufacturing operations except Lika have been divested.

     O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000. The initial public offering closed on February 2, 1994.

     Tandy has accrued approximately $1,893,000 and $3,155,000 during the quarter and six months ended June 30, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc. in which the Company will receive payments from O'Sullivan resulting from the increased tax basis of O'Sullivan's assets, thereby increasing tax deductions and, accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year period. The Company has recognized and will continue to recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

     Lika. On August 4, 1994, Tandy signed an agreement to sell its Lika printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. This transaction is expected to close, subject to the completion of due diligence, in September 1994.

     NOTE 4-REVOLVING CREDIT AGREEMENT

     The backup facility to Tandy's commercial paper program was renewed in May 1994. This agreement is to be used only if maturing commercial paper cannot be repaid due to an inability to sell new paper. The agreement is composed of two facilities--one for $200,000,000 expiring in May 1995 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused. At June 30, 1994, there were no amounts outstanding in the facility.

     NOTE 5-SHARE REPURCHASE PROGRAM

     On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt.

     NOTE 6-RETIREMENT OF DEBT

     The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at a price equal to 100% of face value of the subordinated debentures for a total of $32,431,000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net Sales and Operating Revenues

     Net sales and operating revenues for the periods ended June 30 were:

     <CAPTIONS>
     (In thousands)
                                          Three Months Ended         % Increase          Six Months Ended          % Increase
                                      --------------------------     ----------     --------------------------     ----------
                                          1994           1993                           1994           1993
                                      -----------    -----------                    -----------    -----------
     Radio Shack                      $   595,375    $   569,799         4.5%       $ 1,198,094    $ 1,155,446         3.7%
     Tandy Name Brand                      93,561         94,511        (1.0)           194,408        222,166 *     (12.5)
     Incredible Universe                   59,196         23,033       157.0            110,189         44,897       145.4
     Computer City                        241,693        126,223        91.5            453,480        231,182        96.2
                                      -----------    -----------                    -----------    -----------
                                          989,825        813,566        21.7          1,956,171      1,653,691        18.3
     Import/Export and Other Sales         19,452         29,545       (34.2)            45,241         54,132       (16.4)
                                      -----------    -----------                    -----------    -----------
                                      $ 1,009,277    $   843,111        19.7%       $ 2,001,412    $ 1,707,823        17.2%
                                      ===========    ===========                    ===========    ===========

     *  Includes 110 McDuff/VideoConcepts stores closed during the March 1993 quarter.

     Sales of retail operations increased in virtually all areas except Tandy Name Brand, which closed 110 stores in the March quarter of 1993. Excluding the closed stores, retail operations had a 22% sales gain for the quarter ended June 30, 1994 and a 21% sales gain for the six-month period. Radio Shack's new promotional programs which began this quarter had favorable sales results for June with 7% comparable store sales gains. The opening of new Incredible Universe and Computer City stores in the latter part of 1993 and the first two quarters of 1994 increased sales for those divisions. Since June 30, 1993, 25 Computer City stores and three Incredible Universe stores have opened. On a same-store basis, U.S. retail sales increased 4.4% for the quarter and 4.5% for the six-month period. Commencing in March 1994, InterTAN purchases from third parties through A&A International are no longer recorded as sales; therefore, sales by the Import/Export group have decreased approximately $18,400,000 for the quarter and $22,300,000 for the six-month period. Increases in repair and other income from support operations have partially offset this decline by $5,500,000 for the quarter and $8,800,000 for the six-month period.

     Gross Profit

     Gross profit as a percent of net sales declined to 40.3% during the three months ended June 30, 1994 from 43.8% during the corresponding 1993 period. For the six months ended June 30, 1994 and 1993, the gross profit percentages were 40.7% and 44.4%, respectively. This trend toward lower gross margins is expected to continue as additional sales are contributed by Computer City and Incredible Universe stores which operate on lower margins. In the second quarter of fiscal 1994, Computer City and Incredible Universe accounted for approximately 30% of consolidated sales compared to 18% in the second quarter of 1993. For the six months ended June 30, 1994 and 1993, Computer City and Incredible Universe accounted for approximately 28% and 16% of consolidated sales, respectively. As computer sales at Radio Shack decrease and sales of higher-margin items increase, gross profit at Radio Shack may continue to increase slightly.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percent of sales and operating revenues declined 2.1 percentage points in comparison with the second quarter of 1993 and declined 2.4 percentage points in comparison with the six months ended June 30, 1993. Most expense categories, including rent, payroll and bad debt expense, were lower as a percent of sales during the three and six months ended June 30, 1994 as compared with the same prior year periods. The improved quality of credit card receivables resulted in a reduction of bad debt expense of $10,695,000 for the six months ended June 30, 1994, in comparison with the six months ended June 30, 1993. The lower rent and payroll costs as a percent of sales reflects the lower relative costs associated with the Company's newer retail formats. Advertising costs increased this quarter as a result of Radio Shack's new promotional programs. The Company expects SG&A expenses as a percent of sales to continue to decrease as more Computer City and Incredible Universe stores are opened.


     Net Interest Income

     Interest income and expense for the periods ended June 30 were:

                       Three Months Ended       Six Months Ended
                             June 30,               June 30,
                       -------------------    --------------------
     (In thousands)      1994       1993        1994       1993
                       --------   --------    --------   --------
     Interest income   $ 22,114   $ 16,111    $ 45,101   $ 32,810
     Interest expense    (6,372)    (7,900)    (16,365)   (17,111)
                       --------   --------    --------   --------
                       $ 15,742   $  8,211    $ 28,736   $ 15,699
                       ========   ========    ========   ========

     Proceeds from divestitures resulted in increased short-term investments and decreased short-term borrowings and thus impacted interest income and interest expense. The increase in interest income is also due in part to interest earned on notes receivable from AST Research Inc. and InterTAN. The accretion of discount included in interest income from InterTAN approximated $933,000 and $1,784,000 for the three and six months ended June 30, 1994, respectively. Tandy also received $4,391,000 in interest income from the IRS reflecting the settlement of outstanding tax issues during the quarter and $8,846,000 for the six-month period. Interest income earned by Tandy Credit Corporation decreased $3,895,000 from that earned in the June 30, 1993 quarter due to lower outstanding credit card receivable balances and increased use of credit promotions. A $2,000,000 IRS interest accrual was recorded during the March 31, 1994 quarter; excluding this accrual, interest expense was 16% lower than in the six months ended June 30, 1993. Interest expense in the current quarter was 19% lower than during the second quarter of 1993, primarily due to lower debt levels.

     Provision for Income Taxes

     Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for each of the first two quarters of 1994 and 1993 were 38.25% and 36.50%, respectively. The increase is primarily due to federal tax rate legislation enacted during 1993 whereby the corporate income tax rate was increased to 35% from 34%.

     Earnings Per Share

     Earnings per share is calculated by dividing net income less Series B preferred stock dividends paid or payable by average common and common share equivalents outstanding during the respective periods. For the three months ended June 30, 1994 and 1993, preferred dividends amounted to $1,607,000 and $1,782,000, respectively. Preferred dividends amounted to $3,413,000 and $3,614,000 for the six months ended June 30, 1994 and 1993, respectively. Earnings per share from continuing operations for the three and six months ended June 30, 1994 increased from that for the same periods of 1993. However, the Company recorded losses from discontinued operations of $127,619,000 or $1.63 per share for the first six months of fiscal 1993, partially offset by a benefit of $13,014,000, or $0.17 per share, for cumulative effect on prior years of change in accounting principle. The loss from discontinued operations for the second quarter of 1993 was $109,077,000 or $1.39 per share, which included a loss on disposal of $70,000,000.

     Cash Flow and Financial Condition

     Tandy's cash flow and financial condition, in management's opinion, remains strong. Cash flow from operating activities increased in the three- and six-month periods ended June 30, 1994 as compared with the
     same periods of the prior year.   This increase relates primarily to
     increased operating income in 1994 as losses from discontinued operations decreased cash flow in 1993. Cash provided by investing activities for the six-month period ended June 30, 1994 includes cash received from the divestiture of discontinued operations. Property, plant and equipment additions have increased in comparison with that of the prior year due to additional fixtures required for the Radio Shack Gift Express (SM) program, new Radio Shack (R) stores and the Company's expansion of its Computer City (R) and Incredible Universe (R) store concepts. Management anticipates capital expenditure requirements to continue to increase over 1993 levels while Computer City and Incredible Universe retail chains are expanding. Cash used for financing activities increased for the six-month period ended June 30, 1994 due to the reduction of debt. The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at 100% of face value or $32,431,000.

     Cash and short-term investments at June 30, 1994 were $278,271,000 as compared to $120,001,000 at June 30, 1993. Total debt as a percentage of total capitalization was 10.5% at June 30, 1994, compared to 22.8% at December 31, 1993 and 23.0% at June 30, 1993. Total debt has been reduced as proceeds from divested manufacturing operations and cash flows from operating activities have been used to pay off debt. Long-term debt as a percentage of total capitalization was 6.2% at June 30, 1994 compared to 7.4% at December 31, 1993 and 9.4% at June 30, 1993.

     The revolving credit backup facility to Tandy's commercial paper program was renewed in May 1994. This agreement is to be used only if maturing commercial paper cannot be repaid due to an inability to sell new paper. The agreement is composed of two facilities--one for $200,000,000 expiring in May 1995 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused.

     On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt.

     Inventory

     Compared to June 30, 1993, total inventories at June 30, 1994 have increased $49,572,000 or 4%. The increase in total inventory levels was primarily attributable to inventory increases necessary to support new store openings of Computer City and Incredible Universe store concepts. Partially offsetting this increase was decreased inventory levels at Radio Shack and Tandy Name Brand due to efficiencies achieved in the replenishment system and the carrying levels of computer-related items. Inventory levels have been reduced from the amounts maintained at December 31, 1993 due to seasonal fluctuations in inventory levels of Radio Shack and Tandy Name Brand and improvements in the replenishment system. This decrease since December was partially offset by a combined increase in inventory levels to support new Incredible Universe and Computer City stores, resulting in a net decrease of 5% in inventory levels since December 31, 1993. Inventory is primarily comprised of finished goods.

     Changes in Stockholders' Equity

     (in thousands)                    Outstanding
                                      Common Shares      Dollars
                                      -------------    ----------
     Balance at December 31, 1993         63,956       $1,950,750
     Foreign currency translation
       adjustments, net of deferred
       taxes                                  --              285
     Sale of treasury stock to
       employee plans                        573           22,752
     Purchase of treasury stock           (1,176)         (49,543)
     Exercise of stock options                71            2,268
     Repurchase of preferred stock            --           (2,959)
     Preferred stock dividends,
       net of tax                             --           (2,218)
     PERCS dividend                           --          (16,050)
     TESOP deferred compensation earned       --            5,411
     Common stock dividends                   --          (19,051)
     Net income                               --           76,210
                                      -------------    ----------
     Balance at June 30, 1994             63,424       $1,967,855
                                      =============    ==========


     Discontinued Operations

     On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. As of June 30, 1994, all manufacturing operations except Lika have been divested.

     O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000. The initial public offering closed on February 2, 1994.

     Tandy has accrued approximately $1,893,000 and $3,155,000 during the quarter and six months ended June 30, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan Industries Holdings, Inc. in which the Company will receive payments from O'Sullivan resulting from the increased tax basis of O'Sullivan's assets, thereby increasing tax deductions and, accordingly, reducing income taxes payable by O'Sullivan. The amount to be received by the Company each year will approximate the federal tax benefit expected to be realized with respect to the increased tax basis. These payments will be made over a 15-year period. The Company has recognized and will continue to recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company.

     Lika. On August 4, 1994, Tandy signed an agreement to sell its Lika printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. This transaction is expected to close, subject to the completion of due diligence, in September 1994.


     InterTAN Update

     As of June 30, 1994, InterTAN owed Tandy an aggregate of $56,884,000.
     The current portion of the InterTAN obligation approximates $5,023,000 and the non-current portion approximates $51,861,000. During the quarter ended June 30, 1994, Tandy recognized approximately $2,906,000 of sales to and commission income from InterTAN and interest income of $2,041,000. During the six months ended June 30, 1994, Tandy recognized approximately $14,043,000 of sales to and commission income from InterTAN and interest income of $4,014,000. Sales to InterTAN approximated $19,416,000 and $33,660,000, respectively, for the three- and six-month periods ending June 30, 1993.

     InterTAN has increased its bank revolving credit facility to Canadian $60,000,000. In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose on InterTAN's assets in Canada and the U.K. ahead of Tandy.
     The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing. As required by an agreement with Tandy, InterTAN has registered the warrants received by Tandy as part of the consideration for the debt restructuring, under the Securities Act of 1933. These warrants have a five-year term and are exercisable for approximately 1,450,000 shares of InterTAN common stock at a price of $6.62 per share.

     A&A International will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A International are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, management expects that reported sales by Tandy to InterTAN in 1994 will be considerably lower than sales disclosed in prior years; however, the earned income relating thereto will not be materially different.

     Credit Card Subsidiary

     Tandy National Bank ("the Bank"), a limited purpose nationally chartered credit card bank, was established on May 11, 1994. The Bank, a wholly owned subsidiary of Tandy Corporation, was created to operate the consumer credit card programs for Tandy. All new accounts approved after May 12, 1994 will be originated and owned by the Bank. Existing Tandy Credit Corporation ("TCC") cardholders who wish to utilize Tandy's consumer credit card program in the future may open an account with the Bank simply by making a purchase with their existing credit card. If this occurs, the Bank will open an account for the cardholder and pay off the existing balance with TCC. TCC will now purchase receivables from the Bank instead of Tandy. The Bank will act as servicer of the accounts and will receive a servicing fee from TCC.


     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 1994. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on May 19, 1994, the Company elected directors to serve for the ensuing year and voted to approve the Compensation Plan for the Chief Executive Officer. Out of the 78,906,184 eligible votes, 68,559,225 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 5,530,940 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below under Item No. 1 and the vote on the Compensation Plan for the Chief Executive Officer is set forth under Item No. 2 below:

     Item No. 1
     -----------

     Nominees for Directors
     ----------------------
                                             VOTES        VOTES
        DIRECTORS                             FOR        WITHHELD
     ---------------                      -----------    --------
     James I. Cash, Jr.                    67,726,059     833,166
     Caroline R. Hunt                      67,643,596     915,629
     Lewis R. Kornfeld, Jr.                67,505,106   1,054,119
     Jack L. Messman                       67,696,773     862,452
     William G. Morton, Jr.                67,474,555   1,084,670
     Thomas G. Plaskett                    67,412,721   1,146,504
     John V. Roach                         67,230,932   1,328,293
     William T. Smith                      67,603,265     955,960
     Alfred J. Stein                       67,562,979     996,246
     William E. Tucker                     67,283,335   1,275,890
     Jesse L. Upchurch                     67,857,030     702,195
     John A. Wilson                        67,752,648     806,577

     Item No. 2
     -----------

     Compensation Plan for the Chief Executive Officer
     -------------------------------------------------

                   FOR       AGAINST     ABSTAIN
                   ---       -------     -------
               62,488,025   5,220,232    850,968


     ITEM 5.  OTHER INFORMATION

     On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits Required by Item 601 of Regulation S-K.

         A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 14, which immediately precedes such exhibits.

     b)  Reports on Form 8-K.

         No reports on Form 8-K were filed for the quarter ended
         June 30, 1994.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Tandy Corporation
                                          (Registrant)





     Date:  August 12, 1994      By   /s/   Richard L. Ramsey
                                      ----------------------------
                                            Richard L. Ramsey
                                       Vice President and Controller
                                          (Authorized Officer)




     Date:  August 12, 1994           /s/  William C. Bousquette
                                      ----------------------------
                                           William C. Bousquette
                                      Executive Vice President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

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

     2b          Amended and Restated Stock Exchange
                 Agreement dated February 1, 1994 by and
                 among O'Sullivan Industries Holdings,
                 Inc., and TE Electronics Inc. (filed as
                 Exhibit 2b to Tandy's Form 10-K filed on
                 March 30, 1994, Accession No. 0000096289-
                 94-000029 and incorporated herein by
                 reference).

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

     2d International Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch International
                 Limited and UBS Limited (filed as Exhibit
                 2d to Tandy's Form 10-K filed on March
                 30, 1994, Accession  No.0000096289-94-
                 000029 and incorporated herein by reference).

     3a(i) Restated Certificate of Incorporation of Tandy dated December 10, 1982 (filed as
                 Exhibit 4A to Tandy's 1993 Form S-8 for
                 the Tandy Corporation Incentive Stock
                 Plan, Reg. No. 33-51603, filed on November
                 12, 1993, Accession No.0000096289-93-
                 000017 and incorporated herein by reference).

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

     3a(iii)     Certificate of Amendment of Certificate
                 of Incorporation, amending and restating the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated June 22, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive
                 Stock Plan, Reg. No. 33-51603, filed on
                 November 12, 1993, Accession No. 0000096289-
                 93-000017 and incorporated herein by
                 reference).

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

     4a Indenture, dated June 30, 1974, for 10% Subordinated Debentures due 1994 (filed as Exhibit 4a to Tandy's Form 10-K filed on March 30, 1994, Accession No.0000096289-
                 94-000029 and incorporated herein by
                 reference).

     4b          Amended and restated Rights Agreement
                 with the First National Bank of Boston
                 dated June 22, 1990 for Preferred Share
                 Purchase Rights (filed as Exhibit 4b to
                 Tandy's Form 10-K filed on March 30, 1994,
                 Accession No. 0000096289-94-000029 and
                 incorporated herein by reference).

     4c          Revolving Credit Agreement between Tandy
                 Corporation and Texas Commerce Bank,
                 individually and as Agent for sixteen
                 other banks, dated as of May 27, 1994
                 (without exhibits).                             17

     4d          Continuing Guaranty dated as of June 18,
                 1991 by Tandy Corporation in favor of
                 holders of indebtedness issued by Tandy
                 Credit Corporation that is or may be
                 publicly traded and is rated by at least one nationally recognized rating agency
                 (filed as Exhibit 4e to Tandy's Form 10-K filed on March 30, 1994, Accession No.
                 0000096289-94-000029 and incorporated
                 herein by reference).

     10a* Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated
                 June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
                 incorporated herein by reference).

     10b* Form of Executive Pay Plan Letters (filed as Exhibit 10b to Tandy's Form 10-K filed on March 30, 1994, Accession No.0000096289-
                 94-000029 and incorporated herein by
                 reference).

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

     10m* Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to Tandy's Form
                 10-K filed on March 30, 1994, Accession
                 No. 0000096289-94-000029 and incorporated
                 herein by reference).

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

     11          Statement of Computation of Earnings per
                 Share                                          212

     12          Statement of Computation of Ratios of
                 Earnings to Fixed Charges                      213

      _______________________

     * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".