Form 10-Q
period 1994-09-30
TANDY CORP /DE/
filed 1994-11-14
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q




      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -----
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

                                  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

    The number of shares outstanding of the issuer's Common
    Stock, $1 par value, on October 31, 1994 was 61,612,524.

    Index to Exhibits is on Sequential Page No. 13.
    Total pages 17.

    PART I - FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS
                                                TANDY CORPORATION AND SUBSIDIARIES
                                           Consolidated Statements of Income (Unaudited)
    <CAPTIONS>
    (In thousands, except per share amounts)
                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                        ---------------------------          ---------------------------
                                                            1994            1993                 1994            1993
                                                        -----------     -----------          -----------     -----------
    Net sales and operating revenues                    $ 1,119,155     $   939,897          $ 3,120,567     $ 2,647,720
    Cost of products sold                                   671,499         539,362            1,858,383       1,488,599
                                                        -----------     -----------          -----------     -----------
    Gross profit                                            447,656         400,535            1,262,184       1,159,121
                                                        -----------     -----------          -----------     -----------
    Expenses:
    Selling, general and administrative                     365,497         317,699            1,043,548         937,543
    Depreciation and amortization                            20,473          20,090               62,269          60,493
                                                        -----------     -----------          -----------     -----------
    Net operating income                                     61,686          62,746              156,367         161,085

    Interest income                                          16,866          15,326               61,967          48,136
    Interest expense                                         (4,234)        (11,050)             (20,599)        (28,161)
                                                        -----------     -----------          -----------     -----------
    Net interest income                                      12,632           4,276               41,368          19,975
                                                        -----------     -----------          -----------     -----------
    Income before income taxes, discontinued
      operations and cumulative effect of
      change in accounting principle                         74,318          67,022              197,735         181,060

    Provision for income taxes                               28,127          24,463               75,334          66,087
    Income from continuing operations                        46,191          42,559              122,401         114,973
    Loss from discontinued operations:
      Operating loss, net of tax                                 --              --                   --         (57,619)
      Loss on disposal, net of tax                               --              --                   --         (70,000)
                                                        -----------     -----------          -----------     -----------
                                                                 --              --                   --        (127,619)
    Income (loss) before cumulative effect of
      change in accounting principle                         46,191          42,559              122,401         (12,646)
    Cumulative effect on prior years of change
      in accounting principle                                    --              --                   --          13,014
                                                        -----------     -----------          -----------     -----------
    Net income                                               46,191          42,559              122,401             368

    Preferred dividends                                       1,707           1,807                5,120           5,421
                                                        -----------     -----------          -----------     -----------
    Net income (loss) available to common shareholders  $    44,484     $    40,752          $   117,281     $    (5,053)
                                                        ===========     ===========          ===========     ===========

    Net income (loss) available per average common
     and common equivalent share:
    Income from continuing operations                   $      0.58     $      0.52          $      1.51     $      1.41
    Loss from discontinued operations                            --              --                   --           (1.65)
                                                        -----------     -----------          -----------     -----------
    Income (loss) before cumulative effect of
      change in accounting principle                           0.58            0.52                 1.51           (0.24)

    Cumulative effect on prior years of change
      in accounting principle                                    --              --                   --            0.17
                                                        -----------     -----------          -----------     -----------
    Net income (loss) available per average common
      and common equivalent share                       $      0.58     $      0.52          $      1.51     $     (0.07)
                                                        ===========     ===========          ===========     ===========
    Average common and common equivalent
      shares outstanding                                     77,158          77,801               77,550          77,514
                                                        ===========     ===========          ===========     ===========
    Dividends declared per common share                 $      0.15     $      0.15          $      0.45     $      0.45
                                                        ===========     ===========          ===========     ===========

    The accompanying notes are an integral part of these financial statements.

                                                TANDY CORPORATION AND SUBSIDIARIES
                                              Consolidated Balance Sheets (Unaudited)
    <CAPTIONS>
    (In thousands)
                                                              1994                  1993                  1993
                                                          ------------          ------------          ------------
    Assets
    Current assets:
      Cash and short-term investments                     $    221,024          $    213,235          $    118,183
      Accounts and notes receivable, less
        allowance for doubtful accounts                        557,411               582,443               553,478
      Inventories, at lower of cost or market                1,401,904             1,276,302             1,382,572
      Other current assets                                     125,125                88,005               148,110
                                                          ------------          ------------          ------------
        Total current assets                                 2,305,464             2,159,985             2,202,343

    Property, plant and equipment, at cost,
      less accumulated depreciation                            480,446               463,738               444,670

    Investment in discontinued operations                           --               405,664               475,403

    Other assets, net of accumulated amortization              193,683               189,712               182,613
                                                          ------------          ------------          ------------
                                                          $  2,979,593          $  3,219,099          $  3,305,029
                                                          ============          ============          ============
    Liabilities and Stockholders' Equity
    Current liabilities:
      Notes payable                                       $     97,344          $    346,164          $    493,816
      Subordinated debentures, net of
        unamortized bond discount                                   --                31,739                31,439
      Current portion of TESOP guarantee                         9,800                10,050                10,550
      Accounts payable                                         385,849               279,942               296,981
      Income taxes payable                                      38,245                14,690                 4,617
      Accrued expenses                                         312,359               349,057               290,086
                                                          ------------          ------------          ------------
        Total current liabilities                              843,597             1,031,642             1,127,489
                                                          ------------          ------------          ------------
    Notes payable, due after one year                           76,723               127,708               163,868
    Guarantee of TESOP indebtedness                             54,030                58,930                63,830
    Deferred income taxes                                           --                    --                30,713
    Other non-current liabilities                               50,972                50,069                47,956
                                                          ------------          ------------          ------------
        Total other liabilities                                181,725               236,707               306,367
                                                          ------------          ------------          ------------
    Stockholders' Equity:

      Preferred stock, no par value, 1,000,000 shares authorized
      Series A junior participating, 100,000 shares
      authorized and none issued                                    --                    --                    --
        Series B convertible, 100,000 shares
          authorized and issued                                100,000               100,000               100,000
        Series C PERCS, 150,000 shares
          authorized and issued                                429,982               429,982               429,982
        Common stock, $1 par value, 250,000,000 shares
          authorized with 85,645,000 shares issued              85,645                85,645                85,645
        Additional paid-in-capital                              91,016                85,752                81,925
        Retained earnings                                    2,094,640             2,028,041             1,950,280
        Foreign currency translation effects                     1,695                 1,003                   978
        Stock held in treasury, at cost 23,349,000,
          21,689,000 and 21,634,000 common shares,
          respectively                                        (784,351)             (707,331)             (700,751)
        Unearned deferred compensation related to TESOP        (64,356)              (72,342)              (76,886)
                                                          ------------          ------------          ------------
    Total stockholders' equity                               1,954,271             1,950,750             1,871,173
    Commitments and contingent liabilities
                                                          ------------          ------------          ------------
                                                          $  2,979,593          $  3,219,099          $  3,305,029
                                                          ============          ============          ============

    The accompanying notes are an integral part of these financial statements.

                                                TANDY CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows (Unaudited)
    <CAPTIONS>
    (In thousands)                                                                      Nine Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                    1994                  1993
                                                                                ------------          ------------
    Cash flows from operating activities:
    Net income                                                                  $    122,401          $        368
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Cumulative effect on prior years of change in accounting principle                --               (13,014)
        Loss reserve on disposal of discontinued operations                               --                70,000
        Depreciation and amortization                                                 62,269                73,649
        Provision for credit losses and bad debts                                     25,642                37,209
        Other items                                                                    6,004                 4,419
    Changes in operating assets and liabilities:
      Receivables                                                                     68,623                89,454
      Inventories                                                                   (121,769)             (170,704)
      Other current assets                                                            (5,356)              (24,837)
      Accounts payable, accrued expenses and income taxes                             51,318                (8,410)
                                                                                ------------          ------------
      Net cash provided by operating activities                                      209,132                58,134
                                                                                ------------          ------------

    Investing activities:
      Additions to property, plant and equipment                                    (136,662)              (75,875)
      Proceeds from sale of assets                                                    59,477                 2,635
      Proceeds from sale of divested operations                                      351,250                17,800
      Purchase of InterTAN bank debt and restructuring
        of working capital loans                                                          --               (31,663)
      Other investing activities                                                         766                (2,065)
                                                                                ------------          ------------
      Net cash provided (used) by investing activities                               274,831               (89,168)
                                                                                ------------          ------------

    Financing activities:
      Purchase of treasury stock                                                    (100,990)              (13,541)
      Sale of treasury stock to employee stock purchase program                       31,586                32,738
      Dividends paid                                                                 (54,941)              (56,144)
      Redemption of subordinated debentures                                          (32,431)                   --
      Changes in short-term borrowings, net                                         (267,719)              102,696
      Repayment of long-term borrowings                                              (51,679)              (29,158)
                                                                                ------------          ------------
      Net cash provided (used) by financing activities                              (476,174)               36,591
                                                                                ------------          ------------

    Increase in cash and short-term investments                                        7,789                 5,557
    Cash and short-term investments, beginning of period                             213,235               112,626
                                                                                ------------          ------------
    Cash and short-term investments, end of period                              $    221,024          $    118,183
                                                                                ============          ============

    The accompanying notes are an integral part of these financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1993.

    NOTE 2-RELATIONS WITH INTERTAN

    As of September 30, 1994, InterTAN owed Tandy an aggregate of $55,242,000 in connection with the 1993 InterTAN debt restructuring. The current portion of the InterTAN obligation approximates $10,381,000, and the non-current portion approximates $44,861,000. This debt is secured by a first priority lien on InterTAN's assets in Canada and the U.K. During the quarter ended September 30, 1994, Tandy recognized approximately $3,066,000 of sales to and commission income from InterTAN and interest income of $2,072,000. During the nine months ended September 30, 1994, Tandy recognized approximately $17,109,000 of sales to and commission income from InterTAN and interest income of $6,086,000. Sales to InterTAN approximated $34,112,000 and $67,772,000, respectively, for the three- and nine-month periods ending September 30, 1993.

    InterTAN has increased its bank revolving credit facility to Canadian $60,000,000. In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose on InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing. As required by an agreement with Tandy, InterTAN has registered the warrants, received by Tandy as part of the consideration for the debt restructuring, under the Securities Act of 1933. These warrants have a five-year term and are exercisable for 1,449,007 shares of InterTAN common stock at a price of $6.618 per share. At September 30, 1994, InterTAN's common stock price, as quoted in the Wall Street Journal, was $6.875
    per share.                    -------------------

    A&A International will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A International are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement.
    Accordingly, sales by Tandy to InterTAN in 1994 are considerably lower than sales disclosed in prior years; however, the earned income relating thereto is not materially different.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but at the present the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.

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

    O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell all the common stock of O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), the parent company of O'Sullivan Industries, Inc., to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan Industries, Inc., approximated $350,000,000. The initial public offering closed on February 2, 1994.

    Tandy has accrued approximately $1,893,000 and $5,048,000 during the quarter and nine months ended September 30, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan under which Tandy will receive payments from O'Sullivan approximating the federal tax benefit that O'Sullivan will realize because the tax basis of its assets increased in the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year period and are contingent upon O'Sullivan's taxable income in each year. The Company has recognized and will continue to recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Agreement.

    Lika. On August 4, 1994, Tandy signed an agreement to sell the assets used in its Lika printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale approximated $17,000,000 which included $7,754,000 in cash, liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000.

    NOTE 4-REVOLVING CREDIT AGREEMENT

    The backup facility to Tandy's commercial paper program was renewed in May 1994. This agreement is to be used only if maturing commercial paper cannot be repaid due to an inability to sell new commercial paper. The agreement is composed of two facilities--one for $200,000,000 expiring in May 1995 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused. At September 30, 1994, there were no amounts outstanding under the facility.

    NOTE 5-SHARE REPURCHASE PROGRAM

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt. As of September 30, 1994, approximately 1,059,000 shares have been repuruchased under this program.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

    Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended
    September 30 were:

    <CAPTIONS>
    (In thousands)                         Three Months Ended          % Increase          Nine Months Ended          % Increase
                                              September 30,            (Decrease)             September 30,           (Decrease)
                                      ----------------------------     ----------     ----------------------------    ----------
                                          1994            1993                            1994            1993
                                      ------------    ------------                    ------------    ------------
    Radio Shack                       $    633,323    $    602,308        5.1 %       $  1,831,417    $  1,757,754       4.2 %
    Tandy Name Brand                       100,891         106,672       -5.4              295,299         328,838 *   -10.2
    Incredible Universe                     87,102          28,939      201.0              197,291          73,836     167.2
    Computer City                          278,478         153,582       81.3              731,958         384,764      90.2
                                      ------------    ------------                    ------------    ------------
                                         1,099,794         891,501       23.4            3,055,965       2,545,192      20.1
    Import/Export and Other                 19,361          48,396      -60.0               64,602         102,528     -37.0
                                      ------------    ------------                    ------------    ------------
                                      $  1,119,155    $    939,897       19.1 %       $  3,120,567    $  2,647,720      17.9 %
                                      ============    ============                    ============    ============

    * Includes 110 McDuff/VideoConcepts stores closed during the March 1993 quarter.


    U.S. retail operations had a 23% sales gain for the quarter ended September 30, 1994 and a 22% sales gain for the nine-month period, excluding closed stores. Comparable sales gains for U.S. retail stores approximates 3% for the quarter and 4% for the nine months ended September 30, 1994. Radio Shack's sales increases reflected higher volumes for core electronic products and parts which were partially offset by a decline in computer sales. Tandy Name Brand's decrease in sales in the quarter is due primarily to the closing of under-performing stores as leases expired during the year. The opening of new Incredible Universe and Computer City stores in the latter part of 1993 and the first three quarters of 1994 increased sales for those divisions. Since September 30, 1993, 30 Computer City stores and four Incredible Universe stores have opened. Commencing in March 1994, InterTAN purchases from third parties through A&A International were no longer recorded as sales, but instead, A&A International recognized commission income on such purchases; therefore, sales by the Import/Export group have decreased approximately $31,636,000 for the quarter and $53,971,000 for the nine-month period but earned income relating thereto was not materially different. Increases in repair and other income from support operations have partially offset this decrease.

    Gross Profit

    Gross profit as a percent of net sales was 40.0% during the three months ended September 30, 1994 as compared to 42.6% during the corresponding 1993 period. For the nine months ended September 30, 1994 and 1993, the gross profit percentages were 40.4% and 43.8%, respectively. This trend toward lower gross margins is expected to continue as additional sales are made by Computer City and Incredible Universe stores which operate on lower margins. In the third quarter of fiscal 1994, Computer City and Incredible Universe accounted for approximately 33% of consolidated sales compared to 19% in the third quarter of 1993. For the nine months ended September 30, 1994 and 1993, Computer City and Incredible Universe accounted for approximately 30% and 17% of consolidated sales, respectively. Gross profit at Radio Shack has improved in the last nine months in comparison with the prior year. As computer sales at Radio Shack decrease and sales of higher-margin items increase, gross profit at Radio Shack may continue to increase slightly.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses as a percent of sales and operating revenues declined 1.1 percentage points in comparison with the third quarter of 1993 and declined 2.0 percentage points in comparison with the nine months ended September 30, 1993. Most expense categories, including rent, payroll, utilities and bad debt expense, were lower as a percent of sales during the three and nine months ended September 30, 1994 as compared with the same prior year periods. Efforts to improve the quality of the credit card receivables portfolio through adjustments to the scoring model and more stringent credit line monitoring have resulted in a reduction of bad debt expense of $9,419,000 for the nine months ended September 30, 1994, in comparison with the nine months ended September 30, 1993. The lower rent and payroll costs as a percent of sales reflects the lower relative costs associated with the Company's newer retail formats. As a result of Radio Shack's new promotional programs, advertising costs increased $7,937,000 or 20% this quarter in comparison with the prior year period. The Company expects SG&A expenses as a percent of sales to continue to decrease as Computer City and Incredible Universe, which operate on lower costs, become more significant portions of the Company's total business.

    Net Interest Income

    Proceeds from divestitures and cash provided by operating activities resulted in increased short-term investments and decreased short-term borrowings and thus impacted interest income and interest expense. The increase in interest income is also due in part to interest earned on notes receivable from AST Research Inc. and InterTAN. The accretion of discount included in interest income from InterTAN approximated $984,000 and $2,768,000 for the three and nine months ended September 30, 1994, respectively. Interest income from AST Research Inc. approximated $1,482,000 for the current quarter and $4,619,000 for the nine months ended September 30, 1994. Tandy also received $721,000 in interest income from the IRS reflecting the settlement of outstanding tax issues during the quarter and $9,567,000 for the nine-month period. Interest income earned by Tandy Credit Corporation decreased $2,434,000 from that earned in the September 30, 1993 quarter due to increased use of credit promotions. Reduced debt levels resulted in interest expense which was 62% lower compared to the three months ended September 30, 1993 and 27% lower compared to the nine months ended September 30, 1993.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the first nine months of 1994 and 1993 were 38.1% and 36.5%, respectively. The increase is primarily due to federal tax rate legislation enacted during 1993 whereby the corporate income tax rate was increased to 35% from 34%.

    The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns. The review in Dallas could lead to referral to the National office. The resolution of this matter could result in additional taxes to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $26 million, based on the advice of the Company's independent tax advisors the Company believes it would prevail if any tax litigation had to be instituted and in any event the Company believes the ultimate resolution would have no material impact on the Company's financial condition or results of operations.

    Earnings Per Share

    Earnings per share is calculated by dividing net income less Series B preferred stock dividends paid or payable by average common and common share equivalents outstanding during the respective periods. Current and prior year periods weighted average share calculations reflect the reduction of 1,049,000 common shares because Tandy's common stock price at September 30, 1994 was higher than the PERCS strike price which reduces the number of common shares that would be issued to PERCS shareholders upon conversion. Earnings per share from continuing operations for the three and nine months ended September 30, 1994 increased from that for the same periods of 1993. The Company recorded losses from discontinued operations of $127,619,000 or $1.65 per share for the first nine months of fiscal 1993, partially offset by a benefit of $13,014,000, or $0.17 per share, for the cumulative effect on prior years of a change in accounting principle.

    Cash Flow and Financial Condition

    Tandy's cash flow and financial condition, in management's opinion, remains strong. Cash flow from operating activities increased in the nine-month period ended September 30, 1994 as compared with the same period of the prior year. This increase relates primarily to increased net income in 1994. Cash provided by investing activities for the nine-month period ended September 30, 1994 includes $351,250,000 received from the divestiture of discontinued operations. Proceeds from asset sales approximated $59,477,000 and primarily relate to the sale and leaseback of certain stores. Property, plant and equipment additions have increased in comparison with that of the prior year due to additional fixtures required for the Radio Shack Gift Express(SM) program, new Radio Shack (R) stores and the Company's expansion of its Computer City (R) and Incredible Universe
    (R) store formats. Management anticipates that capital expenditure requirements will continue to increase over 1993 levels while the Computer City and Incredible Universe retail chains are expanding. Cash used for financing activities increased for the nine-month period ended September 30, 1994 due to the reduction of debt. The Company's issue of 10% subordinated debentures due June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at 100% of face value or $32,431,000. Additionally, cash paid for treasury stock purchases was $100,990,000 including $42,000,000 which was attributable to the Board of Directors approved share repurchase program and the remaining purchases were for ongoing employee plans. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new stores are being funded through operating leases.

    Cash and short-term investments at September 30, 1994 were $221,024,000 as compared to $118,183,000 at September 30,
    1993, such increases being primarily attributable to proceeds from the divestiture program. Total debt as a percentage of total capitalization was 10.9% at September 30, 1994, compared to 22.8% at December 31, 1993 and 29.0% at September 30, 1993. Total debt has been reduced as proceeds from divested manufacturing operations and cash flows from operating activities have been used to pay off debt. Long-term debt as a percentage of total capitalization was 6.0% at September 30, 1994 compared to 7.4% at December 31, 1993 and 8.6% at September 30, 1993.

    The revolving credit backup facility to Tandy's commercial paper program was renewed in May 1994. This agreement is to be used only if maturing commercial paper cannot be repaid due to an inability to sell new commercial paper. The agreement is composed of two facilities--one for $200,000,000 expiring in May 1995 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused.

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt. As of September 30, 1994, approximately 1,059,000 shares have been repurchased under this program.

    Inventory

    Compared to September 30, 1993, total inventories at September 30, 1994 have increased $19,332,000 or 1.4%. The increase in total inventory levels included inventory increases to support new Computer City and Incredible Universe stores. The majority of this increase was offset by decreased inventory levels at Radio Shack due to efficiencies achieved in the replenishment system and reductions of computer levels. Inventory levels have increased 9.8% from the amounts at December 31, 1993 primarily due to an increase in inventory levels that support new Incredible Universe and Computer City stores along with seasonal buildup as distribution centers prepare for the Christmas season. Inventory is primarily comprised of finished goods.

    Changes in Stockholders' Equity

    (in thousands)                     Outstanding
                                      Common Shares    Dollars
                                      -------------  -----------
    Balance at December 31, 1993          63,956     $ 1,950,750
    Foreign currency translation
      adjustments, net of deferred
      taxes                                   --             692
    Sale of treasury stock to
      employee plans                         799          31,586
    Purchase of treasury stock            (2,531)       (102,681)
    Exercise of stock options                 72           2,299
    Repurchase of preferred stock             --          (2,960)
    Preferred stock dividends,
      net of tax                              --          (3,328)
    PERCS dividend                            --         (24,075)
    TESOP deferred compensation earned        --           7,986
    Common stock dividends                    --         (28,399)
    Net income                                --         122,401
                                      -------------  -----------
    Balance at September 30, 1994         62,296     $ 1,954,271
                                      =============  ===========

    Discontinued Operations

    On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business.

    O'Sullivan Industries. On January 27, 1994, the Company announced that it had reached an agreement with the underwriters to sell all the common stock of O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), the parent company of O'Sullivan Industries, Inc., to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan Industries, Inc., approximated $350,000,000. The initial public offering closed on February 2, 1994.

    Tandy has accrued approximately $1,893,000 and $5,048,000 during the quarter and nine months ended September 30, 1994, pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan under which Tandy will receive payments from O'Sullivan approximating the federal tax benefit that O'Sullivan will realize because the tax basis of its assets increased in the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made annually over a 15-year period and are contingent upon O'Sullivan's taxable income in each year. The Company has recognized and will continue to recognize these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Agreement.

    Lika. On August 4, 1994, Tandy signed an agreement to sell the assets used in its Lika printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale approximated $17,000,000 which included $7,754,000 in cash, liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000.

    InterTAN Update

    As of September 30, 1994, InterTAN owed Tandy an aggregate of $55,242,000 in connection with the 1993 InterTAN debt restructuring. The current portion of the InterTAN obligation approximates $10,381,000 and the non-current portion approximates $44,861,000. This debt is secured by a first priority lien on InterTAN's assets in Canada and the U.K. During the quarter ended September 30,1994, Tandy recognized approximately $3,066,000 of sales to and commission income from InterTAN and interest income of $2,072,000. During the nine months ended September 30, 1994, Tandy recognized approximately $17,109,000 of sales to and commission income from InterTAN and interest income of $6,086,000. Sales to InterTAN approximated $34,112,000 and $67,772,000, respectively, for the three- and nine-month periods ending September 30, 1993.

    InterTAN has increased its bank revolving credit facility to Canadian $60,000,000. In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose on InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing. As required by an agreement with Tandy, InterTAN has registered the warrants, received by Tandy as part of the consideration for the debt restructuring, under the Securities Act of 1933. These warrants have a five-year term and are exercisable for 1,449,007 shares of InterTAN common stock at a price of $6.618 per share. At September 30, 1994, InterTAN's common stock price, as quoted in the Wall Street Journal was $6.875
    per share.                    -------------------

    A&A International will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A International are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement.
    Accordingly, sales by Tandy to InterTAN in 1994 are considerably lower than sales disclosed in prior years; however, the earned income relating thereto is not materially different.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but at the present the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.

    Credit Card Subsidiary

    Tandy National Bank ("the Bank"), a limited purpose nationally chartered credit card bank, was established on May 11, 1994. The Bank, a wholly-owned subsidiary of Tandy Corporation, was created to provide a standardized nation-wide consumer credit card program for Tandy. All new accounts approved after May 12, 1994 will be originated and owned by the Bank.

    PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1994. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on the Company's financial position.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits Required by Item 601 of Regulation S-K.

       A list of the exhibits required by Item 601 of Regulation
       S-K and filed as part of this report is set forth in the Index to Exhibits on page 13, which immediately precedes such exhibits.

    b) Reports on Form 8-K.

       On August 1, 1994 the Company reported on Form 8-K that the Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash and short-term debt. No other Form 8-K reports were filed for the quarter ended September 30, 1994.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                     Tandy Corporation
                                        (Registrant)


    Date:  November 14, 1994      By   /s/ Richard L. Ramsey
                                       -------------------------
                                           Richard L. Ramsey
                                    Vice President and Controller
                                         (Authorized Officer)






    Date:  November 14, 1994           /s/ William C. Bousquette
                                       -------------------------
                                           William C. Bousquette
                                     Executive Vice President and
                                        Chief Financial Officer
                                    (Principal Financial Officer)

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

    4a         Amended and restated Rights Agreement
               with the First National Bank of Boston
               dated June 22, 1990 for Preferred Share
               Purchase Rights (filed as Exhibit 4b to
               Tandy's Form 10-K filed on March 30,
               1994, Accession No. 0000096289-94-000029
               and incorporated herein by reference).

    4b         Revolving Credit Agreement between Tandy
               Corporation and Texas Commerce Bank,
               individually and as Agent for sixteen
               other banks, dated as of May 27, 1994
               (without exhibits) (filed as Exhibit
               4c to Tandy's Form 10Q filed on August 15,
               1994, Accession No. 0000096289-94-000039
               and incorporated herein by reference).

    4c         Continuing Guaranty dated as of June 18,
               1991 by Tandy Corporation in favor of
               holders of indebtedness issued by Tandy
               Credit Corporation that is or may be
               publicly traded and is rated by at
               least one nationally recognized rating
               agency (filed as Exhibit 4e to Tandy's
               Form 10-K filed on March 30, 1994, Accession
               No. 0000096289-94-000029 and incorporated
               herein by reference).

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

    11         Statement of Computation of Earnings per Share  16

    12         Statement of Computation of Ratios of
               Earnings to Fixed Charges                       17

    27         Financial Data Schedule

     _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                                                                        EXHIBIT 11
                                                       TANDY CORPORATION
                                        STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

    <CAPTIONS>
    (In thousands)                                           Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                        -----------------------------          -----------------------------
                                                            1994             1993                  1994             1993
                                                        ------------     ------------          ------------     ------------
    PRIMARY EARNINGS PER SHARE
    Reconciliation of net income (loss) per statements
      of income to amounts used in computation of
      primary earnings per share:
    Net income, as reported                             $     46,191     $     42,559          $    122,401     $        368
    Less dividends on preferred stock:
      Series B                                                (1,707)          (1,807)               (5,120)          (5,421)
      Series C                                                (8,025)          (8,025)              (24,075)         (24,075)
                                                        ------------     ------------          ------------     ------------
    Net income (loss) available to common stockholders        36,459           32,727                93,206          (29,128)
    Plus dividends on Series C preferred stock                 8,025            8,025                24,075           24,075
                                                        ------------     ------------          ------------     ------------
    Net income (loss) for primary earnings per share    $     44,484     $     40,752          $    117,281     $     (5,053)
                                                        ============     ============          ============     ============

    Weighted average number of common shares outstanding      62,965           63,754                63,352           63,563
    Weighted average number of $2.14 depositary
      shares, representing preferred stock,
      treated as outstanding common stock due to
      mandatory conversion                                    13,951           13,951                13,951           13,951
    Weighted average number of common shares issuable
      under stock option plans, net of assumed treasury
      stock repurchases at average market prices                 242               96                   247              (b)
                                                        ------------     ------------          ------------     ------------
    Weighted average number of common and common
      equivalent shares                                       77,158           77,801                77,550           77,514
                                                        ============     ============          ============     ============
    Net income (loss) per average common and
      common equivalent share                           $       0.58     $       0.52          $       1.51     $      (0.07)
                                                        ============     ============          ============     ============

    FULLY DILUTED EARNINGS PER SHARE (a)

    Reconciliation of net income (loss) per statements of income to amounts used in computation of fully diluted earnings per share:

        Net income (loss) available to common
          stockholders                                  $     36,459     $     32,727          $     93,206     $   (29,128)
        Plus dividends on Series C preferred stock             8,025            8,025                24,075          24,075
        Adjustments for assumed conversion of Series B
          preferred stock to common stock as of the
          later of the beginning of the period or the
          date of issuance, August 1, 1990:
          Plus dividends on Series B preferred stock,
            net of tax on allocated shares                    1,707              (b)                 5,120              (b)
          Less additional contribution that would
            have been required for the TESOP if
            Series B preferred stock had been converted         (991)             (b)                (2,946)             (b)
                                                        ------------     ------------          ------------     ------------
    Net income (loss), as adjusted                      $     45,200     $     40,752          $    119,455     $     (5,053)
                                                        ============     ============          ============     ============

    Reconciliation of weighted average number of shares
      outstanding to amount used in computation of
      fully diluted earnings per share:
      Weighted average number of shares outstanding           77,158           77,801                77,550           77,514
      Adjustment to reflect assumed exercise of stock
        options as of the beginning of the period                116              189                    49              (b)
      Adjustment to reflect assumed conversion of
        Series B preferred stock to common stock as
        of the later of the beginning of the period
        or the date of issuance, August 1, 1990                1,981              (b)                 2,002              (b)
                                                        ------------     ------------          ------------     ------------
     Weighted average number of common and common
       equivalent shares outstanding, as adjusted             79,255           77,990                79,601           77,514
                                                        ============     ============          ============     ============
    Fully diluted net income per average common
      and common equivalent share                       $       0.57     $       0.52          $       1.50     $      (0.07)
                                                        ============     ============          ============     ============

     (a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
     (b) For the three months and nine months ended September 30, 1993 these items are anti-dilutive and thus are omitted from the calculation.

                                                                                                                        EXHIBIT 12
                                                       TANDY CORPORATION
                                STATEMENT OF COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                              AND RATIOS OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (1)
    <CAPTIONS>
    (In thousands)                                           Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                        -----------------------------          -----------------------------
                                                            1994             1993                  1994             1993
                                                        ------------     ------------          ------------     ------------
    Ratios of Earnings to Fixed Charges
    Income from continuing operations                   $     46,191     $     42,559          $    122,401     $    114,973
    Plus provision for income taxes                           28,127           24,463                75,334           66,087
                                                        ------------     ------------          ------------     ------------
    Income before income taxes                                74,318           67,022               197,735          181,060

    Fixed charges:

    Interest expense and amortization
      of debt discount                                         4,234           11,050                20,599           28,161
    Amortization of issuance expense                              59              101                   209              309
    Appropriate portion (33 1/3%) of rentals                  17,594           16,886                52,927           49,410
                                                        ------------     ------------          ------------     ------------
    Total fixed charges                                       21,887           28,037                73,735           77,880
                                                        ------------     ------------          ------------     ------------
    Earnings before income taxes
     and fixed charges                                  $     96,205     $     95,059          $     271,470    $    258,940
                                                        ============     ============          =============    ============

    Ratios of earnings to fixed charges                         4.40             3.39                   3.68            3.32
                                                        ============     ============          =============    ============
    Ratios of Earnings to Fixed Charges
      and Preferred Dividends:

    Total fixed charges, as above                       $     21,887     $     28,037          $      73,735    $     77,880
    Preferred dividends                                        9,732            9,832                 29,195          29,496
                                                        ------------     ------------          -------------    ------------
    Total fixed charges and preferred dividends         $     31,619     $     37,869          $     102,930    $    107,376
                                                        ============     ============          =============    ============
    Earnings before income taxes, fixed charges
      and preferred dividends                           $     96,205     $     95,059          $     271,470    $    258,940
                                                        ============     ============          =============    ============
    Ratios of earnings to fixed charges
      and preferred dividends                                   3.04             2.51                   2.64            2.41
                                                        ============     ============          =============    ============


     (1) The computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges
         and Preferred Dividends excludes results of operations from discontinued operations and fixed charges relating to these same operations.