Form 10-K
TANDY CORP /DE/
filed 1995-03-30
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1994

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

                                           Name of each exchange
            Title of each class             on which registered
    Common Stock, par value $1 per share  New York Stock Exchange
    Preferred Share Purchase Rights       New York Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
      None

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---
       As of March 21, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,877,348,049 based on the New York Stock Exchange closing price.

       As of March 21, 1995, there were 66,190,497 shares of the registrant's Common Stock outstanding.


                  Documents Incorporated by Reference

    Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

          The Index to Exhibits is on Sequential Page No. 56.
                            Total Pages 71.

                  (This page intentionally left blank.)

                                PART I


    ITEM 1. BUSINESS.


    GENERAL
       Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the"Company"). The Company engages in the retail sale of consumer electronics including personal computers primarily in the United States. The Company's retail operations include the Radio Shack(R), McDuff Electronics(R), The Edge in Electronics(R), Computer City(R) and Incredible Universe(R) store chains as well as some new test concepts. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" found in Item 7 for a discussion of divisional sales data.

          Radio Shack. Radio Shack is the Company's largest operating division. At December 31, 1994, Radio Shack had 4,598 company-owned stores located throughout the United States. These stores average approximately 2,350 square feet in area and are located in major malls, strip centers and individual store fronts, primarily in metropolitan markets. To provide service to smaller communities, Radio Shack had on the same date a network of 2,005 dealer/franchise stores. The dealers are generally engaged in other retail operations and augment their sales with Radio Shack products. This network includes 67 international dealers at December 31, 1994.

          The 4,598 company-owned stores carry a broad assortment of electronic parts and accessories, audio/video equipment, personal computers, cellular and conventional telephones as well as specialized products such as scanners, electronic toys and hard to find batteries.
        The personal computers, which account for approximately 12% of Radio Shack's sales, primarily target entry level users seeking computers for home, individual and small business use. The Company plans to open 100 company-owned Radio Shack stores each year for the next five years. Many of these new stores will be in major markets such as Chicago, New York, Atlanta and Los Angeles.
        Radio Shack is also focusing on Alternative Channels of Distribution ("ACD"), which are geared to enhance its "service oriented" approach. A few ACDs include The Repair Shop at Radio Shack(SM), Radio Shack Gift Express(SM), and direct delivery service.

          Computer City. As of December 31, 1994, the Company had 69 Computer City(R) stores open, four of which were in Europe and three in Canada. The Computer City chain operates as a supercenter format featuring many name brand computers, software and related products, including U.S. Logic, IBM, Apple, Sony, Lotus, Borland, Microsoft, Packard-Bell, Compaq, AST and Hewlett-Packard. The sixty-one Computer City Supercenters average about 23,000 square feet and carry more than 5,000 products. At December 31, 1994, there were eight Computer City Express(SM) stores which are approximately 10,000 square feet and serve smaller markets. The Company plans to open 20 to 30 additional stores in 1995, which includes 6 to 10 Computer City Express stores.

          Incredible Universe. At December 31, 1994, Tandy operated nine Incredible Universe(R) stores. These stores are approximately 184,000 square feet and offer a broad selection of consumer electronics and appliances. The Company opened its ninth store in Auburn, Washington late in 1994. In 1995 the Company plans to open stores in Denver, Indianapolis, New York Metro, Houston, San Diego, Salt Lake City and greater Washington, D.C., markets. In addition, one more Incredible Universe store may open in 1995.

          Tandy Name Brand Retail Group. At December 31, 1994, the Tandy Name Brand Retail Group ("Tandy Name Brand") was comprised of VideoConcepts(R), McDuff Electronics and Appliance(R) Supercenters and The Edge in Electronics(R) retail outlets. This group then operated a total of 306 stores which sold name brand televisions, audio equipment, personal computers and other electronic products and appliances.

          Tandy Name Brand operated three distinctly different types of store formats -- mall stores, boutique stores and supercenters. The 219 mall stores averaged 3,100 square feet in size while the 71 supercenters, which are located in stand-alone or strip center locations, averaged 12,300 square feet. The Edge in Electronics began operating in 1990. These electronic boutique stores are designed for mall customers interested in fashionable personal and portable name brand electronics. As of December 31, 1994, these 16 stores were located in major malls and averaged approximately 1,100 square feet.

          On December 30, 1994, the Company adopted a business restructuring plan to close or convert 233 stores which included VideoConcept and McDuff Electronics mall stores and a few McDuff Electronics and Appliance Supercenters. The stores will be closed during the first quarter of 1995. Of the 233 stores, 33 sites will be converted to Radio Shack or Computer City Express stores. On January 3, 1995, the Company also announced that Tandy Name Brand will be dissolved and the continuing stores will become part of a new Specialty Retail Group of the Radio Shack division. This group will be comprised of McDuff Electronics and Appliance Supercenters, The Edge in Electronics, Famous Brand Electronics Warehouse and Audio, Video and Computers retail outlets. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" found in Item 7 and
        Note 4 of the Notes to Consolidated Financial Statements for more information on the plan.

          The Company closed 110 Tandy Name Brand stores in the first quarter of 1993. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" found in Item 7 and Note 4 of the Notes to Consolidated Financial Statements for more information.

        Supporting the retail operations is an extensive infrastructure that includes:

          A&A International, Inc. - This wholly-owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. InterTAN Inc. ("InterTAN") is the largest outside customer of the Company. Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in the Far East. For more discussion on InterTAN see Note 22 of the Notes to Consolidated Financial Statements.

          Tandy Service Centers - The Company maintains a large service and support network in the consumer electronics retail industry. These centers repair name brand and private label products sold through all of the Company's retail distribution channels. These centers are also the primary support for the Repair Shop at Radio Shack program. There are 128 service centers throughout the nation and Canada and over one million parts are stocked in the Tandy Service division.

          Regional Distribution Centers - The 15 distribution centers ship over one million cartons each month to the Company's retail outlets. This group also supports the Radio Shack Gift Express service.

          Tandy Information Services - TIS collects information from the retail stores nationwide and updates a large database with sales and other information. This database is a sophisticated marketing tool benefiting every phase of the Company's operations. TIS also processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations. In addition, specialized information is tracked for the Company's distribution and corporate activities.

          Tandy Credit Corporation - This operation, a wholly owned subsidiary of the Company, has helped to support sales of the Company's retail operations and provided the retail divisions with additional marketing flexibility through the utilization of credit promotions. This group has in the past maintained and managed Tandy's various private label credit cards.

          In December 1994, the Company sold the Computer City and Incredible Universe credit card portfolios to SPS Transaction Services, Inc.("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co. In January 1995, the Company signed an agreement with SPS to sell Tandy Credit and the Radio Shack and McDuff private label credit card portfolios. The sale of Tandy Credit and the sale of the Radio Shack and McDuff portfolios is contingent upon and subject to regulatory, rating agency and other approvals. This transaction is expected to close during the first half of 1995. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" found in Item 7 and Note 3 of the Notes to Consolidated Financial Statements for more information.

          Tandy National Bank (the "Bank"), a limited purpose nationally chartered credit card bank, was established on May 11, 1994. The Bank, a wholly-owned subsidiary of Tandy Corporation, was created to operate the private label consumer credit card programs for Tandy. All new accounts approved after May 12, 1994 were originated and owned by the Bank. After the Company's sale of all the private label credit card portfolios, the Bank will cease operations.

          Tandy Transportation, Inc. - A large fleet of tractors and trailers transports much of the merchandise from the ports of entry to the Company's regional distribution centers and local distribution facilities for delivery to the Company's retail outlets.

          Consumer Electronics Manufacturing - The Company also engages in the manufacturing business with nine manufacturing facilities in the United States and two overseas manufacturing operations in China and Taiwan. The China operation is a joint venture. These 11 manufacturing facilities cover a total of 1,472,000 square feet and employ approximately 4,000 workers and professionals as of December 31, 1994. The Company manufactures a variety of products for use in its consumer electronics retailing operations. The products include audio, video, telephony, antennas, wire and cable products and a wide variety of hard to find parts for consumer electronic products. Most of the Company's manufacturing output is sold through the Radio Shack store chain. The Taiwan manufacturing plant will be closed in the first half of 1995 and its products will be manufactured by the China operations.

    DISCONTINUED OPERATIONS
       On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which it would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc.("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business. See "Discontinued Operations" in Management's Discussion and Analysis of Results of Operations and Financial Condition for further discussion.

       The Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993, and the sale of Memtek Products manufacturing and marketing operations on December 16, 1993 to Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. On February 2, 1994, the Company sold all the common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. On October 11, 1994, Tandy sold the assets used in its Lika(R) printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale and liquidation of assets approximated $16,380,000 which included $7,754,000 in cash, proceeds from liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000.

       In connection with the computer manufacturing sale, the Memtek Products sale and the Lika sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1994 balance sheet, are adequate to cover estimated future warranty obligations for the products.

    SEASONALITY
       As is the case with other retail businesses, the Company's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up requiring working capital associated with the anticipated increased sales volume. For additional information, see Note 23 of the Notes to Consolidated Financial Statements.

    PATENTS AND TRADEMARKS
       Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, Computer City, Incredible Universe, McDuff Electronics, VideoConcepts, Realistic, Tandy and Optimus are some of the registered marks most widely used by the Company. Tandy believes that the Radio Shack, Computer City and Incredible Universe names and marks are well-recognized and associated with a high-quality service provider by consumers. The Company's products are sold primarily under the Radio Shack, Optimus, Tandy, Computer City and Realistic trademarks which are registered in the U.S. and many foreign countries. The Company believes that the loss of the Radio Shack name or mark would be material to its business, but does not believe that the loss of any one trademark registration would be material.

       Tandy also owns various patents relating to retail and support functions and various products which Tandy has previously designed and manufactures.

    SUPPLIERS
       The Company obtains merchandise from a large number of suppliers from various parts of the world. Alternative sources of supply exist for most merchandise and raw materials purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product or raw material to have a material impact on its operations.

    BACKLOG ORDERS
       The Company has no material backlog of orders for the products it sells.

    COMPETITION
       The consumer electronics retail business is highly competitive. The Company competes in the sale of its products and services with department stores, mail order houses, discount stores, general merchants, home appliance stores and gift stores which sell comparable products manufactured by others. Competitors range in size from local drug and hardware stores to large chains and department stores. Computer store chains and franchise groups as well as independent computer stores and several major retailers compete with the Company in the retail personal computer marketplace. Consumer electronic and computer mail-order companies also compete with the Company. The products which compete with those sold by the Company are manufactured by numerous domestic and foreign manufacturers. Many of these products carry nationally recognized brand names or private labels and are sold in markets common to the Company. Some of the Company's competitors have financial resources equal to or greater than the Company's resources.

       Management believes that among the factors that are important to its competitive position are price, quality, service and the broad selection of electronic products and computers carried at conveniently located retail outlets.
    The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully with respect to each of the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

       The Company focuses on various types of store formats to address the marketplace. Each of the Company's retailing formats uses a distinct but complementary path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure.

         Radio Shack. Radio Shack(R) stores offer the shopping convenience of approximately 6,600 dealers and company-owned stores, high-quality private label products, unique selection, knowledgeable personnel and excellent customer service. Radio Shack has strong sales in approximately 3,200 different items in such consumer-demand product categories as speakers, batteries, communications equipment, tape decks, antennas, electronic components and accessories.

         Computer City. Computer City(R) stores offer approximately 5,000 different name-brand items, competitive prices and excellent customer service on computers, computer software and accessories. While the SuperCenters are approximately 23,000 square feet, Computer City Express stores average 10,000 square feet and serve smaller markets and also supplement SuperCenters in larger markets.

         Incredible Universe. A new concept in the retailing of name brand consumer electronics and appliances, these stores are approximately 184,000 square feet in size and carry over 85,000 different stock-keeping units which provide the customer with a "universe" of choices.

         Tandy Name Brand. In the past the Company has sold name brand consumer electronics and appliances through Tandy Name Brand which included three distinctly different types of store formats. The Tandy Name Brand group will be dissolved and continuing stores will be integrated into the Radio Shack division as the Specialty Retail Group.

       The Company has faced intense competition in its consumer electronics retailing businesses. Competition is driven by technology and product cycles, as well as the economy. In the consumer electronics retailing business, competitive factors include price, product quality, product features, consumer services, manufacturing and distribution capability and brand reputation.

    RESEARCH AND DEVELOPMENT
       Research and development expenditures are not significant.

    EMPLOYEES
       As of December 31, 1994, the Company had approximately 45,800 employees, excluding approximately 1,700 full time employees associated with the Tandy Name Brand, Tandy Credit Division and Service Contract group which the Company has announced it will close or sell. The number includes approximately 4,000 temporary retail employees remaining from the Christmas selling season. Management of the Company considers the relationship between the Company and its employees to be good. It does not anticipate any work stoppage due to labor difficulties.

    ITEM 2.  PROPERTIES.
       Information on the Company's properties is in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the referenced pages:

                                                 Page
        Retail Outlets ......................     14
        Property, Plant and Equipment .......     40
        Leases ..............................     43

       The Company leases rather than owns most of its retail facilities. However, the buildings of three of the Incredible Universe stores are owned rather than leased. The Radio Shack, Tandy Name Brand and Computer City stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other companies. The Company owns most of the property on which its executive offices are located in Fort Worth, Texas as well as five distribution facilities and most of its manufacturing facilities and land located throughout the United States. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.

    ITEM 3.  LEGAL PROCEEDINGS.
       The Company is a defendant in a consolidated action titled "O'Sullivan Industries Holdings, Inc. Securities Litigation", which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that O'Sullivan's initial public offering prospectus, certain press releases and other materials contained material misrepresentations and omissions. They have also named O'Sullivan, O'Sullivan's officers and directors, and the underwriters as defendants. Tandy believes that the lawsuit is totally without merit and is defending itself vigorously. It further believes that even though an adverse resolution of the litigation may have a negative impact on its results of operations in the year of resolution, resolution will not have a material adverse effect on its financial condition or liquidity.

       Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1994. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

    EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART
    III).
       The following is a list of Tandy Corporation's executive officers, their ages, positions and length of service with the Company as of March 30, 1995.

                           Position
                         (Date Elected                 Years with
    Name              to Current Position)      Age      Company
    ----              --------------------      ---    ----------
    John V. Roach     Chairman of the Board,     56        27
                      Chief Executive Officer
                      and President (July 1982)

    William C.
      Bousquette      Executive Vice President   58         4 (1)
                      (January 1994-January 22,
                      1995)

    Dwain H.
      Hughes          Senior Vice President and  47        15 (2)
                      Chief Financial Officer
                      (January 1995)

    Robert M.
      McClure         Senior Vice President -    59        22 (3)
                      Tandy Retail Services
                      (January 1994)

    Herschel C.
      Winn            Senior Vice President      63        26
                      and Secretary
                      (November 1979)

    Mark W.
      Barfield        Vice President - Tax       37         7 (4)
                      (May 1994)

    Lou Ann
      Blaylock        Vice President -           56        24 (5)
                      Corporate Relations
                      (January 1993)

    Frederick W.
      Padden          Vice President - Law       62         4 (6)
                      and Assistant Secretary
                      (January 1994)

    Ronald L.
      Parrish         Vice President -           52         8
                      Corporate Development
                      (April 1987)

    Richard L.
      Ramsey          Vice President and         49        28
                      Controller (January 1986)

    Leonard H.
      Roberts         President of Radio Shack   46         1 (7)
                      (July 1993)



       There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Messrs. Bousquette, Padden and Roberts.

    (1) Mr. Bousquette served as Executive Vice President and Chief Financial Officer of the Company from November 1990 to January 1993 and from January 1994 to December 1994. He served as Executive Vice President only from January 1, 1995 to January 22, 1995 when he resigned as an employee of the Company. He served as Chief Executive Officer of TE Electronics Inc. from January 1993 to January 22, 1995. Prior to joining Tandy, he served as Executive Vice President and Chief Financial Officer of Emerson Electric Company from March 1984 until November 1990.

    (2) Mr. Hughes was elected Senior Vice President and Chief Financial Officer of the Company effective January 1, 1995. Mr. Hughes served as Vice President and Treasurer of the Company from June 1991 until December 1994. From June 1989 until June 1991, Mr. Hughes was Assistant Treasurer of the Company.

    (3) Mr. McClure served as President of the Tandy Electronics Division from August 1987 until January 1993 when he was elected as Chief Operating Officer and President of TE Electronics Inc. On January 1, 1994, Mr. McClure was named Senior Vice President - Tandy Retail Services.

    (4)  Mr. Barfield served as Director of Federal and
         International Taxes from April 1991 through May 1994 when he was named Vice President - Tax. From January
         1988 through April 1991 he was the Federal Income Tax
         Manager for the Company.

    (5)  Mrs. Blaylock was Director of Corporate Relations from
         January 1986 until she was named Vice President -
         Corporate Relations in January 1993.

    (6) Mr. Padden has been the Vice President - Law of the Company since January 1994 and has been Vice President and Secretary of TE Electronics Inc. since January 1993. From January 1991 to January 1993 he was the Deputy General Counsel - Intellectual Property for Tandy Corporation. Prior to joining Tandy he was a General Attorney at AT&T-Bell Laboratories from 1984 to January 1991.

    (7) Mr. Roberts became President of the Radio Shack Division on July 7, 1993. Prior to joining Tandy he served as the Chairman and Chief Executive Officer of Shoney's,
         Inc. from 1990 to 1993.

                               PART II

    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.

    MARKET FOR COMMON STOCK
       The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low sale prices for the Company's common stock for each quarter of the two years ended December 31, 1994.

                                                      Dividends
    Quarter Ended:           High     Low    Close    Declared
                           -------  ------  -------   ---------
      December 31, 1994    $50 5/8  $41     $50 1/8     $.18
      September 30,1994     43 7/8   33 3/8  43          .15
      June 30, 1994         38 5/8   30 3/4  34 1/2      .15
      March 31, 1994        49 7/8   35 1/4  36 1/4      .15
      December 31, 1993     50 3/4   35 3/8  49 1/2      .15
      September 30,1993     37 3/8   28 1/8  36 7/8      .15
      June 30, 1993         32 3/8   28 3/8  30          .15
      March 31, 1993        32 1/8   24 5/8  29 5/8      .15

    HOLDERS OF RECORD
       At March 21, 1995 there were 33,672 holders of record of the Company's common stock.

    DIVIDENDS
       The Board of Directors periodically reviews the Company's dividend policy. On December 16, 1994, the Board of
    Directors approved a quarterly dividend of $0.18 per common share, which represents a 20% increase over the prior quarterly payment of $0.15 per share.

    ITEM 6.  SELECTED FINANCIAL DATA

    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
    TANDY CORPORATION AND SUBSIDIARIES

    <CAPTIONS>
    (Dollars and shares in              Year Ended              Six Months Ended(1)
    thousands, except per              December 31,                 December 31,                    Year Ended June 30,
                                 ----------------------       ----------------------       ------------------------------------
    share amounts)                  1994         1993            1992         1991            1992         1991         1990
    ---------------------------------------------------------------------------------------------------------------------------
    Operations
    Net sales and
      operating revenues         $4,943,679   $4,102,551      $2,161,149   $2,031,763      $3,649,284   $3,573,699   $3,648,946
                                 ==========   ==========      ==========   ==========      ==========   ==========   ==========
    Income before income
      taxes, discontinued
      operations and cumulative
      effect of change in
      accounting principle       $  359,540   $  311,155      $  102,917   $  201,856      $  330,498   $  343,277   $  445,048
    Provision for income taxes      135,205      115,523          35,236       73,153         119,785      123,342      167,926
                                 ----------   ----------      ----------   ----------      ----------   ----------   ----------
    Income from
      continuing operations         224,335      195,632          67,681      128,703         210,713      219,935      277,122
    Income (loss) from
      discontinued operations            --     (111,797)        (63,875)      (8,060)        (26,866)     (13,872)      13,225
                                 ----------   ----------      ----------   ----------      ----------   ----------   ----------

    Income before cumulative
      effect of change in
      accounting principle          224,335       83,835           3,806      120,643         183,847      206,063      290,347
    Cumulative effect on prior
      years of change in
      accounting principle(2)            --       13,014              --           --              --      (10,619)          --
                                 ----------   ----------      ----------   ----------      ----------   ----------   ----------

    Net income                   $  224,335   $   96,849      $    3,806   $  120,643      $  183,847   $  195,444   $  290,347
                                 ==========   ==========      ==========   ==========      ==========   ==========   ==========

    Net income available per
      average common and
      common equivalent share:
    Income from
      continuing operations      $     2.91   $     2.50      $     0.87   $     1.61      $     2.61   $     2.75   $     3.38
    Income (loss) from
      discontinued operations            --        (1.48)          (0.85)       (0.10)          (0.34)       (0.17)        0.16
                                 ----------   ----------      ----------   ----------      ----------   ----------   ----------
    Income before cumulative
      effect of change in
      accounting principle             2.91         1.02            0.02         1.51            2.27         2.58         3.54
    Cumulative effect on prior
      years of change in
      accounting principle               --         0.17              --           --              --        (0.14)          --
                                 ----------   ----------      ----------   ----------      ----------   ----------   ----------
    Net income available per
      average common and
      common equivalent share(3) $     2.91   $     1.19      $     0.02   $     1.51      $     2.27   $     2.44   $     3.54
                                 ==========   ==========      ==========   ==========      ==========   ==========   ==========

    Average common and
      common equivalent
      shares outstanding (3)         74,874       75,543          74,918       78,149          78,788       78,258       81,943
    Dividends declared per
      common share               $     0.63   $     0.60      $     0.30   $     0.30      $     0.60   $     0.60   $     0.60
    Ratio of earnings to fixed
       charges (4)                     4.56         3.89            2.83          N/A            3.95         3.55         4.77

    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
    TANDY CORPORATION AND SUBSIDIARIES

    <CAPTIONS>
    (Dollars and shares in              Year Ended         Six Months Ended(1)
    thousands, except per              December 31,           December 31,                           Year Ended June 30,
                                 ----------------------       ------------                 ------------------------------------
    share amounts)                  1994         1993             1992                         1992         1991         1990
    ---------------------------------------------------------------------------------------------------------------------------
    Year-End Financial Position
    Inventories                  $1,504,324   $1,276,302      $1,472,365                   $1,391,295   $1,301,854   $1,452,065
    Total assets (5)             $3,243,774   $3,219,099      $3,381,428                   $3,165,164   $3,078,145   $3,239,980
    Working capital              $1,350,110   $1,128,343      $1,478,041                   $1,556,435   $1,550,848   $1,312,517
    Current ratio                 2.12 to 1    2.09 to 1       2.39 to 1                    2.99 to 1    3.18 to 1    2.12 to 1
    Capital structure:
    Current debt                 $  229,135   $  387,953      $  385,706                   $  231,097   $  179,818   $  695,871
    Long-term debt               $  153,318   $  186,638      $  322,778                   $  357,525   $  427,867   $  252,540
    Total debt                   $  382,453   $  574,591      $  708,484                   $  588,622   $  607,685   $  948,411
    Total debt, net of cash
      and short-term
      investments                $  176,820   $  361,356      $  595,858                   $  482,168   $  421,392   $  813,214
    Stockholders' equity (5)     $1,850,211   $1,950,750      $1,888,351                   $1,930,740   $1,846,762   $1,723,496
    Total capitalization (5)     $2,232,664   $2,525,341      $2,596,835                   $2,519,362   $2,454,447   $2,671,907
    Long-term debt as a % of
      total capitalization             6.9%         7.4%           12.4%                        14.2%        17.4%         9.5%
    Total debt as a % of total
      capitalization                  17.1%        22.8%           27.3%                        23.4%        24.8%        35.5%
    Stockholders' equity per
      common share (6)           $    26.02   $    25.46      $    24.95                   $    25.57   $    23.48   $    21.78

    Financial Ratios
    Return on average
      stockholders' equity (4)        11.8%        10.2%            3.5%                        11.2%        12.3%        15.8%
    Percent of sales:
    Income before income taxes,
      discontinued operations and
      cumulative effect of change
      in accounting principle          7.3%         7.6%            4.8%                         9.0%         9.6%        12.2%
    Income from continuing
      operations                       4.6%         4.8%            3.2%                         5.7%         6.2%         7.6%

    (1) The Company changed its fiscal year-end from June 30 to December 31 effective with the six-month transition period ended
        December 31, 1992.
    (2) See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the 1993 change in accounting principle.
        The change in fiscal 1991 reflected the Company's change in accounting for extended service contracts to comply with FASB
        Technical Bulletin 90-1.
    (3) Per share amounts and the weighted average number of shares outstanding for the year ended December 31, 1993, the six-month period ended December 31, 1992 and for the fiscal year ended June 30, 1992, have been retroactively restated to reflect the PERCS conversion into approximately 11,816,000 common shares in lieu of the prior year assumption of
        12,457,000 shares which was based on the December 31, 1993 common stock price.
    (4) Computed using income from continuing operations.
    (5) Includes investment in discontinued operations.
    (6) At December 31, 1994, December 31, 1993, December 31, 1992 and June 30, 1992, computed giving effect to the pending Series
        C PERCS conversion into approximately 11,816,000 shares of common stock.


    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION.

       Tandy Corporation ("Tandy" or the "Company") changed its fiscal year end from June 30 to December 31 effective
    December 31, 1992.

       The following Management's Discussion and Analysis of Results of Operations and Financial Condition compares the year ended December 31, 1994 with the years ended December 31, 1993 and June 30, 1992. Although the years ended December 31, 1993 and June 30, 1992 end at different times of the year, management believes that the seasonality of the retail business relating to Christmas is so significant that it would distort trends and related percentage comparisons to sales for the readers if a full year's results were compared to the six-month transition period ended December 31, 1992. Information for the six months ended December 31, 1992 is included in the tables herein for informational purposes only. Significant events occurring during such period are described in the respective sections below.

    NET SALES AND OPERATING REVENUES
    <CAPTIONS>
                                                Year Ended             Six Months Ended    Year Ended
                                               December 31,              December 31,       June 30,
                                        ---------------------------     --------------     ----------
    (In thousands)                         1994             1993             1992             1992
    -------------------------------------------------------------------------------------------------
    Radio Shack                         $2,853,985       $2,712,973       $1,475,968       $2,761,050
    Tandy Name Brand                       440,365          486,258          349,133          586,436
    Incredible Universe                    381,682          136,119           34,249               --
    Computer City                        1,184,152          626,222          187,745           94,231
                                        ----------       ----------       ----------       ----------
                                         4,860,184        3,961,572        2,047,095        3,441,717
    Import/Export and Other Sales           83,495          140,979          114,054          207,567
                                        ----------       ----------       ----------       ----------
                                        $4,943,679       $4,102,551       $2,161,149       $3,649,284
                                        ==========       ==========       ==========       ==========

       For the year ended December 31, 1994, Tandy's sales increased 21% to $4,943,679,000 from $4,102,551,000 for the year ended December 31, 1993. The increase in sales was primarily attributable to the addition of six Incredible Universe(R) and 29 Computer City(R) stores during 1994. A net increase of 45 company-owned Radio Shack(R) stores also contributed to the sales increase. Partially offsetting these upward trends in sales was an overall decline in sales for Tandy Name Brand. This decline can be partially attributed to the fact that 110 McDuff(R) and VideoConcepts(R) stores were closed during February 1993. See "Provision for Business Restructuring" below for further discussion of Tandy Name Brand.

       Tandy posted a 5% same store sales increase with all divisions showing same store increases during the year.
    Radio Shack and Computer City achieved same store sales increases of 5% while the Tandy Name Brand group was only up slightly. Radio Shack same store sales increases continue to be attributable to its focus on its core business (i.e. consumer electronics, cellular telephones, parts and accessories) which have higher margins versus personal computers which have smaller margins. Incredible Universe, with three old stores, experienced a 20% comparable stores sales gain during calendar 1994. Same store sales increases reflect growing demand for consumer electronics amid a strong economy.

       During 1994, Tandy and InterTAN Inc. ("InterTAN") entered into a new import/export agreement under which Tandy's A&A operations would act as InterTAN's agent in importing consumer electronics from the Far East. Commencing in March 1994, only the purchasing agent commission and sales made by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement; however, commission income is reported as operating revenue. Accordingly, reported sales by Tandy to InterTAN in 1994, reflected in Import/Export and Other Sales, were considerably lower than in 1993, however, the earned income relating thereto was not materially different. See the discussion in the "InterTAN Update" found below.

       For the year ended December 31, 1993, overall sales grew 12% to $4,102,551,000 as compared to $3,649,284,000 for the fiscal year ended June 30, 1992. This increase was primarily due to the opening of three Incredible Universe stores and the expansion of the Computer City store chain. Computer City sales increases were the result of 25 additional stores since June 30, 1992 and comparable store sales gains at old stores in excess of 30% for the year ended December 31, 1993. Tandy Name Brand experienced a sales decrease in calendar 1993 as compared to the June 1992 fiscal year. This decrease was primarily a result of the closing of 110 McDuff and VideoConcepts stores in February 1993. This decline was offset by the addition of three Incredible Universe stores. The first two Incredible Universe stores were opened in the fall of 1992, and the third was added in the fall of 1993. Shipments to InterTAN decreased for calendar year 1993 as compared to the fiscal year ended June 30, 1992. On a comparable store basis, Radio Shack's sales increased slightly during the year ended December 31, 1993, as compared to the fiscal year ended June 30, 1992. A moderate increase in sales of Radio Shack's core business was offset by a decline in sales of personal computers through the Radio Shack division.

       The decrease in Radio Shack's computer business reflects the impact of sharply lower pricing in response to competitive pressures in the marketplace. The changing dynamics of the personal computer business had a significant impact on Radio Shack's performance during 1993 and fiscal 1992, and to a lesser extent in 1994. A combination of shifts in competitive retail distribution to superstores and telemarketing combined with rapidly declining prices has taken the computer category from approximately 17.0% of Radio Shack's sales with a gross profit of approximately 29.0% in the year ended June 30, 1992, to approximately 12.0% of sales and a gross profit of approximately 13.7% for the year ended December 31, 1994. Radio Shack's extensive assortment of electronic parts, accessories and specialty items differentiates it from other consumer electronics retailers in the marketplace. The table below shows the breakdown by major category of Radio Shack sales.

    RADIO SHACK SALES TO CUSTOMERS
    <CAPTIONS>
                                                          Percent of Total Sales
                                        -------------------------------------------------------------
                                                Year Ended             Six Months Ended    Year Ended
                                               December 31,              December 31,       June 30,
                                        ---------------------------     --------------     ----------
    Class of Products                      1994             1993             1992             1992
    -------------------------------------------------------------------------------------------------
    Consumer electronics                   45.4%            44.6%            46.1%            43.9%
    Electronic parts, accessories
      and specialty equipment              36.0             36.1             35.4             34.4
    Personal computers, peripherals,
      software and accessories             12.0             14.2             14.3             17.0
    Other                                   6.6              5.1              4.2              4.7
                                          ------           ------           ------           ------
                                          100.0%           100.0%           100.0%           100.0%
                                          ======           ======           ======           ======

    RETAIL OUTLETS
    <CAPTIONS>
                                              Average
                                               Store
                                                Size        Dec.31,     Dec.31,     Dec.31,    June 30,
                                              (Sq. Ft.)      1994        1993        1992        1992
    ---------------------------------------------------------------------------------------------------
    Radio Shack
      Company-owned                            2,350        4,598       4,553       4,558       4,553
      Dealer/Franchise                          N.A.        2,005       2,002       2,122       2,203
                                                            -----       -----       -----       -----
                                                            6,603       6,555       6,680       6,756
                                                            -----       -----       -----       -----
    Tandy Name Brand
      McDuff Supercenters(1)                  12,300           71          75         150         151
      McDuff/VideoConcepts Mall Stores(1)      3,100          219         231         266         266
      The Edge in Electronics                  1,100           16          16          16          16

    Computer City                             22,800           69          40          20          15
    Incredible Universe                      184,000            9           3           2          --
                                                            -----       -----       -----       -----
                                                              384         365         454         448
                                                            -----       -----       -----       -----
       Total Stores                                         6,987       6,920       7,134       7,204
                                                            =====       =====       =====       =====

    (1) In the first quarter of 1995, 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters will be closed.
        In addition, 33 other mall stores or Supercenters will be converted into Radio Shack or Computer City Express(SM) stores.
        See "Provision for Business Restructuring".


    GROSS PROFIT
       Gross profit as a percent of sales declined in 1994 to 39.0% from the 1993 level of 41.9%. This decrease reflects the continued expansion of Tandy's lower gross margin retail formats. During calendar year 1994, Computer City and Incredible Universe represented 31.7% of total sales and operating revenues compared to 18.6% of the 1993 total. Offsetting the mix of business shift within Tandy are the increasing gross margins in Radio Shack in calendar 1994, which continue to benefit from a lower percentage of sales related to low margin computer equipment and a higher percentage associated with the sale of higher gross margin categories including parts, accessories and consumer electronics. Management anticipates that Tandy's consolidated gross profit percentage will continue to decline as the effects of the Computer City and Incredible Universe expansions are increasingly reflected in the gross profit mix.

       Gross profit as a percent of sales and operating revenues for the year ended December 31, 1993 was 41.9% as compared to 43.5% for the six months ended December 31, 1992, and 47.2% for the fiscal year ended June 30, 1992. The decline, in part, reflects the faster growth of new high-volume formats such as Computer City and Incredible Universe which have inherently lower gross margins than Radio Shack stores. Combined Computer City and Incredible Universe sales contributed 18.6%, 8.9% and 2.6% to consolidated sales in the year ended December 31, 1993, the six months ended December 31, 1992 and the year ended June 30, 1992, respectively. Competitive pressures in name brand electronics retailing decreased Tandy Name Brand's gross margins in each of the periods ended December 31, 1993 and 1992 and June 30, 1992. Additionally, gross margins were impacted in the Tandy Name Brand units by the increasing percentage of sales related to the lower margin computer category.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
       Selling, general and administrative expenses ("SG&A") as a percent of sales and operating revenues for the year ended December 31, 1994 declined from the year ended December 31, 1993, as well as from the year ended June 30, 1992 and from the six months ended December 31, 1992. The accompanying table summarizes the breakdown of various components of SG&A and their related percentage of sales and operating revenues. The lower SG&A percentage reflects the lower costs, relative to net sales and operating revenues, of the Company's newer retail formats, as well as the operating costs achieved through cost reduction programs.

       Specific items impacting year-to-year comparisons are: (1) for the year ended December 31, 1993, foreign currency transactions include a $1,796,000 realized loss on the sale of the cellular joint ventures; (2) other expenses in calendar 1993 are net of a gain of $6,047,000 on the sale of the cellular joint ventures, and (3) in fiscal year 1992, the sale of a Japanese subsidiary, the assets of which were primarily real estate, resulted in the recording of a gain of $12,093,000 in other SG&A and a foreign currency gain of $6,894,000. The Company's exposure to foreign currency fluctuations has decreased significantly with the divestiture of the European marketing operations.

       Although payroll and commissions expense has increased in dollars, this cost has decreased as a percent of sales and operating revenues in the year ended December 31, 1994 as compared to the year ended December 31, 1993 and the fiscal year ended June 30, 1992. This is due to the increase in Computer City and Incredible Universe sales as a percentage of total sales and operating revenues from 2.6% in fiscal 1992 to 31.7% in 1994; these divisions have an inherently lower salary structure when compared to Radio Shack. In addition, Computer City payroll expense as a percent of Computer City sales has decreased from 1993 to 1994, while that of the other retail divisions has remained approximately the same from year to year.

       Advertising costs have decreased as a percent of sales and operating revenues in the year ended December 31, 1994 as compared to the year ended December 31, 1993 and the fiscal year ended June 30, 1992. Management has focused its efforts on more efficient advertising methods for Radio Shack utilizing the Company's database of customer activity to reduce costs while maintaining market awareness. Advertising costs increased in dollars compared to the prior year as new Computer City and Incredible Universe stores opened and Radio Shack shifted its marketing program to electronic media. The Company currently spends approximately 30% of its advertising funds for television and radio commercials, compared to 20% in previous years. Radio Shack's advertising spots have been shifted from sports-related events to prime-time shows in order to reach a broader audience.

       Rent expense has increased slightly in dollars but decreased as a percent of sales during the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in rent expense is due a net increase of 45 Radio Shack stores and the addition of 29 Computer City stores and six Incredible Universe stores. Incredible Universe and Computer City formats typically have lower rent, as a percent of sales, than Tandy overall. As a percent of sales, rent decreased from fiscal 1992 in comparison with that for the year ended December 31, 1993 resulting in part from Computer City's lower rent to sales ratio.

       Other SG&A costs have increased over that of the prior year due to several factors, including an increase in discount fees paid to third party bank cards because of both increased sales in the Computer City and Incredible Universe formats and an increase in credit card sales as a percent of sales. Further, Radio Shack merchandise repair expenses increases of $8,261,000 primarily reflected an increase in extended service plan sales. The change in other SG&A also reflects the $6,047,000 gain noted above on the 1993 sale of the Company's interests in two cellular telephone manufacturing joint ventures and an increase in legal and attorney fees of $4,671,000 in 1994.

       The Company's credit operations have been successful in supporting sales of the retail operations. Private label credit cards represented 35% of credit sales for the year ended December 31, 1994, 34% for the year ended December 31, 1993, 36% for the six months ended December 31, 1992 and 43% in fiscal 1992. This decline in the percentage from 1992 results from increased sales through the Computer City and Incredible Universe stores which have a lower percentage of private label credit card usage. Expenses associated with the credit card operations, which are included in SG&A expense, have decreased as a percent of sales due to a decrease in credit losses reflecting a stronger economy. As discussed more fully in Note 3 of the Notes to Consolidated Financial Statements, the Company has sold its Computer City and Incredible Universe private label credit card portfolios and expects in the first half of 1995 to sell its Radio Shack and McDuff private label credit card portfolios. Once completed, the Company will no longer incur bad debt expense or servicing costs associated with its private label credit cards. In 1995, the Company will begin to receive a fee from the unrelated third party financer of its private label credit card portfolio balance for the generation of normal interest bearing accounts, and will pay a fee for the generation of special purpose promotional accounts, such as "zero percent interest for twelve months" programs. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the Company's pending disposition of its credit operations.

    SUMMARY OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    <CAPTIONS>
                                              Year Ended                   Six Months Ended        Year Ended
                                             December 31,                     December 31,          June 30,
                               ----------------------------------------------------------------------------------
                                       1994                 1993                 1992                 1992

                                           % of                 % of                 % of                 % of
                                          Sales &              Sales &              Sales &              Sales &
    (In thousands)               Dollars  Revenues    Dollars  Revenues    Dollars  Revenues    Dollars  Revenues
    -------------------------------------------------------------------------------------------------------------
    Payroll and commissions    $  627,307   12.7%   $  554,728   13.5%   $  288,057   13.3%   $  534,779   14.7%
    Advertising                   224,212    4.5%      205,831    5.0%      150,374    7.0%      239,352    6.6%
    Rent                          212,422    4.3%      202,401    4.9%      105,328    4.9%      204,673    5.6%
    Other taxes                    89,488    1.8%       79,508    1.9%       38,198    1.8%       73,701    2.0%
    Utilities and telephone        67,398    1.4%       62,437    1.5%       31,197    1.4%       61,468    1.7%
    Insurance                      51,090    1.0%       45,373    1.1%       26,301    1.2%       44,427    1.2%
    Stock purchase
      and savings plans            21,031    0.4%       17,562    0.4%        7,749    0.3%       15,396    0.4%
    Foreign currency
      transactions gains           (1,495)    --          (762)    --        (3,065)  -0.1%      (10,642)  -0.3%
    Other                         184,392    3.8%      131,684    3.3%       78,845    3.6%      119,893    3.3%
                               ----------   -----   ----------   -----   ----------   -----   ----------   -----
      Subtotal                  1,475,845   29.9%    1,298,762   31.6%      722,984   33.4%    1,283,047   35.2%
    Credit operations              56,828    1.1%       55,914    1.4%       38,815    1.8%       59,073    1.6%
                               ----------   -----   ----------   -----   ----------   -----   ----------   -----
                               $1,532,673   31.0%   $1,354,676   33.0%   $  761,799   35.2%   $1,342,120   36.8%
                               ==========   =====   ==========   =====   ==========   =====   ==========   =====


    DEPRECIATION AND AMORTIZATION
       Depreciation and amortization expense as a percent of sales and operating revenues decreased slightly in the year ended December 31, 1994 as compared with the year ended December 31, 1993 and the fiscal year ended June 30, 1992. The dollar amount of depreciation and amortization expense for the year ended December 31, 1994 increased 6% over the dollar amount for the year ended December 31, 1993 and 14% over that for the year ended June 30, 1992. The increase is due to additional capital expenditures related to the six Incredible Universe stores added in 1994, and the addition of 29 Computer City stores this year. Three Incredible Universe stores and 25 Computer City stores were added from June 30, 1992 to December 31, 1993, thereby increasing depreciation and amortization from fiscal 1992 to calendar 1993.

    NET INTEREST (INCOME)/EXPENSE
       Net interest income was $48,565,000 for the year ended December 31, 1994, $25,831,000 for the year ended December 31, 1993 and $24,245,000 for the fiscal year ended June 30, 1992. Interest income in all three years is primarily attributable to the Company's credit card operations; however, in fiscal 1994 the Company also received interest income from the IRS reflecting the settlement of outstanding tax issues of approximately $9,582,000, and interest income earned on notes receivable from AST Research Inc. and InterTAN which approximated $5,724,000 and $8,280,000, respectively. Increased short-term investments resulted from proceeds received from the divestiture of discontinued manufacturing and marketing operations, as well as from cash provided by operating activities. Interest income as it relates to the AST Research Inc. and InterTAN notes receivable is expected to continue in fiscal 1995. See further discussion on notes receivable in the "InterTAN Update" and "Discontinued Operations" sections of Management's Discussion and Analysis below.

       Interest income from credit operations was $46,868,000 for the year ended December 31, 1994, $57,401,000 for the year ended December 31, 1993 and $62,307,000 for the fiscal year ended June 30, 1992. Interest income from the credit card company has decreased in the last three years as a result of increased use of certain special sales promotions and marketing initiatives, some of which provide for no interest charges for specified initial periods. The decline in average credit card receivables results from increased payments from credit customers reflecting the overall improvement in the economy and a desire by consumers to shift debt to lower interest rate instruments. Due to the December 1994 sale of the Computer City and Incredible Universe credit card portfolios, the Company will no longer include any interest income from these portfolios. Since the sale, at net book value, of the Radio Shack and McDuff portfolios is contingent upon and subject to regulatory and rating agency approvals, the Company will continue to include interest income from these portfolios until final approval is received and the sale is completed. This sale is expected to close in the first half of 1995.

       The decrease in interest expense for the year ended December 31, 1994 as compared to the years ended December 31, 1993 and June 30, 1992 is due to the decrease of total debt and lower U.S. interest rates. Short-term debt has decreased 41% and long-term debt has decreased 18% from December 31, 1993 due to the repayment of debt such as subordinated debentures, medium-term notes and commercial paper. The Company expects overall interest expense to increase in 1995 as compared to interest expense in 1994. As the Company receives cash proceeds from the sale of its credit operations, it will apply a significant portion of such proceeds to the repayment of short-term debt, for store expansion and to fund its 12,500,000 share repurchase program, of which approximately 5,000,000 shares had been repurchased as of December 31, 1994.

    PROVISION FOR BUSINESS RESTRUCTURING
       In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. Closed stores will include 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters. Thirty-three other mall stores or McDuff Supercenters will be converted to Radio Shack or Computer City Express stores. It is anticipated that a majority of these planned closures will be completed by the end of the first quarter of 1995. Approximately 57 McDuff Supercenters and 16 The Edge in Electronics stores will remain open and will become part of the Specialty Retail Group of Radio Shack. A pre-tax charge of $89,071,000 was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in a table in Note 4 of the Notes to Consolidated Financial Statements.

       The lease obligations, termination benefits and conversion of 33 stores will require cash outlays, most of which are expected to be made during 1995. The cash outlays will be financed by operating cash flows. Management anticipates that pre-tax operating losses during the period of store closures will approximate $6,000,000 to $8,000,000 (unaudited).

       Sales and operating revenues associated with the closing of Tandy Name Brand stores were approximately $261,990,000 (unaudited) and $271,914,000 (unaudited) for calendar years 1994 and 1993, respectively, and operating losses approximated $18,125,000 (unaudited) and $15,342,000 (unaudited) for calendar 1994 and 1993, respectively. During the fiscal year ended June 30, 1992, sales and operating revenues and operating losses from the closing stores were approximately $254,531,000 (unaudited) and $10,169,000 (unaudited), respectively. The results of the closing stores for the six months ended December 31, 1992 are not presented because, due to the seasonal nature of the stores' operations, such results would not be comparable to any of the twelve-month results for the other periods presented. In conjunction with this restructuring, 1,425 (unaudited) employees will be terminated, most of which are store employees and managers. As of December 31, 1994, no employees had been terminated and, accordingly, no termination benefits had been paid.

       The Company adopted a plan resulting in business restructuring charges during the six months ended December 31, 1992 designed to improve the Company's competitiveness and future profitability. The pre-tax charge of $48,000,000 related primarily to the closing of 110 of the then 432 Tandy Name Brand stores, mainly McDuff Supercenters in major market areas and, to a lesser extent, the elimination of certain product lines. Some product lines were reduced or eliminated after consideration of competitive factors and market trends. These stores were closed in the first quarter of 1993.

    GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE
      CONTRACTS
       In December 1994 the Company entered into an agreement with SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, in which Tandy received cash of $85,764,000 and will receive a deferred payment of $179,777,000, the Company recognized a gain of $35,708,000 in the accompanying Consolidated Statements of Income. The deferred payment amount does not bear interest. Principal will be paid monthly with the total principal amount of $179,777,000 due over a twelve month period. The Company has discounted the deferred payment by $3,477,000 to yield approximately 5% over the twelve month payout period. As a result, the discounted deferred payment amount of $176,300,000 is classified as current in the accompanying Consolidated Balance Sheet at December 31, 1994. The Company also signed a letter of intent to sell its Radio Shack and McDuff private label credit card portfolios at net book value and without recourse to SPS in 1995, including the rights to the securitized accounts (see Note 6 of the Notes to Consolidated Financial Statements). The agreement for the sale of McDuff and Radio Shack portfolios was completed in January 1995, subject only to regulatory and rating agency approval which should be forthcoming in the first half of 1995. Tandy anticipates receiving approximately $290,000,000 (unaudited) cash and a deferred payment approximating $80,000,000 (unaudited), on terms similar to the deferred payment arrangement mentioned above.

       Tandy National Bank (the "Bank"), a limited purpose nationally chartered credit card bank, was established on May 11, 1994. The Bank, a wholly-owned subsidiary of Tandy, was created to operate the consumer credit card programs for Tandy. All new accounts approved after May 12, 1994 were originated and owned by the Bank. After the Company's sale of the private label credit card portfolios, the Bank will cease operations.

       Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7,734,000, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75,059,000, of which $70,702,000 was paid in December 1994 and $4,357,000 was paid in February 1995. As a result, the Company has recognized a gain of $55,729,000 associated with this transaction in its accompanying Consolidated Statements of Income. The Company will continue to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party will pay the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

       The Company will continue to sell extended service contracts on behalf of the unrelated third party and will receive a commission upon the sale. The commission will be recognized as commission income at the time of sale.

    PROVISION FOR INCOME TAXES
       The effective tax rate for the year ended December 31, 1994 was 37.6% and was 37.1% for the year ended December 31, 1993. The higher effective tax rates for these two years as compared to 36.2% for the year ended June 30, 1992 reflects the impact of the increase of the federal tax rate to 35% from 34% which was effective January 1, 1993. The effective tax rate for the six-month period ended December 31, 1992 was 34.2%. This lower effective rate reflects the successful resolution of certain IRS examinations during the period.

       The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns. The review in Dallas could lead to referral to the IRS National office. The resolution of this matter could result in additional taxes and interest to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $46 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also include interest. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

       Financial Accounting Standard No. 109, "Accounting for
    Income Taxes", which the Company adopted January 1, 1993, is discussed in Note 12 of the Notes to Consolidated Financial
    Statements.

    DISCONTINUED OPERATIONS
       On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which the Company would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business.

         Computer Manufacturing. The Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $90,000,000 is payable by a promissory note. The principal amount of this promissory note is payable by July 12, 1996; interest is accrued and paid annually. The interest rate on the promissory note is currently 4.94% per annum and is adjusted annually, not to exceed 5% per annum. The terms of the promissory note stipulate that the outstanding principal balance may be paid at maturity at AST's option in cash or the common stock of AST. However, at Tandy's option not more than 50% of the initial principal balance may be paid in common stock of AST. The promissory note is supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. At December 31, 1994, the standby letter of credit approximated $67,704,000.

          In October 1993, the Company sold its computer marketing operations in France to AST, together with certain other multimedia assets and additional Swedish inventory, in return for an increase in the principal amount of the promissory note described above to $96,700,000. The Company has discounted this note by $2,000,000 and the discount will be recognized as interest using the effective interest rate method over the life of the note.

          Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny"), to purchase certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. Hanny is a subsidiary of Hanny Magnetics (Holdings) Limited, a Bermuda corporation, listed on the Hong Kong Stock Exchange. Proceeds from this sale aggregated $69,602,000. The $7,102,000 receivable which remained at December 31, 1993 was paid in 1994.

          O'Sullivan Industries. On January 27, 1994 the Company announced that it had reached an agreement with the underwriters to sell all the common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan, approximated $350,000,000. The initial public offering closed on February 2, 1994.

          Tandy has recognized income of approximately
       $4,399,000, net of tax, during the year ended December 31, 1994, pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan under which Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year time period and are contingent upon O'Sullivan's taxable income each year. The Company is recognizing these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement. The additional gain is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

          Lika. On October 11, 1994, Tandy sold the assets used in its Lika(R) printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale and liquidation of assets approximated $16,380,000 which included $7,754,000 in cash, proceeds from liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000.

       In connection with the computer manufacturing sale, the Memtek Products sale and the Lika sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1994 balance sheet, are adequate to cover estimated future warranty obligations for the products.

    CASH FLOW AND LIQUIDITY
    <CAPTIONS>
                                                Year Ended             Six Months Ended    Year Ended
                                               December 31,              December 31,       June 30,
                                        ---------------------------     --------------     ----------
    (In thousands)                         1994             1993             1992             1992
    -------------------------------------------------------------------------------------------------
    Operating activities                $  268,938       $  322,294       $   13,680       $  146,782
    Investing activities                   239,085          (52,149)         (90,171)        (102,190)
    Financing activities                  (515,625)        (169,536)          82,663         (124,431)


       Tandy's cash flow and liquidity, in management's opinion, remains strong. During the year ended December 31, 1994, cash provided by operations was $268,938,000 as compared to $322,294,000 for the year ended December 31, 1993. The decreased cash flow from operations was due partially to the financing of receivables and inventories related to the expansion of Computer City and Incredible Universe store chains. The increase of $261,071,000 in cash used to fund accounts receivable was due primarily to the increase in Tandy Credit receivables related to increased retail sales by Computer City and Incredible Universe and the use of certain special sales promotions and marketing initiatives, some of which provide for no interest charges for specified initial periods. Inventory required $156,129,000 more cash in 1994 than in 1993. The increase in inventory during 1994 related to new store openings and increases in average inventory to ensure in-stock positions throughout the Christmas selling season. Partially offsetting the cash used to finance receivables and inventory were the sale of the Computer City and Incredible Universe private label credit card portfolios which provided cash of $85,764,000 as well as increases in accounts payable, accrued expenses and income taxes which provided $184,017,000 more cash in 1994 than in 1993. The 1994 increase in accounts payable, accrued expenses and income taxes is net of the cash expended, approximating $70,702,000, associated with the transfer of the legal obligation and risk of loss for existing extended service contracts to an unrelated third party.

       During the year ended December 31, 1993, cash provided by operations was $322,294,000 as compared to $146,782,000 for the fiscal year ended June 30, 1992. The increased cash flow from operations in calendar 1993 compared to fiscal year ended June 30, 1992 was due partially to receivables which provided $30,133,000 in cash in 1993 but used $121,719,000 in
    1992. The decline in accounts receivable in 1993 versus 1992 was due to the liquidation of receivables related to the divested operations and lower consumer receivables related to the Company's private label credit card portfolio. The latter reason reflects consumers' desires to liquidate debt with higher interest rates and the overall improved economy. Inventory required less cash in calendar 1993 than in fiscal 1992.

       Investing activities involved capital expenditures primarily for retail expansion totaling $180,559,000 for the year ended December 31, 1994, $129,287,000 for the year ended December 31, 1993, and $127,495,000 for the year ended June 30, 1992. Proceeds from the sale of property, plant and equipment in 1994 resulted primarily from a sale-leaseback transaction involving certain Incredible Universe stores which netted the Company $52,719,000 in cash. Proceeds received from the sale of divested operations totaled $359,004,000 and $111,988,000 during the years ended December 31, 1994 and 1993, respectively. See "Discontinued Operations". Investing activities in 1993 also included $31,663,000 for the purchase of InterTAN's bank debt and the extension and funding of a working capital line of credit. See "InterTAN Update" for further information. Future store expansions and refurbishments and other capital expenditures are expected to approximate $180,000,000 to $200,000,000 per year over the next two years and will be funded primarily from available cash, cash flow from operations and proceeds from the sale of the private label credit card portfolios.

       Purchases of treasury stock used cash of $275,415,000, $27,650,000 and $527,773,000 in 1994, 1993 and fiscal 1992, respectively. Increases in treasury stock purchases in 1994 related primarily to the share repurchase program. See "Capital Structure and Financial Condition" for further discussion. Financing activities in fiscal 1992 included the February 1992 sale of $2.14 Depositary Shares of the Company's Series C Preferred Equity Redemption Convertible Stock ("PERCS") for $429,982,000 and the subsequent purchase of common stock with such proceeds. Sales of treasury stock to the Company's Stock Purchase Program generated cash of $41,579,000, $42,067,000 and $49,590,000 in 1994, 1993, and
    fiscal 1992, respectively. Dividends paid, net of tax, in 1994, 1993 and fiscal 1992 amounted to $74,512,000,
    $74,873,000 and $56,132,000, respectively. The increase in dividends since fiscal 1992 is mainly the result of dividends paid on the PERCS which were issued in fiscal 1992. As a result of the Company calling its PERCS in March 1995, the Company will eliminate its dividend payment to the PERCS of approximately $32,000,000. However, it will pay upon conversion a dividend to the PERCS shareholders of approximately $4,815,000. Preferred stock dividends are expected to exceed $11,000,000 in 1995. The Company plans to fund the preferred stock and common stock dividends with available cash and cash flow from operations, as well as from the proceeds from the sale of its credit card portfolios.

       In 1994 and 1993, the Company decreased short-term borrowings by $110,393,000 and $46,885,000, respectively, and increased short-term borrowings by $57,533,000 in fiscal 1992. The consistent reduction in short-term borrowings has been funded primarily by proceeds from the sale of divested operations and cash provided by operations. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper matures within ninety days as does the short-term seasonal bank debt.

         Following are the current credit ratings for Tandy
    Corporation, which are investment grade:

                                            Standard
         Category              Moody's     and Poor's
         --------              -------     ----------
         Medium Term Notes      Baa2           A-
         ESOP Senior Notes      Baa2           A-
         Commercial Paper       P-2            A-2

    CAPITAL STRUCTURE AND FINANCIAL CONDITION
       The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1994 are detailed in Note 9 of the Notes to Consolidated Financial Statements.

       In the fiscal year ended June 30, 1992, the Company issued 150,000 PERCS shares and used the proceeds of this offering to purchase $430,000,000 of the Company's common stock for treasury. The PERCS are discussed further in Note 18 of the Notes to Consolidated Financial Statements. On January 23, 1995, Tandy announced that it had exercised its right to call the issued and outstanding PERCS for conversion on March 10, 1995 prior to the mandatory conversion date of April 15, 1995. To complete the redemption, the Company will issue from treasury stock approximately 11,816,000 shares of Tandy Corporation common stock.

       On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash, short-term debt and proceeds from the sale of the credit card portfolios. At December 31, 1994, approximately 5,000,000 shares had been repurchased under this program.

       The Company's issue of 10% subordinated debentures due
    June 30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at 100% of face value or $32,431,000.

       The revolving credit backup facilities to Tandy's commercial paper program were renewed in May 1994. These facilities are to be used only if maturing commercial paper cannot be repaid due to an inability to sell new commercial paper. This agreement is composed of two facilities--one for $200,000,000 expiring May 1995 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused.

       In fiscal 1991, the Company filed a shelf registration for $500,000,000, of which $400,000,000 was designated for medium-term notes, and Tandy Credit Corporation increased its medium-term note program by $200,000,000. During fiscal 1991, short-term debt was refinanced by the issuance of $155,500,000 in medium-term notes. Tandy's medium-term notes outstanding at December 31, 1994 totaled $73,044,000 compared to $125,479,000 at December 31, 1993.

       The total debt-to-capitalization ratio was 17.1%, 22.8%, 27.3% and 23.4% at December 31, 1994, December 31, 1993,
    December 31, 1992 and June 30, 1992, respectively. This debt-to-capitalization ratio should improve further in fiscal 1995 due to the cash proceeds from the sales of the credit operations being used to retire debt, fund the repurchase of outstanding common shares into treasury shares and for other purposes.

       Management believes that the Company's present borrowing capacity is greater than the established credit lines and long-term debt in place. Management also believes that the Company's cash flow from operations, cash and short-term investments and its available borrowing facilities are more than adequate to fund planned store expansion and to meet debt service and dividend requirements and to fund its share repurchase program.

    INFLATION
       Inflation has not significantly impacted the Company over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future unless global situations substantially affect the world economy.

    NEW ACCOUNTING STANDARDS
       The American Institute of Certified Public Accountants issued Statement of Position 93-7, "Reporting on Advertising Costs," in December 1993. The statement generally requires all advertising costs to be expensed in the period in which the costs are incurred or the first time the advertising takes place, and is effective for years beginning after June 15, 1994. The statement is not anticipated to have any material effect on the results of operations or financial condition of the Company.

    SALE OF JOINT VENTURE INTEREST
       During the quarter ended September 30, 1993, the Company entered into definitive agreements with Nokia Corporation ("Nokia") to sell the Company's interests in two cellular telephone manufacturing joint ventures with Nokia, TMC Company Ltd. located in Masan, Korea, and TNC Company located in Fort Worth, Texas. Pursuant to the terms of the definitive agreements, the Company received an aggregate of approximately $31,700,000 for its interests in these joint ventures. The Company also entered into a three-year Preferred Supplier Agreement pursuant to which it has agreed to purchase from Nokia substantially all of Radio Shack's requirements for cellular telephones at prevailing competitive market prices at the time of the purchase. These operations were not part of the overall divestment plan adopted in June 1993 by the Company's Board of Directors; therefore, the gain on the sale and their results of operations were not included in discontinued operations.

    INTERTAN UPDATE
       InterTAN, the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the merchandise purchase terms of the original distribution agreement, InterTAN could purchase on payment terms products sold or secured by Tandy. A&A International ("A&A"), a subsidiary of Tandy, was the exclusive purchasing agent for products originating in the Far East for InterTAN.

       On July 16, 1993 InterTAN had an account payable to Tandy of approximately $17,000,000, of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Because InterTAN had defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. The agreements were extended on July 23, 1993.

       On July 30, 1993 Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks has been restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1994, InterTAN's common stock price, as quoted in the Wall Street
                                                    -----------
    Journal, was $8.125 per share.  The fair market value of the
    -------
    warrants at December 31, 1994 approximates $2,500,000.

       In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000 (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. The notes represented the restructuring of InterTAN accounts payable for merchandise already shipped and required monthly interest payments. All principal and interest on the Series C note was paid in full by December 31, 1993. The Series D note was paid in full during the first quarter of 1994. All of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K.

       A new merchandise agreement was reached with InterTAN in October 1993 which requires future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements provide for a future royalty to Tandy. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $24,705,000 at December 31, 1994.

       InterTAN has increased its bank revolving credit facility with the new banking syndicate to Canadian $60,000,000 (U.S. $42,774,000 equivalent at December 31, 1994). In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

       As of December 31, 1994 InterTAN owed Tandy an aggregate of $39,965,000, net of discount. The current portion of the obligation approximates $8,707,000 and the non-current portion approximates $31,258,000. In 1994 Tandy recognized $3,855,000 in accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Accretion of this discount is based on the effective interest rate method. Tandy recognized sales to and commission income from InterTAN of approximately $19,764,000 and interest income of $8,280,000 during fiscal 1994. During the year ended December 31, 1993, Tandy recognized approximately $93,315,000 of sales to InterTAN and interest income of $3,085,000. Tandy's sales to InterTAN totaled $90,130,000 during the six months ended December 31, 1992 and $171,126,000 during fiscal 1992.

       A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, sales by Tandy to InterTAN in 1994 are considerably lower than in prior years, however, the earned income relating thereto was not materially different.

       Through February 1995 InterTAN has met all of its payment obligations to Tandy. In addition, its operations have improved in fiscal 1995 as evidenced by its published net income for the six months ended December 31, 1994 approximating $17,704,000 or $1.11 per fully diluted share as opposed to net income of $4,567,000 or $0.49 per fully diluted share for the same period in the prior year. As a result, nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

       Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at the present, the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Index to Consolidated Financial Statements is found on page 27. The Company's Financial Statements and Notes to
    Consolidated Financial Statements follow the index.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1995 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1995 Annual Meeting.

    ITEM 11.  EXECUTIVE COMPENSATION

       Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1995 Annual Meeting.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

       Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1995 Annual Meeting.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1995 Annual Meeting.

    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.

       (a) Documents filed as part of this report.
           1.  Financial Statements

       The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial
    Statements" on page 27. The index and statements are incorporated herein by reference.

           3.  Exhibits required by Item 601 of Regulation S-K

       A list of the exhibits required by Item 601 of Regulation
    S-K and filed as part of this report is set forth in the Index to Exhibits on page 56, which immediately precedes such exhibits.

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

       (b) Reports on Form 8-K.

       No reports on Form 8-K were filed for the three months ended December 31, 1994.

    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TANDY CORPORATION


    March 30, 1995                /s/ John V.  Roach
                                  -------------------------------
                                  John V.  Roach
                                  Chairman of the Board, Chief
                                  Executive Officer and President

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 30th day of March, 1995.

    Signature                    Title

    /s/ John V. Roach            Chairman of the Board, Chief
    --------------------------   Executive Officer and President
    John V. Roach                (Chief Executive Officer)

    /s/ Dwain H. Hughes          Senior Vice President and Chief
    --------------------------   Financial Officer
    Dwain H. Hughes              (Principal Financial Officer)

    /s/ Richard L. Ramsey        Vice President and Controller
    --------------------------
    Richard L. Ramsey            (Principal Accounting Officer)


    /s/ James I. Cash, Jr.       Director
    --------------------------
    James I. Cash, Jr.

    /s/ Lewis F. Kornfeld, Jr.   Director
    --------------------------
    Lewis F. Kornfeld, Jr.

    /s/ Jack L. Messman          Director
    --------------------------
    Jack L. Messman

    /s/ William G. Morton        Director
    --------------------------
    William G. Morton

    --------------------------   Director
    Thomas G. Plaskett

    /s/ William T. Smith         Director
    --------------------------
    William T. Smith

    /s/ Alfred J. Stein          Director
    --------------------------
    Alfred J. Stein

    /s/ William E. Tucker        Director
    --------------------------
    William E. Tucker

    /s/ Jesse L. Upchurch        Director
    --------------------------
    Jesse L. Upchurch

    /s/ John A. Wilson           Director
    --------------------------
    John A. Wilson

                          TANDY CORPORATION


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             Page

    Report of Independent Accountant ....................      28
    Consolidated Statements of Income for each of
      the two years ended December 31, 1994, the
      six months ended December 31, 1992 and the
      year ended June 30, 1992 ..........................      29
    Consolidated Balance Sheets at December 31, 1994
      and December 31, 1993 .............................      30
    Consolidated Statements of Cash Flows for each
      of the two years ended December 31, 1994, the
      six months ended December 31, 1992 and the year
      ended June 30, 1992 ...............................      31
    Consolidated Statements of Stockholders' Equity
      for each of the two years ended December 31, 1994,
      the six months ended December 31, 1992 and the year
      ended June 30, 1992 ...............................   32-33
    Notes to Consolidated Financial Statements ..........   34-55

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

                   REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Stockholders of Tandy Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index on page 27 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, the six months ended December 31, 1992, and for the year ended June 30, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


    /s/ Price Waterhouse LLP
    --------------------------
    PRICE WATERHOUSE LLP


    Fort Worth, Texas
    February 22, 1995

    CONSOLIDATED STATEMENTS OF INCOME
    Tandy Corporation and Subsidiaries
    <CAPTIONS>

                                                            Year Ended                 Six Months Ended         Year Ended
                                                           December 31,                   December 31,           June 30,
                                                    1994                 1993                 1992                 1992
                                            ----------------------------------------- -------------------- --------------------
    (In thousands, except                                 % of                 % of                 % of                 % of
    per share amounts)                        Dollars   Revenues   Dollars   Revenues   Dollars   Revenues   Dollars   Revenues
    ---------------------------------------------------------------------------------------------------------------------------
    Net sales and operating revenues        $4,943,679   100.0%  $4,102,551   100.0%  $2,161,149   100.0%  $3,649,284   100.0%
    Cost of products sold                    3,017,615    61.0%   2,382,607    58.1%   1,221,231    56.5%   1,926,390    52.8%
                                            ----------           ----------           ----------           ----------
    Gross profit                             1,926,064    39.0%   1,719,944    41.9%     939,918    43.5%   1,722,894    47.2%

    Expenses:
    Selling, general and administrative      1,532,673    31.0%   1,354,676    33.0%     761,799    35.2%   1,342,120    36.8%
    Depreciation and amortization               84,782     1.7%      79,944     1.9%      39,960     1.9%      74,521     2.0%
    Interest income                            (78,612)   -1.6%     (65,538)   -1.6%     (33,290)   -1.5%     (67,399)   -1.8%
    Interest expense                            30,047     0.6%      39,707     1.0%      20,532     0.9%      43,154     1.2%
    Provision for restructuring costs           89,071     1.8%          --               48,000     2.2%          --
    Gain from sale of credit accounts
      and extended service contracts           (91,437)   -1.8%          --                   --                   --
                                            ----------           ----------           ----------           ----------
                                             1,566,524    31.7%   1,408,789    34.3%     837,001    38.7%   1,392,396    38.2%
                                            ----------           ----------           ----------           ----------

    Income before income taxes,
      discontinued operations and
      cumulative effect of change
      in accounting principle                  359,540     7.3%     311,155     7.6%     102,917     4.8%     330,498     9.0%
    Provision for income taxes                 135,205     2.7%     115,523     2.8%      35,236     1.6%     119,785     3.3%
                                            ----------           ----------           ----------           ----------
    Income from continuing operations          224,335     4.6%     195,632     4.8%      67,681     3.2%     210,713     5.7%
                                            ----------           ----------           ----------           ----------

    Loss from discontinued operations:
      Operating loss, net of tax                    --              (57,619)   -1.4%     (63,875)   -3.0%     (26,866)   -0.7%
      Loss on disposal, net of tax                  --              (54,178)   -1.3%          --                   --
                                            ----------           ----------           ----------           ----------
                                                    --             (111,797)   -2.7%     (63,875)   -3.0%     (26,866)   -0.7%
                                            ----------           ----------           ----------           ----------
    Income before cumulative effect
      of change in accounting principle        224,335     4.6%      83,835     2.1%       3,806     0.2%     183,847     5.0%


    Cumulative effect on prior years of
      change in accounting principle                --               13,014     0.3%          --                   --
                                            ----------           ----------           ----------           ----------
    Net income                                 224,335     4.6%      96,849     2.4%       3,806     0.2%     183,847     5.0%

    Preferred dividends                          6,777     0.1%       7,136     0.2%       2,419     0.1%       4,911     0.1%
                                            ----------           ----------           ----------           ----------
    Net income available to
      common shareholders                   $  217,558     4.5%  $   89,713     2.2%  $    1,387     0.1%  $  178,936     4.9%
                                            ==========           ==========           ==========           ==========

    Net income available per
      average common and
      common equivalent share:
    Income from continuing operations       $     2.91           $     2.50           $     0.87           $     2.61
    Loss from discontinued operations               --                (1.48)               (0.85)               (0.34)
                                            ----------           ----------           ----------           ----------
    Income before cumulative effect
      of change in accounting principle           2.91                 1.02                 0.02                 2.27
    Cumulative effect on prior years of
      change in accounting principle                --                 0.17                   --                   --
                                            ----------           ----------           ----------           ----------
    Net income available per
      average common and
      common equivalent share               $     2.91           $     1.19           $     0.02           $     2.27
                                            ==========           ==========           ==========           ==========

    Average common and common
      equivalent shares outstanding             74,874               75,543               74,918               78,788
                                            ==========           ==========           ==========           ==========
    Dividends declared per common share     $     0.63           $     0.60           $     0.30           $     0.60
                                            ==========           ==========           ==========           ==========

    The accompanying notes are an integral part of these financial statements.

    CONSOLIDATED BALANCE SHEETS
    Tandy Corporation and Subsidiaries
    <CAPTIONS>


                                                                                                December 31,
    (In thousands)                                                                        1994                1993
    ----------------------------------------------------------------------------------------------------------------
    Assets
    Current assets:
      Cash and short-term investments                                                $   205,633         $   213,235
      Accounts and notes receivable, less allowance for doubtful accounts                769,101             582,443
      Inventories, at lower of cost or market                                          1,504,324           1,276,302
      Other current assets                                                                77,202              88,005
                                                                                     -----------         -----------
        Total current assets                                                           2,556,260           2,159,985

    Property, plant and equipment, at cost, less accumulated depreciation                504,587             463,738
    Investment in discontinued operations                                                     --             405,664
    Other assets, net of accumulated amortization                                        182,927             189,712
                                                                                     -----------         -----------
                                                                                     $ 3,243,774         $ 3,219,099
                                                                                     ===========         ===========

    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current maturities of long-term debt                $   229,135         $   387,953
      Accounts payable                                                                   582,194             279,942
      Income taxes payable                                                                18,026              14,690
      Accrued expenses                                                                   376,795             349,057
                                                                                     -----------         -----------
        Total current liabilities                                                      1,206,150           1,031,642
                                                                                     -----------         -----------

    Long-term debt and capital leases, excluding current maturities                      153,318             186,638
    Other non-current liabilities                                                         34,095              50,069
                                                                                     -----------         -----------
      Total other liabilities                                                            187,413             236,707
                                                                                     -----------         -----------
    Stockholders' Equity:
      Preferred stock, no par value, 1,000,000 shares authorized
        Series A junior participating, 100,000 shares authorized and none issued              --                  --
        Series B convertible, 100,000 shares authorized and issued                       100,000             100,000
        Series C PERCS, 150,000 shares authorized and issued                             429,982             429,982
      Common stock, $1 par value, 250,000,000 shares authorized
        with 85,645,000 shares issued                                                     85,645              85,645
      Additional paid-in-capital                                                          93,357              85,752
      Retained earnings                                                                2,176,971           2,028,041
      Foreign currency translation effects                                                (1,799)              1,003
      Stock held in treasury, at cost 27,388,000 and 21,689,000
        common shares, respectively                                                     (971,611)           (707,331)
      Unearned deferred compensation related to TESOP                                    (62,334)            (72,342)
                                                                                     -----------         -----------
        Total stockholders' equity                                                     1,850,211           1,950,750
    Commitments and contingent liabilities
                                                                                     -----------         -----------
                                                                                     $ 3,243,774         $ 3,219,099
                                                                                     ===========         ===========

    The accompanying notes are an integral part of these financial statements.

    Consolidated Statements of Cash Flows
    Tandy Corporation and Subsidiaries
    <CAPTIONS>
                                                                              Year Ended            Six Months Ended    Year Ended
                                                                            December 31,              December 31,       June 30,
                                                                     ---------------------------     --------------     ----------
    (In thousands)                                                      1994             1993             1992             1992
    -----------------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
    Net income                                                       $ 224,335        $  96,849        $   3,806        $ 183,847

    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Loss reserve on disposal of discontinued operations                   --           54,178               --               --
      Provision for restructuring cost                                  89,071               --           87,500               --
      Gain on sale of extended service contracts                       (55,729)              --               --               --
      Gain on sale of credit card portfolios                           (35,708)              --               --               --
      Cumulative effect on prior years of change in
        accounting principle                                                --           (13,014)             --               --
      Depreciation and amortization                                     84,782           98,571           53,502          103,281
      Deferred income taxes and other items                             68,257           11,552          (29,097)           9,302
      Provision for credit losses and bad debts                         49,344           57,491           41,483           67,388
      Gain on sale of subsidiary, assets of which were
        primarily real estate                                               --               --               --          (18,987)

      Changes in operating assets and liabilities:
        Sale of credit card portfolios                                  85,764               --               --               --
        Receivables                                                   (230,938)          30,133         (107,295)        (121,719)
        Inventories                                                   (220,094)         (63,965)         (81,069)         (89,441)
        Other current assets                                            (8,504)          16,158          (11,882)          (2,955)
        Accounts payable, accrued expenses and income taxes            218,358           34,341           56,732           16,066
                                                                     ---------        ---------        ---------        ---------
    Net cash provided by operating activities                          268,938          322,294           13,680          146,782
                                                                     ---------        ---------        ---------        ---------

    Investing activities:
      Additions to property, plant and equipment                      (180,559)        (129,287)         (69,661)        (127,495)
      Proceeds from sale of property, plant and equipment               56,437            3,011              790            2,002
      Proceeds from sale of divested operations                        359,004          111,988               --               --
      Proceeds from sale of subsidiary, assets of
        which were primarily real estate                                    --               --               --           20,293
      Purchase of InterTAN bank debt and restructuring
        of working capital loans                                            --          (31,663)              --               --
      Other investing activities                                         4,203           (6,198)         (21,300)           3,010
                                                                     ---------        ---------        ---------        ---------
      Net cash provided (used) by investing activities                 239,085          (52,149)         (90,171)        (102,190)
                                                                     ---------        ---------        ---------        ---------

    Financing activities:
      Purchases of treasury stock                                     (275,415)         (27,650)         (24,595)        (527,773)
      Sales of treasury stock to employee stock purchase program        41,579           42,067           25,412           49,590
      Issuance of Series C PERCS                                            --               --               --          429,982
      Dividends paid, net of taxes                                     (74,512)         (74,873)         (37,443)         (56,132)
      Changes in short-term borrowings, net                           (110,393)         (46,885)         186,917           57,533
      Additions to long-term borrowings                                 28,936               --            1,043           21,071
      Repayment of long-term borrowings                               (125,820)         (62,195)         (68,671)         (98,702)
                                                                     ---------        ---------        ---------        ---------
      Net cash provided (used) by financing activities                (515,625)        (169,536)          82,663         (124,431)
                                                                     ---------        ---------        ---------        ---------

    Increase (decrease) in cash and short-term investments              (7,602)         100,609            6,172          (79,839)
    Cash and short-term investments at the beginning of the year       213,235          112,626          106,454          186,293
                                                                     ---------        ---------        ---------        ---------
    Cash and short-term investments at the end of the year           $ 205,633        $ 213,235        $ 112,626        $ 106,454
                                                                     =========        =========        =========        =========

    The accompanying notes are an integral part of these financial statements.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    Tandy Corporation and Subsidiaries
    <CAPTIONS>
                                                                              Preferred              Common Stock
                                                                                             -----------------------------
    (In thousands)                                                              Stock           Shares          Dollars
    ----------------------------------------------------------------------------------------------------------------------
    Balance at June 30, 1991                                                  $   100,000          85,645      $    85,645
    Purchase of treasury stock                                                         --              --               --
    Tender offer for common stock                                                      --              --               --
    Foreign currency translation adjustments, net of taxes                             --              --               --
    Sale of treasury stock to SPP                                                      --              --               --
    Exercise of stock options                                                          --              --               --
    Issuance of 150,000 shares of Series C PERCS                                  429,982              --               --
    Series B convertible stock dividends, net of taxes of $2,530,000                   --              --               --
    TESOP deferred compensation earned                                                 --              --               --
    Series C PERCS dividends                                                           --              --               --
    Common stock dividends declared                                                    --              --               --
    Net income                                                                         --              --               --
                                                                              -----------     -----------      -----------
    Balance at June 30, 1992                                                      529,982          85,645           85,645
    Purchase of treasury stock                                                         --              --               --
    Foreign currency translation adjustments, net of taxes                             --              --               --
    Sale of treasury stock to SPP                                                      --              --               --
    Exercise of stock options                                                          --              --               --
    Series B convertible stock dividends, net of taxes of $1,246,000                   --              --               --
    TESOP deferred compensation earned                                                 --              --               --
    Series C PERCS dividends                                                           --              --               --
    Common stock dividends declared                                                    --              --               --
    Net income                                                                         --              --               --
                                                                              -----------     -----------      -----------
    Balance at December 31, 1992                                                  529,982          85,645           85,645
    Purchase of treasury stock                                                         --              --               --
    Foreign currency translation adjustments, net of taxes                             --              --               --
    Sale of treasury stock to SPP                                                      --              --               --
    Exercise of stock options                                                          --              --               --
    Series B convertible stock dividends, net of taxes of $2,497,000                   --              --               --
    TESOP deferred compensation earned                                                 --              --               --
    Series C PERCS dividends                                                           --              --               --
    Repurchase of preferred stock                                                      --              --               --
    Common stock dividends declared                                                    --              --               --
    Net income                                                                         --              --               --
                                                                              -----------     -----------      -----------
    Balance at December 31, 1993                                                  529,982          85,645           85,645
    Purchase of treasury stock                                                         --              --               --
    Foreign currency translation adjustments, net of taxes                             --              --               --
    Sale of treasury stock to SPP                                                      --              --               --
    Exercise of stock options                                                          --              --               --
    Series B convertible stock dividends, net of taxes of $2,372,000                   --              --               --
    TESOP deferred compensation earned                                                 --              --               --
    Series C PERCS dividends                                                           --              --               --
    Repurchase of preferred stock                                                      --              --               --
    Common stock dividends declared                                                    --              --               --
    Net income                                                                         --              --               --
                                                                              -----------     -----------      -----------
    Balance at December 31, 1994                                              $   529,982          85,645      $    85,645
                                                                              ===========     ===========      ===========

    The accompanying notes are an integral part of these financial statements.

    <CAPTIONS>
                                                                                   Foreign
                                          Additional                               Currency          Unearned
             Treasury Stock                 Paid-In            Retained          Translation         Deferred
    ------------------------------
         Shares           Dollars           Capital            Earnings            Effects         Compensation          Total
    ------------------------------------------------------------------------------------------------------------------------------
         (7,250)       $  (267,153)       $   105,650        $ 1,917,851        $    (1,198)       $   (94,033)       $ 1,846,762
         (3,521)           (96,348)                --                 --                 --                 --            (96,348)
        (13,500)          (433,575)                --                 --                 --                 --           (433,575)
             --                 --                 --                 --              3,477                 --              3,477
          1,795             62,256            (12,666)                --                 --                 --             49,590
             20                688                 --                 --                 --                 --                688
             --                 --                 --                 --                 --                 --            429,982
             --                 --                 --             (4,911)                --                 --             (4,911)
             --                 --                 --                 --                 --              8,233              8,233
             --                 --                 --            (12,573)                --                 --            (12,573)
             --                 --                 --            (44,432)                --                 --            (44,432)
             --                 --                 --            183,847                 --                 --            183,847
    -----------        -----------        -----------        -----------        -----------        -----------        -----------
        (22,456)          (734,132)            92,984          2,039,782              2,279            (85,800)         1,930,740
           (959)           (25,000)                --                 --                 --                 --            (25,000)
             --                 --                 --                 --            (13,335)                --            (13,335)
            987             31,982             (6,570)                --                 --                 --             25,412
              9                289                 --                 --                 --                 --                289
             --                 --                 --             (2,419)                --                 --             (2,419)
             --                 --                 --                 --                 --              3,853              3,853
             --                 --                 --            (16,050)                --                 --            (16,050)
             --                 --                 --            (18,945)                --                 --            (18,945)
             --                 --                 --              3,806                 --                 --              3,806
    -----------        -----------        -----------        -----------        -----------        -----------        -----------
        (22,419)          (726,861)            86,414          2,006,174            (11,056)           (81,947)         1,888,351
           (763)           (24,749)                --                 --                 --                 --            (24,749)
             --                 --                 --                 --             12,059                 --             12,059
          1,311             42,292               (225)                --                 --                 --             42,067
            182              5,882               (437)                --                 --                 --              5,445
             --                 --                 --             (4,638)                --                 --             (4,638)
             --                 --                 --                 --                 --              9,605              9,605
             --                 --                 --            (32,100)                --                 --            (32,100)
             --             (3,895)                --                 --                 --                 --             (3,895)
             --                 --                 --            (38,244)                --                 --            (38,244)
             --                 --                 --             96,849                 --                 --             96,849
    -----------        -----------        -----------        -----------        -----------        -----------        -----------
        (21,689)          (707,331)            85,752          2,028,041              1,003            (72,342)         1,950,750
         (6,798)          (296,419)                --                 --                 --                 --           (296,419)
             --                 --                 --                 --             (2,802)                --             (2,802)
          1,023             33,958              7,621                 --                 --                 --             41,579
             76              2,481                (16)                --                 --                 --              2,465
             --                 --                 --             (4,405)                --                 --             (4,405)
             --                 --                 --                 --                 --             10,008             10,008
             --                 --                 --            (32,100)                --                 --            (32,100)
             --             (4,300)                --                 --                 --                 --             (4,300)
             --                 --                 --            (38,900)                --                 --            (38,900)
             --                 --                 --            224,335                 --                 --            224,335
    -----------        -----------        -----------        -----------        -----------        -----------        -----------
        (27,388)       $  (971,611)       $    93,357        $ 2,176,971        $    (1,799)       $   (62,334)       $ 1,850,211
    ===========        ===========        ===========        ===========        ===========        ===========        ===========


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Tandy Corporation and Subsidiaries

    NOTE 1-DESCRIPTION OF BUSINESS
       Tandy Corporation ("Tandy" or the "Company") is engaged in consumer electronics retailing including the retail sale of personal computers. Radio Shack is the largest of Tandy's retail store systems with company-owned stores and dealer/franchise outlets. Tandy also operates the Computer City and Incredible Universe store chains. Tandy Name Brand includes McDuff Electronics mall stores and Supercenters, VideoConcepts mall stores and The Edge in Electronics boutique stores. On December 30, 1994, the Company adopted a formal plan to close 233 Tandy Name Brand stores, and as a result of the closings, the Tandy Name Brand Retail Group will be dissolved in 1995. The remaining 73 Tandy Name Brand stores will be transferred to the Radio Shack division. Additionally, Tandy continues to operate certain related retail support groups and consumer electronics manufacturing businesses.

    NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Tandy and its wholly owned subsidiaries including its credit and insurance subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity method. The manufacturing and marketing operatins included in the divestment plan have been accounted for as discontinued operations. See Note 21 for further information relating to discontinued operations. Significant intercompany transactions are eliminated in consolidation.

       CHANGE IN FISCAL YEAR: On January 10, 1993, the Board of Directors authorized the fiscal year of Tandy to be changed from June 30 to December 31 and as of December 31, 1992 this change was made. The fiscal periods of certain foreign operations end one month earlier than the Company's year end to facilitate their inclusion in the consolidated financial statements.

       FOREIGN CURRENCY TRANSLATION: In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average sales exchange rates for the year. Translation gains or losses related to net assets located outside the United States are shown as a separate component of stockholders' equity. Losses aggregating $19,803,000, net of tax, relating to discontinued operations were transferred from equity and charged to loss on disposal of discontinued operations during 1993. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. Such foreign currency transaction gains approximated $1,495,000 for the year ended December 31, 1994, $762,000 for the year ended December 31, 1993, $3,065,000 for the six months ended December 31, 1992 and $10,642,000 for the year ended June 30, 1992.

        CHANGE IN ACCOUNTING PRINCIPLE-PROVISION FOR INCOME TAXES:
    In January 1993, the Company adopted Statement of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes" ("FAS 109") and applied the provisions prospectively. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method ("APB 11") to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

       The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. Approximately $9,786,000 of this adjustment related to continuing operations and the remaining $3,228,000 was from discontinued operations. The aggregate amount of $13,014,000 is refleted in the accompanying 1993 Consolidated Statements of Income as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the then current tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated. See Note 12 for further discussion of income taxes.

       EXTENDED SERVICE CONTRACTS: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for period of 12 to 48 months. Contracts sold prior to January 1, 1995 were offered directly by the Company, and thus the Company was the responsible party. The Company accounts for such contracts in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" which requires that revenues from sales of extended service contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue.

       As described in Note 3, the Company transferred all obligations with respect to contracts in force at December 31, 1994 to an unrelated party, except certain contracts aggregating approximately $7,734,000. The Company will sell extended service contracts offered by the unrelated third party subsequent to 1994. The Company will receive a commission from the unrelated third party upon sale of each contract. The commissions will be recognized as income in the period in which the contracts are sold.

       CASH AND SHORT-TERM INVESTMENTS: Cash on hand in stores, deposits in banks and short-term investments with original maturities of three months or less are considered cash and cash equivalents. Short-term investments are carried at cost, which approximates market value.

       ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
         CREDIT OPERATIONS-The customer receivables of the credit operations are classified as current assets, including amounts which are contractually due after one year. This is consitent with retail industry practices.

       Finance charges, late charges and returned check fees arising from the Company's private label credit cards are recognized when earned as interest income. The Company's policy is to write off accounts when they become 180 days past due or whenever deemed uncollectible by management, whichever is sooner. Collection efforts continue subsequent to write-off.

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

       As described in Note 3, the Company's Computer City and Incredible Universe private label credit card portfolios were sold in December 1994, and a letter of intent was signed to sell Tandy Credit and the Company's Radio Shack and McDuff private label credit card portfolios in the first half of 1995, subject to regulatory and rating agency approval. Commencing in 1995, sales made pursuant to Computer City and Incredible Universe private label credit card programs, as well as sales made pursuant to the Radio Shack private label credit card program made subsequent to the finalization of its sales agreement, will be financed by an unrelated third party.

         OTHER CUSTOMER RECEIVABLES-An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

       Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the country; however, see
    Note 8 for a discussion of a concentration of credit risk of long-term receivables. The fair value of total receivables, recorded at approximately $898,027,000 on the Consolidated Balance Sheet at December 31, 1994, is approximately $912,000,000.

       INVENTORIES:  Inventories are stated at the lower of cost
    (principally based on average cost) or market value and are comprised primarily of finished goods.

       PROPERTY, PLANT AND EQUIPMENT: For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are:

    _____________________________________________________________
    Buildings .......................                 10-40 years
    Buildings under capital lease ...  over the life of the lease
    Equipment .......................                  2-15 years
    Leasehold improvements ..........   primarily, the shorter of
                              the life of the improvements or the
            term of the related lease and certain renewal periods
    _____________________________________________________________


       When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative expenses. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital lease is included in depreciation and amortization in the Consolidated Statements of Income.

       AMORTIZATION OF EXCESS PURCHASE PRICE OVER NET TANGIBLE
         ASSETS OF BUSINESSES ACQUIRED: The excess purchase price is generally amortized over a 40-year period using the straight-line method and the net balance is classified as a non-current asset. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

       HEDGING AND DERIVATIVE ACTIVITY: The Company has not historically utilized derivatives to manage foreign currency risks and exposure except for an immaterial amount of foreign exchange forward contracts used to hedge a portion of its foreign purchases. As of December 31, 1994, the Company had no outstanding purchase orders for which a foreign exchange contract was used as a hedge. The few contracts that were used did not involve leverage and did not have other high risk characteristics. Moody's has assigned a counterparty rating to Tandy Corporation of Baa2. This rating is an opinion of the financial capacity of Tandy to honor its senior obligations under financial contracts. Financial contracts entered into by Tandy include the limited use of foreign currency forwards to hedge foreign exchange risk arising from the purchase of inventory.

       In conjunction with sale-leaseback transactions of Incredible Universe properties, the Company from time to time may enter into interest rate swaps to lock in a fixed rate that Company management believes is beneficial in the long-term. Through March 10, 1995, the Company entered into five swaps whereby it traded floating rates for fixed rates ranging from 7.185% to 7.875%. These swaps related to notional amounts of approximately $90,000,000; the Board of Directors has authorized management to enter into such swaps up to notional amounts not exceeding $250,000,000. During 1994, 1993, the six months ended December 31, 1992 and the year ended June 30, 1992, the Company was not a party to any interest rate swaps.

       REVENUES:  Retail sales are recorded on the accrual basis.
    Credit service charges are recorded monthly on the basis of customer account balances.

       STORE PRE-OPENING COSTS: Direct incremental expenses associated with the openings of new Computer City and Incredible Universe stores, comprised primarily of payroll and payroll-related costs, are deferred and amortized over a twelve-month period from the date of the store opening. Deferred store pre-opening expenses for Computer City and Incredible Universe approximated $4,538,000 and $1,845,000 at December 31, 1994 and 1993, respectively.

       NET INCOME PER AVERAGE COMMON AND COMMON EQUIVALENT SHARE:
    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Preferred Stock ("PERCS") mandatorily convert into common stock, they are considered outstanding common stock and the dividends are not deducted from net income for purposes of calculating net income per average common and common equivalent share. On January 23, 1995, the Company announced that the PERCS would be converted on March 10, 1995. To complete the conversion, the Company will issue approximately 11,816,000 shares of Tandy Corporation common stock out of treasury stock.
    Current year weighted average share calculations include approximately 11,816,000 common shares relating to the PERCS. Per share amounts and the weighted average number of shares outstanding for the year ended December 31, 1993, the six-month period ended December 31, 1992 and for the fiscal year ended June 30, 1992, have been retroactively restated to reflect the PERCS conversion into approximately 11,816,000 common shares in lieu of the prior year assumption of 12,457,000 shares which was based on the December 31, 1993 common stock price.

       Earnings available per common and common equivalent share amounts initially reported by the Company for the year ended December 31, 1993, the six months ended December 31, 1992 and the fiscal year ended June 30, 1992 were $2.48, $0.84 and $2.58 for income from continuing operations, respectively, and $1.18, $0.02 and $2.24 for net income, respectively. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

       The Series B convertible stock dividends were $6,777,000 for the year ended December 31, 1994, $7,136,000 for the year ended December 31, 1993, $2,419,000, net of tax, for the six months ended December 31, 1992 and $4,911,000, net of tax, in fiscal 1992. The taxes netted against these amounts for the six months ended December 31, 1992 and in fiscal 1992 were $1,246,000 and $2,530,000, respectively. Upon adoption of FAS 109 as of January 1, 1993 and in accordance with EITF 92-3, preferred dividends utilized in the earnings per share calculation can no longer be reduced for associated tax benefits paid on unallocated preferred stock held by an employee stock ownership plan. Dividends on the PERCS, which were issued in February 1992, were $32,100,000 for each of the two years ended December 31, 1994, $16,050,000 for the six months ended December 31, 1992 and $12,573,000 for the year ended June 30, 1992.

       Earnings available per common and common equivalent share for each period presented, assuming the PERCS converted to common stock under the "if converted" method and only if dilutive, would have been presented as in the table which follows.

    <CAPTIONS>
                                                    Year Ended             Six Months Ended    Year Ended
                                                   December 31,              December 31,       June 30,
                                            ---------------------------     --------------     ----------
    (In thousands)                             1994             1993             1992             1992
    -----------------------------------------------------------------------------------------------------
    Primary EPS, as adjusted:
    Income from continuing operations       $     2.94       $     2.45       $     0.78       $     2.59
    Loss from discontinued operations               --            (1.75)           (1.01)           (0.36)
    Cumulative effect on prior years of
      change in accounting principle                --             0.20               --               --
                                            ----------       ----------       ----------       ----------
    Net income available per average
      common and common equivalent share    $     2.94       $     0.90       $    (0.23)      $     2.23
                                            ==========       ==========       ==========       ==========

       TREASURY STOCK REPURCHASE PROGRAM: On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from existing cash, short-term debt and proceeds from the sale of the credit card portfolios. At December 31, 1994, approximately 5,000,000 shares had been repurchased under this program.

       NEW ACCOUNTING STANDARDS: The American Institute of Certified Public Accountants issued Statement of Position 93-7, "Reporting on Advertising Costs," in December 1993.
    The statement generally requires all advertising costs to be expensed in the period in which the costs are incurred or the first time the advertising takes place, and is effective for years beginning after June 15, 1994. The statement is not anticipated to have any material effect on the results of operations or financial condition of the Company.

    NOTE 3-GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE
       CONTRACTS
       In December 1994 the Company entered into an agreement with SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, in which Tandy received cash of $85,764,000 and will receive a deferred payment of $179,777,000, the Company recognized a gain of $35,708,000 in the accompanying Consolidated Statements of Income. The deferred payment amount does not bear interest. Principal will be paid monthly with the total principal amount of $179,777,000 due over a twelve month period. The Company has discounted the deferred payment by $3,477,000 to yield approximately 5% over the twelve month payout period. As a result, the discounted deferred payment amount of $176,300,000 is classified as current in the accompanying Consolidated Balance Sheet at December 31, 1994. The Company also signed a letter of intent to sell its Radio Shack and McDuff private label credit card portfolios at net book value and without recourse to SPS in 1995 including the rights to the securitized accounts (see Note 6). The agreement for the sale of McDuff and Radio Shack portfolios was completed in January 1995, subject only to regulatory and rating agency approvals which should be forthcoming in the first half of 1995. Tandy anticipates receiving approximately $290,000,000 (unaudited) cash and a deferred payment approximating $80,000,000 (unaudited), on terms similar to the deferred payment arrangement mentioned above.

       Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7,734,000, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75,059,000, of which $70,702,000 was paid in December 1994 and $4,357,000 was paid in February 1995. As a result, the Company has recognized a gain of $55,729,000 associated with this transaction in its accompanying Consolidated Statements of Income. The Company will continue to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party will pay the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

       The Company will continue to sell extended service contracts on behalf of the unrelated third party and will receive a commission upon the sale. The commission will be recognized as commission income at the time of sale.

    NOTE 4-RESTRUCTURING CHARGES
       In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. Closed stores will include 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters. Thirty-three other mall stores or McDuff Supercenters will be converted to Radio Shack or Computer City Express stores. It is anticipated that a majority of these stores will be closed by the end of the first quarter of 1995. Approximately 57 McDuff Supercenters and 16 The Edge in Electronics stores will remain open and will become part of the Specialty Retail Group of Radio Shack. A pre-tax charge of $89,071,000 was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

    (In thousands)
    --------------
    Lease obligations                       $46,682
    Impairment of fixed assets               17,991
    Inventory impairment                     16,600
    Goodwill impairment                       4,222
    Termination benefits                      1,218
    Other                                     2,358
                                            -------
    Total restructuring reserve charge       89,071

    Costs charged against the reserve:
      Goodwill                               (4,222)
      Lease payments                         (1,466)
                                            -------
    Ending reserve                          $83,383
                                            =======

       The lease obligations, termination benefits and conversion of 33 stores will require cash outlays, most of which are expected to be made during 1995. The cash outlays will be financed by operating cash flows. Management anticipates that pre-tax operating losses during the period of store closures will approximate $6,000,000 to $8,000,000 (unaudited).

       Sales and operating revenues associated with the closing of Tandy Name Brand stores were approximately $261,990,000 (unaudited) and $271,914,000 (unaudited) for calendar years 1994 and 1993, respectively, and operating losses approximated $18,125,000 (unaudited) and $15,342,000 (unaudited) for calendar 1994 and 1993, respectively. During the fiscal year ended June 30, 1992, sales and operating revenues and operating losses from the closing stores were approximately $254,531,000 (unaudited) and $10,169,000 (unaudited), respectively. The results of the closing stores for the six months ended December 31, 1992 are not presented because, due to the seasonal nature of the stores' operations, such results would not be comparable to any of the twelve-month results for the other periods presented. In conjunction with this restructuring, 1,425 (unaudited) employees will be terminated, most of which are store employees and managers. As of December 31, 1994, no employees had been terminated and, accordingly, no termination benefits had been paid.

       The Company adopted a plan resulting in business restructuring charges during the six months ended December 31, 1992 designed to improve the Company's competitiveness and future profitability. The pre-tax charge of $48,000,000 related primarily to the closing of 110 of the then 432 Tandy Name Brand stores, mainly McDuff Supercenters in major market areas and, to a lesser extent, the elimination of certain product lines. Some product lines were reduced or eliminated after consideration of competitive factors and market trends. These stores were closed in the first quarter of 1993. Additional restructuring charges of $39,500,000, related to discontinued operations, were recognized in the six months ending December 31, 1992 and primarily related to the write-off of goodwill, the rationalization of certain product lines and the closure of certain operations. This restructuring charge is included in the operating loss from discontinued operations.

    NOTE 5-SHORT-TERM INVESTMENTS
       The weighted average interest rate was 5.2% at December 31, 1994 for short-term investments totaling $80,373,000. The weighted average interest rate was 3.2% at December 31, 1993 for short-term investments totaling $153,839,000.

    NOTE 6-ACCOUNTS AND NOTES RECEIVABLE

    Accounts and Notes Receivable
    <CAPTIONS>
                                                                              December 31,
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Gross customer receivable balances of credit operations           $  705,691       $  797,550
    Less securitized customer receivables                               (300,990)        (350,000)
                                                                      ----------       ----------
    Customer receivable balances of credit operations                    404,701          447,550
    Plus initial direct costs, net of amortization of
      $6,736,000 and $5,302,000, respectively                             10,649            9,202
                                                                      ----------       ----------
    Net customer receivable balances of credit operations                415,350          456,752

    Deferred payment due on sale of credit operations,
      net of discount of $3,477,000                                      176,300               --
                                                                      ----------       ----------
    Net receivables related to credit operations                         591,650          456,752

    Trade accounts receivable                                            134,161          114,143
    Receivable and current portion of notes due from InterTAN              8,707           11,650
    Other receivables                                                     55,957           22,238
    Less allowance for doubtful accounts                                 (21,374)         (22,340)
                                                                      ----------       ----------
                                                                      $  769,101       $  582,443
                                                                      ==========       ==========

    Allowance for Doubtful Accounts
    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     ----------
    (In thousands)                                             1994             1993             1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Balance at the beginning of the year                    $  22,340        $  21,945        $  17,203        $  16,359
    Provision for credit losses and bad debt included in
      selling, general and administrative expense              49,344           55,043           38,735           62,509
    Reserve allocated to securitized receivables                1,748           (1,203)          (2,033)          (1,136)
    Reserve on credit accounts sold                            (6,387)              --               --               --
    Uncollected receivables written off, net of recoveries    (45,671)         (53,445)         (31,960)         (60,529)
                                                            ---------        ---------        ---------        ---------
    Balance at the end of the year related to
      continuing operations                                    21,374           22,340           21,945           17,203

    Balance at the end of the year related to
      discontinued operations                                      --               --            8,849            8,208
                                                            ---------        ---------        ---------        ---------
    Balance at the end of the year                          $  21,374        $  22,340        $  30,794        $  25,411
                                                            =========        =========        =========        =========


       Effective May 1, 1991, the Company transferred $573,500,000 of its customer receivables to a trust which, in turn, on June 18, 1991, sold $350,000,000 of certificates representing undivided interests in the trust in a public offering. At December 31, 1994 and 1993, $300,990,000 and
    $350,000,000, respectively, of the certificates were outstanding and, accordingly, were not reflected in the Company's accounts receivable balances. The fair value of the certificates at December 31, 1994 was approximately $301,652,000. At December 31, 1994, the balance of the receivables in the trust approximated $534,129,000. The Company owns the remaining undivided interest in the trust not represented by the certificates and will continue to service the receivables for the trust until the sale of Tandy Credit to SPS is completed. The Company has no plans to issue additional series of certificates as the Trust is included in the sale of Tandy's remaining private label credit card portfolio balances to SPS in 1995. For further discussion of the sale of the private label credit card portfolios, see Note 3.

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

       Customer receivable balances of credit operations are classified as current assets in accordance with industry practice. The Company's private label credit card accounts involve revolving rather than installment payments and many customers pay off their balances sooner than the contractual term. The repayment terms of the Company's private label credit cards are as follows: Radio Shack and McDuff customers must pay each month a minimum of 1/33 of any balance greater than $1,000, and Incredible Universe and Computer City customers must pay each month a minimum of 1/25 of any balance greater than $1,000. For any balances less than $1,000, the minimum monthly payment ranges between $15 and $35 for each customer account.

       Interest income related to the Company's credit card operations totaled $46,868,000 for the year ended December 31, 1994, $57,401,000 for the year ended December 31, 1993,
    $31,308,000 for the six months ended December 31, 1992 and $62,307,000 for the year ended June 30, 1992. In 1994 the Company received interest income from the IRS reflecting the settlement of outstanding tax issues of approximately $9,582,000, as well as interest income earned on notes receivable from AST Research Inc. ("AST") and InterTAN Inc. ("InterTAN") approximating $5,724,000 and $8,280,000, respectively.

    NOTE 7-PROPERTY, PLANT AND EQUIPMENT
    <CAPTIONS>
                                                                              December 31,
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Land                                                              $  22,670        $  32,346
    Buildings                                                           155,334          174,126
    Buildings under capital lease                                        23,873               --
    Furniture, fixtures and equipment                                   430,006          394,242
    Leasehold improvements                                              345,812          314,424
                                                                      ---------        ---------
                                                                        977,695          915,138
    Less accumulated depreciation                                       473,108          451,400
                                                                      ---------        ---------
                                                                      $ 504,587        $ 463,738
                                                                      =========        =========

    NOTE 8-OTHER ASSETS
       Other assets include the excess purchase price over net tangible assets of businesses acquired of $13,747,000 at December 31, 1994 and $18,207,000 at December 31, 1993.
    These amounts are net of accumulated amortization of $5,035,000, and $4,485,000, respectively. The balance of other assets at December 31, 1994 also includes long-term receivables relating to InterTAN , AST and Lika of $128,926,000, net of discount of $16,796,000. The balance at December 31, 1993 includes long-term receivables relating to InterTAN and AST of $126,384,000, net of discount of $22,198,000. See Notes 21 and 22 for a further description of the terms of the AST and InterTAN notes receivable.

    NOTE 9-INDEBTEDNESS AND BORROWING FACILITIES
       Borrowings payable within one year are summarized in the accompanying short-term debt table on page 42. The short-term debt caption includes primarily domestic seasonal borrowings. The current portion of long-term debt at December 31, 1994 includes $45,000,000 of senior notes and $6,208,000 of medium-term notes and other loans. The current portion of long-term debt at December 31, 1993 includes $52,497,000 of medium-term notes and $30,204,000 of bank debt and other loans. The short-term debt at December 31, 1993 also included $31,739,000 of 10% subordinated debentures due June 30, 1994. These subordinated debentures were called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at a price equal to 100% of face value of the subordinated debentures for a total of $32,431,000.

       Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table found on page 43. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper matures within ninety days as does the short-term seasonal bank debt.

       A commercial paper program was established during fiscal 1991 for Tandy and was renewed in May 1994. The Company has $400,000,000 in committed facilities in place for the commercial paper program. These facilities are to be used only if maturing commercial paper cannot be repaid due to an inability to sell new paper. This agreement is composed of two facilities--one for $200,000,000 expiring in May 1995 and another facility for $200,000,000 expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused. The commercial paper facilities limit the amount of commercial paper that may be outstanding to a maximum of $400,000,000. At December 31, 1994, there were no amounts outstanding under the facilities.

       Long-term debt, net of current maturities, at December 31, 1994 and December 31, 1993 totaled $153,318,000 and
    $186,638,000, respectively. Included in long-term debt at December 31, 1993 is $45,000,000 of 8.69% senior notes due January 15, 1995. These senior notes had been outstanding since February 7, 1990.

       Tandy completed a $500,000,000 shelf registration in January 1991 of which $400,000,000 was designated for medium-term notes. Tandy Credit's $400,000,000 shelf registration was amended in October 1990 to add a $200,000,000 Series B medium-term note program. At December 31, 1994 available borrowing capacity under Tandy's and Tandy Credit's medium-term note programs aggregated $429,200,000. Medium-term notes outstanding at December 31, 1994 totaled $73,044,000 compared to $125,479,000 at December 31, 1993.
    The weighted average coupon rates of medium-term notes outstanding at December 31, 1994 and 1993 were 8.5% and 8.7%, respectively. The $6,000,000 of Tandy Credit's medium-term notes maturing in May and August of 1995 were paid in full in February 1995. Tandy Corporation's medium-term notes mature as follows:

    (In thousands)
    -------------------------------------------------
    Second quarter, 1996 .................... $ 1,500
    Third quarter, 1996 .....................  11,200
    Second quarter, 1997 ....................  28,500
    Second quarter, 1998 ....................  20,000
    Third quarter, 1998 .....................   5,000
    Fourth quarter, 1999 ....................   1,000
    -------------------------------------------------

       The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Employees Stock Ownership Plan in Note 14.

       Long-term borrowings outstanding at December 31, 1994 mature as follows:

    (In thousands)
    -------------------------------------------------
    1995 .................................... $61,683
    1996 ....................................  23,076
    1997 ....................................  41,399
    1998 ....................................  37,948
    1999 ....................................  12,015
    2000 and thereafter .....................  38,880
    -------------------------------------------------

       The fair value of the Company's long-term debt of $191,763,000 (including current portion, but excluding capital leases) is approximately $194,098,000 at December 31, 1994.

    Short-Term Debt
    <CAPTIONS>
                                                                              December 31,
                                                                      ------------------------------
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Short-term bank debt                                              $   78,677       $   90,612
    Current portion of long-term debt                                     51,208           82,701
    Commercial paper, less unamortized discount                           88,775          172,851
                                                                      ----------       ----------
                                                                         218,660          346,164

    Current portion of capital lease obligations                             675               --
    Current portion of guarantee of TESOP indebtedness                     9,800           10,050

    10% subordinated debentures due 1994, less
      unamortized discount of $692,000, at December 31, 1993                  --           31,739
                                                                      ----------       ----------
    Total short-term debt                                             $  229,135       $  387,953
                                                                      ==========       ==========

    Long-Term Debt
    <CAPTIONS>
                                                                              December 31,
                                                                      ------------------------------
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Notes payable with interest rates at December 31, 1994
      ranging from 5.1% to 8.69%                                      $   54,726       $   84,930
    Medium-term notes payable with interest rates at
      December 31, 1994 ranging from 7.25% to 9.67%                       73,044          125,479
                                                                      ----------       ----------
                                                                         127,770          210,409
    Less portion due within one year included in
      current notes payable                                              (51,208)         (82,701)
                                                                      ----------       ----------
                                                                          76,562          127,708
                                                                      ----------       ----------

    Capital lease obligations                                             23,238               --
    Less current portion                                                    (675)              --
                                                                      ----------       ----------
                                                                          22,563               --
                                                                      ----------       ----------

    Guarantee of TESOP indebtedness                                       63,993           68,980
    Less current portion                                                  (9,800)         (10,050)
                                                                      ----------       ----------
                                                                          54,193           58,930
                                                                      ----------       ----------
    Total long-term debt                                              $  153,318       $  186,638
                                                                      ==========       ==========

    Short-Term Borrowing Facilities
    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     ----------
    (In thousands)                                             1994             1993             1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Domestic seasonal bank credit lines and
      bank money market lines:
      Lines available at period end                         $ 1,025,000      $ 1,050,000      $ 1,255,000      $ 1,398,000
      Loans outstanding at period end                       $    77,300      $    90,000      $   240,500      $    15,000
      Compensating balance requirements                            None             None             None             None
      Weighted average interest rate at period end                 6.4%             3.6%             3.6%             4.0%
      Weighted average of loans outstanding
        during period                                       $    16,358      $   168,901      $    75,454      $    20,394
      Highest month-end borrowings                          $    88,800      $   253,200      $   255,000      $    50,350
      Weighted average interest rate during period                 5.2%             3.6%             3.6%             5.1%

    Short-term foreign credit lines:
      Lines available at period end                         $   149,084      $   143,685      $   186,841      $   340,704
      Loans outstanding at period end                       $     1,377      $       612      $    21,257      $    13,774
      Compensating balance requirements                            None             None             None             None
      Weighted average interest rate at period end                 7.4%             6.7%             9.1%            11.1%
      Weighted average of loans outstanding
        during period                                       $     3,563      $     1,956      $    22,590      $    42,638
      Highest month-end borrowings                          $     5,192      $     4,382      $    29,260      $    61,637
      Weighted average interest rate during period                 5.5%             4.0%             9.7%            13.9%

    Letters of credit and banker's acceptance lines
      of credit:
      Lines available at period end                         $   475,000      $   526,000      $   442,785      $   410,000
      Acceptances outstanding at period end                        None             None             None             None
      Compensating balance requirements                            None             None             None             None
      Letters of credit open against outstanding
        purchase orders at period end                       $    91,645      $   124,701      $   128,798      $   232,791

    Commercial paper credit facilities:
      Commercial paper outstanding at period end            $    88,775      $   172,851      $    63,879      $   109,295
      Weighted average interest rate at period end                 6.2%             3.5%             3.8%             3.8%
      Weighted average of commercial paper
        outstanding during period                           $    37,878      $   174,494      $   112,000      $    80,601
      Highest month-end borrowings                          $   177,100      $   295,500      $   312,250      $   201,900
      Weighted average interest rate during period                 4.8%             3.5%             3.5%             5.0%

    NOTE 10-LEASES
       Tandy leases rather than owns most of its facilities. The Radio Shack stores comprise the largest portion of Tandy's leased facilities. The Radio Shack, Tandy Name Brand and Computer City stores are located primarily in major shopping malls, shopping centers or freestanding facilities owned by other companies. The Company owns three of the nine Incredible Universe buildings. The store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space. In 1994, under a sale and leaseback agreement with an unrelated third party, the Company sold certain Incredible Universe stores for approximately $52,719,000 and leased the properties back under a lease agreement which matures on September 9, 1999. The transaction produced a gain of approximately $1,664,000 which was deferred and is being amortized over the life of the lease periods. The Company does not have any continuing involvement under the sale-leaseback transaction. The future minimum lease payments are included in the table below.

       Future minimum rent commitments at December 31, 1994 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

    (In thousands)            Operating Leases     Capital Leases
    -------------------------------------------------------------
    1995 ....................     $147,803             $ 4,051
    1996 ....................      141,224               4,051
    1997 ....................      124,564               4,089
    1998 ....................      107,232               4,195
    1999 ....................       88,641               4,422
    2000 and thereafter .....      336,975              43,325
                                                       -------
    Total minimum lease payments                        64,133
    Less: Amount representing interest                 (40,895)
                                                       -------
    Present value of net minimum lease payments        $23,238
                                                       =======


    Rent Expense
    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     ----------
    (In thousands)                                             1994             1993             1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Minimum rents                                           $   210,443      $   200,183      $   102,986      $   201,794
    Contingent rents                                              2,947            2,644            2,456            3,938
    Sublease rent income                                           (968)            (426)            (114)          (1,059)
                                                            -----------      -----------      -----------      -----------
    Total rent expense                                      $   212,422      $   202,401      $   105,328      $   204,673
                                                            ===========      ===========      ===========      ===========

    Space Owned and Leased (Unaudited)
    <CAPTIONS>
                                                          Approximate Square Footage
                                                               at December 31,
                                                1994                                   1993
                                 -----------------------------------    -----------------------------------
    (In thousands)                 Owned       Leased        Total        Owned       Leased        Total
    -------------------------------------------------------------------------------------------------------
    Retail
      Radio Shack                   --        10,806       10,806         --         10,767       10,767
      Computer City                 --         1,567        1,567         --            940          940
      Incredible Universe          300           609          909        300             --          300
      Tandy Name Brand              --         1,509        1,509         --          1,649        1,649
      Other                        269            --          269        275             --          275
                                 -----        ------       ------      -----         ------       ------
                                   569        14,491       15,060        575         13,356       13,931

    Manufacturing                  641           212          853        641            212          853
    Warehouse and office         3,357         2,310        5,667      3,384          1,957        5,341
                                 -----        ------       ------      -----         ------       ------
                                 4,567        17,013       21,580      4,600         15,525       20,125
                                 =====        ======       ======      =====         ======       ======

    NOTE 11-ACCRUED EXPENSES
    <CAPTIONS>
                                                                              December 31,
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Payroll and bonuses                                               $   68,974       $   57,600
    Sales and payroll taxes                                               58,168           44,790
    Insurance                                                             52,394           48,609
    Deferred service contract income                                       7,734          102,223
    Rent                                                                  25,203           22,093
    Advertising                                                           38,301           25,546
    Interest expense                                                       5,914            7,358
    Restructuring reserve                                                 83,383            6,790
    Other                                                                 36,724           34,048
                                                                      ----------       ----------
                                                                      $  376,795       $  349,057
                                                                      ==========       ==========


    NOTE 12-INCOME TAXES
       The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.


    Income Tax Expense
    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     -----------
    (In thousands)                                             1994             1993             1992             1992
    ----------------------------------------------------------------------------------------------------------------------
    Current
      Federal                                               $   109,325      $   109,543      $    63,869      $   118,552
      State                                                       8,949            8,543            1,482            4,822
      Foreign                                                     3,292            1,781            1,003            3,530
                                                            -----------      -----------      -----------      -----------
                                                                121,566          119,867           66,354          126,904
                                                            -----------      -----------      -----------      -----------
    Deferred
      Federal                                                    12,127           (4,344)         (31,123)          (5,619)
      Foreign                                                     1,512               --                5           (1,500)
                                                            -----------      -----------      -----------      -----------
                                                                 13,639           (4,344)         (31,118)          (7,119)
                                                            -----------      -----------      -----------      -----------
    Total income tax expense                                $   135,205      $   115,523      $    35,236      $   119,785
                                                            ===========      ===========      ===========      ===========

    Statutory vs. Effective Tax Rate
    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     ----------
    (In thousands)                                             1994             1993             1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Components of pretax income from continuing operations:

    United States                                           $   357,325      $   298,506      $    97,874      $   325,584
    Foreign                                                       2,215           12,649            5,043            4,914
                                                            -----------      -----------      -----------      -----------
    Income before income taxes                                  359,540          311,155          102,917          330,498
    Statutory tax rate                                            x 35%            x 35%            x 34%            x 34%
                                                            -----------      -----------      -----------      -----------
    Federal income tax at statutory rate                        125,839          108,904           34,992          112,369
    State income taxes, less federal income
       tax benefit                                                5,817            5,553              978            3,183
    Other, net                                                    3,549            1,066             (734)           4,233
                                                            -----------      -----------      -----------      -----------
    Total income tax expense                                $   135,205      $   115,523      $    35,236      $   119,785
                                                            ===========      ===========      ===========      ===========

    Effective tax rate                                           37.60%           37.13%           34.24%           36.24%
                                                            ===========      ===========      ===========      ===========



       The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns. The review in Dallas could lead to referral to the IRS National office. The resolution of this matter could result in additional taxes and interest to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $46 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also include interest. In any event the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

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

       The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. Approximately $9,786,000 of this adjustment related to continuing operations and the remaining $3,228,000 was from discontinued operations. The aggregate amount of $13,014,000 was reflected in 1993 net income as the cumulative effect of change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the then current tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated. The Company subsequently increased its U.S. deferred tax asset in 1993 as a result of legislation enacted during 1993 which increased the corporate tax rate from 34% to 35%. Deferred tax assets and liabilities as of December 31, 1994 and December 31, 1993 were comprised of the following:


    Deferred Tax Assets
    -------------------
    <CAPTIONS>
                                                                              December 31,
    (In thousands)                                                       1994             1993
    ------------------------------------------------------------------------------------------------
    Bad debt reserve                                                  $   13,268       $   14,268
    Intercompany profit elimination                                        4,849            6,654
    Deferred service contract income                                       3,333           41,290
    Restructuring reserves                                                24,680            3,362
    Insurance reserves                                                     8,484            5,607
    Loss carryforwards and carrybacks                                         --            7,231
    Foreign tax credits                                                    4,396            4,396
    Other                                                                  4,564               --
                                                                      ----------       ----------
                                                                          63,574           82,808
    Valuation allowance                                                   (4,396)          (4,396)
                                                                      ----------       ----------
      Total deferred tax assets                                           59,178           78,412
                                                                      ----------       ----------
    Deferred Tax Liabilities
    ------------------------
    Inventory adjustments, net                                             6,963            8,445
    Depreciation and amortization                                          5,886            8,322
    Credit card origination costs                                          4,410            3,221
    Deferred taxes on foreign operations                                   7,783            4,275
    Other                                                                     --            4,269
                                                                      ----------       ----------
        Total deferred tax liabilities                                    25,042           28,532
                                                                      ----------       ----------
       Net Deferred Tax Assets                                        $   34,136       $   49,880
                                                                      ==========       ==========


    NOTE 13-STOCK PURCHASE AND SAVINGS PLANS
       Stock purchase and savings plans are offered by Tandy
    Corporation to its employees. These plans are designed to provide employees with a consistent investment program which provides for their retirement and an opportunity to participate in the Company's growth.

    TANDY CORPORATION STOCK PURCHASE PROGRAM ("SPP"). The SPP is available to most employees who have been employed at least six months. Participants may contribute 1% to 10% of annual compensation. The Company matches 40%, 60% or 80% of the employee's contribution depending on the length of the employee's participation in the SPP. Tandy's contributions to the SPP were $16,881,000 and $18,955,000 for the calendar years ended December 31, 1994 and 1993, respectively, and $8,756,000 for the six months ended December 31, 1992. For fiscal 1992 the Company's contributions were $20,253,000.

    TANDY EMPLOYEES DEFERRED SALARY AND INVESTMENT PLAN ("DIP"). An eligible employee electing to participate in the DIP may defer 5% of annual compensation, subject to certain limitations established by the Tax Reform Act of 1986. The Company pays this amount into the plan as a deferred salary contribution for the account of the employee. The employee's 5% contribution is considered deferred compensation and is not taxed to the employee as long as it remains in the plan. Beginning October 1990, the Company began making contributions to the newly formed employee stock ownership plan described in Note 14 in lieu of the matching contributions to the DIP. To participate in the employee stock ownership plan, employees must continue to make deferred salary contributions to the DIP. In June 1992, the Company received a determination letter ruling that the DIP is a qualified 401(k) plan. An administrative committee appointed by the Board of Directors invests the DIP's assets primarily in Tandy securities.

    NOTE 14-TANDY EMPLOYEES STOCK OWNERSHIP PLAN ("TESOP")
       As a continuation of the Company's programs to encourage employee ownership of Tandy stock, the Company formed the TESOP on June 28, 1990. On July 31, 1990, the TESOP trustee borrowed $100,000,000 at an interest rate of 9.34% with varying semi-annual principal payments through June 30, 2000. On December 15, 1994, the TESOP entered into an agreement with an unrelated third party to refinance a portion of the TESOP's indebtedness by borrowing $5,063,000 at an interest rate of 8.76% to retire a portion of the original $100,000,000 indebtedness. The maturity date of this borrowing is December 30, 2000. The TESOP plans to borrow an additional $11,630,000 over the next five years. The final maturity on the additional borrowings is projected to be December 30, 2002. Dividend payments and contributions from Tandy will be used to repay the indebtedness. Because Tandy has guaranteed the repayment of these notes, the indebtedness of the TESOP is recognized as a long-term obligation in the accompanying consolidated balance sheet. An offsetting charge has been made in the stockholders' equity section of the accompanying consolidated balance sheet to reflect unearned compensation related to the TESOP.

       The TESOP trustee used the proceeds from the issuance of the 1990 notes to purchase 100,000 shares of Series B TESOP Convertible Preferred Stock (the "TESOP Preferred Stock") from Tandy at a price of $1,000 per share. Each share of such stock is convertible into 21.768 shares of Tandy common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semi-annually. This series of stock has certain liquidation preferences and may be redeemed by Tandy after July 1, 1994 at specified premiums.

       During the term of the TESOP, the TESOP Preferred Stock will be allocated to the participants annually based on the total debt service made on the indebtedness. In 1994 the TESOP was amended to provide for quarterly withdrawals by participants and an annual allocation of TESOP Preferred Stock to participants. The first annual allocation will occur on March 31, 1995. The allocations of preferred stock to the individual participants' accounts are determined according to the terms of the TESOP. As vested participants withdraw from the TESOP, payments are made in cash or Tandy common stock. The preferred stock has a face value of $1,000 per share and the Company is obligated to redeem the preferred stock at the higher of the appraised value or $1,000 per share in the event of a participant's withdrawal. The Company has the option to redeem the preferred stock in either cash or common stock. Forfeited shares are returned to the TESOP and allocated to the accounts of other participants. In June 1992 the Company received a determination letter ruling from the IRS that the TESOP was a qualified employee stock ownership plan.

       In fiscal 1991 Tandy recorded, as a component of stockholders' equity, $100,000,000 of unearned compensation to reflect the value of the TESOP Preferred Stock sold to the TESOP. As shares of the TESOP Preferred Stock are allocated to the TESOP participants, compensation expense is recorded and unearned compensation is reduced. Interest expense on the TESOP notes is also recognized as a cost of the TESOP. The compensation component of the TESOP expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock with any dividends in excess of the compensation expense reflected as a reduction of interest expense. During the year ended December 31, 1994, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $10,008,000 and $6,202,000, respectively. The compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $9,605,000 and $7,195,000, respectively, during the year ended December 31, 1993. During the six months ended December 31, 1992, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $4,266,000 and $3,969,000, respectively. Such amounts for fiscal 1992 were $8,233,000 and $8,526,000, respectively. Contributions from Tandy to the TESOP for the years ended December 31, 1994 and 1993 totaled $11,189,000 and $17,895,000, respectively, including the $6,777,000 and $7,135,000 of dividends paid on the TESOP Preferred Stock. Contributions for the six months ended December 31, 1992 and the year ended June 30, 1992 totaled $9,269,000 and $16,926,000, respectively, including the $3,665,000 and $7,441,000 of dividends paid on the TESOP Preferred Stock.

       At September 30, 1994, 31,020 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the TESOP (including 10,288 shares which had been withdrawn by participants). At December 31, 1994, 8,142 shares of TESOP Preferred Stock were released for allocation to participants at March 31, 1995. At December 31, 1994, 60,838 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP.

       Under the terms of Tandy's guarantee of the notes, Tandy is obligated to make semiannual contributions to the TESOP to enable it to pay principal and interest on the debt securities. Tandy has fully and unconditionally guaranteed the TESOP's payment obligations, whether at maturity, upon redemption, upon declaration of acceleration or otherwise. The holders of the notes have no recourse against the assets of the TESOP except in the event that the TESOP defaults on payments due and then only to the extent that the TESOP holds cash payments made by Tandy to the TESOP to enable it to meet its obligations under the notes and any earnings attributable to such contributions. No amounts were in default as of December 31, 1994. The TESOP fiscal year ends on March 31. At March 31, 1994, the TESOP held as assets $95,786,000 of TESOP Preferred Stock and $4,186,000 of receivables and had liabilities comprised of the remaining principal on the notes of $68,980,000 and accrued interest payable on the notes of $1,611,000, resulting in net assets of $29,381,000.

    NOTE 15-STOCK OPTIONS AND PERFORMANCE AWARDS
      1985 Stock Option Plan ("SOP")
      ------------------------------
       Under the 1985 SOP, as amended, options to acquire up to 2,000,000 fully registered shares of Tandy's common stock may be granted to officers and key management employees of the Company. The Organization and Compensation Committee (the "Committee") has sole discretion in determining whether to grant options, who shall receive them, the number of options granted to any individual and whether an option will be an incentive stock option or a nonstatutory stock option. The term of incentive stock options may not exceed 10 years and the term of nonstatutory stock options may not exceed a term of 10 years plus one month. No option may be exercised within one year of the date of grant and then may be exercised in specified installments only after stated intervals of time.

       The maximum amount that may be exercised at the expiration of each of the first through fifth anniversaries of the nonstatutory stock options is 20%. On each of the first three anniversaries of the date of grant of the incentive stock options, one-third of each individual's options become exercisable. Upon termination of employment, the optionee must exercise all currently vested options by the earlier of the option expiration date(s) or three months from the date of termination of employment or forfeit such options, except that upon retirement at age 55 or older the three months is extended to 12 months in the case of nonstatutory stock options only. Notwithstanding the grant of options initially exercisable in installments, upon the termination of employment as a result of death or total disability of an optionee, all options then held shall for a period of 12 months, subject to earlier termination at the fixed expiration date, become immediately exercisable without regard to dates at which the installments are exercisable. Upon the retirement of an optionee at age 55 or older, the Committee may in its discretion accelerate the dates at which remaining installments of options may be exercised to the date of retirement. In the event of a change in control, all outstanding options become immediately exercisable for the full number of shares subject to options. The option price is determined by the Committee at the time the option is granted, but the option price will not be less than 100% of the fair market value of the stock on the date of grant. Since the option prices have been fixed at the market price on the date of grant, no compensation has been charged against earnings by the Company. Authorized and unissued shares or treasury stock may be issued to participants when options are exercised.

       The SOP provides for adjustments to be made to options outstanding under the plan in order to prevent dilution of options upon the occurrence of a number of events, including the distribution of shares of a subsidiary of the Company to its stockholders.

       Under the SOP there were 1,290,974 vested options which could have been exercised for a total price of $44,460,052 at December 31, 1994. Shares available for additional grants under the SOP were 242,626 at December 31, 1994.

      1993 Incentive Stock Plan ("ISP")
      ---------------------------------
       During March 1993, the Board adopted the ISP, as amended.
    The ISP is administered by the Committee. A total of 3,000,000 shares of the Company's common stock were reserved for issuance under the ISP and have been registered with the Securities and Exchange Commission.

       The ISP permits the grant of incentive stock options
    ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

       Grants of options under the ISP shall be for terms specified by the Committee, except that the term shall not exceed 10 years (5 years if granted to a 10% or more stockholder of the Company's common stock). Subject to the discretion of the Committee, options become exercisable in such installments and at such times as specified in the option agreements, payments for shares issuable upon exercise of an option may be made in cash, common stock, or a combination of both. The amount payable upon exercise of a SAR may be made at the discretion of the Committee either in cash or common stock or in a combination of cash and common stock. Provisions of the ISP generally provide that in the event of a change in control all options become immediately and fully exercisable and all restrictions on restricted stock lapse.

       As part of the ISP, each non-employee director of the Company receives a grant of NSOs for 3,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"). Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant. The first grant of the Director Options was made on September 1, 1993.

       The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

       At December 31, 1994 there were 122,290 vested options which could have been exercised for a total exercise price of $4,584,645 and 2,258,200 shares available for additional grants under the ISP. The ISP shall terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under the ISP thereafter.

       Stock option activity from June 30, 1991 through December
    31, 1994, including GRiD options, is summarized in the accompanying chart.


    Stock Option Activity
    <CAPTIONS>
                                                                                                 Aggregate
                                                              Number        Option Price         Exercised
    (In thousands, except per share amounts)                of Shares        Per Share             Value
    -------------------------------------------------------------------------------------------------------
    June 30, 1991 ................................            1,414         $5.94--$47.50         $ 49,651
    Options granted ..............................              358        $24.25--$28.19           10,057
    Options exercised ............................              (20)        $5.94--$17.81             (119)
    Options cancelled ............................              (45)        $5.94--$47.50           (1,574)
                                                              -----                               --------
    June 30, 1992 ................................            1,707         $5.94--$47.50           58,015
    Options granted ..............................              254            $30.38                7,716
    Options exercised ............................               (9)            $5.94                  (52)
    Options cancelled ............................              (12)        $5.94--$47.50             (353)
                                                              -----                               --------
    December 31, 1992 ............................            1,940         $5.94--$47.50           65,326
    Options granted ..............................              368        $30.00--$37.25           13,343
    Options exercised ............................             (182)        $5.94--$47.50           (5,341)
    Options cancelled ............................             (162)        $5.94--$47.50           (5,533)

                                                              -----                               --------
    December 31, 1993 ............................            1,964        $25.06--$46.13           67,795
    Options granted ..............................              398        $37.00--$44.19           17,401
    Options exercised ............................              (76)       $25.06--$41.94           (2,465)
    Options cancelled ............................             (110)       $25.06--$46.13           (4,068)
                                                              -----                               --------
    December 31, 1994 ............................            2,176        $25.06--$45.88         $ 78,663
                                                              =====                               ========


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

    NOTE 18-ISSUANCE OF SERIES C PERCS AND TENDER OFFER
       In February 1992, the Company issued 15,000,000 depositary shares of Series C Conversion Preferred Stock ("Series C PERCS") at $29.50 per depositary share (equivalent to $2,950.00 for each Series C PERCS). Each of the depositary shares represents ownership of 1/100th of a share of Series C PERCS. The annual dividend for each depositary share is $2.14 (based on the annual dividend rate for each Series C PERCS of $214.00). On April 15, 1995, each of the depositary shares will automatically convert into (i) one share of Tandy common stock (equivalent to 100 shares for each Series C PERCS) subject to adjustment in certain events and (ii) the right to receive on such date an amount in cash equal to all accrued and unpaid dividends thereon. The liquidation preference for each depositary share is $29.50 (equivalent to $2,950.00 for each Series C PERCS) plus any accrued and unpaid dividends.

       Tandy announced on January 23, 1995 that it had exercised its right to call all the issued and outstanding PERCS for conversion on March 10, 1995, prior to its mandatory conversion date of April 15, 1995. For each PERCS depositary share redeemed, 0.787757 Tandy common shares will be issued for an aggregate of approximately 11,816,000 shares. In addition, each PERCS depositary share will receive a dividend in cash of $0.321 representing the accrued dividend from January 16, 1995 through the redemption date of March 10, 1995.

    NOTE 19-SUPPLEMENTAL CASH FLOW INFORMATION
       The effects of changes in foreign exchange rates on cash balances have not been material. Cash flows from operating activities included cash payments as follows:

    <CAPTIONS>
                                                                   Year Ended             Six Months Ended    Year Ended
                                                                   December 31,              December 31,       June 30,
                                                            ---------------------------     --------------     ----------
    (In thousands)                                             1994             1993             1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Interest paid                                           $   31,440       $   47,223       $   29,480       $   59,214
    Income taxes paid                                       $   84,516       $  105,313       $   62,466       $  135,736


       A capital lease obligation of $23,873,000 was recorded during the year for the lease of certain retail stores.

    NOTE 20-LITIGATION
        The Company is a defendant in a consolidated action titled "O'Sullivan Industries Holdings, Inc. Securities Litigation", which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that O'Sullivan's initial public offering prospectus, certain press releases and other materials contained material misrepresentations and omissions. They have also named O'Sullivan, O'Sullivan's officers and directors, and the underwriters as defendants. Tandy believes that the lawsuit is totally without merit and is defending itself vigorously. It further believes that even though an adverse resolution of the litigation may have a negative impact on its results of operation in the year of resolution, resolution will not have a material adverse effect on its financial condition or liquidity.

       Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1994. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

    NOTE 21-DISCONTINUED OPERATIONS
       On June 25, 1993, the Board of Directors of Tandy adopted a formal plan of divestiture under which the Company would sell its computer manufacturing and marketing businesses, the O'Sullivan Industries, Inc. ("O'Sullivan") ready-to-assemble furniture manufacturing and related marketing business, the Memtek Products division and the Lika printed circuit board business.

         Computer Manufacturing. The Company closed the sale of the computer manufacturing and marketing businesses to AST Research, Inc. ("AST") on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $90,000,000 is payable by a promissory note. The principal amount of this promissory note is payable by July 12, 1996; interest is accrued and paid annually. The interest rate on the promissory note is currently 4.94% per annum and is adjusted annually, not to exceed 5% per annum. The terms of the promissory note stipulate that the outstanding principal balance may be paid at maturity at AST's option in cash or the common stock of AST. However, at Tandy's option not more than 50% of the initial principal balance may be paid in common stock of AST. The promissory note is supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. At December 31, 1994, the standby letter of credit approximated $67,704,000.

         In October 1993, the Company sold its computer marketing operations in France to AST, together with certain other multimedia assets and additional Swedish inventory, in return for an increase in the principal amount of the promissory note described above to $96,700,000. The Company has discounted this note by $2,000,000 and the discount will be recognized as interest using the effective interest rate method over the life of the note.

         Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny"), to purchase certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. Hanny is a subsidiary of Hanny Magnetics (Holdings) Limited, a Bermuda corporation, listed on the Hong Kong Stock Exchange. Proceeds from this sale aggregated $69,602,000. The $7,102,000 receivable which remained at December 31, 1993 was paid in 1994.

         O'Sullivan Industries. On January 27, 1994 the Company announced that it had reached an agreement with the underwriters to sell all the common stock of O'Sullivan Industries Holdings, Inc., the parent company of O'Sullivan, to the public at $22 per share. The net proceeds realized by Tandy in the initial public offering, together with a $40,000,000 cash dividend from O'Sullivan Industries, Inc., approximated $350,000,000. The initial public offering closed on February 2, 1994.

         Tandy has recognized income of approximately $4,399,000, net of tax, during the year ended December 31, 1994 pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement between Tandy and O'Sullivan under which Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year time period and are contingent upon O'Sullivan's taxable income each year. The Company is recognizing these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Tax Sharing and Tax Benefit Reimbursement Agreement. The additional gain is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

         Lika. On October 11, 1994, Tandy sold the assets used in its Lika(R) printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale and liquidation of assets approximated $16,380,000 which included $7,754,000 in cash, proceeds from liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000.

       In connection with the computer manufacturing sale, the Memtek Products sale and the Lika sale, the Company agreed to retain certain liabilities primarily relating to warranty obligations on products sold prior to the sale. Management believes that accrued reserves, as reflected on its December 31, 1994 balance sheet, are adequate to cover estimated future warranty obligations for the products.

       The losses from discontinued operations prior to the measurement date are outlined in the table below.

    <CAPTIONS>
                                                                 Year Ended     Six Months Ended    Year Ended
                                                                December 31,      December 31,       June 30,
                                                                ------------      -----------      -----------
    (In thousands)                                                  1993              1992             1992
    ---------------------------------------------------------------------------------------------------------------------
    Net sales and operating revenues                            $   368,137       $   500,861      $   940,591
                                                                ===========       ===========      ===========
    Loss from discontinued operations:
    Operating loss before income tax                            $   (59,549)      $   (72,665)     $   (30,503)
    Income tax benefit                                                1,930             8,790            3,637
                                                                -----------       -----------      -----------
    Operating loss                                                  (57,619)      $   (63,875)     $   (26,866)
                                                                -----------       ===========      ===========

    Estimated loss on disposal                                      (63,778)
    Estimated operating loss during
      phase out period                                               (7,000)
    Income tax benefit                                               16,600
                                                                -----------
    Loss on disposal                                                (54,178)
                                                                -----------
    Total loss from discontinued                                $  (111,797)
                                                                ===========


       A loss from the sale of the Company's computer manufacturing operations to AST, inclusive of losses from operations during the phase out period, was offset by gains from the sale of Memtek Products, O'Sullivan and Lika, also inclusive of results of operations during the phase out period.

       Interest expense of $4,608,000 allocated through the measurement date of June 30, 1993 and $5,170,000 for the six months ended December 31, 1992, has been allocated to discontinued operations based on the percentage of the net assets of discontinued operations to total net assets.

    NOTE 22-RELATIONS WITH INTERTAN
       InterTAN, the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the merchandise purchase terms of the original distribution agreement, InterTAN could purchase on payment terms products sold or secured by Tandy. A&A International ("A&A"), a subsidiary of Tandy, was the exclusive purchasing agent for products originating in the Far East for InterTAN.

       On July 16, 1993 InterTAN had an account payable to Tandy of approximately $17,000,000 of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Because InterTAN had defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. The agreements were extended on July 23, 1993.

       On July 30, 1993 Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks has been restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1994, InterTAN's common stock price, as quoted in the Wall Street
                                                    -----------
    Journal, was $8.125 per share.  The fair market value of
    -------
    these warrants at December 31, 1994 approximates $2,500,000.

       In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000 (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. The notes represented the restructuring of InterTAN accounts payable for merchandise already shipped and required monthly interest payments. All principal and interest on the Series C note was paid in full by December 31, 1993. The Series D note was paid in full during the first quarter of 1994. All of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K.

      A new merchandise agreement was reached with InterTAN in October 1993 which requires future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements provide for a future royalty to Tandy. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $24,705,000 at December 31, 1994.

       InterTAN has increased its bank revolving credit facility with its new banking syndicate to Canadian $60,000,000 (U.S. $42,774,000 equivalent at December 31, 1994). In the case of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

       As of December 31, 1994 InterTAN owed Tandy an aggregate of $39,965,000, net of discount. The current portion of the obligation approximates $8,707,000 and the non-current portion approximates $31,258,000. In 1994 Tandy recognized $3,855,000 in accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Accretion of this discount is based on the effective interest rate method. Tandy recognized sales to and commission income from InterTAN of approximately $19,764,000 and interest income of $8,280,000 during fiscal 1994. During the year ended December 31, 1993, Tandy recognized approximately $93,315,000 of sales to InterTAN and interest income of $3,085,000. Tandy's sales to InterTAN totaled $90,130,000 during the six months ended December 31, 1992 and $171,126,000 during fiscal 1992.

       A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Commencing in March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, sales by Tandy to InterTAN in 1994 are considerably lower than in prior years; however, the earned income relating thereto was not materially different.

       Through February 1995 InterTAN has met all of its payment obligations to Tandy. In addition, its operations have improved in fiscal 1995 as evidenced by its published net income for the six months ended December 31, 1994 approximating $17,704,000 or $1.11 per fully diluted share as opposed to net income of $4,567,000 or $0.49 per fully diluted share for the same period in the prior year. As a result, nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

       Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at the present, the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.

    NOTE 23-QUARTERLY DATA (UNAUDITED)
       As the Company's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

       During the quarter ended December 31, 1994, the Company recognized a restructuring charge of $89,071,000 for business restructuring relating to the closing of certain retail stores. The Company also recognized a gain of $91,437,000 relating to the sale of Computer City and Incredible Universe private label credit card portfolios and the transfer of the Company's legal obligations pursuant to extended service contracts. See Notes 3 and 4 for further information.

       During the quarter ended December 31, 1993, the Company recognized a gain, net of tax, from discontinued operations of approximately $15,822,000. This gain partially offset the after-tax charge of $70,000,000 previously taken in the June 1993 quarter and reduced the loss on disposal of discontinued operations to approximately $54,178,000. The gain resulted from the better than anticipated sales price received for O'Sullivan partially offset by additional foreign currency translation losses and below plan operating results of the divested companies during the divestment period, net of related income tax adjustments. See Note 21 for further information on discontinued operations.

       During the quarter ended March 31, 1993, the Company adopted FAS 109 which changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 totaled $13,014,000. This amount is reflected in 1993 net income as the cumulative effect of a change in accounting principle. See Note 12 for further information on Change in Accounting Principle - Provision for Income Taxes.

       As discussed in detail in Note 2, income per share amounts and the weighted average of common and common equivalent shares outstanding for all quarters commencing with the quarter ending March 31, 1992 (quarter of issuance) through September 30, 1994 have been retroactively restated to reflect that the PERCS will convert into 11,816,000 shares of common stock.


    QUARTERLY DATA (Unaudited)
    <CAPTIONS>
                                                                                   Three Months Ended
                                                            -------------------------------------------------------------
    (In thousands)                                            March 31         June 30          Sept. 30         Dec. 31
    ---------------------------------------------------------------------------------------------------------------------
    Year ended December 31, 1994:
    Net sales and operating revenues                        $   992,135      $ 1,009,277      $ 1,119,155      $ 1,823,112
    Gross profit                                                407,354          407,174          447,656          663,880
    Net income                                                   41,795           34,415           46,191          101,934

    Net income available per average
      common and common equivalent share                    $      0.53      $      0.44      $      0.59      $      1.37

    Dividends declared per common share                     $      0.15      $      0.15      $      0.15      $      0.18

    Average common and common
      equivalent shares outstanding                              75,802           75,417           75,023           73,262

    Year ended December 31, 1993:
    Net sales and operating revenues                        $   864,712      $   843,111      $   939,897      $ 1,454,831
    Gross profit                                                389,720          368,866          400,535          560,823
    Income from continuing operations                            40,673           31,741           42,559           80,659
    Income (loss) from discontinued
      operations, net of tax                                    (18,542)        (109,077)              --           15,822
    Cumulative effect on prior years of
      change in accounting principle                             13,014               --               --               --
    Net income (loss)                                            35,145          (77,336)          42,559           96,481

    Net income (loss) available per average
      common and common equivalent share:
    Income from continuing operations                       $      0.52      $      0.40      $      0.54      $      1.04
    Income (loss) from discontinued operations                    (0.25)           (1.45)              --             0.21
    Cumulative effect on prior years of
      change in accounting principle                               0.17               --               --               --
    Net income (loss) available per average
      common and common equivalent share                           0.44            (1.05)            0.54             1.25

    Dividends declared per common share                     $      0.15      $      0.15      $      0.15      $      0.15

    Average common and common
      equivalent shares outstanding                              75,081           75,387           75,666           76,033

                          TANDY CORPORATION
                          INDEX TO EXHIBITS

    Exhibit                                            Sequential
    Number   Description                                Page No.

    2a       Agreement for Purchase and Sale of Assets
             dated as of June 30,   1993 between AST
             Research, Inc., as Purchaser and Tandy
             Corporation, TE Electronics Inc., and GRiD
             Systems Corporation, as Sellers (without exhibits) (filed as Exhibit 2 to Tandy's
             July 13, 1993 Form 8-K filed on July 27,
             1993, Accession No. 0000096289-93-000004
             and incorporated herein by reference).

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

    2e Acquisition Agreement dated January 18, 1995 between Hurley State Bank, as purchaser and Tandy Credit Corporation as seller (without exhibits) (filed as Exhibit (c) to Tandy's
             January 18, 1995 Form 8-K filed on February
             2, 1995, Accession No. 0000096289-95-000008
             and incorporated herein by reference).

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

    10b*     Form of Executive Pay Plan Letters.               59

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

    10o* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries (i) Formula,
             (ii) Discretionary, and (iii) Pay Plan (filed as Exhibit 10o to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-
             94-000029 and incorporated herein by reference).

    10p*     Form of Indemnity Agreement with Directors,
             Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit 10p to Tandy's Form 10-K filed on March 30, 1994,
             Accession No. 0000096289-94-000029 and
             incorporated herein by reference).

    11       Statement of Computation of Earnings per Share    67

    12       Statement of Computation of Ratios of Earnings
             to Fixed Charges                                  69

    21       Subsidiaries                                      70

    23       Consent of Independent Accountants                71

    27       Financial Data Schedule

    _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                      EXHIBIT 10b
    January 1, 1995


    TO:

    FROM:      Richard Ramsey

    SUBJECT:   Compensation Plan, Fiscal Year 1995


    Your compensation plan for fiscal year 1995 is outlined below.

    I.   FY 1995 Base Salary
         -------

         Your Base Salary for FY95 shall be $.


    II. Your bonus for FY95 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE
         GOALS times the FACTORS set forth below.


         The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

         TARGET INCENTIVE GOALS:

         1.  INCOME
         Each percentage point of positive change that the Tandy
         Corporation and subsidiaries income from operations
         (before income taxes) increases from the prior year.

         2. Each percentage point of positive change that the Tandy Services net income (Pre-Admin) increases from the prior year. Tandy Services, for this calculation, will include TE-US, TE-Asia, Tandy Services Consolidation (P&L RS3-8200), Tandy Transportation, Consumer Mail and Express Order Marketing (P&L RS2-2200).

         Your factors to be used for each of the calculations above are as follows:

           1.  Tandy Corporation income increase: $

           2.  Tandy Services Income increase: $

    Page 2
    January 1, 1995
    Compensation Plan, FY95


    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
         Incentive Goal
         --------------

                                        Minimum Increase %
                                        ------------------
           1. Tandy Corporation Income         3

           2. Tandy Services Income            75



         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated.
         No bonus will be paid unless the accumulated bonus exceeds 9% of your base salary.

         Bonus will only be paid on each goal which exceeds the
                    ----
         Minimum Increase % set forth above.

    IV.  Maximum Bonus:

         The bonus paid will be limited to an amount not to exceed $.

    V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, you forfeit your rights to receive a bonus except at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus for the current year-to-date will be calculated to the nearest end of the month preceding or succeeding such event, using the formula above and adjusting for the partial year. The amount will be paid to you or the legal representative of your estate.

    VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change.

    January 1, 1995


    TO:

    FROM:      Richard Ramsey

    SUBJECT:   Compensation Plan, Fiscal Year 1995


    Your compensation plan for fiscal year 1995 is outlined below.

    I.   FY 1995 Base Salary
         -------

         Your Base Salary for FY95 shall be $.


    II. Your bonus for FY95 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE
         GOALS times the FACTORS set forth below.

         The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

         TARGET INCENTIVE GOALS:

         TANDY CORPORATION
         -----------------

         1. INCOME
         Each percentage point of positive change that the Tandy
         Corporation and subsidiaries income from operations
         (before income taxes) increases from the prior year.

         2. EARNINGS PER SHARE
         Each percentage point of positive change that the Tandy
         Corporation earnings per share increases from the prior year.

         3. STOCK PRICE
         a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1994 and 1995.

         b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Percentages shall be calculated to two decimal points.


           Your factors to be used for each of the calculations above are as follows:

           1. Income increase: $

           2. Earnings per share increase: $

           3. Stock price increase: $

    Page 2
    January 1, 1995
    Compensation Plan, FY95



         REAL ESTATE
         -----------

         Additional bonus will be paid based on targets set forth in Attachment 1.


    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
         Incentive Goal
         --------------

                                           Minimum
                                           -------
           1. Income                     3% Increase

           2. Earnings per share         3% Increase

           3. Stock price
              a. Tandy Stock Increase    5% Increase
              b. Peer Group                  N/A

           4. Real Estate -
              Net Store Openings           75 Stores Opened
              Closed Store Buyouts        120 Store Buyouts


         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated.
          No bonus will be paid unless the accumulated bonus exceeds 12% of your base salary.

         Bonus will only be paid on each goal which exceeds the
                    ----
         Minimum Increase % set forth above.

    IV.  Maximum Bonus:

         The bonus paid will be limited to an amount not to exceed $.

    V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, you forfeit your rights to receive a bonus except at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus for the current year-to-date will be calculated to the nearest end of the month preceding or succeeding such event, using the formula above and adjusting for the partial year. The amount will be paid to you or the legal representative of your estate.

    VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change.

    December 31, 1994


    TO:

    FROM:      Richard Ramsey

    SUBJECT:   Compensation Plan, Fiscal Year 1995


         Your compensation plan for fiscal year 1995, as approved by the Organization and Compensation Committee of the Board of Directors, is outlined below.

    I.   FY 1995 Base Salary
         -------

         Your Base Salary for FY95 shall be $


    II. Your bonus for FY95 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE
         GOALS times the FACTORS set forth below.

         The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

         TARGET INCENTIVE GOALS:

         1. INCOME
         Each percentage point of positive change that the Tandy
         Corporation and subsidiaries income from operations
         (before income taxes) increases from the prior year.

         2. EARNINGS PER SHARE
         Each percentage point of positive change that the Tandy
         Corporation earnings per share increases from the prior year.

         3. STOCK PRICE
         a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1994 and 1995.

         b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Percentages shall be calculated to two decimal points.

           Your factors to be used for each of the calculations above are as follows:

           1. Income increase: $


           2. Earnings per share increase: $

           3. Stock price increase: $

    Page 2
    December 31, 1994
    Compensation Plan, FY95






    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
         Incentive Goal
         --------------

                                           Minimum Increase %
                                           ------------------
           1. Income                              3

           2. Earnings per share                  3

           3. Stock price
              a. Tandy Stock Increase             5
              b. Peer Group                       N/A


         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated.
         No bonus will be paid unless the accumulated bonus exceeds 12% of your base salary.

         Bonus will only be paid on each goal which exceeds the
                    ----
         Minimum Increase % set forth above.

    IV.  Maximum Bonus:

         The bonus paid will be limited to an amount not to exceed $.

    V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, you forfeit your rights to receive a bonus except at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus for the current year-to-date will be calculated to the nearest end of the month preceding or succeeding such event, using the formula above and adjusting for the partial year. The amount will be paid to you or the legal representative of your estate.

    VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change.

    January 1, 1995

    TO:

    FROM:      Richard Ramsey

    SUBJECT:   Compensation Plan, Fiscal Year 1995


    Your compensation plan for fiscal year 1995 is outlined below.

    I.   FY 1995 Base Salary
         -------

         Your Base Salary for FY95 shall be $


    II. Your bonus for FY95 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE
         GOALS times the FACTORS set forth below.

         The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

         TARGET INCENTIVE GOALS:

         1. INCOME
         Each percentage point of positive change that the Radio
         Shack Division net income (before income taxes) increases from the prior year.

         2. SALES
         Each percentage point of positive change that the Radio
         Shack Division sales increase from the prior year.

         3. GROSS PROFIT
         Each percentage point of positive change that the Radio
         Shack Division gross profit dollars increase from the prior year.

         Radio Shack results will be adjusted to reflect certain
         Tandy Support Operations for 1994 and 1995.

           Percentages shall be calculated to two decimal points.

           Your factors to be used for each of the calculations above are as follows:

           1. Radio Shack income increase: $

           2. Radio Shack sales increase: $

           3. Radio Shack gross profit dollars increase: $

    Page 2
    January 1, 1995
    Compensation Plan, FY95



    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
         Incentive Goal
         --------------

                                           Minimum Increase %
                                           ------------------
           1. Income                              2

           2. Sales                               1

           3. Gross Profit                        1


         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated.
         No bonus will be paid unless the accumulated bonus exceeds 12% of your base salary.

         Bonus will only be paid on each goal which exceeds the
                    ----
         Minimum Increase % set forth above.

    IV.  Maximum Bonus:

         The bonus paid will be limited to an amount not to exceed $.

    V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, you forfeit your rights to receive a bonus except at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus for the current year-to-date will be calculated to the nearest end of the month preceding or succeeding such event, using the formula above and adjusting for the partial year. The amount will be paid to you or the legal representative of your estate.

    VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change.


                                                      TANDY CORPORATION                                              EXHIBIT 11
                                       STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

    <CAPTIONS>
                                                                           Year Ended            Six Months Ended   Year Ended
                                                                           December 31,             December 31,      June 30,
                                                                    ---------------------------    --------------   -----------
    (In thousands, except per share amounts)                           1994            1993            1992            1992
    ---------------------------------------------------------------------------------------------------------------------------
    PRIMARY EARNINGS PER SHARE

    Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

    Net income, as reported                                         $   224,335     $    96,849     $     3,806     $   183,847
    Less dividends on preferred stock:
      Series B, net of tax in 1992 (a)                                   (6,777)         (7,136)         (2,419)         (4,911)
                                                                    -----------     -----------     -----------     -----------
    Net income available to common
      shareholders for primary earnings per share                   $   217,558     $    89,713     $     1,387     $   178,936
                                                                    ===========     ===========     ===========     ===========

    Weighted average number of common shares outstanding                 62,769          63,582          63,072          74,631
    Weighted average number of $2.14 depositary shares,
      representing Series C preferred stock, treated as
      common stock due to mandatory conversion (b)                       11,816          11,816          11,816           4,100
    Weighted average number of common shares issuable
      under stock option plans, net of assumed treasury stock
      repurchases at average market prices                                  289             145              30              57
                                                                    -----------     -----------     -----------     -----------
    Weighted average number of common and common
      equivalent shares outstanding                                      74,874          75,543          74,918          78,788
                                                                    ===========     ===========     ===========     ===========
    Net income available per average
      common and common equivalent share                            $      2.91     $      1.19     $      0.02     $      2.27
                                                                    ===========     ===========     ===========     ===========

    FULLY DILUTED EARNINGS PER SHARE (c)

    Reconciliation of net income per statements of income to
      amounts used in computation of fully diluted earnings per share:
      Net income available to common stockholders                   $   217,558     $    89,713     $     1,387     $   178,936
      Adjustments for assumed conversion of Series B preferred
        stock to common stock as of the beginning of the period:
      Plus dividends on Series B preferred stock, net of tax (a)          6,777             (d)             (d)           4,911
      Less additional contribution that would have been required for
        the TESOP if Series B preferred stock had been converted         (3,874)            (d)             (d)          (3,612)
                                                                    -----------     -----------     -----------     -----------
    Net income available per common and
      common equivalent share, as adjusted                          $   220,461     $    89,713     $     1,387     $   180,235
                                                                    ===========     ===========     ===========     ===========

    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:
      Weighted average number of shares outstanding                      74,874          75,543          74,918          78,788
      Adjustments to reflect assumed exercise of stock
        options as of the beginning of the period                            95             223              35              35
        Adjustment to reflect assumed conversion of
          Series B preferred stock to common stock as
          of the beginning of the period                                  1,990             (d)             (d)           2,166
                                                                    -----------     -----------     -----------     -----------
        Weighted average number of common and common
          equivalent shares outstanding, as adjusted                     76,959          75,766          74,953          80,989
                                                                    ===========     ===========     ===========     ===========
    Fully diluted net income available per average
       common and common equivalent share                           $      2.86     $      1.18     $      0.02     $      2.23
                                                                    ===========     ===========     ===========     ===========

    (a) Series B dividends for the years ended December 31, 1994 and 1993 are not net of income tax benefits associated with unallocated shares in the TESOP in accordance with EITF Issue 92-3.
    (b) Effect of mandatory conversion of Series C preferred stock for the year ended December 31, 1993, the six months ended
        December 31, 1992 and the year ended June 30, 1992 have been restated to reflect the actual number of shares of common stock into which the Series C PERCS will be converted on March 10, 1995.
    (c) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
    (d) For the year ended December 31, 1993 and the six months ended December 31, 1992 these items are antidilutive and thus are omitted from the calculation.


                                                      TANDY CORPORATION                                              EXHIBIT 12
                                STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (1)
    <CAPTIONS>
                                                           Year Ended        Six Months Ended
                                                          December 31,         December 31,          Year Ended June 30,
                                                     -----------------------    ---------   --------------------------------------
    (In thousands, except per share amounts)           1994          1993          1992        1992         1991         1990
    ------------------------------------------------------------------------------------------------------------------------------
    Ratio of Earnings to Fixed Charges:

    Income from continuing operations                 $ 224,335    $ 195,632    $  67,681    $ 210,713    $ 219,935    $ 277,122
    Plus provision for income taxes                     135,205      115,523       35,236      119,785      123,342      167,926
                                                      ---------    ---------    ---------    ---------    ---------    ---------
    Income before income taxes                          359,540      311,155      102,917      330,498      343,277      445,048
                                                      ---------    ---------    ---------    ---------    ---------    ---------
    Fixed charges:

    Interest expense and amortization
      of debt discount                                   30,047       39,707       20,532       43,154       70,313       58,592
    Amortization of issuance expense                        261          409          591          563          400          325
    Appropriate portion (33 1/3%) of rentals             70,800       67,467       35,109       68,224       63,980       59,123
                                                      ---------    ---------    ---------    ---------    ---------    ---------
      Total fixed charges                               101,108      107,583       56,232      111,941      134,693      118,040
                                                      ---------    ---------    ---------    ---------    ---------    ---------

    Earnings before income taxes
       and fixed charges                              $ 460,648    $ 418,738    $ 159,149    $ 442,439    $ 477,970    $ 563,088
                                                      =========    =========    =========    =========    =========    =========

    Ratio of earnings to fixed charges                     4.56         3.89         2.83         3.95         3.55         4.77
                                                      =========    =========    =========    =========    =========    =========

    Ratio of Earnings to Fixed Charges
      and Preferred Dividends:

    Total fixed charges, as above                       101,108      107,583       56,232      111,941      134,693      118,040
    Preferred dividends                                  38,877       36,738       18,469       20,014        6,875           --
                                                      ---------    ---------    ---------    ---------    ---------    ---------
    Total fixed charges and preferred                 $ 139,985    $ 144,321    $  74,701    $ 131,955    $ 141,568    $ 118,040
                                                      =========    =========    =========    =========    =========    =========

    Earnings before income taxes, fixed charges
      and preferred dividends                         $ 460,648    $ 418,738    $ 159,149    $ 442,439    $ 477,970    $ 563,088
                                                      =========    =========    =========    =========    =========    =========
    Ratio of earnings to fixed charges
      and preferred dividends                              3.29         2.90         2.13         3.35         3.38         4.77
                                                      =========    =========    =========    =========    =========    =========

    (1) The computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred
        Dividends excludes results of operations from discontinued operations and fixed charges relating to these same operations.


                          TANDY CORPORATION

                              EXHIBIT 21

                            SUBSIDIARIES


    The largest subsidiaries of the Company are:

                                           State of Incorporation
                                           ----------------------
    Tandy Credit Corporation                     Delaware

    Technology Properties, Inc.                  Delaware

    Trans World Electronics, Inc.                 Texas


    All of the subsidiaries of Tandy Corporation are included in the Company's consolidated financial statements. All other subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                          TANDY CORPORATION

                              EXHIBIT 23

                  CONSENT OF INDEPENDENT ACCOUNTANTS



    We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration No. 33-37970) of Tandy Corporation and Form S-3 (Registration No. 33-15624) of Tandy Credit Corporation and to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 33-23178, 33-41523, 33-51019, 33-51599 and 33-51603) of our
    report dated February 22, 1995, appearing on page 28 in this Annual Report on Form 10-K.







    /s/ Price Waterhouse LLP
    ------------------------
    PRICE WATERHOUSE LLP

    Fort Worth, Texas
    March 30, 1995