Form 10-Q
period 1995-03-31
TANDY CORP /DE/
filed 1995-05-12
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q




     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    --- SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    --- SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____  to ____

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

    The number of shares outstanding of the issuer's Common
    Stock, $1 par value, on April 30, 1995 was 65,850,236.

        Index to Exhibits is on Sequential Page No. 14.
                        Total pages 19.

                PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                                          TANDY CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Income (Unaudited)
    <CAPTIONS>
                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
    (In thousands, except per share amounts)                                   1995           1994
                                                                           -----------    -----------
    Net sales and operating revenues                                       $ 1,226,622    $   992,135
    Cost of products sold                                                      780,043        584,781
                                                                           -----------    -----------
    Gross profit                                                               446,579        407,354
                                                                           -----------    -----------
    Expenses:
      Selling, general and administrative                                      373,710        331,920
      Depreciation and amortization                                             22,302         20,744
      Interest income                                                          (23,402)       (22,987)
      Interest expense                                                          10,660          9,993
                                                                           -----------    -----------
                                                                               383,270        339,670
                                                                           -----------    -----------

    Income before income taxes                                                  63,309         67,684

    Provision for income taxes                                                  24,374         25,889
                                                                           -----------    -----------
    Net income                                                                  38,935         41,795

    Preferred dividends                                                          1,667          1,806
                                                                           -----------    -----------
    Net income available to common shareholders                            $    37,268    $    39,989
                                                                           ===========    ===========

    Net income available per average common and common equivalent share    $      0.55    $      0.53
                                                                           ===========    ===========

    Average common and common equivalent shares outstanding                     68,174         75,802
                                                                           ===========    ===========

    Dividends declared per common share                                    $      0.18    $      0.15
                                                                           ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                                          TANDY CORPORATION AND SUBSIDIARIES
                                        Consolidated Balance Sheets (Unaudited)

    <CAPTIONS>
                                                                            March 31,      Dec.  31,      March 31,
    (In thousands)                                                            1995           1994           1994
                                                                           -----------    -----------    -----------
    Assets
    Current assets:
      Cash and short-term investments                                      $   233,718    $   205,633    $   369,710
      Accounts and notes receivable, less
        allowance for doubtful accounts                                        396,050        769,101        512,468
      Inventories, at lower of cost or market                                1,324,293      1,504,324      1,171,587
      Other current assets                                                      76,541         77,202         76,228
                                                                           -----------    -----------    -----------
        Total current assets                                                 2,030,602      2,556,260      2,129,993

    Property, plant and equipment, at cost,
      less accumulated depreciation                                            506,715        504,587        463,334
    Investment in discontinued operations                                            -              -         30,181
    Other assets, net of accumulated amortization                              171,364        182,927        191,477
                                                                           -----------    -----------    -----------
                                                                           $ 2,708,681    $ 3,243,774    $ 2,814,985
                                                                           ===========    ===========    ===========

    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current maturities of long-term debt      $   239,302    $   229,135    $   132,835
      Accounts payable                                                         349,256        582,194        217,578
      Accrued expenses                                                         237,340        376,795        279,406
      Income taxes payable                                                      24,851         18,026         39,606
                                                                           -----------    -----------    -----------
        Total current liabilities                                              850,749      1,206,150        669,425
                                                                           -----------    -----------    -----------

    Long-term debt and capital leases, excluding current maturities            155,350        153,318        141,643
    Other non-current liabilities                                               19,874         34,095         48,032
                                                                           -----------    -----------    -----------
    Total other liabilities                                                    175,224        187,413        189,675
                                                                           -----------    -----------    -----------

    Stockholders' equity:
      Preferred stock, no par value, 1,000,000 shares authorized
        Series A junior participating, 100,000 shares authorized
          and none issued                                                            -              -              -
        Series B convertible, 100,000 shares authorized and issued             100,000        100,000        100,000
        Series C PERCS, 150,000 shares authorized and issued                         -        429,982        429,982
      Common stock, $1 par value, 250,000,000 shares authorized
        with 85,645,000 shares issued                                           85,645         85,645         85,645
      Additional paid-in-capital                                                93,638         93,357         89,340
      Retained earnings                                                      2,198,024      2,176,971      2,051,111
      Foreign currency translation effects                                       1,880         (1,799)         1,389
      Common stock in treasury, at cost, 19,611,000,
        27,388,000 and 22,135,000 shares,respectively                         (735,641)      (971,611)      (732,073)
      Unearned deferred compensation related to TESOP                          (60,838)       (62,334)       (69,509)
                                                                           -----------    -----------    -----------
        Total stockholders' equity                                           1,682,708      1,850,211      1,955,885

    Commitments and contingent liabilities
                                                                           -----------    -----------    -----------
                                                                           $ 2,708,681    $ 3,243,774    $ 2,814,985
                                                                           ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements.


                                          TANDY CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (Unaudited)

    <CAPTIONS>

                                                                               Three Months Ended
                                                                                   March 31,
                                                                           --------------------------
    (In thousands)                                                            1995           1994
                                                                           -----------    -----------
    Cash flows from operating activities:
      Net income                                                           $    38,935    $    41,795
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                           22,302         20,744
        Provision for credit losses and bad debts                               11,466          5,192
        Other items                                                                703            379

     Changes in operating assets and liabilities:
      Sale of credit card portfolios                                           342,822              -
      Receivables                                                               18,327        106,646
      Inventories                                                              167,925        104,714
      Other current assets                                                         661         12,230
      Accounts payable, accrued expenses and income taxes                     (335,275)      (115,739)
                                                                           -----------    -----------
      Net cash provided by operating activities                                267,866        175,961
                                                                           -----------    -----------

    Investing activities:
      Additions to property, plant and equipment                               (43,336)       (21,904)
      Proceeds from sale of property, plant and equipment                        2,326            681
      Proceeds from sale of divested operations                                      -        351,250
      Other investing activities                                                   170            198
                                                                           -----------    -----------
     Net cash provided (used) by investing activities                          (40,840)       330,225
                                                                           -----------    -----------
    Financing activities:
      Purchase of treasury stock                                              (212,078)       (33,791)
      Sale of treasury stock to employee stock purchase program                 15,863         13,978
      Proceeds from exercise of stock options                                    9,623          1,751
      Dividends paid, net of taxes                                             (24,507)       (17,618)
      Changes in short-term borrowings, net                                     61,463       (272,524)
      Additions to long-term borrowings                                          1,706              -
      Repayments of long-term borrowings                                       (51,011)       (41,507)
                                                                           -----------    -----------
      Net cash used by financing activities                                   (198,941)      (349,711)
                                                                           -----------    -----------

    Increase in cash and short-term investments                                 28,085        156,475
    Cash and short-term investments, beginning of period                       205,633        213,235
                                                                           -----------    -----------
    Cash and short-term investments, end of period                         $   233,718    $   369,710
                                                                           ===========    ===========

    The accompanying notes are an integral part of these financial statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1994.

    NOTE 2-RELATIONS WITH INTERTAN

    As of March 31, 1995 InterTAN Inc. ("InterTAN") owed Tandy an aggregate of $35,994,000, net of discount. The current portion of the obligation approximates $7,135,000 and the non-current portion approximates $28,859,000. In the first quarter of 1995, Tandy recognized $1,097,000 in accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Tandy recognized sales to and commission income from InterTAN of approximately $2,349,000 and interest income of $2,096,000 during the quarter ended March 31, 1995. During the quarter ended March 31, 1994, Tandy recognized approximately $10,913,000 of sales to InterTAN and interest income of $1,974,000. Tandy recognized accretion of discount of $851,000 on the note receivable during the quarter ended March 31, 1994. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

    Through April 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but, at present the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.

    NOTE 3-SALE OF CREDIT OPERATIONS

    Effective March 30, 1995 the Company completed the sale, at net book value, of the Radio Shack and Tandy Name Brand Retail Group ("Tandy Name Brand") (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc. ("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co. As a result of the transaction, Tandy received $342,822,000 in cash and a deferred payment amount of $49,444,000. The deferred payment does not bear interest. Principal will be paid monthly. The Company has discounted the deferred payment by $773,000 to yield approximately 5% over the eleven month payout period. The discounted deferred payment amount of $48,671,000 is classified as a current receivable in the accompanying Consolidated Balance Sheet at March 31, 1995.

    As part of the completed sales transaction, Tandy Credit Corporation ("Tandy Credit") was merged into Hurley Receivables Corporation ("HRC"), a wholly-owned subsidiary of SPS, and no longer exists. The merger was necessary in order to transfer an asset securitization program and approximately $230,000,000 in customer receivables which backed the program. HRC assumed the ongoing obligations of the Company and its affiliates under the asset securitization program. On March 31, 1995, Tandy Credit filed Post Effective Amendment No. 2 to its Registration Statement on Form S-3 regarding the termination of the registration of all remaining unsold medium term notes. The termination was declared effective as of April 5, 1995. On March 31, 1995, Tandy Credit also filed Form 15 to de-register Tandy Credit's common stock and terminate its reporting obligations under Section 12g-4(a)
    (1) (i) of the Securities Exchange Act of 1934.

    NOTE 4-RESTRUCTURING CHARGES

    In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. Closed stores included 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters. Approximately 33 other mall stores or McDuff Supercenters will be converted to Radio Shack or Computer City Express(SM) stores sometime in 1995. At March 31, 1995 all 233 stores had been closed. Approximately 57 McDuff Supercenters and 16 The Edge in Electronics stores remain open and as of January 1, 1995 became part of the Specialty Retail Group of Radio Shack. A pre-tax charge of $89,071,000 taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

    <CAPTIONS>
                                                                 Charges                      Charges
                                                   Original      Through       Balance        1/1/95-       Balance
    (In thousands)                                 Reserve       12/31/94      12/31/94       3/31/95       3/31/95
    -----------------------------------------     ----------    ----------    ----------    ----------    ----------
    Lease obligations                             $   46,682    $   (1,466)   $   45,216    $  (12,001)   $   33,215
    Impairment of fixed assets                        17,991             -        17,991       (17,991)            -
    Inventory impairment                              16,600             -        16,600       (13,326)        3,274
    Goodwill impairment                                4,222        (4,222)            -             -             -
    Termination benefits                               1,218             -         1,218        (1,218)            -
    Other                                              2,358             -         2,358          (810)        1,548
                                                  ----------    ----------    ----------    ----------    ----------
    Total                                         $   89,071    $   (5,688)   $   83,383    $  (45,346)   $   38,037
                                                  ==========    ==========    ==========    ==========    ==========


    Sales and operating revenues associated with the closing of 233 Tandy Name Brand stores were approximately $28,350,000 and $65,926,000 for the quarters ended March 31, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees most of whom were store employees and managers.

    NOTE 5-SHARE REPURCHASE PROGRAM

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash, short-term debt and proceeds from the sale of the credit card portfolios. At March 31, 1995, approximately 8,800,000 shares had been repurchased under this program.

    NOTE 6-RETIREMENT OF DEBT

    In January 1995, the $45,000,000 of 8.69% senior notes which were outstanding at December 31, 1994 were paid in full. These senior notes had been outstanding since February 7, 1990. In February 1995, the $6,000,000 of Tandy Credit's medium-term notes which were outstanding at December 31, 1994 and were to mature in May and August of 1995 were paid in full.

    NOTE 7-CONTINGENCY

    The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter could result in additional taxes and interest to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also involve interest. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

    The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that O'Sullivan's initial public offering prospectus, certain press releases and other materials contained material misrepresentations and omissions. They have also named O'Sullivan, O'Sullivan's officers and directors, and the underwriters as defendants. Tandy believes that the lawsuit is totally without merit and is defending itself vigorously. It further believes that even though an adverse resolution of the litigation might have a negative impact on its results of operation in the year of resolution, resolution will not have a material adverse effect on its financial condition or liquidity.

    NOTE 8-HEDGING AND DERIVATIVE ACTIVITY

    The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through March 31, 1995, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At March 31, 1995, the Company would have to pay approximately $2,100,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At March 31, 1995, the weighted average interest rate of the floating rate obligations being hedged was 6.99%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.70%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

    NOTE 9-PERCS CONVERSION

    Tandy announced on January 23, 1995 that it had exercised its right to call all the issued and outstanding Preferred Equity Redemption Convertible Stock ("PERCS") for conversion on March 10, 1995, prior to its mandatory conversion date of April 15, 1995. For each PERCS depositary share redeemed,
    0.787757 Tandy common shares were issued for an aggregate of approximately 11,816,000 shares. In addition, each PERCS depositary share received a dividend in cash of $0.321 representing the accrued dividend from January 16, 1995 through the redemption date of March 10, 1995.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION


    Net Sales and Operating Revenues

    Net sales and operating revenues for the three months ended
    March 31 were:

    <CAPTIONS>
                                                                   % Increase
    (In thousands)                       1995           1994        (Decrease)
    -------------------------         -----------    -----------    ----------
    Radio Shack                       $   663,069    $   637,640       4.0 %
    Tandy Name Brand (closed)              28,350         65,926     (57.0)
    Incredible Universe                   133,753         50,993     162.3
    Computer City                         378,563        211,787      78.8
                                      -----------    -----------
                                        1,203,735        966,346      24.6
    Import/Export and Other Sales          22,887         25,789     (11.3)
                                      -----------    -----------
                                      $ 1,226,622    $   992,135      23.6 %
                                      ===========    ===========

    U.S. and Canada continuing retail operations had a 31.0% sales gain for the quarter ended March 31, 1995.
    Consolidated sales and operating revenues for the quarter were up 23.6% to $1,226,622,000. Tandy's overall comparable store sales gains approximated 6.6% for the quarter. Incredible Universe was a key contributor to the sales growth with 162.4% sales growth and 16.1% same store gains. Since March 31, 1994, Incredible Universe added five stores and plans an additional eight stores for 1995. Computer sales during the quarter were strong at Incredible Universe. Sales of big screen televisions and home theater products were also strong, offset slightly by appliance sales which were down but in line with industry trends. Computer City was also a major contributor to Tandy's sales growth with an overall increase of 78.8% and comparable store sales gains of 12.7%. Thirty-one stores have been added to the Computer City chain since March 31, 1994, including four which were added in the quarter ended March 31, 1995. It is anticipated that Computer City will add four to five new stores in the second quarter of 1995 and by the end of 1995 Computer City plans to have approximately 100 stores. Sales of Pentium(R) processor-based computers and multimedia products were strong at Computer City. Radio Shack's sales reflected an increase in sales of core electronic products which was partially offset by a decline in computer sales. Non-computer sales at Radio Shack were up 9.0% for the quarter. As of January 1, 1995, Radio Shack sales include the sales for Tandy Name Brand Retail Group ("Tandy Name Brand") stores which were not closed and are now included in the Specialty Retail Group of Radio Shack. Radio Shack comparable store sales gains for the quarter were 3.9%. Commencing in March 1994, InterTAN Inc. ("InterTAN") purchases from third parties through A&A International were no longer recorded as sales, but instead A&A International recognized commission income on such purchases; therefore, sales by A&A International as reported in the Import/Export group have decreased approximately $9,288,000 for the quarter but earned income relating thereto was not materially different. Increases in repair and other income from support operations have partially offset this decrease.

    Gross Profit

    Gross profit as a percent of net sales was 36.4% during the three months ended March 31, 1995 as compared to 41.1% during the corresponding 1994 period. This trend toward lower gross margins is expected to continue as additional sales are made by Computer City(R) and Incredible Universe(R) stores which operate on lower margins. In the first quarter of 1995, Computer City and Incredible Universe accounted for approximately 41.8% of consolidated sales compared to 26.5% in the first quarter of 1994. This mix of business shift continues to be partially offset by increasing margins at Radio Shack resulting from the increased emphasis on sales of core categories, although the offset was less than seen in 1994.

    Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues declined 3.0 percentage points in comparison with the first quarter of 1994. Most expense categories, including rent, payroll and utilities, were lower as a percent of sales during the three months ended March 31, 1995 as compared with the same prior period results. The lower rent and payroll costs as a percent of sales reflects the lower relative costs associated with the Company's newer retail formats. As a result of Computer City and Incredible Universe expansion into new markets and Radio Shack's new promotional programs such as The Repair Shop at Radio Shack(R) service, consolidated advertising costs increased $8,751,000 or 23.3% this quarter in comparison with the prior year period. The Company expects SG&A expenses as a percent of sales to continue to decrease as Computer City and Incredible Universe, which operate at lower costs than consolidated Tandy Corporation, become more significant portions of the Company's total business.

    Sale of Credit Operations

    In a transaction completed on March 30, 1995, the Company sold the Radio Shack and Tandy Name Brand (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Co., resulting in no material gain or loss. The transaction should impact future periods as follows: (1) SG&A costs incurred in processing the private label credit card accounts will be eliminated and (2) no interest income will be recorded and customer service fees earned on the credit card accounts will decline as the Company's remaining consumer credit balances decrease during 1995 and 1996.

    Restructuring Charges

    Sales and operating revenues associated with the closing of 233 Tandy Name Brand stores were approximately $28,350,000 and $65,926,000 for the quarters ended March 31, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees most of whom were store employees and managers.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the first quarters of 1995 and 1994 were 38.5% and 38.25%, respectively. The increase reflects shifts of income into states with higher income tax rates such as California, New York and Ohio.

    The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter could result in additional taxes and interest to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also involve interest. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

    Earnings Per Share

    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily convert into common stock, they are considered outstanding common stock and the dividends are not deducted from net income for purposes of calculating net income per average common and common equivalent share. Current quarter weighted average share calculations include approximately 11,816,000 common shares relating to the conversion of the PERCS into common shares on March 10, 1995. Per share amounts and the weighted average number of shares outstanding for the quarter ended March 31, 1994 also reflect the PERCS conversion into approximately 11,816,000 common shares.
    Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

    Cash Flow and Financial Condition

    Cash flow from operating activities increased in the three-month period ended March 31, 1995 as compared with the same period of the prior year. This increase relates primarily to the sale of the credit card portfolios and the reduction of inventories partially offset by a net decrease in accounts payable, accrued expenses and income taxes.

    Cash used by investing activities for the three-month period ended March 31, 1995 includes property, plant and equipment additions related to additional fixtures required for the Radio Shack Gift Express program, new Radio Shack stores and the Company's expansion of its Computer City and Incredible Universe store formats. Management anticipates that capital expenditure requirements will approximate $160,000,000 for the remainder of 1995, primarily to support the Computer City and Incredible Universe store expansions. Cash used for financing activities for the three-month period ended March 31, 1995, includes continued purchases of treasury stock under the share repurchase program. Repayments of long-term borrowings includes the $45,000,000 of 8.69% senior notes and Tandy Credit's medium-term notes of $6,000,000. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expenditures are being funded through operating leases.


    Cash and short-term investments at March 31, 1995 were $233,718,000 as compared to $205,633,000 at December 31, 1994 and $369,710,000 at March 31, 1994. Total debt as a percentage of total capitalization was 19.0% at March 31, 1995, compared to 17.3% at December 31, 1994 and 12.3% at March 31, 1994. Long-term debt as a percentage of total capitalization was 7.5% at March 31, 1995 compared to 6.9% at December 31, 1994 and 6.4% at March 31, 1994. The increases in debt ratios results primarily from the Company's share repurchase program described below.

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash, short-term debt and proceeds from the sale of the credit card portfolios. At March 31, 1995, approximately 8,800,000 shares had been repurchased under this program.

    Inventory

    Compared to March 31, 1994, total inventories at March 31, 1995 have increased $152,706,000 or 13.0%. The increase in total inventory levels included inventory increases to support new Computer City and Incredible Universe stores.
    The majority of this increase was offset by decreased inventory levels at Tandy Name Brands due to the closure of 233 stores in the quarter ended March 31, 1995. Inventory levels have decreased 12.0% from the amounts at December 31, 1994 primarily due to seasonal fluctuations and closing of Tandy Name Brand stores. Inventory is primarily comprised of finished goods.


    Changes in Stockholders' Equity

    <CAPTIONS>
                                                                          Outstanding
    (In thousands)                                                       Common Shares      Dollars
                                                                         -------------    -----------
    Balance at December 31, 1994                                                58,257    $ 1,850,211
    Foreign currency translation adjustments, net of deferred taxes                  -          3,679
    Sale of treasury stock to employee plans                                       343         15,863
    Purchase of treasury stock                                                  (4,642)      (218,605)
    Exercise of stock options                                                      260          9,623
    Repurchase of preferred stock                                                    -           (612)
    Preferred stock dividends, net of tax                                            -         (1,084)
    PERCS dividend                                                                   -         (4,824)
    Redemption of PERCS                                                         11,816              -
    TESOP deferred compensation earned                                               -          1,496
    Common stock dividends                                                           -        (11,974)
    Net income                                                                       -         38,935
                                                                         -------------    -----------
    Balance at March 31, 1995                                                   66,034    $ 1,682,708
                                                                         =============    ===========


    InterTAN Update

    As of March 31, 1995 InterTAN owed Tandy an aggregate of $35,994,000, net of discount. The current portion of the obligation approximates $7,135,000 and the non-current portion approximates $28,859,000. In the first quarter of 1995, Tandy recognized $1,097,000 in accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Tandy recognized sales to and commission income from InterTAN of approximately $2,349,000 and interest income of $2,096,000 during the quarter ended March 31, 1995. During the quarter ended March 31, 1994, Tandy recognized approximately $10,913,000 of sales to InterTAN and interest income of $1,974,000. Tandy recognized accretion of discount of $851,000 on the note receivable during the quarter ended March 31, 1994. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

    Through April 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but, at present the Company believes that the ultimate resolution of this review will not impair InterTAN's ability to meet its obligations to Tandy.





    Pentium is a trademark of Intel Corporation. Preferred Equity Redemption Convertible Stock and PERCS are trademarks of Morgan Stanley & Co., Incorporated, in connection with their investment banking services. All other trademarks identified herein are owned or used by Tandy Corporation.

                  PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.

    The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that O'Sullivan's initial public offering prospectus, certain press releases and other materials contained material misrepresentations and omissions. They have also named O'Sullivan, O'Sullivan's officers and directors, and the underwriters as defendants. Tandy believes that the lawsuit is totally without merit and is defending itself vigorously. It further believes that even though an adverse resolution of the litigation might have a negative impact on its results of operation in the year of resolution, resolution will not have a material adverse effect on its financial condition or liquidity.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1995. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             a) Exhibits Required by Item 601 of Regulation S-K.

                A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 14, which immediately precedes such exhibits.

             b) Reports on Form 8-K.

             1) On December 30, 1994, the Company announced the
                sale of part of the credit card portfolios of Tandy Credit Corporation, the transfer of most of its extended service contract obligations, the discontinuance of all VideoConcept stores and most McDuff mall stores, and some McDuff Supercenters stores, and an increase of its share repurchase program to 12.5 million shares. The Company also announced that Dwain H. Hughes was named Senior Vice President and Chief Financial Officer of Tandy Corporation, effective January 1, 1995. The Form 8-K was filed on January 6, 1995.

             2) On January 18, 1995, the Company entered into
                an agreement to sell its Radio Shack and Tandy Name Brand Retail Group (McDuff, VideoConcepts and The Edge in Electronics) private label credit card portfolios to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Co., subject to regulatory approval and rating agency consent. The Form 8-K was filed on February 2, 1995. Pro forma financial information was included.

             3) On January 21, 1995, the Company elected to
                redeem on March 10, 1995 all of the 150,000 shares of its Series C Conversion Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock to be redeemed constitute all of the shares of Preferred Stock currently outstanding. Redemption of the Preferred Stock will result in the redemption of 15,000,000 $2.14 Depositary Shares, each representing 0.787757 of a share of Preferred Stock, on March 10, 1995. The Form 8-K was filed on February 1, 1995.


    No other Form 8-K reports were filed during the quarter ended
    March 31, 1995.

                          SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Tandy Corporation
                                               (Registrant)

    Date: May 12, 1995             By /s/ Richard L.  Ramsey
                                      --------------------------
                                          Richard L.  Ramsey
                                    Vice President and Controller
                                        (Authorized Officer)





    Date: May 12, 1995                /s/ Dwain H.  Hughes
                                      --------------------------
                                          Dwain H.  Hughes
                                      Senior Vice President and
                                       Chief Financial Officer
                                    (Principal Financial Officer)

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

    2e(i) Amendment No. 1 to Acquisition Agreement dated January 18, 1995 between Tandy Credit
               Corporation, Tandy National Bank and Hurley
               State Bank (filed as Exhibit 2 to Tandy's
               March 30, 1995 Form 8-K filed on April 12,
               1995, Accession No. 0000096289-95-000012
               and incorporated herein by reference).

    2f         Agreement and Plan of Merger dated March 30,
               1995 by and among, Tandy Corporation, Tandy
               Credit Corporation, Hurley State Bank and
               Hurley Receivables Corporation (filed as
               Exhibit 3 to Tandy's March 30, 1995 Form
               8-K filed on April 12, 1995, Accession No.
               0000096289-95-000012 and incorporated
               herein by reference).

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

    10b* Form of Executive Pay Plan Letters (filed as Exhibit 10b to Tandy's Form 10-K filed on March 30, 1995, Accession No.
               0000096289-95-000010 and incorporated
               herein by reference).

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

    11         Statement of Computation of Earnings
               per Share                                      17
    12         Statement of Computation of Ratio of
               Earnings to Fixed Charges                      19
    27         Financial Data Schedule
    _______________________
    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".


                                                    TANDY CORPORATION                                             EXHIBIT 11
                                      STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

    <CAPTIONS>
                                                                            Three Months Ended March 31,
                                                                           -----------------------------
    (In thousands, except per share amounts)                                   1995             1994
    -------------------------------------------------------------------    ------------    ------------
    Primary Earnings Per Share

    Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

      Net income, as reported                                              $     38,935    $     41,795
      Less dividends on preferred stock:
        Series B                                                                 (1,667)         (1,806)
                                                                           ------------    ------------
      Net income available to common
        shareholders for primary earnings per share                        $     37,268    $     39,989
                                                                           ============    ============

      Weighted average number of common shares outstanding                       58,655          63,648
      Weighted average number of $2.14 depositary shares,
        representing Series C preferred stock, treated as
        common stock due to mandatory conversion                                  9,059          11,816
      Weighted average number of common shares issuable
        under stock option plans, net of assumed treasury stock
        repurchases at average market prices                                        460             338
                                                                           ------------    ------------
      Weighted average number of common and common
        equivalent shares outstanding                                            68,174          75,802
                                                                           ============    ============

      Net income available per average
        common and common equivalent share                                 $       0.55    $       0.53
                                                                           ============    ============
    Fully Diluted Earnings Per Share (a)

    Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

      Net income available to common stockholders                          $     37,268    $     39,989
      Adjustments for assumed conversion of Series B preferred stock to common stock as of the beginning of the period:
        Plus dividends on Series B preferred stock                                1,667             (b)
        Less additional contribution that would have been required
          for the TESOP if Series B preferred stock had been converted             (932)            (b)
                                                                           ------------    ------------
      Net income available per common and
        common equivalent share, as adjusted                               $     38,003    $     39,989
                                                                           ============    ============

    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

      Weighted average number of shares outstanding                              68,174          75,802
      Adjustment to reflect assumed exercise of stock
        options as of the beginning of the period                                   128              16
      Adjustment to reflect assumed conversion of Series B preferred
        stock to common stock as of the beginning of the period                   1,936             (b)
                                                                           ------------    ------------
      Weighted average number of common and common
        equivalent shares outstanding, as adjusted                               70,238          75,818
                                                                           ============    ============

      Fully diluted net income available per average
        common and common equivalent share                                 $       0.54    $       0.53
                                                                           ============    ============

    (a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
    (b) For the three months ended March 31, 1994 these items are anti-dilutive and thus are omitted from the calculation.


                                                    TANDY CORPORATION                                             EXHIBIT 12
                             STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
    (In thousands, except ratios)                                             1995            1994
    -------------------------------------------------------------------    ------------    ------------
    Ratio of Earnings to Fixed Charges:
    Net income                                                             $     38,935    $     41,795
    Plus provision for income taxes                                              24,374          25,889
                                                                           ------------    ------------
    Income before income taxes                                                   63,309          67,684
                                                                           ------------    ------------

    Fixed charges:
      Interest expense and amortization of debt discount                         10,660           9,993
      Amortization of issuance expense                                               69              88
      Appropriate portion (33 1/3%) of rentals                                   17,748          17,534
                                                                           ------------    ------------
        Total fixed charges                                                      28,477          27,615
                                                                           ------------    ------------
    Earnings before income taxes and
      fixed charges                                                        $     91,786    $     95,299
                                                                           ============    ============

    Ratio of earnings to fixed charges                                             3.22            3.45
                                                                           ============    ============
    Ratio of Earnings to Fixed Charges and
      Preferred Dividends:

    Total fixed charges, as above                                          $     28,477    $     27,615
    Preferred dividends                                                           6,491           9,831
                                                                           ------------    ------------
    Total fixed charges and preferred dividends                            $     34,968    $     37,446
                                                                           ============    ============
    Earnings before income taxes, fixed charges
      and preferred dividends                                              $     91,786    $     95,299
                                                                           ============    ============
    Ratio of earnings to fixed charges and preferred dividends                     2.62            2.54
                                                                           ============    ============