Form 10-Q
period 1995-06-30
TANDY CORP /DE/
filed 1995-08-11
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q




     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______


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
    The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 1995 was 65,196,873.

    Index to Exhibits is on Sequential Page No. 15.
    Total pages 104.

                PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

                                      TANDY CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Income (Unaudited)
    <CAPTIONS>
                                                          Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                       -------------------------     --------------------------
    (In thousands, except per share amounts)              1995           1994           1995           1994
    -----------------------------------------------------------------------------------------------------------
    Net sales and operating revenues                   $ 1,185,047    $ 1,009,277    $ 2,411,669    $ 2,001,412
    Cost of products sold                                  739,278        602,103      1,519,321      1,186,884
                                                       -----------    -----------    -----------    -----------
    Gross profit                                           445,769        407,174        892,348        814,528
                                                       -----------    -----------    -----------    -----------

    Expenses:
    Selling, general and administrative                    365,126        346,131        738,836        678,051
    Depreciation and amortization                           22,153         21,052         44,455         41,796
    Interest income                                         (8,430)       (22,114)       (31,832)       (45,101)
    Interest expense                                         5,190          6,372         15,850         16,365
                                                       -----------    -----------    -----------    -----------
                                                           384,039        351,441        767,309        691,111
                                                       -----------    -----------    -----------    -----------
    Income before income taxes                              61,730         55,733        125,039        123,417

    Provision for income taxes                              23,766         21,318         48,140         47,207
                                                       -----------    -----------    -----------    -----------
    Net income                                              37,964         34,415         76,899         76,210

    Preferred dividends                                      1,631          1,607          3,298          3,413
                                                       -----------    -----------    -----------    -----------
    Net income available to common shareholders        $    36,333    $    32,808    $    73,601    $    72,797
                                                       ===========    ===========    ===========    ===========
    Net income available per average common
      and common equivalent share                      $      0.55    $      0.44    $      1.10    $      0.96
                                                       ===========    ===========    ===========    ===========
    Average common and common
      equivalent shares outstanding                         66,240         75,417         67,189         75,612
                                                       ===========    ===========    ===========    ===========
    Dividends declared per common share                $      0.18    $      0.15    $      0.36    $      0.30
                                                       ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                                      TANDY CORPORATION AND SUBSIDIARIES
                                    Consolidated Balance Sheets (Unaudited)
    <CAPTIONS>
                                                         June 30,       Dec. 31,       June 30,
    (In thousands)                                         1995           1994           1994
    --------------                                     -----------    -----------    -----------
    Assets
    Current assets:
      Cash and short-term investments                  $    80,566    $   205,633    $   278,271
      Accounts and notes receivable, less
        allowance for doubtful accounts                    300,245        769,101        508,612
      Inventories, at lower of cost or market            1,359,690      1,504,324      1,212,099
      Other current assets                                  80,864         77,202        118,821
                                                       -----------    -----------    -----------
      Total current assets                               1,821,365      2,556,260      2,117,803

    Property, plant and equipment, at cost,
      less accumulated depreciation                        536,590        504,587        489,163
    Investment in discontinued operations                        -              -         18,314
    Other assets, net of accumulated amortization          172,571        182,927        194,253
                                                       -----------    -----------    -----------
                                                       $ 2,530,526    $ 3,243,774    $ 2,819,533
                                                       ===========    ===========    ===========
    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current
        maturities of long-term debt                   $   153,984    $   229,135    $    95,772
      Accounts payable                                     286,947        582,194        252,271
      Accrued expenses                                     227,391        376,795        294,362
      Income taxes payable                                  12,160         18,026         25,566
                                                       -----------    -----------    -----------
      Total current liabilities                            680,482      1,206,150        667,971
                                                       -----------    -----------    -----------

    Long-term debt and capital leases,
      excluding current maturities                         148,863        153,318        135,748
    Other non-current liabilities                           20,057         34,095         47,959
                                                       -----------    -----------    -----------
      Total other liabilities                              168,920        187,413        183,707
                                                       -----------    -----------    -----------
    Stockholders' equity:
      Preferred stock, no par value, 1,000,000
        shares authorized
        Series A junior participating, 100,000
          shares authorized and none issued                      -              -              -
        Series B convertible, 100,000 shares
          authorized and issued                            100,000        100,000        100,000
        Series C PERCS, 150,000 shares authorized
          and issued                                             -        429,982        429,982
      Common stock, $1 par value, 250,000,000 shares
        authorized with 85,645,000 shares issued            85,645         85,645         85,645
      Additional paid-in-capital                            95,672         93,357         89,645
      Retained earnings                                  2,223,124      2,176,971      2,066,932
      Foreign currency translation effects                   3,788         (1,799)         1,288
      Common stock in treasury, at cost,
        20,191,000, 27,388,000 and 22,221,000
        shares, respectively                              (768,262)      (971,611)      (738,706)
       Unearned deferred compensation related to TESOP     (58,843)       (62,334)       (66,931)
                                                       -----------    -----------    -----------
       Total stockholders' equity                        1,681,124      1,850,211      1,967,855
    Commitments and contingent liabilities
                                                       -----------    -----------    -----------
                                                       $ 2,530,526    $ 3,243,774    $ 2,819,533
                                                       ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                                                                    TANDY CORPORATION AND SUBSIDIARIES
                                                            Consolidated Statements of Cash Flows (Unaudited)

    <CAPTIONS>
                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
    (In thousands)                                                        1995           1994
    --------------                                                    -----------    -----------
    Cash flows from operating activities:
    Net income                                                        $    76,899    $    76,210
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                        44,455         41,796
      Provision for credit losses and bad debts                            11,304         13,049
      Other items                                                           1,868          6,454

    Changes in operating assets and liabilities:
      Sale of credit card portfolios                                      342,822              -
      Receivables                                                         115,651        103,433
      Inventories                                                         130,557         64,766
      Other current assets                                                 (3,662)        (2,199)
      Accounts payable, accrued expenses and income taxes                (385,588)       (97,839)
                                                                      -----------    -----------
      Net cash provided by operating activities                           334,306        205,670
                                                                      -----------    -----------

    Investing activities:
      Additions to property, plant and equipment                          (97,100)       (68,916)
      Proceeds from sale of property, plant and equipment                   2,696          1,058
      Proceeds from sale of divested operations                                 -        351,250
      Other investing activities                                            1,805         (2,919)
                                                                      -----------    -----------
      Net cash provided (used) by investing activities                    (92,599)       280,473
                                                                      -----------    -----------

    Financing activities:
      Purchase of treasury stock                                         (288,193)       (50,208)
      Sale of treasury stock to employee stock purchase program            25,170         22,752
      Proceeds from exercise of stock options                              13,401          2,268
      Dividends paid, net of taxes                                        (37,475)       (37,399)
      Redemption of subordinated debentures                                     -        (32,431)
      Changes in short-term borrowings, net                               (25,377)      (274,420)
      Additions to long-term borrowings                                     1,706              -
      Repayments of long-term borrowings                                  (56,006)       (51,669)
                                                                      -----------    -----------
      Net cash used by financing activities                              (366,774)      (421,107)
                                                                      -----------    -----------
    Increase (decrease) in cash and short-term investments               (125,067)        65,036
    Cash and short-term investments, beginning of period                  205,633        213,235
                                                                      -----------    -----------
    Cash and short-term investments, end of period                    $    80,566    $   278,271
                                                                      ===========    ===========
    The accompanying notes are an integral part of these financial statements.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1994.

    NOTE 2-RELATIONS WITH INTERTAN

    As of June 30, 1995 InterTAN Inc. ("InterTAN") owed Tandy an aggregate of $37,872,000, net of discount. The current portion of the obligation approximates $8,149,000 and the non-current portion approximates $29,723,000. During the quarter and six months ended June 30, 1995, Tandy recognized $1,054,000 and $2,151,000, respectively, as interest income from the accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Tandy recognized accretion of discount of $933,000 and $1,784,000, respectively, on the note receivable during the three and six months ended June 30, 1994. Tandy recognized sales to and commission income from InterTAN of approximately $2,116,000 and $4,465,000 and interest income of $2,083,000 and $4,179,000 (inclusive of accretion of discount) during the quarter and six months ended June 30, 1995, respectively. During the three and six months ended June 30, 1994, Tandy recognized approximately $2,906,000 and $14,043,000, respectively, of sales to and commission income from InterTAN and interest income of $2,041,000 and $4,014,000 (inclusive of accretion of discount), respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

    Through July 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but, at present nothing has come to the attention of the Company which would lead them to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.

    NOTE 3-SALE OF CREDIT OPERATIONS

    Effective March 30, 1995 the Company completed the sale, at net book value, of the Radio Shack and Tandy Name Brand Retail Group ("Tandy Name Brand") (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc. ("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co.
    As a result of the transaction, Tandy received $342,822,000 in cash and a deferred payment amount of $49,444,000. The deferred payment does not bear interest. Principal is paid monthly with final payment due February 29, 1996. The Company has discounted the deferred payment by $773,000 to yield approximately 5% over the eleven month payout period and, accordingly, the balance of the discounted deferred payment amount of $20,217,000 is classified as a current receivable in the accompanying Consolidated Balance Sheet at June 30, 1995.

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

    NOTE 4-RESTRUCTURING CHARGES

    In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. Closed stores included 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters. Approximately 33 other mall stores or McDuff Supercenters will be converted to Radio Shack or Computer City Express(SM) stores sometime in 1995. At March 31, 1995 all 233 stores had been closed. Approximately 57 McDuff stores and 16 The Edge in Electronics stores remain open and as of January 1, 1995 became part of the Specialty Retail Group of Radio Shack. A pre-tax charge of $89,071,000 taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

    <CAPTIONS>
                                                         Charges                       Charges
                                          Original       Through        Balance        1/1/95-       Balance
    (In thousands)                        Reserve        12/31/94       12/31/94       6/30/95        6/30/95
    --------------                      -----------    -----------    -----------    -----------    -----------
    Lease obligations                   $    46,682    $    (1,466)   $    45,216    $   (19,846)   $    25,370
    Impairment of fixed assets               17,991              -         17,991        (17,991)             -
    Inventory impairment                     16,600              -         16,600        (15,297)         1,303
    Goodwill impairment                       4,222         (4,222)             -              -              -
    Termination benefits                      1,218              -          1,218         (1,218)             -
    Other                                     2,358              -          2,358         (1,667)           691
                                        -----------    -----------    -----------    -----------    -----------
    Total                               $    89,071    $    (5,688)   $    83,383    $   (56,019)   $    27,364
                                        ===========    ===========    ===========    ===========    ===========

     Sales and operating revenues associated with the closed 233 Tandy Name Brand stores were approximately $28,131,000 and $123,510,000 for the six months ended June 30, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees, most of whom were store employees and managers.

    NOTE 5-SHARE REPURCHASE PROGRAM

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. At June 30, 1995, approximately 9,541,000 shares had been repurchased under this program since inception, and approximately 4,541,000 shares had been repurchased in the six-month period ended June 30, 1995. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash and short-term debt.

    NOTE 6-RETIREMENT OF DEBT

    In January 1995, the $45,000,000 of 8.69% senior notes which were outstanding at December 31, 1994 were paid in full. These senior notes had been outstanding since February 7, 1990. In February 1995, the $6,000,000 of Tandy Credit's medium-term notes, which were outstanding at December 31, 1994 and were to mature in May and August of 1995, were paid in full.

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

    NOTE 8-HEDGING AND DERIVATIVE ACTIVITY

    The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through June 30, 1995, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At June 30, 1995, the Company would have to pay approximately $5,505,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At June 30, 1995, the weighted average interest rate of the floating rate obligations being hedged was 6.89%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.70%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION


    Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended June
    30 were:

    <CAPTIONS>
                                            Three Months Ended                            Six Months Ended
                                                 June 30,              % Increase             June 30,              % Increase
                                        --------------------------                   --------------------------
    (In thousands)                         1995           1994         (Decrease)       1995           1994         (Decrease)
                                        -----------    -----------    -----------    -----------    -----------    -----------
    Radio Shack                         $   680,885    $   631,352 (1)    7.8 %      $ 1,343,954    $ 1,268,992 (1)    5.9 %
    Tandy Name Brand (closed)                  (219)        57,584          -             28,131        123,510      (77.2)
    Incredible Universe                     132,330         59,196      123.5            266,083        110,189      141.5
    Computer City                           352,078        241,693       45.7            730,641        453,480       61.1
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                          1,165,074        989,825       17.7          2,368,809      1,956,171       21.1
    Other Sales                              19,973         19,452        2.7             42,860         45,241       (5.3)
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                        $ 1,185,047    $ 1,009,277       17.4 %      $ 2,411,669    $ 2,001,412       20.5 %
                                        ===========    ===========    ===========    ===========    ===========    ===========

    (1) Restated to include the remaining 73 Tandy Name Brand retail units.


    U.S. and Canadian continuing retail operations had 24.8% and 27.5% sales gains for the three and six-month periods ended June 30 , 1995. Tandy Corporation's overall comparable store sales gains for U.S. and Canadian operations approximated 5.6% for the quarter and 6.1% for the six-month period.

    Incredible Universe was a key contributor to the sales growth with same store sales gains of 7.9% and 11.4% for the quarter and six-month period, respectively. The strongest categories included computer hardware and software, televisions and satellite systems. Telephones, cellular phones and accessory sales were also strong at Incredible Universe during the quarter. Since June 30, 1994, Incredible Universe has added five stores, including one which was added in the June 1995 quarter. Incredible Universe operated ten stores as of June 30, 1995 and plans to open an additional seven stores in the latter half of the year.

    Computer City had comparable store sales results of (1.0)% and 5.5% for the three and six-month periods for U.S. and Canadian retail sales. Twenty-nine stores have been added to the Computer City chain since June 30, 1994, including five which were added in the quarter ended June 30, 1995. As of June 30, 1995, there were 78 stores open and it is anticipated that Computer City will add eight new stores in the third quarter of 1995. By the end of 1995 Computer City plans to have approximately 100 stores. Sales of Pentium(R) processor-based computers and multimedia products were strong at Computer City.

    Radio Shack's sales reflected an increase in sales of consumer electronic products, especially cellular products, which was partially offset by a decline in computer sales.
    As of January 1, 1995, Radio Shack sales include the sales for Tandy Name Brand Retail Group ("Tandy Name Brand") stores which were not closed and are now included in the Specialty Retail Group of Radio Shack. Radio Shack comparable store sales gains for the three and six-month periods were 7.8% and 5.8%, respectively. At June 30, 1995, Radio Shack had 4,709 company-owned stores, including 73 in the Specialty Retail Group. The division has had a net increase of 37 Radio Shack(R) stores since December 30, 1994.

    Gross Profit

    Gross profit as a percent of net sales was 37.6% during the three months ended June 30, 1995 as compared to 40.3% during the corresponding 1994 period. For the six months ended June 30, 1995 and 1994, the gross profit percentages were 37.0% and 40.7%, respectively. This trend toward lower gross margins is expected to continue as Computer City(R) and Incredible Universe(R) stores contribute a larger proportion of sales as they operate on lower margins. In the second quarter of 1995, Computer City and Incredible Universe accounted for approximately 40.9% of consolidated sales compared to 29.8% in the second quarter of 1994. For the six months ended June 30, 1995 and 1994, Computer City and Incredible Universe accounted for approximately 41.3% and 28.2% of consolidated sales, respectively. This mix of business shift continues to be partially offset by increasing margins at Radio Shack resulting from the increased emphasis on sales of core categories, although this increase was less than the increase seen in 1994.

    Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues declined 3.5 percentage points in comparison with the second quarter of 1994 and declined 3.3 percentage points in comparison with the six months ended June 30, 1994. Most expense categories, including advertising, rent, payroll and utilities, were lower as a percent of sales during the three and six months ended June 30, 1995 as compared with the same prior year periods. The lower rent and payroll costs as a percent of sales reflect the lower relative costs associated with the Company's newer retail formats. As a result of Computer City and Incredible Universe expansion into new markets and Radio Shack's new promotional programs consolidated advertising costs increased $7,859,000 or 8.9% during the six months in comparison with the prior year period. As a result of the Company selling the private label credit card portfolios earlier this year, bad debt expense decreased significantly in the second quarter as compared to that of the prior year. The restructuring of the Tandy Name Brand group has reduced costs in all expense areas this year. The Company expects SG&A expenses as a percent of sales to continue to decrease as Computer City and Incredible Universe, which operate at lower costs than consolidated Tandy Corporation, become more significant portions of the Company's total business.

    Net Interest Income

    Interest income for the quarter ending June 30, 1995 decreased $13,684,000 from $22,114,000 to $8,430,000 in the second quarter of 1994. This decrease is due to the selling of the Company's credit card portfolios and increased utilization of cash for the ongoing share repurchase program and capital expenditures related to new stores. Interest expense decreased $1,182,000 for the quarter ending June 30, 1995 and remained relatively stable for the six months in comparison with the same prior year period.

    Sale of Credit Operations

    In a transaction completed on March 30, 1995, the Company sold the Radio Shack and Tandy Name Brand (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Co., resulting in no material gain or loss. The transaction has impacted the current period and should impact future periods as follows: (1) SG&A costs incurred in processing the private label credit card accounts will be eliminated, (2) no interest income associated with the credit card accounts will be recorded and (3) customer service fees earned on the credit card accounts will decline as the Company's remaining consumer credit balances decrease during 1995 and 1996.

    Restructuring Charges

    Sales and operating revenues associated with the closed 233 Tandy Name Brand stores were approximately $28,131,000 and $123,510,000 for the six months ended June 30, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees, most of whom were store employees and managers.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the second quarters of 1995 and 1994 were 38.5% and 38.25%, respectively. The increase reflects shifts of income into states with higher income tax rates such as California, New York and Ohio.

    The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter could result in additional taxes and interest to the Company related to the spin-off of InterTAN and raises questions about the private letter rulings issued by the IRS regarding the spin-off and certain other tax matters. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also involve interest expense. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

    Earnings Per Share

    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock, they were considered outstanding common stock and the dividends were not deducted from net income for purposes of calculating net income per average common and common equivalent share. Current quarter and year-to-date weighted average share calculations include approximately 11,816,000 common shares relating to the conversion of the PERCS into common shares on March 10, 1995. Per share amounts and the weighted average number of shares outstanding for the first and second quarters of 1994 also reflect the PERCS conversion into approximately 11,816,000 common shares. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

    Cash Flow and Financial Condition

    Cash flow from operating activities increased in the six-month period ended June 30, 1995 as compared with the same period of the prior year. This increase relates primarily to the sale of the credit card portfolios and the reduction of inventories partially offset by a net decrease in accounts payable, accrued expenses and income taxes.

    Cash used by investing activities for the six-month period ended June 30, 1995 includes property, plant and equipment additions related to additional fixtures required for new Radio Shack stores and the Company's expansion of its Computer City and Incredible Universe store formats. Management anticipates that capital expenditure requirements will approximate $100,000,000 for the remainder of 1995, primarily to support retail expansion. Cash used for financing activities for the six-month period ended June 30, 1995 includes continued purchases of treasury stock under the share repurchase program. Repayments of long-term borrowings includes the $45,000,000 of 8.69% senior notes and Tandy Credit's medium-term notes of $6,000,000. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expenditures are being funded through operating leases. Cash and short-term investments at June 30, 1995 were $80,566,000 as compared to $205,633,000 at December 31, 1994 and $278,271,000 at June 30, 1994. Total debt as a percentage of total capitalization was 15.3% at June 30, 1995, compared to 17.1% at December 31, 1994 and 10.5% at June 30, 1994. Long-term debt as a percentage of total capitalization was 7.5% at June 30, 1995 compared to 6.9% at December 31, 1994 and 6.2% at June 30, 1994. The increases in debt ratios result primarily from the Company's share repurchase program described below.

    On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. At June 30, 1995, approximately 9,541,000 shares had been repurchased under this program since inception, and approximately 4,541,000 shares had been repurchased in the six-month period ended June 30, 1995. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash and short-term debt.

    Inventory

    Compared to June 30, 1994, total inventories at June 30, 1995 have increased $147,591,000 or 12.2%. The increase in total inventory levels included additional inventory to support new Computer City and Incredible Universe stores and to support the sales growth in certain core categories at Radio Shack.
    A portion of this increase was offset by decreased inventory levels at Tandy Name Brand due to the closure of 233 stores in the quarter ended March 31, 1995. Inventory levels have decreased 9.6% from the amounts at December 31, 1994 primarily due to seasonal fluctuations and closing of Tandy Name Brand stores. Inventory is primarily comprised of finished goods.


    Changes in Stockholders' Equity
    <CAPTIONS>
                                                  Outstanding
    (In thousands)                               Common Shares        Dollars
    --------------                               -------------      -----------
    Balance at December 31, 1994                       58,257       $ 1,850,211
    Foreign currency translation adjustments,
      net of deferred taxes                                 -             5,587
    Sale of treasury stock to employee plans              538            25,170
    Purchase of treasury stock                         (5,519)         (260,964)
    Exercise of stock options                             362            13,401
    Repurchase of preferred stock                           -            (1,925)
    Preferred stock dividends, net of tax                   -            (2,144)
    PERCS dividend                                          -            (4,824)
    Redemption of PERCS                                11,816                 -
    TESOP deferred compensation earned                      -             3,491
    Common stock dividends                                  -           (23,778)
    Net income                                              -            76,899
                                                 -------------      -----------
    Balance at June 30, 1995                            65,454      $ 1,681,124
                                                 =============      ===========

    InterTAN Update

    As of June 30, 1995 InterTAN Inc. ("InterTAN") owed Tandy an aggregate of $37,872,000, net of discount. The current portion of the obligation approximates $8,149,000 and the non-current portion approximates $29,723,000. During the quarter and six months ended June 30, 1995, Tandy recognized $1,054,000 and $2,151,000, respectively, as interest income from the accretion of discount on the note receivable from InterTAN which resulted from the purchase of the bank debt at a discounted price. Tandy recognized accretion of discount of $933,000 and $1,784,000, respectively, on the note receivable during the three and six months ended June 30, 1994. Tandy recognized sales to and commission income from InterTAN of approximately $2,116,000 and $4,465,000 and interest income of $2,083,000 and $4,179,000 (inclusive of accretion of discount) during the quarter and six months ended June 30, 1995, respectively. During the three and six months ended June 30, 1994, Tandy recognized approximately $2,906,000 and $14,043,000, respectively, of sales to and commission income from InterTAN and interest income of $2,041,000 and $4,014,000 (inclusive of accretion of discount), respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

    Through July 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy.

    Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy but, at present nothing has come to the attention of the Company which would lead them to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.


    Pentium is a trademark of Intel Corporation. Preferred Equity Redemption Convertible Stock and PERCS are trademarks of Morgan Stanley & Co., Incorporated, in connection with their investment banking services. All other trademarks identified herein are owned or used by Tandy Corporation.

                 PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.

    The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation, which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that O'Sullivan's initial public offering prospectus, certain press releases and other materials contained material misrepresentations and omissions. They have also named O'Sullivan, O'Sullivan's officers and directors, and the underwriters as defendants. Tandy believes that the lawsuit is totally without merit and is defending itself vigorously. It further believes that even though an adverse resolution of the litigation might have a negative impact on its results of operation in the year of resolution, resolution will not have a material adverse effect on its financial condition or liquidity.

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

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders held on May 18, 1995, the Company elected directors to serve for the ensuing year and voted to approve the Amendment to the Compensation Plan of the Chief Executive Officer and Amendment to the Tandy Corporation 1993 Incentive Stock Plan. Out of the 68,131,653 eligible votes, 58,187,538 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 6,653,953 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below under Item No. 1, the Amendment to the Compensation Plan of the Chief Executive Officer is set forth under Item No. 2 and the Amendment to the Tandy Corporation 1993 Incentive Stock Plan is set forth under Item No. 3 below:

    Item No. 1
    ----------

    NOMINEES FOR DIRECTORS
    ----------------------

                                VOTES         VOTES
    DIRECTORS                    FOR         WITHHELD
    ---------                 ----------     -------
    James I.  Cash, Jr.       57,791,038     396,500
    Donna R.  Ecton           57,754,100     433,438
    Lewis F.  Kornfeld, Jr.   57,480,941     706,597
    Jack L.  Messman          57,816,343     371,195
    William G.  Morton, Jr.   57,475,268     712,270
    Thomas G.  Plaskett       57,524,759     662,779
    John V.  Roach            57,512,171     675,367
    William T.  Smith         57,775,805     411,733
    Alfred J.  Stein          57,778,375     409,163
    William E.  Tucker        57,581,222     606,316
    Jesse L.  Upchurch        57,906,055     281,483
    John A.  Wilson           57,842,434     345,104


    Item No. 2
    ----------

    AMENDMENT TO THE COMPENSATION PLAN OF THE
    -----------------------------------------
    CHIEF EXECUTIVE OFFICER
    -----------------------

       FOR         AGAINST     ABSTAIN
    ----------    ---------    -------

    55,384,191    2,275,045    528,302


    Item No. 3
    ----------

    AMENDMENT TO THE TANDY CORPORATION 1993 INCENTIVE STOCK PLAN
    ------------------------------------------------------------

       FOR         AGAINST     ABSTAIN
    ----------    ---------    -------
    51,553,141    6,136,024    498,373


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits Required by Item 601 of Regulation S-K.

            A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 15, which immediately precedes such exhibits.

         b) Reports on Form 8-K.On March 31, 1995, the Company announced the completion of the sale of its credit card portfolios. The Radio Shack and Tandy Name Brand private label credit card portfolios sale to SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Co., was consummated on March 30, 1995. The Form 8-K was filed on April 12, 1995. Pro forma financial information was included.


    No other Form 8-K reports were filed during the quarter ended
    June 30, 1995.

                          SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      Tandy Corporation
                         (Registrant)







    Date: August 11, 1995       By /s/  Richard L.  Ramsey
                                   ------------------------------
                                        Richard L.  Ramsey
                                    Vice President and Controller
                                         (Authorized Officer)



    Date: August 11, 1995          /s/   Dwain H.  Hughes
                                   ------------------------------
                                         Dwain H.  Hughes
                                    Senior Vice President and
                                     Chief  Financial Officer
                                    (Principal Financial Officer)

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

    10j*       Tandy Corporation 1993 Incentive Stock Plan
               as restated May 18, 1995.                       18

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

    10m*       Forms of Termination Protection Agreements
               for (i) Corporate Executives, (ii) Division
               Executives, and (iii) Subsidiary Executives     38

    10n*       Tandy Corporation Termination Protection
               Plans for Executive Employees of Tandy
               Corporation and its Subsidiaries (i) the
               Level I and (ii) Level II Plans.                75

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

    11         Statement of Computation of Earnings
               per Share                                      102

    12         Statement of Computation of Ratio of
               Earnings to Fixed Charges                      104

    27         Financial Data Schedule

     _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                      EXHIBIT 10j
                      TANDY CORPORATION
                  1993 INCENTIVE STOCK PLAN
             (AMENDED AND RESTATED MAY 18, 1995)


    1. Purpose.
       -------

    The purpose of this Plan is to strengthen Tandy Corporation (the "Company") by providing an incentive to its key employees, consultants and advisors and directors and thereby encouraging them to devote their abilities and industry to the success of the Company's business enterprise. It is intended that this purpose be achieved by extending to directors, key employees, consultants and advisors of the Company and its subsidiaries an added long-term incentive for high levels of performance and unusual efforts through the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Units and Performance Shares (as each term is hereinafter defined).

    2.  Definitions.
        -----------
    For purposes of the Plan:


    2.1 "Adjusted Fair Market Value" means, in the event of a Change in Control, the greater of (i) the highest price per Share paid to holders of the Shares in any transaction (or series of transactions) constituting or resulting in a Change in Control or (ii) the highest Fair Market Value of a Share during the ninety (90) day period ending on the date of a Change in Control.

    2.2 "Agreement" means the written agreement between the Company and an Optionee or Grantee evidencing the grant of an Option or Award and setting forth the terms and conditions thereof.

    2.3  "Award" means a grant of Restricted Stock, a Stock
    Appreciation Right, a Performance Award or any or all of them.

    2.4  "Board" means the Board of Directors of the Company.

    2.5 "Cause" means the commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company or any Subsidiary.

    2.6 "Change in Capitalization" means any increase or reduction in the number of Shares, or any change (including, but not limited to, a change in value) in the Shares or exchange of Shares for a different number or kind of shares or other securities of the Company, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or otherwise.

    2.7 A "Change in Control" shall mean the occurrence during the term of the Plan of:

          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or its Subsidiaries, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

          (b) The individuals who, as of August 1, 1993, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:

              (i) A merger, consolidation or reorganization involving the Company, unless

                  (A) the stockholders of the Company,
    immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

                  (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

                  (C) no Person other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities] has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

                  (D) a transaction described in clauses (A) through (C) shall herein be referred to as a "Non-Control
    Transaction";

              (ii) A complete liquidation or dissolution of the Company; or

              (iii) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

    Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

    2.8 "Code" means the Internal Revenue Code of 1986, as amended.

    2.9 "Committee" means the Organization and Compensation Committee of the Board consisting of at least three (3) Disinterested Directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

    2.10  "Company" means Tandy Corporation.

    2.11  "Director Option" means an Option granted pursuant to
    Section 5.

    2.12 "Disability" means a physical or mental infirmity which impairs the Optionee's ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days.

    2.13 "Disinterested Director" means a director of the Company who is "disinterested" within the meaning of Rule
    16b-3 under the Exchange Act.

    2.14 "Division" means any of the operating units or divisions of the Company designated as a Division by the Committee.

    2.15 "Eligible Employee" means any officer or other key employee or consultant or advisor of the Company or a Subsidiary designated by the Committee as eligible to receive
    Options or Awards subject to the conditions set forth herein.

    2.16  "Employee Option" means an Option granted pursuant to
    Section 6.

    2.17  "Exchange Act" means the Securities Exchange Act of
    1934, as amended.

    2.18 "Fair Market Value" on any date means the average of the high and low sales prices of the Shares on such date on the principal national securities exchange on which such Shares are listed or admitted to trading, or if such Shares are not so listed or admitted to trading, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Shares on such date, the Fair Market Value shall be the value established by the Board in good faith and, in the case of an Incentive Stock Option, in accordance with Section 422 of the Code.

    2.19 "Grantee" means a person to whom an Award has been granted under the Plan.

    2.20 "Incentive Stock Option" means an Option satisfying the requirements of Section 422 of the Code and designated by the Committee as an Incentive Stock Option.

    2.21 "Nonemployee Director" means a director of the Company who is not an employee of the Company or any Subsidiary.

    2.22 "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

    2.23 "Option" means a Employee Option, a Director Option, or either or both of them.

    2.24 "Optionee" means a person to whom an Option has been granted under the Plan.

    2.25 "Parent" means any corporation which is a parent corporation (within the meaning of Section 424(e) of the Code) with respect to the Company.

    2.26  "Performance Awards" means Performance Units,
    Performance Shares or either or both of them.

    2.27 "Performance Cycle" means the time period specified by the Committee at the time a Performance Award is granted during which the performance of the Company, a Subsidiary or a Division will be measured.

    2.28 "Performance Shares" means Shares issued or transferred to an Eligible Employee under Section 10.

    2.29 "Performance Unit" means Performance Units granted to an Eligible Employee under Section 10.

    2.30 "Restricted Stock" means Shares issued or transferred to an Eligible Employee pursuant to Section 9.

    2.31 "Retirement" means termination of service as a Director under circumstances entitling the Director to a retirement benefit under the Company's Directors Special Compensation
    Plan.

    2.32 "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of the Shares as provided in Section 8.

    2.33  "Plan" means the Tandy Corporation 1993 Incentive Stock
    Plan.

    2.34 "Shares" means the common stock, par value $1.00 per share, of the Company.

    2.35 "Subsidiary" means any corporation which is a subsidiary corporation (within the meaning of Section 424(f) of the Code) with respect to the Company.

    2.36 "Successor Corporation" means a corporation, or a parent or subsidiary thereof within the meaning of Section 424(a) of the Code, which issues or assumes a stock option in a transaction to which Section 424(a) of the Code applies.

    2.37 "Ten-Percent Stockholder" means an Eligible Employee, who, at the time an Incentive Stock Option is to be granted to him or her, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, or of a Parent or a Subsidiary.

    3.  Administration.
        --------------

    3.1 The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. No member of the Committee shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing or denying authorization to any transaction hereunder.

    3.2 Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time to:

          (a) determine those individuals to whom Employee Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Stock Options to be granted to each Eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Employee Option, including the purchase price per Share subject to each Employee Option, and make any amendment or modification to any Agreement consistent with the terms of the Plan; and

          (b) select those Eligible Employees to whom Awards shall be granted under the Plan and to determine the number of Stock Appreciation Rights, Performance Units, Performance Shares, and/or Shares of Restricted Stock to be granted pursuant to each Award, the terms and conditions of each Award, including the restrictions or performance criteria relating to such Performance Units or Performance Shares, the maximum value of each Performance Unit and Performance Share and make any amendment or modification to any Agreement consistent with the terms of the Plan.

    3.3 Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

          (a) to construe and interpret the Plan and the Options and Awards granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final, binding and conclusive upon the Company, its Subsidiaries, the Optionees and Grantees and all other persons having any interest therein;

          (b) to determine the duration and purposes for leaves of absence which may be granted to an Optionee or Grantee on an individual basis without constituting a termination of employment or service for purposes of the Plan;

          (c) to exercise its discretion with respect to the powers and rights granted to it as set forth in the Plan; and

          (d) generally, to exercise such powers and to perform such acts as are deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

    4.  Stock Subject to the Plan.
        -------------------------

    4.1 The maximum number of Shares that may be made the subject of Options and Awards granted under the Plan is 3,000,000. Upon a Change in Capitalization the maximum number of Shares shall be adjusted in number and kind pursuant to Section 12. The Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

    4.2 Upon the granting of an Option or an Award, the number of Shares available under Section 4.1 for the granting of further Options and Awards shall be reduced as follows:

          (a) In connection with the granting of an Option or an Award (other than the granting of a Performance Unit denominated in dollars), the number of Shares shall be reduced by the number of Shares in respect of which the Option or Award is granted or denominated.

          (b) In connection with the granting of a Performance Unit denominated in dollars, the number of Shares shall be reduced by an amount equal to the quotient of (i) the dollar amount in which the Performance Unit is denominated, divided by (ii) the Fair Market Value of a Share on the date the Performance Unit is granted.

    4.3 Whenever any outstanding Option or Award or portion thereof expires, is canceled or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire Option or Award, the Shares allocable to the expired, canceled or otherwise terminated portion of the Option or Award may again be the subject of Options or Awards granted hereunder.

    4.4 Notwithstanding anything contained in this Section 4, the number of Shares available for Options and Awards at any time under the Plan shall be reduced to such lesser amount as may be required pursuant to the methods of calculation necessary so that the exemptions provided pursuant to Rule 16b-3 under the Exchange Act will continue to be available for transactions involving all current and future Options and Awards. In addition, during the period that any Options and Awards remain outstanding under the Plan, the Committee may make good faith adjustments with respect to the number of Shares attributable to such Options and Awards for purposes of calculating the maximum number of Shares available for the granting of future Options and Awards under the Plan, provided that following such adjustments the exemptions provided pursuant to Rule 16b-3 under the Exchange Act will continue to be available for transactions involving all current and future Options and Awards.

    5.  DIRECTOR PLANS.
        --------------

    5A.  OPTION GRANTS FOR NON-EMPLOYEE DIRECTORS.
         ----------------------------------------

    5A.1  Annual Grant.  Director Options shall be granted to
         ------------
    each Nonemployee Director on the first trading day of September of each year that the Plan is in effect. Each Director Option granted shall be in respect of 4,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms
                             --------  -------
    shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

    5A.2  One Time Grant.  Director Options shall be granted to
          --------------
    each Nonemployee Director elected by the stockholders on May 18, 1995, provided the Plan is approved by the stockholders of the Company. Each newly appointed or elected Nonemployee Director who has not previously received a one-time grant hereunder, shall be granted an option on the date the Nonemployee Director attends his or her first Company Board meeting. Each Director Option granted under this section shall be in respect of 5,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided,
                                                        --------
    however, that such terms shall not vary the timing of awards
    -------
    of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

    5A.3  Purchase Price.  The purchase price for Shares under
          --------------
    each Director Option shall be equal to 100% of the Fair
    Market Value of such Shares on the trading date immediately preceding the date of grant.

    5A.4  Vesting.  Subject to Section 7.4, each Director Option
          -------
    shall become exercisable with respect to one third (1/3) of the Shares subject thereto effective as of each of the first, second and third anniversaries of the grant date; provided,
                                                      --------
    however, that the Optionee continues to serve as a Director
    -------
    as of such dates. Notwithstanding the foregoing, if a Director's service terminates by reason of his death, Disability or Retirement, all Director Options then held by the Director shall be fully vested.

    5A.5  Duration.  Each Director Option shall terminate on the
          --------
    date which is the tenth anniversary of the grant date, unless terminated earlier as follows:

          (a) If an Optionee's service as a Director terminates for any reason other than Retirement, Disability, death or Cause, the Optionee may, for a period of three (3) months after such termination, exercise his or her Option to the extent, and only to the extent, that such Option or portion thereof was vested and exercisable as of the date the Optionee's service as a Director terminated, after which time the Option shall automatically terminate in full.

          (b) If an Optionee's service as a Director terminates by reason of the Optionee's Retirement or by resignation or removal from the Board due to Disability, the Optionee may, for a period of 12 months after such termination, exercise his or her Option to the extent, and only to the extent that such Option or portion thereof was vested and exercisable, as of the date the Optionee's service as Director terminated, after which time the Option shall automatically terminate in full.

          (c) If an Optionee's service as a Director terminates for Cause, the Option granted to the Optionee hereunder shall immediately terminate in full and no rights thereunder may be exercised.

          (d) If an Optionee dies while a Director or within three (3) months after termination of service as a Director as described in clause (a) or (b) of this Section 5A.5, the Option granted to the Optionee may be exercised at any time within 12 months after the Optionee's death by the person or persons to whom such rights under the Option shall pass by will, or by the laws of descent or distribution, after which time the Option shall terminate in full.

    5B.  STOCK PURCHASE FOR DIRECTOR RETAINER FEES.
         -----------------------------------------

    5B.1  Election to Participate.
          -----------------------

          (a) First Time Election.  All Nonemployee Directors or
              -------------------
    nominees on May 18, 1995, may file a six month irrevocable election to participate in this Plan with the Company Secretary at the 50% or 100% level prior to April 1, 1995, subject to stockholder approval of this Plan. Such Directors who elect to participate will be eligible to receive their Nonemployee Director retainer fee for the period October 1, 1995 through May 31, 1996 in the form of Shares issued on October 1, 1995. All newly appointed or newly elected Nonemployee Directors will be eligible to participate in this Plan by filing a six month irrevocable election to participate, at the 50% or 100% level, with the Company Secretary. An election so filed shall become effective on the first day of the month following the six month anniversary of the day of the election's receipt by the Company Secretary and the period shall end on May 31 of the ensuing year. After the "First Time Election" provided for in this Section has been made, each Nonemployee Director will be allowed to change his election annually on or before November 30 of the prior year as provided for in Section 5B.1(b) below.

          (b) Annual Election.  Each Nonemployee Director will,
              ---------------
    on or before November 30 of the prior year, shall have the right to change his election to participate in this Plan by having 50% or 100% of the Director's retainer fee (i.e. $24,000) payable under the Director Compensation Plan paid to him in advance on June 1 for the ensuing year, assuming he is reelected by the stockholders at the annual meeting. Any election made under Section 5B.1 (a) or (b) shall continue in effect until changed during the annual election period which terminates on November 30 of each year.

    5B.2  Payment in Stock.  Shares having a value equal to 50%
          ----------------
    of the annual retainer fee (i.e. $12,000) or 100% of the annual retainer fee (i.e. $24,000) will be paid to each Director on June 1 of each year in accordance with the election filed under Section 5B.1(b) hereof. Shares having a value equal to $1,000 per month (50% election) or $2,000 per month (100% election) will be paid to each Director on the first day of the month following the six month anniversary date of the Company Secretary's receipt of the election provided under Section 5B.1(a) hereof for the period beginning on the first day of the month following the six month anniversary date of the Company Secretary's receipt of the Director's election and ending on May 31.

    5B.3  Fair Market Value.  The Fair Market Value for Shares
          -----------------
    paid to Directors under this Section shall be equal to the Fair Market Value of such Shares on the first trading day immediately preceding June 1 of each year under the election in Section 5B.1(b) and at the Fair Market Value of such Shares on the first trading day preceding the first day of the month following the six month anniversary date of the Company Secretary's receipt of the Nonemployee Director's irrevocable election in Section 5B.1(a). No fractional Share will be issued to any Director.

    5B.4  Distribution.  Shares will be distributed to the
          ------------
    Director as soon as practicable after issuance. Any amount not used for the acquisition of a Share will be paid to the Director in cash.

    6.  Option Grants for Eligible Employees.
        ------------------------------------

    6.1  Authority of Committee.  Subject to the provisions of
         ----------------------
    the Plan and to Section 4.1 above, the Committee shall have full and final authority to select those Eligible Employees who will receive Options (each an "Employee Option"), the terms and conditions of which shall be set forth in an Agreement; provided, however, that no person shall receive
               -----------------
    any Incentive Stock Options unless he or she is an employee of the Company, a Parent or a Subsidiary at the time the Incentive Stock Option is granted.

    6.2  Purchase Price.  The purchase price or the manner in
         --------------
    which the purchase price is to be determined for Shares under each Employee Option shall be determined by the Committee and set forth in the Agreement; provided, however, that the
                                -----------------
    purchase price per Share under each Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share on the date the Incentive Stock Option is granted (110% in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and the purchase price per Share under each Nonqualified Stock Option shall not be less than the Fair Market Value of a Share on the date the Nonqualified Stock Option is granted.

     6.3 Maximum Duration.  Employee Options granted hereunder
         ----------------
    shall be for such term as the Committee shall determine, provided that an Incentive Stock Option shall not be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and a Nonqualified Stock Option shall not be exercisable after the expiration of ten (10) years from the date it is granted. The Committee may, subsequent to the granting of any Employee Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

    6.4  Vesting.  Subject to Section 7.4 hereof, each Employee
         -------
    Option shall become exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Agreement. To the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the Employee Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

    6.5  Modification or Substitution.  The Committee may, in its
         ----------------------------
    discretion, modify outstanding Employee Options or accept the surrender of outstanding Employee Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, (i) no modification of an Employee Option shall adversely alter or impair any rights or obligations under the Employee Option without the Optionee's consent, and (ii) no modification or surrender of an outstanding option and the grant of new options in substitution for them which results in a Purchase Price (as defined in Section 6.2 hereof) that is lower than the Purchase Price of the originally issued Option shall be effective until authorized by the shareholders of the Corporation.

    7.  Terms and Conditions Applicable to All Options.
        ----------------------------------------------

    7.1  Non-transferability.  No Option granted hereunder shall
         -------------------
    be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his or her guardian or legal representative. The terms of such Option shall be final, binding and conclusive upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

    7.2  Method of Exercise.  The exercise of an Option shall be
         ------------------
    made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any Shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise by any one or a combination of the following: (i) cash or (ii) transferring Shares to the Company upon such terms and conditions as determined by the Committee. Notwithstanding the foregoing, the Committee shall have discretion to determine at the time of grant of each Employee Option or at any later date (up to and including the date of exercise) the form of payment acceptable in respect of the exercise of such Employee Option. The written notice pursuant to this Section 7.2 may also provide instructions from the Optionee to the Company that upon receipt of the purchase price in cash from the Optionee's broker or dealer, designated as such on the written notice, in payment for any Shares purchased pursuant to the exercise of an Option, the Company shall issue such Shares directly to the designated broker or dealer. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. No fractional Shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

    7.3  Rights of Optionees.  No Optionee shall be deemed for
         -------------------
    any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee or his designated broker or dealer and (iii) the Optionee's name or the name of his designated broker or dealer shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

    7.4  Effect of Change in Control.  Notwithstanding anything
         ---------------------------
    contained in the Plan or an Agreement to the contrary, in the event of a Change in Control, (i) all Options outstanding on the date of such Change in Control shall become immediately and fully exercisable and (ii) an Optionee will be permitted to surrender for cancellation within sixty (60) days after such Change in Control, any Option or portion of an Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any, of (x) (A) in the case of a Nonqualified Stock Option, the greater of (1) the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered or (2) the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered or (B) in the case of an Incentive Stock Option, the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered, over (y) the aggregate purchase price for such Shares under the Option or portion thereof surrendered; provided, however, that in the case of
                         -----------------
    an Option granted within six (6) months prior to the Change in Control to any Optionee who may be subject to liability under Section 16(b) of the Exchange Act, such Optionee shall be entitled to surrender for cancellation his or her Option during the sixty (60) day period commencing upon the expiration of six (6) months from the date of grant of any such Option.

    8.  Stock Appreciation Rights.  The Committee may, in its
        -------------------------
    discretion, either alone or in connection with the grant of an Option, grant Stock Appreciation Rights in accordance with the Plan and the terms and conditions of which shall be set forth in an Agreement. If granted in connection with an Option, a Stock Appreciation Right shall cover the same Shares covered by the Option (or such lesser number of Shares as the Committee may determine) and shall, except as provided in this Section 8, be subject to the same terms and conditions as the related Option.

    8.1  Time of Grant.  A Stock Appreciation Right may be
         -------------
    granted (i) at any time if unrelated to an Option, or (ii) if related to an Option, either at the time of grant, or at any time thereafter during the term of the Option.

    8.2  Stock Appreciation Right Related to an Option.
         ---------------------------------------------

          (a) Exercise.  Subject to Section 8.6, a Stock
              --------
    Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option Agreement.

          (b) Amount Payable.  Upon the exercise of a Stock
              --------------
    Appreciation Right related to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date preceding the date of exercise of such Stock Appreciation Right over the per Share purchase price under the related Option, by (B) the number of Shares as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

          (c) Treatment of Related Options and Stock Appreciation
              ---------------------------------------------------
    Rights Upon Exercise.  Upon the exercise of a Stock
    --------------------
    Appreciation Right granted in connection with an Option, the Option shall be canceled to the extent of the number of Shares as to which the Stock Appreciation Right is exercised, and upon the exercise of an Option granted in connection with a Stock Appreciation Right or the surrender of such Option, the Stock Appreciation Right shall be canceled to the extent of the number of Shares as to which the Option is exercised or surrendered.

    8.3  Stock Appreciation Right Unrelated to an Option.  The
         -----------------------------------------------
    Committee may grant to Eligible Employees Stock Appreciation Rights unrelated to Options. Stock Appreciation Rights unrelated to Options shall contain such terms and conditions as to exercisability (subject to Section 8.6), vesting and duration as the Committee shall determine, but in no event shall they have a term of greater than ten (10) years. Upon exercise of a Stock Appreciation Right unrelated to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date preceding the date of exercise of such Stock Appreciation Right over the Fair Market Value of a Share on the date the Stock Appreciation Right was granted, by (B) the number of Shares as to which the Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

    8.4  Method of Exercise.  Stock Appreciation Rights shall be
         ------------------
    exercised by a Grantee only by a written notice delivered in person or by mail to the Corporate Secretary or the President of the Company at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Corporate Secretary or President of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Grantee.

    8.5  Form of Payment.  Payment of the amount determined under
         ---------------
    Sections 8.2(b) or 8.3 may be made in the discretion of the Committee, solely in whole Shares in a number determined at their Fair Market Value on the date preceding the date of exercise of the Stock Appreciation Right, or solely in cash, or in a combination of cash and Shares. If the Committee decides to make full payment in Shares and the amount payable results in a fractional Share, payment for the fractional Share will be made in cash. Notwithstanding the foregoing, no payment in the form of cash may be made upon the exercise of a Stock Appreciation Right pursuant to Sections 8.2(b) or
    8.3 to an officer of the Company or a Subsidiary who is subject to liability under Section 16(b) of the Exchange Act, unless the exercise of such Stock Appreciation Right is made during the period beginning on the third business day and ending on the twelfth business day following the date of release for publication of the Company's quarterly or annual statements of earnings.

    8.6  Restrictions.  No Stock Appreciation Right or portion
         ------------
    thereof may be exercised before the date six (6) months after the date it is granted.

    8.7  Modification or Substitution.  Subject to the terms of
         ----------------------------
    the Plan, the Committee may modify outstanding Awards of Stock Appreciation Rights or accept the surrender of outstanding Awards of Stock Appreciation Rights (to the extent not exercised) and grant new Awards in substitution for them. Notwithstanding the foregoing, no modification of an Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent.

    8.8  Effect of Change in Control.  Notwithstanding anything
         ---------------------------
    contained in this Plan to the contrary, in the event of a Change in Control, subject to Section 8.6, all Stock Appreciation Rights shall become immediately and fully exercisable. Notwithstanding Sections 8.3 and 8.5, upon the exercise of a Stock Appreciation Right unrelated to an Option or any portion thereof during the sixty (60) day period following a Change in Control, the amount payable shall be in cash and shall be an amount equal to the excess, if any, of
    (A) the greater of (x) the Fair Market Value, on the date preceding the date of exercise, of the Shares subject to Stock Appreciation Right or portion thereof exercised and (y) the Adjusted Fair Market Value, on the date preceding the date of exercise, of the Shares over (B) the aggregate Fair Market Value, on the date the Stock Appreciation Right was granted, of the Shares subject to the Stock Appreciation Right or portion thereof exercised; provided, however, that
                                        -----------------
    in the case of a Stock Appreciation Right granted within six
    (6) months prior to the Change in Control to any Grantee who may be subject to liability under Section 16(b) of the Exchange Act, such Grantee shall be entitled to exercise his Stock Appreciation Right during the sixty (60) day period commencing upon the expiration of six (6) months from the date of grant of any such Stock Appreciation Right.

    9.  Restricted Stock.
        ----------------

    9.1  Grant.  The Committee may grant to Eligible Employees
         -----
    Awards of Restricted Stock, and may issue Shares of Restricted Stock in payment in respect of vested Performance Units (as hereinafter provided in Section 10.2), which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may, in its discretion, determine and (without limiting the generality of the foregoing) such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the terms and provisions set forth below in this Section 9.

    9.2  Rights of Grantee.  Shares of Restricted Stock granted
         -----------------
    pursuant to an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted provided that the Grantee has executed an Agreement evidencing the Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with a Restricted Stock Award shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. Unless the Committee determines otherwise and as set forth in the Agreement, upon delivery of the Shares to the escrow agent, the Grantee shall have all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

    9.3  Non-transferability.  Until any restrictions upon the
         -------------------
    Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in Section 9.4, such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee.

    9.4  Lapse of Restrictions.
         ---------------------

          (a) Generally.  Restrictions upon Shares of Restricted
              ---------
    Stock awarded hereunder shall lapse at such time or times and on such terms and conditions as the Committee may determine, which restrictions shall be set forth in the Agreement evidencing the Award.

          (b) Effect of Change in Control.  Notwithstanding
              ---------------------------
    anything contained in the Plan, unless the Agreement evidencing the Award provides to the contrary, in the event of a Change in Control, all restrictions upon any Shares of Restricted Stock shall lapse immediately and all such Shares shall become fully vested in the Grantee.

    9.5  Modification or Substitution.  Subject to the terms of
         ----------------------------
    the Plan, the Committee may modify outstanding Awards of Restricted Stock or accept the surrender of outstanding Shares of Restricted Stock (to the extent the restrictions on such Shares have not yet lapsed) and grant new Awards in substitution for them. Notwithstanding the foregoing, no modification of an Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent.

    9.6  Treatment of Dividends.  At the time the Award of Shares
         ----------------------
    of Restricted Stock is granted, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on such Shares by the Company shall be (i) deferred until the lapsing of the restrictions imposed upon such Shares and (ii) held by the Company for the account of the Grantee until such time. In the event that dividends are to be deferred, the Committee shall determine whether such dividends are to be reinvested in shares of Stock (which shall be held as additional Shares of Restricted Stock) or held in cash. If deferred dividends are to be held in cash, there may be credited at the end of each year (or portion thereof) interest on the amount of the account at the beginning of the year at a rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends in respect of Shares of Restricted Stock (whether held in cash or as additional Shares of Restricted Stock), together with interest accrued thereon, if any, shall be made upon the lapsing of restrictions imposed on the Shares in respect of which deferred dividends were paid, and any dividends deferred (together with any interest accrued thereon) in respect of any Shares of Restricted Stock shall be forfeited upon the forfeiture of such Shares.

    9.7  Delivery of Shares.  Upon the lapse of the restrictions
         ------------------
    on Shares of Restricted Stock, the Committee shall cause a stock certificate to be delivered to the Grantee with respect to such Shares, free of all restrictions hereunder.

    10.  Performance Awards.
         ------------------

    10.1  Performance Objectives.  Performance objectives for
          ----------------------
    Performance Awards may be expressed in terms of (i) earnings per Share, (ii) pre-tax profits, (iii) net earnings or net worth, (iv) return on equity or assets, (v) any combination of the foregoing, or (vi) any other standard or standards deemed appropriate by the Committee at the time the Award is granted. Performance objectives may be in respect of the performance of the Company and its Subsidiaries (which may be on a consolidated basis), a Subsidiary or a Division. Performance objectives may be absolute or relative and may be expressed in terms of a progression within a specified range. Prior to the end of a Performance Cycle, the Committee, in its discretion, may adjust the performance objectives to reflect a Change in the Capitalization, a change in the tax rate or book tax rate of the Company or any Subsidiary, or any other event which may materially affect the performance of the Company, a Subsidiary or a Division, including, but not limited to, market conditions or a significant acquisition or disposition of assets or other property by the Company, a Subsidiary or a Division.

    10.2  Performance Units.  The Committee, in its discretion,
          -----------------
    may grant Awards of Performance Units to Eligible Employees, the terms and conditions of which shall be set forth in an Agreement between the Company and the Grantee. Performance Units may be denominated in Shares or a specified dollar amount and, contingent upon the attainment of specified performance objectives within the Performance Cycle, represent the right to receive payment as provided in Section 10.2(b) of (i) in the case of Share-denominated Performance Units, the Fair Market Value of a Share on the date the Performance Unit was granted, the date the Performance Unit became vested or any other date specified by the Committee,
    (ii) in the case of dollar-denominated Performance Units, the specified dollar amount or (iii) a percentage (which may be more than 100%) of the amount described in clause (i) or (ii) depending on the level of performance objective attainment; provided, however, that the Committee may at the time a
    -----------------
    Performance Unit is granted, specify a maximum amount payable in respect of a vested Performance Unit. Each Agreement shall specify the number of the Performance Units to which it relates, the performance objectives which must be satisfied in order for the Performance Units to vest and the Performance Cycle within which such objectives must be satisfied.

          (a) Vesting and Forfeiture.  A Grantee shall become
              ----------------------
    vested with respect to the Performance Units to the extent that the performance objectives set forth in the Agreement are satisfied for the Performance Cycle.

          (b) Payment of Awards.  Payment to Grantees in respect
              -----------------
    of vested Performance Units shall be made within sixty (60) days after the last day of the Performance Cycle to which such Award relates unless the Agreement evidencing the Award provides for the deferral of payment, in which event the terms and conditions of the deferral shall be set forth in the Agreement. Subject to Section 10.4, such payments may be made entirely in Shares valued at their Fair Market Value as of the last day of the applicable Performance Cycle or such other date specified by the Committee, entirely in cash, or in such combination of Shares and cash as the Committee in its discretion, shall determine at any time prior to such payment; provided, however, that if the Committee in its
             -----------------
    discretion determines to make such payment entirely or partially in Shares of Restricted Stock, the Committee must determine the extent to which such payment will be in Shares of Restricted Stock and the terms of such Restricted Stock at the time the Award is granted.

    10.3  Performance Shares.  The Committee, in its discretion,
          ------------------
    may grant Awards of Performance Shares to Eligible Employees, the terms and conditions of which shall be set forth in an Agreement between the Company and the Grantee. Each Agreement may require that an appropriate legend be placed on Share certificates. Awards of Performance Shares shall be subject to the following terms and provisions:

          (a) Rights of Grantee. The Committee shall provide at the time an Award of Performance Shares is made, the time or times at which the actual Shares represented by such Award shall be issued in the name of the Grantee; provided,
                                                --------
    however, that no Performance Shares shall be issued until the
    -------
    Grantee has executed an Agreement evidencing the Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Performance Shares. If a Grantee shall fail to execute the Agreement evidencing an Award of Performance Shares, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with an Award of Performance Shares shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. Except as restricted by the terms of the Agreement, upon delivery of the Shares to the escrow agent, the Grantee shall have, in the discretion of the Committee, all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

          (b) Non-transferability.  Until any restrictions upon
              -------------------
    the Performance Shares awarded to a Grantee shall have lapsed in the manner set forth in Sections 10.3(c) or 10.4, such Performance Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee.
    The Committee may also impose such other restrictions and conditions on the Performance Shares, if any, as it deems appropriate.

          (c) Lapse of Restrictions.   Subject to Section 10.4,
              ---------------------
    restrictions upon Performance Shares awarded hereunder shall lapse and such Performance Shares shall become vested at such time or times and on such terms, conditions and satisfaction of performance objectives as the Committee may, in its discretion, determine at the time an Award is granted.

          (d) Treatment of Dividends.  At the time the Award of
              ----------------------
    Performance Shares is granted, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on actual Shares represented by such Award which have been issued by the Company to the Grantee shall be (i) deferred until the lapsing of the restrictions imposed upon such Performance Shares and (ii) held by the Company for the account of the Grantee until such time. In the event that dividends are to be deferred, the Committee shall determine whether such dividends are to be reinvested in shares of Stock (which shall be held as additional Performance Shares) or held in cash. If deferred dividends are to be held in cash, there may be credited at the end of each year (or portion thereof) interest on the amount of the account at the beginning of the year at a rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends in respect of Performance Shares (whether held in cash or in additional Performance Shares), together with interest accrued thereon, if any, shall be made upon the lapsing of restrictions imposed on the Performance Shares in respect of which the deferred dividends were paid, and any dividends deferred (together with any interest accrued thereon) in respect of any Performance Shares shall be forfeited upon the forfeiture of such Performance Shares.

          (e) Delivery of Shares.  Upon the lapse of the
              ------------------
    restrictions on Performance Shares awarded hereunder, the Committee shall cause a stock certificate to be delivered to the Grantee with respect to such Shares, free of all restrictions hereunder.

    10.4  Effect of Change in Control.  Notwithstanding anything
          ---------------------------
    contained in the Plan or any Agreement to the contrary, in the event of a Change in Control:

          (a) With respect to the Performance Units, the Grantee shall (i) become vested in a percentage of Performance Units as determined by the Committee at the time of the Award of such Performance Units and as set forth in the Agreement and
    (ii) be entitled to receive in respect of all Performance Units which become vested as a result of a Change in Control, a cash payment within ten (10) days after such Change in Control in an amount as determined by the Committee at the time of the Award of such Performance Unit and as set forth in the Agreement.

          (b) With respect to the Performance Shares, all restrictions shall lapse immediately on all or a portion of the Performance Shares as determined by the Committee at the time of the Award of such Performance Shares and as set forth in the Agreement.

          (c) The Agreements evidencing Performance Shares and Performance Units shall provide for the treatment of such Awards (or portions thereof) which do not become vested as the result of a Change in Control, including, but not limited to, provisions for the adjustment of applicable performance objectives.

    10.5  Non-transferability.  No Performance Awards shall be
          -------------------
    transferable by the Grantee otherwise than by will or the laws of descent and distribution.

    10.6  Modification or Substitution.  Subject to the terms of
          ----------------------------
    the Plan, the Committee may modify outstanding Performance Awards or accept the surrender of outstanding Performance Awards and grant new Performance Awards in substitution for them. Notwithstanding the foregoing, no modification of a Performance Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent.

    11.  Effect of a Termination of Employment.  The Agreement
         -------------------------------------
    evidencing the grant of each Employee Option and each Award shall set forth the terms and conditions applicable to such Employee Option or Award upon a termination or change in the status of the employment of the Optionee or Grantee by the Company, a Subsidiary or a Division (including a termination or change by reason of the sale of a Subsidiary or a Division), as the Committee may, in its discretion, determine at the time the Employee Option or Award is granted or thereafter.

    12.  Adjustment Upon Changes in Capitalization.
         -----------------------------------------

          (a) In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the (i) maximum number and class of Shares or other stock or securities with respect to which Options or Awards may be granted under the Plan, (ii) the number and class of Shares or other stock or securities which are subject to Director Options issuable under Section 5; and
    (iii) the number and class of Shares or other stock or securities which are subject to outstanding Options or Awards granted under the Plan, and the purchase price therefor, if applicable.

          (b) Any such adjustment in the Shares or other stock or securities subject to outstanding Incentive Stock Options (including any adjustments in the purchase price) shall be made in such manner as not to constitute a modification as defined by Section 424(h)(3) of the Code and only to the extent otherwise permitted by Sections 422 and 424 of the Code.

          (c) Any stock adjustment in the Shares or other stock or securities subject to outstanding Director Options
    (including any adjustments in the purchase price) shall be made only to the extent necessary to maintain the proportionate interest of the Optionee and preserve, without exceeding, the value of such Director Option.

          (d) If, by reason of a Change in Capitalization, a Grantee of an Award shall be entitled to, or an Optionee shall be entitled to exercise an Option with respect to, new, additional or different shares of stock or securities, such new additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the Shares subject to the Award or Option, as the case may be, prior to such Change in Capitalization.

    13.  Effect of Certain Transactions.  Subject to Sections
         ------------------------------
    7.7, 8.8, 9.4(b) and 10.4, in the event of (i) the liquidation or dissolution of the Company or (ii) a merger or consolidation of the Company (a "Transaction"), the Plan and the Options and Awards issued hereunder shall continue in effect in accordance with their respective terms and each Optionee and Grantee shall be entitled to receive in respect of each Share subject to any outstanding Options or Awards, as the case may be, upon exercise of any Option or payment or transfer in respect of any Award, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share.

    14.  Termination and Amendment of the Plan.  The Plan shall
         -------------------------------------
    terminate on the day preceding the tenth anniversary of the date of its adoption by the Board and no Option or Award may be granted thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, modify or suspend the Plan; provided, however, that:

          (a) No such amendment, modification, suspension or termination shall impair or adversely alter any Options or Awards theretofore granted under the Plan, except with the consent of the Optionee or Grantee, nor shall any amendment, modification, suspension or termination deprive any Optionee or Grantee of any Shares which he or she may have acquired through or as a result of the Plan;

          (b) To the extent necessary under Section 16(b) of the Exchange Act and the rules and regulations promulgated thereunder or other applicable law, no amendment shall be effective unless approved by the stockholders of the Company in accordance with applicable law and regulations; and

          (c) The provisions of Section 5 shall not be amended more often than once every six (6) months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules and regulations promulgated thereunder.

    15.  Non-Exclusivity of the Plan.  The adoption of the Plan
         ---------------------------
    by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

    16.  Limitation of Liability.  As illustrative of the
         -----------------------
    limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:

              (i) give any person any right to be granted an Option or Award other than at the sole discretion of the Committee;

              (ii) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

              (iii) limit in any way the right of the Company to terminate the employment of any person at any time; or

              (iv) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person at any particular rate of compensation or for any particular period of time.

    17.  Regulations and Other Approvals; Governing Law.
         ----------------------------------------------

    17.1 Except as to matters of federal law, this Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of Texas without giving effect to conflicts of law principles.

    17.2 The obligation of the Company to sell or deliver Shares with respect to Options and Awards granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

    17.3 The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such Rule shall be inoperative and shall not affect the validity of the Plan.

    17.4 The Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority, or to obtain for Eligible Employees granted Incentive Stock Options the tax benefits under the applicable provisions of the Code and regulations promulgated thereunder.

    17.5 Each Option and Award is subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or Award or the issuance of Shares, no Options or Awards shall be granted or payment made or Shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions as acceptable to the Committee.

    17.6 Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, and Rule 144 or other regulations thereunder. The Committee may require any individual receiving Shares pursuant to an Option or Award granted under the Plan, as a condition precedent to receipt of such Shares, to represent and warrant to the Company in writing that the Shares acquired by such individual are acquired without a view to any distribution thereof and will not be sold or transferred other than pursuant to an effective registration thereof under said Act or pursuant to an exemption applicable under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. The certificates evidencing any of such Shares shall be appropriately amended to reflect their status as restricted securities as aforesaid.

    18.  Miscellaneous.
         -------------

    18.1  Multiple Agreements.  The terms of each Option or Award
          -------------------
    may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee.

    18.2  Withholding of Taxes.  (a) The Company shall have the
          --------------------
     right to deduct from any distribution of cash to any Director, Optionee or Grantee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to the receipt of any retainer fee, Option or Award. If a Director, Optionee or Grantee is to experience a taxable event in connection with the receipt of Shares pursuant to a payment in stock, Option exercise or payment of an Award (a "Taxable Event"), the Director, Optionee or Grantee shall pay the Withholding Taxes to the Company prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay Withholding Taxes to the Company, the Director, Optionee or Grantee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee or Company Secretary, as applicable, to have withheld a portion of the Shares then issuable to him or her having an aggregate Fair Market Value, on the date preceding the date of such issuance, equal to the Withholding Taxes, provided that in respect of a Director, Optionee or Grantee who may be subject to liability under Section 16(b) of the Exchange Act either: (i) in the case of a Taxable Event involving a payment in Stock, Option or an Award (A) the Tax Election is made at least six (6) months prior to the date of the Taxable Event and (B) the Tax Election is irrevocable with respect to all Taxable Events of a similar nature occurring prior to the expiration of six (6) months following a revocation of the Tax Election; or (ii) in the case of the exercise of an Option (A) the Optionee makes the Tax Election at least six (6) months after the date the Option was granted, (B) the Option is exercised during the ten (10) day period beginning on the third business day and ending on the twelfth business day following the release for publication of the Company's quarterly or annual statement of sales and earnings (a "Window Period") and (C) the Tax Election is made during the Window Period in which the related Option is exercised or prior to such Window Period and subsequent to the immediately preceding Window Period; or (iii) in the case of a Taxable Event relating to the payment of an Award (A) the Grantee makes the Tax Election at least six (6) months after the date the Award was granted and (B) the Tax Election is made (x) in the case of a Taxable Event occurring within a Window Period, during the Window Period in which the Taxable Event occurs, or (y) in the case of a Taxable Event not occurring within a window period, during the Window Period immediately preceding the Taxable Event relating to the Award. Notwithstanding the foregoing, the Committee may, by the adoption of rules or otherwise, (i) modify the provisions of this Section 18.2 (other than as regards Director Options) or impose such other restrictions or limitations on Tax Elections as may be necessary to ensure that the Tax Elections will be exempt transactions under Section 16(b) of the Exchange Act, and (ii) permit Tax Elections to be made at such other times and subject to such other conditions as the Committee determines will constitute exempt transactions under Section 16(b) of the Exchange Act.

          (b) If an Optionee makes a disposition, within the meaning of Section 424(c) of the Code and regulations promulgated thereunder, of any Share or Shares issued to such Optionee pursuant to the exercise of an Incentive Stock Option within the two-year period commencing on the day after the date of the grant or within the one-year period commencing on the day after the date of transfer of such Share or Shares to the Optionee pursuant to such exercise, the Optionee shall, within ten (10) days of such disposition, notify the Company thereof, by delivery of written notice to the Company at its principal executive office.

          (c) The Committee shall have the authority, at the time of grant of an Employee Option or Award under the Plan or at any time thereafter, to award tax bonuses to designated Optionees or Grantees, to be paid upon their exercise of Employee Options or payment in respect of Awards granted hereunder. The amount of any such payments shall be determined by the Committee. The Committee shall have full authority in its absolute discretion to determine the amount of any such tax bonus and the terms and conditions affecting the vesting and payment thereof.

    19.  Effective Date.  The effective date of the Plan shall be
         --------------
    the date of its adoption by the Board, subject only to the approval by the affirmative vote of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with the applicable laws of the State of Texas within 12 months of such adoption.

                                                      EXHIBIT 10m

                            FORM OF
                            -------
               TERMINATION PROTECTION AGREEMENT
               --------------------------------
                   FOR CORPORATE EXECUTIVES
                   ------------------------

    THIS AGREEMENT made as of the 18th day of May, 1995, by and between the "Company" (as hereinafter defined) and ________________________ (the "Executive").

    WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a "Change in Control" (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

    WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure [his or her] continued dedication and efforts in such event without undue concern for [his or her] personal financial and employment security; and

    WHEREAS, in order to induce the Executive to remain in the employ of the Company and the Employer, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event [his or her] employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with the "Gross-Up Payment" (as hereinafter defined) and certain other benefits whether or not the Executive's employment is terminated.

    NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

    1.  Term of Agreement.  This Agreement shall commence as of
        -----------------
    May 18, 1995 and shall continue in effect until May 18, 1997; provided, however, that commencing on May 18, 1996 and on each May 18 thereafter, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, however, that notwithstanding any such
    --------  -------  -------
    notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

    2.  Definitions.
        -----------

    2.1.  Accrued Compensation.  For purposes of this Agreement,
          --------------------
    "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date including (i) base salary, and (ii) reimbursement for reasonable and necessary expenses incurred the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay, if required by applicable law, and (iv) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

    2.2.  Base Amount.  For purposes of this Agreement, "Base
          -----------
    Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or
    (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of [his or her] base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company.

    2.3.  Bonus Amount.  For purposes of this Agreement, "Bonus
          ------------
    Amount" shall mean the highest annual bonus paid or payable to the Executive for any fiscal year in respect of the three
    (3) full fiscal years ended prior to the Change in Control.

    2.4.  Cause.  For purposes of this Agreement, a termination
          -----
    of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform [his or her] reasonably assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or
    (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; provided, however, that no termination of the
               --------  -------
    Executive's employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause
    (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company.

    2.5.  Change in Control.  For purposes of this Agreement, a
          -----------------
    "Change in Control" shall mean any of the following events:

          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided,
                                                      --------
    however, that in determining whether a Change in Control has
    -------
    occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"),
    (2) the Company or any Subsidiary, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

            (b) The individuals who, as of May 18, 1995, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for
    -----------------
    election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be
           -------------------------
    considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:
              (1) A merger, consolidation or reorganization involving the Company, unless

              (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

              (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

              (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

              (iv) a transaction described in clauses (i) through
    (iii) shall herein be referred to as a "Non-Control
    Transaction";

              (2) A complete liquidation or dissolution of the Company; or

              (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

    Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (d) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated following the Effective Date but within one (1) year prior to a Change in Control and [the Executive reasonably demonstrates that] such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment.

    2.6.  Company.   For purposes of this Agreement, the
          -------
    "Company" shall mean Tandy Corporation and shall include its "Successors and Assigns" (as hereinafter defined).

    2.7.  Disability.   For purposes of this Agreement,
          ----------
    "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform [his or her] duties with the Company for a period of one hundred eighty (180) consecutive days and the Executive has not returned to [his or her] full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

    2.8.      (a) Good Reason.  For purposes of this Agreement,
                  -----------
    "Good Reason" shall mean the occurrence after a Change in Control of any of the events or conditions described in Subsections (i) through (ix) hereof:

             (i) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change in [his or her] status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; or any removal of the Executive from or failure to reappoint or reelect [him or her] to any of [his or her] offices or positions, except in connection with the termination of the Executive's employment for Cause, or as a result of [his or her] death, or by the Executive other than for Good Reason;

              (ii) a reduction in the rate of the Executive's base salary below the Base Amount or any failure to pay the Executive any compensation or benefits to which [he or she] is entitled within fifteen (15) days of the date notice of such failure to pay is given to the Company and, in the case of any annual bonus, within forty-five (45) days following the end of the fiscal year pursuant to which such bonus relates;

              (iii) a change in the accounting policies or practices as in effect during the ninety (90) days preceding the Change in Control or at any time thereafter which, in the Executive's reasonable judgment, results in a reduction in [his or her] earning potential;

              (iv) the Company's requiring the Executive to be based at any place outside a 20-mile radius from [his or her] place of employment on the day prior to the Change in Control, except for reasonably required travel on the Company's business which is not materially greater than such travel requirements prior to the Change in Control;

              (v) the failure by the Company to (A) continue in effect (without reduction in benefit levels, reward opportunities and/or bonus potential for comparable performance) any material compensation or benefit plan in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter including, but not limited to, the plans listed on Appendix A, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive, or (B) provide the Executive with compensation and benefits, in the aggregate at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter;

              (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy, of the Company, which petition is not dismissed within sixty (60) days;

              (vii) any material breach by the Company of any provision hereof;

              (viii) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 2.4 hereof; and

              (ix) the failure of the Company to obtain an agreement, satisfactory to the Executive, from any Successor or Assign of the Company, to assume and agree to perform this Agreement, as contemplated in Section 6 hereof.

          (b) Any event or condition described in this Section 2.8(a)(i) through (ix) which occurs following the Effective Date but within one (1) year prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a Third Party or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

    2.9.  Notice of Termination.   For purposes of this
          ---------------------
    Agreement, following a Change in Control, "Notice of Termination" shall mean a written notice of termination from the Company of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

    2.10.  Pro Rata Bonus.  For purposes of this Agreement, "Pro
           --------------
    Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

    2.11.  Successors and Assigns.  For purposes of this
           ----------------------
    Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     2.12.  Termination Date.  For purposes of this Agreement,
            ----------------
    "Termination Date" shall mean in the case of the Executive's death, [his or her] date of death, in the case of Good Reason, the last day of [his or her] employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is
    -----------------
    terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of [his or her] duties during such period of at least 30 days.

    3.  Termination of Employment.
        -------------------------

    3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

          (a) If the Executive's employment with the Company shall be terminated (1) by reason of the Executive's death,
    (2) by the Company for Cause or Disability, or (3) by the Executive other than for Good Reason and other than during the 60-day period commencing on the first anniversary of the date of the occurrence of a Change in Control (the "Window Period"), the Company shall pay to the Executive the Accrued Compensation and, if such termination is other than by the Company for Cause, a Pro Rata Bonus.

          (b) If the Executive's employment with the Company shall be terminated for any reason other than as specified in
    Section 3.1(a) or during the Window Period, the Executive shall be entitled to the following:

              (i) the Company shall pay the Executive all Accrued
       Compensation and a Pro-Rata Bonus;

              (ii)  the Company shall pay the Executive as
    termination pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single payment an amount (the "Termination Amount") in cash equal to two times the sum of (A) the Base Amount and (B) the Bonus Amount;

          (iii) for twenty-four (24) months from the Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and [his or her] dependents and beneficiaries the fringe benefits, (excluding those benefit plans numbered 1 through 11 inclusive on Appendix A but including an automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period; provided, however, that with respect
                             -----------------
    to any Executive who was entitled to the use of an automobile provided by the Company within the ninety (90) day period prior to a Change in Control or at any time thereafter, the Executive shall be paid a cash payment equal to the value of the Company provided automobile to the Executive for the Continuation Period. The coverage and benefits (including deductibles and contributions by the Executive, if any) provided in this Section 3.1(b)(iii) during the Continuation Period shall be no less favorable to the Executive and [his or her] dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits (except for the automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive, [his or her] dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits;

              (iv) the Company shall pay in a single payment an amount equal to eighty percent (80%) of the maximum amount the Executive could have contributed under the Deferred Salary and Investment Plan, Stock Purchase Program and Supplemental Stock Program as in effect on the date immediately prior to the Change in Control during the Continuation Period had [he or she] continued in the employment with the Company during the Continuation Period at the greater of [his or her] annualized gross salary and wages as in effect immediately prior to the Change in Control or at any time thereafter; and

              (v) (A) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) granted to the Executive including, but not limited to, awards granted under the Company's 1985 Stock Option Plan, 1993 Incentive Stock Plan, or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested and (B) the Executive shall have the right to require the Company to purchase, for cash, any shares of unrestricted stock or shares purchased upon exercise of any options, at a price equal to the fair market value of such shares on the date of purchase by the Company.

          (c) The amounts provided for in Sections 3.1(a) and 3.1(b)(i), (ii), (iii) (only as to the automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and (iv) shall be paid in a single lump sum cash payment within five (5) days after the Executive's Termination Date (or earlier, if required by applicable law).

          (d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1(b)(iii).

    3.2. (a) The termination pay and termination benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, policy or practice.

          (b) The Executive's entitlement to any other compensation or benefits (other than the Pro Rata Bonus and other than the termination pay and termination benefits as provided under this Section 3) shall be determined in accordance with the Company's employee benefit plans (including, the plans listed on Appendix A) and other applicable programs, policies and practices then in effect.

    4.  Notice of Termination.  Following a Change in Control,
        ---------------------
    any purported termination of the Executive's employment by the Company and/or the Employer shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

    5.  Excise Tax Payments.
        -------------------
          (a) In the event that any payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), to the Executive or for [his or her] benefit paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, [his or her] employment with the Company or a change in ownership or effective control of the Company or of a substantial portion of its assets (a "Payment" or "Payments"), would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on [his or her] return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) An initial determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made at the Company's expense by an accounting firm selected by the Company and reasonably acceptable to the Executive which is designated as one of the five largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within five days of the Termination Date if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). The Gross-Up Payment, if any, as determined pursuant to this Paragraph 5(b) shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. The existence of the Dispute shall not in any way affect the Executive's right to receive the Gross-Up Payment in accordance with the Determination. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Paragraph 5(c) below.

          (c) As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that a Gross-Up Payment (or a portion thereof) will be paid which should not have been paid (an "Excess Payment") or a Gross-Up Payment (or a portion thereof) which should have been paid will not have been paid (an "Underpayment"). An Underpayment shall be deemed to have occurred (i) upon notice (formal or informal) to the Executive from any governmental taxing authority that the Executive's tax liability (whether in respect of the Executive's current taxable year or in respect of any prior taxable year) may be increased by reason of the imposition of the Excise Tax on a Payment or Payments with respect to which the Company has failed to make a sufficient Gross-Up Payment, (ii) upon a determination by a court, (iii) by reason of determination by the Company (which shall include the position taken by the Company, together with its consolidated group, on its federal income tax return) or (iv) upon the resolution of the Dispute to the Executive's satisfaction. If an Underpayment occurs, the Executive shall promptly notify the Company and the Company shall promptly, but in any event, at least five days prior to the date on which the applicable government taxing authority has requested payment, pay to the Executive an additional Gross-Up Payment equal to the amount of the Underpayment plus any interest and penalties (other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on the Executive's return) imposed on the Underpayment. An Excess Payment shall be deemed to have occurred upon a "Final Determination" (as hereinafter defined) that the Excise Tax shall not be imposed upon a Payment or Payments (or portion thereof) with respect to which the Executive had previously received a Gross-Up Payment. A "Final Determination" shall be deemed to have occurred when the Executive has received from the applicable government taxing authority a refund of taxes or other reduction in the Executive's tax liability by reason of the Excise Payment and upon either (x) the date a determination is made by, or an agreement is entered into with, the applicable governmental taxing authority which finally and conclusively binds the Executive and such taxing authority, or in the event that a claim is brought before a court of competent jurisdiction, the date upon which a final determination has been made by such court and either all appeals have been taken and finally resolved or the time for all appeals has expired or (y) the statute of limitations with respect to the Executive's applicable tax return has expired. If an Excess Payment is determined to have been made, the amount of the Excess Payment shall be treated as a loan by the Company to the Executive and the Executive shall pay to the Company on demand (but not less than 10 days after the determination of such Excess Payment and written notice has been delivered to the Executive) the amount of the Excess Payment plus interest at an annual rate equal to the Applicable Federal Rate provided for in Section 1274(d) of the Code from the date the Gross-Up Payment (to which the Excess Payment relates) was paid to the Executive until the date of repayment to the Company.

          (d) Notwithstanding anything contained in this Agreement to the contrary, in the event that, according to the Determination, an Excise Tax will be imposed on any Payment or Payments, the Company shall pay to the applicable government taxing authorities as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

    6.  Successors; Binding Agreement.
        -----------------------------

          (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successor or Assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, [his or her] beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

    7.  Fees and Expenses.  The Company shall pay all legal fees
        -----------------
    and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, but not limited to, any such fees and expenses incurred in connection with (i) the Dispute and (ii) the Gross-Up Payment whether as a result of any applicable government taxing authority proceeding, audit or otherwise) or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in
    Section 2.4 of this Agreement; provided, however, that the circumstances set forth in clauses (a) and (b) (other than as a result of the Executive's termination of employment under circumstances described in Section 2.5(d)) occurred on or after a Change in Control.

    8.  Notice.  For the purposes of this Agreement, notices and
        ------
    all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

    9.  Non-exclusivity of Rights.  Nothing in this Agreement
        -------------------------
    shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

    10.  Settlement of Claims.  The Company's obligation to make
         --------------------
    the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

    11.  Miscellaneous.  No provision of this Agreement may be
         -------------

    modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

    12.  Governing Law.  THE VALIDITY, INTERPRETATION,
         -------------
    CONSTRUCTION AND PERFORMANCE OF THIS AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF; PROVIDED, HOWEVER, THAT IN ANY ACTION INVOLVING THE EXECUTIVE AND THE COMPANY WITH RESPECT TO ANY CLAIM OR ASSERTION THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE, THE COMPANY HAS THE BURDEN OF PROVING THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE.

    13.  Forum.  Any suit brought by the Executive under this
         -----
    Agreement may be brought in the appropriate state or federal court for Tarrant County, Texas, or for the county wherein the Executive maintains [his or her] residence. Any suit brought by the Company under this Agreement may only be brought in the county wherein the Executive maintains [his or her] residence unless the Executive consents to suit elsewhere.

    14.  Severability.  The provisions of this Agreement shall be
         ------------
    deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

    15.  Entire Agreement.  This Agreement constitutes the entire
         ----------------
    agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

    IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

                                   TANDY CORPORATION

    ATTEST:                        By: _______________________
                                       Name:
                                       Title:
    ___________________________
          Secretary

                                   By: _______________________
                                       [Executive]

                                                     APPENDIX A

              COMPENSATION AND BENEFIT PLANS


    1.  Tandy Corporation Officers Deferred Compensation Plan

    2.  Tandy Employees Deferred Salary and Investment Plan

    3.  Tandy Employees Stock Ownership Plan

    4.  Salary Continuation Plan for Executive Employees of Tandy
        Corporation and Subsidiaries

    5.  Tandy Corporation Stock Purchase Program

    6.  Tandy Employees Supplemental Stock Program

    7.  Tandy Corporation 1985 Stock Option Plan

    8.  Post Retirement Death Benefit Plan for Executive
        Employees of Tandy Corporation and Subsidiaries

    9.  Tandy Corporation 1993 Incentive Stock Plan

    10. Special Compensation Plan No. 1 for Tandy Corporation
        Executive Employees

    11. Special Compensation Plan No. 2 for Tandy Corporation
        Executive Employees

                            FORM OF
                            ______
               TERMINATION PROTECTION AGREEMENT
               --------------------------------
                   FOR DIVISION EXECUTIVES
                   -----------------------

    THIS AGREEMENT made as of the 18th day of May, 1995, by and between the "Company" (as hereinafter defined) and _______________________________ (the "Executive").

    WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a "Change in Control" (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

    WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrance of a Change in Control and to ensure [his or her] continued dedication and efforts in such event without undue concern for [his or her] personal financial and employment security; and

    WHEREAS, in order to induce the Executive to remain in the employ of the Company, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Exeuctive to provide the Executive with certain benefits in the event [his or her] employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with the "Gross-Up Payment" (as hereinafter defined) and certain other benefits whether or not the Executive's employment is terminated.

    NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

    1.  Term of Agreement.   This Agreement shall commence as of
        -----------------
    May 18, 1995 and shall continue in effect until May 18, 1997; provided, however, that commencing on May 18, 1996 and on each May 18 thereafter, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

    2.  Definitions.
        -----------

    2.1.  Accrued Compensation.  For purposes of this Agreement,
          --------------------
    "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date including (i) base salary, and (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay, if required by applicable law and (iv)bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

    2.2.  Base Amount.  For purposes of this Agreement, "Base
          -----------
    Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or
    (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of [his or her] base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company.

    2.3.  Bonus Amount.  For purposes of this Agreement, "Bonus
          ------------
    Amount" shall mean the highest annual bonus paid or payable to the Executive for any fiscal year in respect of the three
    (3) full fiscal years ended prior to the Change in Control.

    2.4.  Cause.  For purposes of this Agreement, a termination
          -----
    of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform [his or her] reasonable assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or
    (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company; provided, however,
                                             -----------------
    that no termination of the Executive's employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company.


    2.5.  Change in Control.  For purposes of this Agreement, a
          -----------------
    "Change in Control" shall mean any of the following events:


          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided,
                                                      ---------
    however, that in determining whether a Change in Control has
    -------
    occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"),
    (2) the Company or any Subsidiary, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

          (b) The individuals who, as of May 18, 1995, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be
           -------------------------
    considered a member of the Incumbent Board if such individual initially asssumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:

              (1) A merger, consolidation or reorganization involving the Company, unless

              (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

              (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

              (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

              (iv) a transaction described in clauses (i) through
    (iii) shall herein be referred to as a "Non-Control
    Transaction";

              (2) A complete liquidation or dissolution of the Company; or

              (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

     Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (d) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated following the Effective Date but within one (1) year prior to a Change in Control and [the Executive reasonably demonstrates that] such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment.

    2.6.  Company.   For purposes of this Agreement, the
          -------
    "Company" shall mean Tandy Corporation and shall include its "Successors and Assigns" (as hereinafter defined).

    2.7.  Disability.   For purposes of this Agreement,
          ----------
    "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform [his or her] duties with the Company for a period of one hundred eighty (180) consecutive days and the Executive has not returned to [his or her] full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

    2.8.  (a) Good Reason.  For purposes of this Agreement,
              -----------
    "Good Reason" shall mean the occurrence after a Change in Control of any of the events or conditions described in Subsections (i) through (ix) hereof:

              (i) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change in [his or her] status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; or any removal of the Executive from or failure to reappoint or reelect [him or her] to any of [his or her] offices or positions, except in connection with the termination of the Executive's employment for Cause, or as a result of [his or her] death, or by the Executive other than for Good Reason;

              (ii) a reduction in the rate of the Executive's base salary below the Base Amount or any failure to pay the Executive any compensation or benefits to which [he or she] is entitled within fifteen (15) days of the date notice of such failure is given to the Company and, in the case of any annual bonus, within forty-five (45) days following the end of the fiscal year pursuant to which such bonus relates;

              (iii) a change in the accounting policies or practices as in effect during the ninety (90) days preceding the Change in Control or at any time thereafter which, in the Executive's reasonable judgment, results in a reduction in [his or her] earning potential;

            (iv) the Company's requiring the Executive to be based at any place outside a 20-mile radius from [his or her] place of employment on the day prior to the Change in Control, except for reasonably required travel on the Company's business which is not materially greater than such travel requirements prior to the Change in Control;

              (v) the failure by the Company to (A) continue in effect (without reduction in benefit levels, reward opportunities and/or bonus potential for comparable performance) any material compensation or benefit plan in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter including, but not limited to, the plans listed on Appendix A, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive, or (B) provide the Executive with compensation and benefits, in the aggregate at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter;

              (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy, of the Company, which petition is not dismissed within sixty (60) days;

              (vii) any material breach by the Company of any provision hereof;

              (viii) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 2.4 hereof; and

              (ix) the failure of the Company to obtain an agreement, satisfactory to the Executive, from any Successor or Assign of the Company, to assume and agree to perform this Agreement, as contemplated in Section 6 hereof.

          (b) Any event or condition described in this Section 2.8(a)(i) through (ix) which occurs following the Effective Date but within one (1) year prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a Third Party or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

    2.9.  Notice of Termination.   For purposes of this
          ---------------------
    Agreement, following a Change in Control, "Notice of Termination" shall mean a written notice of termination from the Company of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

    2.10.  Pro Rata Bonus.  For purposes of this Agreement, "Pro
           --------------
    Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

    2.11.  Successors and Assigns.  For purposes of this
           ----------------------
    Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

    2.12.  Termination Date.  For purposes of this Agreement,
           ----------------
    "Termination Date" shall mean in the case of the Executive's death, [his or her] date of death, in the case of Good Reason, the last day of [his or her] employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is
    -----------------
    terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of [his or her] duties during such period of at least 30 days.

    3.  Termination of Employment.
        -------------------------

    3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

          (a) If the Executive's employment with the Company shall be terminated (1) by reason of the Executive's death,
    (2) by the Company for Cause or Disability, or (3) by the Executive other than for Good Reason and other than during the 60-day period commencing on the first anniversary of the date of the occurrence of a Change in Control (the "Window Period"), the Company shall pay to the Executive the Accrued Compensation and, if such termination is other than by the Company for Cause, a Pro Rata Bonus.

          (b) If the Executive's employment with the Company shall be terminated for any reason other than as specified in
    Section 3.1(a) or during the Window Period, the Executive shall be entitled to the following:
              (i) the Company shall pay the Executive all Accrued Compensation and a Pro-Rata Bonus;

              (ii)  the Company shall pay the Executive as
    termination pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single payment an amount (the "Termination Amount") in cash equal to two times the sum of (A) the Base Amount and (B) the Bonus Amount;

              (iii)  for twenty-four (24) months from the
    Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and [his or her] dependents and beneficiaries the fringe benefits, (excluding those benefit plans numbered 1 through 9 inclusive on Appendix A but including an automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period; provided,
                                                --------
    however, that with respect to any Executive who was entitled
    -------
    to the use of an automobile provided by the Company within the ninety (90) day period prior to a Change in Control or at any time thereafter, the Executive shall be paid a cash payment equal to the value of the Company provided automobile to the Executive for the Continuation Period. The coverage and benefits (including deductibles and contributions by the Executive, if any) provided in this Section 3.1(b)(iii) during the Continuation Period shall be no less favorable to the Executive and [his or her] dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits (except for the automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive, [his or her] dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits;

              (iv) the Company shall pay in a single payment an amount equal to eighty percent (80%) of the maximum amount the Executive could have contributed under the Deferred Salary and Investment Plan, Stock Purchase Program and Supplemental Stock Program as in effect on the date immediately prior to the Change in Control during the Continuation Period had [he or she] continued in the employment with the Company during the Continuation Period the greater of [his or her] annualized gross salary and wages as in effect immediately prior to the Change in Control or at any time thereafter; and

              (v) (A) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) granted to the Executive including, but not limited to, awards granted under the Company's 1985 Stock Option Plan, the Company's 1993 Incentive Stock Plan, or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested and (B) the Executive shall have the right to require the Company to purchase, for cash, any shares of unrestricted stock or shares purchased upon exercise of any options, at a price equal to the fair market value of such shares on the date of purchase by the Company.

          (c) The amounts provided for in Sections 3.1(a) and 3.1(b)(i), (ii), (iii) (only as to the automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and (iv) shall be paid in a single lump sum cash payment within five (5) days after the Executive's Termination Date (or earlier, if required by applicable law).

          (d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1(b)(iii).

    3.2. (a) The termination pay and termination benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, policy or practice.

          (b) The Executive's entitlement to any other compensation or benefits (other than the Pro Rata Bonus and other than the termination pay and termination benefits as provided under this Section 3) shall be determined in accordance with the Company's employee benefit plans (including, the plans listed on Appendix A) and other applicable programs, policies and practices then in effect.

    3.3. Notwithstanding any other provision of this Agreement to the contrary, the termination of the Executive's employment with the Company in connection with the sale, divestiture or other disposition of a "Division" (as hereinafter defined) (or part thereof) shall not be deemed to be a termination of employment of the Executive for purposes of this Agreement provided the Executive is offered employment by the purchaser or acquiror of such Division (or part thereof) and the Company obtains an agreement from such purchaser or acquiror as contemplated in Section 6(c) and the Executive shall not be entitled to benefits from the Company under this Agreement as a result of such sale, divestiture, or other disposition, or as a result of any subsequent termination of employment. "Division" shall mean [name of Division].

    4.  Notice of Termination.  Following a Change in Control,
        ---------------------
    any purported termination of the Executive's employment by the Company shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

    5.  Excise Tax Payments.
        -------------------

          (a) In the event that any payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), to the Executive or for [his or her] benefit paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, [his or her] employment with the Company or a change in ownership or effective control of the Company or of a substantial portion of its assets (a "Payment" or "Payments"), would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on [his or her] return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) An initial determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made at the Company's expense by an accounting firm selected by the Company and reasonably acceptable to the Executive which is designated as one of the five largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within five days of the Termination Date if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). The Gross-Up Payment, if any, as determined pursuant to this Paragraph 5(b) shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. The existence of the Dispute shall not in any way affect the Executive's right to receive the Gross-Up Payment in accordance with the Determination. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Paragraph 5(c) below.

          (c) As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that a Gross-Up Payment (or a portion thereof) will be paid which should not have been paid (an "Excess Payment") or a Gross-Up Payment (or a portion thereof) which should have been paid will not have been paid (an "Underpayment"). An Underpayment shall be deemed to have occurred (i) upon notice (formal or informal) to the Executive from any governmental taxing authority that the Executive's tax liability (whether in respect of the Executive's current taxable year or in respect of any prior taxable year) may be increased by reason of the imposition of the Excise Tax on a Payment or Payments with respect to which the Company has failed to make a sufficient Gross-Up Payment, (ii) upon a determination by a court, (iii) by reason of determination by the Company (which shall include the position taken by the Company, together with its consolidated group, on its federal income tax return) or (iv) upon the resolution of the Dispute to the Executive's satisfaction. If an Underpayment occurs, the Executive shall promptly notify the Company and the Company shall promptly, but in any event, at least five days prior to the date on which the applicable government taxing authority has requested payment, pay to the Executive an additional Gross-Up Payment equal to the amount of the Underpayment plus any interest and penalties (other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on the Executive's return) imposed on the Underpayment. An Excess Payment shall be deemed to have occurred upon a "Final Determination" (as hereinafter defined) that the Excise Tax shall not be imposed upon a Payment or Payments (or portion thereof) with respect to which the Executive had previously received a Gross-Up Payment. A "Final Determination" shall be deemed to have occurred when the Executive has received from the applicable government taxing authority a refund of taxes or other reduction in the Executive's tax liability by reason of the Excise Payment and upon either (x) the date a determination is made by, or an agreement is entered into with, the applicable governmental taxing authority which finally and conclusively binds the Executive and such taxing authority, or in the event that a claim is brought before a court of competent jurisdiction, the date upon which a final determination has been made by such court and either all appeals have been taken and finally resolved or the time for all appeals has expired or (y) the statute of limitations with respect to the Executive's applicable tax return has expired. If an Excess Payment is determined to have been made, the amount of the Excess Payment shall be treated as a loan by the Company to the Executive and the Executive shall pay to the Company on demand (but not less than 10 days after the determination of such Excess Payment and written notice has been delivered to the Executive) the amount of the Excess Payment plus interest at an annual rate equal to the Applicable Federal Rate provided for in Section 1274(d) of the Code from the date the Gross-Up Payment (to which the Excess Payment relates) was paid to the Executive until the date of repayment to the Company.

          (d) Notwithstanding anything contained in this Agreement to the contrary, in the event that, according to the Determination, an Excise Tax will be imposed on any Payment or Payments, the Company shall pay to the applicable government taxing authorities as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

    6.  Successors; Binding Agreement.
        -----------------------------

          (a) This Agreement shall be binding upon and shall inure to the benefit of the Company and its Successors and Assigns and the Company shall require any Successor or Assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, [his or her] beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

          (c) In the event that the Division (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to a Change in Control and the Executive is offered employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform the Company's obligations under this Agreement, in the same manner, and to the same extent that the Company would be required to perform if no such acquisition or purchase had taken place.

    7.  Fees and Expenses.  The Company shall pay all legal fees
        -----------------
    and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, but not limited to, any such fees and expenses incurred in connection with (i) the Dispute and (ii) the Gross-Up Payment whether as a result of any applicable government taxing authority proceeding, audit or otherwise) or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in
    Section 2.4 of this Agreement; provided, however, that the circumstances set forth in clauses (a) and (b) (other than as a result of the Executive's termination of employment under circumstances described in Section 2.5(d)) occurred on or after a Change in Control.

    8.  Notice.  For the purposes of this Agreement, notices and
        ------
    all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

    9.  Non-exclusivity of Rights.  Nothing in this Agreement
        -------------------------
    shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

    10.  Settlement of Claims.  The Company's obligation to make
         --------------------
    the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

    11.  Miscellaneous.  No provision of this Agreement may be
         -------------
    modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

    12.  Governing Law.  THE VALIDITY, INTERPRETATION,
         -------------
    CONSTRUCTION AND PERFORMANCE OF THIS AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF; PROVIDED, HOWEVER, THAT IN ANY ACTION INVOLVING THE EXECUTIVE AND THE COMPANY WITH RESPECT TO ANY CLAIM OR ASSERTION THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE, THE COMPANY HAS THE BURDEN OF PROVING THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE.

    13.  Forum.  Any suit brought by the Executive under this
         -----
    Agreement may be brought in the appropriate state or federal court for Tarrant County, Texas, or for the county wherein the Executive maintains [his or her] residence. Any suit brought by the Company under this Agreement may only be brought in the county wherein the Executive maintains [his or her] residence unless the Executive consents to suit elsewhere.

    14.  Severability.  The provisions of this Agreement shall be
         ------------
    deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

    15.  Entire Agreement.  This Agreement constitutes the entire
         ----------------
    agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

    IN WITNESS WHEREOF, the Company caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

                                  TANDY CORPORATION


    ATTEST:                       By: ___________________________
                                      Name:
                                      Title:
    _________________________
         Secretary


                                  By: ___________________________
                                      [Executive]

                                                       APPENDIX A




                COMPENSATION AND BENEFIT PLANS

    1.  Tandy Corporation Officers Deferred Compensation Plan

    2.  Tandy Employees Deferred Salary and Investment Plan

    3.  Tandy Employees Stock Ownership Plan

    4.  Salary Continuation Plan for Executive Employees of Tandy
        Corporation and Subsidiaries

    5.  Tandy Corporation Stock Purchase Program

    6.  Tandy Employees Supplemental Stock Program

    7.  Tandy Corporation 1985 Stock Option Plan

    8.  Post Retirement Death Benefit Plan for Executive
        Employees of Tandy Corporation and Subsidiaries

    9.  Tandy Corporation 1993 Incentive Stock Plan

                            FORM OF
                            -------
                TERMINATION PROTECTION AGREEMENT
                --------------------------------
                   FOR SUBSIDIARY EXECUTIVES
                   -------------------------


    THIS AGREEMENT made as of the 18th day of May, 1995, by and among the "Company" (as hereinafter defined) the "Employer"
    (as hereinafter defined) and ____________________ (the
    "Executive").

    WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a "Change in Control" (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions of its key management personnel because of the uncertainties inherent in such a situation;

    WHEREAS, the Board has determined that it is essential and in the best interest of the Company, its stockholders and the Employer to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure [his or her] continued dedication and efforts in such event without undue concern for [his or her] personal financial and employment security; and

    WHEREAS, in order to induce the Executive to remain in the employ of the Employer, particularly in the event of a threat or the occurrence of a Change in Control, the Company and the Employer desire to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event [his or her] employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with the "Gross-Up Payment" (as hereinafter defined) and certain other benefits whether or not the Executive's employment is terminated.

    NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

    1.  Term of Agreement.  This Agreement shall commence as of
        -----------------
    May 18, 1995 and shall continue in effect until May 18, 1997; provided, however, that commencing on May 18, 1996 and on
    -----------------
    each May 18 thereafter, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, however, that notwithstanding any such
    --------------------------
    notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

    2.  Definitions.
        -----------

    2.1.  Accrued Compensation.  For purposes of this Agreement,
          --------------------
    "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date including (i) base salary, and (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Employer during the period ending on the Termination Date, (iii) vacation pay, if required by applicable law, and (iv) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined))].

    2.2.  Base Amount.  For purposes of this Agreement, "Base
          -----------
    Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or
    (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of [his or her] base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company and/or the Employer.

    2.3.  Bonus Amount.  For purposes of this Agreement, "Bonus
          ------------
    Amount" shall mean the highest annual bonus paid or payable to the Executive for any fiscal year in respect of the three
    (3) full fiscal years ended prior to the Change in Control.

    2.4.  Cause.  For purposes of this Agreement, a termination
          -----
    of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform [his or her] reasonably assigned duties with the Employer (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or
    (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company and/or the Employer; provided, however, that no termination of the Executive's
    -----------------
    employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company and/or the Employer.

    2.5.  Change in Control.  For purposes of this Agreement, a
          -----------------
    "Change in Control" shall mean any of the following events:

          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided,
                                                      --------
    however, that in determining whether a Change in Control has
    -------
    occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"),
    (2) the Company or any Subsidiary, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

          (b) The individuals who, as of May 18, 1995, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for
    -----------------
    election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be
           -------------------------
    considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:

              (1) A merger, consolidation or reorganization involving the Company, unless

              (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

              (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

              (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

              (iv) a transaction described in clauses (i) through
    (iii) shall herein be referred to as a "Non-Control
    Transaction";

              (2) A complete liquidation or dissolution of the Company; or

              (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

    Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (d) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated following the Effective Date but within one (1) year prior to a Change in Control and [the Executive reasonably demonstrates that] such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment.

    2.6.  Company.  For purposes of this Agreement, the
          -------
    "Company" shall mean Tandy Corporation and shall include its "Successors and Assigns" (as hereinafter defined).

    2.7.  Disability.   For purposes of this Agreement,
          ----------
    "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform [his or her] duties with the Employer for a period of one hundred eighty (180) consecutive days and the Executive has not returned to [his or her] full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

    2.8.  Employer.  For purposes of this Agreement, "Employer"
          --------
    shall mean [name of subsidiary].

    2.9.  (a) Good Reason.  For purposes of this Agreement,
              -----------
    "Good Reason" shall mean the occurrence after a Change in Control of any of the events or conditions described in Subsections (i) through (ix) hereof:

              (i) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change in [his or her] status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of the Change in Control or at any time thereafter; or any removal of the Executive from or failure to reappoint or reelect [him or her] to any of [his or her] offices or positions, except in connection with the termination of the Executive's employment for Cause, or as a result of [his or her] death, or by the Executive other than for Good Reason;

              (ii) a reduction in the rate of the Executive's base salary below the Base Amount or any failure to pay the Executive any compensation or benefits to which [he or she] is entitled within fifteen (15) days of the date notice of such failure is given to the Employer and, in the case of any annual bonus, within forty-five (45) days following the end of the fiscal year pursuant to which such bonus relates;

              (iii) a change in the accounting policies or practices as in effect during the ninety (90) days preceding the Change in Control or at any time thereafter which, in the Executive's reasonable judgment, results in a reduction in [his or her] earning potential;

              (iv) the Employer's requiring the Executive to be based at any place outside a 20-mile radius from [his or her] place of employment on the day prior to the Change in Control, except for reasonably required travel on the Employer's business which is not materially greater than such travel requirements prior to the Change in Control;

              (v) the failure by the Company and/or the Employer to (A) continue in effect (without reduction in benefit levels, reward opportunities and/or bonus potential for comparable performance) any material compensation or benefit plan in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter including, but not limited to, the plans listed on Appendix A, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive, or (B) provide the Executive with compensation and benefits, in the aggregate at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter;

              (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy, of the Company, which petition is not dismissed within sixty (60) days;

              (vii) any material breach by the Company and/or the Employer of any provision hereof;

              (viii)  any purported termination of the
    Executive's employment for Cause by the Company and/or the Employer which does not comply with the terms of Section 2.4 hereof; and

              (ix) the failure of the Company and the Employer to obtain an agreement, satisfactory to the Executive, from any Successor or Assign of the Company, to assume and agree to perform this Agreement, as contemplated in Section 6 hereof.

          (b) Any event or condition described in this Section 2.10(a)(i) through (ix) which occurs following the Effective Date but within one (1) year prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a Third Party or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control.

    2.10.  Notice of Termination.   For purposes of this
           ---------------------
    Agreement, following a Change in Control, "Notice of Termination" shall mean a written notice of termination from the Employer of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

    2.11.  Pro Rata Bonus.  For purposes of this Agreement, "Pro
           --------------
    Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

    2.12.  Successors and Assigns.  For purposes of this
           ----------------------
    Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

    2.13.  Termination Date.  For purposes of this Agreement,
           -----------------
    "Termination Date" shall mean in the case of the Executive's death, [his or her] date of death, in the case of Good Reason, the last day of [his or her] employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is
    -----------------
    terminated by the Employer for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of [his or her] duties during such period of at least 30 days.

    3.  Termination of Employment.
        -------------------------

    3.1. If, during the term of this Agreement, the Executive's employment with the Employer shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

          (a) If the Executive's employment with the Employer shall be terminated (1) by reason of the Executive's death,
    (2) by the Company for Cause or Disability, or (3) by the Executive other than for Good Reason and other than during the 60-day period commencing on the first anniversary of the date of the occurrence of a Change in Control (the "Window Period"), the Company shall pay to the Executive the Accrued Compensation and, if such termination is other than by the Employer for Cause, a Pro Rata Bonus.

          (b) If the Executive's employment with the Employer shall be terminated for any reason other than as specified in
    Section 3.1(a) or during the Window Period, the Executive shall be entitled to the following:

              (i) the Company shall pay the Executive all Accrued
    Compensation and a Pro-Rata Bonus;

              (ii)  the Company shall pay the Executive as
    termination pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single payment an amount (the "Termination Amount") in cash equal to two times the sum of (A) the Base Amount and (B) the Bonus Amount;

              (iii)  for twenty-four (24) months from the
    Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Executive and [his or her] dependents and beneficiaries the fringe benefits, (excluding those benefit plans numbered 1 through 9 inclusive on Appendix A but including an automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company and/or the Employer during the Continuation Period; provided, however, that with respect to any Executive
            -----------------
    who was entitled to the use of an automobile provided by the Company and/or the Employer within the ninety (90) day period prior to a Change in Control or at any time thereafter, the Executive shall be paid a cash payment equal to the value of the Company and/or the Employer provided automobile to the Executive for the Continuation Period. The coverage and benefits (including deductibles and contributions by the Executive, if any) provided in this Section 3.1(b)(iii) during the Continuation Period shall be no less favorable to the Executive and [his or her] dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's and/or the Employer's obligation hereunder with respect to the foregoing benefits (except for the automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company and/or the Employer may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder. This Subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive, [his or her] dependents or beneficiaries may be entitled under any of the Company's and/or the Employer's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits;

              (iv) the Company shall pay in a single payment an amount equal to eighty percent (80%) of the maximum amount the Executive could have contributed under the Deferred Salary and Investment Plan, Stock Purchase Program and Supplemental Stock Program as in effect on the date immediately prior to the Change in Control during the Continuation Period had [he or she] continued in the employment with the Employer during the Continuation Period at the greater of [his or her] annualized gross salary and wages as in effect immediately prior to the Change in Control or at any time thereafter; and

              (v) (A) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) granted to the Executive including, but not limited to, awards granted under the Company's 1985 Stock Option Plan, 1993 Incentive Stock Plan or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested and (B) the Executive shall have the right to require the Company to purchase, for cash, any shares of unrestricted stock or shares purchased upon exercise of any options, at a price equal to the fair market value of such shares on the date of purchase by the Company.

          (c) The amounts provided for in Sections 3.1(a) and 3.1(b)(i), (ii), (iii) (only as to the automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and (iv) shall be paid in a single lump sum cash payment within five (5) days after the Executive's Termination Date (or earlier, if required by applicable law).

          (d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1(b)(iii).

    3.2. (a) The termination pay and termination benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company and/or Employer severance or termination plan, program, policy or practice.

          (b) The Executive's entitlement to any other compensation benefits (other than the Pro Rata Bonus and other than the termination pay and termination benefits as provided in this Section 3) shall be determined in accordance with the Company's and/or the Employer's employee benefit plans (including, the plans listed on Appendix A) and other applicable programs, policies and practices then in effect.

    3.3. Notwithstanding any other provision of this Agreement to the contrary, the termination of the Executive's employment with the Employer in connection with the sale, divestiture or other disposition of the Employer (or part thereof) shall not be deemed to be a termination of employment of the Executive for purposes of this Agreement provided the Executive is offered employment by the purchaser or acquiror of the Employer (or part thereof) and the Company and the Employer obtain an agreement from such purchaser or acquiror as contemplated in Section 6(c) and the Executive shall not be entitled to benefits from the Company under this Agreement as a result of such sale, divestiture, or other disposition, or as a result of any subsequent termination of employment.

    4.  Notice of Termination.  Following a Change in Control,
        ---------------------
    any purported termination of the Executive's employment by the Employer shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

    5.  Excise Tax Payments.
        -------------------

          (a) In the event that any payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), to the Executive or for [his or her] benefit paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, [his or her] employment with the Employer or a change in ownership or effective control of the Company or of a substantial portion of its assets (a "Payment" or "Payments"), would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on [his or her] return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) An initial determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made at the Company's expense by an accounting firm selected by the Company and reasonably acceptable to the Executive which is designated as one of the five largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within five days of the Termination Date if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). The Gross-Up Payment, if any, as determined pursuant to this Paragraph 5(b) shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. The existence of the Dispute shall not in any way affect the Executive's right to receive the Gross-Up Payment in accordance with the Determination. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Paragraph 5(c) below.

          (c) As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that a Gross-Up Payment (or a portion thereof) will be paid which should not have been paid (an "Excess Payment") or a Gross-Up Payment (or a portion thereof) which should have been paid will not have been paid (an "Underpayment"). An Underpayment shall be deemed to have occurred (i) upon notice (formal or informal) to the Executive from any governmental taxing authority that the Executive's tax liability (whether in respect of the Executive's current taxable year or in respect of any prior taxable year) may be increased by reason of the imposition of the Excise Tax on a Payment or Payments with respect to which the Company has failed to make a sufficient Gross-Up Payment, (ii) upon a determination by a court, (iii) by reason of determination by the Company (which shall include the position taken by the Company, together with its consolidated group, on its federal income tax return) or (iv) upon the resolution of the Dispute to the Executive's satisfaction. If an Underpayment occurs, the Executive shall promptly notify the Company and the Company shall promptly, but in any event, at least five days prior to the date on which the applicable government taxing authority has requested payment, pay to the Executive an additional Gross-Up Payment equal to the amount of the Underpayment plus any interest and penalties (other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on the Executive's return) imposed on the Underpayment. An Excess Payment shall be deemed to have occurred upon a "Final Determination" (as hereinafter defined) that the Excise Tax shall not be imposed upon a Payment or Payments (or portion thereof) with respect to which the Executive had previously received a Gross-Up Payment. A "Final Determination" shall be deemed to have occurred when the Executive has received from the applicable government taxing authority a refund of taxes or other reduction in the Executive's tax liability by reason of the Excise Payment and upon either (x) the date a determination is made by, or an agreement is entered into with, the applicable governmental taxing authority which finally and conclusively binds the Executive and such taxing authority, or in the event that a claim is brought before a court of competent jurisdiction, the date upon which a final determination has been made by such court and either all appeals have been taken and finally resolved or the time for all appeals has expired or (y) the statute of limitations with respect to the Executive's applicable tax return has expired. If an Excess Payment is determined to have been made, the amount of the Excess Payment shall be treated as a loan by the Company to the Executive and the Executive shall pay to the Company on demand (but not less than 10 days after the determination of such Excess Payment and written notice has been delivered to the Executive) the amount of the Excess Payment plus interest at an annual rate equal to the Applicable Federal Rate provided for in Section 1274(d) of the Code from the date the Gross-Up Payment (to which the Excess Payment relates) was paid to the Executive until the date of repayment to the Company.

          (d) Notwithstanding anything contained in this Agreement to the contrary, in the event that, according to the Determination, an Excise Tax will be imposed on any Payment or Payments, the Company shall pay to the applicable government taxing authorities as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

    6.  Successors; Binding Agreement.
        -----------------------------

          (a) This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Employer and the Company shall require any Successor or Assign to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Employer would be required to perform it if no such succession or assignment had taken place.

          (b) Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive, [his or her] beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

          (c) In the event that the Employer (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to a Change in Control and the Executive is offered employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform the Company's and the Employer's obligations under this Agreement, in the same manner, and to the same extent that the Company and the Employer would be required to perform if no such acquisition or purchase had taken place.

    7.  Fees and Expenses.  The Company shall pay all legal fees
        -----------------
    and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, but not limited to, any such fees and expenses incurred in connection with (i) the Dispute and (ii) the Gross-Up Payment whether as a result of any applicable government taxing authority proceeding, audit or otherwise) or by any other plan or arrangement maintained by the Company and/or the Employer under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in Section 2.4 of this Agreement; provided, however, that the circumstances set forth in
    -----------------
    clauses (a) and (b) (other than as a result of the Executive's termination of employment under circumstances described in Section 2.5(d)) occurred on or after a Change in Control.

    8.  Notice.  For the purposes of this Agreement, notices and
        ------
    all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company and/or the Employer shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

    9.  Non-exclusivity of Rights.  Nothing in this Agreement
        -------------------------
    shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company and/or the Employer (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company and/or the Employer (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company and/or the Employer shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

    10.  Settlement of Claims.  The Company's obligation to make
         --------------------
    the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

    11.  Miscellaneous.  No provision of this Agreement may be
         -------------
     modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive, the Company and the Employer. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by any other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
    No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement.

    12.  Governing Law.  THE VALIDITY, INTERPRETATION,
         -------------
    CONSTRUCTION AND PERFORMANCE OF THIS AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF; PROVIDED, HOWEVER, THAT IN ANY ACTION INVOLVING THE EXECUTIVE, THE COMPANY AND/OR THE EMPLOYER WITH RESPECT TO ANY CLAIM OR ASSERTION THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE, THE COMPANY AND/OR THE EMPLOYER HAS THE BURDEN OF PROVING THAT THE EXECUTIVE'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE.

    13.  Forum.  Any suit brought by the Executive under this
         -----
    Agreement may be brought in the appropriate state or federal court for Tarrant County, Texas, or for the county wherein the Executive maintains [his or her] residence. Any suit brought by the Company and/or the Employer under this Agreement may only be brought in the county wherein the Executive maintains [his or her] residence unless the Executive consents to suit elsewhere.

    14.  Severability.  The provisions of this Agreement shall be
         ------------
    deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

    15.  Entire Agreement.  This Agreement constitutes the entire
         ----------------
    agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

    IN WITNESS WHEREOF, the Company and the Employer have caused this Agreement to be executed by its duly authorized officers and the Executive has executed this Agreement as of the day and year first above written.


                                  TANDY CORPORATION


    ATTEST:                       By: ___________________________
                                      Name:
                                      Title:
    _________________________
         Secretary
                                      [NAME OF SUBSIDIARY]


                                  By: ___________________________
                                      Name:
                                      Title:


                                  By: ___________________________
                                      [Executive]

                                                       APPENDIX A




                  COMPENSATION AND BENEFIT PLANS


    1.  Tandy Corporation Officers Deferred Compensation Plan

    2.  Tandy Employees Deferred Salary and Investment Plan

    3.  Tandy Employees Stock Ownership Plan

    4.  Salary Continuation Plan for Executive Employees of Tandy
         Corporation and Subsidiaries

    5.  Tandy Corporation Stock Purchase Program

    6.  Tandy Employees Supplemental Stock Program

    7.  Tandy Corporation 1985 Stock Option Plan

    8.  Post Retirement Death Benefit Plan for Executive
        Employees of Tandy Corporation and Subsidiaries

    9.  Tandy Corporation 1993 Incentive Stock Plan

                                                      EXHIBIT 10n
                      TANDY CORPORATION
                 TERMINATION PROTECTION PLAN
                 ---------------------------

                          "LEVEL I"


    WHEREAS, the "Board" of the "Company" (as those terms are hereinafter defined) recognizes that the possibility of a future "Change in Control" (as hereinafter defined) exists and that the threat or occurrence of a Change in Control could result in significant distractions to its employees because of the uncertainties inherent in such a situation; and

    WHEREAS, the Board has determined that it is essential and in the best interest of the Company, its stockholders and the Employer to retain the services of certain of its employees in the event of a threat or the occurrence of a Change in Control of the Company and to ensure their continued dedication and efforts in such event without undue concern for their employment and personal financial security.

    NOW, THEREFORE, in order to fulfill these purposes, the following is hereby adopted.


                          ARTICLE I

                    ESTABLISHMENT OF PLAN
                    ---------------------

    1.0 As of the Effective Date, the Company hereby establishes the Tandy Corporation Termination Protection Plan Level I
    (the "Plan") as set forth in this document.


                          ARTICLE II
                         DEFINITIONS
                         -----------

    As used herein the following words and phrases shall have the following respective meanings for purposes of the Plan unless the context clearly indicates otherwise.

    2.1 Accrued Compensation.  "Accrued Compensation" shall mean
        --------------------
    an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the "Participant" (as hereinafter defined) on behalf of the Employer during the period ending on the Termination Date, (iii) vacation pay as required by law, and (iv) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

    2.2 Base Amount.  "Base Amount" shall mean the greater of the
        -----------
    Participant's annual base salary (a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of the Participant's base salary that are deferred under the Employer's qualified and non-qualified employee benefit plans.

    2.3  Board.  "Board" shall mean the Board of Directors of the
         -----
    Company.

    2.4  Bonus Amount.  "Bonus Amount" shall mean the highest
         ------------
    annual bonus paid or payable to the Participant for any fiscal year in respect of the three (3) full fiscal years ended prior to the Change in Control.

    2.5  Cause.  The Participant's Employer may terminate the
         -----
    Participant's employment for "Cause" if the Participant (a) has been convicted of a felony, (b) failed substantially to perform his or her reasonably assigned duties with his or her Employer (other than a failure resulting from his or her incapacity due to physical or mental illness), or (c) has intentionally engaged in conduct which is demonstrably and materially injurious to the Company and/or Employer. No act, or failure to act, on the Participant's part, shall be considered "intentional" unless the Participant has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Participant's action or failure to act was in the best interest of the Company and/or Employer.

    2.6  Change in Control.  "Change in Control" shall mean the
         -----------------
    occurrence during the "Term" (as hereinafter defined) of any of the following events:

          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided,
                                                      --------
    however, in determining whether a Change in Control has
    -------
    occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (a) the Company or (b) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Company Subsidiary"), (2) the Company or any Company Subsidiary, or
    (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

          (b) The individuals who, as of August 22, 1990, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for
    -----------------
    election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of the Program, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be
    -------------------------
    considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:

              (1) A merger, consolidation or reorganization involving the Company, unless

              (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

              (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

              (iii) no Person (other than the Company and its Company Subsidiaries, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Company Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

              (iv) a transaction described in clauses (i) through
    (iii) shall herein be referred to as a "Non-Control
    Transaction";

              (2) A complete liquidation or dissolution of the Company; or

              (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Company Subsidiary).

    Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (d) Notwithstanding anything contained in the Plan to the contrary, if the Participant's employment is terminated during the Term but within one (1) year prior to a Change in Control and the Participant reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of the Plan, the date of a Change in Control with respect to the Participant shall mean the date immediately prior to the date of such termination of the Participant's employment.

    2.7  Company.  "Company" shall mean Tandy Corporation and
         -------
    shall include its "Successors and Assigns" (as hereinafter defined).

    2.8  Disability.  "Disability" shall mean a physical or
         ----------
    mental infirmity which impairs the Participant's ability to substantially perform his or her duties with his or her Employer for a period of one hundred eighty (180) consecutive days and the Participant has not returned to his or her full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

    2.9  Effective Date.  "Effective Date" shall be August 22,
         --------------
    1990.

    2.10  Eligible Employee.  "Eligible Employee" shall mean
          -----------------
    those employees whose names are listed on Schedule A attached hereto.

    2.11  Employer.  "Employer" shall mean the Company or its
          --------
    divisions or its "Subsidiaries" (as hereinafter defined) with whom the Eligible Employee is employed.

    2.12  (a) Good Reason.  "Good Reason" shall mean the
              -----------
    occurrence after a Change in Control of any of the events or conditions described in Subsections (i) through (iv) hereof:

              (i) a reduction in the rate of the Participant's base salary below the Base Amount or any failure to pay the Participant any compensation or benefits to which he or she is entitled within fifteen (15) days of the date notice of such failure to pay is given to the Employer and, in the case of any annual bonus, within forty-five (45) days following the end of the fiscal year to which such bonus relates;


              (ii) the Employer's requiring him or her to be based at any place outside a 20-mile radius from his or her place of employment on the day prior to the Change in Control, except for reasonably required travel on the Employer's business which is not materially greater than such travel requirements prior to the Change in Control;

              (iii) the failure by the Employer to (A) continue in effect (without reduction in benefit levels, reward opportunities and/or bonus potential for comparable performance) any material compensation or benefit plan in which the Participant was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter including but not limited to, the plans listed on Schedule B, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Participant, or (B) provide the Participant with compensation and benefits, in the aggregate at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Participant was participating at any time within ninety
    (90)days preceding the Change in Control or at any time thereafter; and

              (iv)  the failure of the Company and/or the
    Employer to obtain an agreement from any Successor or Assign of the Company, to assume and agree to perform the Plan, as contemplated in Section 7.1 hereof.

          (b) Any event or condition described in this Section 2.12(a)(i) through (iv) which occurs during the Term but within one (1) year prior to a Change in Control but which the Participant reasonably demonstrates (i) was at the request of a Third Party or (ii) otherwise arose in connection with or in anticipation of a Change in Control which actually occurs, shall constitute Good Reason for purposes of the Plan notwithstanding that it occurred prior to the Change in Control.

    2.13  Notice of Termination.  Following a Change in Control,
          ---------------------
    "Notice of Termination" shall mean a notice of termination of the Participant's employment from the Employer which indicates the specific termination provision in the Plan relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Participant's employment under the provision so indicated.

    2.14  Participant.  "Participant" shall mean an Eligible
          -----------
    Employee who satisfies the requirements of Section 3.1 and who has not ceased to be a Participant pursuant to Section
    3.2.

    2.15  Pro-Rata Bonus.  "Pro-Rata Bonus" shall mean the Bonus
          --------------
    Amount multiplied by a fraction, the numerator of which is the number of days in the Company's fiscal year through and including the Participant's Termination Date and the denominator of which is 365.

    2.16  Subsidiary or Subsidiaries.  "Subsidiary" or
          --------------------------
    "Subsidiaries" shall mean any corporation in which the Company owns, directly or indirectly, 50% or more of the total voting power of the corporation's outstanding voting securities and any other corporation designated by the Board as a Subsidiary.

    2.17  Successors and Assigns.  "Successors and Assigns" as
          ----------------------
    used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including the Plan) whether by operation of law or otherwise.

    2.18  Term.  "Term" shall mean the period of time the Plan
          ----
    remains effective as provided in Section 8.1.

    2.19  Termination Date.  "Termination Date" shall mean in the
          ----------------
    case of the Participant's death, his or her date of death, in the case of Good Reason, his or her last day of employment and in all other cases, the date specified in the Notice of Termination; provided, however, if the Participant's
                 -----------------
    employment is terminated by the Employer for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Participant; provided, further,
                                             -----------------
    however, that in the case of Disability the Participant
    -------
    shall not have returned to the full-time performance of his or her duties during such period of at least 30 days.



                   ARTICLE III

                   ELIGIBILITY
                   -----------

    3.1  Participation.  Each employee shall become a Participant
         -------------
    in the Plan immediately upon becoming an Eligible Employee.

    3.2  Duration of Participation.  A Participant shall cease to
         -------------------------
    be a Participant in the Plan if he or she ceases to be an Eligible Employee of the Employer at any time prior to a Change in Control. A Participant entitled to receive any amounts set forth in this Plan shall remain a Participant in the Plan until all amounts he or she is entitled to have been paid to him or her.

                            ARTICLE IV

                        TERMINATION BENEFITS
                        --------------------

    4.1  Payment of Accrued Compensation.  In the event that a
         -------------------------------
    Participant's employment with his or her Employer is terminated following a Change in Control during the Term (a) by reason of the Participant's death, (b) by his or her Employer for Cause or Disability, or (c) by the Participant without Good Reason, the Executive shall be entitled to receive and the Company shall pay, his or her Accrued Compensation and, if such termination is other than by his or her Employer for Cause, a Pro Rata Bonus.

    4.2  Payment in Event of Certain Terminations of Employment.
         ------------------------------------------------------
    In the event that a Participant's employment with his or her Employer is terminated following a Change in Control during the Term by the Participant or by his or her Employer for any reason other than as specified in Section 4.1, the Participant shall be entitled to receive under the Plan:

          (a) a cash payment equal to the sum of:

              (i) his or her Accrued Compensation and Pro Rata
    Bonus,

              (ii) his or her Base Amount, and

              (iii) his or her Bonus Amount;

          (b) for a period of twelve (12) months beginning on the Participant's Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Participant and his or her dependents and beneficiaries the fringe benefits (excluding those benefit plans numbered 1 through 11 inclusive on Schedule B but including an Employer-provided automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and life insurance, disability, medical, dental and hospitalization benefits provided (i) to the Participant any time during the 90-day period prior to the Change in Control or at any time thereafter or (ii) to other similarly situated employees who continue in the employ of the Company and/or the Employer during the Continuation Period; provided, however, that with
                                    --------
    respect to any Participant who was entitled to the use of an automobile provided by his or her Employer within the ninety
    (90) day period prior to a Change in Control or at anytime thereafter, he or she shall be paid a cash payment equal to the value to him or her for the Continuation Period of the
    Employer-provided automobile.   The coverage and benefits
    (including deductibles, costs and contributions by the Participant, if any) provided in this Section 4.2(b) during the Continuation Period shall be no less favorable to the Participant and his or her dependents and beneficiaries than the most favorable of such coverages and benefits during any of the periods referred to in clauses (i) and (ii) above.
    The obligation hereunder with respect to the foregoing benefits (except for the automobile or automobile allowance) shall be limited if the Participant obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Employer (or the Company, as the case may be) may reduce the coverage of any benefits it is required to provide the Participant hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Participant than the coverages and benefits required to be provided hereunder. This Subsection (b) shall not be interpreted so as to limit any benefits to which the Participant, his or her dependents or beneficiaries may be entitled under any of the Company's or the Employer's employee benefit plans, programs or practices following his or her termination of employment, including without limitation, retiree medical and life insurance benefits;

          (c) the Company shall pay in a single payment an amount equal to eighty percent (80%) of the maximum amount the Participant could have contributed under the Deferred Salary and Investment Plan, Stock Purchase Program and Supplemental Stock Program as in effect on the date immediately prior to the Change in Control during the Continuation Period had he or she continued in employment with the Employer during the restructure period at the greater of his or her annualized gross salary and wages as in effect immediately prior to the Change in Control or at any time thereafter; and

          (d) The amounts provided for in Sections 4.1, 4.2(a), 4.2(b) (only as to the automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and 4.2(c) shall be paid in a single lump sum cash payment within five (5) days after the Participant's Termination Date (or earlier, if required by applicable law).

    4.3  Mitigation.  The Participant shall not be required to
         ----------
    mitigate the amount of any payment provided for in the Plan by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Participant in any subsequent employment.

    4.4  Termination Pay.  The payments and benefits provided for
         ---------------
    in Section 4.2(a)(ii) and (iii) shall reduce the amount of any cash severance or termination pay payable to the Participant under any other Employer severance or termination plan, program, policy or practice.

    4.5  Other Benefits.  The Participant's entitlement to any
         --------------
    other compensation or benefits (other than the Pro Rata Bonus) shall be determined in accordance with the Employer's employee benefit plans (including, the plans listed on Schedule B) and other applicable programs, policies and practices then in effect.

                            ARTICLE V

                    TERMINATION OF EMPLOYMENT
                    -------------------------

    5.1  Notice of Termination Required.  Following a Change in
         ------------------------------
    Control, any purported termination of the Participant's employment by the Employer shall be communicated by Notice of Termination to the Participant. For purposes of the Plan, no such purported termination shall be effective without such Notice of Termination.


                            ARTICLE VI

               LIMITATION ON PAYMENTS BY THE COMPANY
               -------------------------------------

    6.1  Excise Tax Limitation.
         ---------------------

          (a) Notwithstanding anything contained in the Plan to the contrary, to the extent that the payments and benefits provided under the Plan and benefits provided to, or for the benefit of, the Participant under any other Employer plan or agreement (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Payments shall be reduced (but not below zero) if and to the extent that a reduction in the Payments would result in the Participant retaining a larger amount, on an after-tax basis (taking into account federal, state and local income taxes and the Excise Tax), than if the Participant received all of the Payments (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Participant shall have given prior written notice specifying a different order to the Company to effectuate the Limited Payment Amount, the Company shall reduce or eliminate the Payments, by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the "Determination" (as hereinafter defined). Any notice given by the Participant pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Participant's rights and entitlements to any benefits or compensation.

          (b) An initial determination as to whether the Payments shall be reduced to the Limited Payment Amount pursuant to the Plan and the amount of such Limited Payment Amount shall be made by an accounting firm at the Company's expense selected by the Company which is designated as one of the five (5) largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Participant within five (5) days of the Termination Date if applicable, or such other time as requested by the Company or by the Participant (provided the Participant reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Participant with respect to a Payment or Payments, it shall furnish the Participant with an opinion reasonably acceptable to the Participant that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Participant, the Participant shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Participant subject to the application of Paragraph 6.1(c) below.

            (c) As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that the Payments to be made to, or provided for the benefit of, the Participant either have been made or will not be made by the Company which, in either case, will be inconsistent with the limitations provided in Section 6(a) (hereinafter referred to as an"Excess Payment" or "Underpayment", respectively). If it is established pursuant to a final determination of a court or an Internal Revenue Service(the "IRS") proceeding which has been finally and conclusively resolved, that an Excess Payment has been made, such Excess Payment shall be deemed for all purposes to be a loan to the Participant made on the date the Participant received the Excess Payment and the Participant shall repay the Excess Payment to the Company on demand (but not less than ten (10) days after written notice is received by the Participant) together with interest on the Excess Payment at the "Applicable Federal Rate" (as defined in Section 1274(d) of the Code)from the date of the Participant's receipt of such Excess Payment until the date of such repayment. In the event that it is determined by (i) the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS, (ii) pursuant to a determination by a court, or (iii) upon the resolution to the Participant's satisfaction of the Dispute, that an Underpayment has occurred, the Company shall pay an amount equal to the Underpayment to the Participant within ten (10) days of such determination or resolution together with interest on such amount at the Applicable Federal Rate from the date such amount would have been paid to the Participant until the date of payment.


                            ARTICLE VII

                       SUCCESSORS AND ASSIGNS
                       ----------------------

    7.1 Successors and Assigns.
        ----------------------

          (a) The Plan shall be binding upon and shall inure to the benefit of the Company and the Employer. The Company and the Employer shall require any Successor or Assign to expressly assume and agree to perform the Plan in the same manner and to the same extent that the Company and/or the Employer would be required to perform it if no such succession or assignment had taken place.

          (b) Neither the Plan nor any right or interest hereunder shall be assignable or transferable by the Participant, his or her beneficiaries or legal representatives, except by will or by the laws of descent and distribution; provided, however, that the Plan shall inure to the benefit of and be enforceable by the Participant's legal personal representative.

    7.2  Sale of Business or Assets.   Notwithstanding anything
         --------------------------
    contained in the Plan to the contrary, if a Participant's employment with his or her Employer is terminated in connection with the sale, divestiture or other disposition of any Subsidiary or division of the Company (or part thereof) such termination shall not be a termination of employment of the Participant for purposes of the Plan and the Participant shall not be entitled to benefits from the Company under the Plan as a result of such sale, divestiture, or other disposition, or as a result of any subsequent termination of employment, provided that (a) the Participant is offered employment by the purchaser or acquiror of such Subsidiary or division (or part thereof) and (b) the Company obtains an agreement from such purchaser or acquiror to perform the Company's and/or Employer's obligations under the Plan, in the same manner, and to the same extent that the Company and/or the Employer would be required to perform if no such purchase or acquisition had taken place. In such circumstances, the purchaser or acquiror shall be solely responsible for providing any benefits payable under the Plan to any such Participant.


                            ARTICLE VIII

                TERM, AMENDMENT AND PLAN TERMINATION
                ------------------------------------

    8.1  Term.  The Plan shall continue in effect for a period of
         ----
    two (2) years commencing on the Effective Date and shall be automatically extended for one (1) year on the first anniversary of the Effective Date and on each anniversary of the Effective Date thereafter unless the Company shall have delivered a written notice to each Participant at least ninety (90) days prior to any extension that the Plan shall not be so extended; provided, however, that if a Change in
                        -----------------
    Control occurs while the Plan is in effect, the Plan shall not end prior to the expiration of two (2) years following the Change in Control.

    8.2  Amendment and Termination.  Subject to Section 8.1, the
         -------------------------
    Plan may be terminated or amended in any respect by resolution adopted by two-thirds (2/3) of the members of the Incumbent Board and Schedule A may be amended to (x) add Eligible Employees at any time (y) prior to a Change in Control, to eliminate any Eligible Employee by reason of his or her demotion in position by any duly authorized officer of the Company; provided, however,that no such amendment or
                 -----------------
    termination of the Plan or Schedule A during the Term may be made (a) if such amendment or termination would adversely affect any right of an Eligible Employee who became an Eligible Employee (except as provided in clause (y) above) prior to the later of (i) the date of adoption of any such amendment or termination, or (ii) the effective date of any such amendment or termination, (b) at the request of a Third Party, or (c)otherwise in connection with, or in anticipation of, a Change in Control; and provided, further, however, that
                                 -----------------
    the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever following a Change in Control. 8.3 Form of Amendment. The form of any amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Company, certifying that the amendment or termination has been approved by the Board in accordance with Section 8.2.


                            ARTICLE IX

                           MISCELLANEOUS
                           -------------

    9.1  Contractual Right.  Upon and after a Change in Control,
         -----------------
    each Participant shall have a fully vested, nonforfeitable contractual right, enforceable against the Company, to the benefits provided for under Sections 4.1, 4.2 and 4.3 of the Plan upon satisfaction of the applicable conditions specified in those Sections.

    9.2  Employment Status.  Prior to a Change in Control, each
         -----------------
    Eligible Employee shall continue in his or her status as an employee-at-will and the Plan does not constitute a contract of employment or impose on the Employer any obligation to (a) retain the Participant, (b) make any payments upon termination of employment, (c) change the status of the Participant's employment or (d) change any employment policies of the Employer.

    9.3  Notice.  For the purposes of the Plan, notices and all
         ------
    other communications provided for in the Plan (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company and/or the Employer shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

    9.4  Non-exclusivity of Rights.  Except as provided in
         -------------------------
    Section 4.4, nothing in the Plan shall prevent or limit the Participant's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company and/or the Employer for which the Participant may qualify, nor shall anything herein limit or reduce such rights as the Participant may have under any other agreements with the Company and/or the Employer. Amounts which are vested benefits or which the Participant is otherwise entitled to receive under any plan or program of the Company and/or the Employer shall be payable in accordance with such plan or program, except as explicitly modified by the Plan. No additional compensation provided under any benefit or compensation plans to the Participant shall be deemed to modify or otherwise affect the terms of the Plan or any of the Participant's entitlements hereunder.

    9.5  Settlement of Claims.  The Company's obligation to make
         --------------------
    the payments provided for in the Plan and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company and/or Employer may have against the Participant or others.

    9.6  Trust.  All benefits under the Plan shall be paid by the
         -----
    Company. The Plan shall be unfunded and the benefits hereunder shall be paid only from the general assets of the Company; provided, however, notwithstanding anything
             -----------------
    contained in the Plan to the contrary, nothing herein shall prevent or prohibit the Company from establishing a trust or other arrangement for the purpose of providing for the payment of the benefits payable under the Plan.

    9.7  Waiver or Discharge.  No provision of the Plan may be
         -------------------
    waived or discharged unless such waiver or discharge is agreed to in writing and signed by the Participant, the Employer and the Company. No waiver by either the Company, the Employer or any Participant at any time of any breach by either the Company, the Employer or any Participant of, or compliance with, any condition or provision of the Plan to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

    9.8  Governing Law.  THE VALIDITY, INTERPRETATION,
         -------------
    CONSTRUCTION AND PERFORMANCE OF THE PLAN SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF; PROVIDED, HOWEVER, THAT IN ANY ACTION INVOLVING A PARTICIPANT, THE COMPANY AND/OR THE EMPLOYER WITH RESPECT TO ANY CLAIM OR ASSERTION THAT THE PARTICIPANT'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE, THE COMPANY AND/OR THE EMPLOYER HAS THE BURDEN OF PROVING THAT THE PARTICIPANT'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE.

    9.9  Validity and Severability.   The invalidity or
         -------------------------
    unenforceability of any provision of the Plan shall not affect the validity or enforceability of any other provision of the Plan, which shall remain in full force and effect, and any prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

    9.10  Legal Fees.  Following a Change in Control, the Company
          ----------
    shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Participant as they become due as a result of (a) the Participant's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), or (b) the Participant's seeking to obtain or enforce any right or benefit provided by the Plan (including any such fees and expenses incurred in connection with the Dispute) or by any other plan or arrangement maintained by the Company and/or Employer under which the Participant is or may be entitled to receive benefits; provided however, that the circumstances
                      ----------------
    set forth in clauses (a) and (b) (other than as a result of the Participant's termination of employment under circumstances described in Section 2.6(d)) occurred on or after a Change in Control; provided, further, however, in the event a court finally determines that the claim by the Participant for which legal fees were incurred and paid by the Company pursuant to this Section 9.10 was frivolous, the Company shall be reimbursed by the Participant for any legal fees paid under this Section 9.10 in respect of such frivolous claim.

    9.11  Forum.  Any suit brought by a Participant under the
          -----
    Plan may be brought in the appropriate state or federal court for Tarrant County, Texas, or for the county wherein the Participant maintains his or her residence. Any suit brought by the Company and/or Employer under the Plan may only be brought in the county wherein the Participant maintains his or her residence, unless the Participant consents to suit elsewhere.

                          SCHEDULE A


                           [To come]

                          SCHEDULE B

                COMPENSATION AND BENEFIT PLANS
                ------------------------------


    1.  Tandy Corporation Officers Deferred Compensation Plan

    2.  Tandy Employees Deferred Salary and Investment Plan

    3.  Tandy Employees Stock Ownership Plan

    4.  Salary Continuation Plan for Executive Employees of Tandy
        Corporation and Subsidiaries

    5.  Tandy Corporation Stock Purchase Program

    6.  Tandy Employees Supplemental Stock Program

    7.  Tandy Corporation 1985 Stock Option Plan

    8.  Post Retirement Death Benefit Plan for Executive
        Employees of Tandy Corporation and Subsidiaries

    9.  Tandy Corporation 1993 Incentive Stock Plan

    10.  Special Compensation Plan No. 1 for Tandy Corporation
         Executive Employees

    11.  Special Compensation Plan No. 2 for Tandy Corporation
         Executive Employees

                          TANDY CORPORATION
                     TERMINATION PROTECTION PLAN
                     ---------------------------

                            "LEVEL II"


    WHEREAS, the "Board" of the "Company" (as those terms are hereinafter defined) recognizes that the possibility of a future "Change in Control" (as hereinafter defined) exists and that the threat or occurrence of a Change in Control could result in significant distractions to its employees because of the uncertainties inherent in such a situation; and

    WHEREAS, the Board has determined that it is essential and in the best interest of the Company, its stockholders and the "Employer" (as hereinafter defined) to retain the services of certain of its employees in the event of a threat or the occurrence of a Change in Control and to ensure their continued dedication and efforts in such event without undue concern for their employment and personal financial security.

    NOW, THEREFORE, in order to fulfill these purposes, the following is hereby adopted.


                            ARTICLE I

                      ESTABLISHMENT OF PLAN
                      ---------------------


    1.0 As of the Effective Date, the Company hereby establishes the Tandy Corporation Termination Protection Plan Level II
    (the "Plan") as set forth in this document.


                            ARTICLE II

                           DEFINITIONS
                           -----------

    As used herein the following words and phrases shall have the following respective meanings for purposes of the Plan unless the context clearly indicates otherwise.

    2.1  Accrued Compensation.  "Accrued Compensation" shall mean
         --------------------
    an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the "Participant" (as hereinafter defined) on behalf of the Employer during the period ending on the Termination Date, (iii) vacation pay as required by law, and (iv) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

    2.2  Base Amount.  "Base Amount" shall mean the greater of
         -----------
    the Participant's annual base salary (a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of the Participant's base salary that are deferred under the Employer's qualified and non-qualified employee benefit plans.

    2.3  Board.  "Board" shall mean the Board of Directors of the
         -----
    Company.

    2.4  Bonus Amount.  "Bonus Amount" shall mean the highest
         ------------
    annual bonus paid or payable to the Participant for any fiscal year in respect of the three (3) full fiscal years ended prior to the Change in Control.

    2.5  Cause.  The Participant's Employer may terminate the
         -----
    Participant's employment for "Cause" if the Participant (a) has been convicted of a felony, (b) failed substantially to perform his or her reasonably assigned duties with his or her Employer (other than a failure resulting from his or her incapacity due to physical or mental illness), or (c) has intentionally engaged in conduct which is demonstrably and materially injurious to the Company and/or Employer. No act, or failure to act, on the Participant's part, shall be considered "intentional" unless the Participant has acted, or failed to act, with a lack of good faith and with a lack of reasonable belief that the Participant's act or failure to act was in the best interest of the Company and/or Employer.

    2.6  Change in Control.  "Change in Control" shall mean
         -----------------
    the occurrence during the "Term" (as hereinafter defined) of any of the following events:

          (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided,
                                                      --------
    however, in determining whether a Change in Control has
    -------
    occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (a) the Company or (b) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Company Subsidiary"), (2) the Company or any Company Subsidiary, or
    (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

          (b) The individuals who, as of August 22, 1990, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of the Program, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be
    -------------------------
    considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) Approval by stockholders of the Company of:

              (1) A merger, consolidation or reorganization involving the Company, unless

              (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

              (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

              (iii) no Person (other than the Company and its Company Subsidiaries, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Company Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

              (iv) a transaction described in clauses (i) through
    (iii) shall herein be referred to as a "Non-ControlTransaction";

              (2) A complete liquidation or dissolution of the Company; or

              (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Company Subsidiary).

    Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

              (d) Notwithstanding anything contained in the Plan to the contrary, if the Participant's employment is terminated during the Term but within one (1) year prior to a Change in Control and the Participant reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of the Plan, the date of a Change in Control with respect to the Participant shall mean the date immediately prior to the date of such termination of the Participant's employment.

    2.7  Company.  "Company" shall mean Tandy Corporation and
         -------
    shall include its "Successors and Assigns" (as hereinafter defined).

    2.8  Disability.  "Disability" shall mean a physical or
         ----------
    mental infirmity which impairs the Participant's ability to substantially perform his or her duties with his or her Employer for a period of one hundred eighty(180) consecutive days and the Participant has not returned to his or her full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

    2.9  Effective Date.  "Effective Date" shall be August 22,
         --------------
    1990.

    2.10  Eligible Employee.  "Eligible Employee" shall mean an
          -----------------
    individual employed by the Employer whose place of employment is located primarily in the United States in a regular full-time salaried position whose annual compensation (including salary and bonus) is at least $50,000 (other than those positions set forth on Schedule A) and any individual set forth on Schedule B. For purposes of this Section 2.10, an employee's annual compensation shall be determined by his or her annualized rate of salary in effect immediately prior to a Change in Control and the bonus paid to the employee in respect of the fiscal year ended immediately prior to the Change in Control. Notwithstanding the foregoing, those employees who are employed in the categories of positions set forth on Schedule A, any employee covered by a collective bargaining agreement, any employee who is a party to a severance or termination protection agreement, or the Termination Protection Plan Level I, shall not be an "Eligible Employee" for purposes of the Plan.

    2.11  Employer.  "Employer" shall mean the Company or its
          --------
    divisions or its "Subsidiaries" (as hereinafter defined) with whom the Eligible Employee is employed.

    2.12  (a) Good Reason.  "Good Reason" shall mean the
              -----------
    occurrence after a Change in Control of any of the events or conditions described in Subsections (i) through (iii) hereof:

              (i) a reduction in the rate of the Participant's base salary below the Base Amount or any failure to pay the Participant any compensation or benefits to which he or she is entitled within fifteen (15) days of the date notice of such failure to pay is given to the Employer and, in the case of any annual bonus, within forty-five (45) days following the end of the fiscal year to which such bonus relates;

              (ii) the failure by the Employer to (A) continue in effect (without reduction in benefit levels, reward opportunities and/or bonus potential for comparable performance) any material compensation or benefit plan in which the Participant was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter including but not limited to, the plans listed on Schedule C, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Participant, or (B) provide the Participant with compensation and benefits, in the aggregate at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Participant was participating at any time within ninety (90) days preceding the Change in Control or at any time thereafter; and

              (iii) the failure of the Company and/or the
    Employer to obtain an   agreement from any Successor or
    Assign of the Company, to assume   and agree to perform the
    Plan, as contemplated in Section 7.1 hereof.

          (b) Any event or condition described in this Section 2.12(a)(i)through (iii) which occurs during the Term but within one (1) year prior to a Change in Control but which the Participant reasonably demonstrates (i) was at the request of a Third Party or (ii) otherwise arose in connection with or in anticipation of a Change in Control which actually occurs, shall constitute Good Reason for purposes of the Plan notwithstanding that it occurred prior to the Change in Control.

    2.13  Notice of Termination.  Following a Change in Control,
          ---------------------
    "Notice of Termination" shall mean a notice of termination of the Participant's employment from the Employer which indicates the specific termination provision in the Plan relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Participant's employment under the provision so indicated.

    2.14  Participant.  "Participant" shall mean an Eligible
          -----------
    Employee who satisfies the requirements of Section 3.1 and who has not ceased to be a Participant pursuant to Section
    3.2.

    2.15  Pro-Rata Bonus.  "Pro-Rata Bonus" shall mean the Bonus
          --------------
    Amount multiplied by a fraction, the numerator of which is the number of days in the Company's fiscal year through and including the Participant's Termination Date and the denominator of which is 365.

    2.16  Subsidiary or Subsidiaries.  "Subsidiary" or
          --------------------------
    "Subsidiaries" shall mean any corporation in which the Company owns, directly or indirectly, 50% or more of the total voting power of the corporation's outstanding voting securities and any other corporation designated by the Board as a Subsidiary.

    2.17  Successors and Assigns.  "Successors and Assigns" as
          ----------------------
    used herein shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including the Plan) whether by operation of law or otherwise.

    2.18  Term.  "Term" shall mean the period of time the Plan
          ----
    remains effective as provided in Section 8.1.

    2.19   Termination Date.  "Termination Date" shall mean in
           ----------------
    the case of the Participant's death, his or her date of
    death, in the case of Good Reason,his or her last day of employment, and in all other cases, the date specified in the Notice of Termination; provided, however, if the Participant's
                           -----------------
    employment is terminated by the Employer for Cause or due to Disability,the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Participant; provided,further,

                                             -----------------
    however, that in the case of Disability the Participant shall
    -------
    not have returned to the full-time performance of his or her duties during such period of at least 30 days.


                            ARTICLE III

                            ELIGIBILITY
                            -----------

    3.1  Participation.  Each employee shall become a Participant
         -------------
    in the Plan immediately upon becoming an Eligible Employee.

    3.2  Duration of Participation.  A Participant shall cease to
         -------------------------
    be a Participant in the Plan if he or she ceases to be an Eligible Employee of the Employer at any time prior to a Change in Control. A Participant entitled to receive any amounts set forth in this Plan shall remain a Participant in the Plan until all amounts he or she is entitled to have been paid to him or her.

                            ARTICLE IV

                        TERMINATION BENEFITS
                        --------------------
    4.1  Payment of Accrued Compensation.   In the event that
         -------------------------------
    a Participant's employment with his or her Employer is terminated following a Change in Control during the Term (a) by reason of the Participant's death,(b) by his or her Employer for Cause or Disability, or (c) by the Participant without Good Reason, the Executive shall be entitled to receive and the Company shall pay, his or her Accrued Compensation and if such termination is other than by his or her Employer for Cause, a Pro Rata Bonus.

    4.2  Payment in Event of Certain Terminations of Employment.
         ------------------------------------------------------
    In the event that a Participant's employment is terminated following a Change in Control during the Term by the Participant or by his or her Employer for any reason other than as specified in Section 4.1, the Participant shall been titled to receive under the Plan:

          (a)   a cash payment equal to the sum of:

              (i)   his or her Accrued Compensation and Pro Rata
    Bonus,

              (ii)   one-half of his or her Base Amount, and

              (iii)   one-half of his or her Bonus Amount;

          (b) for a period of six months following the
    Participant's Termination Date (the "Continuation Period"), the Company shall at its expense continue on behalf of the Participant and his or her dependents and beneficiaries the fringe benefits (excluding those benefit plans numbered 1 through 11 inclusive on Schedule C but including an Employer-provided automobile or automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and life insurance, disability, medical, dental and hospitalization benefits provided(i) to the Participant any time during the 90-day period prior to the Change in Control or at any time thereafter or (ii) to other similarly situated employees who continue in the employ of the Company and/or the Employer during the Continuation Period; provided, however, that with
                                    -----------------
    respect to any Participant who was entitled to the use of an automobile provided by the Employer within the ninety (90) day period prior to a Change in Control or at anytime thereafter, he or she shall be paid a cash payment equal to the value to him or her for the Continuation Period of the Employer-provided automobile.The coverage and benefits (including deductibles, costs and contributions by the Participant, if any) provided in this Section 4.2(b) during the Continuation Period shall be no less favorable to the Participant and his or her beneficiaries than the most favorable of such coverages and benefits during any of the periods referred to in clauses (i) and (ii) above. The obligation hereunder with respect to the foregoing benefits (except for the automobile or automobile allowance) shall be limited if the Participant obtains any such benefits pursuant to a subsequent employer's benefit plans,in which case the Employer (or the Company, as the case may be) may reduce the coverage of any benefits it is required to provide the Participant here under as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Participant than the coverages and benefits required to be provided hereunder. This Subsection (b) shall not be interpreted so as to limit any benefits to which the Participant, his or her dependents or beneficiaries may be entitled under any of the Employer's employee benefit plans, programs or practices following his or her termination of employment, including without limitation, retiree medical and life insurance benefits;

          (c) the Company shall pay in a single payment an amount equal to eighty percent (80%) of the maximum amount the Participant could have contributed under the Deferred Salary and Investment Plan, Stock Purchase Program and Supplemental Stock Program as in effect on the date immediately prior to the Change in Control during the Continuation Period had he or she continued in employment with the Employer during the Continuation Period at the greater of his or her annualized gross salary and wages as in effect immediately prior to the Change in Control or at any time thereafter; and

          (d) The amounts provided for in Sections 4.1, 4.2(a), 4.2(b) (only as to the automobile allowance and the related expenses of public liability insurance, collision coverage, repairs and maintenance) and 4.2(c) shall be paid in a single lump sum cash payment within five (5) days after the Participant's Termination Date (or earlier, if required by applicable law).

    4.3  Mitigation.  The Participant shall not be required to
         ----------
    mitigate the amount of any payment provided for in the Plan by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Participant in any subsequent employment.

    4.4  Termination Pay.  The payments and benefits provided for
         ---------------
    in Section 4.2(a)(ii) and (iii) shall reduce the amount of any cash severance or termination pay payable to the Participant under any other Employer severance or termination plan, program, policy or practice.
    4.5  Other Benefits.  The Participant's entitlement to any
         --------------
    other compensation or benefits (other than the Pro Rata Bonus) shall be determined in accordance with the Employer's employee benefit plans (including, the plans listed on Schedule C) and other applicable programs, policies and practices then in effect.


                            ARTICLE V

                     TERMINATION OF EMPLOYMENT
                     -------------------------

    5.1  Notice of Termination Required.  Following a Change in
         ------------------------------
    Control, any purported termination of the Participant's employment by the Employer shall be communicated by Notice of Termination to the Participant. For purposes of the Plan, no such purported termination shall be effective without such Notice of Termination.


                            ARTICLE VI

               LIMITATION ON PAYMENTS BY THE COMPANY
               -------------------------------------

    6.1  Excise Tax Limitation.
         ---------------------

          (a) Notwithstanding anything contained in the Plan to the contrary, to the extent that the payments and benefits provided under the Plan and benefits provided to, or for the benefit of, the Participant under any other Employer plan or agreement (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Payments shall be reduced (but not below zero) if and to the extent necessary so that no Payment to be made or benefit to be provided to the Participant shall be subject to the Excise Tax (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Participant shall have given prior written notice specifying a different order to the Company to effectuate the Limited Payment Amount, the Company shall reduce or eliminate the Payments, by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by the Participant pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Participant's rights and entitlements to any benefits or compensation.

          (b) An initial determination as to whether the Payments shall be reduced to the Limited Payment Amount pursuant to the Plan and the amount of such Limited Payment Amount shall be made by an accounting firm at the Company's expense selected by the Company which is designated as one of the five largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Participant within five (5) days of the Termination Date if applicable, or such other time as requested by the Company or by the Participant (provided the Participant reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Participant with respect to a Payment or Payments, it shall furnish the Participant with an opinion reasonably acceptable to the Participant that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Participant, the Participant shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Participant subject to the application of Paragraph 6.1(c) below.

          (c) As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that the Payments to be made to, or provided for the benefit of, the Participant either have been made or will not be made by the Company which, in either case, will be inconsistent with the limitations provided in Section 6(a) (hereinafter referred to as an "Excess Payment" or "Underpayment", respectively). If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved, that an Excess Payment has been made, such Excess Payment shall be deemed for all purposes to be a loan to the Participant made on the date the Participant received the Excess Payment and the Participant shall repay the Excess Payment to the Company on demand (but not less than ten (10) days after written notice is received by the Participant) together with interest on the Excess Payment at the "Applicable Federal Rate" (as defined in Section 1274(d) of the Code) from the date of the Participant's receipt of such Excess Payment until the date of such repayment. In the event that it is determined by (i) the Accounting Firm, the Company (which shall include the position taken by the Company, or together with its consolidated group, on its federal income tax return) or the IRS, (ii) pursuant to a determination by a court, or (iii) upon the resolution to the Participant's satisfaction of the Dispute, that an Underpayment has occurred, the Company shall pay an amount equal to the Underpayment to the Participant within ten (10) days of such determination or resolution together with interest on such amount at the Applicable Federal Rate from the date such amount would have been paid to the Participant until the date of payment.


                            ARTICLE VII

                       SUCCESSORS AND ASSIGNS
                       ----------------------

    7.1  Successors and Assigns.
         ----------------------

          (a) The Plan shall be binding upon and shall inure to the benefit of the Company and the Employer. The Company and the Employer shall require any Successor or Assign to expressly assume and agree to perform the Plan in the same manner and to the same extent that the Company and/or the Employer would be required to perform it if no such succession or assignment had taken place.

          (b) Neither the Plan nor any right or interest hereunder shall be assignable or transferable by the Participant, his or her beneficiaries or legal representatives, except by will or by the laws of descent and distribution; provided, however, that the Plan shall inure to the benefit of and be enforceable by the Participant's legal personal representative.

    7.2  Sale of Business or Assets.  Notwithstanding anything
         --------------------------
    contained in the Plan to the contrary, if a Participant's employment with his or her Employer is terminated in connection with the sale, divestiture or other disposition of any Subsidiary or division of the Company (or part thereof) such termination shall not be a termination of employment of the Participant for purposes of the Plan and the Participant shall not be entitled to benefits from the Company under the Plan as a result of such sale, divestiture, or other disposition, or as a result of any subsequent termination of employment, provided that (a) the Participant is offered employment by the purchaser or acquiror of such Subsidiary or division (or part thereof) and (b) the Company obtains an agreement from such purchaser or acquiror to perform the Company's and/or the Employer's obligations under the Plan, in the same manner, and to the same extent that the Company and/or the Employer would be required to perform if no such purchase or acquisition had taken place. In such circumstances, the purchaser or acquiror shall be solely responsible for providing any benefits payable under the Plan to any such Participant.


                            ARTICLE VIII

                TERM, AMENDMENT AND PLAN TERMINATION
                ------------------------------------

    8.1  Term.  The Plan shall continue in effect for a period of
         ----
    two (2) years commencing on the Effective Date and shall be automatically extended for one (1) year on the first anniversary of the Effective Date and on each anniversary of the Effective Date thereafter unless the Company shall have delivered a written notice to each Participant at least ninety (90) days prior to any extension that the Plan shall not be so extended; provided, however, that if a Change in Control occurs while the Plan is in effect, the Plan shall not end prior to the expiration of two (2) years following the Change in Control.

    8.2  Amendment and Termination.  Subject to Section 8.1, the
         -------------------------
    Plan may be terminated or amended in any respect by resolution adopted by two-thirds (2/3) of the members of the Incumbent Board and Schedules A and B may be amended to add Eligible Employees at any time by any duly authorized officer of the Company; provided, however, that no such amendment or
                    -----------------
    termination of the Plan during the Term may be made (a) if such amendment or termination would adversely affect any right of an Eligible Employee who became an Eligible Employee prior to the later of (i) the date of adoption of any such amendment or termination, or (ii) the effective date of any such amendment or termination, (b) at the request of a Third Party, or (c) otherwise in connection with, or in anticipation of, a Change in Control; and provided, further,
                                              -----------------
    however, that the Plan no longer shall be subject to
    -------
    amendment, change, substitution, deletion, revocation or termination in any respect whatsoever following a Change in Control.

    8.3  Form of Amendment.  The form of any amendment or
         -----------------
    termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Company, certifying that the amendment or termination has been approved by the Board in accordance with Section 8.2.


                            ARTICLE IX

                           MISCELLANEOUS
                           -------------

    9.1  Contractual Right.  Upon and after a Change in Control,
         -----------------
    each Participant shall have a fully vested, nonforfeitable contractual right, enforceable against the Company, to the benefits provided for under Sections 4.1, 4.2 and 4.3 of the Plan upon satisfaction of the applicable conditions specified in those Sections.

    9.2  Employment Status.  Prior to a Change in Control, each
         -----------------
    Eligible Employee shall continue in his or her status as an employee-at-will and the Plan does not constitute a contract of employment or impose on the Employer any obligation to (a) retain the Participant, (b) make any payments upon termination of employment, (c) change the status of the Participant's employment or (d) change any employment policies of the Employer.

    9.3  Notice.  For the purposes of the Plan, notices and all
         ------
    other communications provided for in the Plan (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company and/or the Employer shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

    9.4  Non-exclusivity of Rights.  Except as provided in
         -------------------------
    Section 4.4, nothing in the Plan shall prevent or limit the Participant's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company and/or the Employer for which the Participant may qualify, nor shall anything herein limit or reduce such rights as the Participant may have under any other agreements with the Company and/or the Employer. Amounts which are vested benefits or which the Participant is otherwise entitled to receive under any plan or program of the Company and/or the Employer shall be payable in accordance with such plan or program, except as explicitly modified by the Plan. No additional compensation provided under any benefit or compensation plans to the Participant shall be deemed to modify or otherwise affect the terms of the Plan or any of the Participant's entitlements hereunder.


    9.5  Settlement of Claims.  The Company's obligation to make
         --------------------
    the payments provided for in the Plan and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company and/or the Employer may have against the Participant or others.

    9.6  Trust.  All benefits under the Plan shall be paid by the
         -----
    Company. The Plan shall be unfunded and the benefits hereunder shall be paid only from the general assets of the Company; provided, however, notwithstanding anything
             -----------------
    contained in the Plan to the contrary, nothing herein shall prevent or prohibit the Company from establishing a trust or other arrangement for the purpose of providing for the payment of the benefits payable under the Plan.

    9.7  Waiver or Discharge.  No provision of the Plan may be
         -------------------
    waived or discharged unless such waiver or discharge is agreed to in writing and signed by the Participant, the Company and the Employer. No waiver by either the Company, the Employer or any Participant at any time of any breach by either the Company, the Employer or any Participant of, or compliance with, any condition or provision of the Plan to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

    9.8  Governing Law.  THE VALIDITY, INTERPRETATION,
         -------------
    CONSTRUCTION AND PERFORMANCE OF THE PLAN SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF; PROVIDED, HOWEVER, THAT IN ANY ACTION INVOLVING A PARTICIPANT, THE COMPANY AND/OR THE EMPLOYER WITH RESPECT TO ANY CLAIM OR ASSERTION THAT THE PARTICIPANT'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE, THE COMPANY AND/OR THE EMPLOYER HAS THE BURDEN OF PROVING THAT THE PARTICIPANT'S EMPLOYMENT WAS PROPERLY TERMINATED FOR CAUSE.

    9.9  Validity and Severability.  The invalidity or
         -------------------------
    unenforceability of any provision of the Plan shall not affect the validity or enforceability of any other provision of the Plan, which shall remain in full force and effect, and any prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

    9.10  Legal Fees.  Following a Change in Control, the Company
          ----------
    shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Participant as they become due as a result of (a) the Participant's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), or (b) the Participant's seeking to obtain or enforce any right or benefit provided by the Plan (including any such fees and expenses incurred in connection with the Dispute) or by any other plan or arrangement maintained by the Company and/or Employer under which the Participant is or may be entitled to receive benefits; provided however, that the circumstances
                      ----------------
    set forth in clauses (a) and (b) (other than as a result of the Participant's termination of employment under circumstances described in Section 2.6(d)) occurred on or after a Change in Control; provided, further, however, in the
                               --------------------------
    event a court finally determines that the claim by the Participant for which legal fees were incurred and paid by the Company pursuant to this Section 9.10 was frivolous, the Company shall be reimbursed by the Participant for any legal fees paid under this Section 9.10 in respect of such frivolous claim.

    9.11  Forum.  Any suit brought by a Participant under the
          -----
    Plan may be brought in the appropriate state or federal court for Tarrant County, Texas, or for the county wherein the Participant maintains his or her residence. Any suit brought by the Company and/or Employer under the Plan may only be brought in the county wherein the Participant maintains his or her residence, unless the Participant consents to suit elsewhere.

                            SCHEDULE A



                             [To come]

                            SCHEDULE B



                            [To come]

                            SCHEDULE C

                 COMPENSATION AND BENEFIT PLANS
                 ------------------------------


    1.  Tandy Corporation Officers Deferred Compensation Plan

    2.  Tandy Employees Deferred Salary and Investment Plan

    3.  Tandy Employees Stock Ownership Plan

    4.  Salary Continuation Plan for Executive Employees of Tandy
        Corporation and Subsidiaries

    5.  Tandy Corporation Stock Purchase Program

    6.  Tandy Employees Supplemental Stock Program

    7.  Tandy Corporation 1985 Stock Option Plan

    8.  Post Retirement Death Benefit Plan for Executive
        Employees of Tandy Corporation and Subsidiaries

    9.  Tandy Corporation 1993 Incentive Stock Plan


                                                            TANDY CORPORATION                                           EXHIBIT 11
                                              STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
    <CAPTIONS>

                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                 --------------------------    --------------------------
    (In thousands, except per share amounts)                        1995           1994           1995           1994
    ---------------------------------------------------          -----------    -----------    -----------    -----------
    Primary Earnings Per Share

    Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

      Net income, as reported                                    $    37,964    $    34,415    $    76,899    $    76,210
      Less dividends on preferred stock:
        Series B                                                      (1,631)        (1,607)        (3,298)        (3,413)
                                                                 -----------    -----------    -----------    -----------
      Net income available to common
        shareholders for primary earnings per share              $    36,333    $    32,808    $    73,601    $    72,797
                                                                 ===========    ===========    ===========    ===========

      Weighted average number of common shares outstanding            65,763         63,442         62,216         63,547
      Weighted average number of $2.14 depositary shares,
        representing Series C preferred stock, treated as
        common stock due to mandatory conversion (b)                       -         11,816          4,505         11,816
      Weighted average number of common shares issuable
        under stock option plans, net of assumed treasury stock
        repurchases at average market prices                             477            159            468            249
                                                                 -----------    -----------    -----------    -----------
      Weighted average number of common and common
        equivalent shares outstanding                                 66,240         75,417         67,189         75,612
                                                                 ===========    ===========    ===========    ===========

      Net income available per average
        common and common equivalent share                       $      0.55    $      0.44    $      1.10    $     0.96
                                                                 ===========    ===========    ===========    ===========

    Fully Diluted Earnings Per Share (a)

    Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

      Net income available to common stockholders                $    36,333    $    32,808    $    73,601    $    72,797
      Adjustments for assumed conversion of Series B
        preferred stock to common stock as of the
        beginning of the period:
        Plus dividends on Series B preferred stock                     1,631          1,607          3,298          3,413
        Less additional contribution that would have
          been required for the TESOP if Series B
          preferred stock had been converted                            (938)          (925)        (1,870)        (1,955)
                                                                 -----------    -----------    -----------    -----------
      Net income available per common and
        common equivalent share, as adjusted                     $    37,026    $    33,490    $    75,029    $    74,255
                                                                 ===========    ===========    ===========    ===========

    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

      Weighted average number of shares outstanding                   66,240         75,417         67,189         75,612
      Adjustment to reflect assumed exercise of stock
        options as of the beginning of the period                        164             15            197             16
      Adjustment to reflect assumed conversion of
        Series B preferred  stock to common stock as
        of the beginning of the period                                 1,915          1,981          1,926          2,013
                                                                 -----------    -----------    -----------    -----------
      Weighted average number of common and common
        equivalent shares outstanding, as adjusted                    68,319         77,413         69,312         77,641
                                                                 ===========    ===========    ===========    ===========
     Fully diluted net income available per average
       common and common equivalent share                        $      0.54    $      0.43    $      1.08    $      0.96
                                                                 ===========    ===========    ===========    ===========

    (a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

    (b)  Prior year has been restated to reflect the conversion of Series C preferred stock to common stock.

                                                                                                                        EXHIBIT 12
                                                            TANDY CORPORATION

                                          STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                          AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                 --------------------------    --------------------------
    (In thousands, except ratios)                                   1995           1994           1995           1994
    ---------------------------------------------------          -----------    -----------    -----------    -----------
    Ratio of Earnings to Fixed Charges:

    Net income                                                   $    37,964    $    34,415    $    76,899    $    76,210
    Plus provision for income taxes                                   23,766         21,318         48,140         47,207
                                                                 -----------    -----------    -----------    -----------
    Income before income taxes                                        61,730         55,733        125,039        123,417
                                                                 -----------    -----------    -----------    -----------

    Fixed charges:
    Interest expense and amortization of debt discount                 5,190          6,372         15,850         16,365
    Amortization of issuance expense                                     134             62            203            150
    Appropriate portion (33 1/3%) of rentals                          17,227         17,799         34,975         35,333
                                                                 -----------    -----------    -----------    -----------
      Total fixed charges                                             22,551         24,233         51,028         51,848
                                                                 -----------    -----------    -----------    -----------
    Earnings before income taxes and fixed charges               $    84,281    $    79,966    $   176,067    $   175,265
                                                                 ===========    ===========    ===========    ===========

    Ratio of earnings to fixed charges                                  3.74           3.30           3.45           3.38
                                                                 ===========    ===========    ===========    ===========

    Ratio of Earnings to Fixed Charges and
      Preferred Dividends:

    Total fixed charges, as above                                $    22,551    $    24,233    $    51,028    $    51,848
    Preferred dividends                                                1,631          9,632          8,122         19,463
                                                                 -----------    -----------    -----------    -----------
    Total fixed charges and preferred dividends                  $    24,182    $    33,865    $    59,150    $    71,311
                                                                 ===========    ===========    ===========    ===========

    Earnings before income taxes, fixed charges
      and preferred dividends                                    $    84,281    $    79,966    $   176,067    $   175,265
                                                                 ===========    ===========    ===========    ===========
    Ratio of earnings to fixed charges and
      preferred dividends                                               3.49           2.36           2.98           2.46
                                                                 ===========    ===========    ===========    ===========
