Form 10-Q
period 1995-09-30
TANDY CORP /DE/
filed 1995-11-13
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                     Commission File No.    1-5571

                          TANDY CORPORATION
     (Exact name of registrant as specified in its charter)

              Delaware                     75-047710
     (State or other jurisdiction of   (I.R.S. Employer
      incorporation or organization)   Identification No.)

1800 One Tandy Center, Fort Worth, Texas           76102
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

The number of shares outstanding of the issuer's Common
Stock, $1 par value, on October 31, 1995 was 63,515,657.

Index to Exhibits is on Sequential Page No. 15.
Total pages 19.

                                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             TANDY CORPORATION AND SUBSIDIARIES
                                             Consolidated Statements of Income
(Unaudited)
<CAPTIONS>
                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
(In thousands, except per share amounts)           1995            1994            1995            1994
                                               ------------    ------------    ------------    ------------
Net sales and operating revenues               $  1,339,930    $  1,119,155    $  3,751,599    $  3,120,567
Cost of products sold                               861,393         671,499       2,380,714       1,858,383
                                               ------------    ------------    ------------    ------------
Gross profit                                        478,537         447,656       1,370,885       1,262,184
                                               ------------    ------------    ------------    ------------

Expenses:
Selling, general and administrative                 381,947         365,497       1,120,783       1,043,548
Depreciation and amortization                        22,600          20,473          67,055          62,269
Interest income                                      (5,872)        (16,866)        (37,704)        (61,967)
Interest expense                                      6,853           4,234          22,703          20,599
                                               ------------    ------------    ------------    ------------
                                                    405,528         373,338       1,172,837       1,064,449
                                               ------------    ------------    -------------   ------------

Income before income taxes                           73,009          74,318         198,048         197,735

Provision for income taxes                           28,108          28,127          76,248          75,334
                                               ------------    ------------    ------------    ------------

Net income                                           44,901          46,191         121,800         122,401

Preferred dividends                                   1,633           1,707           4,931           5,120
                                               ------------    ------------    ------------    ------------
Net income available to common shareholders    $     43,268    $     44,484    $    116,869     $   117,281
                                               ============    ============    ============    ============

Net income available per average common
  and common equivalent share                  $       0.66    $       0.59    $       1.75     $      1.56
                                               ============    ============    ============    ============
Average common and common
  equivalent shares outstanding                      65,719          75,023          66,693          75,415
                                               ============    ============    ============    ============

Dividends declared per common share            $       0.18    $       0.15    $       0.54     $      0.45
                                               ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                        TANDY CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets (Unaudited)
<CAPTIONS>
                                                 September 30,   December 31,    September 30,
(In thousands, except share amounts)                 1995            1994            1994
------------------------------------             ------------    ------------    ------------
Assets
Current assets:
  Cash and short-term investments                $    102,534    $    205,633    $    221,024
  Accounts and notes receivable, less
    allowance for doubtful accounts                   372,312         769,101         557,411
  Inventories, at lower of cost or market           1,763,308       1,504,324       1,401,904
  Other current assets                                 86,018          77,202         125,125
                                                 ------------    ------------    ------------
    Total current assets                            2,324,172       2,556,260       2,305,464

Property, plant and equipment, at cost,
  less accumulated depreciation                       570,259         504,587         480,446
Other assets, net of accumulated
  amortization                                         63,564         182,927         193,683
                                                 ------------    ------------    ------------
                                                 $  2,957,995    $  3,243,774    $  2,979,593
                                                 ============    ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including
     current maturities of long-term debt        $    360,115    $    229,135    $    107,144
  Accounts payable                                    515,593         582,194         385,849
  Accrued expenses                                    234,298         376,795         312,359
  Income taxes payable                                 36,640          18,026          38,245
                                                 ------------    ------------    ------------
    Total current liabilities                       1,146,646       1,206,150         843,597
                                                 ------------    ------------    ------------
Long-term debt and capital leases,
  excluding current maturities                        138,175         153,318         130,753
Other non-current liabilities                          20,243          34,095          50,972
                                                 ------------    ------------    ------------
    Total other liabilities                           158,418         187,413         181,725
                                                 ------------    ------------    ------------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000
    shares authorized
    Series A junior participating, 100,000
      shares authorized and none issued                     -               -               -
    Series B convertible, 100,000
      shares authorized and issued                    100,000         100,000         100,000
    Series C PERCS, 150,000 shares
      authorized and issued                                 -         429,982         429,982
  Common stock, $1 par value,
    250,000,000 shares authorized
    with 85,645,000 shares issued                      85,645          85,645          85,645
  Additional paid-in-capital                           98,758          93,357          91,016
  Retained earnings                                 2,255,350       2,176,971       2,094,640
  Foreign currency translation effects                   (564)         (1,799)          1,695
  Common stock in treasury, at cost,
    21,107,000, 27,388,000 and
    23,349,000 shares, respectively                  (829,409)       (971,611)       (784,351)
  Unearned deferred compensation
    related to TESOP                                  (56,849)        (62,334)        (64,356)
                                                 ------------    ------------    ------------
    Total stockholders' equity                      1,652,931       1,850,211       1,954,271
Commitments and contingent liabilities
                                                 ------------    ------------    ------------
                                                 $  2,957,995    $  3,243,774    $  2,979,593
                                                 ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                        TANDY CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows(Unaudited)
<CAPTIONS>
                                                                      Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
(In thousands)                                                        1995           1994
--------------                                                     -----------    -----------

Cash flows from operating activities:
Net income                                                         $   121,800    $   122,401
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       67,055         62,269
    Provision for credit losses and bad debts                           11,343         25,642
    Other items                                                          4,490          6,004

Changes in operating assets and liabilities:
  Sale of credit card portfolios                                       342,822              -
  Receivables                                                          143,005         68,623
  Inventories                                                         (274,466)      (121,769)
  Other current assets                                                  (8,816)        (5,356)
  Accounts payable, accrued expenses and income taxes                 (123,030)        51,318
                                                                   -----------    -----------
  Net cash provided by operating activities                            284,203        209,132
                                                                   -----------    -----------

Investing activities:
  Additions to property, plant and equipment                          (174,166)      (136,662)
  Proceeds from sale of property, plant and equipment                   17,672         59,477
  Proceeds from sale of divested operations                                  -        351,250
  Prepayment of portion of AST note                                      6,720              -
  Other investing activities                                             1,450         (1,533)
                                                                   -----------    -----------
  Net cash provided (used) by investing activities                    (148,324)       272,532
                                                                   -----------    -----------

Financing activities:
  Purchase of treasury stock                                          (355,924)      (100,990)
  Sale of treasury stock to employee stock purchase program             34,486         31,586
  Proceeds from exercise of stock options                               17,982          2,299
  Dividends paid, net of taxes                                         (50,315)       (54,941)
  Redemption of subordinated debentures                                      -        (32,431)
  Changes in short-term borrowings, net                                168,600       (267,719)
  Additions to long-term borrowings                                      2,298              -
  Repayments of long-term borrowings                                   (56,105)       (51,679)
                                                                   -----------    -----------
  Net cash used by financing activities                               (238,978)      (473,875)
                                                                   -----------    -----------

Increase (decrease) in cash and short-term investments                (103,099)         7,789
Cash and short-term investments, beginning of period                   205,633        213,235
                                                                   -----------    -----------
Cash and short-term investments, end of period                     $   102,534    $   221,024
                                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1994.

NOTE 2-RELATIONS WITH INTERTAN

Noted in the tables below are the amounts recognized by the Company at September 30, 1995 and 1994, respectively, in relation to its agreements with InterTAN Inc. ("InterTAN").
The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.

                                  Balance at September 30,
                                  -------------------------
(In thousands)                       1995           1994
--------------                    ----------     ----------
Gross amount of notes             $   44,903     $   51,861
Discount                              13,195         17,431
                                  ----------     ----------
Net amount of notes               $   31,708     $   34,430
                                  ==========     ==========

Current portion of notes          $   14,432     $    4,077
Non-current portion of notes          17,276         30,353
Other current receivables              2,966          3,691
                                  ----------     ----------
                                  $   34,674     $   38,121
                                  ==========     ==========

                       Three Months Ended   Nine Months Ended
                          September 30,       September 30,
                      ------------------    -----------------
(In thousands)          1995      1994        1995     1994
--------------        -------    -------    -------   -------
Sales and
  commission income   $ 3,751    $ 3,066    $ 8,216   $17,109
                      =======    =======    =======   =======

Interest income       $ 1,083    $ 1,088    $ 3,111   $ 3,318
Accretion of
  discount                996        984      3,147     2,768
                      -------    -------    -------   -------
                      $ 2,079    $ 2,072    $ 6,258   $ 6,086
                      =======    =======    =======   =======

Royalty income        $   250         --    $   250        --
                      =======    =======    =======   =======


Through October 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead them to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.

NOTE 3-SALE OF CREDIT OPERATIONS

Effective March 30, 1995 the Company completed the sale, at net book value, of the Radio Shack and Tandy Name Brand Retail Group ("Tandy Name Brand") (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc. ("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co.
As a result of the transaction, Tandy received $342,822,000 in cash and a deferred payment amount of $49,444,000. The deferred payment does not bear interest. Principal is paid monthly with final payment due February 29, 1996. The Company has discounted the deferred payment by $773,000 and, accordingly, the discounted deferred payment balance of $7,482,000 is classified as a current receivable in the accompanying Consolidated Balance Sheet at September 30, 1995.

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

NOTE 4-RESTRUCTURING CHARGES

In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. Closed stores included 151 VideoConcepts(R), 30 McDuff(R) mall stores and 19 McDuff Supercenters. At March 31, 1995 all 233 stores had been closed. Twenty-four mall stores and McDuff Supercenters have been converted to RadioShack(SM) or Computer City Express(R) stores as of September 30, 1995. Approximately 57 McDuff stores and 16 The Edge in Electronics(R) stores remained open and as of January 1, 1995 became part of the Specialty Retail Group of Radio Shack. A pre-tax charge of $89,071,000 taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

<CAPTIONS>
                                                Charges                    Charges
                                   Original     Through       Balance      1/1/95-     Balance
(In thousands)                      Reserve     12/31/94      12/31/94     9/30/95     9/30/95
--------------                     ---------    ---------    ---------    ---------   ---------
Lease obligations                  $  46,682    $  (1,466)   $  45,216    $ (28,104)  $  17,112
Impairment of fixed assets            17,991            -       17,991      (17,852)        139
Inventory impairment                  16,600            -       16,600      (15,482)      1,118
Goodwill impairment                    4,222       (4,222)           -            -           -
Termination benefits                   1,218            -        1,218       (1,218)          -
Other                                  2,358            -        2,358       (1,945)        413
                                   ---------    ---------    ---------    ---------   ---------
Total                              $  89,071    $  (5,688)   $  83,383    $ (64,601)  $  18,782
                                   =========    =========    =========    =========   =========


Sales and operating revenues associated with the 233 closed Tandy Name Brand stores were approximately $27,995,000 and $183,280,000 for the nine months ended September 30, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees, most of whom were store employees and managers.

NOTE 5-SHARE REPURCHASE PROGRAM

On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. At September 30, 1995, approximately 10,429,700 shares had been repurchased since this program's inception, and approximately 5,455,400 shares had been repurchased in the nine-month period ended September 30, 1995. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash and short-term debt.

NOTE 6-RETIREMENT OF DEBT

In January 1995, the $45,000,000 of 8.69% senior notes which were outstanding at December 31, 1994 were paid in full. These senior notes had been outstanding since February 7, 1990. In February 1995, the $6,000,000 of Tandy Credit's medium-term notes, which were outstanding at December 31, 1994 and were to mature in May and August of 1995, were paid in full.

NOTE 7-CONTINGENCY

The IRS Dallas field office is reviewing the Company's 1987 1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter, which raises questions about the private letter rulings issued by the IRS regarding the spin-off of InterTAN and certain other tax matters, could result in additional taxes and interest to the Company. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also involve interest expense. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
----------------------------------------------------------
which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that the initial public offering prospectus of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have recently entered into a Memorandum of Understanding which anticipates the settlement of this litigation in the near future. The complete resolution of the matter is dependent upon the satisfaction of several conditions including the parties entering a binding agreement and the Court approving the terms of such an agreement. There can be no assurance that such an agreement will be reached or that Court approval will be obtained. Under the terms of its memorandum, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, as is presently anticipated, the Company intends to resume its vigorous defense of this lawsuit.

The Company charged approximately $6,700,000 for legal and plant closing costs, with the majority of the charges affecting the quarter ended September 30, 1995.

NOTE 8-HEDGING AND DERIVATIVE ACTIVITY

The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through September 30, 1995, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At September 30, 1995, the Company would have to pay approximately $5,254,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At September 30, 1995, the weighted average interest rate of the floating rate obligations being hedged was 6.4%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

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

NOTE 10-PREPAYMENT OF AST NOTE

During the quarter ended September 30, 1995, the Company received $6,720,000 from AST Research, Inc. ("AST") as a prepayment on its promissory note. The promissory note was supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. This letter of credit has been replaced by a $75,000,000 Letter of Guarantee dated August 22, 1995, from Samsung Electronics Co., Ltd., a Korean corporation, or, alternatively, Samsung Electronics America, Inc., a New York corporation. As a result of the prepayment, the note has been amended and the principal amount reduced to $90,000,000. The terms of the original promissory note stipulated that the outstanding principal balance could be paid on July 11, 1996 at AST's option in cash or the common stock of AST; provided that not more than 50% of the original principal amount of the note could be paid in common stock of AST. The amended promissory note stipulates that AST may repay the note in AST common stock; provided that not more than the lesser of (a) $30,000,000, or (b) 33% of the outstanding principal amount of the note at the time of payment may be payable by AST in common stock of AST.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL
           CONDITION


Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended
September 30 were:

<CAPTIONS>
                             Three Months Ended                     Nine Months Ended
                                September 30,        % Increase        September 30,        % Increase
                          -------------------------              -------------------------
(In thousands)               1995          1994      (Decrease)     1995          1994      (Decrease)
--------------            -----------   -----------              -----------   -----------
Radio Shack               $   724,090   $   674,444 (1)   7.4%   $ 2,068,044   $ 1,943,436 (1)   6.4%
Incredible Universe           163,931        87,102      88.2        430,014       197,291     118.0
Computer City                 430,475       278,478      54.6      1,161,116       731,958      58.6
                          -----------   -----------              -----------   -----------
                            1,318,496     1,040,024      26.8      3,659,174     2,872,685      27.4

Tandy Name Brand (closed)        (136)       59,770         -         27,995       183,280     (84.7)
Other sales                    21,570        19,361      11.4         64,430        64,602      (0.3)
                          -----------   -----------              -----------   -----------
                          $ 1,339,930   $ 1,119,155      19.7%   $ 3,751,599   $ 3,120,567      20.2%
                          ===========   ===========              ===========   ===========

(1)  Restated to include the remaining 73 Tandy Name Brand retail units.

Continuing retail operations had 26.8% and 27.4% sales gains for the three and nine-month periods ended September 30, 1995. Tandy Corporation's overall comparable store sales gains for U.S. and Canadian operations approximated 6.9% for the quarter and 6.4% for the nine-month period.

Radio Shack comparable store sales gains for the three and nine-month periods were 7.6% and 6.4%, respectively. Digital satellite systems sales were strong during the quarter and cellular phone sales have continued to be strong throughout the year. As of January 1, 1995, Radio Shack sales include the sales for Tandy Name Brand Retail Group ("Tandy Name Brand") stores which were not closed and are now included in the Specialty Retail Group of Radio Shack. At September 30, 1995, Radio Shack had 4,787 company-owned stores, including 94 in the Specialty Retail Group. The division has had a net increase of 116 RadioShack(SM) stores since December 31, 1994, and it is anticipated that approximately 45 RadioShack stores will be added in the fourth quarter of 1995.

Computer City had comparable store sales gains of 9.1% and 6.8% for the three and nine-month periods for U.S. and Canadian retail sales. Thirty stores have been added to the Computer City chain since September 30, 1994, including eight stores which were added in the third quarter of 1995. As of September 30, 1995, there were 86 stores open and it is anticipated that Computer City will add 13 new stores in the fourth quarter of 1995. During the September quarter sales of Pentium(R) processor-based computers and multimedia products were strong at Computer City, as well as Windows(R) 95 related software, memory and hard drive upgrades.

Same-store sales results for the quarter and nine months at Incredible Universe were (5.2)% and 4.1%, respectively. Late delivery of Windows(R) 95 equipped CPUs and reduced advertising in older markets negatively impacted sales for the quarter. Appliance sales were soft during the quarter due to a year-long industry trend. Inventory levels and the advertising program have been repositioned for the fourth quarter. Since September 30, 1994, Incredible Universe has added eight stores, including four which were added in the September 1995 quarter. Incredible Universe operated fourteen stores as of September 30, 1995 and plans to open three additional stores in the last quarter of 1995.

<CAPTIONS>
                        September 30,   June 30,   March 31,   December 31,   September 30,
                            1995          1995       1995          1994           1994
-------------------------------------------------------------------------------------------
RadioShack
  Company owned (1)        4,787         4,709      4,671         4,598          4,572
  Dealer Franchise         2,017         2,017      2,015         2,005          2,015
Computer City                 86            78         73            69             56
Incredible Universe           14            10          9             9              6
Tandy Name Brand             n/a           n/a        n/a           306            306
                           -----         -----      -----         -----          -----
Total Number of Stores     6,904         6,814      6,768         6,987          6,955
                           =====         =====      =====         =====          =====

(1) As of January 1, 1995, the Specialty Retail Group of the Radio Shack division included 73 Tandy Name Brand units.



Gross Profit

Gross profit as a percent of net sales was 35.7% during the three months ended September 30, 1995 as compared to 40.0% during the corresponding 1994 period. For the nine months ended September 30, 1995 and 1994, the gross profit percentages were 36.5% and 40.4%, respectively. This trend toward lower gross margins is expected to continue as Computer City(R) and Incredible Universe(R) stores contribute a larger proportion of sales, because they operate on lower margins. In the third quarter of 1995, Computer City and Incredible Universe accounted for approximately 44.4% of consolidated sales, compared to 32.7% in the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, Computer City and Incredible Universe accounted for approximately 42.4% and 29.8% of consolidated sales, respectively. The decrease in Radio Shack's gross margin from the prior year quarter has also affected the Company's gross margin. This decrease in gross margin is a result of a larger percentage of Radio Shack's sales relating to items such as digital satellite systems and cellular phones, which have generally lower gross margins than Radio Shack's overall average.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues declined 4.2 percentage points in comparison with the third quarter of 1994 and declined 3.5 percentage points in comparison with the nine months ended September 30, 1994. Most expense categories, including advertising, rent, payroll and utilities, were lower as a percent of sales during the three and nine months ended September 30, 1995 as compared with the same prior year periods. The lower rent and payroll costs as a percent of sales reflect the lower relative costs associated with the Company's newer retail formats. As a result of Computer City and Incredible Universe expansion into new markets and Radio Shack's new promotional programs, consolidated advertising costs increased $5,224,000, or 10.9%, and $13,083,000, or 9.6%, during the three and nine months, respectively, in comparison with the prior year periods. Payroll expenses increased $19,276,000, or 12.8%, in the quarter and $53,472,000, or 12.4%, for the nine months, in comparison with the prior year periods, as a result of retail store expansions. As a result of the Company selling the private label credit card portfolios earlier this year, bad debt expense decreased significantly in the third quarter as compared to that of the prior year. The restructuring of the Tandy Name Brand group has reduced costs in all expense areas this year. The Company expects SG&A expenses as a percent of sales to continue to decrease over the remainder of the fiscal year as Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation, become more significant portions of the Company's total business. SG&A expenses were impacted by legal and plant closing charges approximating $6,700,000, with the majority of the charges affecting the third quarter of 1995.

Net Interest Income

Interest income for the quarter ending September 30, 1995 decreased $10,994,000 from $16,866,000 in the third quarter of 1994. This decrease is due to the sale of the Company's credit card portfolios and increased utilization of cash for the ongoing share repurchase program and capital expenditures related to new stores. Interest expense increased $2,619,000 for the quarter ending September 30, 1995 and remained relatively stable for the nine months in comparison with the same prior year period.

Sale of Credit Operations

In a transaction completed on March 30, 1995, the Company sold the Radio Shack and Tandy Name Brand (McDuff, VideoConcepts and The Edge in Electronics) private label credit card accounts and substantially all accounts receivable to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Co., resulting in no material gain or loss. The transaction has impacted the current period and should impact future periods as follows: (1) SG&A costs incurred in processing the private label credit card accounts and bad debt expense will be eliminated, (2) no interest income associated with the credit card accounts will be recorded and (3) customer service fees earned on the credit card accounts will decline as the Company's remaining consumer credit balances decrease during 1995 and 1996.

Restructuring Charges

Sales and operating revenues associated with the 233 closed Tandy Name Brand stores were approximately $27,995,000 and $183,280,000 for the nine months ended September 30, 1995 and 1994, respectively. In conjunction with this restructuring, Tandy terminated 1,425 employees, most of whom were store employees and managers.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the third quarters of 1995 and 1994 were 38.5% and 37.85%, respectively. The increase reflects shifts of income into states with higher income tax rates such as California, New York and Ohio.

The IRS Dallas field office is reviewing the Company's 1987 1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter, which raises questions about the private letter rulings issued by the IRS regarding the spin-off of InterTAN and certain other tax matters, could result in additional taxes and interest to the Company. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation had to be instituted. Any ultimate tax assessment would also involve interest expense. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

Earnings Per Share

Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock, they were considered outstanding common stock and the dividends were not deducted from net income for purposes of calculating net income per average common and common equivalent share. Current quarter and year-to-date weighted average share calculations include approximately 11,816,000 common shares relating to the conversion of the PERCS into common shares on March 10, 1995. Per share amounts and the weighted average number of shares outstanding for the first, second and third quarters of 1994 also reflect the PERCS conversion into approximately 11,816,000 common shares. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

Cash Flow and Financial Condition

Cash flow from operating activities increased in the nine-month period ended September 30, 1995 as compared with the same period of the prior year. This increase relates primarily to the sale of the credit card portfolios and the collection of receivables, partially offset by a net decrease in accounts payable, accrued expenses and income taxes and an increase in seasonal inventories.

Cash used by investing activities for the nine-month period ended September 30, 1995 includes property, plant and equipment additions related to additional fixtures required for new RadioShack stores and the Company's expansion of its Computer City and Incredible Universe store formats. Management anticipates that capital expenditure requirements will approximate $30,000,000 to $40,000,000 for the remainder of 1995, primarily to support retail expansion.

During the quarter ended September 30, 1995, the Company received $6,720,000 from AST Research, Inc. ("AST") as a prepayment on its promissory note. The promissory note was supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. This letter of credit has been replaced by a $75,000,000 Letter of Guarantee dated August 22, 1995, from Samsung Electronics Co., Ltd., a Korean corporation, or, alternatively, Samsung Electronics America, Inc., a New York corporation. As a result of the prepayment, the note has been amended and the principal amount reduced to $90,000,000. The terms of the original promissory note stipulated that the outstanding principal balance could be paid on July 11, 1996 at AST's option in cash or the common stock of AST; provided that not more than 50% of the original principal amount of the note could be paid in common stock of AST. The amended promissory note stipulates that AST may repay the note in AST common stock; provided that not more than the lesser of (a) $30,000,000, or (b) 33% of the outstanding principal amount of the note at the time of payment may be payable by AST in common stock of AST.

Cash used for financing activities for the nine-month period ended September 30, 1995 includes continued purchases of treasury stock under the share repurchase program. Repayments of long-term borrowings includes the $45,000,000 of 8.69% senior notes and Tandy Credit's medium-term notes of $6,000,000. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expenditures are being funded through operating leases.

Cash and short-term investments at September 30, 1995 were $102,534,000 as compared to $205,633,000 at December 31, 1994 and $221,024,000 at September 30, 1994. Total debt as a percentage of total capitalization was 23.2% at September 30, 1995, compared to 17.1% at December 31, 1994 and 10.9% at September 30, 1994. Long-term debt as a percentage of total capitalization was 6.4% at September 30, 1995 compared to 6.9% at December 31, 1994 and 6.0% at September 30, 1994. The increases in debt ratios resulted primarily from the Company's share repurchase program described below and inventory additions in preparation for the upcoming Christmas selling season.

On August 1, 1994, the Company announced that its Board of Directors authorized management to purchase up to 7,500,000 shares of its common stock in addition to shares required for employee plans. On December 30, 1994, the Board of Directors authorized management to increase the share repurchase program to 12,500,000 shares. At September 30, 1995, approximately 10,429,700 shares had been repurchased since this program's inception, and approximately 5,455,400 shares had been repurchased in the nine-month period ended September 30, 1995. Future purchases will be made from time to time in the open market, and it is expected that funding for the remainder of the program will come from existing cash and short-term debt.

Inventory

Compared to September 30, 1994, total inventories at September 30, 1995 have increased $361,404,000 or 25.8%. The increase in total inventory levels included additional inventory to support new RadioShack, Computer City and Incredible Universe stores and to support the sales growth in certain categories at Radio Shack. A portion of this increase was offset by decreased inventory levels at Tandy Name Brand due to the closure of 233 stores in the quarter ended March 31, 1995. Inventory levels have increased 17.2% from the amounts at December 31, 1994 primarily due to seasonal fluctuations and additional store openings. Inventory is primarily comprised of finished goods.


Changes in Stockholders' Equity

<CAPTIONS>
                                          Outstanding
(In thousands)                           Common Shares      Dollars
--------------                           -------------    -----------
Balance at December 31, 1994                 58,257       $ 1,850,211
Foreign currency translation
  adjustments, net of deferred taxes              -             1,235
Sale of treasury stock to employee plans        696            34,486
Purchase of treasury stock                   (6,718)         (331,899)
Exercise of stock options                       487            17,982
Repurchase of preferred stock                     -            (2,948)
Preferred stock dividends, net of tax             -            (3,205)
PERCS dividend                                    -            (4,824)
Redemption of PERCS                          11,816                 -
TESOP deferred compensation earned                -             5,485
Common stock dividends                            -           (35,392)
Net income                                        -           121,800
                                         -------------    -----------
Balance at September 30, 1995                64,538       $ 1,652,931
                                         =============    ===========


InterTAN Update

Noted in the tables below are the amounts recognized by the Company at September 30, 1995 and 1994, respectively, in relation to its agreements with InterTAN, Inc. ("InterTAN"). The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.


                                  Balance at September 30,
                                  -------------------------
(In thousands)                       1995           1994
--------------                    ----------     ----------
Gross amount of notes             $   44,903     $   51,861
Discount                              13,195         17,431
                                  ----------     ----------
Net amount of notes               $   31,708     $   34,430
                                  ==========     ==========

Current portion of notes          $   14,432     $    4,077
Non-current portion of notes          17,276         30,353
Other current receivables              2,966          3,691
                                  ----------     ----------
                                  $   34,674     $   38,121
                                  ==========     ==========

                       Three Months Ended   Nine Months Ended
                          September 30,       September 30,
                      ------------------    -----------------
(In thousands)          1995      1994        1995     1994
--------------        -------    -------    -------   -------
Sales and
  commission income   $ 3,751    $ 3,066    $ 8,216   $17,109
                      =======    =======    =======   =======

Interest income       $ 1,083    $ 1,088    $ 3,111   $ 3,318
Accretion of
  discount                996        984      3,147     2,768
                      -------    -------    -------   -------
                      $ 2,079    $ 2,072    $ 6,258   $ 6,086
                      =======    =======    =======   =======

Royalty income        $   250         --    $   250        --
                      =======    =======    =======   =======



Through October 1995 InterTAN has met all of its payment obligations to Tandy. As a result, Tandy management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Tandy. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead them to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.


Windows is a registered trademark of Microsoft Corporation. Pentium is a registered trademark of Intel Corporation. Preferred Equity Redemption Convertible Stock and PERCS are trademarks of Morgan Stanley & Co., Incorporated, in connection with their investment banking services. All other trademarks identified herein are owned or used by Tandy Corporation.

             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
----------------------------------------------------------
which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that the initial public offering prospectus of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have recently entered into a Memorandum of Understanding which anticipates the settlement of this litigation in the near future. The complete resolution of the matter is dependent upon the satisfaction of several conditions including the parties entering a binding agreement and the Court approving the terms of such an agreement. There can be no assurance that such an agreement will be reached or that Court approval will be obtained. Under the terms of its memorandum, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, as is presently anticipated, the Company intends to resume its vigorous defense of this lawsuit.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1995. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation
             S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 15, which immediately precedes such exhibits.

         b)  Reports on Form 8-K.

             There were no Form 8-K reports filed during the quarter ended September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Tandy Corporation
                                       (Registrant)




Date:  November 13, 1995    By  /s/  Richard L. Ramsey
                                -----------------------
                                     Richard L. Ramsey
                                    Vice President and
                                        Controller
                                  (Authorized Officer)


Date:  November 13, 1995        /s/  Dwain H. Hughes
                                --------------------
                                     Dwain H. Hughes
                           Senior Vice President and
                              Chief Financial Officer
                        (Principal Financial Officer)

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

2b        Amended and Restated Stock Exchange
          Agreement dated February 1, 1994 by and
          among O'Sullivan Industries Holdings, Inc., and TE Electronics Inc. (filed as Exhibit 2b to Tandy's Form 10-K filed on March 30,
          1994, Accession No. 000009628994-000029 and
          incorporated herein by reference).

2c        U.S. Purchase Agreement dated January
          26, 1994 by and among O'Sullivan Industries
          Holdings, Inc., TE Electronics Inc. and the
          U.S. Underwriters which included Merrill
          Lynch & Co., Wheat First Butcher & Singer,
          The Chicago Dearborn Company and Rauscher
          Pierce Refsnes, Inc. (filed as Exhibit 2c to
          Tandy's Form 10-K filed on March 30, 1994,
          Accession No. 000009628994-000029 and
          incorporated herein by reference).

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

2e        Acquisition Agreement dated January 18,
          1995 between Hurley State Bank, as purchaser and Tandy Credit Corporation as seller
          (without exhibits) (filed as Exhibit (c) to
          Tandy's January 18, 1995 Form 8-K filed on
          February 2, 1995, Accession No. 0000096289-
          95-000008 and incorporated herein by
          reference).

2e(i) Amendment No. 1 to Acquisition Agreement dated January 18, 1995 between Tandy Credit
          Corporation, Tandy National Bank and Hurley
          State Bank (filed as Exhibit 2 to Tandy's
          March 30, 1995 Form 8-K filed on April 12,
          1995, Accession No. 0000096289-95-000012 and
          incorporated herein by reference).

2f        Agreement and Plan of Merger dated March
          30, 1995 by and among, Tandy Corporation,
          Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as
          Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No.
          000009628995-000012 and incorporated herein by reference).

3a(i)     Restated Certificate of Incorporation of
          Tandy dated December 10, 1982 (filed as
          Exhibit 4A to Tandy's 1993 Form S-8 for the
          Tandy Corporation 1993 Incentive Stock Plan,
          Reg. No. 33-51603, filed on November 12,
          1993, Accession No. 0000096289-93-000017 and
          incorporated herein by reference).

3a(ii)    Certificate of Amendment of Certificate
          of Incorporation of Tandy Corporation dated
          November 13, 1986 (filed as Exhibit 4A to
          Tandy's 1993 Form S-8 for the Tandy
          Corporation 1993 Incentive Stock Plan, Reg.
          No. 33-51603, filed on November 12, 1993,
          Accession No. 0000096289-93-000017 and
          incorporated herein by reference).

3a(iii)   Certificate of Amendment of Certificate
          of Incorporation, amending and restating the Certificate of Designation, Preferences and
          Rights of Series A Junior Participating
          Preferred Stock dated June 22, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation 1993 Incentive Stock
          Plan, Reg. No. 33-51603, filed on November
          12, 1993, Accession No. 0000096289-93-000017
          and incorporated herein by reference).

3a(iv)    Certificate of Designations of Series B
          TESOP Convertible Preferred dated June 29,
          1990 (filed as Exhibit 4A to Tandy's 1993
          Form  S-8 for the Tandy Corporation 1993
          Incentive Stock Plan, Reg. No. 3351603,
          filed on November 12, 1993, Accession No.
          0000096289-93-000017 and incorporated herein by reference).

3a(v)     Certificate of Designation, Series C
          Conversion Preferred Stock dated February
          13, 1992 (filed as Exhibit 4A to Tandy's
          1993 Form  S-8 for the Tandy Corporation
          1993 Incentive Stock Plan, Reg. No. 33-
          51603, filed on November 12, 1993, Accession
          No. 0000096289-93-000017 and incorporated
          herein by reference).

3b        Tandy Corporation Bylaws, restated as of
          August 4, 1993 (filed as Exhibit 4B to
          Tandy's Form S-8 for the Tandy
          Corporation 1993 Incentive Stock Plan, Reg.
          No. 33-51603, filed on November 12, 1993,
          Accession No. 0000096289-93-000017 and
          incorporated herein by reference).

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

10a*      Salary Continuation Plan for Executive
          Employees of Tandy Corporation and
          Subsidiaries including amendment dated June
          14, 1984 with respect to participation by certain executive employees, as restated
          October 4, 1990 (filed as Exhibit 10a to
          Tandy's Form 10K filed on March 30, 1994,
          Accession No. 0000096289-94-000029 and
          incorporated herein by reference).

10b*      Form of Executive Pay Plan Letters
          (filed as Exhibit 10b to Tandy's Form 10K filed on March 30, 1995, Accession No.
          0000096289-95-000010 and incorporated herein by reference).

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

10j*      Tandy Corporation 1993 Incentive Stock
          Plan as restated May 18, 1995 (filed as
          Exhibit 10j to Tandy's Form 10-Q filed on
          August 14, 1995, Accession No. 0000096289-95-
          000016 and incorporated herein be
          reference).

10k*      Tandy Corporation Officers Life
          Insurance Plan as amended and restated
          effective August 22, 1990 (filed as Exhibit
          10k to Tandy's Form 10-K filed on March 30,
          1994, Accession No. 0000096289-94-000029 and
          incorporated herein by reference).

10l*      Restated Trust Agreement Tandy Employees
          Supplemental Stock Program through Amendment
          No. III dated March 29, 1993
          (filed as Exhibit 10H to Tandy's Form 10K/A-
          4 filed on September 3, 1993, Accession No.
          0000096289-93-000011 and incorporated herein by reference).

10m*      Forms of Termination Protection
          Agreements for (i) Corporate Executives,
          (ii) Division Executives, and (iii)
          Subsidiary Executives (filed as Exhibit 10m to Tandy's Form 10-Q filed on August 14,
          1995, Accession No. 0000096289-95000016 and
          incorporated herein be reference).

10n*      Tandy Corporation Termination Protection
          Plans for Executive Employees of Tandy
          Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans. (filed as
          Exhibit 10n to Tandy's Form 10-Q filed on
          August 14, 1995, Accession No. 0000096289-95-
          000016 and incorporated herein be
          reference).

10o*      Forms of Bonus Guarantee Letter
          Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries
          (i) Formula, (ii) Discretionary, and (iii)
          Pay Plan (filed as Exhibit 10o to Tandy's
          Form 10-K filed on March 30, 1994, Accession
          No. 0000096289-94-000029 and incorporated
          herein by reference).

10p*      Form of Indemnity Agreement with
          Directors, Corporate Officers and two
          Division Officers of Tandy Corporation
          (filed as Exhibit 10p to Tandy's Form 10K filed on March 30, 1994, Accession No.
          0000096289-94-000029 and incorporated herein by reference).

11        Statement of Computation of Earnings per
          Share                                           18

12        Statement of Computation of Ratio of
          Earnings to Fixed Charges                       19

27        Financial Data Schedule

_______________________

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                        TANDY CORPORATION                         EXHIBIT 11
                                         STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

<CAPTIONS>

                                                           Three Months Ended       Nine Months Ended
                                                              September 30,           September 30,
                                                          --------------------    --------------------
(In thousands, except per share amounts)                    1995        1994        1995        1994
----------------------------------------                  --------    --------    --------    --------
Primary Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

  Net income, as reported                                 $ 44,901    $ 46,191    $121,800    $122,401
  Less dividends on preferred stock:
    Series B                                                (1,633)     (1,707)      4,931      (5,120)
                                                          --------    --------    --------    --------
  Net income available to common
    shareholders for primary earnings per share           $ 43,268    $ 44,484    $116,869    $117,281
                                                          ========    ========    ========    ========

  Weighted average number of common shares outstanding      65,011      62,965      63,158      63,352
  Weighted average number of $2.14 depositary shares,
    representing Series C preferred stock, treated as
    common stock due to mandatory conversion (b)                 -      11,816       2,987      11,816
  Weighted average number of common shares issuable
    under stock option plans, net of assumed treasury
    stock repurchases at average market prices                 708         242         548         247
                                                          --------    --------    --------    --------
  Weighted average number of common and common
    equivalent shares outstanding                           65,719      75,023      66,693      75,415
                                                          ========    ========    ========    ========
Net income available per average
  common and common equivalent share                      $   0.66    $   0.59    $   1.75    $   1.56
                                                          ========    ========    ========    ========

Fully Diluted Earnings Per Share (a)

Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

  Net income available to common shareholders             $ 43,268    $ 44,484    $116,869    $117,281
Adjustments for assumed conversion of Series B preferred
  stock to common stock as of the beginning of the period:
  Plus dividends on Series B preferred stock                 1,633       1,707       4,931       5,120
  Less additional contribution that would have
    been required for the TESOP if Series B
    preferred stock had been converted                        (938)       (991)     (2,808)     (2,946)
                                                          --------    --------    --------    --------
Net income available per common and
  common equivalent share, as adjusted                    $ 43,963    $ 45,200    $118,992    $119,455
                                                          ========    ========    ========    ========

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

Weighted average number of shares outstanding               65,719      75,023      66,693      75,415
Adjusted to reflect assumed exercise of stock
  options as of the beginning of the period                    106         116         249          49
Adjustment to reflect assumed conversion of Series B
  preferred stock to common stock as of the beginning
  of the period                                              1,895       1,981       1,915       2,002
                                                          --------    --------    --------    --------
Weighted average number of common and common
  equivalent shares outstanding, as adjusted                67,720      77,120      68,857      77,466
                                                          ========    ========    ========    ========

Fully diluted net income available per average
  common and common equivalent share                      $   0.65    $   0.59    $   1.73    $   1.54
                                                          ========    ========    ========    ========


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

<CAPTIONS>

                                           Three Months Ended     Nine Months Ended
                                              September 30,           September 30,
                                          -------------------------------------------
(In thousands, except ratios)               1995        1994        1995       1994
-----------------------------             --------    --------    --------   --------
Ratio of Earnings to Fixed Charges:

Net income                                $ 44,901    $ 46,191    $121,800   $122,401
Plus provision for income taxes             28,108      28,127      76,248     75,334
                                          --------    --------    --------   --------
Income before income taxes                  73,009      74,318     198,048    197,735
                                          --------    --------    --------   --------

Fixed charges:
Interest expense and amortization of
  debt discount                              6,853       4,234      22,703     20,599
Amortization of issuance expense                 3          59         206        209
Appropriate portion (33 1/3%) of rentals    18,293      17,594      53,268     52,927
                                          --------    --------    --------   --------
  Total fixed charge                        25,149      21,887      76,177     73,735
                                          --------    --------    --------   --------

Earnings before income taxes and
  fixed charges                           $ 98,158    $ 96,205    $274,225   $271,470
                                          ========    ========    ========   ========

Ratio of earnings to fixed charges            3.90        4.40       3.60        3.68
                                          ========    ========    ========   ========


Ratio of Earnings to Fixed Charges and
  Preferred Dividends:

Total fixed charges, as above             $ 25,149    $ 21,887    $ 76,177    $ 73,735
Preferred dividends                          1,633       9,732       9,755      29,195
                                          --------    --------    --------    --------

Total fixed charges and preferred
  dividends                               $ 26,782    $ 31,619    $ 85,932    $102,930
                                          ========    ========    ========    ========


Earnings before income taxes, fixed
  charges and preferred dividends         $ 98,158    $ 96,205    $274,225    $271,470
                                          ========    ========    ========    ========

Ratio of earnings to fixed charges and
  preferred dividends                         3.67        3.04        3.19        2.64
                                          ========    ========    ========    ========
