Form 10-K
period 1995-12-31
TANDY CORP /DE/
filed 1996-03-28
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                              FORM 10-K

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1995

                                 OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR
         THE TRANSITION PERIOD

                    Commission file number 1-5571

                          TANDY CORPORATION
       (Exact name of registrant as specified in its charter)

                   DELAWARE                      75-1047710
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)     Identification No.)

         1800 One Tandy Center, Fort Worth, Texas  76102
         (Address of principal executive offices)(Zip Code)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ----

       As of March 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,359,073,020 based on the New York Stock Exchange closing price.

       As of March 19, 1996, there were 60,907,447 shares of the registrant's Common Stock outstanding.

                 Documents Incorporated by Reference

    Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

         The Index to Exhibits is on Sequential Page No. 57.
                          Total Pages 159.

                (This page intentionally left blank.)

                               PART I

    ITEM 1. BUSINESS.


    GENERAL
      Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the "Company"). The Company engages in the retail sale of consumer electronics including personal computers primarily in the United States. The Company's retail operations include the RadioShack(SM), McDuff Electronics(R), The Edge in Electronics(R), Computer City(R) and Incredible Universe(R) store chains. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of divisional sales data.

          RadioShack. RadioShack is the Company's largest operating division. At December 31, 1995, the RadioShack division operated 4,831 company-owned stores, including 73 stores in the Specialty Retail Group, located throughout the United States. These stores average approximately 2,450 square feet in area and are located in major malls, strip centers and individual store fronts, primarily in metropolitan markets. To provide RadioShack products to smaller communities, RadioShack had on the same date a network of 2,005 dealer/franchise stores. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products. This network included 69 international dealers at December 31, 1995.

          The company-owned RadioShack(SM) stores carry a broad assortment of primarily private label electronic parts and accessories, audio/video equipment, digital satellite systems, personal computers and cellular and conventional telephones, as well as specialized products such as scanners, electronic toys and hard to find batteries. Personal computers, which account for approximately 10.6% of the RadioShack division's sales, primarily target entry level users seeking computers for home, individual and small business use. RadioShack also provides access to third party services such as cellular phone, direct satellite programming, pager service and programming from other wireless communication providers. RadioShack plans to expand its company-owned store base to 5,000 locations by the year 2000. RadioShack is also focusing on Alternative Channels of Distribution ("ACD"), which are geared to enhance its "service oriented" approach. A few ACDs include RadioShack Gift Express(SM) and RadioShack Unlimited(SM).

          On December 30, 1994, the Company adopted a business restructuring plan to close or convert 233 stores which included VideoConcepts(R) stores, McDuff Electronics mall stores and a small number of McDuff Electronics and Appliance Supercenters. The stores were closed during the first quarter of 1995. Of the 233 stores, 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters were closed and 33 sites were converted to RadioShack or Computer City Express(SM) stores. On January 3, 1995, the Company announced that the Tandy Name Brand Retail Group would be dissolved and the 73 continuing stores would become part of the Tandy Specialty Retail Group. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 4 of the Notes to Consolidated Financial Statements for more information on the plan.

          The Company also closed 110 Tandy Name Brand stores in the first quarter of 1993. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 4 of the Notes to Consolidated Financial Statements for more information.

          Computer City. As of December 31, 1995, the Company and its subsidiaries had 99 Computer City stores open, including five in Europe and six in Canada. The Computer City chain operates primarily as a supercenter format featuring many name brand computers, software and related products, including IBM, Apple, Sony, Lotus, Borland, Microsoft, Packard Bell, Compaq, AST and Hewlett-Packard. The eighty-eight Computer City SuperCenters average about 22,700 square feet and carry approximately 5,000 products. At December 31, 1995, there were 11 Computer City Express stores which are approximately 12,300 square feet and serve smaller markets. The Company plans to open less than 20 additional stores in 1996, which may include three Computer City Express stores.

          Incredible Universe. At December 31, 1995, Tandy and its subsidiaries operated 17 Incredible Universe stores. These stores are approximately 184,000 square feet and offer a broad selection of consumer electronics and appliances. The Company plans to open at least three stores in 1996, including a store in Atlanta which will open in the first quarter.

      Supporting the retail operations is an extensive infrastructure that includes:

          A&A International, Inc. - This wholly-owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. A&A also provides services for outside customers, such as InterTAN Inc. ("InterTAN"). Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in the Far East. For more discussion on InterTAN see Note 22 of the Notes to Consolidated Financial Statements.

          Tandy Service Centers - The Company maintains a large service and support network in the consumer electronics retail industry. These centers repair name brand and private label products sold through all of the Company's retail distribution channels. These centers are also the primary support for The Repair Shop at RadioShack program. At December 31, 1995 there were 139 service centers in the U.S. and Canada; however, the Company plans to close twelve of these centers in the first quarter of 1996. The Tandy Service division stocks over one million parts.

          Regional Distribution Centers - The 14 distribution centers operated by the Company ship over 900,000 cartons each month to the Company's retail outlets. This group also supports the RadioShack Gift Express and RadioShack Unlimited services and Tandy's new cross-docking facility.

          Tandy Information Services ("TIS") - TIS collects information from the retail stores nationwide and updates large databases with sales and other information. These databases are sophisticated marketing tools benefiting every phase of the Company's operations. TIS also processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations. In addition, specialized information is tracked for the Company's distribution and corporate activities.

          Tandy Credit Corporation - This operation was a wholly owned subsidiary of the Company that helped to support sales of the Company's retail operations and provided the retail divisions with additional marketing flexibility through the utilization of credit promotions. In the past, this group maintained and managed Tandy's various private label credit cards.

          In December 1994, the Company sold the Computer City and Incredible Universe credit card portfolios to SPS Transaction Services, Inc. ("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co. Effective March 30, 1995, the Company also completed the sale of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to SPS. As part of the completed sales transaction, Tandy Credit Corporation was merged into Hurley Receivables Corporation, a wholly-owned subsidiary of SPS, and no longer exists. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of the Notes to Consolidated Financial Statements for more information.

          Tandy Transportation, Inc. - A large fleet of tractors and trailers transports merchandise from manufacturers or ports of entry to the Company's regional distribution centers and local distribution facilities and also delivers to the Company's retail outlets.

          Consumer Electronics Manufacturing - Although the Company sold most of its manufacturing operations in 1993 and 1994, the Company still operates nine manufacturing facilities in the United States and one overseas manufacturing operation in China, which is a joint venture. These 10 manufacturing facilities cover a total of 1,330,000 square feet and employed approximately 3,000 workers and professionals as of December 31, 1995. The Company manufactures a variety of products for use in its consumer electronics retailing operations. These products include audio, video, telephony, antennas, wire and cable products and a wide variety of hard to find parts for consumer electronic products. Most of the Company's manufacturing output is sold through the RadioShack store chain. The Taiwan manufacturing plant was closed in the first half of 1995 and its products are now being manufactured by the China operations.

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

    PATENTS AND TRADEMARKS
      Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, Computer City, Incredible Universe, McDuff Electronics, Famous Brand Electronics and Optimus are some of the registered marks most widely used by the Company. Tandy believes that the RadioShack, Computer City and Incredible Universe names and marks are well-recognized by consumers, and that these names and marks are associated with high-quality service providers. The Company's products are sold primarily under the RadioShack, Optimus and U.S. Logic trademarks which are registered in the U.S. and many foreign countries. The Company believes that the loss of the Radio Shack name or mark would be material to its business, but does not believe that the loss of any one trademark registration would be material.

      Tandy also owns various patents relating to retail and support functions and various products which Tandy has previously designed and continues to manufacture.

    SUPPLIERS
      The Company obtains merchandise from a large number of suppliers from various parts of the world. Alternative sources of supply exist for most merchandise and raw materials purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product or raw material to have a material impact on its operations. During 1995, the Company sold approximately $185,000,000 of IBM computer products which accounted for approximately 17% of total computer hardware product sales within the Company. The increase in sales of IBM computer hardware products is mainly due to a contract between IBM and the RadioShack division regarding sales of IBM Aptiva products. The exclusive IBM Aptiva agreement terminated on December 1, 1995. Management does not believe that the loss of this one supplier would have a material impact on its operations.

    BACKLOG ORDERS
      The Company has no material backlog of orders for the products it sells.

    COMPETITION
      The consumer electronics retail business is highly competitive. The Company competes in the sale of its products and services with department stores, mail order houses, discount stores, general merchants, home appliance stores and gift stores which sell comparable products manufactured by others. Competitors range in size from local drug and hardware stores to large chains and department stores. Computer store chains and franchise groups, as well as independent computer stores and several major retailers, compete with the Company in the retail personal computer marketplace. Consumer electronics and computer mail-order companies also compete with the Company. The products which compete with those sold by the Company are manufactured by numerous domestic and foreign manufacturers. Many of these products carry nationally recognized brand names or private labels and are sold in markets common to the Company. Some of the Company's competitors have financial resources equal to or greater than the Company's resources.

      Management believes that the many factors important to its competitive position are price, quality, service and the broad selection of electronic products and computers carried at conveniently located retail outlets. The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully with respect to each of the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

      The Company focuses on various types of store formats to address the marketplace. Each of the Company's retailing formats uses a distinct but complementary path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure.

            RadioShack. RadioShack stores offer the shopping convenience of approximately 6,800 dealer and company-owned stores, primarily private label high-quality products, unique selection, knowledgeable personnel and excellent customer service, including its "service-oriented" approach. RadioShack has formed strategic alliances with key vendors in computers, home security and wireless communications to augment the strong position that it has historically maintained in core product categories such as batteries, communications equipment, antennas and electronic components and accessories.

            The Specialty Retail Group of RadioShack is comprised of 94 retail outlets, including 73 units that have been integrated from the now closed Tandy Name Brand division. The Tandy Specialty Retail Group carries name brand consumer electronics and appliances through four distinctly different types of store formats.

            Computer City. Computer City stores offer approximately 5,000 different name brand items, great prices and world-class customer service on computers, computer software and accessories. While the SuperCenters average approximately 22,700 square feet, Computer City Express stores average 12,300 square feet, serve smaller markets and also supplement SuperCenters in larger markets.

            Incredible Universe. Incredible Universe gigastores provide the customer with a "universe" of choices with approximately 184,000 square feet of over 85,000 different stock-keeping units, including name brand consumer electronics and appliances.

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

    EMPLOYEES
      As of December 31, 1995, the Company had approximately 49,300 employees. The preceding number includes approximately 4,000 temporary retail employees which were hired for the Christmas selling season. Management of the Company considers the relationship between the Company and its employees to be good. It does not anticipate any work stoppage due to labor difficulties.


    ITEM 2. PROPERTIES.
      Information on the Company's properties is in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the referenced pages:

                                        Page
        Retail Outlets                   15
        Property, Plant and Equipment    43
        Leases                           45

      The Company leases rather than owns most of its retail facilities. However, the buildings of five Incredible Universe stores are owned rather than leased. The land and building of one Computer City store are owned by the Company. The RadioShack and Computer City stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other companies. The Company owns most of the property on which its executive offices are located in Fort Worth, Texas, as well as six distribution facilities and most of its manufacturing facilities and land located throughout the United States. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.

    ITEM 3. LEGAL PROCEEDINGS.
      The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that the initial public offering of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have recently entered into a Memorandum of Understanding which anticipates the settlement of this litigation in the near future. The complete resolution of the matter is dependent upon the satisfaction of several conditions including the parties entering a binding agreement and the Court approving the terms of such an agreement.
    There can be no assurance that such an agreement will be reached or that Court approval will be obtained. Under the terms of the Memorandum of Understanding, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, as is presently anticipated, the Company intends to resume its vigorous defense of this lawsuit.

      Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1995. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

    EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART
    III).
    The following is a list of the Company's executive officers during 1995 and their ages, positions and length of service with the Company as of March 28, 1996.

                           Position
                        (Date Elected                  Years with
    Name              to Current Position)        Age   Company
    ----              --------------------        ---   -------

    John V. Roach     Chairman of the Board        57      28
                      and Chief Executive Officer
                      (July 1982)

    Leonard H. Roberts  President of Tandy
                      Corporation                  47       2 (1)
                      (January 1996)
                      and President of RadioShack
                      (July 1993)

    Robert M. McClure Senior Vice President -      60      23 (2)
                      Tandy Retail Services
                      (January 1994)

    Herschel C. Winn  Senior Vice President and    64      27
                      Secretary (November 1979)

    Dwain H. Hughes   Senior Vice President and    48      16 (3)
                      Chief Financial Officer
                      (January 1995)

    Mark W. Barfield  Vice President - Tax         38       8 (4)
                      (May 1994)

    Lou Ann Blaylock  Vice President -             57      25 (5)
                      Corporate Relations
                      (January 1993)

    Loren K. Jensen   Vice President and Treasurer 35         (7)
                      (May 1995)

    Frederick W. Padden Vice President - Law       63       5 (6)
                      and Assistant Secretary
                      (January 1994)

    Ronald L. Parrish Vice President -             53       9
                      Corporate Development
                      (April 1987)

    Richard L. Ramsey Vice President and           50      29
                      Controller (January 1986)

    William C. Bousquette
                      Executive Vice President     59       4 (8)
                      (January 1994-January 22,
                      1995)


      There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Messrs. Bousquette, Roberts and Jensen.

    (1)Mr. Roberts was elected President of Tandy Corporation effective January 1, 1996. He has been President of the RadioShack division since July 7, 1993. Prior to joining Tandy he served as the Chairman and Chief Executive Officer of Shoney's, Inc. from 1990 to 1993.

    (2)Mr. McClure served as President of the Tandy Electronics division from August 1987 until January 1993 when he was elected as Chief Operating Officer and President of TE Electronics Inc. On January 1, 1994, Mr. McClure was named Senior Vice President - Tandy Retail Services.

    (3)Mr. Hughes was elected Senior Vice President and Chief Financial Officer of the Company effective January 1, 1995. Mr. Hughes served as Vice President and Treasurer of the Company from June 1991 until December 1994. From June 1989 until June 1991, Mr. Hughes was Assistant Treasurer of the Company.

    (4)Mr. Barfield served as Director of Federal and International Taxes from April 1991 through
       May 1994 when he was named Vice President - Tax.

    (5)Mrs. Blaylock was Director of Corporate Relations from
       January 1986 until she was named Vice President -
       Corporate Relations in January 1993.

    (6)Mr. Padden has been the Vice President - Law of the Company since January 1994 and has been Vice President and Secretary of TE Electronics Inc. since January 1993. From January 1991 to January 1993 he was the Deputy General Counsel - Intellectual Property for Tandy Corporation.

    (7)Mr. Jensen became Vice President and Treasurer on May 18,
       1995.  Prior to joining Tandy, he served as Senior Vice
       President of Texas Commerce Bank where he was employed for almost 10 years.

    (8)Mr. Bousquette served as Executive Vice President and Chief Financial Officer of the Company from November 1990 to January 1993 and from January 1994 to December 1994.
       He served as Executive Vice President only from January 1, 1995 to January 22, 1995 when he resigned as an employee of the Company. He served as Chief Executive Officer of TE Electronics Inc. from January 1993 to January 22, 1995. Prior to joining Tandy, he served as Executive Vice President and Chief Financial Officer of Emerson Electric Company from March 1984 until November 1990.

                               PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS.

    MARKET FOR COMMON STOCK
      The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low sale prices for the Company's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 1995.

                                                      Dividends
    Quarter Ended:          High     Low       Close   Declared
                            ----     ----      -----   --------

      December 31, 1995   $61 1/2   $36 1/2   $41 1/2    $.20
      September 30,1995    64 3/8    50 7/8    60 3/4     .18
      June 30, 1995        53        45 5/8    51 7/8     .18
      March 31, 1995       52 3/8    44        47 3/4     .18
      December 31, 1994    50 5/8    41        50 1/8     .18
      September 30,1994    43 7/8    33 3/8    43         .15
      June 30, 1994        38 5/8    30 3/4    34 1/2     .15
      March 31, 1994       49 7/8    35 1/4    36 1/4     .15

    HOLDERS OF RECORD
      At March 19, 1996 there were 28,220 holders of record of the Company's common stock.

    DIVIDENDS
      The Board of Directors periodically reviews the Company's dividend policy. On December 18, 1995, the Board of
    Directors approved an increase in the quarterly dividend to $0.20 per common share, which represents an 11% increase over the prior quarterly dividend rate of $0.18 per share.

    ITEM 6. SELECTED FINANCIAL DATA
    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
    TANDY CORPORATION AND SUBSIDIARIES

    <CAPTIONS>

    (Dollars and shares in                                                 Six Months Ended (1)
    thousands, except per                Year Ended December 31,               December 31,          Year Ended June 30,
                                  ------------------------------------   -----------------------   -----------------------
    share amounts)                   1995         1994         1993          1992         1991         1992         1991
    ----------------------------------------------------------------------------------------------------------------------
    Operations
    Net sales and
      operating revenues          $5,839,067   $4,943,679   $4,102,551   $2,161,149   $2,031,763   $3,649,284   $3,573,699
                                  ==========   ==========   ==========   ==========   ==========   ==========   ==========
    Income before income
      taxes, discontinued
      operations and cumulative
      effect of change in
      accounting principle        $  343,273   $  359,540   $  311,155   $  102,917   $  201,856   $  330,498   $  343,277
    Provision for income taxes       131,299      135,205      115,523       35,236       73,153      119,785      123,342
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Income from
      continuing operations          211,974      224,335      195,632      67,681       128,703      210,713      219,935
    Loss from
      discontinued operations             --           --     (111,797)    (63,875)       (8,060)     (26,866)     (13,872)
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Income before cumulative
      effect of change in
      accounting principle           211,974      224,335       83,835        3,806      120,643      183,847      206,063
    Cumulative effect of change
      in accounting principle (2)         --           --       13,014           --           --           --      (10,619)
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net income                    $  211,974   $  224,335   $   96,849   $    3,806   $  120,643   $  183,847   $  195,444
                                  ==========   ==========   ==========   ==========   ==========   ==========   ==========

    Net income available per
      average common and
      common equivalent share:
    Income from
      continuing operations       $     3.12   $     2.91   $     2.50   $     0.87   $     1.61   $     2.61   $     2.75
    Loss from
      discontinued operations             --           --        (1.48)       (0.85)       (0.10)       (0.34)       (0.17)
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Income before cumulative
      effect of change in
      accounting principle              3.12         2.91         1.02         0.02         1.51         2.27         2.58
    Cumulative effect of change
      in accounting principle             --           --         0.17           --           --           --        (0.14)
                                  ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Net income available per
      average common and
      common equivalent share     $     3.12   $     2.91   $     1.19   $     0.02   $     1.51   $     2.27   $     2.44
                                  ==========   ==========   ==========   ==========   ==========   ==========   ==========

    Average common and
      common equivalent
      shares outstanding              65,928       74,874       75,543       74,918       78,149       78,788       78,258
    Dividends declared per
      common share                $     0.74   $     0.63   $     0.60   $     0.30   $     0.30   $     0.60   $     0.60
    Ratio of earnings to
      fixed charges (3)                 4.22         4.56         3.89         2.83          N/A         3.95         3.55




    SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED) Continued
    TANDY CORPORATION AND SUBSIDIARIES

    <CAPTIONS>

                                                                           Six Months
    (Dollars and shares in                                                 Ended (1)
    thousands, except per                Year Ended December 31,          December 31,                Year Ended June 30,
                                  ------------------------------------   -------------             -----------------------
    share amounts)                    1995         1994          1993         1992                     1992         1991
    ----------------------------------------------------------------------------------------------------------------------
    Year End Financial Position
    Inventories                   $1,511,984   $1,504,324   $1,276,302   $1,472,365                $1,391,295   $1,301,854
    Total assets (4)              $2,722,063   $3,243,774   $3,219,099   $3,381,428                $3,165,164   $3,078,145
    Working capital               $1,088,336   $1,350,110   $1,128,343   $1,478,041                $1,556,435   $1,550,848
    Current ratio                  2.13 to 1    2.12 to 1    2.09 to 1    2.39 to 1                 2.99 to 1    3.18 to 1
    Capital structure:
    Current debt (6)              $  189,861   $  229,135   $  387,953   $  385,706                $  231,097   $  179,818
    Long-term debt(6)             $  140,813   $  153,318   $  186,638   $  322,778                $  357,525   $  427,867
    Total debt                    $  330,674   $  382,453   $  574,591   $  708,484                $  588,622   $  607,685
    Total debt, net of cash and
      short-term investments      $  187,176   $  176,820   $  361,356   $  595,858                $  482,168   $  421,392
    Stockholders' equity (4)      $1,601,335   $1,850,211   $1,950,750   $1,888,351                $1,930,740   $1,846,762
    Total capitalization          $1,932,009   $2,232,664   $2,525,341   $2,596,835                $2,519,362   $2,454,447
    Long-term debt as a % of
      total capitalization              7.3%         6.9%         7.4%        12.4%                     14.2%        17.4%
    Total debt as a % of total
      capitalization                   17.1%        17.1%        22.8%        27.3%                     23.4%        24.8%
    Stockholders' equity per
      common share (5)            $    25.44   $    26.02   $    25.46   $    24.95                $    25.57   $    23.48

    Financial Ratios
    Return on average
      stockholders' equity (3)         12.3%        11.8%        10.2%         3.5%                     11.2%        12.3%
    Percent of sales:
    Income before income taxes,
      discontinued operations and
      cumulative effect of change
      in accounting principle           5.9%         7.3%         7.6%         4.8%                      9.0%         9.6%
    Income from continuing
      operations                        3.6%         4.6%         4.8%         3.2%                      5.7%         6.2%

    (1) The Company changed its fiscal year end from June 30 to December 31 effective with the six-month transition period ended December 31, 1992.
    (2) See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the 1993 change in accounting principle.  The change in fiscal 1991 reflected the Company's change in accounting for extended service contracts to comply with
        FASB Technical Bulletin 90-1.
    (3) Computed using income from continuing operations.
    (4) Includes investment in discontinued operations.
    (5) December 31, 1994, 1993 and 1992 and June 30, 1992, computed giving effect to the Series C PERCS conversion into approximately 11,816,000 shares of  common stock.
    (6) Includes capital leases.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
    OPERATIONS AND FINANCIAL CONDITION.

      With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, interest rate fluctuations, product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment, real estate market fluctuations and other risks indicated in filings with the Securities and Exchange Commission.


    NET SALES AND OPERATING REVENUES

    <CAPTIONS>

                                               Year Ended
                                              December 31,
                                  ---------------------------------------
    (In thousands)                   1995         1994            1993
    --------------                ----------   ----------      ----------
    RadioShack                    $3,219,330   $3,022,846 (1)  $2,863,842 (1)
    Incredible Universe              741,966      381,682         136,119
    Computer City                  1,763,883    1,184,152         626,222
                                  ----------   ----------      ----------
                                   5,725,179    4,588,680       3,626,183

    Tandy Name Brand (closed)         28,041      271,504         335,389
    Other Sales                       85,847      83,495          140,979
                                  ----------   ----------      ----------
                                  $5,839,067   $4,943,679      $4,102,551
                                  ==========   ==========      ==========

    (1)  Reclassified to include the remaining 73 Tandy Name Brand retail units.


      For the year ended December 31, 1995, Tandy Corporation's ("Tandy" or the "Company") sales increased 18% to $5,839,067,000 from $4,943,679,000 for the year ended
    December 31, 1994. The increase in sales was primarily attributable to the addition of 160 RadioShack(SM) stores (net of closures), eight Incredible Universe(R) stores and 30 Computer City(R) stores during 1995. Due to the closure of 233 Tandy Name Brand Retail Group ("Tandy Name Brand") stores during the first quarter of 1995, sales for that division decreased from $271,504,000 to $28,041,000. This division is now closed and sales of the remaining Tandy Name Brand stores are included in the RadioShack total for each period presented in the table above.

      For the year ended December 31, 1995, the Company showed approximately 5% same store sales growth, with all divisions showing same store sales increases during the year. The RadioShack division achieved 6% same store sales growth, while Incredible Universe and Computer City each had same store sales increases of 2%.

      Same store sales increases (decreases) for the quarter ended December 31, 1995 for RadioShack, Computer City and Incredible Universe were 5%, (6%) and less than 1%, respectively. RadioShack's increased sales for the year and the quarter reflected the increasing demand for cellular phones. Cellular phone commissions increased in 1995 by approximately $150,000,000 as compared to 1994. In addition, sales of its core products also increased, reflecting the results of new advertising campaigns. Same store sales at Computer City for the fourth quarter declined primarily because of lower than anticipated demand for personal computers at its stores. Computer City and Incredible Universe are reevaluating their advertising plans, customer service and other marketing strategies in an effort to increase same store sales in 1996. For example, new programs being instituted at Computer City include a commissioned sales program, a 110% price guarantee, increased emphasis on being adequately stocked in advertised and fast-moving merchandise, strengthened infrastructure and support for corporate sales and the development and training of store personnel. At Incredible Universe a number of volume and traffic building programs have been introduced for 1996. These include new advertising programs that better represent the broad scope of Incredible Universe and increase focus on our differentiating strengths such as demonstrations, vendor seminars, clinics and community events. Also, increased utilization of space is being planned to increase sales per square foot.

      RadioShack sales in 1995 of consumer electronics and cellular commissions, as a percentage of overall sales, rose modestly while the percentage of overall sales attributable to personal computers and electronic parts, accessories and specialty equipment decreased. The decrease in RadioShack's computer business reflected the impact of sharply lower pricing in response to competitive pressures in the marketplace. The changing dynamics of the personal computer business had a significant impact on RadioShack's sales performance during 1993, and to a lesser extent in 1994 and 1995. A combination of shifts in retail distribution to computer superstores, large consumer electronics store formats and telemarketing combined with rapidly declining prices has taken the computer category from approximately 14.2% of RadioShack's sales and a gross profit of approximately 15.2% for the year ended December 31, 1993 to approximately 10.6% of sales and a gross profit of approximately 11.8% for the year ended December 31, 1995. It is anticipated that personal computer sales should be between 10% and 12% of RadioShack's business in 1996. The table below shows the breakdown by major category of RadioShack sales.


    RADIOSHACK SALES TO CUSTOMERS
                                          Percent of Total Sales
                                                Year Ended
                                               December 31,
                                       --------------------------
                                         1995      1994     1993
                                       ------    ------    ------
    Consumer electronics                46.1%     45.4%     44.6%
    Electronic parts, accessories
      and specialty equipment           32.9      36.0      36.1
    Personal computers, peripherals,
      software and accessories          10.6      12.0      14.2
    Repair services, cellular
      commissions and other             10.4       6.6       5.1
                                       ------    ------    ------
                                       100.0%    100.0%    100.0%
                                       ======    ======    ======


      During 1994, Tandy and InterTAN Inc. ("InterTAN") entered into a new import/export agreement under which Tandy's A&A International ("A&A") operations would act as InterTAN's agent in importing consumer electronics from the Far East. Commencing in March 1994, only the purchasing agent commission and sales made by Tandy manufacturing plants to InterTAN were recorded as sales. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement; however, commission income is reported as operating revenue. Accordingly, reported sales by Tandy to InterTAN in 1995 and 1994, reflected in Other Sales, were considerably lower than in 1993; however, the earned income relating thereto was not materially different. See the discussion in the "InterTAN Update" found below.

      Tandy's sales increased 21% to $4,943,679,000 in 1994 from $4,102,551,000 in 1993. The increase in sales was primarily attributable to the addition of six Incredible Universe and 29 Computer City stores during 1994. A net increase of 45 RadioShack stores also contributed to the sales increase. Partially offsetting these upward trends in sales was an overall decline in sales for Tandy Name Brand. This decline can be partially attributed to the fact that 110 McDuff(R) and VideoConcepts(R) stores were closed during February 1993. See "Provision for Business Restructuring" below for further discussion of Tandy Name Brand.

      During 1994, Tandy posted a 5% same store sales increase. RadioShack and Computer City achieved same store sales increases of 5% while the Tandy Name Brand group was up only slightly. Incredible Universe, with three old stores, experienced a 20% comparable stores sales gain during calendar 1994. Same store sales increases reflected growing demand for consumer electronics and a strong economy.


    RETAIL OUTLETS

                           Average
                            Store
                            Size    Dec. 31,    Dec. 31, Dec. 31,
                         (Sq. Ft.)    1995        1994    1993
    -------------------------------------------------------------
    RadioShack Division
      Company Owned        2,450      4,831 (1)   4,598   4,553
      Dealer/Franchise      N.A.      2,005       2,005   2,002
                                      -----       -----   -----
                                      6,836       6,603   6,555

    Computer City         21,550         99          69      40
    Incredible Universe  184,000         17           9       3

    Tandy Name Brand
      Retail Group (2)
      McDuff Supercenters                --          71      75
      McDuff/VideoConcepts
        Mall Stores                      --         219     231
      The Edge in Electronics            --          16      16
                                      -----       -----   -----
                                      6,952       6,987   6,920
                                      =====       =====   =====

    (1)  As of January 1, 1995, the Specialty Retail Group of the
    RadioShack division included 73 Tandy Name Brand units.

    (2) In the first quarter of 1995, 151 VideoConcepts, 30 McDuff mall stores and 19 McDuff Supercenters were closed. In addition, 33 other mall stores or Supercenters were converted into RadioShack or Computer City Express(SM) stores. See "Provision for Business Restructuring".

    GROSS PROFIT
      Gross profit as a percentage of sales declined from 39.0% in 1994 to 35.5% in 1995. This decrease reflects the continued expansion of Tandy's lower gross margin retail formats. During calendar year 1995, Computer City and Incredible Universe represented 42.9% of total sales and operating revenues compared to 31.7% of the 1994 total. Management anticipates that Tandy's consolidated gross profit percentage will continue to decline as the effects of the Computer City and Incredible Universe expansions are increasingly reflected in the revenue and gross profit mix.

      During 1995 RadioShack's gross margin decreased when compared to 1994 due to the rapid growth of cellular phone and digital satellite system sales. It is anticipated that RadioShack's gross margin as a percentage of sales in 1996 could be equal to or slightly exceed the comparable 1995 figure due to emphasis on higher margin categories. Computer City's gross margin remained relatively flat in 1995 when compared to 1994. Competitive forces have continued to play a major factor in keeping margins flat in 1995. Margins are not expected to vary much in 1996 as these competitive forces in the marketplace remain in place and may even increase in some quarters. Incredible Universe's gross margins decreased slightly in 1995 compared to 1994 reflecting the fact that personal computers and related equipment, which inherently have lower margins, contributed a larger portion to the overall sales mix in 1995 versus 1994. This trend is expected to continue in 1996.

      Gross profit as a percentage of sales declined in 1994 to 39.0% from the 1993 level of 41.9%. Expansion of the Computer City and Incredible Universe store formats impacted gross margin during these years. During 1994, Computer City and Incredible Universe represented 31.7% of total sales and operating revenues compared to 18.6% of the 1993 total. Offsetting the mix of business shift within Tandy were the increasing gross margins at RadioShack in 1994, which continued to benefit from a lower percentage of sales related to low margin computer equipment and a higher percentage associated with the sale of higher gross margin categories including parts, accessories and consumer electronics.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses ("SG&A") as a percentage of sales and operating revenues for the year ended December 31, 1995 declined from the years ended December 31, 1994 and 1993. The accompanying table summarizes the breakdown of various components of SG&A and their related percentage of sales and operating revenues. The lower SG&A percentage reflects the lower costs, relative to net sales and operating revenues, of the Company's newer retail formats (Computer City and Incredible Universe), as well as the lower operating costs achieved through cost reduction programs.

      In comparison with the prior year, payroll and commissions expense for 1995 decreased as a percentage of total sales and operating revenues while the dollar amounts increased from year to year. The decrease as a percentage of sales is due to the increase in combined Computer City and Incredible Universe sales as a percentage of total sales and operating revenues from 31.7% in 1994 to 42.9% in 1995. These divisions have an inherently lower salary structure when compared to the total company.

      Advertising costs for 1995 have decreased slightly as a percentage of sales, while the dollar amounts have increased since 1994. The increase in advertising costs relates to the addition of 30 new Computer City and eight Incredible Universe stores during 1995 and, therefore, increased marketing efforts in these new markets. Additionally, RadioShack incurred minor advertising expense increases primarily relating to inflation.

      Rent expense in 1995 decreased as a percentage of sales in comparison with the prior year, while the dollar amounts remained relatively stable. This decrease as a percentage of sales directly relates to the closing of Tandy Name Brand stores and the increase in the number of Computer City and Incredible Universe stores, as they have lower rent expense as a percentage of sales than the Company as a whole. The relatively stable dollar amount is the result of the reduction in rent expenses related to the 233 closed Tandy Name Brand units offset by the rent of the additional RadioShack, Computer City and Incredible Universe stores.

      The expenses of the credit operations have significantly declined as a result of the sale of the private label credit card portfolios which was completed by March 31, 1995.

      The sale of the credit card portfolio balance has eliminated most of the risk of uncollectible accounts receivable, thereby significantly reducing the bad debt provision during 1995 as compared to prior years. In addition, servicing costs associated with the portfolio have also been eliminated with the sale. These factors were the primary contributors to the decrease in the expenses of the credit operations. Offsetting these reductions are decreased interest income (see discussion below) resulting from the credit card portfolio sale. Commencing in 1995, the Company receives fees from an unrelated third party financier of its private label credit card portfolio balance for the generation of normal interest bearing accounts, and pays a fee for the generation of special purpose promotional accounts, such as "zero percent interest for twelve months". These fees are classified in Credit card fees in the accompanying SG&A table and are the primary reason for the increase in this category in 1995 versus 1994. Credit card fees expense also includes fees associated with third party bank credit cards.

      Other SG&A expenses increased $22,728,000 in 1995 to $178,636,000, primarily relating to store growth.

      Although payroll and commissions expense for 1994 increased in dollars in comparison with 1993, this cost decreased as a percentage of sales and operating revenues. This was due to the increase in Computer City and Incredible Universe sales as a percentage of total sales and operating revenues from 18.6% in 1993 to 31.7% in 1994; these divisions have an inherently lower salary structure when compared to RadioShack. In addition, Computer City payroll expense as a percentage of Computer City sales decreased from 1993 to 1994, while that of the other retail divisions has remained approximately the same from year to year.

      Advertising costs decreased as a percentage of sales and operating revenues in the year ended December 31, 1994 as compared to the year ended December 31, 1993. Management focused its efforts on more efficient advertising methods for RadioShack, utilizing the Company's database of customer activity to reduce costs while maintaining market awareness. Advertising costs increased in dollars compared to the prior year as new Computer City and Incredible Universe stores opened and RadioShack shifted its marketing program to electronic media. The Company spent approximately 30% of its advertising funds for television and radio commercials, compared to 20% in previous years. RadioShack's advertising spots were shifted from sports-related events to prime-time shows in order to reach a broader audience.

      Rent expense increased slightly in dollars but decreased as a percentage of sales during the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in rent expense was due to a net increase of 45 RadioShack stores and the addition of 29 Computer City stores and six Incredible Universe stores. Incredible Universe and Computer City formats typically have lower rent, as a percentage of sales, than Tandy overall.

      The Company's credit operations were successful in supporting sales of the retail operations during 1994 and 1993. Private label credit cards represented 35% of credit sales for the year ended December 31, 1994 and 34% for the year ended December 31, 1993. Expenses associated with the credit card operations, which are included in SG&A expense, decreased as a percentage of sales during this period because of a decrease in credit losses which reflected a stronger economy. As discussed above, the Company sold its Computer City and Incredible Universe private label credit card portfolios in 1994 and in the first quarter of 1995 sold its RadioShack and McDuff private label credit card portfolios.

      Credit card fees in 1994 increased over that in 1993 primarily due to an increase in discount fees paid to third party bank cards because of both increased sales in the Computer City and Incredible Universe formats and an increase in credit card sales as a percentage of sales.

      Other SG&A expenses increased $45,774,000 from 1993 to 1994. RadioShack merchandise repair expenses increased $8,261,000 in 1994 primarily reflecting an increase in extended service plan sales. The change in other SG&A also reflects the $6,047,000 gain on the 1993 sale of the Company's interests in two cellular telephone manufacturing joint ventures, the $1,796,000 realized loss on the sale of the cellular joint ventures included in the 1993 foreign currency transactions and an increase in attorney fees of $4,671,000 in 1994.

    SUMMARY OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    <CAPTIONS>
                                                            Year Ended
                                                           December 31,
                               ------------------------------------------------------------------
                                        1995                   1994                   1993

                                               % of                   % of                  % of
                                             Sales &                Sales &               Sales &
    (In thousands)               Dollars    Revenues    Dollars    Revenues    Dollars   Revenues
    ---------------------------------------------------------------------------------------------
    Payroll and commissions    $  698,893     12.0%   $  627,307     12.7%   $  554,728     13.5%
    Advertising                   257,299      4.4       224,212      4.5       205,831      5.0
    Rent                          217,601      3.7       212,422      4.3       202,401      4.9
    Other taxes                    96,698      1.7        89,488      1.8        79,508      1.9
    Utilities and telephone        71,273      1.2        67,398      1.4        62,437      1.5
    Insurance                      48,341      0.8        51,090      1.0        45,373      1.1
    Stock purchase
      and savings plans            19,704      0.3        21,031      0.4        17,562      0.4
    Foreign currency
      transaction gains            (1,097)      --        (1,495)      --          (762)      --
    Credit operations               6,342      0.1        56,828      1.1        55,914      1.4
    Credit card fees               52,746      0.9        28,484      0.6        21,550      0.5
    Other                         178,636      3.1       155,908      3.2       110,134      2.8
                               ------------------------------------------------------------------
                               $1,646,436     28.2%   $1,532,673     31.0%   $1,354,676     33.0%
                               ==================================================================

    DEPRECIATION AND AMORTIZATION
      Depreciation and amortization expense as a percentage of sales and operating revenues decreased slightly in the year ended December 31, 1995 as compared with the years ended December 31, 1994 and 1993. The dollar amount of depreciation and amortization expense for the year ended December 31, 1995 increased 8.5% over the dollar amount for the year ended December 31, 1994 and 15.1% over the dollar amount in 1993. The increase was due to additional capital expenditures related to new stores added in the past two years. This increase was partially offset by the closure of the Tandy Name Brand stores previously discussed. In 1995 the Company added 160 RadioShack stores (net of closings), eight Incredible Universe stores and 30 Computer City stores. Six Incredible Universe stores, 29 Computer City stores and 45 RadioShack stores (net of closings) were added during 1994, thereby increasing depreciation and amortization from 1993 to 1994.

    NET INTEREST INCOME

                                            Year Ended
                                           December 31,
                                   -----------------------------
    (In thousands)                   1995      1994       1993
    --------------                 -------    -------    -------
    Interest income:
     Credit operations             $18,540    $46,868    $57,401
     InterTAN notes receivable,
       including accretion
       of discount                   8,248      8,280      3,085
     AST note receivable,
       including accretion
       of discount                   4,922      5,724      1,679
     IRS settlements                 6,183      9,582          4
     Other interest income           4,429      8,158      3,369
                                   -------    -------    -------
       Total interest income        42,322     78,612     65,538

    Interest expense               (33,706)   (30,047)   (39,707)
                                   -------    -------    -------
    Net interest income            $ 8,616    $48,565    $25,831
                                   =======    =======    =======


      Net interest income was $8,616,000 for the year ended December 31, 1995, $48,565,000 for the year ended
    December 31, 1994 and $25,831,000 for the year ended December 31, 1993. The decrease in interest income is directly attributable to the sale of the Company's private label credit card portfolios in the December quarter of 1994 and the March quarter of 1995.

      Interest income in 1994 and 1993 was primarily attributable to the Company's credit card operations. Increased short-term investments in 1994 resulted from proceeds received from the divestiture of discontinued manufacturing and marketing operations, as well as from cash provided by operating activities.

      Interest income from the credit card operations decreased in 1995 due to the sale of the Company's credit card portfolios. As a result of the sale of the Computer City and Incredible Universe credit card portfolios in 1994 and the RadioShack and McDuff credit card portfolios in 1995, the Company will no longer earn interest income from these portfolios. Interest income for 1995 includes the amount of interest received prior to the sale of the RadioShack and McDuff portfolios. The decrease in interest income from the credit card operations from 1993 to 1994 was a result of increased use of certain special sales promotions and marketing initiatives, some of which provided for no interest charges for specified initial periods. The decline in average credit card receivables in 1994 resulted from increased payments from credit customers reflecting the overall improvement in the economy and a desire by consumers to shift debt to lower interest rate instruments.

      Other interest income relates primarily to short-term investments of the Company. The AST Research, Inc. ("AST") note will mature in July 1996 and, therefore, interest income derived therefrom will be less in 1996 than in previous years. Interest income relating to the InterTAN notes will continue in 1996. The Company does not anticipate interest income relating to settlements with the IRS in 1996.

      The increase in interest expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to an increase in the use of short-term borrowing facilities. The use of these facilities was significantly higher during the year ended December 31, 1995 as the Company retired long-term debt, funded store expansion and funded the share repurchase program. Even though short-term debt outstanding at the end of the year decreased 17.1%, the weighted average of seasonal bank loans outstanding during the year increased from $16,358,000 in 1994 to $106,963,000 in 1995, and the weighted average interest rate rose from 5.2% in 1994 to 6.2% in 1995. Assuming interest rates do not change significantly, it is anticipated that the weighted average of short-term debt used during 1996 will increase as compared to that used in 1995 due to a greater need for funds for the share repurchase and store expansion programs. Although a portion of the funds will be met with cash flows from operations, proceeds from the AST note due in July 1996 and continuing principal payments from the InterTAN notes receivable, the Company still anticipates that a portion will be met through increased debt borrowings. As a result , the Company expects to incur net interest expense in 1996. Long-term debt decreased 8.2% from December 31, 1994 due to the repayment of debt such as medium-term notes and senior notes. During 1995, a significant portion of the cash proceeds received from the sale of the credit operations was applied to the funding of store expansion and repurchase of the final 7,500,000 shares under the completed 12,500,000 share repurchase program.

    PROVISION FOR BUSINESS RESTRUCTURING
      In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. At March 31, 1995 all 233 stores had been closed or converted. The remaining stores have become part of the Tandy Specialty Retail Group of RadioShack. A pre-tax charge of $89,071,000 was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in a table in Note 4 of the Notes to Consolidated Financial Statements.

      Sales and operating revenues and operating losses associated with the closed Tandy Name Brand stores in 1995 approximated $28,041,000 and $3,064,000 respectively. Sales and operating revenues associated with the closed Tandy Name Brand stores approximated $261,990,000 and $271,914,000 for 1994 and 1993, respectively, and operating losses approximated $18,125,000 and $15,342,000 for 1994 and 1993, respectively. In conjunction with this restructuring, 1,425 employees were terminated, most of whom were store employees.

    GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE
    CONTRACTS
      In December 1994, the Company entered into an agreement with SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, Tandy received cash of $85,764,000 and received a deferred payment of $179,777,000. The Company recognized a gain of $35,708,000 in the accompanying 1994 Consolidated Statements of Income. The deferred payment amount did not bear interest. The total principal amount of $179,777,000 was paid in full during 1995. The Company discounted the deferred payment by $3,477,000 to yield interest income of approximately 5% over the twelve month payout period.

      On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342,822,000 in cash and a deferred payment amount of $49,444,000. The deferred payment does not bear interest and principal is paid monthly with final payment due February 29, 1996. The remaining discounted deferred payment balance of $2,098,000 is classified as a current receivable in the accompanying Consolidated Balance Sheet at December 31, 1995.

      Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7,734,000, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75,059,000. As a result, the Company recognized a gain of $55,729,000 associated with this transaction in its accompanying 1994 Consolidated Statements of Income. The Company continues to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party pays the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

    PROVISION FOR INCOME TAXES
      The effective tax rate was 38.25% for the year ended December 31, 1995, 37.6% for the year ended December 31,1994 and 37.1% for the year ended December 31, 1993. The increase in the effective tax rates for these years reflects shifts of income into states with higher income tax rates such as California, New York and Ohio.

      The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter, which raises questions about the private letter rulings issued by the IRS regarding the spin-off of InterTAN and certain other tax matters, could result in additional taxes and interest to the Company. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation was instituted. Any ultimate tax assessment would also include interest expense. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

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

          Computer Manufacturing. The Company closed the sale of the computer manufacturing and marketing businesses to AST on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $96,720,000 was payable by a promissory note. The Company has discounted this note by $2,000,000 and the discount continues to be recognized as interest income using the effective interest rate method over the life of the note.

          During the quarter ended September 30, 1995, the Company received $6,720,000 from AST as a prepayment on its promissory note. The original promissory note was supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. This letter of credit has been replaced by a $75,000,000 Letter of Guarantee dated August 22, 1995, from Samsung Electronics Co., Ltd., a Korean corporation, or, alternatively, Samsung Electronics America, Inc., a New York corporation. As of December 31, 1995, Samsung owned approximately 40% of AST's outstanding stock. Samsung's current credit ratings by S&P and Moody's are A- and Baa1, respectively.

          As a result of the prepayment, the note has been amended and the principal amount reduced to $90,000,000. The terms of the original promissory note stipulated that the outstanding principal balance could be paid on July 11, 1996 at AST's option in cash or the common stock of AST, provided that not more than 50% of the original principal amount of the note could be paid in common stock of AST. The amended promissory note provides that AST may repay the note in AST common stock, provided that not more than the lesser of (a) $30,000,000, or (b) 33% of the outstanding principal amount of the note at the time of payment may be payable by AST in common stock of AST. The interest rate on the promissory note is currently 5% per annum and is adjusted annually, not to exceed 5% per annum. Interest is accrued and paid annually.

          Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny"), to sell certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. Proceeds from this sale aggregated $69,602,000.

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

          Tandy has recognized income of approximately
        $1,335,000 and $4,399,000, net of tax, during the
        years ended December 31, 1995 and 1994, respectively, pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") between Tandy and O'Sullivan. Under the Agreement Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year time period and are contingent upon O'Sullivan's taxable income each year. The Company is recognizing these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Agreement.
        The additional gain is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

          Lika. On October 11, 1994, Tandy sold the assets used in its Lika(R) printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale and liquidation of assets approximated $16,380,000 which included $7,754,000 in cash, proceeds from liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000. At December 31, 1995, $1,400,000 remained as a receivable from Viktron.

    CASH FLOW AND LIQUIDITY
                                        Year Ended
                                       December 31,
                            -----------------------------------
    (In thousands)            1995         1994         1993
    --------------          ---------    ---------    ---------
    Operating activities    $ 672,994    $ 268,938    $ 322,294
    Investing activities     (180,347)     236,620     (57,464)
    Financing activities     (554,782)    (513,160)    (164,221)



      Tandy's cash flow and liquidity, in management's opinion, remains strong. During the year ended December 31, 1995, cash provided by operations was $672,994,000 as compared to $268,938,000 for the year ended December 31, 1994.

      The increased cash flow from operations was due mainly to the cash received from the sale of the credit card portfolios, which approximated $342,822,000, collection of the deferred payment amount from SPS of $179,777,000 and liquidation of remaining unsold private label credit card balances. Inventory required less cash in 1995 than in 1994 due to liquidation of Tandy Name Brand inventory related to closing stores and a net reduction in Computer City inventory which was partially offset by increases in inventory to support Incredible Universe and RadioShack store expansion, while accounts payable and accrued expenses and income taxes required $376,349,000 more cash in 1995 than in 1994.

      During the year ended December 31, 1994, cash provided by operations decreased from $322,294,000 in 1993 to $268,938,000. The decreased cash flow from operations was due partially to the financing of receivables and inventories related to the expansion of Computer City and Incredible Universe store chains. The increase of $261,071,000 in cash used to fund accounts receivable was due primarily to the increase in Tandy Credit receivables related to increased retail sales by Computer City and Incredible Universe and the use of certain special sales promotions and marketing initiatives, some of which provided for no interest charges for specified initial periods. Inventory required $156,129,000 more cash in 1994 than in 1993, relating to new store openings and increases in average inventory to ensure in-stock positions throughout the Christmas selling season. Partially offsetting the cash used to finance receivables and inventory were the sale of the Computer City and Incredible Universe private label credit card portfolios which provided cash of $85,764,000 as well as increases in accounts payable, accrued expenses and income taxes which provided $184,017,000 more cash in 1994 than in 1993. The 1994 increase in accounts payable, accrued expenses and income taxes is net of the cash expended of approximately $70,702,000 associated with the transfer of the legal obligation and risk of loss for existing extended service contracts to an unrelated third party.

      Investing activities involved capital expenditures primarily for retail expansion totaling $226,511,000 for the year ended December 31, 1995, $180,559,000 for the year ended December 31, 1994, and $129,287,000 for the year ended December 31, 1993. Proceeds from the sale of property, plant and equipment in 1995 and 1994 resulted primarily from sale-leaseback transactions involving certain Incredible Universe stores which netted the Company $37,550,000 and $52,719,000, respectively, in cash. Prepayment of a portion of the note receivable from AST amounted to $6,720,000 in 1995. Proceeds received from the sale of divested operations totaled $359,004,000 and $111,988,000 during the years ended
    December 31, 1994 and 1993, respectively. See "Discontinued Operations". Investing activities in 1993 also included $31,663,000 for the purchase of InterTAN's bank debt and the extension and funding of a working capital line of credit. See "InterTAN Update" for further information. Future store expansions and refurbishments and other capital expenditures such as updated POS and information systems are expected to approximate $150,000,000 to $160,000,000 per year over the next two years and will be funded primarily from available cash and cash flow from operations. The Company's cash flow from investing activities will be impacted in 1996 by the maturity of the AST note and note payments from InterTAN. It is not anticipated that additional stores in 1996 will materially impact inventory levels.

      Purchases of treasury stock used cash of $502,239,000, $275,415,000 and $27,650,000 in 1995, 1994 and 1993,
    respectively. Increases in treasury stock purchases in 1995 and 1994 related primarily to the share repurchase program. See "Capital Structure and Financial Condition" for further discussion. Sales of treasury stock to the Company's Stock Purchase Program generated cash of $44,623,000, $41,579,000 and $42,067,000 in 1995, 1994 and 1993, respectively.
    Dividends paid, net of tax, in 1995, 1994 and 1993 amounted to $62,991,000, $74,512,000 and $74,873,000, respectively. As a result of the Company calling for the redemption of its $2.14 Depositary Shares of the Company's Series C Preferred Equity Redemption Convertible Stock ("PERCS") in March 1995, the Company eliminated its annual dividend payment to the PERCS shareholders of approximately $32,000,000. However, it paid upon conversion a cash dividend to the PERCS shareholders of approximately $0.321 for each depositary share, representing the accrued dividend from January 16, 1995 through the redemption date of March 10, 1995. The Company plans to fund common stock dividends with available cash and cash flow from operations.

      At December 31, 1995, 1994 and 1993, the Company decreased short-term borrowings by $1,778,000, $110,393,000 and $46,885,000, respectively. Even though short-term debt outstanding at the end of the year has decreased 17.1% from 1994, the weighted average of seasonal bank loans outstanding during the year increased from $16,358,000 in 1994 to $106,963,000 in 1995. Assuming interest rates do not change significantly, it is anticipated that the weighted average of short-term debt used during 1996 will increase as compared to that used in 1995 due to a greater need for funds for the share repurchase program and store expansion. Although a portion of the funds will be met with cash flow from operations, proceeds from the AST note due in July 1996 and continuing principal payments from the InterTAN notes receivable, the Company still anticipates that a portion will be met through increased debt borrowings. The reduction in short-term borrowings has been funded primarily by proceeds from the sale of divested operations and cash provided by operations. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper matures within 90 days as does the short-term seasonal bank debt.

      In January 1995, the $45,000,000 of 8.69% senior notes which were outstanding at December 31, 1994 were paid in full. These senior notes had been outstanding since February 7, 1990. In February 1995, the $6,000,000 of Tandy Credit's medium-term notes, which were outstanding at December 31, 1994 and were to mature in May and August of 1995, were paid in full.

      Following are the current credit ratings for Tandy, which are generally considered investment grade:

                                  Standard   Duff &
    Category            Moody's  and Poor's  Phelps
    --------            -------  ----------  ------
    Medium Term Notes    Baa2        A-        A-
    ESOP Senior Notes    Baa2        A-        N/A
    Commercial Paper     P-2         A-2       D-1-

    CAPITAL STRUCTURE AND FINANCIAL CONDITION
      The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1995 are detailed in Note 9 of the Notes to Consolidated Financial Statements.

      In the fiscal year ended June 30, 1992, the Company issued 150,000 PERCS shares and used the proceeds of this offering to purchase $430,000,000 of the Company's common stock for treasury. The PERCS are discussed further in Note 18 of the Notes to Consolidated Financial Statements. On January 23, 1995, Tandy announced that it had exercised its right to call the issued and outstanding PERCS for conversion on March 10, 1995 prior to the mandatory conversion date of April 15, 1995. For each depositary share redeemed, 0.787757 Tandy common shares were issued for an aggregate of approximately 11,816,000 shares.

      On December 18, 1995, the Company announced that its Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. This authorization to purchase additional shares follows the 12,500,000 share repurchase program which began in August 1994 and concluded in December 1995. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. As of December 31, 1995, the Company had not repurchased any shares under this new program.

      The Company's issue of 10% subordinated debentures due June
    30, 1994 was called by the Company on February 23, 1994 for redemption on April 1, 1994. The redemption was at 100% of face value or $32,431,000.

      The revolving credit backup facilities to Tandy's commercial paper program were renewed in May 1994. These facilities are to be used only if maturing commercial paper cannot be repaid due to an inability to sell new commercial paper. This agreement is composed of two facilities--one for $200,000,000 expiring May 1996 and another $200,000,000 facility expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused.

      In fiscal 1991, the Company filed a shelf registration for $500,000,000, of which $400,000,000 was designated for medium-term notes. During fiscal 1991, short-term debt was refinanced by the issuance of $155,500,000 in medium-term notes. Tandy's medium-term notes outstanding at December 31, 1995 totaled $67,104,000 compared to $73,044,000 and
    $125,479,000 at December 31, 1994 and 1993, respectively. Availability under the program at December 31, 1995 approximated $312,800,000. In February 1995, the $6,000,000 of Tandy Credit's medium-term notes, which were outstanding at December 31, 1994 and were to mature in May and August of 1995, were paid in full.

      The total debt-to-capitalization ratio was 17.1% at December 31, 1995 and 1994 and 22.8% at December 31, 1993. This debt-to-capitalization ratio could increase as Tandy continues to repurchase shares under the existing authorization and fund new store openings and other capital expenditures such as updating its POS and other information systems.

      The Company also has agreements with unaffiliated groups to lease certain stores and these groups are committed to make available up to $317,426,000 for development or acquisition of stores leased by the Company. At December 31, 1995, the Company had used $208,178,000 of that availability. Agreements with these groups mature over the next five years, and the Company is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 16 locations by these groups, the Company has guaranteed the residual value of the properties at approximately $160,671,000 at the end of the lease terms.

      Management believes that the Company's present borrowing capacity is greater than the established credit lines and long-term debt in place. Management also believes that the Company's cash flow from operations, cash and short-term investments and its available borrowing facilities are more than adequate to fund planned store expansion, to meet debt service and dividend requirements and to fund its share repurchase program.

    INFLATION
      Inflation has not significantly impacted the Company over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future unless global situations substantially affect the world economy.

    NEW ACCOUNTING STANDARDS
      In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt FAS 121 which requires that long-lived assets (i.e. property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Upon adoption in the first quarter of fiscal 1996, it is anticipated that the Company may record an initial pre-tax impairment loss of approximately $15,000,000 to $25,000,000 to conform with this statement since it requires grouping of assets at the lowest level of cash flows to determine impairment.

      In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995.
    Effective January 1, 1996, the Company will adopt FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied.
    The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

    SALE OF JOINT VENTURE INTEREST
      During the quarter ended September 30, 1993, the Company entered into definitive agreements with Nokia Corporation ("Nokia") to sell the Company's interests in two cellular telephone manufacturing joint ventures with Nokia. Pursuant to the terms of the definitive agreements, the Company received an aggregate of approximately $31,700,000 for its interests in these joint ventures. The Company also entered into a three-year Preferred Supplier Agreement pursuant to which it has agreed to purchase from Nokia substantially all of RadioShack's requirements for cellular telephones at prevailing competitive market prices at the time of the purchase. These operations were not part of the overall divestment plan adopted in June 1993 by the Company's Board of Directors; therefore, the gain on the sale and their results of operations were not included in discontinued operations.

    INTERTAN UPDATE
      Summarized in the tables below are the amounts recognized by the Company at December 31, 1995 and 1994, and for each of the three years ended December 31, 1995, in relation to its agreements with InterTAN. The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.

                               Balance at December 31,
                               -----------------------
    (In thousands)               1995          1994
    --------------             --------      --------
    Gross amount of notes      $ 44,903      $ 51,861
    Discount                     12,161        16,343
                               --------      --------
    Net amount of notes        $ 32,742      $ 35,518
                               ========      ========

    Current portion of notes   $ 14,639      $  4,260
    Non-current portion
      of notes                   18,103        31,258
    Other current receivables     6,707         4,447
                               --------      --------
                               $ 39,449      $ 39,965
                               ========      ========


                                    Year Ended December 31,
                               ----------------------------------
    (In thousands)               1995          1994        1993
    --------------             --------      --------    --------
    Sales and commission
      income                   $ 10,904      $ 19,764    $ 93,315
                               ========      ========    ========

    Interest income            $  4,066      $  4,426    $  3,085
    Accretion of discount         4,182         3,854          --
                               --------      --------    --------
                               $  8,248      $  8,280    $  3,085
                               ========      ========    ========

    Royalty income             $    758            --          --
                               ========      ========    ========

      InterTAN, the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the merchandise purchase terms of the original distribution agreement, InterTAN could purchase on payment terms products sold or secured by Tandy. A&A, a subsidiary of Tandy, was the exclusive purchasing agent for products originating in the Far East for InterTAN.

      On July 16, 1993, InterTAN had an account payable to Tandy of approximately $17,000,000, of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Since InterTAN defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. The agreements were extended on July 23, 1993.

      On July 30, 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1995, InterTAN's common stock price, as quoted in the Wall Street Journal, was $7.25 per
                            -------------------
    share. At February 29, 1996, InterTAN's common stock price was $5.00 per share.

      In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000 (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. All principal and interest on these two notes have been paid in full. Subject to certain conditions described below, all of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K.

      A new merchandise agreement was reached with InterTAN in October 1993, and amended in 1995, which requires a percentage of future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements provide a royalty payable to Tandy, which began in the September 1995 quarter. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $25,447,000 at December 31, 1995.

      InterTAN increased its bank revolving credit facility with its new banking syndicate to Canadian $60,000,000 (U.S. $43,975,000 equivalent at December 31, 1995) in 1994. In the event of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

      A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Effective March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, sales by Tandy to InterTAN in 1994 and 1995 were considerably lower than in prior years; however, the earned income relating thereto was not materially different.

      Through February 1996, InterTAN has met all of its payment obligations to Tandy. Published income before taxes for the six months ended December 31, 1995 approximated $13,151,000 compared to $15,329,000 for the six months ended December 31, 1994. The reduction in InterTAN's earnings per fully diluted share from $1.11 in the six months ended December 31, 1994 to $0.52 in the current six months is primarily attributable to a tax credit taken in fiscal 1995, and to a lesser extent, an economic downtrend in its primary market of Canada. Nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

      Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead it to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.



    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Index to Consolidated Financial Statements is found on page 30. The Company's Financial Statements and Notes to
    Consolidated Financial Statements follow the index.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

      PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

    ITEM 11.  EXECUTIVE COMPENSATION

      Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

      Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting.

      PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K.

      (a)   Documents filed as part of this report.
            1. Financial Statements

      The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 30. The index and statements are incorporated herein by reference.

            3. Exhibits required by Item 601 of Regulation S-K

      A list of the exhibits required by Item 601 of Regulation
    S-K and filed as part of this report is set forth in the Index to Exhibits on page 57, which immediately precedes such exhibits.

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

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed for the three months ended December 31, 1995.

      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TANDY CORPORATION


    March 28, 1996                      /s/    John V. Roach
                                        ------------------------
                                        John V. Roach
                                        Chairman of the Board and
                                          Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 28th day of March, 1996.


    Signature                  Title

    /s/    John V. Roach       Chairman of the Board, Director
    -------------------------  and Chief Executive Officer
    John V. Roach              (Chief Executive Officer)

    /s/    Dwain H. Hughes     Senior Vice President and Chief
    -------------------------  Financial Officer
    Dwain H. Hughes            (Principal Financial Officer)

    /s/    Richard L. Ramsey   Vice President and Controller
    -------------------------
    Richard L. Ramsey          (Principal Accounting Officer)


    /s/ James I. Cash, Jr.     Director
    -------------------------
    James I. Cash, Jr.

    /s/ Donna R. Ecton         Director
    -------------------------
    Donna R. Ecton

    /s/ Lewis F. Kornfeld, Jr. Director
    --------------------------
    Lewis F. Kornfeld, Jr.

    /s/ Jack L. Messman        Director
    --------------------------
    Jack L. Messman

    /s/ William G. Morton      Director
    --------------------------
    William G. Morton

    /s/ Thomas G. Plaskett     Director
    -------------------------
    Thomas G. Plaskett

    /s/ Alfred J. Stein        Director
    -------------------------
    Alfred J. Stein

    /s/ William E. Tucker      Director
    --------------------------
    William E. Tucker

    /s/ Jessee L. Upchurch     Director
    --------------------------
    Jesse L. Upchurch

    /s/ John A. Wilson         Director
    --------------------------
    John A. Wilson

                          TANDY CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Page

    Report of Independent Accountants ..............    31
    Consolidated Statements of Income for each
      of the three years ended December 31, 1995....    32
    Consolidated Balance Sheets at December 31,
      1995 and December 31, 1994....................    33
    Consolidated Statements of Cash Flows for each
      of the three years ended December 31, 1995....    34
    Consolidated Statements of Stockholders'
      Equity for the three years ended
      December 31, 1995 ............................    35-36
    Notes to Consolidated Financial Statements......    37-56

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

                  REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Stockholders of Tandy Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index on page 30 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



    /s/ Price Waterhouse LLP
    --------------------------------
    PRICE WATERHOUSE LLP


    Fort Worth, Texas
    February 20, 1996


    CONSOLIDATED STATEMENTS OF INCOME
    Tandy Corporation and Subsidiaries

    <CAPTIONS>

                                                                          Year Ended
                                                                         December 31,
                                               ----------------------------------------------------------------
                                                       1995                  1994                   1993
                                                             % of                  % of                  % of
    (In thousands, except per share amounts)     Dollars   Revenues    Dollars   Revenues    Dollars   Revenues
    -----------------------------------------------------------------------------------------------------------
    Net sales and operating revenues            $5,839,067   100.0%   $4,943,679   100.0%   $4,102,551   100.0%
    Cost of products sold                        3,764,884    64.5     3,017,615    61.0     2,382,607    58.1
                                                ----------            ----------            ----------
    Gross profit                                 2,074,183    35.5     1,926,064    39.0     1,719,944    41.9

    Expenses/(income):
      Selling, general and administrative        1,646,436    28.2     1,532,673    31.0     1,354,676    33.0
      Depreciation and amortization                 91,990     1.6        84,782     1.7        79,944     1.9
      Interest income                              (42,322)   (0.7)      (78,612)   (1.6)      (65,538)   (1.6)
      Interest expense                              33,706     0.6        30,047     0.6        39,707     1.0
      Provision for restructuring costs              1,100                89,071     1.8            --
      Gain from sale of credit accounts
        and extended service contracts                  --               (91,437)   (1.8)           --
                                                ----------            ----------            ----------
                                                 1,730,910    29.7     1,566,524    31.7     1,408,789    34.3
                                                ----------            ----------            ----------

    Income before income taxes, discontinued
      operations and cumulative effect
      of change in accounting principle            343,273     5.8       359,540     7.3       311,155     7.6
    Provision for income taxes                     131,299     2.2       135,205     2.7       115,523     2.8
                                                ----------            ----------            ----------
    Income from continuing operations              211,974     3.6       224,335     4.6       195,632     4.8
                                                ----------            ----------            ----------

    Loss from discontinued operations:
      Operating loss, net of tax                        --                   --                (57,619)   (1.4)
      Loss on disposal, net of tax                      --                   --                (54,178)   (1.3)
                                                ----------            ----------            ----------
                                                        --                    --              (111,797)   (2.7)
                                                ----------            ----------            ----------
    Income before cumulative effect
        of change in accounting principle          211,974     3.6       224,335     4.6        83,835     2.1
                                                ----------            ----------            ----------

    Cumulative effect of
      change in accounting principle                    --                    --                13,014     0.3
                                                ----------            ----------            ----------
    Net income                                     211,974     3.6       224,335     4.6        96,849     2.4

    Preferred dividends                              6,537     0.1         6,777     0.1         7,136     0.2
                                                ----------            ----------            ----------
    Net income available to common
      shareholders                              $  205,437     3.5%    $  217,558    4.5%   $   89,713     2.2%
                                                ==========            ==========            ==========

    Net income available per average common
      and common equivalent share:
    Income from continuing operations           $     3.12            $     2.91             $    2.50
    Loss from discontinued operations                   --                    --                 (1.48)
                                                ----------            ----------            ----------
    Income before cumulative effect
      of change in accounting principle               3.12                  2.91                  1.02
    Cumulative effect of change
      in accounting principle                           --                    --                  0.17
                                                ----------            ----------            ----------
    Net income available per average
      common and common equivalent share        $     3.12            $     2.91            $     1.19
                                                ==========            ==========            ==========

    Average common and common
        equivalent shares outstanding               65,928                74,874                75,543
                                                ==========            ==========            ==========

    Dividends declared per common share         $     0.74            $     0.63            $     0.60
                                                ==========            ==========            ==========

    The accompanying notes are an integral part of these financial statements.



    CONSOLIDATED BALANCE SHEETS
    Tandy Corporation and Subsidiaries

    <CAPTIONS>

                                                             December 31,
                                                     -----------------------------
    (In thousands)                                      1995              1994
    --------------                                   ----------        -----------
    Assets
    Current assets:
      Cash and short-term investments                $  143,498         $  205,633
      Accounts and notes receivable, less
        allowance for doubtful accounts                 320,588            769,101
      Inventories, at lower of cost or market         1,511,984          1,504,324
      Other current assets                               72,175             77,202
                                                     ----------         ----------
        Total current assets                          2,048,245          2,556,260

    Property, plant and equipment, at cost,
      less accumulated depreciation                     577,720            504,587

    Other assets, net of accumulated amortization        96,098            182,927
                                                     ----------         ----------
                                                     $2,722,063         $3,243,774
                                                     ==========         ==========

    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current
        maturities of long-term debt                 $  189,861         $  229,135
      Accounts payable                                  365,131            582,194
      Accrued expenses                                  321,939            376,795
      Income taxes payable                               82,978             18,026
                                                     ----------         ----------
        Total current liabilities                       959,909          1,206,150
                                                     ----------         ----------

    Long-term debt and capital leases,
      excluding current maturities                      140,813            153,318
    Other non-current liabilities                        20,006             34,095
                                                     ----------         ----------
        Total other liabilities                         160,819            187,413
                                                     ----------         ----------

    Stockholders' Equity
      Preferred stock, no par value,
        1,000,000 shares authorized
        Series A junior participating, 100,000
          shares authorized and none issued                  --                 --
        Series B convertible, 100,000
          shares authorized and issued                  100,000            100,000
        Series C PERCS, 150,000 shares
          authorized and issued                              --            429,982
      Common stock, $1 par value,
        250,000,000 shares authorized
        with 85,645,000 shares issued                    85,645             85,645
      Additional paid-in-capital                        102,819             93,357
      Retained earnings                               2,332,120          2,176,971
      Foreign currency translation effects               (1,094)            (1,799)
      Common stock in treasury, at cost,
         23,918,000 and 27,388,000 shares,
         respectively                                  (963,301)          (971,611)
      Unearned deferred compensation related
        to TESOP                                        (54,854)           (62,334)
                                                     ----------         ----------
        Total stockholders' equity                    1,601,335          1,850,211
      Commitments and contingent liabilities
                                                     ----------         ----------
                                                     $2,722,063         $3,243,774
                                                     ==========         ==========

    The accompanying notes are an integral part of these financial statements.



    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Tandy Corporation and Subsidiaries

    <CAPTIONS>

                                                                                 Year Ended
                                                                                December 31,
                                                                 ----------------------------------------
    (In thousands)                                                  1995           1994            1993
    -----------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
    Net income                                                   $ 211,974      $ 224,335       $  96,849

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Loss reserve on disposal of discontinued operations             --             --          54,178
        Provision for restructuring cost                             1,100         89,071              --
        Gain on sale of extended service contracts                      --        (55,729)             --
        Gain on sale of credit card portfolios                          --        (35,708)             --
        Cumulative effect of change in accounting principle             --             --         (13,014)

        Depreciation and amortization                               91,990         84,782          98,571
        Deferred income taxes and other items                       20,129         68,257          11,552
        Provision for credit losses and bad debts                   15,736         49,344          57,491

    Changes in operating assets and liabilities:
      Sale of credit card portfolios                               342,822         85,764              --
      Receivables                                                  167,358       (230,938)         30,133
      Inventories                                                  (23,342)      (220,094)        (63,965)
      Other current assets                                           3,218         (8,504)         16,158
      Accounts payable, accrued expenses and income taxes         (157,991)       218,358          34,341
                                                                 ---------      ---------       ---------
      Net cash provided by operating activities                    672,994        268,938         322,294
                                                                 ---------      ---------       ---------

    Investing activities:
      Additions to property, plant and equipment                  (226,511)      (180,559)       (129,287)
      Proceeds from sale of property, plant and equipment           42,002         56,437           3,011
      Proceeds from sale of divested operations                         --        359,004         111,988
      Purchase of InterTAN bank debt and
        restructuring of working capital loans                          --             --         (31,663)
      Prepayment of portion of AST note                              6,720             --              --
      Other investing activities                                    (2,558)         1,738         (11,513)
                                                                 ---------      ---------       ---------
      Net cash provided (used) by investing activities            (180,347)       236,620         (57,464)
                                                                 ---------      ---------       ---------

    Financing activities:
      Purchase of treasury stock                                  (502,239)      (275,415)        (27,650)
      Sale of treasury stock to employee
        stock purchase program                                      44,623         41,579          42,067
      Proceeds from exercise of stock options                       18,188          2,465           5,315
      Dividends paid, net of taxes                                 (62,991)       (74,512)        (74,873)
      Changes in short-term borrowings, net                         (1,778)      (110,393)        (46,885)
      Additions to long-term borrowings                             10,307         28,936              --
      Repayments of long-term borrowings                           (60,892)      (125,820)        (62,195)
                                                                 ---------      ---------       ---------
      Net cash used by financing activities                       (554,782)      (513,160)       (164,221)
                                                                 ---------      ---------       ---------
    Increase (decrease) in cash and short-term investments         (62,135)        (7,602)        100,609
    Cash and short-term investments, beginning of period           205,633        213,235         112,626
                                                                 ---------      ---------       ---------
    Cash and short-term investments, end of period               $ 143,498      $ 205,633       $ 213,235
                                                                 =========      =========       =========

    The accompanying notes are an integral part of these financial statements.



    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    Tandy Corporation and Subsidiaries

    <CAPTIONS>


                                                            Preferred     Common Stock
                                                                       -------------------
    (In thousands)                                            Stock     Shares    Dollars
    --------------------------------------------------------------------------------------
    Balance at December 31, 1992                            $ 529,982   85,645   $  85,645
    Purchase of treasury stock                                     --       --          --
    Foreign currency translation adjustments, net of taxes         --       --          --
    Sale of treasury stock to SPP                                  --       --          --
    Exercise of stock options                                      --       --          --
    Series B convertible stock dividends,
      net of taxes of $2,497,000                                   --       --          --
    TESOP deferred compensation earned                             --       --          --
    Series C PERCS dividends                                       --       --          --
    Repurchase of preferred stock                                  --       --          --
    Common stock dividends declared                                --       --          --
    Net income                                                     --       --          --
                                                            ------------------------------
    Balance at December 31, 1993                              529,982   85,645      85,645
    Purchase of treasury stock                                     --       --          --
    Foreign currency translation adjustments, net of taxes         --       --          --
    Sale of treasury stock to SPP                                  --       --          --
    Exercise of stock options                                      --       --          --
    Series B convertible stock dividends,
      net of taxes of $2,372,000                                   --       --          --
    TESOP deferred compensation earned                             --       --          --
    Series C PERCS dividends                                       --       --          --
    Repurchase of preferred stock                                  --       --          --
    Common stock dividends declared                                --       --          --
    Net income                                                     --       --          --
                                                            ------------------------------
    Balance at December 31, 1994                              529,982   85,645      85,645
    Purchase of treasury stock                                     --       --          --
    Foreign currency translation adjustments, net of taxes         --       --          --
    Sale of treasury stock to SPP                                  --       --          --
    Exercise of stock options                                      --       --          --
    Series B convertible stock dividends,
      net of taxes of $2,288,000                                   --       --          --
    TESOP deferred compensation earned                             --       --          --
    Series C PERCS dividends                                       --       --          --
    Repurchase of preferred stock                                  --       --          --
    Common stock dividends declared                                --       --          --
    Directors' stock compensation plan                             --       --          --
    Redemption of PERCS                                      (429,982)      --          --
    Net income                                                     --       --          --
                                                            ------------------------------
    Balance at December 31, 1995                            $ 100,000   85,645   $  85,645
                                                            ==============================

    The accompanying notes are an integral part of these financial statements.


                                                           Foreign
                                 Additional                Currency      Unearned
           Treasury Stock         Paid-In     Retained    Translation    Deferred
    --------------------------
        Shares       Dollars      Capital     Earnings      Effects    Compensation      Total
    --------------------------------------------------------------------------------------------
       (22,419)   $ (726,861)   $   86,414   $2,006,174   $  (11,056)   $  (81,947)   $1,888,351
          (763)      (24,749)           --           --           --            --       (24,749)
            --            --            --           --       12,059            --        12,059
         1,311        42,292          (225)          --           --            --        42,067
           182         5,882          (437)          --           --            --         5,445

            --            --             --      (4,638)          --            --        (4,638)
            --            --             --          --           --         9,605         9,605
            --            --             --     (32,100)          --            --       (32,100)
            --        (3,895)            --          --           --            --        (3,895)
            --            --             --     (38,244)          --            --       (38,244)
            --            --             --      96,849           --            --        96,849
    --------------------------------------------------------------------------------------------
       (21,689)     (707,331)        85,752   2,028,041        1,003       (72,342)    1,950,750
        (6,798)     (296,419)            --          --           --            --      (296,419)
            --            --             --          --       (2,802)           --        (2,802)
         1,023        33,958          7,621          --           --            --        41,579
            76         2,481            (16)         --           --            --         2,465

            --            --             --      (4,405)          --            --        (4,405)
            --            --             --          --           --        10,008        10,008
            --            --             --     (32,100)          --            --       (32,100)
            --        (4,300)            --          --           --            --        (4,300)
            --            --             --     (38,900)          --            --       (38,900)
            --            --             --     224,335           --            --       224,335
    --------------------------------------------------------------------------------------------
       (27,388)     (971,611)        93,357   2,176,971       (1,799)      (62,334)    1,850,211
        (9,737)     (473,059)            --          --           --            --      (473,059)
            --            --             --          --          705            --           705
           896        33,779         10,844          --           --            --        44,623
           493        18,064          1,950          --           --            --        20,014

            --            --             --      (4,249)          --            --        (4,249)
            --            --             --          --           --         7,480         7,480
            --            --             --      (4,824)          --            --        (4,824)
            --        (3,876)            --          --           --            --        (3,876)
            --            --             --     (47,752)          --            --       (47,752)
             2            56             32          --           --            --            88
        11,816       433,346         (3,364)         --           --            --            --
            --            --             --     211,974           --            --       211,974
    --------------------------------------------------------------------------------------------
       (23,918)   $ (963,301)    $  102,819  $2,332,120   $   (1,094)   $  (54,854)   $1,601,335
    ============================================================================================

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Tandy Corporation and Subsidiaries

    NOTE 1-DESCRIPTION OF BUSINESS
      Tandy Corporation ("Tandy" or the "Company") is engaged in consumer electronics retailing including the retail sale of personal computers. RadioShack(SM) is the largest of Tandy's retail store systems with company-owned stores and dealer/franchise outlets. RadioShack's sales are primarily related to private label consumer electronics and brand name personal computers. Tandy also operates the Computer City(R) and Incredible Universe(R) store chains. Computer City sales relate to personal computers, printers, peripheral equipment and software. Incredible Universe sales relate primarily to brand name appliances and consumer electronics including personal computers and related software.

      On December 30, 1994, the Company adopted a formal plan to close 233 Tandy Name Brand stores, and as a result of the closings, the Tandy Name Brand Retail Group ("Tandy Name Brand") was dissolved in 1995. The remaining 73 Tandy Name Brand stores have been transferred to the Tandy Specialty Retail Group of the RadioShack division. Additionally, Tandy continues to operate certain related retail support groups and consumer electronics manufacturing businesses.

    NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Tandy and its wholly owned subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity method. The fiscal periods of certain foreign operations end one month earlier than the Company's year end to facilitate their inclusion in the consolidated financial statements. The manufacturing and marketing operations included in the divestment plan have been accounted for as discontinued operations. See Note 21 for further information relating to discontinued operations. Significant intercompany transactions are eliminated in consolidation.

      FOREIGN CURRENCY TRANSLATION: In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average sales exchange rates for the year. Translation gains or losses related to net assets located outside the United States are shown as a separate component of stockholders' equity. Losses aggregating $19,803,000, net of tax, relating to discontinued operations were transferred from equity and charged to loss on disposal of discontinued operations during 1993. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. Such foreign currency transaction gains approximated $1,097,000, $1,495,000 and $762,000 for the years ended December 31, 1995, 1994 and 1993,respectively.

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

      EXTENDED SERVICE CONTRACTS: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 48 months. During 1995, the Company sold extended service contracts on behalf of an unrelated third party and, to a much lesser extent, sold its own extended service contracts. Contracts sold prior to January 1, 1995 were offered directly by the Company. The Company accounts for sales of its own contracts in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" which requires that revenues from sales of extended service contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue. Commission revenue for the unrelated third party extended service contracts is recognized at the time of sale.

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

      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        CREDIT OPERATIONS-As described in Note 3, the Company's Computer City and Incredible Universe private label credit card portfolios were sold in December 1994, and the Company's RadioShack and McDuff private label credit card portfolios were sold in the first half of 1995. Subsequent to the sale of the portfolios, consumer sales made pursuant to the private label credit card programs are being financed by an unrelated third party.

      Prior to the sale, the customer receivables of the credit operations were classified as current assets, including amounts which were contractually due after one year. This is consistent with retail industry practices.

      Finance charges, late charges and returned check fees arising from the Company's private label credit cards were recognized when earned as interest income. The Company's policy was to write off accounts when they became 180 days past due or whenever deemed uncollectible by management, whichever was sooner. Collection efforts continued subsequent to write-off.

      The Company was charged a fee by an outside accounts receivable processing service for establishing new accounts. These initial direct costs were capitalized and amortized on a straight-line basis over a period of 84 months, the estimated life over which the account would be used by a customer. These costs are shown in the accompanying 1994 Consolidated Balance Sheet as a part of the related accounts receivable. Amortization of these loan origination costs were included as a reduction of interest income in the accompanying 1994 and 1993 Consolidated Statements of Income. Costs to process accounts on an ongoing basis were expensed as incurred. These initial direct costs were sold along with the portfolios.

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

    _____________________________________________________________
    Buildings .......................                 10-40 years
    Buildings under capital lease....  over the life of the lease
    Equipment .......................                  2-15 years
    Leasehold improvements...........   primarily, the shorter of
                              the life of the improvements or the
            term of the related lease and certain renewal periods
    _____________________________________________________________


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

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities.

      HEDGING AND DERIVATIVE ACTIVITY: The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through December 31, 1995, the Company had entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At December 31, 1995, the Company would have had to pay approximately $7,000,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements; the amount is not recognized in the consolidated financial statements since the swaps are not held for trading purposes. At December 31, 1995, the weighted average interest rate of the floating rate obligations being hedged was 6.4%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

      The Company has not historically utilized derivatives to manage foreign currency risks and exposure except for an immaterial amount of foreign exchange forward contracts used to hedge a portion of its foreign purchases. As of December 31, 1995, the Company had no outstanding purchase orders for which a foreign exchange contract was used as a hedge. The few contracts that were used did not involve leverage and did not have other high risk characteristics. Moody's has assigned a counterparty rating to Tandy Corporation of Baa2. This rating is an opinion of the financial capacity of Tandy to honor its senior obligations under financial contracts. Financial contracts entered into by Tandy include the limited use of foreign currency forwards to hedge foreign exchange risk arising from the purchase of inventory.

      REVENUES:  Retail sales are recorded on the accrual basis.

      STORE PRE-OPENING COSTS: Direct incremental expenses associated with the openings of new Computer City and Incredible Universe stores, comprised primarily of payroll and payroll-related costs, are deferred and amortized over a twelve-month period from the date of the store opening. Deferred store pre-opening expenses for Computer City and Incredible Universe approximated $6,795,000, $4,538,000 and $1,845,000 at December 31, 1995, 1994 and 1993, respectively.

      NET INCOME PER AVERAGE COMMON AND COMMON EQUIVALENT SHARE:
    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends (before tax benefit) by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock, they were considered outstanding common stock and the dividends have not been deducted from net income for purposes of calculating net income per average common and common equivalent share.
    On January 23, 1995, the Company announced that the PERCS and the underlying depositary shares would be converted on March 10, 1995. For each depositary share redeemed, 0.787757 Tandy common shares were issued for an aggregate of approximately 11,816,000 shares. Current year weighted average share calculations include approximately 11,816,000 common shares relating to the PERCS. Per share amounts and the weighted average number of shares outstanding for the years ended December 31, 1994 and 1993 also reflected the PERCS conversion into approximately 11,816,000 common shares.

      Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

      Earnings available per common and common equivalent share for each period presented, assuming the PERCS converted to common stock under the "if converted" method and only if dilutive, would have been presented as in the table which follows.

                                           Year Ended
                                       December 31, 1993
                                       -----------------
    Primary EPS, as adjusted:
    Income from continuing operations       $  2.45
    Loss from discontinued operations         (1.75)
    Cumulative effect of
      change in accounting principle           0.20
                                            -------
    Net income available per average
      common and common equivalent share    $  0.90
                                            =======

      TREASURY STOCK REPURCHASE PROGRAM: On December 18, 1995, the Company announced that its Board of Directors authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. These purchases are in addition to the share repurchase program which began in August 1994 and concluded in December 1995, under which the Company repurchased 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. As of December 31, 1995, the Company had not repurchased any shares under this new program.

      ADVERTISING COSTS: All advertising costs of the Company are expensed the first time the advertising takes place. Advertising expense was $257,299,000, $224,212,000 and
    $205,831,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

      NEW ACCOUNTING STANDARDS: In March 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company will adopt FAS 121 which requires that long-lived assets (i.e. property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Upon adoption in the first quarter of fiscal 1996, it is anticipated that the Company may record an initial pre-tax impairment loss of approximately $15,000,000 to $25,000,000 (unaudited) to conform with this statement since it requires grouping of assets at the lowest level of cash flows to determine impairment.

      In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995.
    Effective January 1, 1996, the Company will adopt FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied.
    The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

      PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

      RECLASSIFICATION: Certain amounts in prior years have been reclassified to conform to classifications adopted in 1995.

    NOTE 3-GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE
    CONTRACTS
      In December 1994, the Company entered into an agreement with SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, Tandy received cash of $85,764,000 and received a deferred payment of $179,777,000. The Company recognized a gain of $35,708,000 in the accompanying 1994 Consolidated Statements of Income. The deferred payment amount did not bear interest. The total principal amount of $179,777,000 was paid in full during 1995. The Company discounted the deferred payment by $3,477,000 to yield interest income of approximately 5% over the twelve month payout period.

      On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342,822,000 in cash and a deferred payment amount of $49,444,000. The deferred payment does not bear interest, and principal is paid monthly with final payment due February 29, 1996. The remaining discounted deferred payment balance of $2,098,000 is classified as a current receivable in the accompanying Consolidated Balance Sheet at December 31, 1995.

      Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7,734,000, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75,059,000. As a result, the Company recognized a gain of $55,729,000 associated with this transaction in its accompanying 1994 Consolidated Statements of Income. The Company continues to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party pays the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

    NOTE 4-RESTRUCTURING CHARGES
      In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. At March 31, 1995, all 233 stores had been closed or converted. The remaining stores have become part of the Tandy Specialty Retail Group of the RadioShack division. A pre-tax charge of $89,071,000 was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

    <CAPTIONS>
                                               Charges                 Charges
                                    Original   Through     Balance      1/1/95-     Balance
    (In thousands)                  Reserve    12/31/94    12/31/94    12/31/95    12/31/95
    --------------                 --------    --------    --------    --------    --------
    Lease obligations              $ 46,682    $ (1,466)   $ 45,216    $(32,998)   $ 12,218
    Impairment of fixed assets       17,991          --      17,991     (17,991)         --
    Inventory impairment             16,600          --      16,600     (16,600)         --
    Goodwill impairment               4,222      (4,222)         --          --          --
    Termination benefits              1,218          --       1,218      (1,218)         --
    Other                             2,358          --       2,358      (2,358)         --
                                   --------    --------    --------    --------    --------
    Total                          $ 89,071    $ (5,688)   $ 83,383    $(71,165)   $ 12,218
                                   ========    ========    ========    ========    ========

    The lease obligation charges for 1995 were net of an additional reserve of $1,100,000. The remaining reserve at December 31, 1995 relates to estimated future payments to landlords to terminate store lease agreements for which the lease term has not yet expired, been subleased or terminated pursuant to a settlement agreement.

      Sales and operating revenues associated with the closed Tandy Name Brand stores approximated $28,041,000 (unaudited) and operating losses approximated $3,064,000 (unaudited) for the year ended December 31, 1995. Sales and operating revenues associated with the closed Tandy Name Brand stores approximated $261,990,000 (unaudited) and $271,914,000
    (unaudited) for 1994 and 1993, respectively, and operating losses approximated $18,125,000 (unaudited) and $15,342,000 (unaudited) for 1994 and 1993, respectively. In conjunction with this restructuring, 1,425 (unaudited) employees were terminated, most of whom were store employees and managers.

    NOTE 5-SHORT-TERM INVESTMENTS
      The weighted average interest rates were 4.8% and 5.2% at December 31, 1995 and 1994, respectively, for short-term investments totaling $20,797,000 and $80,373,000, respectively.

    NOTE 6-ACCOUNTS AND NOTES RECEIVABLE


    Accounts and Notes Receivable

    <CAPTIONS>

                                                                      December 31,
                                                                ------------------------
    (In thousands)                                                 1995          1994
    --------------                                              ----------     ---------
    Gross customer receivable balances of credit operations     $   21,278     $ 705,691
    Less securitized customer receivables                               --      (300,990)
                                                                ----------     ---------
    Customer receivable balances of credit operations               21,278       404,701
    Plus initial direct costs, net of amortization of
      $6,736,000 in 1994                                                --        10,649
                                                                ----------     ---------
    Net customer receivable balances of credit operations           21,278       415,350

    Deferred payment due on sale of credit operations, net
      of discount of $11,000 and $3,477,000, respectively            2,098       176,300
                                                                ----------     ---------
    Net receivables related to credit operations                    23,376       591,650

    Trade accounts receivable                                      167,097       134,161
    Receivable and current portion of notes due from InterTAN       21,346         8,707
    AST note, net of discount of $151,000                           89,849            --
    Other receivables                                               24,805        55,957
    Less allowance for doubtful accounts                            (5,885)      (21,374)
                                                                ----------     ---------
                                                                $  320,588     $ 769,101
                                                                ==========     =========


    Allowance for Doubtful Accounts

    <CAPTIONS>

                                                               Year Ended
                                                              December 31,
                                                  -----------------------------------
    (In thousands)                                   1995         1994         1993
    --------------                                ---------    ---------    ---------
    Balance at the beginning of the year          $  21,374    $  22,340    $  21,945
    Provision for credit losses and bad debt
      included in selling, general and
        administrative expense                       15,736       49,344       55,043
    Reserve allocated to securitized receivables         --        1,748       (1,203)
    Reserve on credit accounts sold                 (18,830)      (6,387)          --
    Uncollected receivables written off,
      net of recoveries                             (12,395)     (45,671)     (53,445)
                                                  ---------    ---------    ---------
    Balance at the end of the year                $   5,885    $  21,374    $  22,340
                                                  =========    =========    =========


      During 1991 the Company executed an asset securitization for its private label credit card portfolio for approximately $350,000,000 of which $300,990,000 was remaining at December 31, 1994. The Company no longer services, has an interest in or any obligation relating to these securitized receivables since they were included in the sale of the private label credit card portfolio to SPS (see Note 3).

      Interest income related to the Company's credit card operations totaled $18,540,000, $46,868,000 and $57,401,000 for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995 the Company recorded interest income earned, including accretion of discount, on notes receivable from AST Research, Inc. ("AST") and InterTAN, Inc. ("InterTAN") approximating $4,922,000 and $8,248,000, respectively. In 1995 and 1994 the Company recognized interest income from the IRS reflecting the settlement of outstanding tax issues of approximately $6,183,000 and $9,582,000, respectively. The Company also recorded in 1994 interest income earned, including accretion of discount, on notes receivable from AST and InterTAN approximating $5,724,000 and $8,280,000, respectively.

    NOTE 7-PROPERTY, PLANT AND EQUIPMENT

                                             December 31,
                                       ------------------------
    (In thousands)                        1995          1994
    --------------                     ----------    ----------
    Land                               $   18,909    $   22,670
    Buildings                             181,398       155,334
    Buildings under capital lease          29,876        23,873
    Furniture, fixtures and
      equipment                           475,744       430,006
    Leasehold improvements                361,033       345,812
                                       ----------    ----------
                                        1,066,960       977,695

    Less accumulated depreciation
      and amortization of capital
      leases                              489,240       473,108
                                       ----------    ----------
                                       $  577,720    $  504,587
                                       ==========    ==========

    NOTE 8-OTHER ASSETS
      Other assets include the excess purchase price over net tangible assets of businesses acquired of $13,615,000 at December 31, 1995 and $13,747,000 at December 31, 1994.
    These amounts are net of accumulated amortization of $4,183,000 and $5,035,000, respectively. The balance of other assets at December 31, 1995 also includes long-term receivables relating to InterTAN and Lika of $18,903,000, net of discount of $12,161,000. The balance at December 31, 1994 includes long-term receivables relating to InterTAN, AST and Lika of $128,926,000, net of discount of $16,796,000. See
    Notes 21 and 22 for a further description of the terms of the AST and InterTAN notes receivable.

    NOTE 9-INDEBTEDNESS AND BORROWING FACILITIES
      Borrowings payable within one year are summarized in the accompanying short-term debt table on page 44. The short-term debt caption includes primarily domestic seasonal borrowings. The current portion of long-term debt at December 31, 1995 includes $12,904,000 of medium-term notes and other loans. The current portion of long-term debt at December 31, 1994 includes $45,000,000 of senior notes and $6,208,000 of medium-term notes and other loans.

      Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table found on page 45. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper matures within 90 days, as does the short-term seasonal bank debt.

      A commercial paper program was established during fiscal 1991 for Tandy and was renewed in May 1994. The Company has $400,000,000 in committed facilities in place for the commercial paper program. These facilities are to be used only if maturing commercial paper cannot be repaid due to an inability to sell new paper. This agreement is composed of two facilities--one for $200,000,000 expiring in May 1996 and another facility for $200,000,000 expiring in May 1997. Annual commitment fees for the facilities are 2/25 of 1% per annum and 1/8 of 1% per annum, respectively, whether used or unused. The commercial paper facilities limit the amount of commercial paper that may be outstanding to a maximum of $400,000,000. At December 31, 1995, there were no amounts outstanding under the facilities.

      Tandy completed a $500,000,000 shelf registration in January 1991 of which $400,000,000 was designated for medium-term notes. At December 31, 1995, available borrowing capacity under Tandy's medium-term note programs aggregated $312,800,000. Medium-term notes outstanding at December 31, 1995 totaled $67,104,000 compared to $73,044,000 at December 31, 1994. The weighted average coupon rates of medium-term notes outstanding at December 31, 1995 and 1994 were 8.4% and 8.5%, respectively. The $6,000,000 of Tandy Credit's medium-term notes which were to mature in May and August of 1995 were paid in full in February 1995.

      The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Employees Stock Ownership Plan in Note 14.

      Long-term borrowings and capital lease obligations outstanding at December 31, 1995 mature as follows:

    (In thousands)
    ---------------------------------------------
    1996 .............................    $23,664
    1997 .............................     41,396
    1998 .............................     37,934
    1999 .............................     11,971
    2000 .............................     10,766
    2001 and thereafter ..............     38,746
    ---------------------------------------------

      The fair value of the Company's long-term debt of $135,716,000 (including current portion, but excluding capital leases) is approximately $143,794,000 at December 31, 1995.

    Short-Term Debt
    <CAPTIONS>

                                                                December 31,
                                                          --------------------------

    (In thousands)                                           1995           1994
    --------------                                        ----------     -----------
    Short-term bank debt                                   $   64,900    $   78,677
    Current portion of long-term debt                          12,904        51,208
    Commercial paper, less unamortized discount               101,297        88,775
                                                           ----------    ----------
                                                              179,101       218,660

    Current portion of capitalized lease obligations              363           675
    Current portion of guarantee of TESOP indebtedness         10,397         9,800
                                                           ----------    ----------
    Total short-term debt                                  $  189,861    $  229,135
                                                           ==========    ==========


    Long-Term Debt

    <CAPTIONS>

                                                                 December 31,
                                                          --------------------------
    (In thousands)                                           1995           1994
    --------------                                        ----------     -----------
    Notes payable with interest rates at December 31,
      1995 ranging from 5.10% to 6.63%                    $    9,519     $    54,726
    Medium-term notes payable, net of issuance cost,
      with interest rates at December 31, 1995
      ranging from 7.25% to  8.63%                            67,104          73,044
                                                          ----------     -----------
                                                              76,623         127,770
    Less portion due within one year included in
      current notes payable                                  (12,904)        (51,208)
                                                          ----------     -----------
                                                              63,719          76,562
                                                          ----------     -----------

    Capital lease obligations                                 28,761          23,238
    Less current portion                                        (363)           (675)
                                                          ----------     -----------
                                                              28,398          22,563
                                                          ----------     -----------

    Guarantee of TESOP indebtedness (See Note 14)             59,093          63,993
    Less current portion                                     (10,397)         (9,800)
                                                          ----------     -----------
                                                              48,696          54,193
                                                          ----------     -----------
    Total long-term debt                                  $  140,813     $   153,318
                                                          ==========     ===========



    Short-Term Borrowing Facilities

    <CAPTIONS>

                                                              Year ended December 31,
    ----------------------------------------------------------------------------------------
    (In thousands)                                        1995         1994         1993
    --------------                                     ----------  -----------   -----------
    Domestic seasonal bank credit lines and
      bank money market lines:
      Lines available at period end                    $  940,000   $1,025,000    $1,050,000
      Loans outstanding at period end                  $   64,900   $   77,300    $   90,000
      Weighted average interest rate at period end           6.0%         6.4%          3.6%
      Weighted average of loans outstanding
        during period                                  $  106,963   $   16,358    $  168,901
      Weighted average interest rate during period           6.2%         5.2%          3.6%

    Short-term foreign credit lines:
      Lines available at period end                    $  139,091   $  149,084    $  143,685
      Loans outstanding at period end                        None   $    1,377    $      612
      Weighted average interest rate at period end            N/A         7.4%          6.7%
      Weighted average of loans outstanding
        during period                                  $      256   $    3,563    $    1,956
      Weighted average interest rate during period           3.8%         5.5%          4.0%

    Letters of credit and banker's acceptance lines
      of credit:
      Lines available at period end                    $  417,500   $  475,000    $  526,000
      Acceptances outstanding at period end                  None         None          None
      Letters of credit open against outstanding
        purchase orders at period end                  $   79,900   $   91,645    $  124,701

    Commercial paper credit facilities:
      Commercial paper outstanding at period end       $  101,297   $   88,775    $  172,851
      Weighted average interest rate at period end           6.0%         6.2%          3.5%
      Weighted average of commercial paper
        outstanding during period                      $  198,068    $  37,878    $  174,494
      Weighted average interest rate during period           6.2%         4.8%          3.5%



    NOTE 10-LEASES AND COMMITMENTS
      Tandy leases rather than owns most of its facilities. The RadioShack stores comprise the largest portion of Tandy's leased facilities. The RadioShack and Computer City stores are located primarily in major shopping malls, shopping centers or freestanding facilities owned by other companies. Store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space. In 1995, under sale and leaseback agreements with an unrelated third party, the Company sold certain Incredible Universe stores for approximately $37,550,000 and leased the properties back under a lease agreement which matures on September 11, 2000. No gain was recorded on the transactions. In 1994, the Company sold certain Incredible Universe stores for approximately $52,719,000 and leased the properties back under a lease agreement which matures on September 11, 2000. The 1994 transactions produced a gain of approximately $1,664,000 which was deferred and is being amortized over the life of the lease periods. The Company does not have any continuing involvement under the sale-leaseback transactions.

      Future minimum rent commitments at December 31, 1995 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.


    (In thousands)         Operating Leases      Capital Leases
    -----------------------------------------------------------
    1996 ................     $178,373              $ 5,889
    1997 ................      170,865                5,927
    1998 ................      150,878                6,033
    1999 ................      128,262                6,260
    2000 ................      106,220                6,501
    2001 and thereafter        306,162               57,495
                                                    -------
    Total minimum lease payments                     88,105
    Less:  Amount representing interest             (59,344)
                                                    -------
    Present value of net minimum lease payments     $28,761
                                                    =======


    Rent Expense

    <CAPTIONS>

                                     Year ended December 31,
                              -------------------------------------
    (In thousands)               1995         1994          1993
    --------------            ---------     ---------     ---------
    Minimum rents             $ 216,587     $ 210,443     $ 200,183
    Contingent rents              2,896         2,947         2,644
    Sublease rent income         (1,882)         (968)         (426)
                              ---------     ---------     ---------
      Total rent expense      $ 217,601     $ 212,422     $ 202,401
                              =========     =========     =========



    Space Owned and Leased (Unaudited)

    <CAPTIONS>

                                              Approximate Square Footage
                                                   at December 31,
                                        1995                             1994
                           ----------------------------     ----------------------------
    (In thousands)         Owned      Leased      Total     Owned      Leased      Total
    ------------------------------------------------------------------------------------
    Retail
    RadioShack                 --     11,836     11,836         --     10,806     10,806
    Incredible Universe       503      1,221      1,724        300        609        909
    Computer City              26      2,089      2,115         --      1,567      1,567
    Tandy Name Brand           --         --         --         --      1,509      1,509
    Other                     269         --        269        269         --        269
                           ------     ------     ------     ------     ------     ------
                              798     15,146     15,944        569     14,491     15,060

    Manufacturing             536        209        745        641        212        853
    Warehouse and office    4,089      2,430      6,519      3,357      2,310      5,667
                           ------     ------     ------     ------     ------     ------
                            5,423     17,785     23,208      4,567     17,013     21,580
                           ======     ======     ======     ======     ======     ======


      The Company also has agreements with unaffiliated groups to lease certain stores and these groups are committed to make available up to $317,426,000 for development or acquisition of stores leased by the Company. At December 31, 1995, the Company had used $208,178,000 of that availability. Agreements with these groups mature over the next five years, and the Company is continuously monitoring financial markets to optimize renewal terms. In connection with the financing of 16 locations by these groups, the Company has guaranteed the residual value of the properties at approximately $160,671,000 at the end of the lease terms.

    NOTE 11-ACCRUED EXPENSES

                                               December 31,
                                         -----------------------
    (In thousands)                          1995         1994
    --------------                       ---------     ---------
    Payroll and bonuses                  $  69,726     $  68,974
    Sales and payroll taxes                 52,454        58,168
    Insurance                               59,089        52,394
    Deferred service contract income         9,101         7,734
    Rent                                    25,433        25,203
    Advertising                             52,733        38,301
    Interest expense                         4,861         5,914
    Restructuring reserve                   12,218        83,383
    Other                                   36,324        36,724
                                         ---------     ---------
                                         $ 321,939     $ 376,795
                                         =========     =========

    NOTE 12-INCOME TAXES
      The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.


    Income Tax Expense

    <CAPTIONS>

                                       Year ended December 31,
                                  ----------------------------------
    (In thousands)                   1995        1994          1993
    --------------                ---------    ---------    ---------
    Current
      Federal                     $ 105,119    $ 109,325    $ 109,543
      State                          11,407        8,949        8,543
      Foreign                         3,069        3,292        1,781
                                  ---------    ---------    ---------
                                    119,595      121,566      119,867
                                  ---------    ---------    ---------

    Deferred
      Federal                        11,704       12,127       (4,344)
      Foreign                            --        1,512           --
                                  ---------    ---------    ---------
                                     11,704       13,639       (4,344)
                                  ---------    ---------    ---------
                                  $ 131,299    $ 135,205    $ 115,523
                                  =========    =========    =========




    Statutory vs. Effective Tax Rate

    <CAPTIONS>

                                                      Year ended December 31,
                                                 -----------------------------------
    (In thousands)                                 1995         1994         1993
    --------------                                --------    ---------    ---------
    Components of pretax income from
      continuing operations:

    United States                                 $ 341,228    $ 357,325    $ 298,506
    Foreign                                           2,045        2,215       12,649
                                                  ---------    ---------    ---------
    Income before income taxes                      343,273      359,540      311,155
    Statutory tax rate                              x   35%      x   35%      x   35%
                                                  ---------    ---------    ---------

    Federal income tax at statutory rate            120,146      125,839      108,904
    State income taxes, less federal income
      tax benefit                                     7,415        5,817        5,553
    Other, net                                        3,738        3,549        1,066
                                                  ---------    ---------    ---------
    Total income tax expense                      $ 131,299    $ 135,205    $ 115,523
                                                  =========    =========    =========

    Effective tax rate                               38.25%       37.60%       37.13%
                                                  =========    =========    =========


      The effective tax rate increased in 1995 due primarily to an increase in the effective state tax rate resulting from a higher percentage of income being earned in states with higher tax rates.

      The IRS Dallas field office is reviewing the Company's 1987-1989 tax returns and has referred certain issues to the IRS National office. The resolution of this matter, which raises questions about the private letter rulings issued by the IRS regarding the spin-off of InterTAN and certain other tax matters, could result in additional taxes and interest to the Company. Although aggregate additional taxes involved in these transactions could potentially range from $0 to $27 million, based on the advice of the Company's independent tax advisors, the Company believes it would prevail if any tax litigation were instituted. Any ultimate tax assessment would also include interest expense. In any event, the Company believes the ultimate resolution would have no material impact on the Company's financial condition.

      Deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994 were comprised of the following:


                                                December 31,
                                            -------------------
    (In thousands)                            1995       1994
    --------------                          --------   --------
    Deferred Tax Assets

    Bad debt reserve                        $  2,429   $ 13,268
    Intercompany profit elimination            6,129      4,849
    Deferred service contract income           3,757      3,333
    Restructuring reserves                     5,176     24,680
    Insurance reserves                        13,715      8,484
    Depreciation                               1,993         --
    Foreign tax credits                        4,396      4,396
    Other                                         --      4,564
                                            --------   --------
                                              37,595     63,574
    Valuation allowance                       (4,396)    (4,396)
                                            --------   --------
      Total deferred tax assets               33,199     59,178
                                            --------   --------

    Deferred Tax Liabilities

    Inventory adjustments, net                 4,270      6,963
    Depreciation and amortization                 --      5,886
    Credit card origination costs                 --      4,410
    Deferred taxes on foreign operations       4,191      7,783
    Other                                      2,752         --
                                            --------   --------
      Total deferred tax liabilities          11,213     25,042
                                            --------   --------
    Net Deferred Tax Assets                 $ 21,986   $ 34,136
                                            ========   ========



    NOTE 13-STOCK PURCHASE AND SAVINGS PLANS

      TANDY CORPORATION STOCK PURCHASE PROGRAM ("SPP"). Eligible employees may contribute 1% to 10% (1% to 7% for U.S. eligible employees, effective January 1,1996) of annual compensation to purchase Company common stock at fair market value. The Company matches 40%, 60% or 80% of the employee's contribution depending on the length of the employee's participation in the SPP. Tandy's contributions to the SPP were $17,975,000, $16,881,000 and $18,955,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

      TANDY EMPLOYEES DEFERRED SALARY AND INVESTMENT PLAN ("DIP"). Prior to January 1, 1996, an eligible employee electing to participate in the DIP could defer 5% of annual compensation, subject to certain limitations established by the Tax Reform Act of 1986. The Company makes contributions to the employee stock ownership plan described in Note 14 in lieu of matching contributions to the DIP. An administrative committee appointed by the Board of Directors invests the DIP's assets primarily in Tandy securities. Effective January 1, 1996, the DIP and TESOP were merged to form a new plan called the Tandy Fund. Under the Tandy Fund, participants may contribute from 1% to 8% of annual compensation. Employees participating in the Tandy Fund may elect to allocate their deferred salary contributions among a group of investment choices. The Tandy Fund accepts rollovers from other qualified 401(k) plans and has a profit sharing provision.

    NOTE 14-TANDY EMPLOYEES STOCK OWNERSHIP PLAN ("TESOP")
      On July 31, 1990, the TESOP trustee borrowed $100,000,000 at an interest rate of 9.34% with varying semi-annual principal payments through June 30, 2000. On December 15, 1994, the TESOP entered into an agreement with an unrelated third party to refinance a portion of the TESOP's indebtedness by borrowing $5,063,000 at an interest rate of 8.76% to retire a portion of the original $100,000,000 indebtedness. The maturity date of this borrowing is December 30, 2000. On December 28, 1995, the TESOP borrowed an additional $4,303,000 from the unrelated third party to refinance a portion of the TESOP's indebtedness. This amount was borrowed at an interest rate of 6.47% and matures on December 31, 2001. Dividend payments and contributions from Tandy will be used to repay the indebtedness. Tandy is obligated to make semi-annual contributions to the TESOP to enable it to pay principal and interest on the securities. Because Tandy has guaranteed the repayment of these notes, the indebtedness of the TESOP is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned compensation related to the TESOP.

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

      As shares of the TESOP Preferred Stock are allocated to the TESOP participants, compensation expense is recorded and unearned compensation is reduced. Interest expense on the TESOP notes is also recognized as a cost of the TESOP. The compensation component of the TESOP expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock with any dividends in excess of the compensation expense reflected as a reduction of interest expense. During the year ended December 31, 1995, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $7,480,000 and $5,719,000, respectively. During the year ended December 31, 1994, the compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $10,008,000 and $6,202,000, respectively. The compensation and interest costs related to the TESOP before the reduction for the allocation of dividends were $9,605,000 and $7,195,000, respectively, during the year ended December 31, 1993. Contributions from Tandy to the TESOP for the years ended December 31, 1995, 1994 and 1993 totaled $11,216,000, $11,189,000 and
    $17,895,000, respectively, including the $6,537,000, $6,777,000 and $7,135,000 of dividends paid on the TESOP Preferred Stock.

      At December 31, 1995, 39,162 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the TESOP (including 13,619 shares which had been withdrawn by participants). At December 31, 1995, 8,071 shares of TESOP Preferred Stock were released for allocation to participants on the March 31, 1996 annual allocation date. At December 31, 1995, 52,767 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP.

      The TESOP fiscal year ends on March 31. At March 31, 1995, the TESOP held as assets $95,946,000 of TESOP Preferred Stock and $3,937,000 of receivables and had liabilities comprised of the remaining principal on the notes of $63,993,000 and accrued interest payable on the notes of $1,487,000, resulting in net assets of $34,403,000.

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

      Under the SOP there were 978,204 vested options which could have been exercised for a total price of $33,644,772 at December 31, 1995. Shares available for additional grants under the SOP were 242,626 at December 31, 1995.

      1993 Incentive Stock Plan ("ISP")
      ---------------------------------
      During March 1993, the Board adopted the ISP, as amended. The ISP is administered by the Committee. A total of 3,000,000 shares of the Company's common stock were reserved for issuance under the ISP and have been registered with the Securities and Exchange Commission. In May 1995, the ISP was amended to provide for an initial option grant of 5,000 shares to each non-employee director, to increase the annual September option grant from 3,000 to 4,000 shares and to provide for payment of director retainer fees all or one-half in Company common stock.

      The ISP permits the grant of incentive stock options
    ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

      Grants of options under the ISP shall be for terms specified by the Committee, except that the term generally shall not exceed 10 years. Provisions of the ISP generally provide that in the event of a change in control all options become immediately and fully exercisable and all restrictions on restricted stock lapse.

      As part of the ISP, as amended in May 1995, each non-employee director of the Company receives a grant of NSOs for 4,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"). Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant. The first grant of the Director Options was made on September 1, 1993.

      The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

      On January 2, 1996, the Committee awarded a total of 26,500 shares of restricted stock to the five highly compensated executive officers named in the proxy statement. At December 31, 1995 there were 274,788 vested options which could have been exercised for a total exercise price of $10,807,673 and 1,741,226 shares available for additional grants under the ISP. The ISP shall terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under the ISP thereafter.

      Stock option activity from December 31, 1992 through December 31, 1995 is summarized in the accompanying chart.

    Stock Option Activity

    (In thousands,                                 Aggregate
    except per           Number    Option Price    Exercised
    share amounts)     of Shares    Per Share        Value
    ---------------------------------------------------------

    December 31, 1992    1,940    $ 5.94--$47.50    $65,326
    Options granted        368    $30.00--$37.25     13,343
    Options exercised     (182)   $ 5.94--$47.50     (5,341)
    Options cancelled     (162)   $ 5.94--$47.50     (5,533)
                         -----                       ------

    December 31, 1993    1,964    $25.06--$46.13     67,795
    Options granted        398    $37.00--$44.19     17,401
    Options exercised      (76)   $25.06--$41.94     (2,465)
    Options cancelled     (110)   $25.06--$46.13     (4,068)
                         -----                       ------

    December 31, 1994    2,176    $25.06--$45.88     78,663
    Options granted        522    $47.00--$62.63     28,819
    Options exercised     (493)   $25.06--$45.88    (16,980)
    Options cancelled       (6)   $37.25--$44.19       (269)
                         -----                       ------

    December 31, 1995    2,199    $25.06--$62.63    $90,233
                         =====                      =======


    NOTE 16-PREFERRED SHARE PURCHASE RIGHTS
      In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. The rights, as amended, which will expire on June 22, 2000, are currently represented by the common stock certificates and when they become exercisable will entitle holders to purchase one one-thousandth of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $140 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the prior consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any person becoming an Acquiring Person. In the event that any person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a prior market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any person becomes an Acquiring Person, the Company engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a prior market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $.05 per right prior to any person becoming an Acquiring Person or, under certain circumstances, after the expiration of the 60-day period described above, but the rights may not be redeemed or the rights plan amended for 180 days following a change in a majority of the members of the Board (or if certain agreements are entered into during such 180-day period).

    NOTE 17-TERMINATION PROTECTION PLANS
      In August 1990, the Board of Directors of the Company approved termination protection plans and amendments to various other benefit plans described in Note 13. These plans provide for defined termination benefits to be paid to eligible employees of the Company who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, the Company, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, the Company may not terminate or change existing employee benefit plans in any way which will affect accrued benefits or decrease the rate of the Company's contribution to the plans.

    NOTE 18-ISSUANCE OF SERIES C PERCS AND TENDER OFFER
      In February 1992, the Company issued 15,000,000 depositary shares of Series C Conversion Preferred Stock ("Series C PERCS") at $29.50 per depositary share (equivalent to $2,950.00 for each Series C PERCS). Each of the depositary shares represented ownership of 1/100th of a share of Series C PERCS. The annual dividend for each depositary share was $2.14 (based on the annual dividend rate for each Series C PERCS of $214.00).

      Tandy announced on January 23, 1995 that it had exercised its right to call all the issued and outstanding Series C PERCS for conversion on March 10, 1995, prior to its mandatory conversion date of April 15, 1995. For each Series C PERCS depositary share redeemed, 0.787757 Tandy common shares were issued for an aggregate of approximately 11,816,000 shares. In addition, each Series C PERCS depositary share received a dividend in cash of $0.321 representing the accrued dividend from January 16, 1995 through the redemption date of March 10, 1995.

    NOTE 19-SUPPLEMENTAL CASH FLOW INFORMATION
      The effects of changes in foreign exchange rates on cash balances have not been material. Cash flows from operating activities included cash payments as follows:

                             Year ended December 31,
                        ----------------------------------
    (In thousands)         1995        1994         1993
    --------------      --------     --------     --------
    Interest paid       $ 34,759     $ 31,440     $ 47,223
    Income taxes paid   $ 68,361     $ 84,516     $105,313


      Capital lease obligations of $6,003,000 and $23,873,000 were recorded during the years ended December 31, 1995 and 1994, respectively, for the lease of certain retail stores.

    NOTE 20-LITIGATION
      The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs seek damages in an unspecified amount alleging that the initial public offering of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have recently entered into a Memorandum of Understanding which anticipates the settlement of this litigation in the near future. The complete resolution of the matter is dependent upon the satisfaction of several conditions including the parties entering a binding agreement and the Court approving the terms of such an agreement.
    There can be no assurance that such an agreement will be reached or that Court approval will be obtained. Under the terms of the Memorandum of Understanding, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, as is presently anticipated, the Company intends to resume its vigorous defense of this lawsuit.

      Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1995. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

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

          Computer Manufacturing. The Company closed the sale of the computer manufacturing and marketing businesses to AST on July 13, 1993. In accordance with the terms of the definitive agreement between Tandy and AST, Tandy received $15,000,000 upon closing of the sale. The balance of the purchase price of $96,720,000 was payable by a promissory note. The Company has discounted this note by $2,000,000 and the discount continues to be recognized as interest income using the effective interest rate method over the life of the note.

          During the quarter ended September 30, 1995, the Company received $6,720,000 from AST as a prepayment on its promissory note. The original promissory note was supported by a standby letter of credit in the amount of the lesser of $100,000,000 or 70% of the outstanding principal amount of the promissory note. This letter of credit has been replaced by a $75,000,000 Letter of Guarantee dated August 22, 1995, from Samsung Electronics Co., Ltd., a Korean corporation, or, alternatively, Samsung Electronics America, Inc., a New York corporation. As of December 31, 1995, Samsung owned approximately 40% of AST's outstanding stock. Samsung's current credit ratings by S&P and Moody's are A- and Baa1, respectively.

          As a result of the prepayment, the note has been amended and the principal amount reduced to $90,000,000. The terms of the original promissory note stipulated that the outstanding principal balance could be paid on July 11, 1996 at AST's option in cash or the common stock of AST, provided that not more than 50% of the original principal amount of the note could be paid in common stock of AST. The amended promissory note provides that AST may repay the note in AST common stock, provided that not more than the lesser of (a) $30,000,000, or (b) 33% of the outstanding principal amount of the note at the time of payment may be payable by AST in common stock of AST. The interest rate on the promissory note is currently 5% per annum and is adjusted annually, not to exceed 5% per annum. Interest is accrued and paid annually. The fair market value of the note approximates $89,754,000 at December 31, 1995.

          Memtek Products. On November 10, 1993, the Company executed a definitive agreement with Hanny Magnetics (B.V.I.) Limited, a British Virgin Islands corporation ("Hanny"), to sell certain assets of the Company's Memtek Products operations, including the license agreement with Memorex Telex, N.V. for the use of the Memorex trademark on licensed consumer electronics products. This sale closed on December 16, 1993. Proceeds from this sale aggregated $69,602,000.

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

          Tandy has recognized income of approximately
        $1,335,000 and $4,399,000, net of tax, during the
        years ended December 31, 1995 and 1994, respectively, pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") between Tandy and O'Sullivan. Under the Agreement Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year time period and are contingent upon O'Sullivan's taxable income each year. The Company is recognizing these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Agreement.
        The additional gain is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

          Lika. On October 11, 1994, Tandy sold the assets used in its Lika(R) printed circuit board division to Viktron Limited Partnership, an Illinois limited partnership. The proceeds from the sale and liquidation of assets approximated $16,380,000 which included $7,754,000 in cash, proceeds from liquidation of retained assets of $5,594,000 and secured promissory notes for $3,032,000. At December 31, 1995, $1,400,000 remained as a receivable from Viktron.

     The losses from discontinued operations prior to the measurement date are outlined in the table below.

                                                Year ended
    (In thousands)                           December 31, 1993
    --------------                           -----------------
    Net sales and operating revenues             $ 368,137
                                                 =========

    Loss from discontinued operations:
    Operating loss before income tax             $ (59,549)
    Income tax benefit                               1,930
                                                 ---------
    Operating loss                                 (57,619)
                                                 ---------

    Estimated loss on disposal                     (63,778)
    Estimated operating loss during
      phase out period                              (7,000)
    Income tax benefit                              16,600
                                                 ---------
    Loss on disposal                               (54,178)
                                                 ---------

    Total loss from discontinued operations      $(111,797)
                                                 =========

      Interest expense of $4,608,000 allocated through the measurement date of June 30, 1993, has been allocated to discontinued operations based on the percentage of the net assets of discontinued operations to total net assets.

    NOTE 22-RELATIONS WITH INTERTAN
      Summarized in the tables below are the amounts recognized by the Company at December 31, 1995 and 1994, and for each of the three years ended December 31, 1995 in relation to its agreements with InterTAN. The fair market value of the notes receivable approximates $45,893,000 at December 31, 1995.
    The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.

                               Balance at December 31,
                               -----------------------
    (In thousands)               1995          1994
    --------------             --------      --------
    Gross amount of notes      $ 44,903      $ 51,861
    Discount                     12,161        16,343
                               --------      --------
    Net amount of notes        $ 32,742      $ 35,518
                               ========      ========

    Current portion of notes   $ 14,639      $  4,260
    Non-current portion
      of notes                   18,103        31,258
    Other current receivables     6,707         4,447
                               --------      --------
                               $ 39,449      $ 39,965
                               ========      ========


                                    Year Ended December 31,
                               ----------------------------------
    (In thousands)               1995          1994        1993
    --------------             --------      --------    --------
    Sales and commission
      income                   $ 10,904      $ 19,764    $ 93,315
                               ========      ========    ========

    Interest income            $  4,066      $  4,426    $  3,085
    Accretion of discount         4,182         3,854          --
                               --------      --------    --------
                               $  8,248      $  8,280    $  3,085
                               ========      ========    ========

    Royalty income             $    758            --          --
                               ========      ========    ========


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

      On July 16, 1993, InterTAN had an account payable to Tandy of approximately $17,000,000 of which $7,600,000 was in default. InterTAN's outstanding purchase orders for merchandise placed under the distribution agreement with Tandy, but not yet shipped, totaled approximately $44,000,000. Because InterTAN had defaulted, on July 16 Tandy terminated the merchandise purchase terms of the distribution agreement and the license agreements. Tandy offered InterTAN interim license agreements which expired July 22, 1993, unless extended. The agreements were extended on July 23, 1993.

      On July 30, 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached agreement with InterTAN's banking syndicate to buy approximately $42,000,000 of InterTAN's debt at a negotiated, discounted price. The closing of this purchase occurred on August 5, 1993, at which time Tandy resumed limited shipments to InterTAN and granted a series of short-term, interim licenses pending the execution of new license and merchandise agreements. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10,000,000 in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% is due semiannually beginning February 25, 1994 with the principal due in full on August 25, 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1995, InterTAN's common stock price, as quoted in the Wall Street Journal, was $7.25 per
                            -------------------
    share. The fair market value of these warrants at December 31, 1995 approximates $1,000,000. At February 29, 1996,
    InterTAN's common stock price had declined to $5.00 and, therefore, the fair market value of the warrants declined as well.

      In addition to the bank debt purchased by Trans World and the working capital loan, InterTAN's obligations to Trans World included two additional notes for approximately $23,665,000 (the "Series C" note) and $24,037,000 (the
    "Series D" note) with interest rates of 7.5% and 8%, respectively. All principal and interest on these two notes have been paid in full. Subject to certain conditions described below, all of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K.

      A new merchandise agreement was reached with InterTAN in October 1993, and amended in 1995, which requires a percentage of future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements provide a royalty payable to Tandy, which began in the September 1995 quarter. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $25,447,000 at December 31, 1995.

      InterTAN increased its bank revolving credit facility with its new banking syndicate to Canadian $60,000,000 (U.S. $43,975,000 equivalent at December 31, 1995) in 1994. In the event of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60,000,000. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

      A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis. Effective March 1994, only the purchasing agent commission and sales by Tandy manufacturing plants to InterTAN were recorded as sales and operating revenues. InterTAN purchases from third parties through A&A are no longer recorded as sales, reflecting the arrangement under the new merchandise agreement. Accordingly, sales by Tandy to InterTAN in 1995 and 1994 were considerably lower than in prior years; however, the earned income relating thereto was not materially different.

      Through February 1996, InterTAN has met all of its payment obligations to Tandy. Published income before taxes for the six months ended December 31, 1995 approximated $13,151,000 compared to $15,329,000 for the six months ended December 31, 1994. The reduction in InterTAN's earnings per fully diluted share from $1.11 in the six months ended December 31, 1994 to $0.52 in the current six months is primarily attributable to a tax credit taken in fiscal 1995, and to a lesser extent, an economic downtrend in its primary market of Canada. Nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

      Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-89 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead it to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.

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




    QUARTERLY DATA (Unaudited)

    <CAPTIONS>

    (In thousands, except                                    Three Months Ended
                                            ----------------------------------------------------
    per share amounts)                       March 31      June 30       Sept. 30      Dec. 31
    --------------------------------------------------------------------------------------------
    Year ended December 31, 1995
    Net sales and operating revenues        $1,226,622    $1,185,047    $1,339,930    $2,087,468
    Gross profit                            $  446,579    $  445,769    $  478,537    $  703,298
    Net income                              $   38,935    $   37,964    $   44,901    $   90,174

    Net income available per average
      common and common equivalent share    $     0.55    $     0.55    $     0.66    $     1.39
    Dividends declared per common share     $     0.18    $     0.18    $     0.18    $     0.20

    Average common and common
      equivalent shares outstanding             68,174        66,240        65,719        63,717

    Year ended December 31, 1994
    Net sales and operating revenues        $  992,135    $1,009,277    $1,119,155    $1,823,112
    Gross profit                            $  407,354    $  407,174    $  447,656    $  663,880
    Net income                              $   41,795    $   34,415    $   46,191    $  101,934

    Net income available per average
      common and common equivalent share    $     0.53    $     0.44    $     0.59    $     1.37

    Dividends declared per common share     $     0.15    $     0.15    $     0.15    $     0.18

    Average common and common
      equivalent shares outstanding             75,802        75,417        75,023        73,262


                          TANDY CORPORATION
                          INDEX TO EXHIBITS

    Exhibit                                          Sequential
    Number    Description                              Page No.

    2a Agreement for Purchase and Sale of Assets dated as of June 30, 1993 between AST
              Research, Inc., as Purchaser and Tandy
              Corporation, TE Electronics Inc., and
              GRiD Systems Corporation, as Sellers
              (without exhibits) (filed as Exhibit 2 to
              Tandy's July 13, 1993 Form 8-K filed on
              July 27, 1993, Accession No. 0000096289-
              93-000004 and incorporated herein by
              reference).

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

    2f        Agreement Plan of Merger dated March 30,
              1995 by and among Tandy Corporation,
              Tandy Credit Corporation, Hurley State
              Bank and Hurley Receivables Corporation
              (filed as Exhibit 3 to Tandy's March 30,
              1995 Form 8-K filed on April 12, 1995,
              Accession No. 0000096289-95-000012 and
              incorporated herein by reference).

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

    3b        Tandy Corporation Bylaws, restated as of
              January 1, 1996.                               60

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

    4c        First Amendment to the Revolving Credit
              Agreement between Tandy Corporation and
              Texas Commerce Bank as Agent for sixteen
              other banks, dated as of May 26, 1995
              (Facility A).                                  70

    4d        First Amendment to the Revolving Credit
              Agreement between Tandy Corporation and
              Texas Commerce Bank as Agent for sixteen
              other banks, dated as of May 26, 1995
              (Facility B).                                  94

    10a*      Salary Continuation Plan for Executive
              Employees of Tandy Corporation and
              Subsidiaries including amendment dated
              June 14, 1984 with respect to
              participation by certain executive
              employees, as restated October 4, 1990
              (filed as Exhibit 10a to Tandy's Form 10-
              K filed on March 30, 1994, Accession No.
              0000096289-94-000029 and incorporated
              herein by reference).

    10b*      Form of Executive Pay Plan Letters.           117

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

    10j*      Tandy Corporation 1993 Incentive Stock
              Plan as restated May 18, 1995 (filed as
              Exhibit 10j to Tandy's Form 10-Q filed on
              August 14, 1995, Accession No. 0000096289-
              95-000016 and incorporated herein by
              reference).

    10k*      Tandy Corporation Officers Life Insurance
              Plan as amended and restated effective
              August 22, 1990 (filed as Exhibit 10k to
              Tandy's Form 10-K filed on March 30,
              1994, Accession No. 0000096289-94-000029
              and incorporated herein by reference).

    10l*      First Restated Trust Agreement Tandy
              Employees Supplemental Stock Program
              through Amendment No. IV dated January 1,
              1996.                                         129

    10m*      Forms of Termination Protection
              Agreements for (i) Corporate Executives,
              (ii) Division Executives, and (iii)
              Subsidiary Executives (filed as Exhibit
              10m to Tandy's Form 10-Q  filed on August
              14, 1995, Accession No. 0000096289-95-
              000016 and incorporated herein by
              reference).

    10n*      Tandy Corporation Termination Protection
              Plans for Executive Employees of Tandy
              Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as
              Exhibit 10n filed on August 14, 1995,
              Accession No. 0000096289-95-000016  to
              and incorporated herein by reference).

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

    10p*      Form of Indemnity Agreement with
              Directors, Corporate Officers and two
              Division Officers of Tandy Corporation.       148

    11        Statement of Computation of Earnings per
              Share                                         156

    12        Statement of Computation of Ratios of
              Earnings to Fixed Charges                     157

    21        Subsidiaries                                  158

    23        Consent of Independent Accountants            159

    27        Financial Data Schedule

    _______________________


    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                       EXHIBIT 3b
                      TANDY CORPORATION BYLAWS
                           RESTATED AS OF
                           JANUARY 1, 1996


                              ARTICLE I

                               OFFICES

    SECTION 1.  Registered Office.  The Registered office of the
                -----------------
    Corporation in the State of Delaware shall be located in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof shall be The Corporation Trust Company.

    SECTION 2.  Other Offices.  The principal office shall be at
                -------------
    1800 One Tandy Center, Fort Worth, Texas. The Corporation may also have offices at other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

                             ARTICLE II

                      MEETINGS OF STOCKHOLDERS

    SECTION 1.  Place of Meeting.  All meetings of the
                ----------------
    stockholders for the election of directors shall be held at such place within or without the State of Delaware as the Board of Directors may designate, provided that at least ten
    (10) days' notice must be given to the stockholders entitled to vote thereat of the place so fixed. Until the Board of Directors shall designate otherwise the annual meeting of stockholders and the election of directors shall take place at the office of the Corporation at 1800 One Tandy Center, Fort Worth, Texas. Meetings of stockholders for any other purpose may be held at such place and time as shall be stated in the notice of the meeting.

         SECTION 2.  Annual Meetings.  The annual meeting of the
                     ---------------
    stockholders for the year 1993 shall be held on October 7, 1993, at 10:00 A.M., or on such other date and at such other time as shall be designated by the Board of Directors and stated in the notice of the meeting. The annual meeting of the stockholders shall be held on the Third Thursday in May of each year beginning with the year 1994, if not a legal holiday, and if a legal holiday, then on the next business day following, at 10:00 A.M., or on such other date and at such other time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. At such annual meetings the stockholders shall elect a Board of Directors by a plurality vote and shall transact such other business as may properly be brought before the meeting.

         SECTION 3.  Special Meetings.  Special meetings of the
                     ----------------
    stockholders, for any purpose or purposes, unless otherwise prescribed by statute or the Certificate of Incorporation, may be called by the Chairman of the Board or the President, and shall be called by the Secretary at the request in writing of a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting.

         SECTION 4.  Notice.  Written or printed notice of every
                     ------
    meeting of stockholders, annual or special, stating the time and place thereof, and, if a special meeting, the purpose or purposes in general terms for which the meeting is called, shall not be less than ten (10) days before such meeting be served upon or mailed to each stockholder entitled to vote thereat, at his address as it appears upon the books of the Corporation or, if such stockholder shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, then to the address designated in such request.

         SECTION 5.  Quorum.  Except as otherwise provided by law
                     ------
    or by the Certificate of Incorporation, the presence in person or by proxy at any meeting of stockholders of the holders of a majority of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote thereat shall be requisite and shall constitute a quorum.
    If, however, such majority shall not be represented at any meeting of the stockholders regularly called, the holders of a majority of the shares present in person or by proxy and entitled to vote thereat shall have power to adjourn the meeting to another time, or to another time and place, without notice other than announcement of adjournment at the meeting, and there may be successive adjournments for like cause and in like manner until the requisite amount of shares entitled to vote at such meeting shall be represented. At such adjourned meeting at which the requisite amount of shares entitled to vote thereat shall be represented, any business may be transacted which might have been transacted at the meeting as originally notified.

         SECTION 6.  Votes.  Proxies.  At each meeting of
                     -----
    stockholders every stockholder shall have one vote for each share of capital stock entitled to vote which is registered in his name on the books of the Corporation on the date on which the transfer books were closed, if closed, or on the date set by the Board of Directors for the determination of stockholders entitled to vote at such meeting. At each such meeting every stockholder shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to the meeting in question, unless said instrument provides for a longer period during which it is to remain in force.

         At all meetings of the stockholders, a quorum being present, all matters shall be decided by majority vote of the shares of stock entitled to vote held by stockholders present in person or by proxy, except as otherwise required by the Certificate of Incorporation or the laws of the State of Delaware. Unless so directed by the chairman of the meeting, or required by the laws of the State of Delaware, the vote thereat on any question need not be by ballot.

         On a vote by ballot, each ballot shall be signed by the stockholder voting, or in his name by his proxy, if there be such proxy, and shall state the number of shares voted by him and the number of votes to which each share is entitled. On a vote by ballot, the chairman shall appoint two inspectors of election, who shall first take and subscribe an oath or affirmation faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of their ability and who shall take charge of the polls and after the balloting shall make a certificate of the result of the vote taken; but no director or candidate for the office of director shall be appointed as such inspector.

         SECTION 7.  Stock List.  At least ten (10) days before
                     ----------
    every election of directors, a complete list of stockholders entitled to vote at such election, arranged in alphabetical order, with the residence of each and the number of voting shares held by each shall be prepared by the Secretary. Such list shall be open at the place where the election is to be held for said ten (10) days, to the examination of any stockholder entitled to vote at that election and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

         SECTION 8.  Notice of Stockholder Proposals.
                      -------------------------------

         (a) At an annual meeting of the stockholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been brought before the annual meeting (i) by, or at the direction of, the Board of Directors or (ii) by any stockholder of record of the Corporation who complies with the notice procedures set forth in this Section 8 of these Bylaws. For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth
    (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting,
    (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (iii) the class and number of shares of the Corporation's stock which are beneficially owned by the stockholder on the date of such stockholder notice and by any other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial interest of the stockholder in such proposal.

         (b) If the presiding officer of the annual meeting determines that a stockholder proposal was not made in accordance with the terms of this Section 8, he shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

         (c) This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

         (d) Any stockholder seeking to bring a proposal before an annual meeting of the Corporation shall continue to be subject, to the extent applicable, to the requirements of
    Section 14(a) of the Securities Act of 1934, as amended, and the regulations thereunder, as well as the requirements of this Section 8.

                             ARTICLE III

                              DIRECTORS

         SECTION 1.  Number.  The business and property of the
                     ------
    Corporation shall be conducted and managed by a Board of Directors consisting of not less than three (3) or more than fourteen (14) members, none of whom need be a stockholder.

         The Board of Directors of the Corporation shall initially be composed of three (3) directors, but the Board may at any time by resolution increase or decrease the number of directors to not more than fourteen (14) or less than three (3). The vacancies resulting from any such increase in the Board of Directors, or an increase resulting from an amendment of this Section, shall be filled as provided in
    Section 3 of this ARTICLE III.

         SECTION 2.  Term of Office.  Except as otherwise
                     --------------
    provided by law such director shall hold office until the next annual meeting of stockholders, and until his successor is duly elected and qualified or until his earlier death or resignation.

         SECTION 3.  Vacancies.  If any vacancy shall occur among
                     ---------
    the directors, or if the number of directors shall at any time be increased, the directors in office, although less than a quorum, by a majority vote may fill the vacancies or newly created directorships, or any such vacancies or newly created directorships may be filled by the stockholders at any meeting. When one or more directors shall resign from the Board of Directors, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as herein provided in the filling of other vacancies.

         SECTION 4.  Meetings.  Meetings of the Board of
                     --------
    Directors shall be held at such place within or without the State of Delaware as may from time to time be fixed by resolution of the Board of Directors or by the Chairman of the Board, or as may be specified in the notice or waiver of notice of any meeting. A regular meeting of the Board of Directors may be held without notice immediately following the annual meeting of stockholders at the place where such annual meeting is held. Regular meetings of the Board may also be held without notice at such time and place as shall from time to time be determined by resolution of the Board of Directors.

         Special meetings of the Board of Directors may be called by the Chairman of the Board, or the Secretary and shall be called by the Secretary on the written request of two members of the Board of Directors. Notice of any special meeting shall be given to each director at least (a) twelve (12) hours before the meeting by telephone or by being personally delivered or sent by telex, telecopy, telegraph, or similar means or (b) three (3) days before the meeting if delivered by mail to the director's residence or usual place of business. Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage prepaid, or when transmitted if sent by telex, telecopy, telegraph or similar means. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors needs to be specified in the notice or waiver of notice of such meeting.

         Members of the Board of Directors may participate in a meeting of such Board by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in the meeting pursuant hereto shall constitute presence in person at such meeting.

         Any director may waive notice of any meeting by a writing signed by the director entitled to the notice and filed with the minutes or corporate records. The attendance at or participation of the director at a meeting shall constitute waiver of notice of such meeting, unless the director at the beginning of the meeting or promptly upon his arrival objects to holding the meeting or transacting business at the meeting.

         SECTION 5.  Quorum.  A majority, but not less than two
                     ------
    (2), of the directors shall constitute a quorum for the transaction of business. If at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time without notice other than announcement of the adjournment at the meeting, and at such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally notified.

         SECTION 6.  Compensation.  The directors may be paid
                     ------------
    their expenses, if any, of attendance at each meeting of the Board of Directors, a fixed sum for attendance at each meeting of the Board of Directors and/or a stated fee as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of the Executive Committee and/or of other committees may be allowed like compensation and reimbursement of expenses for attending committee meetings.

         SECTION 7.  Chairman.  From its members, the Board of
                     --------
    Directors will elect a chairman to preside over meetings of the shareholders and of the Board. The Chairman may simultaneously serve as any Officer of the Corporation set forth in Article V. The Board may elect one or more Vice Chairmen. In the absence of the Chairman or a Vice Chairman, if any, the Board shall designate a person to preside at such meetings. The director's fee of the Chairman and the Vice Chairman, if any, will be set by the Board.

         SECTION 8.  Director Nominations.  Nominations for the
                     --------------------
    election of directors may be made by the Board of Directors or a nominating committee appointed by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, ninety (90) days prior to the first anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated: (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as then in effect; and (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

                             ARTICLE IV

              EXECUTIVE COMMITTEE AND OTHER COMMITTEES

         SECTION 1.  Executive Committee.  The Board of Directors
                     -------------------
    may, by resolution passed by a majority of the whole Board, appoint an Executive Committee of two (2) or more members, to serve during the pleasure of the Board of Directors, to consist of such directors as the Board of Directors may from time to time designate. The Chairman of the Executive Committee shall be designated by the Board of Directors.

         SECTION 2.  Procedure.  The Executive Committee, by a
                     ---------
    vote of a majority of its members, shall fix its own times and places of meeting, shall determine the number of its members constituting a quorum for the transaction of business, and shall prescribe its own rules of procedure, no change in which shall be made save by a majority vote of its members. Members of the Executive Committee or any other committee may participate in a meeting of such Committee by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in the meeting pursuant hereto shall constitute presence in person at such meeting.

         SECTION 3.  Powers.  During the intervals between the
                     ------
    meetings of the Board of Directors, the Executive Committee shall possess and may exercise all the powers of the Board of Directors in the management and direction of the business and affairs of the Corporation, to the extent permitted by law.

         SECTION 4.  Minutes.  The Executive Committee shall keep
                     -------
    regular minutes of its proceedings and all action by the Executive Committee shall be reported to the Board of Directors at its next meeting. Such action shall be subject to review by the Board of Directors, provided that no rights of third parties shall be affected by such review.

         SECTION 5.  Other Committees.  From time to time the
                     ----------------
    Board of Directors, by the affirmative vote of a majority of the whole Board of Directors, may appoint other committees for any purpose or purposes, and such committees shall have such powers as shall be conferred by the resolution of appointment, and as shall be permitted by law.

                              ARTICLE V

                              OFFICERS

         SECTION 1.  Officers.  The Board of Directors shall
                     --------
    elect, as officers, a Chief Executive Officer ("CEO"), a President, a Treasurer and a Secretary, and in their discretion one or more of the following officers: Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, Assistant Secretaries, and Assistant Treasurers. Such officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, and each shall hold office until the corresponding meeting of the Board of Directors in the next year and until his successor shall have been duly elected and qualified, or until he shall have died or resigned or shall have been removed in the manner provided herein. The powers and duties of two or more offices may be exercised and performed by the same person,except the offices of CEO and Secretary.

         SECTION 2.  Vacancies.  Any vacancy in any office may be
                     ---------
    filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

         SECTION 3.  Chief Executive Officer  The Chief Executive
                     -----------------------
    Officer shall be the chief executive officer (CEO) of the Corporation. Subject to the direction of the Board of Directors, he shall have and exercise direct charge of and general supervision over the business and affairs of the Corporation and shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

         SECTION 4. President.  The President shall perform such
                    ---------
    duties as the Board of Directors may prescribe. In the absence or disability of the CEO, the President shall perform and exercise the powers of the CEO. In addition, the President shall perform such duties as from time to time may be delegated to him by the CEO.


         SECTION 5.  Executive Vice Presidents.  The Executive
                     -------------------------
    Vice Presidents shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO and President, the Executive Vice Presidents in the order of their seniority or in such order as may be specified by the Board of Directors, shall perform such duties as from time to time may be delegated to them by the CEO.

         SECTION 6.  Senior Vice Presidents.  The Senior Vice
                     ----------------------
    Presidents shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, President, and the Executive Vice Presidents, the Senior Vice Presidents in the order of their seniority or in such other order as may be specified by the Board of Directors, shall perform the duties and exercise the powers of the President. In addition, the Senior Vice Presidents shall perform such duties as from time to time may be delegated to them by the CEO.

         SECTION 7.  Vice Presidents.  The Vice Presidents shall
                     ---------------
    perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, President, the Executive Vice Presidents and the Senior Vice Presidents, the Vice Presidents in the order of their seniority or in such other order as may be specified by the Board of Directors, shall perform the duties and exercise the powers of the President. In addition, the Vice Presidents shall perform such duties as may from time to time be delegated to them by the CEO.

         SECTION 8.  Treasurer.  The Treasurer shall have charge
                     ---------
    of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositaries as shall, from time to time, be selected by the Board of Directors; he may endorse for collection on behalf of the Corporation, checks, notes and other obligations; he may sign receipts and vouchers for payments made to the Corporation; singly or jointly with another person as the Board of Directors may authorize, he may sign checks of the Corporation and pay out and dispose of the proceeds under the direction of the Board of Directors; he shall cause to be kept correct books of account of all the business and transactions of the Corporation, shall see that adequate audits thereof are currently and regularly made, and shall examine and certify the accounts of the Corporation; he shall render to the Board of Directors, the Executive Committee, the Chairman of the Board, the Vice Chairman, the CEO or to the President, whenever requested, an account of the financial condition of the Corporation; he may sign with the Chairman of the Board, the Vice Chairman of the Board, the CEO, the President or a Vice President, certificates of stock of the Corporation; and, in general, shall perform all the duties incident to the office of a treasurer of a Corporation, and such other duties as from time to time may be assigned to him by the Board of Directors.

         SECTION 9.  Assistant Treasurers.  The Assistant
                     --------------------
    Treasurers in order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the CEO, or the Board of Directors shall prescribe.

         SECTION 10.  Secretary.  The Secretary shall keep the
                      ---------
    minutes of all meetings of the stockholders and of the Board of Directors in books provided for the purpose; he shall see that all notices are duly given in accordance with the provisions of law and these Bylaws; he shall be custodian of the records and of the corporate seal or seals of the Corporation; he shall see that the corporate seal is affixed to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized and when the seal is so affixed he may attest the same; he may sign, with the Chairman of the Board, the Vice Chairman, the CEO, the President or a Vice President, certificates of stock of the Corporation; and in general he shall perform all duties incident to the office of a secretary of a corporation, and such other duties as from time to time may be assigned to him by the Board of Directors or the CEO.

         SECTION 11.  Assistant Secretaries.  The Assistant
                      ---------------------
    Secretaries in order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the CEO, or the Board of Directors shall prescribe.

         SECTION 12.  Subordinate Officers.  The Board of
                      --------------------
    Directors may appoint such subordinate officers as it may deem desirable. Each such officer shall hold office for such period, have such authority and perform such duties as the Board of Directors may prescribe. The Board of Directors may, from time to time, authorize any officer to appoint and remove subordinate officers and to prescribe the powers and duties thereof.

         SECTION 13.  Compensation.  The Board of Directors shall
                      ------------
    have power to fix the compensation of all officers of the Corporation. It may authorize any officer, upon whom the power of appointing subordinate officers may have been conferred, to fix the compensation of such subordinate officers.

         SECTION 14.  Removal.  Any officer of the Corporation
                      -------
    may be removed, with or without cause, by a majority vote of the Board of Directors at a meeting called for that purpose.

         SECTION 15.  Bonds.  The Board of Directors may require
                      -----
    any officer of the Corporation to give a bond to the Corporation, conditional upon the faithful performance of his duties, with one or more sureties and in such amounts as may be satisfactory to the Board of Directors.

                             ARTICLE VI

                        CERTIFICATES OF STOCK

         SECTION 1.  Form and Execution of Certificates.  The
                     ----------------------------------
    interest of each stockholder of the Corporation shall be evidenced by a certificate or certificates for shares of stock in such form as may be prescribed from time to time by law and by the Board of Directors. The certificates of stock of each class and series now authorized or which may hereafter be authorized by the Certificate of Incorporation shall be consecutively numbered and signed by either the Chairman of the Board or the CEO or the President or a Vice President together either with the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the Corporation, and may be countersigned and registered in such manner as the Board of Directors may prescribe, and shall bear the corporate seal or a printed or engraved facsimile thereof. Where any such certificate is signed by a transfer agent or transfer clerk and by a registrar, the signatures of any such Chairman of the Board, CEO, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary upon such certificate may be facsimiles engraved or printed. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been placed upon, such certificate or certificates shall have ceased to be such, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued and delivered, such certificate or certificates may nevertheless be issued and delivered with the same effect as if such officer or officers had not ceased to be such at the date of its issue and delivery.

         SECTION 2.  Transfer of Shares.  The shares of the stock
                     ------------------
    of the Corporation shall be transferred on the books of the Corporation by the holder thereof in person or by his attorney lawfully constituted, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof or guaranty of the authenticity of the signature as the Corporation or its agents may reasonably require. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

         SECTION 3.  Closing of Transfer Books and Record Dates.
                     ------------------------------------------
    The Board of Directors may in its discretion prescribe in advance a period not exceeding fifty (50) days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the Corporation may be made; or in lieu of prohibiting the transfer of stock, may fix in advance a time not more than fifty (50) days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined; and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid. The Board of Directors may also, in its discretion, fix in advance a date not exceeding fifty (50) days preceding the date fixed for the payment of any dividend or the making of any distribution, or for the delivery of evidence of rights, or evidences of interests arising out of any issuance, change, conversion or exchange of capital stock, as a record date for the determination of the stockholders entitled to receive or participate in any such dividend, distribution, rights or interests, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid, or, at its option, in lieu of so fixing a record date, may prescribe in advance a period not exceeding fifty (50) days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the Corporation may be made.

         SECTION 4.  Lost or Destroyed Certificates.  In case of
                     ------------------------------
    the loss or destruction of any outstanding certificate of stock, a new certificate may be issued upon the following conditions:

         The owner of said certificate shall file with the Secretary of the Corporation an affidavit giving the facts in relation to the ownership, and in relation to the loss or destruction of said certificate, stating its number and the number of shares represented thereby; such affidavit to be in such form and contain such statements as shall satisfy the Chairman of the Board and Secretary that said certificate has been accidentally destroyed or lost, and that a new certificate ought to be issued in lieu thereof. Upon being so satisfied, the Chairman of the Board and Secretary shall require such owner to file with the Secretary a bond in such penal sum and in such form as they may deem advisable, and with a surety or sureties approved by them, to indemnify and save harmless the Corporation from any claim, loss, damage or liability which may be occasioned by the issuance of a new certificate in lieu thereof, or if they deem it appropriate, to waive the requirement to secure a bond with a surety.
    Upon such bond being so filed, a new certificate for the same number of shares shall be issued to the owner of the certificate so lost or destroyed; and the transfer agent and registrar of stock, if any, shall countersign and register such new certificate upon receipt of a written order signed by the said Chairman of the Board and Secretary, and thereupon the Corporation will save harmless said transfer agent and registrar in the premises. The CEO or the President or any Vice President may act hereunder in the stead of the Chairman of the Board, and an Assistant Secretary in the stead of the Secretary. In case of the surrender of the original certificate, in lieu of which a new certificate has been issued, or the surrender of such new certificate, for cancellation, the bond of indemnity given as a condition of the issue of such new certificate may be surrendered. A new certificate may be issued without requiring any bond when in the judgment of the Board of Directors it is proper to do so.

                             ARTICLE VII

                         CHECKS, NOTES, ETC.

         SECTION 1.  Execution of Checks, Notes, etc.  All checks
                     -------------------------------
    and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, shall be signed by such officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors.

         SECTION 2.  Execution of Contracts, Assignments, etc.
                     ----------------------------------------
    All contracts, agreements, endorsements, assignments, transfers, stock powers, or other instruments (except as provided in Sections 1 and 3 of this Article VII) shall be signed by the CEO, the President, any Executive Vice President, Senior Vice President, or Vice President and by the Secretary or any Assistant Secretary or the Treasurer or any Assistant Treasurer, or by such other officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors.

         SECTION 3.  Execution of Proxies.  The Chairman of the
                     --------------------
    Board, the CEO, President, or a Vice President of the Corporation may authorize from time to time the signature and issuance of proxies to vote upon shares of stock of other companies standing in the name of the Corporation. All such proxies shall be signed in the name of the Corporation by the Chairman of the Board, the CEO, President or a Vice President and by the Secretary or an Assistant Secretary.

                            ARTICLE VIII

                        WAIVERS AND CONSENTS

         SECTION 1.  Waivers.  Whenever under the provisions of
                     -------
    any law or under the provisions of the Certificate of Incorporation of the Corporation or these Bylaws, the Corporation, or the Board of Directors or any committee thereof, is authorized to take any action after notice to stockholders or the directors or the members of such committee, or after the lapse of a prescribed period of time, such action may be taken without notice and without the lapse of any period of time if, at any time before or after such action be completed, such requirements be waived in writing by the person or persons entitled to said notice or entitled to participate in the action to be taken, or, in the case of a stockholder, by his attorney thereunto authorized.

         SECTION 2.  Consents.  Any action required or permitted
                     --------
    to be taken at any meeting of the Board of Directors or of any committee of the Board of Directors may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board of Directors or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or of such committee.

                             ARTICLE IX

                     DIVIDENDS AND RESERVE FUNDS

         SECTION 1.  Dividends.  Except as otherwise provided by
                     ---------
    law or by the Certificate of Incorporation, the Board of Directors may declare dividends out of the surplus of the Corporation at such times and in such amounts as it may from time to time designate.

         SECTION 2.  Reserve Funds.  Before crediting net profits
                     -------------
    to the surplus in any year, there may be set aside out of the net profits of the Corporation for that year such sum or sums as the Board of Directors from time to time in its absolute discretion may deem proper as a reserve fund or funds to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors shall deem conducive to the interests of the Corporation.

                              ARTICLE X

                         INSPECTION OF BOOKS

         The Board of Directors shall determine from time to time whether, and if allowed when and under what conditions and regulations, the accounts and books of the Corporation (except such as may by statute be specifically open to inspection) or any of them shall be open to the inspection of the stockholders; and the stockholders' rights in this respect are and shall be restricted and limited accordingly.

                             ARTICLE XI

                             FISCAL YEAR

         The fiscal year of the Corporation shall end on the thirty first day of December each year commencing with December 31, 1992, unless another date shall be fixed by resolution of the Board of Directors. After such date is fixed, it may be changed for future fiscal years at any time or from time to time by further resolution of the Board of Directors.

                             ARTICLE XII

                                SEAL

         The corporate seal shall be circular in form and shall contain the name of the Corporation, the state of incorporation, and the words "Corporate Seal".

                            ARTICLE XIII

                             AMENDMENTS

         SECTION 1.  By Stockholders.  These Bylaws may be
                     ---------------
    amended by a majority vote of the stock entitled to vote and present or represented at any annual or special meeting of the stockholders at which a quorum is present or represented, if notice of the proposed amendment shall have been contained in the notice of the meeting.

         SECTION 2.  By Directors.  Except as otherwise
                     ------------
    specifically provided in the Bylaws, if any, adopted by the stockholders, these Bylaws may be amended by the affirmative vote of a majority of the Board of Directors, at any regular meeting or special meeting thereof, if notice of the proposed amendment shall have been contained in the notice of such meeting. If any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of the stockholders for the election of directors the Bylaws so adopted or amended or repealed together with a concise statement of the changes made.


                             ARTICLE XIV

               INDEMNIFICATION OF DIRECTORS, OFFICERS,
                        EMPLOYEES AND AGENTS

         The Corporation shall indemnify and reimburse each person, and his heirs, executors or administrators, who is made or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he was or is a director, officer, employee or agent of the Corporation or was or is serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement, actually or reasonably incurred by him in connection with such action, suit or proceeding and shall advance the expenses incurred by any officer or director in defending any such action, suit or proceeding to the full extent permitted by Section 145 of the General Corporation Law of the State of Delaware as it may be amended or supplemented from time to time. Such right of indemnification or advancement of expenses of any such person shall not be deemed exclusive of any other rights to which he may be entitled under any statute, bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

         The foregoing provisions of this Article XIV shall be deemed to be a contract between the Corporation and each person who serves in any capacity specified therein at any time while this bylaw is in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought based in whole or in part upon any such state of facts.

                                                       EXHIBIT 4c

                    AGREEMENT AND FIRST AMENDMENT
                    -----------------------------
                                 TO
                                 --
               REVOLVING CREDIT AGREEMENT (FACILITY A)
               ---------------------------------------


         THIS AGREEMENT AND FIRST AMENDMENT TO REVOLVING CREDIT

    AGREEMENT (FACILITY A) (this "Amendment") dated as of May
                                  ---------
    26,1995 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions
          -------
    listed on the signature pages under the heading Continuing Banks (the "Continuing Banks"), BARCLAYS BANK PLC, as the
                ----------------
    retiring bank (the "Retiring Bank"), CITICORP USA, INC.
                        -------------
    ("Citicorp"), and COMMERZBANK AKTIENGESELLSCHAFT, ATLANTA
      --------
    AGENCY ("Commerzbank" and together with Citicorp collectively
             -----------
    the "New Banks"), and TEXAS COMMERCE BANK NATIONAL
         ---------
    ASSOCIATION, as agent (in such capacity, the "Agent").
                                                  -----
                        PRELIMINARY STATEMENT
                        ---------------------

         (a)  The Company, the Continuing Banks, the Retiring
    Bank and the Agent entered into a Revolving Credit Agreement
    (Facility A) (the "Credit Agreement") dated as of May 27,
                       ----------------
    1994.

         (b) There are no outstanding loan balances or any advances owed by the Company to any of the Banks pursuant to the Credit Agreement.

         (c) The Company has requested that the definition of the term "Maturity Date" be amended, that the reference to $750,000 in the first sentence of Section 9.03(b) be amended,
                                      ---------------
    that the New Banks be made parties to the Credit Agreement and that each of the Continuing Banks and the New Banks have a Commitment equal to the amount shown opposite its signature on the signature pages hereof.

         (d)  All capitalized terms defined in the Credit
    Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Continuing Banks, the New Banks, the Retiring Bank and the Agent hereby agree as follows:

         SECTION 1.  Amendment to the Credit Agreement.  (a) The
                     ---------------------------------
    definition of the term "Maturity Date" contained in Section
    1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

                   "`Maturity Date' means May 24, 1996, or
              the earlier termination of the Commitments
              pursuant to Section 7.01.".
                          ------------

         (b)  The amount, "$750,000," contained in the first
     sentence of Section 9.03(b) is hereby deleted and the amount,
                ---------------
     "$1,000,000," inserted in lieu thereof.

         SECTION 2.  Commitment of Banks.  Effective as of the
                     -------------------
    date hereof, each of the Continuing Banks and the New Banks will be a Bank under the Credit Agreement with a Commitment equal to the amount shown opposite its signature on the signature pages hereof (such Bank's "New Commitment").
                                         --------------

         SECTION 3.  Retiring Bank.  (a) The Retiring Bank is
                     -------------
    executing this Amendment solely for the purpose of consenting to the amendment of the Credit Agreement. Upon the effectiveness of this Amendment, the Retiring Bank shall have no commitment or obligation to the Company under the Credit Agreement and the Company shall have no obligation to the Retiring Bank under the Credit Agreement, except for the payment of Commitment Fees for the period from April 1, 1995 to the date hereof.

         (b) The Retiring Bank agrees to promptly return its Note to the Company.

         SECTION 4.  Conditions to Effectiveness.  This Amendment
                     ---------------------------
    shall become effective when, and only when, the following conditions have been fulfilled:

         (a) the Company, the Continuing Banks, the New Banks and the Retiring Bank shall have executed a counterpart of this Amendment;

         (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company, the Continuing Banks, the New Banks and the Retiring Bank;

         (c)  the Company shall have delivered a Note to each New
    Bank dated the date of this Amendment and payable to the order of such New Bank in the amount of such New Bank's New
    Commitment; and

         (d) the Agent shall have received from the Company a certificate of the Secretary or Assistant Secretary of the Company certifying that attached thereto is (i) a true and complete copy of the general borrowing resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance of the Credit Agreement, as amended hereby, and (ii) the incumbency and specimen signature of each officer of the Company executing this Amendment.

         SECTION 5.  Representations and Warranties True; No
                     ---------------------------------------
    Default or Event of Default.  The Company hereby represents
    ---------------------------
    and warrants to the Agent, the Continuing Banks, the New Banks and the Retiring Bank that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.

         SECTION 6.  Reference to the Credit Agreement and Effect
                     -------------------------------------------
    on the Notes.
    ------------

         (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.

         (b) Upon the effectiveness of this Amendment, each reference in the Notes to "the Credit Agreement" shall mean and be a reference to the Credit Agreement, as amended and affected hereby.

         (c) Upon the effectiveness of this Amendment, (i) each reference in the Credit Agreement and the Notes to "a Bank" or to "the Banks" shall mean and include respectively a reference to a "Continuing Bank" and to a "New Bank" or to the "Continuing Banks" and to the "New Banks" and their respective successors and assigns, (ii) each reference in the Credit Agreement and the Notes to a Bank's "Commitment" shall mean and be a reference to such Bank's "New Commitment,"
    (iii) each reference in the Credit Agreement and the Notes to "a Note" or "the Notes" shall mean and be a reference respectively to the Notes issued by the Company under the Credit Agreement and the Notes dated the date hereof and delivered to the New Banks pursuant to this Amendment.

         (d) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.

         SECTION 7.  GOVERNING LAW.  THIS AMENDMENT SHALL BE
                     -------------
    GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE COMPANY, THE CONTINUING BANKS, THE NEW BANKS, THE RETIRING BANK AND THE AGENT AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.

         SECTION 8.  Descriptive Headings.  The section headings
                     --------------------
    appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.

         SECTION 9.  FINAL AGREEMENT OF THE PARTIES.  THE CREDIT
                     ------------------------------
    AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN
    SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.

         SECTION 10.  Execution in Counterparts.  This Amendment
                      -------------------------
    may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.



                                  TANDY CORPORATION


                                  By:  /s/ Dwain H. Hughes
                                       --------------------------
                                  Name:  Dwain H. Hughes
                                  Title:  Senior Vice President
                                          and Chief Financial
                                          Officer

                                  TEXAS COMMERCE BANK
                                  NATIONAL ASSOCIATION, as Agent


                                  By:  /s/ B. B. Wuthrich
                                       --------------------------
                                  Name:  B. B Wuthrich
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                                  By:  /s/ W. Thomas Barnett
                                       --------------------------
                                  Name:  W. Thomas Barnett
                                  Title: Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   THE BANK OF NEW YORK



                                  By:  /s/ Ian K. Stewart
                                       --------------------------
                                  Name:  Ian K. Stewart
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    BANK ONE, TEXAS, N.A.



                                  By:  /s/ John D. Hudgens
                                       --------------------------
                                  Name:  John D. Hudgens
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   THE BANK OF TOKYO TRUST COMPANY



                                  By:  /s/ Victor Bulzacchelli
                                       --------------------------
                                  Name:  Victor Bulzacchelli
                                  Title:  Vice President &
                                          Manager

    Commitment:                   Continuing Banks
    ----------                    ----------------
    $7,500,000                    THE CHASE MANHATTAN BANK, N.A.



                                  By:  /s/ Ellen Gertzog
                                       --------------------------
                                  Name:  Ellen Gertzog
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   BANK OF AMERICA ILLINOIS
                                  (formerly Continental Bank
                                   N.A.)



                                  By:  /s/ W. Thomas Barnett
                                       --------------------------
                                  Name:  W. Thomas Barnett
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   CREDIT LYONNAIS NEW YORK BRANCH



                                  By:  /s/ Robert Ivosevich
                                       --------------------------
                                  Name:  Robert Ivosevich
                                  Title:  Senior Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------
    $10,000,000                   THE FIRST NATIONAL BANK OF
                                  BOSTON


                                  By:  /s/ Bethann R. Halligan
                                       --------------------------
                                  Name:  Bethann R. Halligan
                                  Title:  Managing Director

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    FIRST UNION NATIONAL BANK OF
                                  NORTH CAROLINA



                                  By:  /s/ Alan P. Spurgin
                                       --------------------------
                                  Name:  Alan P. Spurgin
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   MELLON BANK, N.A.



                                  By:  /s/ Mark T. Kennedy
                                       --------------------------
                                  Name:  Mark T. Kennedy
                                  Title:  Assistant Vice
                                          President

    Commitment:                   Continuing Banks
    ----------                    ----------------
    $15,000,000                   NATIONAL WESTMINSTER BANK, Plc
                                  New York Branch


                                  By:  /s/ Stephen R. Parker
                                      ---------------------------
                                  Name:  Stephen R. Parker
                                  Title:  Vice President


                                  NATIONAL WESTMINSTER BANK, Plc
                                  Nassau Branch



                                  By:  /s/ Stephen R. Parker
                                       --------------------------
                                  Name:  Stephen R. Parker
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   NATIONSBANK OF TEXAS, N.A.



                                  By:  /s/ Vincent A. Liberio
                                       --------------------------
                                  Name:  Vincent A. Liberio
                                  Title:  Senior Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   SOCIETE GENERALE, SOUTHWEST
                                    AGENCY
                                  By:  /s/ Louis P. Laville, III
                                       --------------------------
                                  Name:  Louis P. Laville, III
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    THE SUMITOMO BANK, LIMITED
                                  HOUSTON AGENCY



                                  By:  /s/ Tatsuo Ueda
                                      --------------------------
                                  Name:  Tatsuo Ueda
                                  Title:  General Manager

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $20,000,000                   TEXAS COMMERCE BANK
                                  NATIONAL ASSOCIATION



                                  By:  /s/ B. B. Wuthrich
                                      --------------------------
                                  Name:  B. B. Wuthrich
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   TORONTO DOMINION (TEXAS), INC.

                                  By:  /s/ Diane Bailey
                                      --------------------------
                                  Name:  Diane Bailey
                                  Title:  Vice President

    Commitment:                   New Banks
    ----------                    ---------

    $5,000,000                    CITICORP USA, INC.



                                  By:  /s/ Barbara A. Cohen
                                       --------------------------
                                  Name:  Barbara A. Cohen
                                  Title:  Vice President

    Commitment:                   New Banks
    ----------                    ---------

    $5,000,000                  COMMERZBANK, AKTIENGESELLSCHAFT,
                                  ATLANTA AGENCY



                               By:  /s/ E. Kagerer    /s/ C. Rost
                                    -----------------------------
                               Name:  E. Kagerer          C. Rost
                               Title: Asst. Vice President/
                                                 Asst. Treasurer

    Commitment:                   Retiring Bank
    ----------                    -------------

    $0                            BARCLAYS BANK PLC



                                  By:  /s/ John Giannone
                                       --------------------------
                                  Name:  John Giannone
                                  Title:  Director

                                                       EXHIBIT 4d

                    AGREEMENT AND FIRST AMENDMENT
                    -----------------------------
                                 TO
                                 --
               REVOLVING CREDIT AGREEMENT (FACILITY B)
               ---------------------------------------


         THIS AGREEMENT AND FIRST AMENDMENT TO REVOLVING CREDIT

    AGREEMENT (FACILITY B) (this "Amendment") dated as of May
                                  ---------
    26,1995 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions
          -------
    financial institutions listed on the signature pages under the heading Continuing Banks (the "Continuing Banks"),
                                       ----------------
    BARCLAYS BANK PLC, as the retiring bank (the
    "Retiring Bank"), CITICORP USA, INC. ("Citicorp"), and
    --------------                         --------
    COMMERZBANK AKTIENGESELLSCHAFT, ATLANTA AGENCY ("Commerzbank"
                                                     -----------
    and together with Citicorp collectively the "New Banks"), and
                                                 ---------
    TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent (in such capacity, the "Agent").
                   -----



                           PRELIMINARY STATEMENT
                           ---------------------

         (a)  The Company, the Continuing Banks, the Retiring
    Bank and the Agent entered into a Revolving Credit Agreement
    (Facility B) (the "Credit Agreement") dated as of May 27,
                       ----------------
    1994.

         (b) There are no outstanding loan balances or any advances owed by the Company to any of the Banks pursuant to the Credit Agreement.

         (c) The Company has requested that the reference to $750,000 in the first sentence of Section 9.03(b) be amended,
                                      ---------------
    that the New Banks be made parties to the Credit Agreement and that each of the Continuing Banks and the New Banks have a Commitment equal to the amount shown opposite its signature on the signature pages hereof.

         (d)  All capitalized terms defined in the Credit
    Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Continuing Banks, the New Banks, the Retiring Bank and the Agent hereby agree as follows:
         SECTION 1.  Amendment to Section 9.03(b) of the Credit
                     -------------------------------------------
    Agreement. The amount, "$750,000," contained in the first
    ---------
    sentence of Section 9.03(b) is hereby deleted and the amount,
                ---------------
    "$1,000,000,"inserted in lieu thereof.

         SECTION 2.  Commitment of Banks.  Effective as of the
                     -------------------
    date hereof, each of the Continuing Banks and the New Banks will be a Bank under the Credit Agreement with a Commitment equal to the amount shown opposite its signature on the signature pages hereof (such Bank's "New Commitment").
                                         --------------

         SECTION 3.  Retiring Bank.  (a) The Retiring Bank is
                     -------------
    executing this Amendment solely for the purpose of consenting to the amendment of the Credit Agreement. Upon the effectiveness of this Amendment, the Retiring Bank shall have no commitment or obligation to the Company under the Credit Agreement and the Company shall have no obligation to the Retiring Bank under the Credit Agreement (except for the payment of Commitment Fees due to the Retiring Bank for the period from April 1, 1995 to the date hereof).

         (b) The Retiring Bank agrees to promptly return its Note to the Company.

         SECTION 4.  Conditions to Effectiveness.  This Amendment
                     ---------------------------
    shall become effective when, and only when, the following conditions have been fulfilled:

         (a) the Company, the Continuing Banks, the New Banks and the Retiring Bank shall have executed a counterpart of this Amendment;

         (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company, the Continuing Banks, the New Banks and the Retiring Bank; and

         (c)  the Company shall have delivered a Note to each New
    Bank dated the date of this Amendment and payable to the order of such New Bank in the amount of such New Bank's New
    Commitment.

         SECTION 5.  Representations and Warranties True; No
                     ---------------------------------------
    Default or Event of Default.  The Company hereby represents
    ---------------------------
    and warrants to the Agent, the Continuing Banks, the New Banks and the Retiring Bank that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.

         SECTION 6.  Reference to the Credit Agreement and Effect
                     --------------------------------------------
    on the Notes.
    ------------

         (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.

         (b) Upon the effectiveness of this Amendment, each reference in the Notes to "the Credit Agreement" shall mean and be a reference to the Credit Agreement, as amended and affected hereby.

         (c) Upon the effectiveness of this Amendment, (i) each reference in the Credit Agreement and the Notes to "a Bank" or to "the Banks" shall mean and include respectively a reference to a "Continuing Bank" and to a "New Bank" or to the "Continuing Banks" and to the "New Banks" and their respective successors and assigns, (ii) each reference in the Credit Agreement and the Notes to a Bank's "Commitment" shall mean and be a reference to such Bank's "New Commitment,"
    (iii) each reference in the Credit Agreement and the Notes to "a Note" or "the Notes" shall mean and be a reference respectively to the Notes issued by the Company under the Credit Agreement and the Notes dated the date hereof and delivered to the New Banks pursuant to this Amendment.

         (d) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.

         SECTION 7.  GOVERNING LAW.  THIS AMENDMENT SHALL BE
                     -------------
    GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE COMPANY, THE CONTINUING BANKS, THE NEW BANKS, THE RETIRING BANK AND THE AGENT AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.

         SECTION 8.  Descriptive Headings.  The section headings
                     --------------------
    appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.

         SECTION 9.  FINAL AGREEMENT OF THE PARTIES.  THE CREDIT
                     ------------------------------
    AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN
    SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.

         SECTION 10.  Execution in Counterparts.  This Amendment
                      -------------------------
    may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.

                                  TANDY CORPORATION


                                  By:  /s/ Dwain H. Hughes
                                      --------------------------
                                  Name:  Dwain H. Hughes
                                  Title:  Senior Vice President
                                          and Chief Financial
                                          Officer

                                  TEXAS COMMERCE BANK
                                  NATIONAL ASSOCIATION, as Agent



                                  By:  /s/ B. B. Wuthrich
                                      ---------------------------
                                  Name:  B. B. Wuthrich
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                                  By:  /s/ W. Thomas Barnett
                                       ------------------------
                                  Name:  W. Thomas Barnett
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------
    $15,000,000                   THE BANK OF NEW YORK



                                  By:  /s/ Ian K. Stewart
                                       ------------------------
                                  Name:  Ian K. Stewart
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    BANK ONE, TEXAS, N.A.



                                  By:  /s/ John D. Hudgens
                                       ------------------------
                                  Name:  John D. Hudgens
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   THE BANK OF TOKYO TRUST COMPANY



                                  By:  /s/ Victor Bulzacchelli
                                      --------------------------
                                  Name:  Victor Bulzacchelli
                                  Title:  Vice President &
                                          Manager

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    THE CHASE MANHATTAN BANK, N.A.



                                  By:  /s/ Ellen Gertzog
                                       ------------------------
                                  Name:  Ellen Gertzog
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   BANK OF AMERICA ILLINOIS
                                  (formerly Continental Bank
                                   N.A.)



                                  By:  /s/ W. Thomas Barnett
                                      ------------------------
                                  Name:  W. Thomas Barnett
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   CREDIT LYONNAIS NEW YORK BRANCH



                                   By:  /s/ Robert Ivosevich
                                       --------------------------
                                  Name:  Robert Ivosevich
                                  Title:  Senior Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   THE FIRST NATIONAL BANK OF
                                  BOSTON



                                  By:  /s/ Bethann R. Halligan
                                       ------------------------
                                  Name:  Bethann R. Halligan
                                  Title:  Managing Director

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    FIRST UNION NATIONAL BANK OF
                                  NORTH CAROLINA



                                  By:  /s/ Alan P. Spurgin
                                      --------------------------
                                  Name:  Alan P. Spurgin
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   MELLON BANK, N.A.



                                  By:  /s/ Mark T. Kennedy
                                      --------------------------
                                  Name:  Mark T. Kennedy
                                  Title:  Assistant Vice
                                          President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   NATIONAL WESTMINSTER BANK, Plc
                                  New York Branch



                                  By:  /s/ Stephen R. Parker
                                      --------------------------
                                  Name:  Stephen R. Parker
                                  Title:  Vice President


                                  NATIONAL WESTMINSTER BANK, Plc
                                  Nassau Branch



                                  By:  /s/ Stephen R. Parker
                                       ------------------------
                                  Name:  Stephen R. Parker
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $15,000,000                   NATIONSBANK OF TEXAS, N.A.



                                  By:  /s/ Vincent A. Liberio
                                      ------------------------
                                  Name:  Vincent A. Liberio
                                  Title:  Senior Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   SOCIETE GENERALE, SOUTHWEST
                                  AGENCY



                                  By:  /s/ Louis P. Laville III
                                       --------------------------
                                  Name:  Louis P. Laville III
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $7,500,000                    THE SUMITOMO BANK, LIMITED
                                  HOUSTON AGENCY



                                  By:  /s/ Tatsuo Ueda
                                       ------------------------
                                  Name:  Tatsuo Ueda
                                  Title:  General Manager

    Commitment:                   Continuing Banks
    ----------                    ----------------
    $20,000,000                   TEXAS COMMERCE BANK
                                  NATIONAL ASSOCIATION



                                  By:  /s/ B. B. Wuthrich
                                       ------------------------
                                  Name:  B. B. Wuthrich
                                  Title:  Vice President

    Commitment:                   Continuing Banks
    ----------                    ----------------

    $10,000,000                   TORONTO DOMINION (TEXAS), INC.



                                  By:  /s/ Diane Bailey
                                       ------------------------
                                  Name:  Diane Bailey
                                  Title:  Vice President

    Commitment:                   New Banks
    ----------                    ---------

    $5,000,000                    CITICORP USA, INC.



                                  By:  /s/ Barbara A. Cohen
                                      --------------------------
                                  Name:  Barbara A. Cohen
                                  Title:  Vice President

    Commitment:                   New Banks
    ----------                    ---------
    $5,000,000                 COMMERZBANK, AKTIENGESELLSCHAFT,
                                  ATLANTA AGENCY


                             By:  /s/ E. Kagerer      /s/ C. Rost
                                  -------------------------------
                                  Name:  E. Kagerer       C. Rost
                                  Title: Asst. Vice President/
                                                 Asst. Treasurer

    Commitment:                   Retiring Bank
    ----------                    -------------

    $0                            BARCLAYS BANK PLC



                                  By:  /s/ John Giannone
                                      ------------------------
                                  Name:  John Giannone
                                  Title:  Director

                                                      EXHIBIT 10b


    January 1, 1996


    TO:

    FROM:          Richard Ramsey

    SUBJECT:       Compensation Plan, Fiscal Year 1996


    Your compensation plan for fiscal year 1996 is outlined below.

    I.   FY 1996 Base Salary
         -------

         Your Base Salary for FY96 shall be $


    II. Your bonus for FY96 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

         3.   STOCK PRICE
         a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1995 and 1996.

         b.   If Tandy's average daily closing stock
         price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Income and Earnings Per Share will be
           calculated excluding the effect of
           Financial Accounting Standards
           requirements i.e. FAS121.

           Your factors to be used for each of the
           calculations above are as follows:

              1.  Income  increase:  $

              2.  Earnings per share increase:  $

              3.  Stock price increase: $

    Page 2
    January 1, 1996
    Compensation Plan, FY96



         INCOME - TE, ETC.
         Each percentage point of positive change that the TE-US, TE-Asia, RSU and Tandy
         Transportation net income (Pre Admin)
         increases from the prior year times a factor of $.

         INCOME - REPAIR, ETC.
         Each percentage point of positive change that the Repair Operations, TPA Consolidated and the Central Operating Distribution net income
         (Pre Admin) increases from the prior year times a factor of $.

         Percentages shall be calculated to two
         decimal points.

    III. Minimum Bonus

    Minimum Threshold Increase Percent for Each Target
    --------------------------------------------------
    Incentive Goal
    --------------
                                       Minimum Increase %
                                       ------------------
              1.  Tandy Corp Income              2

              2.  Earnings per share             3

              3.  Stock price
                   a.  Tandy Stock Increase      5
                   b.  Peer Group                N/A

              4.  Net Income - TE, etc.          5

              5.  Net Income - Repair, etc.      4

         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds 9% of your base salary.

         Bonus will only be paid on each goal which
                    ----
         exceeds the Minimum Increase % set forth above.

    IV.  Maximum Bonus:

         The bonus paid will be limited to an amount not to exceed $.

    Page 3
    January 1, 1996
    Compensation Plan, FY96



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

    January 1, 1996


    TO:

    FROM:          Richard Ramsey

    SUBJECT:       Compensation Plan, Fiscal Year 1996


    Your compensation plan for fiscal year 1996 is outlined below.

    I.   FY 1996 Base Salary
         -------

         Your Base Salary for FY96 shall be $.


    II. Your bonus for FY96 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

         3.   STOCK PRICE
         a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1995 and 1996.

         b.  If Tandy's average daily closing stock
         price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

          Income and Earnings Per Share will be
          calculated excluding the effect of
          Financial Accounting Standards requirements i.e. FAS 121. Percentages shall be calculated to two decimal points.

          Your factors to be used for each of the
          calculations above are as follows:

              1.  Income  increase:  $

              2.  Earnings per share increase:  $

              3.  Stock price increase: $

    Page 2
    January 1, 1996
    Compensation Plan, FY96

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

         Bonus will only be paid on each goal which
                    ----
         exceeds the Minimum Increase % set forth above.

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

    January 1, 1996


    TO:

    FROM:          Richard Ramsey

    SUBJECT:       Compensation Plan, Fiscal Year 1996


    Your compensation plan for fiscal year 1996 is outlined below.

    I.   FY 1996 Base Salary
         -------

         Your Base Salary for FY96 shall be $.


    II. Your bonus for FY96 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

          Income and Earnings Per Share will be
          calculated excluding the effect of
          Financial Accounting Standards requirements i.e. FAS121. Percentages shall be calculated to two decimal points.

          Your factors to be used for each of the
          calculations above are as follows:

              1.  Income  increase:  $

              2.  Earnings per share increase:  $

              3.  Stock price increase: $

    Page 2
    January 1, 1996
    Compensation Plan, FY96


         REAL ESTATE
         -----------

         An additional bonus will be paid equal to the amounts paid to Mr. R. Evans and Mr. A.
         Zeinfeld for their Real Estate elements ie paragraphs 2 and 3 on Evans and Zeinfeld's pay plans. If either leave the company their calculation will become discretionary based on performance of the objectives incorporated in their plan.


    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
    Incentive Goal
    --------------

                                          Minimum
                                          -------
              1.  Income                2% Increase

              2.  Earnings per share    3% Increase

              3.  Stock price
               a.  Tandy Stock Increase  5% Increase
               b.  Peer Group               N/A

         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds 12% of your base salary.

         Bonus will only be paid on each goal which
                    ----
         exceeds the Minimum Increase % set forth above.

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

    December 31, 1995


    TO:

    FROM:          Richard Ramsey

    SUBJECT:       Compensation Plan, Fiscal Year 1996

    Your compensation plan for fiscal year 1996, as approved by the Organization and Compensation
    Committee of the Board of Directors, is outlined below.

    I.   FY 1996 Base Salary
         -------

         Your Base Salary for FY96 shall be $.

    II. Your bonus for FY96 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

         3.   STOCK PRICE
         a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1995 and 1996.

         b.   If Tandy's average daily closing stock
         price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Income and Earnings Per Share will be
           calculated excluding the effect of
           Financial Accounting Standards
           requirements i.e. FAS121.  Percentages
           shall be calculated to two decimal points.

           Your factors to be used for each of the
           calculations above are as follows:

              1.  Income  increase:  $

              2.  Earnings per share increase:  $

              3.  Stock price increase: $

    Page 2
    December 31, 1995
    Compensation Plan, FY96






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

         Bonus will only be paid on each goal which
                    ----
         exceeds the Minimum Increase % set forth above.

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

    January 1, 1996

    TO:

    FROM:          Richard Ramsey

    SUBJECT:       Compensation Plan, Fiscal Year 1996


    Your compensation plan for fiscal year 1996 is outlined below.

    I.   FY 1996 Base Salary
         -------

         Your Base Salary for FY96 shall be $.


    II. Your bonus for FY96 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

         The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

         TARGET INCENTIVE GOALS:

         TANDY CORPORATION
              a.  INCOME
          Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from the prior year.

              b.  EARNINGS PER SHARE
          Each percentage point of positive change that the Tandy Corporation earnings per share increases from the prior year.

              c.  STOCK PRICE
          Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1995 and 1996.
          If Tandy's average daily closing stock
          price outperforms the "Peer Group's"
          average daily closing stock price, you will receive an additional bonus of $.

          Income and Earnings Per Share will be
          calculated excluding the effect of
          Financial Accounting Standards requirements i.e. FAS121.

    Page 2
    January 1, 1996
    Compensation Plan, FY96


         RADIO SHACK
           INCOME
          Each percentage point of positive change that the Radio Shack Division net income
          (before income taxes) increase from the
          prior year.

         Radio Shack results will be adjusted to
         reflect TE Manufacturing and distribution operations for 1995 and 1996.

         Percentages shall be calculated to two
         decimal points.

         Your factors to be used for each of the
         calculations above are as follows:

                   TANDY
                   a.  Income increase:  $
                   b.  Eanings per share increase: $
                   c.  Stock price increase: $

                   RADIO SHACK
                   Income:  $

    III. Minimum Bonus

         Minimum Threshold Increase Percent for Each Target
         --------------------------------------------------
    Incentive Goal
    --------------

                                               Minimum Increase %
                                               ------------------
         TANDY
              a.  Income                                 2

              b.  Earnings per share                     3

              c.  Stock price
                   a.  Tandy Stock Increase              5
                   b.  Peer Group                        N/A

         RADIO SHACK
             Income                                      2


         Bonus amounts earned from each of the factors which exceed the minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds 12% of your base salary.

         Bonus will only be paid on each goal which
                    ----
         exceeds the Minimum Increase % set forth above.

    Page 3
    January 1, 1996
    Compensation Plan, FY96

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

                                                      EXHIBIT 10l
                           FIRST RESTATED
                           TRUST AGREEMENT
                           TANDY EMPLOYEES
                     SUPPLEMENTAL STOCK PROGRAM
                        DATED JANUARY 1, 1996
                       (THROUGH AMENDMENT IV)


          AGREEMENT made as of this 1st day of January, 1996, between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas, hereinafter called "Tandy", and Bank One Texas, NA, hereinafter called "Trustee";

                             WITNESSETH

          THAT WHEREAS, Tandy desires to establish, on behalf of its eligible employees, a Trust for the purposes of receiving and holding Tandy Corporation Common Stock ("Tandy Stock") and other property and the paying of certain benefits, as set out hereinafter, on behalf of its eligible employees who due to benefit limitations in applicable tax laws under the Internal Revenue Code are unable to have further contributions made on their behalf under the Tandy Fund, formerly the Tandy Employees Deferred Salary and Investment Plan or DIP;

          WHEREAS, the program provides for employee payroll deductions at a rate up to 8% of a Participant's Earnings after the Participant has reached the maximum Tandy Fund, formerly DIP, contribution and a Company matching contribution equal to 80% of the Participant's payroll deduction being paid over to Tandy and the crediting of these funds to a Participant's account, the balance of which will be used to purchase Tandy Stock, at regular intervals at current market prices, which Tandy Stock will be held by the Trustee until such time as a Participant meets the withdrawal or distribution requirements set out in the Program; and

        WHEREAS, Tandy desires to designate the Trustee to hold, manage and disburse Trust Funds.

          NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

                                  I

                NAME, EFFECTIVE DATE AND PROGRAM YEAR

          A. NAME OF TRUST: The Trust herein created, and sometimes for convenience referred to herein as the "Program", shall be known as the "Tandy Employees
    Supplemental Stock Program".

         B. EFFECTIVE DATE: This Agreement shall be effective as of the 1st day of September, 1989.

          C.    PROGRAM  YEAR: The Program Year shall end on
    December 31 of each year.

                                 II

                           ADMINISTRATION

          A. APPOINTMENT OF ADMINISTRATIVE COMMITTEE: The Tandy Board of Directors shall appoint a committee to be known as the "Administrative Committee", hereinafter referred to as the "Committee", to administer the Program. This Committee shall consist of three or more members who shall not necessarily be employees of Tandy. Tandy shall advise the Trustee of the names of the members of the Committee, and the Trustee shall be entitled to rely thereon until similarly advised of a change in the membership of the Committee.

          B. TERM OF OFFICE OF COMMITTEE MEMBERS: Each member of the Committee shall hold office until his death, disability, resignation or removal from office. Any member of the Committee may be removed by the Tandy Board of Directors at its pleasure. Any Committee member may resign by delivering his written resignation to Tandy and to the Committee. Vacancies in the Committee arising from any cause whatsoever shall be filled by the Tandy Board of Directors.

         C. POWERS AND DUTIES: The Committee shall administer the Program in accordance with its terms and shall have all powers necessary to carry out the provisions of the Program.
    Without limiting the generality of the foregoing, the Committee shall have the following powers:

              (1) To make and publish such rules and regulations as it may deem necessary to carry out the provisions of the Program;

               (2) To determine all questions arising in the administration, interpretation and application of the Program, including questions of eligibility of employees and the status and rights of Participants, Beneficiaries and any other person hereunder;

               (3) To deliver funds or purchase Tandy Stock for delivery to the Trustee, as more particularly specified hereinafter;

               (4) To authorize all disbursements by the Trustee from the Trust Fund;

               (5) To direct the Trustee to sell Tandy Stock to Tandy or on the open market for the purpose of funding
    Financial Hardship withdrawals under the Program;

               (6)  To decide any dispute arising hereunder;

               (7) To construe the provisions of the Program and to correct any defects therein; and

               (8) To provide procedures for the determination of claims for benefits.

               The determination of the Committee as to any questions arising hereunder shall be conclusive and binding on all persons.

          D. ORGANIZATION AND OPERATION OF THE COMMITTEE: The Committee shall act by a majority of its members at the time in office, and such action may be taken either by a vote at a meeting or in writing without a meeting; however, a Committee member shall not vote on any question relating specifically to himself, but any necessary action regarding such Committee member shall be decided by the remaining members of the Committee. In the event the remaining members of the Committee are unable to agree upon the disposition of any question, the Tandy Board of Directors shall appoint another person eligible for membership on the Committee to serve as a temporary member for the purpose of reaching a decision on the matter in issue. Such matters shall then be determined by a majority of the Committee, including said temporary member.

          The Committee may authorize any one or more of its members to execute any document or documents on behalf of the Committee, in which event the Committee shall notify the Trustee in writing of such action and the name and names of its members so designated. The Trustee thereafter shall accept and rely upon any document executed by such member or members as representing action by the Committee until the Committee shall file with the Trustee a written revocation of such designation.

          The Committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs, and may appoint such accountants, counsel, specialists, and other persons as it deems necessary or desirable in connection with the administration of the Program. Such accountants and counsel may, but need not be accountants and counsel for Tandy. The Committee shall be entitled to rely conclusively upon, and shall be fully protected in any action taken by it in good faith in relying upon any opinions or reports which shall be furnished to it by any such accountant, counsel, or other specialist.

          The Committee and the Trustee may by agreement in writing arrange for the Committee and/or Tandy to perform any of the Trustee's ministerial functions, including but not limited to the maintenance of records of accounts of each Participant, preparation and distribution of Internal Revenue Service, Securities and Exchange Act, or Labor Department forms or documents required to be provided to each Participant, and delivery of Tandy Stock or cash to the Trustee.

          Tandy may furnish the Committee with such clerical assistance on a full or part time basis as shall from time to time be reasonable or desirable to assist in the administration of the Program, and shall pay all costs and expenses, including Trustee's fees and expenses, incurred in the administration of the Program, save and except those specified in Section III E; and save and except those costs and expenses, including attorneys' fees, which are charged to the accounts of Participant's by a court of competent jurisdiction in any litigation in which the Program or any of its fiduciaries are a party.

          E. RECORDS AND REPORTS: The Committee shall keep a record of all its proceedings and acts, and shall keep all such books of account, records, and other data as may be necessary for the proper administration of the Program. The Committee shall notify the Trustee and the Tandy Board of Directors of any action taken by the Committee, and, when required, shall notify any other interested person or persons. The Committee will specifically maintain separate records as to each Participant's account. Within a reasonable period of time after the end of each calendar quarter the Committee shall notify each Participant of the total number of shares credited to his account which will include the employee's contributions, other contributions and Company contributions and the cost basis of said shares.

          F.    IMMUNITY  FROM  LIABILITY:   No member of the
    Committee shall incur any liability for any action or failure to act, excepting liability for his own gross negligence or willful misconduct. Tandy shall indemnify each member of the Committee against any and all claims, losses, damages, expenses and liabilities, including any amounts paid in settlement with the Committee's approval, arising from any action or failure to act, except when the same is judicially determined to be due to the gross negligence or willful misconduct of such member. The Committee may, at its discretion, require the written approval or disapproval of Tandy prior to taking action in any particular matter made the subject of its responsibility hereunder.

           G.     CONCLUSIVENESS OF DETERMINATION OF  COMPANY
    CONTRIBUTIONS: Neither the Trustee, Tandy nor the Committee shall be under any duty to inquire into the correctness of the amounts contributed and paid over to Tandy by a Company in accordance with the applicable section hereof; nor shall the Trustee, Tandy or the Committee or any other person be under any duty to enforce the payment of the contributions to be made under the applicable sections hereof; and the determination by the Company of its contributions hereunder shall be final and conclusive upon all persons.

         H.   REVERSION AND DIVERSION:

               (1) REVERSION: Under no circumstances can a Company recover any part of the contributions made to this Program and credited to a Participant's account.

              (2) DIVERSION: No part of the Trust Fund created by this Program except as required to pay taxes and administrative expenses, shall be used or diverted to purposes other than for the exclusive benefit of the Participants or their beneficiaries or estates.
                                 III

                          TRUST AND TRUSTEE

          A. ESTABLISHMENT AND ACCEPTANCE OF TRUST: The Trustee shall receive any contributions paid to it in cash or Tandy Stock. All contributions so received, and Tandy Stock purchased therefrom, shall be known for purposes of this Agreement as the "Trust Fund", and shall be held, managed and administered in Trust at the request of and for the benefit of Participants pursuant to the terms of this Agreement. The Trustee hereby accepts the Trust created hereunder and agrees to perform the duties provided for under this Agreement.

         B. POWERS OF THE TRUSTEE: The Trustee shall have all the powers granted by the terms of Title 9 of the Property Code of the State of Texas as it now exists, or as it may be amended, and in addition thereto and not in modification or limitation thereof, the Trustee shall have the following powers:

               (1) To invest the contributions and earnings thereon of Tandy or Company in Tandy Stock as soon as practicable after receipt thereof, but to hold cash temporarily uninvested without liability for interest thereon when the investment of such cash is impracticable;

              (2) To keep the Trust Fund in Tandy Stock, to meet contemplated withdrawals, as the Committee shall specify in written requests;

               (3) To hold Tandy Stock purchased as investments for the Trust Fund in its name or in the name of its nominees;

               (4)  To sell, exchange, convey, transfer, or
    otherwise dispose of any Tandy Stock held by it, by private contract or at public auction, to fund Financial Hardship withdrawals on behalf of and for the benefit of the affected Participant;

               (5) Subject to Section XII hereof, to vote upon any stocks, bonds, or other securities; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options; and to make any payments incidental thereto; to oppose or consent to or otherwise participate in, corporate reorganization or other change affecting corporate securities and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities or other properties held as a part of the Trust Fund;

              (6) To settle, compromise or submit to arbitration any claims, debts or damages due or owing to or from the Trust Fund, to commence or defend suits or legal or administrative proceedings; or

               (7) To delegate to Tandy and/or the Committee by agreement in writing, such ministerial, record keeping and discretionary duties as may be agreed upon, including but not limited to the maintenance of records of account of Participants, the quarterly determination of each Participant's account, and the number of shares of Tandy Stock purchased, delivered, or distributed by it.

               The powers granted to the Trustee under this
    Section III B shall be exercised by the Trustee in its discretion; however, the Committee may at any time and from time to time, by written direction to the Trustee, require the Trustee to obtain the written approval of the Committee before exercising such powers, as may be specified in such direction. Any such direction may be of a continuing nature or otherwise, and may be revoked in writing by the Committee at any time. Neither the Trustee nor any other person shall be under any duty to question any such direction of the Committee and the Trustee shall as promptly as possible comply with any directions given by the Committee hereunder. The Trustee shall not be responsible for any loss which may result from the failure or refusal of the Committee to give any such required approval.

          C. INVESTMENT OF THE TRUST FUND: The Trustee shall at regular intervals at current market prices invest all of the assets of the Trust Fund in Tandy Stock.

          D. PAYMENTS FROM THE FUND: The Trustee shall from time to time, on the written direction of the Committee, make distributions out of the Trust Fund to the Participants or the Participants' Beneficiaries, estates or Alternate Payees, in such manner, in such Tandy Stock, and for such purposes as may be specified in written directives of the Committee and upon any such distribution being made, the amount thereof shall no longer constitute a part of the Trust Fund. The Trustee shall not be responsible in any way for the application of such distributions or for the adequacy of the Trust Fund to meet and discharge any and all liabilities under the Program.

          E. FEES AND EXPENSES OF THE TRUSTEE: The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon in writing by Tandy and the Trustee. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees, incurred by it in the administration of the Trust Fund, except as hereinafter provided. Such compensation and expenses incurred shall be paid by Tandy, but until paid shall constitute a charge upon the Trust Fund; provided, however, that Tandy shall have no obligation to pay such compensation and expenses, including counsel fees, as are charged to the accounts of Participants by a court of competent jurisdiction in any litigation in which the Program or any of its fiduciaries are a party. All costs and expenses incurred in connection with the purchase, sale and transfer of securities, and all taxes of any and all kinds whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund, or the income thereof, shall be paid by the Trustee from the Trust Fund.

           F.    ACCOUNTING:  The Trustee, or Tandy or the
    Committee by written agreement with the Trustee, shall keep accurate and detailed accounts of all receipts, disbursements and other transactions hereunder.

          Within a reasonable time after the close of the Program Year and within one hundred twenty (120) days following the resignation or removal of the Trustee or termination of the Program, the Trustee shall render a complete accounting for the Program Year preceding or then ended, as the case may be, to a firm of independent public accountants to be selected by Tandy. Such accountants shall have full authority to examine the Trustee's records and accounts relating to the Program and to submit written reports thereon to Tandy.

          Within a reasonable time after the close of the taxable year of the Trust, which is hereby established to end on December 31 of each year, and within one hundred twenty (120) days following the resignation or removal of the Trustee or termination of the Trust, the Trustee shall render a complete accounting for the taxable year preceding or then ended, as the case may be, to Tandy or to a firm of independent public accountants to be selected by Tandy. Such accountants shall have full authority to examine the Trustee's records and accounts relating to the Trust and to submit written reports thereon to Tandy.

          Within a reasonable time after the close of the Program Year, the Trustee shall transmit to each Participant, in such form as the Trustee shall determine, a statement setting forth the interest of each such Participant in the Program. Such statement shall be deemed correct unless written notice to the contrary shall be delivered to the Trustee by a Participant within thirty (30) days following the mailing or delivery of such statement to the Participant.

          Reports relating to the Trustee's accounts prepared by independent accountants selected by Tandy shall be maintained at the principal office of Tandy and shall be available for inspection by interested persons hereunder. Subject to the right of a Participant to challenge the correctness of an annual statement submitted to him by the Trustee, the approval by the independent accountants of the Trustee's account shall constitute a complete release and discharge of the Trustee from any liability in respect to any act or transaction reflected in the Trustee's accounts. The foregoing provisions notwithstanding, no person other than Tandy or the Committee may require an accounting or the furnishing of a statement or bring an action against the Trustee with respect to the Trust created hereby or its actions as Trustee.

          Notwithstanding any of the foregoing provisions, the Trustee shall not be liable for any failure to submit an account or statement in a timely fashion where its failure to act is based on the omission of Tandy to name a firm of independent accountants to whom such accounting is to be rendered or is based on the failure of either Tandy or the Committee to supply information to the Trustee necessary for the completion of the accounting or of the statement.

          G. AUTHORIZATION TO PROTECT THE TRUSTEE: Any action by Tandy pursuant to any of the provisions of this Agreement shall be evidenced by a certified resolution of its Board of Directors delivered to the Trustee over the signature of any person authorized by the said Board of Directors to make such written instrument or resolution so certified to it. All orders, requests and instructions of the Committee shall be in writing, signed by those members or that member of the Committee so designated by the Committee, and the Trustee may act and shall be fully protected in so acting in accordance with such orders, requests and instructions. The Trustee shall not be liable for any loss to or diminution of the Trust Fund except when the same may be due to its willful misconduct or bad faith and the Trustee shall in no event have any responsibility for the properties except those actually received by it.

          H. REMOVAL AND RESIGNATION; SUCCESSOR TRUSTEE: The Trustee may be removed by Tandy at any time upon thirty (30) days notice in writing to Trustee and the Committee. The Trustee may resign at any time upon thirty (30) days notice in writing to Tandy and to the Committee. Upon such removal or resignation of the Trustee, Tandy shall appoint a successor trustee, which shall be a bank or trust company having combined capital and surplus of not less than Twenty-Five Million Dollars ($25,000,000.), which shall have the same powers and duties conferred upon the Trustee hereunder. Upon acceptance of such appointment by the successor trustee, the Trustee shall assign, transfer and pay over to such successor trustee the funds and properties then constituting the Trust Fund. The Trustee is authorized, however, to reserve such sum of money, as it may deem advisable, for payment of its fees and expenses in connection with the settlement of its account or otherwise, and any balance of such reserve remaining after the payment of such fees and expenses shall be paid over to the successor trustee.

                                 IV

                    PARTICIPATION IN THE PROGRAM

          A. ADOPTION OF PROGRAM. Tandy and each of its affiliates and associates may adopt the Program for all or part of its employees as its Board of Directors may in its discretion approve. Tandy and each of its affiliates and associates adopting the Program are hereinafter collectively referred to as "Company".

         B. ELIGIBILITY. Subject to the provisions of Section XX with respect to union-represented employees, all employees are eligible to participate in the Program if their contributions are limited in any Tandy Fund, formerly DIP, plan year ("Tandy Fund Plan Year") as a result of Internal Revenue Code Sections 402(g), 415(c), 401(a)(17) and/or 401(k)(3) and following an election to participate being received in the Program's administrative office, may make contributions to the Program as a Participant for the remainder of any Tandy Fund Plan Year after the date on which the contribution limit is reached. Participation in the Program is entirely voluntary and the election to participate may be made through Employee Payroll Deductions under Section
    V. To remain as a Participant in the Program, an employee must continue to be an "Employee" engaged in Continuous Full Time Service for Tandy or a Company, or in employment which contemplates continued Qualifying Service.

         C.   APPLICATION FOR PARTICIPATION.   In order to become
    a Participant hereunder, each eligible employee shall execute a written application wherein he shall evidence:

              1.   His intent to participate in the Program;

              2. His joinder of this Trust Agreement executed by Tandy on his behalf;

              3. His consent for Employee Payroll Deductions in accordance with Section V below; and
              4.     His acknowledgment and consent to the
    withholding of taxes resulting from the Company Contribution during the Taxable Year in which the Company Contribution is made.

         Once an employee has completed the necessary eligibility requirements for participation in the Program, contributions under Section V shall begin automatically, but shall be held in a suspense account subject to receipt of a payroll deduction form by the Program Administration office. The employee shall have thirty (30) days from the automatic commencement of participation in the Program to file a written application for participation. His participation in the Program shall not become effective, however, until the start of the next pay period after the application is received by the Company or after he has reached the contribution limit in any Tandy Fund Plan Year following the year of his initial enrollment in the Program.

           In the event that an eligible employee making contribution during the thirty (30) day period elects not to participate in the Program or fails to file a written application for participation during the period, payroll deductions made by the employee during the period shall be returned to the employee and any Company or Other Contributions will be canceled.

                                  V

                          INVESTMENT OPTION

         A.   RATE OF PAYROLL DEDUCTION.

               1. After receipt of a payroll deduction form by the Program Administration office, Participants shall have Employee Payroll Deductions withheld at the rate of 1%, 2%, 3%, 4%, 5%, 6%, 7% or 8% of Earnings, in excess of the maximum amount of Earnings needed to reach one of the contribution limits to the Tandy Fund, formerly DIP, as set out in the Internal Revenue Code of 1986. Participation in the Program is for the remainder of the Tandy Fund Plan Year.

                 2.   Participants  shall  designate  their
    participation and desire to participate through payroll deductions by means of a signed payroll deduction authorization form. The initial authorization shall continue in effect, notwithstanding any change in Participant's Earnings, until the Participant becomes ineligible for the Program. Deductions made subject to such authorization are called "Employee Payroll Deductions".

           B.   COLLECTION AND PAYMENT OF EMPLOYEE PAYROLL
    DEDUCTIONS: The Company shall withhold and deduct on each regular pay day from each Participant's Earnings the contribution specified. The Company shall pay the Employee Payroll Deductions over to Tandy and Tandy will use the Employee Payroll Deductions to either deliver cash to the Trustee to purchase Tandy Stock or purchase and deliver shares of Tandy Stock to the Trustee within thirty (30) days following the end of the calendar quarter in which such contributions shall have been deducted and withheld. In the event a Participant withdraws from the Program and his contribution for the calendar quarter preceding the time of his withdrawal has been withheld from his Earnings, but has not been used for the purchase of Tandy Stock, then the Company shall refund to such withdrawing Participant the amount of his contribution so withheld.

                                 VI

                       CREDITS TO PARTICIPANTS

          As soon as practicable after the end of each calendar quarter the following credits shall be made to each Participant's account as of the end of each calendar quarter:

           A.  EMPLOYEE PAYROLL DEDUCTION.  The amount of
    Employee Payroll Deductions withheld during each month of such quarter;

           B.  COMPANY CONTRIBUTION.  A monthly amount (the
    "Company Contribution") calculated in accordance with Section
    VI. B. 1. below:

               1. The Company Contribution shall be determined on the basis of each payroll period by multiplying the Employee Payroll Deduction by Eighty Percent (80%); and

               2. Within thirty (30) days following the end of each calendar quarter, the Company shall contribute out of its earnings and profits to Tandy and this amount, calculated in accordance with Section VI B. 1, shall be delivered to the Trustee for the purchase of Tandy Stock or used to purchase and deliver Tandy Stock to the Trustee. Except for excess contributions made because of fraud or mistake of fact and returned within one (1) year after payment to Tandy under this Program, no part of the contributions of the Company shall be recoverable by it under any circumstances. In the event the Company should not have sufficient current earnings or profits and be operating at a loss currently and thus be unable to pay its full contributions to this Program, then such contributions, if any, that it shall be able to make shall be allocated among all Participants on the basis of the relative amounts of contributions made by each during the quarter.

          C. OTHER CONTRIBUTION-DIVIDEND INCOME ON STOCK. All cash dividends paid on shares credited to the Participant's account on the record date designated by Tandy for such dividend shall be allocated when paid to each Participant's account as other contributions ("Other Contributions") and delivered to the Trustee or applied to the purchase of Tandy Stock in accordance with Section VI. D. below, for delivery to the Trustee. These Other Contributions will not be subject to matching contributions by the Company or Tandy.

          D. APPLICATION OF CREDITS. The Employee Payroll Deductions, Other Contributions, and Company Contributions are to be applied to the acquisition of Tandy Stock quarterly and shall be credited to the Participant's account as soon as practicable after the end of the calendar quarter as Tandy Stock and any Fractional Share (as defined in Section XIX) based upon the number of shares of Tandy Stock purchasable at a price equal to the average closing price of Tandy Stock as reported for the New York Stock Exchange composite transactions for each trading day of the calendar month (the "Stock Price") for which the deductions or contributions are made.

          E. DIVIDENDS OTHER THAN CASH AND TANDY STOCK. All dividends with respect to Tandy Stock held in a Participant's account under the Program that are not payable in cash or Tandy Stock shall be distributed to the Participant as soon as possible. All whole units of any security (other than Tandy Stock), any rights and warrants for a whole unit of any security and whole units of any other asset shall be distributed in kind. All fractional units of any security (other than Tandy Stock), any rights and warrants for less than a whole unit of any security and fractional units of any other asset shall be sold and the net proceeds paid to the Participant.

          F. STOCK DIVIDEND OR SPLIT-UP. Any Tandy Stock issuable by Tandy as a stock dividend or split-up on the Tandy Stock and any Fractional Share to the credit of the Participant on the record date designated by Tandy for such stock dividend or split-up shall be credited to each Participant's account (in an amount per share equivalent to any stock dividend or split-up actually paid by Tandy on its Tandy Stock then outstanding) and delivered to the Trustee as soon as practicable after the distribution date of such stock dividend or split-up.

                                 VII

                        TRANSFERS TO TRUSTEE

         A. EMPLOYEE PAYROLL DEDUCTION. The Company shall pay over to Tandy the Employee Payroll Deductions of each Participant as soon as practicable after the payroll period nearest the end of the calendar month in which such Employee Payroll Deduction is withheld. The Employee Payroll Deductions will be credited to the Participant's account quarterly and delivered to the Trustee for the purchase of Tandy Stock and/or used to purchase Tandy Stock which will be delivered to the Trustee as soon as practicable after the end of the calendar quarter.

          B. COMPANY CONTRIBUTIONS. The Company shall account for the Company Contributions payable to Tandy on each Participant's account as soon as practicable after the payroll period nearest the end of the calendar month in which such Employee Payroll Deductions are withheld. The Company Contributions shall be paid over to Tandy and credited to the Participant's account quarterly. Said contributions shall then be delivered to the Trustee for the purchase of Tandy Stock and/or used to purchase Tandy Stock which will be delivered to the Trustee as soon as practicable after the end of the calendar quarter.

                                VIII

                             INVESTMENT

         A.   TANDY STOCK.

               1. The Trustee will invest all or substantially all of the Trust Fund in Tandy Stock.

               2. Any Tandy Stock required for the Program may be treasury shares or original issue shares.

               3. Tandy Stock may be held by the Trustee, as custodian, at its discretion either in its name or in the name of one or more nominees. Tandy Stock shall be purchased and/or delivered to the Trustee as of the end of each calendar quarter with respect to which the Tandy Stock is acquired by the Program or Trustee and sold by Tandy, at the Stock Price determined for each month of the quarter.

          B. OTHER INTEREST AND INCOME. Except as herein expressly provided, no interest or other income will be paid or credited on account of Employee Payroll Deductions, Company Contributions, or any other amount payable or credited to Participants.

                                 IX

                           HOLDING PERIOD

          A. DURATION. The Trustee shall retain for the Holding Period, Tandy Stock credited to the Participant's account under the Program. The Holding Period with respect to any Tandy Stock shall commence on the date as of which the Tandy Stock is credited to the Participant's account and shall end when the Participant has complied with one of the provisions for withdrawal under the Program.

          B. DISTRIBUTION. As promptly as practicable after the Holding Period, the Trustee shall distribute the full and any Fractional Share of Tandy Stock then held which was credited to the Participant's account under the Program since the Holding Period began in accordance with the rules for withdrawals and payment (as defined in Section X).

                                  X

                      WITHDRAWALS AND PAYMENTS

         A.   WITHDRAWALS.

               1. During employment the Program only provides for the full withdrawal of a Participant's account upon receipt of a written request and Notice of Financial Hardship including all supporting documentation at the Program Administration office (1800 One Tandy Center, Fort Worth, Texas 76102) prior to Program participation termination. A Financial Hardship withdrawal can only be made if the withdrawal is to satisfy an immediate and heavy financial need of the employee and is necessary to meet such financial need and where other sources of payment are not reasonably available to the Participant. A withdrawal will be deemed to be necessary as a Financial Hardship withdrawal if both of the following requirements are met: (1) the withdrawal is not in excess of the amount needed to satisfy the Financial Hardship plus any amounts necessary to pay any federal, state or local taxes or penalties reasonably anticipated to result from such payment; and (2) the Participant has obtained all distributions, under all plans of the Company except for hardship distributions from the Participant's Deferred Salary Account in the Tandy Fund, formerly the Tandy Employees Deferred Salary and Investment Plan, and the ESOP account in the Tandy Fund, formerly the Tandy Employees Stock Ownership Plan.

               2.  The Program also provides for the full
    withdrawal of a Participant's account upon receipt of a written Notice of Withdrawal at the Program Administration
    Office upon the Participant's (a) death or (b) termination of Employment, either voluntarily, involuntarily or by retirement at age 65 or older.

         B.   PAYMENT IN CASH OR TANDY STOCK.

              1. The Participant will be paid in Tandy Stock if the Participant delivers a written Notice of Withdrawal to the Program Administration office or if the Company's records indicate that one of the above two events of withdrawal (as defined in X. A. 2.) has occurred. All Financial Hardship withdrawals will be paid in cash as provided for below.

               2.   Employee Payroll Deductions, Company
    Contributions and Other Contributions not yet paid over or delivered as Tandy Stock to the Trustee will be paid over to the withdrawing Participant by the Company or Tandy in cash.

               3. Upon withdrawal no Fractional Share will be distributed by the Trustee. In lieu of distribution of such Fractional Share of Tandy Stock the Trustee will pay a Participant the Stock Price for the month preceding the distribution date.

         C.   DETERMINATION OF AMOUNT OF PAYMENT.   The amount of
    payment in Tandy Stock will be determined by the number of shares credited to a Participant's account:

               1. at the end of the calendar quarter preceding the receipt of the written Notice of Withdrawal by the Program Administration office; or

               2. in the absence of receipt by the Program Administration office of a Notice of Withdrawal from the Participant, Alternate Payee(s), or the Participant's Beneficiary, at the end of the calendar quarter preceding the month in which one of the two withdrawal events is recorded in the records of the Program Administration office, regardless of the month in which such event occurred.

    In the event of a Financial Hardship withdrawal, when the Participant delivers a written Notice of Financial Hardship Withdrawal to the Program Administration office, then the Trustee shall take the number of shares of Tandy Stock credited to the Participant's account at the end of the preceding calendar quarter, value it at the Stock Price for the calendar month preceding the date of receipt of the notice of withdrawal, sell such Tandy Stock and then distribute cash to the Participant.

          D.    REENTERING THE PROGRAM.  In the event of a
    Financial Hardship withdrawal under this Program a Participant may not renew participation for a period of twelve (12) months from the date of distribution of the withdrawal.

           E. RECIPIENT OF DISTRIBUTION. All withdrawal distributions will be made to the Participant except withdrawal distributions resulting from death or divorce of the Participant. In the event of death, payment will be made to the Beneficiary designated by the Participant or as otherwise provided by the Program and the Participant's Beneficiary may act in behalf of the Participant. In the event of a Participant's divorce, a certified copy of the divorce decree or Qualified Domestic Relations Order (collectively referred to hereinafter as "Court Order") must be submitted to the Program Administration office together with any other identifying information as required by the Program Administration office. The Participant's account will then be divided as specifically ordered in the Court Order and the shares awarded to the Alternate Payee(s) will be withdrawn. Distribution to the Participant, the Alternate Payee(s), or Beneficiary shall be made as soon as practicable after the event permitting withdrawal.

          F.    SUSPENSION FROM THE PROGRAM.   In the event of a
    Participant's withdrawal from the Tandy Fund, formerly DIP, the Participant will be suspended from participation in the Program as set out below:

               1.   Partial Withdrawal.   If a Participant elects
    to withdraw all or any portion of the value of his Voluntary account under the Tandy Fund, formerly DIP, if any, his participation in the Program does not terminate, but his Employee Payroll Deductions and Company Contributions shall automatically be suspended for a period of six months.

               2. Total Withdrawal. If a Participant elects to withdraw the full value of his Company account under the Tandy Fund, formerly DIP, while employed by Company, his participation under the Program is suspended for a period of 12 months, during which no Employee Payroll Deductions or Company Contributions will be made.

              3. Tandy Fund, formerly DIP, Hardship Withdrawal. If a participant makes a financial hardship withdrawal under the Tandy Fund, formerly DIP, his participation under the Program is suspended for a period of 12 months from the date of distribution of the withdrawal, during which period no Employee Payroll Deductions or Company Contributions will be made.

                                 XI

                             BENEFICIARY

          A.    DESIGNATION OF BENEFICIARY.   Participants shall
    file with the Company a written designation of Beneficiary designating who is to receive any Tandy Stock, Fractional Share payment, and any cash to the Participant's credit under the Program in the event of his death prior to delivery to him of such Tandy Stock, Fractional Share payment or cash.

          B.    CHANGE OF BENEFICIARY.   A Participant may change
    his Beneficiary designation at any time by written notice being delivered to the Program Administration office. Such change shall take effect as of the date the Participant signed such written notice, whether or not Participant is living at the time of receipt of such notice by the Program Administration office, except that the change of Beneficiary shall not be effective if the Program has distributed the Participant's account prior to receipt of the change of Beneficiary form.

         C.   DISTRIBUTIONS TO BENEFICIARY.   Upon the death of a
    Participant and upon receipt of proof deemed adequate by the Program Administration office of the identity and existence at the Participant's death of a Beneficiary or Beneficiaries validly designated by him under the Program, distribution will be made to the Beneficiary or Beneficiaries in the manner and form as set forth in Section X hereof.

          D.    ABSENCE OF BENEFICIARY.   In the absence of a
    Beneficiary designated under the Program who is living at the time of Participant's death, distribution shall be made to the executor or administrator of the estate of the Participant. If no executor or administrator has been appointed to the knowledge of the Program Administration office (or in the event such executor or administrator has been disqualified), distribution may be made to such person or persons as the Program Administration office shall be satisfied is or are legally entitled thereto.

         E.   INTEREST OF BENEFICIARY IN PROGRAM.   No designated
    Beneficiary shall, prior to the death of the Participant by whom he has been designated, acquire any interest in the Tandy Stock, Fractional Share, or cash credited to the Participant under the Program or in the assets of the Trust.

                                 XII

                 VOTING AND TENDERING OF TANDY STOCK

           A.     VOTING  OF  TANDY  STOCK  BY  PARTICIPANTS  AND
    BENEFICIARIES.     Notwithstanding any provision contained in
    the Program to the contrary, or:

               1. The Trustee shall have the power to vote all Tandy Stock held by it on matters which may be voted by Member Organizations of the New York Stock Exchange, Inc. without customer instructions as provided in Rule 452 of the Rules of the Board of Directors of the New York Stock Exchange, Inc. (Supplementary Material Item .11).

              2. With respect to matters other than those described in Subsection 1 of this Section A of this Article ("Pass Through Matters"), each Participant or Beneficiary who timely provides instructions to the Trustee shall be entitled to direct the Trustee how to vote Tandy Stock allocated to such Participant's or Beneficiary's accounts in accordance with this Section. In order to implement these voting directions, Tandy or the Trustee shall provide each Participant or Beneficiary with proxy solicitation materials or other notices or an information statement which are distributed to Tandy shareholders, together with a form requesting confidential instructions as to the manner in which Tandy Stock allocated to the Participant's or Beneficiary's account are to be voted. Each Participant or Beneficiary shall, as a named fiduciary described in Section 403(a)(1) of ERISA, direct the Trustee with respect to the vote of such Tandy Stock allocated to the account of the Participant or Beneficiary. Reasonable means shall be employed by the Trustee to provide confidentiality with respect to the voting by such Participant or Beneficiary and the Trustee shall hold such directions in confidence and shall not divulge or release such directions to any person, including Tandy or any director, officer, employee or agent of Tandy, it being the intent of this provision of this Section to ensure that Tandy (and its directors, officers, employees and agents) cannot determine the direction given by any Participant or Beneficiary. Such instructions shall be in such form and shall be filed in such manner and at such time as the Trustee may prescribe.

              3. On Pass-Through Matters, the Trustee shall vote all Tandy Stock which is allocated to Participants' and Beneficiaries' accounts for which it does not receive timely or valid voting instructions in the same proportion as Tandy Stock which is allocated to Participants' and Beneficiaries' accounts for which it does receive timely and valid voting instructions.

          B.    TENDER  OFFERS.   The provisions of this Section
    shall apply in the event any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended), either alone or in conjunction with others, makes a tender offer, or exchange offer, or otherwise offers to purchase, or solicits an offer to sell to such Person, one percent or more of the outstanding Company securities (hereinafter referred to as a "Tender Offer").

               1.    The Trustee may not take any action in
    response to a Tender Offer except as otherwise provided in this Section B of this Article XII. Upon commencement of a Tender Offer, Tandy or the Trustee shall notify each Participant or Beneficiary for whom an account is maintained of such Tender Offer and use its best efforts to timely distribute or cause to be distributed to each Participant or Beneficiary all information, documents and other materials as are distributed to shareholders of the Tandy with the Tender Offer. Each Participant or Beneficiary shall be entitled to direct the Trustee to sell, offer to sell, exchange or otherwise dispose of the Tandy Stock allocated to such Participant's or Beneficiary's accounts in accordance with the provisions, conditions and terms of such Tender Offer and the provisions of this Section. Such a Participant or Beneficiary shall direct the Trustee with respect to the tender of such shares of Tandy Stock which are allocated to the accounts of the Participant or Beneficiary. Reasonable means shall be employed by the Trustee to provide confidentiality with respect to the tendering directions by each Participant or Beneficiary and the Trustee shall hold such directions in confidence and shall not divulge or release such directions to any person, including Tandy or any director, officer, employee or agent of Tandy, it being the intent of this provision of this Section to ensure that Tandy (and its directors, officers, employees and agents) cannot determine the tendering directions given by any Participant or Beneficiary. Such instructions shall be in such form and shall be filed in such manner and at such time as the Trustee may prescribe.

               2. A Participant or Beneficiary who has directed the Trustee to tender or exchange Tandy Stock may, at any time prior to the tender or exchange offer withdrawal date, or such earlier date as established by the Trustee, instruct the Trustee to withdraw, and the Trustee shall withdraw, such Tandy Stock from the tender or exchange offer prior to the withdrawal deadline. The Trustee may impose reasonable limits on the number of instructions to tender or exchange or withdraw which a Participant or Beneficiary may give to the Trustee.

               3.   The Trustee shall sell, offer to sell,
    exchange or otherwise dispose of the Tandy Stock allocated to a Participant's or Beneficiary's account with respect to which it has received directions to do so under this Section and which have not been withdrawn. The proceeds of a disposition directed by a Participant or Beneficiary shall be allocated to such Participant's or Beneficiary's account.

               4.   To the extent to which Participants or
    Beneficiaries do not instruct the Trustee, or do not issue valid directions to the Trustee, to sell, offer to sell, exchange or otherwise dispose of the Tandy Stock allocated to their accounts, such Participants or Beneficiaries shall be deemed to have directed the Trustee that their respective accounts remain invested in Tandy Stock subject to all provisions of the Program.

               5. Following the completion of a Tender Offer, the Committee may direct the substitution of new "qualified employer securities" as such term is defined in Internal Revenue Code Section 409(1) for Tandy Stock or for the proceeds of any disposition of Tandy Stock to the extent provided in the Program; provided, however, that any
                             --------  -------
    such substitute employer securities must be publicly traded securities. In lieu of the substitution of new qualified employer securities, the Committee may direct that the Trust Fund be invested in other securities, properties or investment vehicles. Pending the reinvestment of any disposition of Tandy Stock, the Trust Fund may be invested in such securities, property or investment vehicles as the Committee may from time to time direct; provided, however,
                                            --------  -------
    in the absence of any direction from the Committee, the Trustee may invest the cash proceeds in short-term securities issued by the United States of America or any agency or instrumentality thereof or any other investment of a short-term nature, including corporate obligations or participations therein and collective or common investment funds.

                                XIII

                PARTICIPATION BY AFFILIATED COMPANIES

         This Program shall apply to any corporation a portion of whose voting stock is owned directly or indirectly by Tandy, and any of its affiliates, if such company or corporation shall elect to participate and if, and so long as, such participation shall be approved by Tandy. Each participating Company shall be bound by the terms of this document.

                                 XIV

                   NO WARRANTY OF SECURITY VALUES

           Neither the Trustee or Company, their officers, directors, agents or servants, warrants or represents in any way that the value of Tandy Stock in which the Participant may have an interest will increase or will not decrease.
    Each Participant assumes all risk in connection with any changes in the value of Tandy Stock to the extent he may have an interest therein.

                                 XV

                         GENERAL PROVISIONS

           A.     EXTENT  OF CERTAIN RIGHTS OF PARTICIPANTS.
    Participation in the Program shall not entitle any employee to be retained in the service of Company. The at-will employment right and power of Company to dismiss or discharge any employee is specifically reserved.

           B.   LIMITATION  OF PARTICIPANT'S  RIGHTS.   No
    Participant nor any person claiming under or through them shall have any right or interest under the Program that is not herein expressly granted.

           C. ASSIGNMENT. No interest in any Tandy Stock or cash held under the Program prior to delivery to the Participant as hereinabove provided, shall be assigned, alienated, pledged, or otherwise encumbered in whole or in part, either directly by operation of law, or otherwise. If any attempt is made by a Participant to assign, alienate, pledge, or otherwise encumber his interest in such Tandy Stock or cash, prior to such delivery, for his debts, liabilities in tort or contract, or otherwise, then the Committee (in its absolute discretion) may treat such attempt as an election by the Participant to withdraw from the Program permanently and submit to any loss of rights as provided in the Program in the case of a withdrawal at the time of such attempt, except that a Court Order, to pay an Alternate Payee(s), issued upon a Participant's divorce shall not be a violation under this paragraph which requires a Participant's withdrawal.

           D. QUARTERLY STATEMENT OF ACCOUNTS. As soon as practicable after the end of each calendar quarter, each Participant shall be furnished with a statement of Tandy
    Stock credited to his account under the Program.

            E. REGISTRATION OF STOCK. Each Participant, Beneficiary or Alternate Payee shall, at such time as the Program Administration office or Tandy may reasonably request, furnish written instructions for the registration of the Tandy Stock to be delivered under the Program upon completion of the Holding Period. Such Tandy Stock will be registered in the name of the Participant, Beneficiary or Alternate Payee (or if a minor, in the name of another person as custodian under the Uniform Gifts to Minors Act, or if incompetent, in the name of the guardian or such other person(s) as the Program Administrative Committee or Tandy may determine) alone or in his name and that of one such other adult person as he may designate as joint tenants with right of survivorship, and not as tenants in common. Such instructions shall remain in effect until receipt by the Program Administration office or Tandy of written instructions to change the registration previously authorized. In the absence of such written instructions, Tandy Stock to be delivered to a Participant will be registered in his name or the Alternate Payee's name alone or in the event of his death prior to such delivery will be registered in the name of the person or persons entitled thereto.

         F.   MISCELLANEOUS.

               1. The Trustee may rely upon the authenticity of any information supplied to it by the Company in connection with the operation of the Program, and shall be fully protected in relying upon such information.

               2. No individual administering, or aiding in the administration of the Program or the Trust shall have any liability, except as provided in Section XV.F.3. below. As a condition precedent to participation in the Program or the receipt of benefits thereunder, such liability if any, is expressly waived and released by each Participant and by any and all persons claiming under or through any Participant such waiver and release to be conclusively evidenced by the act of participation or the acceptance of benefits thereunder.

               3. No individual administering, or aiding in the administration of, the Program shall be liable except for his own acts or omissions and then only for willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office. As used herein, "individual administering, or aiding in the administration of the Program" shall include any share owner, director, officer, employee or agent of the Company or Trustee.

              4. Tandy or the Program Administration office may require compliance with any legal requirements which it deems necessary as a condition for delivery of, or payment for, any Tandy Stock or cash to the credit of a Participant under the Program.

              5. By a Participant's act of participating in the Program or by the acceptance of any of the benefits thereunder, such Participant and any and all persons claiming under or through any such Participant, shall thereby be conclusively deemed to have indicated his acceptance and ratification of, and consent to, the application of the provisions of the Program.

               6. Tandy Stock purchased, sold or transferred under the Program by Tandy or the Trustee may be either treasury shares or newly issued shares.

               7. No Participant, beneficiary of a Participant, or any other person shall have any right or claim to the Trust Fund except as specified in the Program and this Trust Agreement. Any disputes as to the amount of benefits payable or distributable under this Trust shall be resolved by the Committee, whose decision shall be final. No Participant or any other person shall have any right or claim with respect to disputed benefits against the Trust, the Trustee or Company.

               8. The determination of any question relating to the construction, interpretation, administration or application of the Program and its rules and regulations is vested solely in the Committee and all Participant's and other persons shall be bound thereby.

               9. For the purposes of the Program, unless the contrary is clearly indicated by the context, the use of the masculine gender shall also include within its meaning the feminine, and the use of the singular shall also include within its meaning the plural, and vice versa.

                                 XVI

                     NOTICES AND COMMUNICATIONS

          A. TO PARTICIPANTS. All notices, reports and other communications to a Participant under or in connection with the Program shall be deemed to have been duly given, made or delivered when received by the Participant, or (if mailed) when mailed with postage prepaid and addressed to the Participant at his address last appearing on the records of the Company.

          B.    BY  PARTICIPANTS.   All notices, instructions or
    other communications by a Participant to Tandy under or in connection with the Program shall be duly given, made or delivered when received by the Corporate Secretary of Tandy (1800 One Tandy Center, Fort Worth, Texas 76102) or when received in the form specified in writing by Tandy and at the location, or by the person, designated for receipt of such notice, instruction or other communication by Tandy.

                                XVII

                AMENDMENT, SUSPENSION OR TERMINATION

          A. AUTHORITY TO AMEND, SUSPEND OR TERMINATE. The Tandy Board of Directors, without notice to a Participant, may amend, suspend or terminate the Program at any time, or from time to time. Without limitation, such amendment may change (a) the rates of Employee Payroll Deductions which may be designated by all Participants or (b) the rate of Company Contributions, or (c) any other provisions of the Program, except a Participant's percentage rate of Employee Payroll Deductions may not be increased without his consent.

          B. DELEGATION OF AUTHORITY. The Tandy Board of Directors may delegate to the Chairman of the Board, Vice Chairman of the Board, or President the authority to amend any provision of this Program, provided such amendment is
    (a) of an administrative nature or (b) does not result in any material increase in costs to a Company.

           C.     AMENDMENTS.    No amendment, suspension or
    termination shall adversely affect any rights of a Participant to Tandy Stock, Fractional Share payment or cash to his credit under the Program as of the date of amendment, suspension or termination. Upon such termination, all Tandy Stock, Fractional Share payment or cash to the credit of each Participant under the Program shall be promptly paid over to him.

                                XVIII

                           APPLICABLE LAW

          Any question concerning or in respect of the validity, construction, interpretation, administration and effect of the Program, and of its rules and regulations, and the rights of any or all persons having or claiming to have an interest therein or thereunder, shall be governed exclusively and solely in accordance with the laws of the State of Texas, with Jurisdiction for any action being expressly agreed as being in Tarrant County, Texas where all contributions to the Trust are deemed to take place.

                                 XIX

                             DEFINITIONS

          For the purposes of the Program, unless some other meaning is clearly indicated by the context, the following definitions shall be applicable:

       "Alternate Payee" shall have the same meaning as defined in Internal Revenue Code section 414 (p) and in the Employee
    Retirement Income Security Act at 29 U.S.C.S. section 105, as it may be amended from time to time.

       "Beneficiary" is defined in Section XI.

       "Company" is defined in Section IV as "Tandy and each of its affiliates and associates adopting the Program".

       "Company Contribution" is defined in Section VI

       "Continuous Full Time Service" means the most recent period of uninterrupted employment as an employee of the Company when such employment consists of more than thirty-five (35) hours per week for more than five (5) months per year. The continuity of an employee's service shall not be deemed to be broken during such period as the employee shall be:

                        (a)  on military leave; or

                        (b)  on other leave of absence authorized
                   by the Company for sickness, disability, or other circumstances, granted in accordance with an established and uniformly applied Company policy; or

                         (c)  laid off in order to effect a
                   temporary reduction in personnel, provided such employee shall be reemployed within three hundred sixty-five (365) days after such lay-off.

         "Court Order" is defined in paragraph X. E.

          "Earnings" means the amount which an employee is receiving as salary or wages from the Company, including
    (a) payment for overtime, vacation pay, night shift bonus, and any cost of living adjustment, including Incentive Compensation, other variable compensation or Bonds, but excluding (b) living allowance, retainers, any special payments made for services performed outside his regular duties and any other special payments, (c) except to the extent that the inclusion of any item in (b) above is specifically approved by the Chief Executive Officer of Tandy or by such employee or employees of the Company as he may authorize in writing. Commissions shall be included as Earnings only to the extent determined by the Chief Executive Officer of Tandy or by such employee or employees of the Company as he may authorize in writing. Earnings shall not include Company Contributions to the Tandy Stock Purchase Program.

       "Employee" means a regular employee of the Company receiving wages or salary, but shall not include any person compensated pursuant to a contract other than an employment contract with the Company under the terms of which compensation is paid on a regular fixed salary or wage basis. As used above, "Employee" shall also include, without limitation, any salesman who is a bona fide employee of the Company and recognized as such for Social Security purposes.

       "Employee Payroll Deduction" is defined in Section V.

       "Financial Hardship" as used in Section X is defined as
    (1) expenses for "medical care" (as described in Section 213(d) of the Internal Revenue Code) which are either: (a) previously incurred by the Participant, the Participant's spouse, children or any dependents (as defined in Section 152 of the Internal Revenue Code) of the Participant, or (b) necessary for the foregoing persons to obtain medical care;
    (2) the need for funds for the purchase of a principal residence of the Participant (excluding mortgage payments);
    (3) payment of tuition and related educational fees for the next 12 months of post-secondary education for the Participant or the Participant's spouse, children or dependents (as defined in Section 152 of the Internal Revenue
    Code); or (4) the need for funds to prevent the eviction of the Participant from his principal residence or to prevent foreclosure on the mortgage of the Participant's principal residence.

       "Fractional Share" means an interest equivalent to and expressed as a fraction of a share of Tandy Stock determined by dividing that amount credited to the Participant to be applied to the purchase of Tandy Stock (but which is insufficient to acquire a full share of Tandy Stock) by the applicable Stock Price for the applicable month with respect to such credit.

       "Holding Period" is defined in Section IX.

       "Officers" means the Chairman of the Board, President, any Executive Vice President, Senior Vice President, Vice President, Treasurer, Secretary, Assistant Treasurer or Assistant Secretary and such other employees as the Tandy Board of Directors may designate as "Officers" for this purpose.

       "Other Contribution" is defined in Section VI.C.

       "Participant" is defined in Section IV.

       "Program" is defined in Section I.

       "Qualifying Service" means the most recent period of uninterrupted employment consisting of 1,000 hours of employment in any twelve (12) month period.

       "Stock Price" is defined in Section VI.D. as "a price equal to the average closing price of Tandy Stock as reported for the New York Stock Exchange composite transactions for each trading day of the calendar month".

       "Tandy" is defined as Tandy Corporation, a Delaware corporation.

       "Tandy Stock" is defined as Tandy Corporation Common
    Stock.

       "Trustee" is defined as Bank One, Texas, NA, formerly
    Team Bank.

       "Trust Fund" is defined in Section III as cash or Tandy
    Stock held for the benefit of Participants.

                                 XX

                          TRUST TAX STATUS

          A. The Program is intended to be established as a grantor trust under sections 671-677 of the Internal Revenue Code of 1986, as amended, with each Participant considered to be a grantor subject to tax on his share of Trust income as the owner of his respective portion of the Trust as represented by his Participant account.

         B. Tandy shall report to the Trustee within 60 days and the Trustee, or Tandy, shall report to each Participant within 75 days of the end of each Program Year the amount of dividends paid on Tandy Stock held in his account.

                                 XXI

                           EFFECTIVE DATE

          A. The Program shall become effective as of the date set forth in Section I.B. but only upon approvals, rulings and orders (satisfactory to Tandy and, to the extent deemed by Tandy to be necessary or desirable) by the appropriate State and Federal or other government authorities with respect to the Program and any action contemplated under the Program.

          B. Notwithstanding the provisions of Section IV, and Paragraph A of this Section, employees who are represented by a union (pursuant to a certification by the National Labor Relations Board or otherwise in accordance with the provisions of Section 9 of the National Labor Relations Act) shall become eligible to participate in the Program (a) only after the Company and such union shall have entered into a written agreement to the effect that the Program shall be offered to the employees so represented and (b) only in accordance with any conditions or requirements contained in such agreement.

                                XXII

                          CHANGE IN CONTROL

         A. Notwithstanding any provision contained in the Plan to the contrary, for a period of one (1) year following a Change in Control (as hereinafter defined), the Program may not be terminated or amended in any way that would adversely affect the computation or amount of, or entitlement to, benefits hereunder, including, but not limited to, (a) any reduction in the right to make Employee Payroll Deductions by any individual who was an eligible employee on the date immediately prior to a Change in Control, (b) a reduction in the level of Company Contributions with respect to such individuals or (c) any change in the distribution or withdrawal provisions. Any amendment or termination of the Program that (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control shall be null and void, and shall have no effect whatsoever.

          B. For purposes of the Program, a "Change in Control" shall mean any of the following events:

               1. An acquisition (other than directly from Tandy) of any voting securities of Tandy (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of Tandy's then outstanding Voting Securities;
    provided, however, in determining whether a Change in Control
    -------- -------
    has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan ( or a trust forming a part thereof) maintained by (i) the Company or (ii) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by Tandy
    (a "Subsidiary"), (2) Tandy or its Subsidiaries, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

              2. The individuals who, as of August 22, 1990 are members of the Board (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for
    -------- -------
    election by Tandy's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of the Program, be considered as a member of the Incumbent Board;
    provided further, however, that no individual shall
    -------- -------  -------
    be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

         3.   Approval by stockholders of Tandy of:

                   (i) A merger, consolidation or reorganization involving Tandy, unless

                 (I) the stockholders of Tandy,
            immediately before such merger, consolidation
            or reorganization, own, directly or indirectly
            immediately   following   such   merger,
            consolidation or reorganization, at  least
            sixty percent (60%) of the combined voting
            power of the outstanding voting securities of
            the corporation resulting from such merger or
            consolidation  or  reorganization   (the
            "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

                  (II) the individuals who  were
            members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

                 (III)   no Person (other than any
            Tandy Subsidiary, any employee benefit plan
            (or any trust forming a part thereof) maintained by Tandy, the Surviving
            Corporation, or any Tandy Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial
            Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities) has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

                 (IV) a transaction described in
            clauses (I) through (III) shall herein be referred to as a "Non-Control Transaction";

               (ii) A complete liquidation or dissolution of Tandy; or

               (iii) An agreement for the sale or other
              disposition of all or substantially all of the assets of Tandy to any Person (other than a transfer to a Tandy Subsidiary).

         Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by Tandy which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a
                                              --------
    Change in Control would occur (but for the operation of this sentence) as a result of acquisition of Voting Securities by Tandy, and after such share acquisition by Tandy, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          C. Notwithstanding any provision contained in the Program to the contrary, no provision of this Article XXII may be amended at any time.

          D. Notwithstanding any provision contained in the Program to the contrary, the provisions of this Article XXII shall be binding upon Tandy and its successors and assigns.

          E. Notwithstanding any provision contained in the Program to the contrary, the provisions of this Article XXII shall be deemed severable and the validity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

          F. The provisions of this Article XXII shall govern notwithstanding anything contained in the Program to the contrary.

          IN WITNESS WHEREOF, Tandy and the Trustee have caused this Agreement to be executed by their duly appointed officers and their corporate seals to be hereunto affixed as of the date first written above.

    ATTEST:                            TANDY CORPORATION


    /s/ Jana Freundlich                By  /s/ Richard L. Ramsey
    -----------------------               -----------------------
    Jana Freundlich                        Richard L. Ramsey
    Assistant Secretary                    Vice President and
                                             Controller

    (SEAL)

    ATTEST:                            BANK ONE, TEXAS, NA


    /s/ Konnie Darrow                       By  /s/ J. C. White
    ------------------                       --------------------
    Name:  Konnie Darrow                    Name:  J. C. White
          --------------                           --------------
    Vice President and                            Vice President
    and Trust Officer                             and Trust
                                                  Officer

    (SEAL)

                                                      EXHIBIT 10p
                           INDEMNITY AGREEMENT


       AGREEMENT, as of December 1, 1995, (the "Agreement"), between Tandy Corporation, a Delaware corporation (the
    "Company"), and
    _______________ (the "Indemnitee").

       WHEREAS, it is essential to the Company to retain and attract as directors, officers and employees the most capable persons available;

       WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against directors, officers and employees of public companies in today's environment;

       WHEREAS, the Bylaws of the Company require the Company to indemnify its directors, officers and employees to the fullest extent permitted by law;

       WHEREAS, the Bylaws of the Company require the Company to advance expenses to its directors and officers to the fullest extent permitted by law, and permit the Company to advance expenses to employees and others by agreement;

       WHEREAS, the Indemnitee has been serving and continues to serve as a director, officer or employee of the Company in part in reliance on such Bylaws;

       WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continued service to the Company in an effective manner and Indemnitee's reliance on the aforesaid Bylaws, and in part to provide Indemnitee with specific contractual assurance that the protection promised by such Bylaws will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of such Bylaws or any change in the composition of the Company's Board of Directors or acquisition transaction relating to the Company), the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the fullest extent permitted by law and as set forth in this Agreement, and, to the extent insurance is maintained, for the continued coverage of Indemnitee under the Company's directors' and officers' liability insurance policies;

       NOW, THEREFORE, in consideration of the premises and of Indemnitee continuing to serve the Company directly or, at its request, with another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

       1.   Certain Definitions:
            -------------------

            (a)  Change in Control:  For purposes of this
                 -----------------
                 Agreement, a"Change in Control" shall mean any of the following events:

                        (i)  An acquisition (other than directly
                        from the Company) of any voting
                        securities of the Company (the "Voting
                        Securities") by any "Person" [as the
                        term person is used for purposes of
                        Section 13(d) or 14(d) of the Securities
                        Exchange Act of 1934, as amended (the
                        "1934 Act")] immediately after which such
                        Person has "Beneficial Ownership" (within
                        the meaning of Rule 13d-3 promulgated
                        under the 1934 Act) of fifteen percent
                        (15%) or more of the combined voting
                        power of the Company's then outstanding
                        Voting Securities; provided, however,
                                           ------------------
                        that in determining whether a Change in
                        Control has occurred, Voting Securities
                        which are acquired in a "Non-Control
                        Acquisition" (as hereinafter defined)
                        shall not  constitute an acquisition
                        which would cause a Change in Control.
                        A "Non- Control Acquisition" shall mean
                        an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"), (2) the Company or any Subsidiary, or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

                        (ii) The individuals who, as of November
                        20, 1995, are members of the Board (the
                        "Incumbent Board") cease for any reason
                        to constitute at least two-thirds of the
                        Board; provided, however,  that if the
                               ---------  -------
                        election, or nomination for election by
                        the Company's stockholders, of any new
                        director was approved by a vote of at
                        least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                 (iii)  Approval by stockholders of the Company
                        of:

                             (A)  a merger or consolidation
                             involving the Company unless

                                  (1)  the stockholders of the
                                  Company, immediately before
                                  such merger, consolidation or
                                  reorganization, own, directly
                                  or indirectly immediately
                                  following such merger,
                                  consolidation or
                                  reorganization, at least sixty
                                  percent (60%) of the combined
                                  voting power of the outstanding
                                  voting securities of the
                                  corporation resulting from such
                                  merger or consolidation or
                                  reorganization (the "Surviving
                                  Corporation") in substantially
                                  the same proportion as their
                                  ownership of the Voting
                                  Securities immediately before
                                  such merger, consolidation or
                                  reorganization,


                                  (2)  The individuals who were
                                  members of the Incumbent Board
                                  immediately prior to the
                                  execution of the agreement
                                  providing for such merger,
                                  consolidation or reorganization
                                  constitute at least two-thirds
                                  of the members of the board of
                                  directors of the Surviving
                                  Corporation,

                                  (3)  no Person (other than the
                                  Company, any Subsidiary, any
                                  employee benefit plan (or any
                                  trust forming a part thereof)
                                  maintained by the Company, the
                                  Surviving Corporation or any
                                  Subsidiary, or any Person who,
                                  immediately prior to such
                                  merger, consolidation or
                                  reorganization had Beneficial
                                  Ownership of fifteen percent
                                  (15%) or more of the then
                                  outstanding Voting Securities)
                                  has Beneficial Ownership of
                                  fifteen percent (15%) or more
                                  of the combined voting power of
                                  the Surviving Corporation's
                                  then outstanding voting
                                  securities, and

                                  (4)  a transaction described in
                                  clauses (1) through (3) shall
                                  herein be referred to as a
                                  "Non-Control Transaction;"

                             (B)  A complete liquidation or
                             dissolution of the Company; or

                             (C) An agreement for the sale or
                             other disposition of all or
                             substantially all of the assets of
                             the Company to any Person (other
                             than a transfer to a Subsidiary).

                   Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that is a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

                      (b)  Claim:  any threatened, pending or
                           -----
                 completed action, suit or proceeding, whether civil, criminal, administrative or investigative or other, including, without limitation, an action by or in the right of any other corporation of any type or kind, domestic or foreign, or any partnership, joint venture, trust, employee benefit plan or other enterprise, whether predicated on foreign, federal, state or local law and whether formal or informal.

                      (c)  Expenses:  include attorney's fees and
                           --------
                 all other costs, charges and expenses paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

                      (d)  Indemnifiable Event:  any event or
                           -------------------
                 occurrence related to the fact that Indemnitee is or was or has agreed to become a director, officer, employee, agent or fiduciary of the Company, or is or was serving or has agreed to serve in any capacity, at the request of the Company, in any other corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity.

                      (e)  Potential Change of Control: shall be
                           ---------------------------
                 deemed to have occurred if (i) the Company enters into an agreement or arrangement, the consummation of which would result in the occurrence of a Change in control; or (ii) the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in control has occurred.

                      (f)  Voting Securities:  any securities of
                           -----------------
                 the Company which vote generally in the election of directors.

       2.   Basic Indemnification Arrangement:
            ---------------------------------
                      (a)  In the event Indemnitee was, is or
                 becomes a party to or witness or other
                 participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee (without regard to the negligence or other fault of the Indemnitee) to the fullest extent permitted by applicable law, as soon as practicable but in no event later than thirty days after written demand is presented to the Company, against any and all Expenses, judgments, fines, penalties, excise taxes and amounts paid or to be paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties, excise taxes or amounts paid or to be paid in settlement) of such Claim. If Indemnitee makes a request to be indemnified under this Agreement, the Board of Directors (acting by a quorum consisting of directors who are not parties to the Claim with respect to an Indemnifiable Event or, if such a quorum is not obtainable, acting upon an opinion in writing of independent legal counsel ("Board Action") shall, as soon as practicable but in no event later than thirty days after such request, authorize such indemnification. Notwithstanding anything in the Restated Certificate of Incorporation of the Company (the "Certificate of Incorporation"), the Bylaws of the Company or this Agreement to the contrary, following a Change in Control, Indemnitee shall, unless prohibited by law, be entitled to indemnification pursuant to this Agreement in connection with any Claim initiated by Indemnitee.

                      (b)  Notwithstanding anything in the
                 Certificate of Incorporation, the Bylaws or this Agreement to the contrary, if so requested by Indemnitee, the Company shall advance (within two business days of such request) any and all Expenses relating to a Claim to Indemnitee (an "Expense Advance"), upon the receipt of a written undertaking by or on behalf of Indemnitee to repay such Expense Advance if a judgment or other final adjudication adverse to Indemnitee (as to which all rights or appeal therefrom have been exhausted or lapsed) establishes that Indemnitee, with respect to such Claim, is not eligible for indemnification.

                      (c)  Notwithstanding anything in the
                 Certificate of Incorporation, the Bylaws or this Agreement to the contrary, if Indemnitee has commenced legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under this Agreement, the Bylaws of the Company or applicable law, any Board Action or Arbitration (as defined in Section 3) that Indemnitee would not be permitted to be indemnified in accordance with Section 2(a) of this Agreement shall not be binding. If there has been no Board Action or Arbitration, or if Board Action or Arbitration determines that Indemnitee would not be permitted to be indemnified, in any respect, in whole or in part, in accordance with Section 2(a) of this Agreement, Indemnitee shall have the right to commence litigation in the court which is hearing the action or proceeding relating to the Claim for which indemnification is sought or in any court in the States of Delaware or Texas having subject matter jurisdiction thereof and in which venue is proper seeking an initial determination by the court or challenging any such Board Action or Arbitration or any aspect thereof, and the Company thereby consents to service of process and to appear in any such proceeding. Any Board Action not followed by Arbitration or such litigation, and any Arbitration not followed by such litigation, shall be conclusive and binding on the Company and Indemnitee.

            3.   Change in Control.  The Company agrees that if
                 -----------------
            there is a Change in Control, Indemnitee, by giving written notice to the Company and the American Arbitration Association (the "Notice"), may require that any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration (the "Arbitration"), in Fort Worth, Texas, in accordance with the Rules of the American Arbitration Association (the "Rules"). The Arbitration shall be conducted by a panel of three arbitrators selected in accordance with the Rules within thirty days of delivery of the Notice. The decision of the panel shall be made as soon as practicable after the panel has been selected, and the parties agree to use their reasonable efforts to cause the panel to deliver its decision within ninety days of its selection. The Company shall pay all fees and expenses of the Arbitration. The Arbitration shall be conclusive and binding on the Company and Indemnitee, and Indemnitee may cause judgment upon the award rendered by the arbitrators to be entered in any court having jurisdiction thereof; provided, however, that any Arbitration shall have no effect on Indemnitee's right to commence litigation pursuant to Section 2(c) of this Agreement, in which case, such Arbitration shall not be conclusive and binding on Indemnitee or the Company.

            4.   Establishment of Trust.  In the event of a
                 ----------------------
            Potential Change in Control or a Change in Control, the Company shall, promptly upon written request by Indemnitee, create a Trust for the benefit of Indemnitee and from time to time, upon written request of Indemnitee to the Company, shall fund such Trust in an amount, as set forth in such request, sufficient to satisfy any and all Expenses reasonably anticipated at the time of each such request to be incurred in connection with investigating, preparing for and defending any claim relating to an Indemnifiable Event, and any and all judgements, fines, penalties and settlement amounts of any and all claims relating to an Indemnifiable Event from time to time actually paid or claimed, reasonably anticipated or proposed to be paid. The terms of the Trust shall provide that upon a Change in Control (i) the Trust shall not be revoked or the principal thereof invaded, without the written consent of Indemnitee; (ii) the Trustee shall advance, within two business days of a request by Indemnitee, any and all Expenses to Indemnitee, not advanced directly by the Company to Indemnitee (and Indemnitee hereby agrees to reimburse the Trust under the circumstances under which Indemnitee would be required to reimburse the Company under Section 2(b) of this Agreement);
            (iii) the Trust shall continue be to funded by the Company in accordance with the funding obligation set forth above; (iv) the Trustee shall promptly pay to Indemnitee all amounts for which Indemnitee shall be entitled to indemnification pursuant to this Agreement or otherwise; and (v) all unexpended funds in such Trust shall revert to the Company upon a final determination by Board Action or Arbitration or a court of competent jurisdiction, as the case may be, that Indemnitee has been fully indemnified under the terms of this Agreement. The Trustee shall be chosen by Indemnitee. Nothing in this Section 4 shall relieve the Company of any of its obligations under this Agreement.

            5.   Indemnification for Additional Expenses.  The
                 ---------------------------------------
            Company shall indemnify Indemnitee against any and
            all expenses (including attorney's fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any claim asserted by or action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement or any other agreement or Company Bylaw now or hereafter in effect relating to Claims for Indemnifiable Events and/or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

            6.   Partial Indemnity, Etc.  If Indemnitee is
                 ----------------------
            entitled, under any provisions of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgements, fines, penalties, excise taxes and amounts paid or to be paid in settlement of a Claim but not, however, for all of the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any or all Claims relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including, without limitation, dismissal without prejudice, Indemnitee shall be indemnified against any and all Expenses, judgments, fines, penalties, excise taxes and amounts paid or to be paid in settlement of such Claim. In connection with any determination by Board Action, Arbitration or a court of competent jurisdiction that Indemnitee is not entitled to be indemnified hereunder, the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

            7.   No Presumption.  For purposes of this Agreement,
                 --------------
            the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law or this Agreement.

            8.   Contribution.  In the event that the
                 ------------
            indemnification provided for in this Agreement is unavailable to Indemnitee for any reason whatsoever, the Company, in lieu of indemnifying Indemnitee, shall contribute to the amount incurred by Indemnitee, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for Expenses, in connection with any Claim relating to an Indemnifiable Event, in such proportion as is deemed fair and reasonable in light of all of the circumstances of such action by Board Action or Arbitration or by the court before which such action was brought in order to reflect (i) the relative benefits received by the Company and Indemnitee as a result of the event(s) and/or transactions(s) giving cause to such action; and/or
            (ii) the relative fault of the Company (and its other directors, officers, employees and agents) and Indemnitee in connection with such event(s) and/or transaction(s). Indemnitee's right to contribution under this Paragraph 8 shall be determined in accordance with, pursuant to and in the same manner as, the provisions in Paragraphs 2 and 3 hereof relating to Indemnitee's right to indemnification under this Agreement.

            9.   Notice to the Company by Indemnitee.  Indemnitee
                 -----------------------------------
            agrees to promptly notify the Company in writing upon being served with or having actual knowledge of any citation, summons, complaint, indictment or any other similar document relating to any action which may result in a claim of indemnification or contribution hereunder.

            10.  Non-exclusivity, Etc.  The rights of the
                 --------------------
            Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Company's Certificate of Incorporation or Bylaws or the Delaware General Corporation Law or otherwise, and nothing herein shall be deemed to diminish or otherwise restrict Indemnitee's right to indemnification under any such other provision. To the extent applicable law or the Certificate of Incorporation or the Bylaws of Company, as in effect on the date hereof or at any time in the future, permit greater indemnification than as provided for in this Agreement, the parties hereto agree that Indemnitee shall enjoy by this Agreement the greater benefits so afforded by such law or provision of the Certificate of Incorporation or Bylaws and this Agreement shall be deemed amended without any further action by the Company or Indemnitee to grant such greater benefits. Indemnitee may elect to have Indemnitee's rights hereunder interpreted on the basis of applicable law in effect at the time of execution of this Agreement, at the time of the occurrence of the Indemnifiable Event giving rise to a Claim or at the time indemnification is sought.

            11.  Liability Insurance.  To the extent the Company
                 -------------------
            maintains at any time an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any other Company director or officer under such insurance policy. The purchase and maintenance of such insurance shall not in any way limit or affect the rights and obligations of the parties hereto, and the execution and delivery of this Agreement shall not in any way be construed to limit or affect the rights and obligations of the Company and/or of the other parties under any such insurance policy.

            12.  Period of Limitations.  No legal action shall be
                 ---------------------
            brought and no cause of action shall be asserted by or on behalf of the Company or any affiliate of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company or its affiliate shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided, however, that if any
                             --------  -------
            shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

            13.  Amendments, Etc.  No supplement, modification or
                 ----------------
            amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto.
            No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

            14.  Subrogation.  In the event of payment under this
                 -----------
            Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery with respect to such payment of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

            15.  No-Duplication of Payments.  The Company shall
                 --------------------------
            not be liable under this Agreement to make any payment in connection with any claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, Bylaw or otherwise) of the amounts otherwise indemnifiable hereunder.

            16.  Binding Effect, Etc.  This Agreement shall be
                 --------------------
            binding upon and inure to the benefit of and be enforceable against and by the parties hereto and their respective successors, assigns (including any direct or indirect successor by purchase, merger, consolidation or otherwise to all of substantially all of the business and/or assets of the Company), spouses, heirs and personal and legal representatives. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all, or a substantial part of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as a director and/or officer of the Company or of any other enterprise at the Company's request.

            17.  Severability.  The provisions of this Agreement
                 ------------
            shall be severable in the event that any of the provisions thereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.

            18.  Notices.  All notices, requests, demands and
                 -------
            other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand or when mailed by certified registered mail, return receipt requested, with postage prepaid:

            A.   If to Indemnitee, to:

                 _______________
                 _____________________
                 ________________________


                 or to such other person or address which Indemnitee shall furnish to the Company in writing pursuant to the above.

            B.   If to the Company, to:

                 Tandy Corporation
                 1900 One Tandy Center
                 Fort Worth, Texas   76102
                 Attention:  Corporate Secretary

                 or to such person or address as the
                 Company shall furnish to Indemnitee in
                 writing pursuant to the above.

            19.  Governing Law.  This Agreement shall be governed
                 -------------
            by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such State without giving effect to the principles of conflicts of laws.

       IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the 1st day of December, 1995.



                                       TANDY CORPORATION


                                       By:
                                          -----------------------
                                          John V. Roach
                                          Chairman of the Board
                                          and Chief Executive
                                          Officer




                                       -------------------------
                                       [ Name], Indemnitee

                                         TANDY CORPORATION                                  EXHIBIT 11
                              STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

    <CAPTIONS>

                                                                                Year Ended
                                                                               December 31,
                                                                 -------------------------------------
    (In thousands, except per share amounts)                        1995          1994          1993
    --------------------------------------------------------------------------------------------------
    Primary Earnings Per Share

    Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

      Net income, as reported                                    $ 211,974     $ 224,335     $  96,849
      Less dividends on preferred stock:
        Series B                                                    (6,537)       (6,777)       (7,136)
                                                                 ---------     ---------     ---------
      Net income available to common
        shareholders for primary earnings per share              $ 205,437     $ 217,558     $  89,713
                                                                 =========     =========     =========

      Weighted average number of common shares outstanding          63,214        62,769        63,582
      Weighted average number of $2.14 depositary shares,
        representing Series C preferred stock, treated as
        common stock due to mandatory conversion (b)                 2,201        11,816        11,816
      Weighted average number of common shares issuable
        under stock option plans, net of assumed treasury stock
        repurchases at average market prices                           513           289           145
                                                                 ---------     ---------     ---------
      Weighted average number of common and common
        equivalent shares outstanding                               65,928        74,874        75,543
                                                                 =========     =========     =========

      Net income available per average
        common and common equivalent share                       $    3.12     $    2.91     $    1.19
                                                                 =========     =========     =========

    Fully Diluted Earnings Per Share (a)

    Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

      Net income available to common shareholders                $ 205,437     $ 217,558     $  89,713
      Adjustments for assumed conversion of Series B
        preferred stock to common stock as of the
        beginning of the period:
        Plus dividends on Series B preferred stock                   6,537         6,777           (c)
        Less additional contribution that would have been
          required for the TESOP if Series B preferred
          stock had been converted                                  (3,732)       (3,874)          (c)
                                                                 ---------     ---------     ---------
    Net income available per common and
      common equivalent share, as adjusted                       $ 208,242     $ 220,461     $  89,713
                                                                 =========     =========     =========

    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

      Weighted average number of shares outstanding                 65,928        74,874        75,543
      Adjusted to reflect assumed exercise of stock
        options as of the beginning of the period                      (c)            95           223
      Adjustment to reflect assumed conversion of Series B
        preferred stock to common stock as of the beginning
        of the period                                                1,907         1,990           (c)
                                                                 ---------     ---------     ---------
      Weighted average number of common and common
        equivalent shares outstanding, as adjusted                  67,835        76,959        75,766
                                                                 =========     =========     =========

    Fully diluted net income available per average
        common and common equivalent share                       $    3.07     $    2.86     $    1.18
                                                                 =========     =========     =========

    (a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
    (b) The amount in 1995 represents the pro rata portion of the Series C preferred stock outstanding prior to their conversion effective March 10, 1995.
    (c) For the years ended December 31, 1995 and 1993, these items are antidilutive and thus are omitted from the calculation.




                                                                                                   EXHIBIT 12
                                                      TANDY CORPORATION
                              STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (1)

                                                                                 Six Months
                                                                                 Ended (1)
    (In thousands, except per                      Year Ended December 31,      December 31,  Year Ended June 30,
                                             ---------------------------------   ---------   ---------------------
    share amounts)                             1995       1994         1993        1992        1992        1991
    --------------------------------------------------------------------------------------------------------------
    Ratio of Earnings to Fixed Charges:

    Income from continuing operations        $ 211,974   $ 224,335   $ 195,632   $  67,681   $ 210,713   $ 219,935
    Plus provision for income taxes            131,299     135,205     115,523      35,236     119,785     123,342
                                             ---------   ---------   ---------   ---------   ---------   ---------
    Income before income taxes                 343,273     359,540     311,155     102,917     330,498     343,277
                                             ---------   ---------   ---------   ---------   ---------   ---------

    Fixed charges:

    Interest expense and amortization
      of debt discount                          33,706      30,047      39,707      20,532      43,154      70,313
    Amortization of issuance expense               259         261         409         591         563         400
    Appropriate portion (33 1/3%) of rentals    72,527      70,800      67,467      35,109      68,224      63,980
                                             ---------   ---------   ---------   ---------   ---------   ---------
        Total fixed charges                    106,492     101,108     107,583      56,232     111,941     134,693
                                             ---------   ---------   ---------   ---------   ---------   ---------

    Earnings before income taxes and
      fixed charges                          $ 449,765   $ 460,648   $ 418,738   $ 159,149   $ 442,439   $ 477,970
                                             =========   =========   =========   =========   =========   =========

    Ratio of earnings to fixed charges            4.22        4.56        3.89        2.83        3.95        3.55
                                             =========   =========   =========   =========   =========   =========

    Ratio of Earnings to Fixed Charges
      and Preferred Dividends:

    Total fixed charges, as above            $ 106,492   $ 101,108   $ 107,583   $  56,232   $ 111,941   $ 134,693
    Preferred dividends                         11,361      38,877      36,738      18,469      20,014       6,875
                                             ---------   ---------   ---------   ---------   ---------   ---------
    Total fixed charges and preferred
      dividends                              $ 117,853   $ 139,985   $ 144,321   $  74,701   $ 131,955   $ 141,568
                                             =========   =========   =========   =========   =========   =========

    Earnings before income taxes, fixed
      charges and preferred dividends        $ 449,765   $ 460,648   $ 418,738   $ 159,149   $ 442,439   $ 477,970
                                             =========   =========   =========   =========   =========   =========

    Ratio of earnings to fixed charges and
        preferred dividends                       3.82        3.29        2.90        2.13        3.35        3.38
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

                          TANDY CORPORATION

                             EXHIBIT 23

                 CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration
    No. 33-37970) of Tandy Corporation and to the incorporation by reference in the Registration
    Statements on Form S-8 (Registration Nos. 33-23178,
    33-41523, 33-51019, 33-51599 and 33-51603) of our
    report dated February 20, 1996, appearing on page
    31 in this Annual Report on Form 10-K.







    /s/ Price Waterhouse LLP
    --------------------------

    PRICE WATERHOUSE LLP

    Fort Worth, Texas
    March 28, 1996