Form 10-Q
period 1996-03-31
TANDY CORP /DE/
filed 1996-05-13
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------     ----------

                          Commission File No. 1-5571


                                TANDY CORPORATION
           (Exact name of registrant as specified in its charter)

              Delaware                            75-1047710
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

    1800 One Tandy Center, Fort Worth, Texas         76102
    (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code:
    (817) 390-3700

                                     N/A
            (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes X   No
                                                       --     --

    The number of shares outstanding of the issuer's Common
    Stock, $1 par value, on April 30, 1996 was 60,612,333.

         Index to Exhibits is on Sequential Page No. 15.
                           Total pages 20.

                            PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS



                          TANDY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income (Unaudited)


    <CAPTIONS>
                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
    (In thousands, except per share amounts)          1996             1995
    ----------------------------------------     ------------      ------------
    Net sales and operating revenues             $  1,446,929      $  1,226,622
    Cost of products sold                             955,262           780,043
                                                 ------------      ------------

    Gross profit                                      491,667           446,579
                                                 ------------      ------------

    Expenses:
    Selling, general and administrative               413,927           373,710
    Depreciation and amortization                      25,351            22,302
    Impairment of long-lived assets                    26,033                --
    Interest income                                    (3,810)          (23,402)
    Interest expense                                    7,130            10,660
                                                 ------------      ------------
                                                      468,631           383,270
                                                 ------------      ------------

    Income before income taxes                         23,036            63,309

    Provision for income taxes                          8,556            24,374
                                                 ------------      ------------

    Net income                                         14,480            38,935

    Preferred dividends                                 1,605             1,667
                                                 ------------      ------------

    Net income available to common shareholders  $     12,875      $     37,268
                                                 ============      ============

    Net income available per average common
      and common equivalent share                $       0.21      $       0.55
                                                 ============      ============

    Average common and common
      equivalent shares outstanding                    61,367            68,174
                                                 ============      ============

    Dividends declared per common share          $       0.20      $       0.18
                                                 ============      ============


    The accompanying notes are an integral part of these financial statements.


                               TANDY CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets (Unaudited)


    <CAPTIONS>
                                                  March 31,     December 31,    March 31,
    (In thousands, except share amounts)            1996           1995           1995
    ------------------------------------         -----------    -----------    -----------
    Assets
    Current assets:
      Cash and short-term investments            $   105,381    $   143,498    $   233,718
      Accounts and notes receivable, less
        allowance for doubtful accounts              279,500        320,588        396,050
      Inventories, at lower of cost or market      1,558,918      1,511,984      1,324,293
      Other current assets                            67,775         72,175         76,541
                                                 -----------    -----------    -----------
        Total current assets                       2,011,574      2,048,245      2,030,602

    Property, plant and equipment, at cost,
      less accumulated depreciation                  589,170        577,720        506,715

    Other assets, net of accumulated amortization     84,741         96,098        171,364
                                                 -----------    -----------    -----------
                                                 $ 2,685,485    $ 2,722,063    $ 2,708,681
                                                 ===========    ===========    ===========

    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current
        maturities of long-term debt             $   229,237    $   189,861    $   239,302
      Accounts payable                               436,426        365,131        349,256
      Accrued expenses                               228,639        321,939        237,340
      Income taxes payable                            66,622         82,978         24,851
                                                 -----------    -----------    -----------

        Total current liabilities                    960,924        959,909        850,749
                                                 -----------    -----------    -----------

    Long-term debt and capital leases,
      excluding current maturities                   140,719        140,813        155,350
    Other non-current liabilities                     19,635         20,006         19,874
                                                 -----------    -----------    -----------

        Total other liabilities                      160,354        160,819        175,224
                                                 -----------    -----------    -----------

    Stockholders' Equity
      Preferred stock, no par value, 1,000,000
        shares authorized
        Series A junior participating, 100,000
          shares authorized and none issued               --              --            --
        Series  B convertible, 100,000 shares
          authorized and issued                      100,000         100,000       100,000
      Common stock, $1 par value, 250,000,000
        shares authorized with 85,645,000
        shares issued                                 85,645          85,645        85,645
      Additional paid-in-capital                     102,640         102,819        93,638
      Retained earnings                            2,333,260       2,332,120     2,198,024
      Foreign currency translation effects            (1,939)        (1,094)         1,880
      Common stock in treasury, at cost,
        24,864,000, 23,918,000 and 19,611,000
        shares, respectively                      (1,002,540)      (963,301)      (735,641)
      Unearned deferred compensation
        related to TESOP                             (52,859)       (54,854)       (60,838)
                                                 -----------    -----------    -----------
        Total stockholders' equity                 1,564,207      1,601,335      1,682,708

    Commitments and contingent liabilities
                                                 -----------    -----------    -----------
                                                 $ 2,685,485    $ 2,722,063    $ 2,708,681
                                                 ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements.


                          TANDY CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows (Unaudited)

    <CAPTIONS>

                                                           Three Months Ended
                                                                March 31,
                                                      ------------------------------
    (In thousands)                                        1996               1995
    --------------                                    ------------      ------------
    Cash flows from operating activities:
    Net income                                        $     14,480      $     38,935

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Impairment of long-lived assets                     26,033                --
        Depreciation and amortization                       25,351            22,302
        Provision for credit losses and bad debts              266            11,466
        Other items                                            (31)              703

    Changes in operating assets and liabilities:
      Sale of credit card portfolios                            --           342,822
      Receivables                                           44,324            18,327
      Inventories                                          (46,934)          167,925
      Other current assets                                  (2,404)              661
      Accounts payable, accrued expenses and
        income taxes                                       (37,467)         (335,275)
                                                      ------------      ------------
      Net cash provided by operating activities             23,618           267,866
                                                      ------------      ------------

    Investing activities:
      Additions to property, plant and equipment           (44,609)          (43,336)
      Proceeds from sale of property, plant and
        equipment                                              875             2,326
      Other investing activities                            (2,878)              170
                                                      ------------      ------------
      Net cash used by investing activities                (46,612)          (40,840)
                                                      ------------      ------------

    Financing activities:
      Purchase of treasury stock                           (57,175          (212,078)
      Sale of treasury stock to employee
        stock purchase program                              15,007            15,863
      Proceeds from exercise of stock options                1,651             9,623
      Dividends paid, net of taxes                         (13,534)          (24,507)
      Changes in short-term borrowings, net                 39,625            61,463
      Additions to long-term borrowings                         --             1,706
      Repayments of long-term borrowings                      (697)          (51,011)
                                                      ------------      ------------
      Net cash used by financing activities                (15,123)         (198,941)
                                                      ------------      ------------

    Increase (decrease) in cash and short-term
      investments                                          (38,117)           28,085
    Cash and short-term investments,
      beginning of period                                  143,498           205,633
                                                      ------------      ------------
    Cash and short-term investments, end of period    $    105,381      $    233,718
                                                      ============      ============


    The accompanying notes are an integral part of these financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1995.

    NOTE 2-IMPAIRMENT OF ASSETS

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

    Upon adoption in the first quarter of 1996, the Company recorded an initial pre-tax impairment loss of approximately $26,033,000 to conform with this statement, primarily as a result of grouping assets at their lowest level of cash flows to determine impairment as required by this statement. This charge provided for the writedown of certain intangibles, adjustment to market valuation of foreign real estate and the revaluation of selected retail fixed assets. Whenever events or changes in circumstances occur, the Company will review assets for impairment, and if it is indicated that the carrying amount of an asset may not be recoverable, the appropriate adjustment will be recorded.

    NOTE 3-SHARE REPURCHASE PROGRAM

    On December 18, 1995, the Company announced that its Board of Directors had authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. These purchases are in addition to the share repurchase program which began in August 1994 and concluded in December 1995, under which the Company repurchased 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. During the quarter ended March 31, 1996, the Company repurchased approximately 1,000,000 shares under the program. No purchases were made during 1995 under this new program.

    NOTE 4-CONTINGENCY

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

    The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs sought damages in an unspecified amount alleging that the initial public offering prospectus of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have entered into a Memorandum of Understanding which the Court has preliminarily approved.
    The Court has set a hearing regarding the settlement of this litigation for July 2, 1996. The complete resolution of the matter is dependent upon the satisfaction of several conditions set forth in said Memorandum of Understanding. There can be no assurance that Court approval will be obtained. Under the terms of the Memorandum of Understanding, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, the Company intends to resume its vigorous defense of this lawsuit.

    NOTE 5-HEDGING AND DERIVATIVE ACTIVITY

    The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through March 31, 1996, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At March 31, 1996, the Company would have to pay approximately $4,686,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the estimated fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At March 31, 1996, the weighted average interest rate of the floating rate obligations being hedged was 5.9%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

    NOTE 6-RELATIONS WITH INTERTAN

    Summarized in the tables below are the amounts recognized by the Company at March 31, 1996 and 1995, and for the periods ended March 31, 1996 and 1995, in relation to its agreements with InterTAN Inc. ("InterTAN"). The Company purchased the notes at a discount, and InterTAN has an obligation to pay the gross amount of the notes.

    <CAPTIONS>
                                        Balance at March 31,
                                   -----------------------------
    (In thousands)                      1996           1995
    --------------                 -------------   -------------
    Gross amount of notes          $      41,424   $      48,361
    Discount                              11,164          15,246
                                   -------------   -------------
    Net amount of notes            $      30,260   $      33,115
                                   =============   =============

    Current portion of notes       $      14,615   $       4,256
    Non-current portion of notes          15,645          28,859
    Other current receivables              2,438           2,879
                                   -------------   -------------
                                   $      32,698   $      35,994
                                   =============   =============

    <CAPTIONS>
                                        Three Months Ended
                                             March 31,
                                   -----------------------------
    (In thousands)                     1996            1995
    --------------                 -------------   -------------
    Sales and commission income    $       1,796   $       2,349
                                   =============   =============

    Interest income                $         928   $         999
    Accretion of discount                    997           1,097
                                   -------------   -------------
                                   $       1,925   $       2,096
                                   =============   =============

    Royalty income                 $         275              --
                                   =============   =============



    Through April 1996 InterTAN has met all of its payment obligations to Tandy. Published income before taxes for the nine months ended March 31, 1996 approximated $10,393,000 compared to $10,944,000 for the nine months ended March 31, 1995. The reduction in InterTAN's earnings per fully diluted share from $0.89 in the nine months ended March 31, 1995 to $0.34 in the current nine months is primarily attributable to a tax credit taken in fiscal 1995, and to a lesser extent, an economic downtrend in its primary market of Canada. Nothing has come to the attention of management which would indicate that InterTAN would not be able to meet its payment obligations pursuant to these debt agreements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information.

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


    Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended March
    31 were:

    <CAPTIONS>
                                           Three Months Ended
                                                March 31,               %Increase
                                      -----------------------------
    (In thousands)                        1996             1995         (Decrease)
    --------------                    ------------     ------------     ----------
    RadioShack                       $    708,565     $    663,069 (1)      6.9%
    Incredible Universe                    220,253          133,753         64.7
    Computer City                          499,657          378,563         32.0
                                      ------------     ------------
                                         1,428,475        1,175,385         21.5

    Tandy Name Brand (closed)                   --           28,350           --
    Other sales                             18,454           22,887        (19.4)
                                      ------------     ------------
                                      $  1,446,929     $  1,226,622         18.0%
                                      ============     ============

    (1)  Restated to include the remaining 73 Tandy Name Brand retail units.


    Continuing retail operations had a 21.5% sales gain for the three-month period ended March 31, 1996. Tandy Corporation's overall comparable store sales gains for U.S. and Canadian operations approximated 2.3% for the quarter. This increase includes the January results which were negatively impacted by adverse weather conditions.

    RadioShack comparable store sales gains for the three-month period were 5.2%, with February and March gains of 8.1% and 8.9%, respectively. Digital satellite systems and cellular phone sales were strong during the quarter. The parts and accessories categories received major advertising and sales associate emphasis this quarter, and the division's overall gain was led by batteries, telephone add-ons and stereo accessories, all of which had double digit increases. At March 31, 1996, RadioShack had 4,840 company-owned stores, including 91 in the Specialty Retail Group. The division has had a net increase of nine stores since December 31, 1995, and it is anticipated that approximately 100-120 RadioShack(SM) stores will be added during 1996.

    Computer City recorded flat comparable store sales results for the quarter with sales gains of 7.0% and 4.7% for February and March, respectively. The sales gains were due to increased traffic and sale of accessories and computer upgrade components. During the first quarter of 1996, Computer City initiated a commission-based compensation plan for its sales associates. This new program, in addition to a renewed focus on the in-stock position, contributed to the increased sales. These two new programs plus a focus on corporate sales should help achieve sales increases in the future. Twenty-eight stores have been added to the Computer City chain since March 31, 1995, including two stores which were added in the first quarter of 1996. As of March 31, 1996, there were 101 stores open, and Computer City plans to add approximately 13 more stores during the remainder of 1996.

    Same-store sales for the quarter at Incredible Universe decreased 5.5%. This decrease was the result of sales decreases in categories such as appliances and video. Sales increased in the home office category during the March quarter compared to the prior year. Incredible Universe management is focusing on numerous major points to improve business. Currently under evaluation are incentive-based compensation plans, expansion of product offering in the computer department and development of leased areas within the store for other retail formats. Steps are being taken to enhance merchandising and marketing strategies and to decrease overhead costs. Management may rationalize the use of its assets and, as the Incredible Universe chain matures, management will gain more information with which to make decisions. Since March 31, 1995, Incredible Universe has added nine stores, including one which was added in the first quarter of 1996. Incredible Universe operated eighteen stores as of March 31, 1996 and plans to open one additional store during the third quarter of 1996.


    RETAIL OUTLETS


    <CAPTIONS>
                               March 31,   December 31,  September 30,  June 30,  March 31,  December 31,
                                 1996          1995          1995         1995      1995         1994
    -----------------------------------------------------------------------------------------------------
    RadioShack
      Company owned (1)         4,840         4,831         4,787        4,709      4,671       4,598
      Dealer/Franchise          1,954         2,005         2,017        2,017      2,015       2,005
    Computer City                 101            99            86           78         73          69
    Incredible Universe            18            17            14           10          9           9
    Tandy Name Brand              n/a           n/a           n/a          n/a        n/a         306
                               ------        ------        ------       ------      -----       -----
    Total Number of Stores      6,913         6,952         6,904        6,814      6,768       6,987
                               ======        ======        ======       ======      -----       -----

    (1) At January 1, 1995, the Specialty Retail Group of the RadioShack division included 73 Tandy Name Brand units.


    Gross Profit

    Gross profit as a percent of net sales was 34.0% during the three months ended March 31, 1996 as compared to 36.4% during the corresponding 1995 period. This trend toward lower gross margins is expected to continue as Computer City(R) and Incredible Universe(R) stores contribute a larger proportion of sales, because they operate on lower margins. In the first quarter of 1996, Computer City and Incredible Universe accounted for approximately 49.8% of consolidated sales, compared to 41.8% in the first quarter of 1995. RadioShack's gross margin remained relatively stable in comparison with the prior year period. Computer City's gross margin increased slightly as compared to the first quarter of 1995, while gross margin at Incredible Universe decreased due to an increase in the relative percentage of lower margin computer sales the chain is experiencing and, to a lesser extent, the Atlanta store opening in March 1996.

    Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues for the first quarter of 1996 declined 1.9 percentage points in comparison with the first quarter of 1995. Most expense categories, including advertising, rent, payroll and utilities, were lower as a percent of sales as compared with the same prior year period. The lower rent and payroll costs as a percent of sales reflect the lower relative costs associated with the Company's newer retail formats. As a result of Computer City and Incredible Universe expansion into new markets, consolidated advertising costs increased $4,823,000, or 10.4%, during the three months in comparison with the prior year period. Payroll expenses increased $23,985,000, or 15.2%, in the first quarter of 1996, in comparison with the prior year period, because of the Company's retail store expansions. As a result of the Company selling the private label credit card portfolios at the end of the first quarter in 1995, bad debt expense decreased significantly in the first quarter of 1996 as compared to that of the prior year. The Company expects SG&A expenses as a percent of sales to continue to decrease over the remainder of the fiscal year as Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation, become more significant portions of the Company's total business.

    Impairment of Assets

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

    Upon adoption in the first quarter of 1996, the Company recorded an initial pre-tax impairment loss of approximately $26,033,000 to conform with this statement, primarily as a result of grouping assets at their lowest level of cash flows to determine impairment as required by this statement. This charge provided for the writedown of certain intangibles, adjustment to market valuation of foreign real estate and the revaluation of selected retail fixed assets. The Company does not anticipate a regular quarterly writedown in subsequent quarters related to FAS 121; however, whenever events or changes in circumstances occur, the Company will review assets for impairment, and if it is indicated that the carrying amount of an asset may not be recoverable, the appropriate adjustment will be recorded.

    Accounting for Stock-Based Compensation

    In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied.
    The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123. No stock options were issued for stock-based employee compensation plans in the first quarter of 1996.

    Net Interest Income

    Interest income for the quarter ending March 31, 1996 decreased $19,592,000 from $23,402,000 in the first quarter of 1995. This decrease is due to the sale of the Company's credit card portfolios in the first quarter of 1995 and increased utilization of cash for the ongoing share repurchase program and capital expenditures related to new stores. Interest expense decreased $3,530,000 for the quarter ending March 31, 1996 in comparison with the same prior year period.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the first quarters of 1996 and 1995 were 37.1% and 38.5%, respectively. The decrease is due primarily to the favorable resolution of a foreign tax issue.

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

    Earnings Per Share

    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. As the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock, they were considered outstanding common stock and the dividends have not been deducted from net income for purposes of calculating net income per average common and common equivalent share. The prior year quarter weighted average share calculation included approximately 11,816,000 common shares relating to the conversion of the PERCS into common stock on March 10, 1995. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.


    Cash Flow and Financial Condition

    Cash flow from operating activities generated less cash in the three-month period ended March 31, 1996 as compared with the same period of the prior year. This change relates primarily to the sale of the credit card portfolios in 1995 and a modest increase in inventories in 1996.

    Cash used by investing activities for the three-month period ended March 31, 1996 includes property, plant and equipment additions related to additional fixtures required for new RadioShack stores and the Company's expansion of its Computer City and Incredible Universe store formats. Management anticipates that capital expenditure requirements will approximate $110,000,000 to $120,000,000 for the remainder of 1996, primarily to support retail expansion, refurbishments and other capital expenditures such as updated POS and information systems.

    Cash used for financing activities for the three-month period ended March 31, 1996 includes the repurchase of common stock under the new share repurchase program, authorized on December 18, 1995. Repayments of long-term borrowings in 1995 included the $45,000,000 of 8.69% senior notes and medium-term notes of $6,000,000. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expansion is being funded through operating leases.
    Cash and short-term investments at March 31, 1996 were $105,381,000 as compared to $143,498,000 at December 31, 1995 and $233,718,000 at March 31, 1995. Total debt as a percentage of total capitalization was 19.1% at March 31, 1996, compared to 17.1% at December 31, 1995 and 19.0% at March 31, 1995. Long-term debt as a percentage of total capitalization was 7.3% at March 31, 1996 compared to 7.3% at December 31, 1995 and 7.5% at March 31, 1995. The debt-to-capitalization ratios could increase as Tandy continues to repurchase shares under the existing authorization and fund new store openings and other capital expenditures such as updating its POS and other information systems.

    On December 18, 1995, the Company announced that its Board of Directors had authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. These purchases are in addition to the share repurchase program which began in August 1994 and concluded in December 1995, under which the Company repurchased 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. During the quarter ended March 31, 1996, the Company repurchased approximately 1,000,000 shares under the program. No purchases were made during calendar 1995 under this new program.

    Inventory

    Compared to March 31, 1995, total inventories at March 31, 1996 increased $234,625,000 or 17.7%. The increase in total inventory levels included additional inventory to support new RadioShack, Computer City and Incredible Universe stores. Inventory is primarily comprised of finished goods.


    Changes in Stockholders' Equity

    <CAPTIONS>
                                              Outstanding
    (In thousands)                           Common Shares              Dollars
    --------------                           -------------            -----------
    Balance at December 31, 1995                   61,727             $ 1,601,335
    Foreign currency translation
      adjustments, net of deferred taxes               --                    (845)
    Sale of treasury stock to employee plans          372                  15,007
    Purchase of treasury stock                     (1,399)                (56,335)
    Exercise of stock options                          54                   1,651
    Restricted stock awards                            27                   1,099
    Repurchase of preferred stock                      --                    (840)
    Preferred stock dividends, net of tax              --                  (1,043)
    TESOP deferred compensation earned                 --                   1,995
    Common stock dividends                             --                 (12,297)
    Net income                                         --                  14,480
                                                  --------            -----------
    Balance at March 31, 1996                      60,781             $ 1,564,207
                                                  ========            ===========


    InterTAN Update

    Summarized in the tables below are the amounts recognized by the Company at March 31, 1996 and 1995, and for the periods ended March 31, 1996 and 1995, in relation to its agreements with InterTAN Inc. ("InterTAN"). The Company purchased the notes at a discount, and InterTAN has an obligation to pay the gross amount of the notes.

    <CAPTIONS>
                                        Balance at March 31,
                                   -----------------------------
    (In thousands)                      1996           1995
    --------------                 -------------   -------------
    Gross amount of notes          $      41,424   $      48,361
    Discount                              11,164          15,246
                                   -------------   -------------
    Net amount of notes            $      30,260   $      33,115
                                   =============   =============

    Current portion of notes       $      14,615   $       4,256
    Non-current portion of notes          15,645          28,859
    Other current receivables              2,438           2,879
                                   -------------   -------------
                                   $      32,698   $      35,994
                                   =============   =============

    <CAPTIONS>
                                        Three Months Ended
                                             March 31,
                                   -----------------------------
    (In thousands)                     1996            1995
    --------------                 -------------   -------------
    Sales and commission income    $       1,796   $       2,349
                                   =============   =============

    Interest income                $         928   $         999
    Accretion of discount                    997           1,097
                                   -------------   -------------
                                   $       1,925   $       2,096
                                   =============   =============

    Royalty income                 $         275              --
                                   =============   =============


    Through April 1996 InterTAN has met all of its payment obligations to Tandy. Published income before taxes for the nine months ended March 31, 1996 approximated $10,393,000 compared to $10,944,000 for the nine months ended March 31, 1995. The reduction in InterTAN's earnings per fully diluted share from $0.89 in the nine months ended March 31, 1995 to $0.34 in the current nine months is primarily attributable to a tax credit taken in fiscal 1995, and to a lesser extent, an economic downtrend in its primary market of Canada. Nothing has come to the attention of management which would indicate that InterTAN would not be able to meet its payment obligations pursuant to these debt agreements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information.

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

                PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

    The Company is a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 and is currently pending before the United States District Court for the Western District of Missouri. The plaintiffs sought damages in an unspecified amount alleging that the initial public offering prospectus of O'Sullivan, which was formerly a subsidiary of the Company, as well as certain press releases and other materials, contained material misrepresentations and omissions. The parties have entered into a Memorandum of Understanding which the Court has preliminarily approved. The Court has set a hearing regarding the settlement of this litigation for July 2, 1996. The complete resolution of the matter is dependent upon the satisfaction of several conditions set forth in said Memorandum of Understanding. There can be no assurance that Court approval will be obtained. Under the terms of the Memorandum of Understanding, the Company's contributions to the proposed settlement will not have a material adverse affect on its results of operations or financial condition. Tandy believes that the lawsuit is totally without merit and in the event this matter is not resolved, the Company intends to resume its vigorous defense of this lawsuit.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 15, which immediately precedes such exhibits.

         b)  Reports on Form 8-K.

           There were no Form 8-K reports filed during the quarter ended March 31, 1996.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                         Tandy Corporation
                                           (Registrant)




    Date:  May 13, 1996             By /s/  Richard L. Ramsey
                                       ----------------------
                                            Richard L. Ramsey
                                   Vice President and Controller
                                          (Authorized Officer)






    Date:  May 13, 1996                /s/  Dwain H. Hughes
                                       -------------------------
                                            Dwain H. Hughes
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial Officer)

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

    2e(i) Amendment No. 1 to Acquisition Agreement dated
          January 18, 1995 between Tandy Credit Corporation,
          Tandy National Bank and Hurley State Bank
          (filed as Exhibit 2 to Tandy's March 30, 1995
          Form 8-K filed on April 12, 1995, Accession
          No.0000096289-95-000012 and incorporated
          herein by reference).

    2f Agreement Plan of Merger dated March 30, 1995 by and among Tandy Corporation, Tandy Credit
          Corporation, Hurley State Bank and Hurley
          Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on
          April 12, 1995, Accession No. 0000096289-
          95-000012 and incorporated herein by reference).

    3a(i) Restated Certificate of Incorporation of Tandy dated December 10, 1982 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-
          000017 and incorporated herein by reference).

    3a(ii)Certificate of Amendment of Certificate of Incorporation of Tandy Corporation dated
          November 13, 1986 (filed as Exhibit 4A to Tandy's
          1993 Form S-8 for the Tandy Corporation Incentive
          Stock Plan, Reg. No. 33-51603, filed on November
          12, 1993, Accession No.0000096289-93-000017 and
          incorporated herein by reference).

    3a(iii)Certificate of Amendment of Certificate of Incorporation, amending and restating the
           Certificate of Designation, Preferences and
           Rights of Series A Junior Participating
           Preferred Stock dated June 22, 1990 (filed as
           Exhibit 4A to Tandy's 1993 Form S-8 for the
           Tandy Corporation Incentive Stock Plan, Reg.
           No. 33-51603, filed on November 12, 1993,
           Accession No. 0000096289-93-000017 and
           incorporated herein by reference).

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

    3b     Tandy Corporation Bylaws, restated
           as of January 1, 1996 (filed as Exhibit 3b to Tandy's Form 10-K filed on March 28, 1996,
           Accession No.0000096289-96-000004 and
           incorporated herein by reference).

    4a Amended and restated Rights Agreement with the First National Bank of Boston dated June
           22, 1990 for Preferred Share Purchase Rights
           (filed as Exhibit 4b to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-
           94-000029 and incorporated herein by reference).

    4b Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank, individually and as Agent for sixteen other banks, dated as of May 27, 1994 (without exhibits) (filed as
           Exhibit 4c to Tandy's Form 10Q filed on August 15, 1994, Accession No.0000096289-94-000039 and incorporated herein by reference).

    4c First Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for sixteen other banks, dated as of May 26, 1995 (Facility A) (filed as Exhibit 4c to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and
           incorporated herein by reference).

    4d First Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for sixteen other banks, dated as of May 26, 1995 (Facility B) (filed as Exhibit 4d to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and
           incorporated herein by reference).

    10a* Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit
           10a to Tandy's Form 10-K filed on March 30,
           1994, Accession No. 0000096289-94-000029
           and incorporated herein by reference).

    10b*   Form of Executive Pay Plan Letters (filed as
           Exhibit 10b to Tandy's Form 10-K filed on
           March 28, 1996, Accession No. 0000096289-96-
           000004 and incorporated herein by reference).

    10c*   Post Retirement Death Benefit Plan for Selected
           Executive Employees of Tandy Corporation and
           Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to Tandy's Form 10-K filed on
           March 30, 1994, Accession  No.0000096289-94-
           000029 and incorporated herein by reference).

    10d*   Tandy Corporation Officers Deferred Compensation
           Plan as restated July 10, 1992 (filed as Exhibit
           10d to Tandy's Form 10-K filed on March 30,
           1994, Accession No.0000096289-94-000029 and
           incorporated herein by reference).

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

    10i* Tandy Corporation 1985 Stock Option Plan as restated effective August 1990 (filed as Exhibit 10i to Tandy's Form 10-K filed on
           March 30, 1994, Accession No.0000096289-94-
           000029 and incorporated herein by reference).

    10j* Tandy Corporation 1993 Incentive Stock Plan as restated May 18, 1995 (filed as Exhibit
           10j to Tandy's Form 10-Q filed on August 14,
           1995, Accession No.0000096289-95-000016 and
           incorporated herein by reference).

    10k*   Tandy Corporation Officers Life Insurance
           Plan as amended and restated effective August
           22, 1990 (filed as Exhibit 10k to Tandy's
           Form 10-K filed on March 30, 1994, Accession
           No. 0000096289-94-000029 and incorporated
           herein by reference).

    10l*   First Restated Trust Agreement Tandy Employees
           Supplemental Stock Program through Amendment
           No. IV dated January 1, 1996 (filed as Exhibit
           4d to Tandy's Form 10-K filed on March 28,
           1996, Accession No.0000096289-96-000004 and
           incorporated herein by reference).

    10m* Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division
           Executives, and (iii) Subsidiary Executives
           (filed as Exhibit 10m to Tandy's Form 10-Q filed on August 14, 1995, Accession No.
           0000096289-95-000016 and incorporated herein by reference).

    10n* Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii)
           Level II Plans (filed as Exhibit 10n filed on August 14, 1995, Accession No. 0000096289-
           95-000016 to and incorporated herein by reference).

    10o* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries (i) Formula, (ii)
           Discretionary, and (iii) Pay Plan (filed as
           Exhibit 10o to Tandy's Form 10-K filed on
           March 30, 1994, Accession No.0000096289-94-
           000029 and incorporated herein by reference).

    10p*   Form of Indemnity Agreement with Directors,
           Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit 10p to
           Tandy's Form 10-K filed on March 28, 1996,
           Accession No. 0000096289-96-000004 and
           incorporated herein by reference).

    11     Statement of Computation of Earnings per Share      18

    12     Statement of Computation of Ratios of Earnings
           to Fixed Charges                                    20

    27     Financial Data Schedule


    _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                         TANDY CORPORATION                               EXHIBIT 11
                            STATEMENT OF COMPUTATION OF EARNINGS PER SHARE


    <CAPTIONS>
                                                                          Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
    (In thousands, except per share amounts)                             1996              1995
    ---------------------------------------                           ----------        ----------
    Primary Earnings Per Share

    Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

      Net income, as reported                                         $   14,480        $   38,935
      Less dividends on preferred stock:
        Series B                                                          (1,605)           (1,667)
                                                                      ----------        ----------
      Net income available to common
        shareholders for primary earnings per share                   $   12,875        $   37,268
                                                                      ==========        ==========

      Weighted average number of common shares outstanding                61,137            58,655
      Weighted average number of $2.14 depositary shares,
        representing Series C preferred stock, treated as
        common stock due to mandatory conversion (b)                          --             9,059
      Weighted average number of common shares issuable
        under stock option plans, net of assumed treasury stock
        repurchases at average market prices                                 230               460
                                                                      ----------        ----------
      Weighted average number of common and common
        equivalent shares outstanding                                     61,367            68,174
                                                                      ==========        ==========

      Net income available per average
        common and common equivalent share                            $     0.21        $     0.55
                                                                      ==========        ==========

    Fully Diluted Earnings Per Share (a)

    Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

      Net income available to common shareholders                     $   12,875        $   37,268

      Adjustments for assumed conversion of Series B preferred stock to common stock as of the beginning of the period:

        Plus dividends on Series B preferred stock                           (c)             1,667
        Less additional contribution that would have been
          required for the TESOP if Series B preferred stock
          had been converted                                                 (c)              (932)
                                                                      ----------        ----------
    Net income available per common and
      common equivalent share, as adjusted                            $   12,875        $   38,003
                                                                      ==========        ==========

    Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

      Weighted average number of shares outstanding                       61,367            68,174
      Adjusted to reflect assumed exercise of stock
        options as of the beginning of the period                            121               128
      Adjustment to reflect assumed conversion of Series B preferred
        stock to common stock as of the beginning of the period              (c)             1,936
                                                                      ----------        ----------
      Weighted average number of common and common
        equivalent shares outstanding, as adjusted                        61,488            70,238
                                                                      ==========        ==========

    Fully diluted net income available per average
        common and common equivalent share                            $     0.21        $     0.54
                                                                      ==========        ==========


    (a)  This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11)
         although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
    (b)  The amount in 1995 represents the pro rata portion of the Series C preferred stock outstanding prior to their conversion effective March 10, 1995.
    (c)  For the three months ended March 31, 1996, these items are anti-dilutive and thus are omitted from the calculation.

                                                                          EXHIBIT 12
                                        TANDY CORPORATION

                 STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                 AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


    <CAPTIONS>
                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
    (In thousands, except ratios)                                        1996              1995
    -----------------------------                                     ----------        ----------
    Ratio of Earnings to Fixed Charges:

    Net income                                                        $   14,480        $   38,935
    Plus provision for income taxes                                        8,556            24,374
                                                                      ----------        ----------
    Income before income taxes                                            23,036            63,309
                                                                      ----------        ----------

    Fixed charges:
    Interest expense and amortization of
        debt discount                                                      7,130            10,660
    Amortization of issuance expense                                          63                69
    Appropriate portion (33 1/3%) of rentals                              19,795            17,748
                                                                      ----------        ----------
        Total fixed charges                                               26,988            28,477
                                                                      ----------        ----------

    Earnings before income taxes and
        fixed charges                                                 $   50,024        $   91,786
                                                                      ==========        ==========

    Ratio of earnings to fixed charges                                      1.85              3.22
                                                                      ==========        ==========

    Ratio of Earnings to Fixed Charges and
      Preferred Dividends:

    Total fixed charges, as above                                     $   26,988        $   28,477
    Preferred dividends                                                    1,605             6,491
                                                                      ----------        ----------
    Total fixed charges and preferred dividends                       $   28,593        $   34,968
                                                                      ==========        ==========

    Earnings before income taxes, fixed
        charges and preferred dividends                               $   50,024        $   91,786
                                                                      ==========        ==========

    Ratio of earnings to fixed charges and
        preferred dividends                                                 1.75              2.62
                                                                      ==========        ==========