Form 10-Q
period 1996-06-30
TANDY CORP /DE/
filed 1996-08-14
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q




     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                         ----------    ----------
                    Commission File No. 1-5571


                        TANDY CORPORATION
        (Exact name of registrant as specified in its charter)

             Delaware                          75-1047710
    State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)         Identification No.)

    1800 One Tandy Center, Fort Worth, Texas      76102
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

    The number of shares outstanding of the issuer's Common
    Stock, $1 par value, on July 31, 1996 was 59,466,704.

         Index to Exhibits is on Sequential Page No. 18.
                        Total pages 101.

                 PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


                                            TANDY CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Income (Unaudited)

    <CAPTIONS>
                                                      Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                  ----------------------------      ----------------------------
    (In thousands, except per share amounts)         1996             1995             1996             1995
    ----------------------------------------      -----------      -----------      -----------      -----------
    Net sales and operating revenues              $ 1,352,863      $ 1,185,047      $ 2,799,792      $ 2,411,669
    Cost of products sold                             878,867          739,278        1,834,129        1,519,321
                                                  -----------      -----------      -----------      -----------
    Gross profit                                      473,996          445,769          965,663          892,348
                                                  -----------      -----------      -----------      -----------

    Expenses:
    Selling, general and administrative               401,518          365,126          815,445          738,836
    Depreciation and amortization                      26,963           22,153           52,314           44,455
    Provision for restructuring cost                   25,500               --           25,500               --
    Impairment of long-lived assets                        --               --           26,033               --
    Interest income                                    (3,663)          (8,430)          (7,473)         (31,832)
    Interest expense                                    8,887            5,190           16,017           15,850
                                                  -----------      -----------      -----------      -----------
                                                      459,205          384,039          927,836          767,309
                                                  -----------      -----------      -----------      -----------
    Income before income taxes                         14,791           61,730           37,827          125,039

    Provision for income taxes                          5,492           23,766           14,048           48,140
                                                  -----------      -----------      -----------      -----------

    Net income                                          9,299           37,964           23,779           76,899

    Preferred dividends                                 1,571            1,631            3,176            3,298
                                                  -----------      -----------      -----------      -----------
    Net income available to common
      shareholders                                $     7,728      $    36,333      $    20,603      $    73,601
                                                  ===========      ===========      ===========      ===========

    Net income available per average common
      and common equivalent share                 $      0.13      $      0.55      $      0.34      $      1.10
                                                  ===========      ===========      ===========      ===========

    Average common and common
      equivalent shares outstanding                    61,011           66,240           61,189           67,189
                                                  ===========      ===========      ===========      ===========

    Dividends declared per common share           $      0.20      $      0.18      $      0.40      $      0.36
                                                  ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of these financial statements.

                                          TANDY CORPORATION AND SUBSIDIARIES
                                        Consolidated Balance Sheets (Unaudited)

    <CAPTIONS>

                                                                        June 30,       December 31,       June 30,
    (In thousands, except share amounts)                                 1996             1995             1995
    ------------------------------------                              -----------      -----------      -----------
    Assets
    Current assets:
      Cash and short-term investments                                 $   140,093      $   143,498      $    80,566
      Accounts and notes receivable, less
        allowance for doubtful accounts                                   266,568          320,588          300,245
      Inventories, at lower of cost or market                           1,487,271        1,511,984        1,359,690
      Other current assets                                                 63,008           72,175           80,864
                                                                      -----------      -----------      -----------
        Total current assets                                            1,956,940        2,048,245        1,821,365

    Property, plant and equipment, at cost,
      less accumulated depreciation                                       603,586          577,720          536,590

    Other assets, net of accumulated amortization                          87,944           96,098          172,571
                                                                      -----------      -----------      -----------
                                                                      $ 2,648,470      $ 2,722,063      $ 2,530,526
                                                                      ===========      ===========      ===========
    Liabilities and Stockholders' Equity
    Current liabilities:
      Short-term debt, including current
        maturities of long-term debt                                  $   374,461      $   189,861      $   153,984
      Accounts payable                                                    342,604          365,131          286,947
      Accrued expenses                                                    235,386          321,939          227,391
      Income taxes payable                                                 45,612           82,978           12,160
                                                                      -----------      -----------      -----------
        Total current liabilities                                         998,063          959,909          680,482
                                                                      -----------      -----------      -----------

    Long-term debt and capital leases,
      excluding current maturities                                        107,261          140,813          148,863
    Other non-current liabilities                                          19,423           20,006           20,057
                                                                      -----------      -----------      -----------
        Total other liabilities                                           126,684          160,819          168,920
                                                                      -----------      -----------      -----------

    Stockholders' Equity:
      Preferred stock, no par value, 1,000,000 shares authorized
        Series A junior participating, 100,000
          shares authorized and none issued                                    --               --               --
        Series B convertible, 100,000 shares authorized and issued        100,000          100,000          100,000
     Common stock, $1 par value, 250,000,000 shares
       authorized with 85,645,000 shares issued                            85,645           85,645           85,645
      Additional paid-in-capital                                          104,480          102,819           95,672
      Retained earnings                                                 2,329,532        2,332,120        2,223,124
      Foreign currency translation effects                                 (3,173)          (1,094)           3,788
      Common stock in treasury, at cost, 25,544,000,
        23,918,000 and 20,191,000 shares, respectively                 (1,041,899)        (963,301)        (768,262)
      Unearned deferred compensation related to TESOP                     (50,862)         (54,854)         (58,843)
                                                                      -----------      -----------      -----------
        Total stockholders' equity                                      1,523,723        1,601,335        1,681,124
    Commitments and contingent liabilities
                                                                      -----------      -----------      -----------
                                                                      $ 2,648,470      $ 2,722,063      $ 2,530,526
                                                                      ===========      ===========      ===========

    The accompanying notes are an integral part of these financial statements.

                                         TANDY CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows (Unaudited)

    <CAPTIONS>

                                                                          Six Months Ended
                                                                               June 30,
                                                                      --------------------------
    (In thousands)                                                       1996            1995
    --------------                                                    ----------      ----------
    Cash flows from operating activities:
    Net income                                                        $   23,779      $   76,899

    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for restructuring cost                                  25,500              --
        Impairment of long-lived assets                                   26,033              --
        Depreciation and amortization                                     52,314          44,455
        Provision for credit losses and bad debts                            649          11,304

        Other items                                                        1,793           1,868

    Changes in operating assets and liabilities:
      Sale of credit card portfolios                                          --         342,822

      Receivables                                                         57,132         115,651
      Inventories                                                         24,713         130,557
      Other current assets                                                 1,482          (3,662)
      Accounts payable, accrued expenses and income taxes               (173,516)       (385,588)
                                                                      ----------      ----------
      Net cash provided by operating activities                           39,879         334,306
                                                                      ----------      ----------
    Investing activities:
      Additions to property, plant and equipment                         (86,639)        (97,100)
      Proceeds from sale of property, plant and equipment                  1,624           2,696
      Other investing activities                                          (5,765)          1,805
                                                                      ----------      ----------
      Net cash used by investing activities                              (90,780)        (92,599)
                                                                      ----------      ----------

    Financing activities:
      Purchase of treasury stock                                        (105,106)       (288,193)
      Sale of treasury stock to employee stock purchase program           22,785          25,170
      Proceeds from exercise of stock options                              6,772          13,401
      Dividends paid, net of taxes                                       (26,692)        (37,475)
      Changes in short-term borrowings, net                              150,763         (25,377)
      Additions to long-term borrowings                                    1,324           1,706
      Repayments of long-term borrowings                                  (2,350)        (56,006)
                                                                      ----------      ----------
      Net cash provided (used) by financing activities                    47,496        (366,774)
                                                                      ----------      ----------

    Decrease in cash and short-term investments                           (3,405)       (125,067)
    Cash and short-term investments, beginning of period                 143,498         205,633
                                                                      ----------      ----------
    Cash and short-term investments, end of period                    $  140,093      $   80,566
                                                                      ==========      ==========


    The accompanying notes are an integral part of these financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    NOTE 1-BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1995.

    NOTE 2-RESTRUCTURING CHARGES

    On May 21, 1996, the Company announced a restructuring plan for its Incredible Universe division which includes an overhead reduction plan, the closing of two stores and costs for the abandonment of certain real estate sites held for new store development. A streamlining of the division's overhead costs will include the elimination of approximately 20 non-selling positions per store, reorganization of some central unit functions, and a significant change in advertising strategy. The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina, were closed in the second quarter of 1996 due to inadequate sales volumes. The Company incurred a pre-tax charge of approximately $25,500,000 which relates primarily to future lease obligations, disposition of fixed assets, certain termination costs associated with employees as well as inventory markdowns associated with liquidation sales. The components of this restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

    <CAPTIONS>
                                                     Charges
                                     Original        Through         Balance
    (In thousands)                   Reserve         6/30/96         6/30/96
    --------------                  ----------      ----------      ----------
    Real estate obligations         $   10,750      $     (376)     $   10,374
    Disposal of fixed assets             8,000            (970)          7,030
    Inventory impairment                 2,574            (500)          2,074
    Termination benefits                 2,500          (1,793)            707
    Other                                1,676            (755)            921
                                    ----------      ----------      ----------
    Total                           $   25,500      $   (4,394)     $   21,106
                                    ==========      ==========      ==========


    Sales and operating revenues associated with the two closed stores were approximately $21,054,000 for the six months ended June 30, 1996. Operating losses associated with the two store operations approximated $4,525,000 for the six months ended June 30, 1996.

    The Company will continue to monitor the operating results of this division and will take appropriate action if the division's results of operations do not materially improve. These actions may include a further restructuring including store closures of under-performing locations, further streamlining of personnel, alliances with non-related retailers to increase traffic in the stores and further changes in advertising strategies and employee compensation. Management is optimistic that its current restructuring strategy will improve this division's operations; however, there can be no assurance that it will be successful.

    NOTE 3-PAYMENT OF AST NOTE

    On July 12, 1996, the Company received $60,000,000 in cash and $30,000,000 in AST Research Inc. ("AST") common stock as final payment of a $90,000,000 note payable from AST to the Company. The approximately 4,500,000 shares of AST common stock Tandy owns represent approximately 7.8% of the outstanding common stock of AST. This common stock was issued to Tandy as partial payment of AST's obligation under a promissory note dated July 12, 1993. This note was payable to the Company pursuant to the terms of the Agreement for Purchase and Sale of Assets dated June 30, 1993.

    On June 11, 1996, AST filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the common stock issued to the Company under the Securities Act of 1933. As of August 12, 1996, such Registration had not yet been declared effective by the SEC; however, the shares received are non-restricted and fully tradable.

    Depending on a variety of factors, including market conditions and prices, the Company might dispose of some or all of its shares of AST common stock. The disposition of the shares of common stock may be effected from time to time in one or more transactions. In connection with its ownership of the common stock, the Company may from time to time, at its sole discretion, engage in hedging transactions with broker/dealers or other financial institutions. The AST common stock is subject to mark to market adjustments for each reporting period based upon its current market value. Based on the common stock price of $5.00 at August 12, 1996, the market value of the AST common stock approximated $22,500,000. Pursuant to FAS 115, the Company would recognize an unrealized loss of approximately $7,500,000 from its recorded value at August 12, 1996.

    NOTE 4-IMPAIRMENT OF ASSETS

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

    Upon adoption in the first quarter of 1996, the Company recorded an initial pre-tax impairment loss of approximately $26,033,000 to conform with this statement, primarily as a result of grouping assets at their lowest level of cash flows to determine impairment as required by this statement. This charge provided for the writedown of certain intangibles, adjustment to market valuation of foreign real estate and the revaluation of selected retail fixed assets. Whenever events or changes in circumstances occur, the Company will review long-lived assets for impairment pursuant to FAS 121.

    NOTE 5-SHARE REPURCHASE PROGRAM

    On December 18, 1995, the Company announced that its Board of Directors had authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. These purchases are in addition to the share repurchase program which began in August 1994 and concluded in December 1995, under which the Company repurchased 12,500,000 shares. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing borrowing facilities. During the quarter and the six months ended June 30, 1996, the Company repurchased approximately 715,000 and 1,757,000 shares under the program, respectively. No purchases were made during 1995 under this new program.

    NOTE 6-CONTINGENCY

    The IRS Dallas office had previously referred certain issues in the Company's 1987 tax return to the IRS National Office. The issues involved the private letter rulings issued by the IRS in connection with the spin-off of InterTAN Inc. ("InterTAN") and certain other tax matters. On June 20, 1996, the IRS notified the Company that it would no longer challenge the private letter ruling issued in connection with the InterTAN spin-off. The IRS is, however, continuing to challenge certain other tax matters associated with the separation of InterTAN from the Company. Management believes that these other tax matters should not have a material impact on the Company's financial condition.

    The Company was a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 before the United States District Court for the Western District of Missouri. The Court on July 2, 1996, approved the settlement of this litigation and entered a Final Judgment thereby resolving this entire litigation. The Company had previously reserved for the financial impact of the settlement. The settlement did not have a material adverse effect on its results of operations, financial condition or cash flows.

    NOTE 7-HEDGING AND DERIVATIVE ACTIVITY

    The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through June 30, 1996, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At June 30, 1996, the Company would have to pay approximately $3,542,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the estimated fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At June 30, 1996, the weighted average interest rate of the floating rate obligations being hedged was 5.9%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

    NOTE 8-RELATIONS WITH INTERTAN

    Summarized in the tables below are the amounts recognized by the Company at June 30, 1996 and 1995, and for the periods ended June 30, 1996 and 1995, in relation to its agreements with InterTAN. The Company purchased the notes at a discount, and InterTAN has an obligation to pay the gross amount of the notes.

    <CAPTIONS>

                                           Balance at June 30,
                                        --------------------------
    (In thousands)                         1996            1995
    --------------                      ----------      ----------
    Gross amount of notes               $   31,311      $   48,361
    Discount                                10,198          14,193
                                        ----------      ----------
    Net amount of notes                 $   21,113      $   34,168
                                        ==========      ==========

    Current portion of notes            $    4,692      $    4,445
    Non-current portion of notes            16,421          29,723
    Other current receivables                4,496           3,704
                                        ----------      ----------
                                        $   25,609      $   37,872
                                        ==========      ==========


    <CAPTIONS>
                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                        --------------------------      --------------------------
    (In thousands)                         1996            1995            1996            1995
    --------------                      ----------      ----------      ----------      ----------
    Sales and commission income         $    1,811      $    2,116      $    3,607      $    4,465
                                        ==========      ==========      ==========      ==========

    Interest income                     $      769      $    1,030      $    1,697      $    2,029
    Accretion of discount                      966           1,053           1,963           2,150
                                        ----------      ----------      ----------      ----------
                                        $    1,735      $    2,083      $    3,660      $    4,179
                                        ==========      ==========      ==========      ==========

    Royalty income                      $      259              --      $      534              --
                                        ==========      ==========      ==========      ==========




    Through July 1996 InterTAN has met all of its payment obligations to Tandy. On May 17, 1996, InterTAN paid the full principal amount of the Series B Note and the accrued interest on the B Note to May 16, 1996, pursuant to an agreement signed between InterTAN and Tandy on May 16, 1996. The principal of the B Note approximated $10,000,000 and was originally due on August 25, 1996. Nothing has come to the attention of management which would indicate that InterTAN would not be able to meet its payment obligations pursuant to these debt agreements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information.

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

    Effective July 1, 1996, the Company extended the license agreements which allow InterTAN to use Tandy Corporation trade names in designated countries for revenue-based royalty. The trade names covered by the agreement include Tandy (the U.K.), Tandy Electronics (Australia) and Radio Shack (Canada). The previous agreement would have expired on June 30, 2000. The agreement was extended to June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years prior written notice by either party.


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


    With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, product demand, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment including future changes, if any, of national minimum wage legislation and other risks indicated in filings with the Securities and Exchange Commission such as the Company's most recent Form 10-K.


    Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended June
    30 were:

    <CAPTIONS>

                                 Three Months Ended                          Six Months Ended
                                       June 30,            % Increase            June 30,              % Increase
                              ------------------------                   -------------------------
    (In thousands)               1996          1995        (Decrease)       1996           1995        (Decrease)
    --------------            ----------    ----------     ----------    ----------     ----------     ----------

    Radio Shack               $  682,136    $  680,885 (1)    0.2%       $1,390,701     $1,343,954 (1)     3.5%
    Incredible Universe          194,140       132,330       46.7           414,393        266,083        55.7
    Computer City                460,038       352,078       30.7           959,695        730,641        31.4
                              ----------    ----------                   ----------     ----------
                               1,336,314     1,165,293       14.7         2,764,789      2,340,678        18.1

    Tandy Name Brand (closed)        (18)         (219)       NM                (38)        28,131         NM
    Other sales                   16,567        19,973      (17.1)           35,041         42,860       (18.2)
                              ----------    ----------                   ----------     ----------
                              $1,352,863    $1,185,047       14.2%       $2,799,792     $2,411,669        16.1%
                              ==========    ==========                   ==========     ==========

    (1)  Restated to include the 73 Tandy Name Brand retail units which remained open in 1995.
    NM   Not meaningful.


    Retail operations had 14.7% and 18.1% sales gains for the three and six-month periods ended June 30, 1996. Tandy Corporation's overall comparable store sales results for U.S. and Canadian operations were a decrease of 0.7% for the quarter and an increase of 0.9% for the six-month period.

    RadioShack comparable store sales results for the three and six-month periods ended June 30, 1996, decreased 1.7% and increased 1.8%, respectively. The prior year comparable quarter revenue was aided by strong cellular phone sales, especially in the California market area, as certain laws were enacted which greatly increased consumer demand in these market areas. Sales of audio/video products were weak during the second quarter of 1996. Core RadioShack categories such as batteries and parts and accessories experienced sales increases for the six-month period. Digital satellite system sales could be positively impacted by fall advertising campaigns and the alliance with PrimeStar(R), an operator of small-dish satellites. Monitored security provided by ADT(R), a home security firm, will be available in all RadioShack(SM) stores by the end of the third quarter.

    Computer City had comparable store sales gains of 2.8% and 1.4% for the quarter and six-month period. Sales of peripherals, software and accessories increased, while sales of computers were flat due in part to slow sales of non-MS-DOS machines. Comparable store sales for the third quarter will be challenged as Windows(R)95 was introduced in the third quarter of 1995. Sales results have been positive from the commission sales plan, low price guarantee, focus on in-stock rate and overall customer service. By the end of the third quarter, joint selling should commence under the alliance with EDS(R) which is geared toward improving corporate and institutional sales.

    Same-store sales for the quarter and six-month period at Incredible Universe decreased 4.8% and 5.2%, respectively. The strongest categories in the second quarter of 1996 were appliances, small office/home office computer products and satellite systems. Incredible Universe has launched a new marketing campaign focused on the theme "It's Worth the Drive. Guaranteed."(SM) This campaign includes emphasis on competitive pricing with a 110% low price guarantee, broad selection of products, and a high level of product demonstration. Also see Restructuring Charges below for a further discussion of material changes being implemented at Incredible Universe to improve its results of operations.

    RETAIL OUTLETS
    --------------
    <CAPTIONS>

                             June 30,   March 31,   December 31,   September 30,   June 30,  March 31,
                               1996       1996         1995           1995           1995      1995
    --------------------------------------------------------------------------------------------------
    RadioShack
      Company owned           4,869      4,840        4,831          4,787          4,709     4,671
      Dealer/Franchise        1,950      1,954        2,005          2,017          2,017     2,015

    Computer City               103        101           99             86             78        73
    Incredible Universe          16         18           17             14             10         9
                              -----      -----        -----          -----          -----     -----
    Total Number of Stores    6,938      6,913        6,952          6,904          6,814     6,768
                              =====      =====        =====          =====          =====     =====



    It is anticipated that during calendar 1996 RadioShack will open, net of closings, approximately 100-120 company-owned stores. Computer City plans to open about 15 units, plus additional stores within Incredible Universe. Incredible Universe closed two units in May 1996 and will open two new units in 1996, one of which opened in the first quarter, resulting in no net increase in the number of stores in 1996.

    Gross Profit

    Gross profit as a percent of net sales was 35.0% during the three months ended June 30, 1996 as compared to 37.6% during the corresponding 1995 period. For the six months ended June 30, 1996 and 1995, the gross profit percentages were 34.5% and 37.0%, respectively. This trend toward lower gross margins is expected to continue as Computer City(R) and Incredible Universe(R) stores contribute a larger proportion of sales because they operate at lower margins. In the second quarter of 1996, Computer City and Incredible Universe accounted for approximately 48.4% of consolidated sales, compared to 40.9% in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, Computer City and Incredible Universe accounted for approximately 49.1% and 41.3% of consolidated sales, respectively. RadioShack's gross margin for the quarter and six-month period increased slightly in comparison with the prior year periods. The increase is due to increased sales of higher-margin core products such as batteries and parts and accessories and to a lower proportion of the lower-margin cellular products in the sales mix in 1996, as compared to 1995. Computer City's gross margin increased 1.2 and 0.8 percentage points as compared to the second quarter and six-month period of 1995, respectively. The increases are due to a higher percentage of service-related business and sales of peripherals and software in 1996 as compared to 1995. Gross margin at Incredible Universe decreased 2.6 and 1.6 percentage points in the second quarter and six-month period, respectively, due to an increase in the relative percentage of lower margin computer sales the chain is experiencing and to lower pricing which supports the 110% low price guarantee.

    Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues for the second quarter of 1996 declined 1.1 percentage points in comparison with the second quarter of 1995 and declined 1.5 percentage points in comparison with the six months ended June 30, 1995. The rate of decrease in SG&A as a percent of sales has slowed this quarter due primarily to the softer sales volumes. Company-wide cost reduction programs have been put into place to reduce expenses. All major expense categories, including advertising, rent, payroll and utilities, were lower as a percent of sales for the first six months in 1996 as compared with the same prior year period. The lower rent and payroll costs as a percent of sales reflect the lower relative costs associated with the Company's newer retail formats. As a result of Computer City and Incredible Universe expansion into new markets, consolidated advertising costs increased $10,664,000, or 11.1%, during the six months ended June 30, 1996 in comparison with the prior year period. Payroll expenses increased $43,525,000, or 13.8%, during the six-month period in 1996, in comparison with the prior year period, because of the Company's retail store expansions. As a result of the Company selling the private label credit card portfolios at the end of the first quarter in 1995, bad debt expense decreased significantly in the first six months of 1996 as compared to that of the prior year. The Company expects SG&A expenses as a percent of sales to continue to decrease over the remainder of the fiscal year as Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation, become more significant portions of the Company's total business.

    Restructuring Charges

    On May 21, 1996, the Company announced a restructuring plan for its Incredible Universe division which includes an overhead reduction for all stores, the closing of two stores and costs for the abandonment of certain real estate sites held for new store development. A streamlining of the division's overhead costs will include the elimination of approximately 20 non-selling positions per store, reorganization of certain central unit functions and a significant change in advertising strategy.

    The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina, were closed due to inadequate sales volume. The change in marketing strategy will include more emphasis on the "It's Worth the Drive. Guaranteed." theme. This campaign includes emphasis on competitive pricing with a 110% low price guarantee, broad selection, and a high level of product demonstration. The Company has recognized a pre-tax restructuring charge of approximately $25,500,000 in the quarter ended June 30, 1996, primarily related to future lease obligations of the closed stores, certain termination costs associated with employees, disposition of furniture, fixtures and equipment as well as inventory markdowns associated with liquidation sales. The components of this restructuring charge and an analysis of the amount charged against the reserve are outlined in the following table:

    <CAPTIONS>
                                                     Charges
                                     Original        Through         Balance
    (In thousands)                   Reserve         6/30/96         6/30/96
    --------------                  ----------      ----------      ----------
    Real estate obligations         $   10,750      $     (376)     $   10,374
    Disposal of fixed assets             8,000            (970)          7,030
    Inventory impairment                 2,574            (500)          2,074
    Termination benefits                 2,500          (1,793)            707
    Other                                1,676            (755)            921
                                    ----------      ----------      ----------
    Total                           $   25,500      $   (4,394)     $   21,106
                                    ==========      ==========      ==========



    Sales and operating revenues associated with the two closed stores were approximately $21,054,000 for the six months ended June 30, 1996. Operating losses associated with the two store operations approximated $4,525,000 for the six months ended June 30, 1996.

    The Company will continue to monitor the operating results of this division and will take appropriate action if the division's results of operations do not materially improve. These actions may include a further restructuring including store closures of under-performing locations, further streamlining of personnel, alliances with non-related retailers to increase traffic in the stores and further changes in advertising strategies and employee compensation. Management is optimistic that its current restructuring strategy will improve this division's operations; however, there can be no assurance that it will be successful.

    Impairment of Assets

    In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

    Upon adoption in the first quarter of 1996, the Company recorded an initial pre-tax impairment loss of approximately $26,033,000 to conform with this statement, primarily as a result of grouping assets at their lowest level of cash flows to determine impairment as required by this statement. This charge provided for the writedown of certain intangibles, adjustment to market valuation of foreign real estate and the revaluation of selected retail fixed assets. Whenever events or changes in circumstances occur, the Company will review long-lived assets for impairment pursuant to FAS 121.

    Accounting for Stock-Based Compensation

    In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied.
    The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123. Stock options issued for stock-based employee compensation plans in the second quarter of 1996 were not material.

    Net Interest Income

    Interest income for the quarter ended June 30, 1996 decreased $4,767,000 from $8,430,000 in the second quarter of 1995.
    Interest income for the six months ended June 30, 1996 decreased $24,359,000 from $31,832,000 in the comparable prior year period. These decreases are due to the sale of the Company's credit card portfolios in the first quarter of 1995 and increased utilization of cash for the ongoing share repurchase program and capital expenditures related to new stores. Interest expense increased $3,697,000 for the quarter ended June 30, 1996 in comparison with the same prior year period because of increased average short-term borrowing levels.

    Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the second quarters of 1996 and 1995 were 37.1% and 38.5%, respectively. The decrease is due primarily to the favorable resolution of a foreign tax issue.

    The IRS Dallas office had previously referred certain issues in the Company's 1987 tax return to the IRS National Office. The issues involved the private letter rulings issued by the IRS in connection with the spin-off of InterTAN Inc. ("InterTAN") and certain other tax matters. On June 20, 1996, the IRS notified the Company that it would no longer challenge the private letter ruling issued in connection with the InterTAN spin-off. The IRS is, however, continuing to challenge certain other tax matters associated with the separation of InterTAN from the Company. Management believes that these other tax matters should not have a material impact on the Company's financial condition.

    Earnings Per Share

    Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. During 1995, the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock. As a result, they were considered outstanding common stock and the dividends were not deducted from net income for purposes of calculating net income per average common and common equivalent share. The prior year quarter and year-to-date weighted average share calculations included approximately 11,816,000 common shares relating to the conversion of the PERCS into common stock on March 10, 1995. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

    Cash Flow and Financial Condition

    Cash flow from operating activities generated less cash in the six-month period ended June 30, 1996 as compared with the same period of the prior year. This change relates primarily to the sale of the credit card portfolios in 1995.

    Cash used by investing activities for the six-month period ended June 30, 1996 includes property, plant and equipment additions related to fixtures required for new RadioShack stores and the Company's expansion of its Computer City and Incredible Universe store formats. Management anticipates that capital expenditure requirements will approximate $65,000,000 to $75,000,000 for the remainder of 1996, primarily to support retail expansion, refurbishments and other capital expenditures such as updated point of sale and other information systems.

    Cash provided by financing activities for the six-month period ended June 30, 1996 includes an increase in seasonal short-term debt. In 1995 the Company utilized funds received from the sale of the credit card portfolios and thus seasonal debt resources were employed less than what has been necessary in 1996. Cash used by financing activities includes the repurchase of common stock under the new share repurchase program, authorized on December 18, 1995. Repayments of long-term borrowings in 1995 included the $45,000,000 of 8.69% senior notes and medium-term notes of $6,000,000. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expansion is being funded through operating leases.

    Cash and short-term investments at June 30, 1996 were $140,093,000 as compared to $143,498,000 at December 31, 1995 and $80,566,000 at June 30, 1995. Total debt as a percentage of total capitalization was 24.0% at June 30, 1996, compared to 17.1% at December 31, 1995 and 15.3% at June 30, 1995.
    Long-term debt as a percentage of total capitalization was 5.4% at June 30, 1996 compared to 7.3% at December 31, 1995 and 7.5% at June 30, 1995. The debt-to-capitalization ratios could increase as Tandy continues to repurchase shares under the existing authorization and fund new store openings and other capital expenditures.

    During the second quarter of 1996, Tandy renewed and increased its revolving credit facility with a syndicate of 18 banks. The facility now totals $500,000,000, $200,000,000 of which is a one-year facility maturing June 1997, with the remaining $300,000,000 in a five-year facility maturing June 2001. The revolving credit facility is used as a backup for the commercial paper program.

    On December 18, 1995, the Company announced that its Board of Directors had authorized management to purchase up to 5,000,000 shares of its common stock in addition to shares required for employee plans. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing borrowing facilities. During the quarter and six months ended June 30, 1996, the Company repurchased approximately 715,000 and 1,757,000 shares under the program, respectively. No purchases were made during calendar 1995 under this new program.

    Inventory

    Compared to June 30, 1995, total inventories at June 30, 1996 increased $127,581,000 or 9.4%. The increase in total inventory levels included additional inventory to support new RadioShack, Computer City and Incredible Universe stores, offset by an overall reduction in Radio Shack inventory as a result of an inventory reduction program. Inventory is primarily comprised of finished goods.

    Changes in Stockholders' Equity
    <CAPTIONS>
                                                                       Outstanding
    (In thousands)                                                    Common Shares         Dollars
    --------------                                                    -------------       ----------
    Balance at December 31, 1995                                           61,727         $1,601,335
    Foreign currency translation adjustments, net of deferred taxes            --             (2,079)
    Sale of treasury stock to employee plans                                  527             22,785
    Purchase of treasury stock                                             (2,385)          (106,840)
    Exercise of stock options                                                 203              7,778
    Director stock payments                                                     2                108
    Restricted stock awards                                                    27              1,099
    Repurchase of preferred stock                                              --             (1,867)
    Preferred stock dividends, net of tax                                      --             (2,064)
    TESOP deferred compensation earned                                         --              3,992
    Common stock dividends                                                     --            (24,303)
    Net income                                                                 --             23,779
                                                                            -------       ----------
    Balance at June 30, 1996                                                 60,101       $1,523,723
                                                                            =======       ==========


    InterTAN Update

    Summarized in the tables below are the amounts recognized by the Company at June 30, 1996 and 1995, and for the periods ended June 30, 1996 and 1995, in relation to its agreements with InterTAN. The Company purchased the notes at a discount, and InterTAN has an obligation to pay the gross amount of the notes.

    <CAPTIONS>

                                           Balance at June 30,
                                        --------------------------
    (In thousands)                         1996            1995
    --------------                      ----------      ----------
    Gross amount of notes               $   31,311      $   48,361
    Discount                                10,198          14,193
                                        ----------      ----------
    Net amount of notes                 $   21,113      $   34,168
                                        ==========      ==========

    Current portion of notes            $    4,692      $    4,445
    Non-current portion of notes            16,421          29,723
    Other current receivables                4,496           3,704
                                        ----------      ----------
                                        $   25,609      $   37,872
                                        ==========      ==========


    <CAPTIONS>
                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                        --------------------------      --------------------------
    (In thousands)                         1996            1995            1996            1995
    --------------                      ----------      ----------      ----------      ----------
    Sales and commission income         $    1,811      $    2,116      $    3,607      $    4,465
                                        ==========      ==========      ==========      ==========

    Interest income                     $      769      $    1,030      $    1,697      $    2,029
    Accretion of discount                      966           1,053           1,963           2,150
                                        ----------      ----------      ----------      ----------
                                        $    1,735      $    2,083      $    3,660      $    4,179
                                        ==========      ==========      ==========      ==========

    Royalty income                      $      259              --      $      534              --
                                        ==========      ==========      ==========      ==========



    Through July 1996 InterTAN has met all of its payment obligations to Tandy. On May 17, 1996, InterTAN paid the full principal amount of the Series B Note and the accrued interest on the B Note to May 16, 1996, pursuant to an agreement signed between InterTAN and Tandy on May 16, 1996. The principal of the B Note approximated $10,000,000 and was originally due on August 25, 1996. Nothing has come to the attention of management which would indicate that InterTAN would not be able to meet its payment obligations pursuant to these debt agreements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information.

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

    Effective July 1, 1996, the Company extended the license agreements which allow InterTAN to use Tandy Corporation trade names in designated countries for revenue-based royalty. The trade names covered by the agreement include Tandy (the U.K.), Tandy Electronics (Australia) and Radio Shack (Canada). The previous agreement would have expired on June 30, 2000. The agreement was extended to June 30, 2006, with automatic annual extensions to June 30, 2010. The license agreements may be terminated with five years prior written notice by either party.

    Payment of AST Note

    On July 12, 1996, the Company received $60,000,000 in cash and $30,000,000 in AST Research Inc. ("AST") common stock as final payment of a $90,000,000 note payable from AST to the Company. The approximately 4,500,000 shares of AST common stock Tandy owns represent approximately 7.8% of the outstanding common stock of AST. This common stock was issued to Tandy as partial payment of AST's obligation under a promissory note dated July 12, 1993. This note was payable to the Company pursuant to the terms of the Agreement for Purchase and Sale of Assets dated June 30, 1993.

    On June 11, 1996, AST filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the common stock issued to the Company under the Securities Act of 1933. As of August 12, 1996, such Registration had not yet been declared effective by the SEC; however, the shares received are non-restricted and fully tradable.

    Depending on a variety of factors, including market conditions and prices, the Company might dispose of some or all of its shares of AST common stock. The disposition of the shares of common stock may be effected from time to time in one or more transactions. In connection with its ownership of the common stock, the Company may from time to time, at its sole discretion, engage in hedging transactions with broker/dealers or other financial institutions. The AST common stock is subject to mark to market adjustments for each reporting period based upon its current market value. Based on the common stock price of $5.00 at August 12, 1996, the market value of the AST common stock approximated $22,500,000. Pursuant to FAS 115, the Company would recognize an unrealized loss of approximately $7,500,000 from its recorded value at August 12, 1996.

                           PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.

    The Company was a defendant in a consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation,
    ----------------------------------------------------------
    which was commenced in 1994 before the United States District Court for the Western District of Missouri. The Court on July 2, 1996, approved the settlement of this litigation and entered a Final Judgment thereby resolving this entire litigation. The Company had previously reserved for the financial impact of the settlement and, therefore, the settlement has not had a material adverse effect on its results of operations or financial condition.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders held on May 16, 1996, the Company elected directors to serve for the ensuing year. Out of the 62,771,378 eligible votes, 54,929,914 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 5,466,305 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below:


    NOMINEES FOR DIRECTORS
    ----------------------
                               VOTES        VOTES
    DIRECTORS                   FOR        WITHHELD
    ---------                ----------    ---------

    James I. Cash, Jr.       54,490,634     439,280
    Donna R. Ecton           54,244,619     685,295
    Lewis F. Kornfeld, Jr.   54,181,574     748,340
    Jack L. Messman          54,499,366     430,548
    William G. Morton, Jr.   54,506,221     423,693
    Thomas G. Plaskett       54,284,661     645,253
    John V. Roach            54,150,441     779,473
    Alfred J. Stein          54,484,161     445,753
    William E. Tucker        54,156,519     773,397
    Jesse L. Upchurch        54,512,595     417,319
    John A. Wilson           54,495,243     434,671

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 18, which immediately precedes such exhibits.

         b)  Reports on Form 8-K.

             There were no Form 8-K reports filed during the quarter ended June 30, 1996.

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Tandy Corporation
                               (Registrant)







    Date:  August 12, 1996     By /s/ Richard L. Ramsey
                                  -------------------------------
                                      Richard L. Ramsey
                                  Vice President and Controller
                                       (Authorized Officer)






    Date:  August 12, 1996        /s/ Dwain H. Hughes
                                  -------------------------------
                                      Dwain H. Hughes
                                   Senior Vice President and
                                    Chief Financial Officer
                                  (Principal Financial Officer)

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

    3a(i)     Restated Certificate of Incorporation of
              Tandy dated December 10, 1982 (filed as
              Exhibit 4A to Tandy's 1993 Form S-8 for
              the Tandy Corporation Incentive Stock Plan,
              Reg. No.33-51603, filed on November 12,
              1993, Accession No.0000096289-93-000017 and
              incorporated herein by reference).

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

    3b        Tandy Corporation Bylaws, restated as of
              January 1, 1996 (filed as Exhibit 3b to
              Tandy's Form 10-K filed on March 28, 1996,
              Accession No. 0000096289-96-000004 and
              incorporated herein by reference).

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

    4e        Second Amendment to the Revolving Credit
              Agreement between Tandy Corporation and
              Texas Commerce Bank as Agent for sixteen
              other banks, dated as of May 24, 1996
              (Facility A)                                    22

    4f        Second Amendment to the Revolving Credit
              Agreement between Tandy Corporation and
              Texas Commerce Bank as Agent for
              eighteen banks, dated as of June 28,
              1996 (Facility B)                               45

    4g        Third Amendment to the Revolving Credit
              Agreement between Tandy Corporation and
              Texas Commerce Bank as Agent for
              eighteen banks, dated as of June 28,
              1996 (Facility A)                               74

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

    10b* Form of Executive Pay Plan Letters (filed as Exhibit 10b to Tandy's Form 10-K filed on March 28, 1996, Accession No.0000096289-
              96-000004 and incorporated herein by reference).

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

    10k*      Tandy Corporation Officers Life Insurance
              Plan as amended and restated effective
              August 22, 1990 (filed as Exhibit 10k
              to Tandy's Form 10-K filed on March 30,
              1994, Accession No.0000096289-94-000029
              and incorporated herein by reference).

    10l*      First Restated Trust Agreement Tandy Employees
              Supplemental Stock Program through Amendment
              No. IV dated January 1, 1996 (filed as
              Exhibit 4d to Tandy's Form 10-K filed on
              March 28, 1996, Accession No. 0000096289-
              96-000004 and incorporated herein by reference).

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

    11        Statement of Computation of Earnings
              per Share                                      100

    12        Statement of Computation of Ratios of
              Earnings to Fixed Charges                      101

    27        Financial Data Schedule


    _______________________

    * Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".