Form 10-Q
period 1996-09-30
TANDY CORP /DE/
filed 1996-11-12
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                     OR

---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from   ------   to   -------

                           Commission File No. 1-5571


                             TANDY CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                           75-1047710
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization              Identification No.)

     1800 One Tandy Center, Fort Worth, Texas               76102
     (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code: (817) 390-3700

                                     N/A
             (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 1996, was 58,277,755.

        Index to Exhibits is on Sequential Page No. 17. Total pages 22.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                         -----------------------------    ---------------------------
(In thousands, except per share amounts)     1996              1995             1996           1995
----------------------------------------
                                         -----------       -----------    ------------   ------------
Net sales and operating revenues         $ 1,434,898       $ 1,339,930    $  4,234,690   $  3,751,599
Cost of products sold                        950,638           861,393       2,784,767      2,380,714
                                         -----------       -----------    ------------   ------------

Gross profit                                 484,260           478,537       1,449,923      1,370,885
                                         -----------       -----------    ------------   ------------

Expenses:
Selling, general and administrative          414,871           381,947       1,230,316      1,120,783
Depreciation and amortization                 27,408            22,600          79,722         67,055
Provision for restructuring cost                   -                 -          25,500              -
Impairment of long-lived assets                    -                 -          26,033              -
Interest income                              ( 2,578)           (5,872)        (10,051)       (37,704)
Interest expense                               9,047             6,853          25,064         22,703
                                         -----------       -----------    ------------   ------------
                                             448,748           405,528       1,376,584      1,172,837
                                         -----------       -----------    ------------   ------------

Income before income taxes                    35,512            73,009          73,339        198,048

Provision for income taxes                    13,190            28,108          27,238         76,248
                                         -----------       -----------    ------------   ------------

Net income                                    22,322            44,901          46,101        121,800

Preferred dividends                            1,599             1,633           4,775          4,931
                                         -----------       -----------    ------------   ------------

Net income available to common
   shareholders                          $    20,723       $    43,268    $     41,326   $    116,869
                                         ===========       ===========    ============   ============

Net income available per average common
    and common equivalent share          $      0.35       $      0.66    $       0.68   $       1.75
                                         ===========       ===========    ============   ============

Average common and common
    equivalent shares outstanding             59,650            65,719          60,673         66,693
                                         ===========       ===========    ============   ============

Dividends declared per common share      $      0.20       $      0.18    $       0.60   $       0.54
                                         ===========       ===========    ============   ============


The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                                            September 30,   December 31,  September 30,
(In thousands, except share amounts)                            1996           1995           1995
------------------------------------                       -------------   -------------  ------------
Assets
Current assets:
  Cash and short-term investments                           $    124,956    $   143,498    $  102,534
  Accounts and notes receivable, less
    allowance for doubtful accounts                              206,017        320,588       372,312
  Inventories, at lower of cost or market                      1,671,034      1,511,984     1,763,308
  Other current assets                                            88,473         72,175        86,018
                                                            ------------    -----------    ----------

    Total current assets                                       2,090,480      2,048,245     2,324,172

Property, plant and equipment, at cost,
  less accumulated depreciation                                  619,984        577,720       570,259

Other assets, net of accumulated amortization                     82,192         96,098        63,564
                                                            ------------    -----------    ----------

                                                            $  2,792,656    $ 2,722,063    $2,957,995
                                                            ============    ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of
    long-term debt                                          $    441,570    $   189,861    $  360,115
  Accounts payable                                               438,813        365,131       515,593
  Accrued expenses                                               247,609        321,939       234,298
  Income taxes payable                                            55,672         82,978        36,640
                                                            ------------    -----------    ----------

    Total current liabilities                                  1,183,664        959,909     1,146,646
                                                            ------------    -----------    ----------

Long-term debt and capital leases, excluding current
  maturities                                                     109,071        140,813       138,175
Other non-current liabilities                                     20,055         20,006        20,243
                                                            ------------    -----------    ----------

    Total other liabilities                                      129,126        160,819       158,418
                                                            ------------    -----------    ----------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares
      authorized
    Series A junior participating, 100,000 shares
      authorized and none issued                                       -              -             -
    Series B convertible, 100,000 shares authorized and
      issued                                                     100,000        100,000       100,000
  Common stock, $1 par value, 250,000,000 shares authorized
    with 85,645,000 shares issued                                 85,645         85,645        85,645
  Additional paid-in-capital                                     105,212        102,819        98,758
  Retained earnings                                            2,339,170      2,332,120     2,255,350
  Foreign currency translation effects                            (3,248)        (1,094)         (564)
  Common stock in treasury, at cost, 26,717,000,
    23,918,000 and 21,107,000 shares, respectively            (1,093,168)      (963,301)     (829,409)
  Unearned deferred compensation related to TESOP                (48,865)       (54,854)      (56,849)
  Unrealized loss on securities available for sale, net of
    taxes                                                         (4,880)             -             -
                                                             -----------    -----------   -----------

   Total stockholders' equity                                  1,479,866      1,601,335     1,652,931
Commitments and contingent liabilities
                                                            ------------    -----------   -----------
                                                            $  2,792,656    $ 2,722,063   $ 2,957,995
                                                            ============    ===========   ===========
The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                 Nine Months Ended
                                                                   September 30,
(In thousands)                                               1996                 1995
 -------------                                         -------------        -------------
Cash flows from operating activities:
Net income                                             $    46,101          $    121,800
Adjustments  to  reconcile  net income to net
  cash provided by operating activities:
    Depreciation and amortization                           79,722                67,055
    Provision for credit losses and bad debts                1,113                11,343
    Impairment of long-lived assets                         26,033                     -
    Provision for restructuring reserve                     25,500                     -
    Other items                                              3,623                 4,490

Changes in operating assets and liabilities:
  Sale of credit card portfolios                                 -               342,822
  Receivables                                               30,664               143,005
  Inventories                                             (162,012)             (274,466)
  Other current assets                                         818                (8,816)
  Accounts payable, accrued expenses and
   income taxes                                            (47,546)             (123,030)
                                                       -----------           -----------
  Net cash provided by operating activities                  4,016               284,203
                                                       -----------           -----------

Investing activities:
  Additions to property, plant and equipment              (135,459)             (174,166)
  Proceeds from sale of property, plant and
    equipment                                                2,340                17,672
  Payments received on AST note                             60,000                 6,720
  Other investing activities                                (3,218)                1,450
                                                       -----------          ------------
  Net cash used by investing activities                    (76,337)             (148,324)
                                                       -----------          ------------

Financing activities:
  Purchase of treasury stock                              (162,635)             (355,924)
  Sale of treasury stock to employee stock
    purchase program                                        30,468                34,486
  Proceeds from exercise of stock options                    6,951                17,982
  Dividends paid, net of taxes                             (39,771)              (50,315)
  Changes in short-term borrowings, net                    234,084               168,600
  Additions to long-term borrowings                          3,290                 2,298
  Repayments of long-term borrowings                       (18,608)              (56,105)
                                                       -----------           -----------
  Net cash provided (used) by financing
    activities                                              53,779              (238,978)
                                                       -----------           -----------

Decrease in cash and short-term investments                (18,542)             (103,099)
Cash and short-term investments, beginning
  of period                                                143,498               205,633
                                                       -----------           -----------
Cash and short-term investments, end of
  perod                                                $   124,956            $  102,534
                                                       ===========           ===========


The accompanying notes are an integral part of these financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1995.

NOTE 2-UNREALIZED LOSS ON AST SECURITIES

On July 12, 1996, the Company received $60,000,000 in cash and $30,000,000 in AST Research Inc. ("AST") common stock as final payment of a $90,000,000 note payable from AST to the Company. The 4,498,594 shares of AST common stock Tandy owns represent approximately 7.8% of the outstanding common stock of AST. This common stock was issued to Tandy as partial payment of AST's obligation under a promissory note dated July 12, 1993. This note was payable to the Company pursuant to the terms of the Agreement for Purchase and Sale of Assets dated June 30, 1993.

The AST common stock is available for sale and, therefore, is subject to mark to market adjustments for each reporting period based upon its current market value. Based on the common stock price of $5.00 at September 30, 1996, the market value of AST common stock approximated $22,500,000. Pursuant to the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company recorded an unrealized loss of $4,880,000, net of taxes as a decrease in stockholders' equity, at September 30, 1996. As of November 5, 1996, the current market price of AST common stock was $4.625 per share.

Depending on a variety of factors, including market conditions and prices, the Company might dispose of some or all of its shares of AST common stock. The disposition of the shares of common stock may be effected from time to time in one or more transactions. In connection with its ownership of the common stock, the Company may from time to time, at its sole discretion, engage in hedging transactions with broker/dealers or other financial institutions. A charge will be recognized against income upon a subsequent sale if the market price is below the original cost basis or if the Company determines that a decline in the market value of AST common stock is other than temporary.

NOTE 3-RESTRUCTURING CHARGES

On May 21, 1996, the Company announced a restructuring plan for its Incredible Universe division which included an overhead reduction plan, the closing of two stores and costs for the abandonment of certain real estate sites held for new store development. A streamlining of the division's overhead costs included the elimination of approximately 20 non-selling positions per store, reorganization of some central unit functions, and a significant change in advertising strategy. The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina were closed in the second quarter of 1996 due to inadequate sales volumes. The Company incurred a pre-tax charge of approximately $25,500,000 which relates primarily to future lease obligations, disposition of fixed assets, certain termination costs associated with employees as well as inventory markdowns associated with liquidation sales. The components of this restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

                                                         Charges
                                         Original        Through         Balance
(In thousands)                            Reserve        9/30/96         9/30/96
--------------                         ------------    ----------      -----------
Real estate obligations                $     10,750    $   (1,822)     $    8,928
Disposal of fixed assets                      8,000        (4,691)          3,309
Inventory impairment                          2,574        (2,574)              -
Termination benefits                          2,500        (2,500)              -
Other                                         1,676        (1,676)              -
                                       ------------    ----------      ----------
Total                                  $     25,500    $  (13,263)     $   12,237
                                       ============    ==========      ==========

The Company will continue to monitor the operating results of this division and will take appropriate action if the division's results of operations do not materially improve. These actions may include a further restructuring including store closures, further streamlining of personnel, alliances with non-related retailers to increase traffic in the stores and further changes in advertising strategies and employee compensation. There can be no assurance that the actions taken to date will be successful. In the normal course of business, management reviews the performance of all stores to identify underachievers and determines whether possible closure thereof is appropriate. Any material number of store closures or relocations would be accompanied by charges related to such activity.

NOTE 4-IMPAIRMENT OF ASSETS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

NOTE 5-RELATIONS WITH INTERTAN

As of September 30, 1996 and 1995, respectively, the Company's Consolidated Balance Sheet reflects notes and other receivables due from InterTAN, Inc. ("InterTAN") as summarized below:

                                  Balance at September 30,
                                  ------------------------
(In thousands)                      1996            1995
--------------                   ------------   -------------
Gross amount of notes            $     27,831   $      44,903
Discount                                9,249          13,195
                                 ------------   -------------
Net amount of notes              $     18,582   $      31,708
                                 ============   =============

Current portion of notes         $      4,646   $      14,432
Non-current portion of notes           13,936          17,276
Other current receivables               5,212           2,966
                                 ------------   -------------
                                 $     23,794   $      34,674
                                 ============   =============


The notes were purchased at a discount from InterTAN's banking syndicate by Trans World Electronics, Inc. ("Trans World"), a wholly-owned subsidiary of Tandy. InterTAN is contractually obligated to pay the gross amount of the notes to Trans World.

The following  income  components  were  generated from  operations  relative to
InterTAN:

                                    Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,
                                  ---------------------------     --------------------------
(In thousands)                       1996            1995            1996            1995
--------------                    -----------    ------------     ----------    ------------
Sales and commission income       $     2,811    $      3,751     $    6,418    $      8,216
                                  ===========    ============     ==========    ============

Interest income                   $       613    $      1,083     $    2,310    $      3,111
Accretion of discount                     949             996          2,912           3,147
                                  -----------    ------------     ----------    ------------
                                  $     1,562    $      2,079          5,222           6,258
                                  ===========    ============     ==========    ============
Royalty income                    $       518    $        250     $    1,052    $        250
                                  ===========    ============     ==========    ============

Through October 1996, InterTAN has met all of its financial obligations to Tandy. Accordingly, management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Trans World. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-93 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead them to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.

NOTE 6-SHARE REPURCHASE PROGRAM

On October 21, 1996, the Company announced that its Board of Directors had authorized the purchase of an additional 5,000,000 common shares through the Company's existing share repurchase program which was initially authorized in December 1995. This share increase brings the total authorization to 10,000,000 shares of which approximately 2.9 million shares have been repurchased during the first nine months of 1996. During the quarter ended September 30, 1996, approximately 1.1 million shares were repurchased under the December 1995 board authorization. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing borrowing facilities.

NOTE 7-CONTINGENCY

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, breach of contract and other matters against the Company and its subsidiaries incident to the operations of its business. The liability, if any, associated with these matters was not determinable at September 30, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

NOTE 8-HEDGING AND DERIVATIVE ACTIVITY

The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through September 30, 1996, the Company has entered into five swaps with regard to notional amounts totaling $90,000,000. The swap agreements all expire during the third quarter of 1999. Prior to 1995 the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250,000,000. At September 30, 1996, the Company would have to pay approximately $3,471,000 to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements; the amount is not recognized in the consolidated financial statements. The Company has no intention of terminating the interest rate swap agreements at this time. At September 30, 1996, the weighted average interest rate of the floating rate obligations being hedged was 6.2%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Factors That May Affect Future Results

The Company participates in a highly competitive industry that is characterized by aggressive pricing practices in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk.

The regulatory and trade environment in which the Company operates is subject to risk and uncertainty. Unfavorable tariffs affecting electronic products imported from Asia as a result of a change in U.S. trade agreements or trade imbalances could affect the Company. In addition, as a result of the Telecommunications Act of 1996, the deregulated telecommunications market in the future is expected to present both opportunities and increased competition to the telecommunication industry's historical role of providing telecommunication equipment and service to consumers. Also see "Net Sales and Operating Revenues" for a discussion of a recent RadioShack telecommunications alliance.

With the exception of historical information, the matters discussed herein contain forward-looking statements that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words or phrases. These uncertainties include, but are no limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, consumer demand for products and services, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment and other risks indicated in filings by the Company with the Securities and Exchange Commission.

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended September 30 were:

                              Three Months Ended                       Nine Months Ended
                                 September 30,        % Increase         September 30,        % Increase
                          -------------------------               -------------------------
(In thousands)                1996          1995      (Decrease)        1996          1995     (Decrease)
--------------            -----------   -----------  ------------ ------------- -----------    ----------
Radio Shack               $   733,041   $   724,090       1.2%    $ 2,123,742   $ 2,068,044       2.7
Incredible Universe           198,372       163,931      21.0         612,765       430,014      42.5
Computer City                 482,291       430,475      12.0       1,441,986     1,161,116      24.2
                          -----------   -----------               -----------   -----------
                            1,413,704     1,318,496       7.2       4,178,493     3,659,174      14.2

Tandy Name Brand (closed)           -          (136)       NM               -        27,995       NM
Other sales                    21,194        21,570      (1.7)         56,197        64,430     (12.8)
                          -----------   -----------               -----------   -----------
                          $ 1,434,898   $ 1,339,930       7.1%    $ 4,234,690   $ 3,751,599      12.9%
                          ===========   ===========               ===========   ===========
NM - not meaningful

Continuing retail operations generated 7.2% and 14.2% sales gains for the three and nine-month periods ended September 30, 1996. Tandy Corporation's overall comparable store sales for U.S. and Canadian operations decreased 4.5% for the quarter and 1.0% for the nine-month period.

Radio Shack comparable store sales for the three and nine-month periods resulted in a decrease of 0.7% and an increase of 0.9%, respectively. Although computer and digital satellite system sales were strong during the quarter, their levels, as well as cellular phone sales levels, did not reach sales potential due to product availability. In addition, audio and video third quarter sales were down in line with industry trends. Advertising will be heightened to emphasize the new line of IBM Aptiva(R) computers, cellular phones and satellite systems in the ensuing quarter. On September 10, 1996, the Company, through the RadioShack division, entered into a telecommunications alliance with Sprint Communications Company, L.P., Sprint United Management Company ("Sprint"), and Sprint Spectrum L.P. ("Spectrum"). This alliance will allow consumers to purchase a full range of Sprint-branded telecommunication services and products through participating RadioShack retail stores. Under the agreement, Sprint, Spectrum and RadioShack will create and advertise a "store-within-a-store" concept. Customers will have access, where available, to a full service communications information center that will offer Spectrum personal communications services ("PCS"), Sprint long distance, local and wireless phone service, Internet access and paging, as well as Spree pre-paid phone cards and phone equipment. RadioShack will also be the exclusive retailer of Sprint-branded "residential" telephones. Sprint-branded PCS products and services are expected to be available in about 300 RadioShack stores in approximately 15 cities by the end of 1996, with the full line of Sprint products and services expected to be available in 4,500 additional stores by October 1997.

U.S. and Canadian Computer City comparable retail store sales decreased by 11.2% and 3.2% for the three and nine-month periods ended September 30, 1996. Comparable store sales for the third quarter of this year were impacted by the highly publicized Windows(R) 95 introduction in the third quarter of 1995. Current quarter demand for peripherals, software, and accessories was unable to match levels attained during the corresponding Windows(R) 95 dominated quarter last year. In addition, sales of non-IBM compatible computers and related items were significantly lower in the current year when compared to the prior year. Corporate and institutional sales initiatives will continue in the fourth quarter supported by an Electronic Data Systems (EDS(R)) alliance system integration, which management anticipates will improve the ability to place and track corporate orders on a more timely basis. Aggressive marketing campaigns and vendor supported in-store demonstrations will focus on building fourth quarter retail sales. Also see "Change in Operating Management" below for a discussion of the resignation of the president of Computer City.

Same-store sales results for the quarter and nine months at Incredible Universe decreased 3.2% and 4.5%, respectively. Televisions, computers, and appliances were among the strongest sales categories during the third quarter. Disappointing industry-wide audio and video sales during the quarter contributed to the same store sales decreases. Expansion of computer product lines, peripherals and emphasis on the newly introduced "It's Worth the Drive. Guaranteed" SM marketing campaign are designed to encourage sales during the fourth quarter. Also see "Restructuring Charges" below for a further discussion of material changes being implemented at Incredible Universe to improve its results of operations.

In the normal course of business, management reviews the performance of all stores to identify underachievers and determines whether possible closure thereof is appropriate. Any material number of store closures or relocations would be accompanied by charges related to such activity.

RETAIL OUTLETS
--------------
                            September 30,    June 30,      March 31,  December 31,   September 30,
                                1996           1996         1996         1995            1995
------------------------------------------------------------------------------------------------
RadioShack
 Company owned                    4,901        4,869         4,840        4,831          4,787
 Dealer/Franchise                 1,945        1,950         1,954        2,005          2,017
Computer City                       109          103           101           99             86
Incredible Universe                  17           16            18           17             14
                              ---------    ---------    ----------   ----------    -----------
Total Number of Outlets           6,972        6,938         6,913        6,952          6,904
                              =========    =========    ==========   ==========    ===========

        It is anticipated that during calendar 1996 RadioShack will open, net of closings, approximately 110 company-owned stores. Computer City plans to open 14 stores in 1996. Expansion of Computer City stores within Incredible Universe is not anticipated. Incredible Universe closed two stores in May 1996 and opened two new stores in 1996, resulting in no net increase in the number of stores for 1996. Projections for 1997 include approximately 75 new RadioShack stores, 5-10 new Computer City stores, and no new Incredible Universe stores.

Gross Profit

Gross profit as a percent of net sales was 33.7% during the three months ended September 30, 1996, as compared to 35.7% during the corresponding 1995 period. For the nine months ended September 30, 1996 and 1995, the gross profit percentages were 34.2% and 36.5%, respectively. This trend toward lower gross margins is expected to continue as the lower operating margin divisions, Computer City and Incredible Universe, continue to grow in proportion to total sales. In the third quarter of 1996, Computer City and Incredible Universe accounted for approximately 47.4% of consolidated sales, compared to 44.4% in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, Computer City and Incredible Universe accounted for approximately 48.5% and 42.4% of consolidated sales, respectively. RadioShack's gross margin decreased 0.5% for the quarter and generated a minimal increase of 0.1% for the nine-month period ending September 30, 1996, in comparison with the respective prior year periods. The quarterly decline was due to the well received IBM Aptiva computer back-to-school promotion and to the DSS direct-to-home satellite dish business, both of which carry lower margins than RadioShack core categories. Computer City's gross margin declined 0.6 and gained 0.3 percentage points as compared to the third quarter and nine-month period of 1995, respectively. The quarterly decline is attributable to the industry's competitive environment and reduced margins on discontinued products. Gross margin at Incredible Universe increased 0.1 and decreased 0.9 percentage points in the third quarter and nine-month period, respectively. Due to an increase in the relative percentage of lower margin computer sales, gross profit for the nine months ended September 30, 1996 has declined.

In order to maintain or increase its market share, the Company must continue to price its products competitively and from time to time may use various incentive programs to increase sales. Some of these strategies lower the average sales price per unit and may cause declines in gross margin beyond the historical and/or anticipated levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues increased 0.4 percentage points in comparison with the third quarter of 1995 and declined 0.8 percentage points in comparison with the nine months ended September 30, 1995. The increase in SG&A as a percent of sales during the third quarter of 1996 is due primarily to the quarter's softer sales volumes. The Company previously implemented cost reduction programs to adjust its operating expenses to lower levels. Major expense categories, including advertising and payroll, while showing a net dollar gain, were lower as a percent of sales for the first nine months in 1996 as compared with the same prior year period. As a result of Computer City and Incredible Universe expansion into new markets and increased promotional activity in RadioShack, consolidated advertising costs increased $15,962,000, or 10.7%, during the nine months ended September 30, 1996. Payroll expenses increased $53,295,000, or 11.0%, during the nine-month period in 1996, in comparison with the prior year period, because of the Company's retail store expansions. As a result of the Company selling the private label credit card portfolios at the end of the first quarter in 1995, bad debt expense decreased significantly in the first nine months of 1996 as compared to that of the prior year. The Company expects SG&A expenses as a percent of sales to continue to have a marginal decline as Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation, continue to grow in proportion to total sales.

Restructuring Charges

On May 21, 1996, the Company announced a restructuring plan for its Incredible Universe division which included an overhead reduction plan, the closing of two stores and costs for the abandonment of certain real estate sites held for new store development. A streamlining of the division's overhead costs included the elimination of approximately 20 non-selling positions per store, reorganization of some central unit functions, and a significant change in advertising strategy. The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina were closed in the second quarter of 1996 due to inadequate sales volumes. The Company incurred a pre-tax charge of approximately $25,500,000 which relates primarily to future lease obligations, disposition of fixed assets, certain termination costs associated with employees as well as inventory markdowns associated with liquidation sales. The components of this restructuring charge and an analysis of the amounts charged against the reserve are outlined in the following table:

                                                    Charges
                                     Original       Through         Balance
(In thousands)                       Reserve        9/30/96         9/30/96
--------------                    ------------    ----------      ----------
Real estate obligations           $     10,750    $   (1,822)     $    8,928
Disposal of fixed assets                 8,000        (4,691)          3,309
Inventory impairment                     2,574        (2,574)              -
Termination benefits                     2,500        (2,500)              -
Other                                    1,676        (1,676)              -
                                  ------------    ----------      ----------
Total                             $     25,500    $  (13,263)     $   12,237
                                  ============    ==========      ==========

The Company will continue to monitor the operating results of this division and will take appropriate action if the division's results of operations do not materially improve. These actions may include a further restructuring including store closures, further streamlining of personnel, alliances with non-related retailers to increase traffic in the stores and further changes in advertising strategies and employee compensation. There can be no assurance that the actions taken to date will be successful. In the normal course of business, management reviews the performance of all stores to identify underachievers and determines whether possible closure thereof is appropriate. Any material number of store closures or relocations would be accompanied by charges related to such activity.

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

Accounting for Stock-Based Compensation

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 123 which establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will continue to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123. Stock options issued for stock-based employee compensation plans in the third quarter of 1996 were not material.

Net Interest Income

Interest income for the quarter ended September 30, 1996 decreased $3,294,000 from $5,872,000 in the third quarter of 1996. Interest income for the nine months ended September 30, 1996 decreased $27,653,000 from $37,704,000 in the comparable prior year period. These decreases are primarily due to the sale of the Company's credit card portfolios in the first quarter of 1995 and increased utilization of cash for the ongoing share repurchase program and capital expenditures related to new stores. Interest expense increased $2,194,000 for the quarter ended September 30, 1996, in comparison with the same prior year period because of increased average short-term borrowing levels.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the third quarters of 1996 and 1995 were 37.1% and 38.5%, respectively. The decrease is due primarily to the favorable resolution of a foreign tax issue.

Earnings Per Share

Net income per average common and common equivalent share is computed by dividing net income less the Series B convertible stock dividends by the weighted average common and common equivalent shares outstanding during the period. During 1995, the Preferred Equity Redemption Convertible Stock(R) ("PERCS(R)") mandatorily converted into common stock. As a result, they were considered outstanding common stock and the dividends were not deducted from net income for purposes of calculating net income per average common and common equivalent share. The prior year-to-date weighted average share calculations included approximately 11,816,000 common shares relating to the conversion of the PERCS into common stock on March 10, 1995. Fully diluted earnings available per common and common equivalent share are not presented since dilution is less than 3%.

Cash Flow and Financial Condition

Cash flow from operating activities decreased in the nine-month period ended September 30, 1996, as compared with the same period of the prior year. This decrease primarily related to the sale of the credit card portfolios in 1995 which was partially offset by a net decrease in the amount of cash utilized through September 30, 1996, as compared to September 30, 1995 for working capital purposes.

Cash used by investing activities for the nine-month period ended September 30, 1996 includes property, plant and equipment additions for new and remodeled RadioShack(SM) stores and the Company's expansion of its Computer City(R) and Incredible Universe(R) store formats, as well as expenditures for upgrading information systems and headquarter building renovations. Management anticipates that capital expenditure requirements will approximate $25,000,000 to $40,000,000 for the remainder of 1996, primarily to support retail expansion and additional information systems upgrades.

On July 12, 1996, the Company received $60,000,000 in cash and $30,000,000 in AST Research Inc. ("AST") common stock as final payment of a $90,000,000 note payable from AST to the Company. The 4,498,594 shares of AST common stock Tandy owns represent approximately 7.8% of the outstanding common stock of AST. This common stock was issued to Tandy as partial payment of AST's obligation under a promissory note dated July 12, 1993. This note was payable to the Company pursuant to the terms of the Agreement for Purchase and Sale of Assets dated June 30, 1993.

The AST common stock is available for sale and, therefore, is subject to mark to market adjustments for each reporting period based upon its current market value. Based on the common stock price of $5.00 at September 30, 1996, the market value of AST common stock approximated $22,500,000. Pursuant to the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company recorded an unrealized loss of $4,880,000, net of taxes as a decrease in stockholders' equity, at September 30, 1996. As of November 5, 1996, the current market price of AST common stock was $4.625 per share.

Depending on a variety of factors, including market conditions and prices, the Company might dispose of some or all of its shares of AST common stock. The disposition of the shares of common stock may be effected from time to time in one or more transactions. In connection with its ownership of the common stock, the Company may from time to time, at its sole discretion, engage in hedging transactions with broker/dealers or other financial institutions. A charge will be recognized against income upon a subsequent sale if the market price is below the original cost basis or if the Company determines that a decline in the market value of AST common stock is other than temporary.

Cash used for financing activities for the nine-month period ended September 30, 1996 includes continued repurchases of common stock under the December 1995 share repurchase program and repayments of long-term debt obligations primarily consisting of $12,700,000 of medium term notes and $5,497,000 of TESOP debt. Repayments of long-term borrowings through September 30, 1995 included the $45,000,000 of 8.69% senior notes and medium-term notes totaling $6,000,000. Short-term borrowings during the first nine months of fiscal year 1996 exceeded levels obtained in the same period last year primarily due to the excess cash received in fiscal year 1995 upon the sale of the credit card portfolio. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new store expenditures are being funded through operating and capital leases.

Cash and short-term investments at September 30, 1996 were $124,956,000 as compared to $143,498,000 at December 31, 1995, and $102,534,000 at September 30,
1995. Total debt as a percentage of total capitalization was 27.1% at September 30, 1996, compared to 17.1% at December 31, 1995, and 23.2% at September 30, 1995. The increase in the total debt ratios results primarily from the Company's share repurchase program described below and inventory additions in preparation for the upcoming Christmas selling season.

On October 21, 1996, the Company announced that its Board of Directors had authorized the purchase of an additional 5,000,000 shares through the Company's existing share repurchase program which was initially authorized in December 1995. The share increase brings the total authorization to 10,000,000 shares of which approximately 2.9 million shares have been repurchased during the first nine months of 1996. During the quarter ended September 30, 1996, approximately
1.1 million shares were repurchased under the December 1995 board authorization. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing borrowing facilities.

Inventory

Compared to September 30, 1995, total inventories at September 30, 1996 have decreased $92,274,000 or 5.2%. The decrease in total inventory levels is comprised of an overall reduction in RadioShack inventory as a result of an inventory reduction program, which was partially offset by increases in Computer City and Incredible Universe new store inventory additions. Inventory levels have increased 10.5% from amounts at December 31, 1995, primarily due to seasonal fluctuations and additional store openings. Inventory is primarily comprised of finished goods.

Changes in Stockholders' Equity
                                                              Outstanding
(In thousands)                                                Common Shares          Dollars
--------------                                              ----------------      -------------
Balance at December 31, 1995                                      61,727          $   1,601,335
Foreign currency translation adjustments, net of
 deferred taxes                                                        -                 (2,154)
Sale of treasury stock to employee plans                             698                 30,468
Purchase of treasury stock                                        (3,740)              (164,344)
Exercise of stock options                                            214                  8,185
Director stock payments                                                2                    108
Restricted stock awards                                               27                  1,099
Repurchase of preferred stock                                          -                 (2,990)
Preferred stock dividends, net of tax                                  -                 (3,104)
TESOP deferred compensation earned                                     -                  5,989
Unrealized loss on AST stock, net of tax                               -                 (4,880)
Common stock dividends                                                 -                (35,947)
Net income                                                             -                 46,101
                                                              ----------          -------------
Balance at September 30, 1996                                     58,928          $   1,479,866
                                                              ==========          =============

InterTAN Update

As of September 30, 1996 and 1995, respectively, the Company's Consolidated Balance Sheet reflects notes and other receivables due from InterTAN, Inc. ("InterTAN") as summarized below:

                                 Balance at September 30,
                                -------------------------
(In thousands)                      1996          1995
--------------                  ----------     ----------
Gross amount of notes           $  27,831      $   44,903
Discount                            9,249          13,195
                                ---------      ----------
Net amount of notes             $  18,582      $   31,708
                                =========      ==========

Current portion of notes        $   4,646      $   14,432
Non-current portion of notes       13,936          17,276
Other current receivables           5,212           2,966
                                ---------      ----------
                                $  23,794      $   34,674
                                =========      ==========


The notes were purchased at a discount from InterTAN's banking syndicate by Trans World Electronics, Inc. ("Trans World"), a wholly-owned subsidiary of Tandy. InterTAN is contractually obligated to pay the gross amount of the notes to Trans World.

The following  income  components  were  generated from  operations  relative to
InterTAN:

                                       Three Months Ended               Nine Months Ended
                                          September 30,                    September 30,
                                  -------------------------       ----------------------------
(In thousands)                       1996            1995            1996            1995
--------------                    -----------   -----------       ----------      ----------
Sales and commission income       $     2,811    $    3,751       $    6,418      $    8,216
                                  ===========   ===========       ==========      ==========
Interest income                   $       613    $    1,083       $    2,310      $    3,111
Accretion of discount                     949           996            2,912           3,147
                                  -----------   -----------       ----------      ----------
                                  $     1,562    $    2,079       $    5,222      $    6,258
                                  ===========   ===========       ==========      ==========

Royalty income                    $       518    $      250       $    1,052      $      250
                                  ===========   ===========       ==========      ==========


Through October 1996, InterTAN has met all of its financial obligations to Tandy. Accordingly, management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Trans World. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-93 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy, but at present, nothing has come to the attention of the Company which would lead it to believe that the ultimate resolution of this review would impair InterTAN's ability to meet its obligations to Tandy.

Change in Operating Management

The Company reported on October 28, 1996, that Matt Howard resigned as President of Computer City for personal and family reasons. John V. Roach, Chairman and CEO of Tandy Corporation, will serve as acting President of Computer City.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, securities matters, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately precedes such exhibits.

        b)  Reports on Form 8-K.

           1) On August 12, 1996, the Company reported the receipt of an August 6, 1996 letter from Ms. Donna Ecton advising the Company of her resignation as a member of the Board of Directors of Tandy
               Corporation for personal reasons. The Form 8-K was filed on August 12, 1996.

           2) On September 11, 1996, the Company announced an alliance with Sprint, Sprint Spectrum, and RadioShack that will permit RadioShack to sell Sprint-branded communications services and products through its retail network. The Form 8-K was filed on September 18, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                          Tandy Corporation
                                                          (Registrant)







Date:  November 11, 1996                      By   /s/  Richard L. Ramsey
                                                   ---------------------------
                                                        Richard L. Ramsey
                                                   Vice President and Controller
                                                        (Authorized Officer)





Date:  November 11, 1996                           /s/  Dwain H. Hughes
                                               -----------------------------
                                                         Dwain H. Hughes
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                   Principal Financial Officer)

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

2b Amended and Restated Stock Exchange Agreement dated February 1, 1994 by and among O'Sullivan Industries Holdings, Inc., and TE Electronics Inc. (filed as Exhibit 2b to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

2c U.S. Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch & Co., Wheat First Butcher & Singer, The Chicago Dearborn Company and Rauscher Pierce Refsnes, Inc.(filed as Exhibit 2c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

2d International Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch International Limited and UBS Limited (filed as Exhibit 2d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

2e Acquisition Agreement dated January 18, 1995, between Hurley State Bank, as purchaser and Tandy Credit Corporation as seller (without exhibits) (filed as Exhibit (c) to Tandy's January 18, 1995 Form 8-K filed on February 2, 1995, Accession No. 0000096289-95-000008 and incorporated herein by reference).

2e(i) Amendment No. 1 to Acquisition Agreement dated January 18,1995, between Tandy Credit Corporation, Tandy National Bank and Hurley State Bank (filed as Exhibit 2 to Tandy's March 30,1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and
               incorporated herein by reference).

2f Agreement Plan of Merger dated March 30, 1995, by and among Tandy Corporation, Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and incorporated herein by reference).

3a(i) Restated Certificate of Incorporation of Tandy dated December 10, 1982(filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No.0000096289-93-000017 and
               incorporated herein by reference).

3a(ii) Certificate of Amendment of Certificate of Incorporation of Tandy Corporation dated November 13, 1986 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No.33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

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

3a(iv) Certificate of Designations of Series B TESOP Convertible Preferred dated June 29, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan,Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

3a(v) Certificate of Designation, Series C Conversion Preferred Stock dated February 13, 1992 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93
               -000017 and incorporated herein by reference).

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

4e Second Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for sixteen other banks, dated as of May 24, 1996 (Facility A) (filed as Exhibit 4e to Tandy's Form 10-Q filed on August 14, 1996, Accession No. 0000096289-96-000010 and incorporated herein by reference).

4f Second Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen banks, dated as of June 28, 1996 (Facility B) (filed as Exhibit 4f to Tandy's Form 10-Q filed on August 14, 1996, Accession No. 0000096289-96-000010 and incorporated herein by reference).

4g Third Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen banks, dated as of June 28, 1996 (Facility A) (filed as Exhibit 4g to Tandy's Form 10-Q filed on August 14, 1996, Accession No. 0000096289-96-000010 and incorporated herein by reference).

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

11             Statement of Computation of Earnings per Share                21

12             Statement of Computation of Ratios of Earnings to
               Fixed Charges                                                 22

27             Financial Data Schedule


-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".



                            TANDY CORPORATION                     EXHIBIT 11

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE


                                                            Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                           ----------------------    -----------------------
(In thousands, except per share amounts)                      1996         1995         1996          1995
----------------------------------------                   ----------   ---------    ---------   -----------
Primary Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

  Net income, as reported                                  $  22,322    $  44,901    $  46,101    $  121,800
  Less dividends on preferred stock:
    Series B                                                  (1,599)      (1,633)      (4,775)       (4,931)
                                                           ---------    ---------    ---------    ----------
  Net income available to common
    shareholders for primary earnings per share            $  20,723    $  43,268    $  41,326    $  116,869
                                                           =========    =========    =========    ==========

  Weighted average number of common shares
    outstanding                                               59,433       65,011       60,375        63,158
  Weighted average number of $2.14 depositary shares,
    representing  Series C preferred stock, treated
    as common stock due to mandatory conversion (b)                -            -            -         2,987
  Weighted average number of common shares issuable
    under stock option plans, net of assumed
    treasury stock repurchases at average market
    prices                                                       217          708          298           548
                                                           ---------    ---------    ---------    ----------
  Weighted average number of common and common
    equivalent shares outstanding                             59,650       65,719       60,673        66,693
                                                           =========    =========    =========    ==========

  Net income available per average
    common and common equivalent share                     $    0.35    $    0.66    $    0.68    $     1.75
                                                           =========    =========    =========    ==========

Fully Diluted Earnings Per Share (a)

Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

Net income available to common shareholders                $  20,723    $  43,268    $  41,326    $  116,869
Adjustments for assumed conversion of Series B
  preferred stock to common stock as of the beginning
  of the period:
  Plus dividends on Series B preferred stock                     (c)        1,633          (c)         4,931
  Less additional contribution that would have
   been required for the TESOP if Series B preferred
   stock had been converted                                      (c)         (938)         (c)       (2,808)
                                                           ---------    ---------    ---------    ----------
Net income available per common and
  common equivalent share, as adjusted                     $  20,723    $  43,963    $  41,326    $  118,992
                                                           =========    =========    =========    ==========

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

  Weighted average number of shares outstanding               59,650       65,719       60,673        66,693
  Adjustment to reflect assumed exercise of stock
    options as of the beginning of the period                      -          106            -           249
  Adjustment to reflect assumed conversion of Series
    B preferred stock to common stock as of the
    beginning of the period                                      (c)        1,895           (c)        1,915
                                                           ---------    ---------    ----------    ---------
  Weighted average number of common and common
    equivalent shares outstanding, as adjusted               59,650        67,720        60,673       68,857
                                                           ========     =========    ==========    =========

Fully diluted net income available per average
    common and common equivalent share                     $   0.35      $   0.65    $     0.68    $    1.73
                                                           ========      ========    ==========    =========

(a)  This  calculation  is submitted in  accordance  with  Regulation  S-K, Item
     601(b)(11)  although  not  required  by footnote 2 to  paragraph  14 of APB
     Opinion No. 15 because it results in dilution of less than 3%.
(b) The amount in 1995 represents the pro rata portion of the Series C preferred stock outstanding prior to their conversion, effective March 10, 1995.
(c) For the three and nine months ended September 30, 1996, these items are anti-dilutive and thus, omitted from the calculation.



                                                                EXHIBIT 12
                           TANDY CORPORATION

     STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
     AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                               ---------------------------   -------------------------
(In thousands, except ratios)                      1996           1995           1996         1995
-----------------------------                  ------------   ------------   ------------  -----------
Ratio of Earnings to Fixed Charges:

Net income                                     $    22,322      $  44,901      $  46,101    $  121,800
Plus provision for income taxes                     13,190         28,108         27,238        76,248
                                               -----------      ---------      ---------    ----------
Income before income taxes                          35,512         73,009         73,339       198,048
                                               -----------      ---------      ---------    ----------

Fixed charges:
Interest expense and amortization of
 debt discount                                       9,047          6,853         25,064        22,703
Amortization of issuance expense                        62              3            187           206
Appropriate portion (33 1/3%) of rentals            19,876         18,293         59,028        53,268
                                               -----------      ---------      ---------    ----------
  Total fixed charges                               28,985         25,149         84,279        76,177
                                               -----------      ---------      ---------    ----------

Earnings before income taxes and
 fixed charges                                 $    64,497      $  98,158      $ 157,618    $ 274,225
                                               ===========      =========      =========    =========
Ratio of earnings to fixed charges                    2.23           3.90           1.87         3.60
                                               ===========      =========      =========    ==========

Ratio of Earnings to Fixed Charges and
  Preferred Dividends:

Total fixed charges, as above                  $   28,985       $ 25,149       $  84,279    $   76,177
Preferred dividends                                 1,599          1,633           4,775         9,755
                                               ----------       --------       ---------    ----------
Total fixed charges and preferred dividends    $   30,584       $ 26,782       $  89,054    $   85,932
                                               ==========       ========       =========    ==========
Earnings before income taxes, fixed
  charges and preferred dividends              $   64,497       $ 98,158       $ 157,618    $  274,225
                                               ==========       ========       =========    ==========
Ratio of earnings to fixed charges and
  preferred dividends                                2.11           3.67            1.77          3.19
                                               ==========       ========       =========    ==========

