Form 10-K
period 1996-12-31
TANDY CORP /DE/
filed 1997-03-27
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)
                 For the fiscal year ended December 31, 1996
                                     OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 18, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,741,632,397 based on the New York Stock Exchange closing price.

     As of March 18, 1997, there were 56,166,586 shares of the registrant's Common Stock outstanding.

                     Documents Incorporated by Reference

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

             The Index to Exhibits is on Sequential Page No. 55.
                              Total Pages 106.



                                  PART I

ITEM 1. BUSINESS.

GENERAL
   Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the "Company"). The Company engages in the retail sale of consumer electronics including personal computers primarily in the United States. The Company's continuing principal retail operations include the RadioShack(R) and Computer City(R) store chains. The Company adopted a plan to exit the Incredible Universe and McDuff retail business in December 1996. See Recent Developments below for a discussion of this plan. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of divisional sales data.

        Recent Developments. On May 21, 1996, Tandy announced a restructuring program for its Incredible Universe division which included an overhead reduction plan, the closing of two stores and costs associated with the cancellation of certain real estate sites held for new store development.

        On December 10, 1996, Tandy announced that the remaining 53 McDuff stores, previously included in the Specialty Retail Group of RadioShack, would be discontinued.

        On December 30, 1996, the Company announced its plan to exit the Incredible Universe business. The Company has reached an agreement for the sale of six Incredible Universe stores to Fry's Electronics and contracts with certain affiliates for the sale of the real estate of those stores. The Company plans for the remainder of the stores (11) to be sold or to be used for other real estate purposes. In addition, the Company announced on December 30, 1996 the adoption of a plan to close 21 Computer City stores.

        RadioShack. RadioShack is the Company's largest operating division. At December 31, 1996, the RadioShack division operated 4,942 (inclusive of 53 McDuff stores included in the closure plan) company-owned stores, located throughout the United States. These stores average approximately 2,450 square feet in area and are located in major malls, strip centers and individual store fronts. To provide RadioShack products to smaller communities, RadioShack had on the same date a network of 1,927 dealer/franchise stores. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products. This network included 77 international dealers at December 31, 1996.

        The company-owned RadioShack stores carry a broad assortment of primarily private label electronic parts and accessories, audio/video equipment, digital satellite systems, personal computers and cellular and conventional telephones, as well as specialized products such as scanners, electronic toys and hard to find batteries. Personal computers, which account for approximately 11.0% of the RadioShack division's sales, primarily target progressive family users seeking computers for home, and small business use. RadioShack also provides access to third party services such as cellular phone, PCS, direct satellite programming, and pager service. RadioShack plans to expand its company-owned store base to 5,000 locations by the year 2000. RadioShack is also focusing on becoming "America's Telephone Store". See "Net Sales and Operating Revenues" in
      Item 7 for a discussion of a recent RadioShack telecommunications alliance.

        On December 30, 1994, the Company adopted a business restructuring plan to close or convert 233 stores which included VideoConcepts(R) stores, McDuff Electronics(R) mall stores and a small number of McDuff Electronics and Appliance Supercenters.The stores were closed during the first quarter of 1995. On January 3, 1995, the Company announced that the Tandy Name Brand Retail Group would be dissolved and the 73 continuing stores would become part of the Tandy Specialty Retail Group. Effective with the December 1996 announcement of the closure of the remaining McDuff stores, the Specialty Retail Group was discontinued. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of the "Notes to Consolidated Financial Statements" for more information on the plan.

        Computer City. As of December 31, 1996, the Company had 113 (inclusive of 21 stores included in the closure plan) Computer City stores open, including five in Europe and seven in Canada. The Computer City chain operates primarily as a supercenter format featuring many name brand computers, software and related products, including IBM, Apple, Sony, Lotus, Microsoft, Compaq, AST and Hewlett-Packard. The remaining 81 Computer City SuperCenters average about 21,150 square feet and carry approximately 4,400 products. Additionally, 11 Computer City Express stores serve the smaller markets and average 12,300 square feet. The Company plans to open approximately 5 additional stores in 1997.

        Incredible Universe. At December 31, 1996, Tandy and its subsidiaries operated 17 Incredible Universe stores. As noted in Recent Developments above, operations in this chain, in all material aspects, will cease in 1997. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of the "Notes to Consolidated Financial Statements" for more information.

   Supporting  the  retail  operations  is  an  extensive   infrastructure  that
includes:

      A&A International, Inc. - This wholly-owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. A&A also provides services for outside customers, primarily InterTAN Inc. ("InterTAN"). Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in the Far East. For more discussion on InterTAN see Note 24 of the "Notes to Consolidated Financial Statements".

      Tandy Service Centers - The Company maintains a large service and support network to service the consumer electronics retail industry. These centers repair name brand and private label products sold through all of the Company's retail distribution channels. These centers are also the primary support for The Repair Shop at RadioShack program. At December 31, 1996, there were 121 service centers in the U.S. and Canada; however, the Company plans to close fourteen of these centers as part of the December 1996 Incredible Universe and Computer City store closure plan. The Tandy Service division stocks over one million parts.

      Regional Distribution Centers - The 12 distribution centers operated by the Company ship over one million cartons each month to the Company's retail outlets. Eleven of the 12 distribution centers primarily support RadioShack retail outlets and one cross docking distribution facility supports primarily Computer City and will support Incredible Universe as needed for the remainder of 1997.

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

      Tandy Credit Corporation - In December 1994, the Company sold the Computer City and Incredible Universe credit card portfolios to SPS Transaction Services, Inc. ("SPS"), a majority-owned subsidiary of Dean Witter, Discover & Co. Effective March 30, 1995, the Company also completed the sale of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to SPS. As part of the completed sales transaction, Tandy Credit Corporation (which supported Company sales through utilization of credit promotions) was merged into Hurley Receivables Corporation, a wholly-owned subsidiary of SPS, and no longer exists. See Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 6 of the "Notes to Consolidated Financial Statements" for more information.

      Tandy Transportation, Inc. - A large fleet of tractors and trailers transports merchandise from manufacturers or ports of entry to the Company's regional distribution centers and local distribution facilities and also delivers to the Company's retail outlets.

      Consumer Electronics Manufacturing - Although the Company sold most of its manufacturing operations in 1993 and 1994, the Company still operates nine manufacturing facilities in the United States and one overseas manufacturing operation in China, which is a joint venture. These ten manufacturing facilities cover a total of 1,324,000 square feet and employed approximately 2,520 workers and professionals as of December 31, 1996. The Company manufactures a variety of products for use in its consumer electronics retailing operations. These products include audio, video, telephony, antennas, wire and cable products and a wide variety of hard to find parts for consumer electronic products. Most of the Company's manufacturing output is sold through the RadioShack store chain.

SEASONALITY
   As is the case with other retail businesses, the Company's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up requiring working capital associated with the anticipated increased sales volume. For additional information, see Note 25 of the "Notes to Consolidated Financial Statements".

PATENTS AND TRADEMARKS
   Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, Computer City, Incredible Universe, and Optimus are some of the registered marks most widely used by the Company. Tandy believes that the RadioShack and Computer City names and marks are well-recognized by consumers, and that these names and marks are associated with high-quality service providers. The Company's products are sold primarily under the RadioShack, and Optimus trademarks which are registered in the U.S. and many foreign countries. The Company believes that the loss of the RadioShack name or mark would be material to its business, but does not believe that the loss of any other trademarks would be material.

   Tandy also owns various patents relating to retail and support  functions and
various   products  which  Tandy  has  previously   designed  and  continues  to
manufacture.

SUPPLIERS
   The Company obtains merchandise from a large number of suppliers from various parts of the world. Alternative sources of supply exist for most merchandise and raw materials purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product or raw material to have a material impact on its operations. During 1996, the Company sold IBM computer products which accounted for approximately 17.5% of total computer hardware product sales within the Company. Management does not believe that the loss of this one supplier would have a material impact on its operations.

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

   Management believes that among the many factors important to its competitive position are price, quality, service and the broad selection of electronic products and computers carried at conveniently located retail outlets. The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully with respect to each of the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

   The Company focuses on two types of store formats to address the marketplace. Each of the Company's retailing formats uses a distinct path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure.

         RadioShack.   RadioShack  stores  offer  the  shopping  convenience  of
            approximately 6,900 (inclusive of 53 McDuff stores included in the closure plan) company-owned and dealer stores, primarily private label high-quality products, unique selection, knowledgeable personnel and excellent customer service, including its "service-oriented" approach. RadioShack has formed strategic relationships with key vendors in computers (IBM), home security
            (ADT), direct-to-home satellite (RCA, PrimeStar, DirecTV, and USSB), telecommunications (Sprint) and wireless communications (Sprint PCS) to augment the strong position that it has historically maintained in core product categories such as batteries, communications equipment, telephones, antennas and electronic components, and parts and accessories.

         Computer City. Computer City stores offer approximately 4,400 different name brand items, competitive prices and excellent customer service on computers, computer software and accessories. This division operates 92 stores (net of the 21 stores included in the December 1996 closure plan). Computer City operates two different size formats, Computer City SuperCenters (81 units) and Computer City Express (11 units). While the SuperCenters average approximately 21,150 square feet, Computer City Express stores average 12,300 square feet, serve smaller markets and also supplement SuperCenters in larger markets.

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

EMPLOYEES
   As of December 31, 1996, the Company had approximately 48,400 employees. That number includes approximately 8,500 temporary retail employees which were hired for the Christmas selling season as well as 3,500 employees whose positions will be eliminated due to the December 1996 store closure plan. Management of the Company considers the relationship between the Company and its employees to be good. It does not anticipate any work stoppage due to labor difficulties.

ITEM 2. PROPERTIES.
   Information on the Company's properties is in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the referenced pages:

                                      Page
      Retail Outlets.........................          15
      Property, Plant and Equipment..........          42
      Leases.................................          44

     The Company leases rather than owns most of its retail facilities. However, the buildings of six Incredible Universe stores are owned rather than leased. As discussed in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of the "Notes to the Consolidated Financial Statements", Tandy has announced plans to exit the Incredible Universe business. As a result of these plans, it is anticipated that the six Incredible Universe buildings will be sold during 1997. The land and building of one Computer City store is owned by the Company. The RadioShack and Computer City stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other companies. The Company owns most of the property on which its executive offices are located in Fort Worth, Texas, and all distribution centers, except for three which are leased. The Company owns most of its manufacturing facilities and land located throughout the United States. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
   A consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation, which involved the Company and was commenced in 1994 before the United States District Court for the Western District of Missouri. The Court, on July 2, 1996, approved the settlement of this litigation and entered a Final Judgment thereby resolving this entire litigation. The Company had previously reserved for the financial impact of the settlement and, therefore, the settlement has not had a material adverse effect on its results of operations or financial condition.

   Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III). The following is a list of the Company's executive officers during 1996 and their ages, positions and length of service with the Company as of March 27, 1997.
                               Position
                             (Date Elected                         Years with
Name                     to Current Position)            Age         Company

John V. Roach             Chairman of the Board          58            29
                          and Chief Executive Officer
                           (July 1982)

Leonard H. Roberts        President of Tandy Corporation 48             3 (1)
                          (January 1996)
                          and President of RadioShack
                          (July 1993)

Robert M. McClure         Senior Vice President -        61            24 (2)
                          Tandy Retail Services
                          (January 1994)

Herschel C. Winn          Senior Vice President and      65            28
                          Secretary (November 1979)

Dwain H. Hughes           Senior Vice President and      49            17 (3)
                          Chief Financial Officer
                          (January 1995)

Mark W. Barfield          Vice President - Tax           39             9 (4)
                          (May 1994)

Lou Ann Blaylock          Vice President -               58            26 (5)
                          Corporate Relations
                          (January 1993)

Loren K. Jensen           Vice President and Treasurer   36             1 (6)
                          (May 1995)

Martin  O. Moad           Vice President-Investor
                           Relations                     40            11 (7)
                          (December 1996)

Frederick W. Padden       Vice President - Law           64             6 (8)
                          and Assistant Secretary
                          (January 1994)

Ronald L. Parrish         Vice President -               54            10
                          Corporate Development
                          (April 1987)

Richard L. Ramsey         Vice President and             51            30
                          Controller (January 1986)

   There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Messrs. Roberts, Jensen, and Moad.

(1) Mr. Roberts was elected President of Tandy Corporation effective January 1, 1996. He has been President of the RadioShack division since July 7, 1993. Prior to joining Tandy he served as the Chairman and Chief Executive Officer of Shoney's, Inc. from 1990 to 1993.

(2) Mr. McClure served as President of the Tandy Electronics division from August 1987 until January 1993 when he was elected as Chief Operating Officer and President of TE Electronics Inc. On January 1, 1994, Mr. McClure was named Senior Vice President - Tandy Retail Services.

(3) Mr. Hughes was elected Senior Vice President and Chief Financial Officer of the Company effective January 1, 1995. Mr. Hughes served as Vice President and Treasurer of the Company from June 1991 until December 1994. From June 1989 until June 1991, Mr. Hughes was Assistant Treasurer of the Company.

(4) Mr.Barfield served as Director of Federal and International Taxes from April 1991 through May 1994 when he was named Vice President - Tax.

(5) Ms. Blaylock was Director of Corporate Relations from January 1986 until she was named Vice President - Corporate Relations in January 1993.

(6) Mr. Jensen became Vice President and Treasurer on May 18, 1995. Prior to joining Tandy, he served as Senior Vice President of Texas Commerce Bank where he was employed for almost 10 years.

(7) Mr. Moad was elected Vice President - Investor Relations effective December 1996. Mr. Moad served as Director of Investor Relations from February 1993 until December 1996. Prior to February 1993, he was Vice President - Controller of InterTAN, Inc., a spin-off of Tandy Corporation in 1987.

(8) Mr. Padden has been the Vice President - Law of the Company since January 1994 and has been Vice President and Secretary of TE Electronics Inc. since January 1993. From January 1991 to January 1993 he was the Deputy General Counsel - Intellectual Property for Tandy Corporation.

                                     PART II

ITEM 5.MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
     MATTERS.

MARKET FOR COMMON STOCK
   The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low sale prices for the Company's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 1996.

                                                                     Dividends
Quarter Ended:                High          Low          Close       Declared

   December 31, 1996        $47 1/4       $37 1/8       $44           $.20
   September 30,1996         47 3/8        38 1/4        40 3/8        .20
   June 30, 1996             59 1/8        44 3/4        47 3/8        .20
   March 31, 1996            48 1/4        34 1/8        46 1/4        .20
   December 31, 1995         61 1/2        36 1/2        41 1/2         20
   September 30,1995         64 3/8        50 7/8        60 3/4        .18
   June 30, 1995             53            45 5/8        51 7/8        .18
   March 31, 1995            52 3/8        44            47 3/4        .18

HOLDERS OF RECORD
   At March 18, 1997 there were 26,974 holders of record of the Company's common stock.

DIVIDENDS
   The Board of Directors periodically reviews the Company's dividend policy. The quarterly dividend rate is currently $0.20 per common share.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
TANDY CORPORATION AND SUBSIDIARIES

                                                                                                     Year
                                                                           Six Months Ended (1)      Ended
Dollars and shares in               Year Ended December 31,                   December 31,          June 30,
millions, except per     ------------------------------------------------  --------------------  -------------
share amounts and ratios) 1996         1995        1994        1993         1992        1991         1992
--------------------------------------------------------------------------------------------------------------

Operations
Net sales and
  operating revenues   $  6,285.5   $  5,839.1   $  4,943.7  $  4,102.6  $  2,161.1  $  2,031.8   $  3,649.3
                       ==========   ==========   ==========  ==========  ==========  ==========   ==========
Income(loss) before
 income taxes, dis-
 continued operations
 and cumulative
 effect of change in
 accounting principle  $   (145.6)  $    343.2   $    359.5  $    311.1  $    102.9  $    201.9   $    330.5
Provision (benefit)
 for taxes                  (54.0)       131.3        135.2       115.5        35.2        73.2        119.8
                       ----------   ----------   ----------  ----------  ----------  ----------   ----------
Income (loss) from
 continuing
 operations                 (91.6)      211.9        224.3        195.6        67.7       128.7         210.7
Loss from discontinued
 operations (2)                --          --           --       (111.8)      (63.9)       (8.1)        (26.9)
                       ----------  ----------   ----------   ----------  ----------  ----------    ----------
Income (loss) before
 cumulative effect of
 change in accounting
 principle                  (91.6)      211.9        224.3         83.8         3.8       120.6         183.8
Cumulative effect of
 change in accounting
 principle (3)                 --          --           --         13.0          --          --            --
                       ----------  ----------   ----------   ----------  ----------  ----------    ----------

Net income (loss)(4)   $    (91.6) $    211.9   $    224.3   $    96.8   $     3.8   $   120.6     $    183.8
                       ==========  ==========   ==========   ==========  ==========  ==========    ==========

Net income (loss) available per average common and common equivalent share:
Income (loss) from
 continuing
 operations            $    (1.64) $     3.12   $     2.91   $     2.50  $     0.87  $     1.61    $     2.61
Loss from
 discontinued
 operations (2)                --          --           --        (1.48)      (0.85)      (0.10)        (0.34)
                       ----------  ----------   ----------   ----------  ----------  ----------    ----------
Income (loss) before
 cumulative effect of
 change in accounting
 principle                  (1.64)       3.12         2.91         1.02        0.02        1.51          2.27
Cumulative effect of
 change in accounting
 principle (3)                 --          --           --         0.17          --          --            --
                       ----------  ----------   ----------   ----------  ----------  ----------    ----------

Net income (loss)
 available per
 average common and
 common equivalent
 share (4)              $    (1.64) $     3.12  $     2.91  $     1.19  $     0.02  $     1.51     $     2.27
                        ==========  ==========  ==========  ==========  ==========  ==========     ==========

Average common and
 common equivalent
 shares outstanding          59.8        65.9         74.9         75.5        74.9        78.1          78.8
Dividends declared per
 common share           $    0.80   $    0.74   $     0.63   $     0.60  $     0.30  $     0.30    $     0.60
Ratio of earnings to
  fixed charges (5)         N/A(6)       4.22         4.56         3.89        2.83         N/A          3.95


Note:  Footnotes for (1), (2), (3), (4) and (5)see next page.



SELECTED SUPPLEMENTAL FINANCIAL DATA(UNAUDITED)Continued
TANDY CORPORATION AND SUBSIDIARIES

                                                                                       Six Months      Year
                                                                                        Ended (1)      Ended
(Dollars and shares in                           Year Ended December 31,               December 31,   June 30
millions, except per                -------------------------------------------------  -----------  ----------
share amounts and ratios)             1996          1995         1994          1993        1992        1992
-------------------------------------------------------------------------------------------------------------

Year End Financial Position
Inventories                       $ 1,420.5    $  1,512.0   $  1,504.3     $ 1,276.3    $ 1,472.4   $ 1,391.3
Total Assets (7)                  $ 2,583.4    $  2,722.1   $  3,243.8     $ 3,219.1    $ 3,381.4   $ 3,165.2
Working capital                   $   746.3    $  1,088.3   $  1,350.1     $ 1,128.3    $ 1,478.0   $ 1,556.4
Current ratio                     1.63 to 1     2.13 to 1    2.12 to 1     2.09 to 1    2.39 to 1   2.99 to 1

Capital structure:
Current debt (8)                  $    258.0   $    189.9   $    229.1     $   388.0    $   385.7   $   231.1
Long-term debt(8)                 $    104.3   $    140.8   $    153.3     $   186.6    $   322.8   $   357.5
Total debt                        $    362.3   $    330.7   $    382.4     $   574.6    $   708.5   $   588.6
Total debt, net of cash
 and cash equivalents             $    240.8   $    187.2   $    176.8     $   361.4    $   595.9   $   482.2
Stockholders' equity (7)          $  1,264.8   $  1,601.3   $  1,850.2     $ 1,950.8    $ 1,888.3   $ 1,930.7
Total capitalization              $  1,627.1   $  1,932.0   $  2,232.6     $ 2,525.4    $ 2,596.8   $ 2,519.3
Long-term debt as a % of
 total capitalization                    6.4%         7.3%         6.9%          7.4%        12.4%       14.2%
Total debt as a % of
total capitalization                    22.3%        17.1%        17.1%         22.8%        27.3%       23.4%
Stockholders' equity per
  common share (9)                $     21.49  $     25.44  $     26.02    $    25.46   $    24.95  $    25.57

Financial Ratios
Return on average
 stockholders' equity (5)              N/A(4)        12.3%        11.8%         10.2%         3.5%       11.2%
Percent of sales:
Income (loss) before
 income taxes, discontinued
 operations & cumulative
 effect of change in
 accounting principle (4)              (2.3)%         5.9%         7.3%          7.6%         4.8%        9.0%
Income (loss) from
 continuing operations(4)              (1.5)%         3.6%         4.5%          4.8%         3.2%        5.7%

(1) The  Company  changed  its  fiscal  year end  from  June 30 to  December  31 effective with the six-month transition period ended December 31, 1992.
(2) During  1993,  the  Company   discontinued  and  disposed  of  its  computer
    manufacturing   business,   O'Sullivan  Industries  Inc.,  Memtek's  Product
    Division and the Lika printed circuit board business.
(3) The change in 1993  reflected the Company's  change in accounting for income taxes to comply with FAS 109.
(4) Excluding $230.3 million (net of taxes) in  restructuring  and other charges in 1996, net income would have been $138.7 million, net income available per common and common equivalent share would have been $2.21,  return on average stockholders' equity would have been 8.9%, income (loss) before income taxes as a  percent  of sales  would  have  been  3.5%,  and  income  (loss)  from continuing operations would have been 2.2%.
(5) Computed using income from continuing operations.
(6) Pre-tax  earnings were not  sufficient to cover fixed charges during 1996 by approximately  $145.6  million.  Excluding  $230.3 million (net of taxes) in restructuring  and other  charges,  the ratio of earnings  to fixed  charges would have been 2.57.
(7) Includes investment in discontinued operations through December 31, 1993.
(8) Includes capital leases and TESOP indebtedness.
(9) December 31, 1994,  1993 and 1992 and June 30, 1992 computed  giving effect to the Series C PERCS  conversion into  approximately  11,816,000  shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Tandy Corporation ("Tandy" or "Company") participates in a highly competitive industry that is characterized by aggressive pricing practices in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk.

    The regulatory and trade environment in which the Company operates is subject to risk and uncertainty. Unfavorable tariffs affecting electronic products imported from Asia as a result of a change in U.S. trade agreements or trade imbalances could affect the Company. In addition, as a result of the Telecommunications Act of 1996, the deregulated telecommunications market in the future is expected to present both opportunities and increased competition to the telecommunication industry's historical role of providing telecommunication equipment and service to consumers. Also see "Net Sales and Operating Revenues" for a discussion of a recent RadioShack(R) telecommunications alliance.

    In arriving at the charges related to the restructuring plan, management was required to make certain estimates, including but not limited to estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that Fry's Electronics, Inc. and its affiliates would complete the purchase of six Incredible Universe(R) stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in liquidation and closing of asset sales, among other factors, could result in the charges and reserves previously estimated to be inadequate, and future charges would be required.

    With the exception of historical information, the matters discussed herein contain forward-looking statements that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, technological advances or a lack thereof, consumer demand for products and services, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment and other risks indicated in filings by the Company with the Securities and Exchange Commission.

NET SALES AND OPERATING REVENUES
                                              Year Ended
                                             December 31,
                          ------------------------------------------------
(In millions)                  1996             1995               1994
-------------             ------------    ------------      ------------
RadioShack                $    3,237.0    $    3,219.3      $    3,022.8
Incredible Universe              908.5           742.0             381.7
Computer City                  2,064.0         1,763.9           1,184.2
                          ------------    ------------      ------------
                               6,209.5         5,725.2           4,588.7

Tandy Name Brand (closed)            -            28.1             271.5
Other Sales                       76.0            85.8              83.5
                          ------------    -------------     ------------
                          $    6,285.5    $    5,839.1      $    4,943.7
                          ============    =============     ============

    Consolidated net sales and operating revenues increased 7.6% to $6.285 billion in 1996 from $5.839 billion in 1995. The increase is primarily attributable to two factors: (1) the addition of 111 RadioShack stores (net of closures) and 14 Computer City(R) stores during 1996 and (2) the incremental addition of a full year's revenue related to stores opened during 1995 whose total 1995 revenue reflected a partial year. Tandy announced a store closure plan in December 1996 and accordingly, 1997 consolidated revenues are not expected to match levels obtained in 1996. Excluding the announced store closures, consolidated sales for 1996 would have approximated $4.882 billion. See Note 3 of "Notes to the Consolidated Financial Statements" for additional information.

    For the year ended December 31, 1996, the Company showed a 2.3% comparable store sales decline, which was the result of all divisions experiencing comparable sales declines during the year. Although the RadioShack division same store sales declined less than 1%, Incredible Universe was down 4.2% and Computer City was down 4.9%. These declines are indicative of the heightened level of competition within the industry and lower consumer demand which negatively impacted the consumer electronics industry as a whole. This lower demand was primarily attributed to higher consumer debt levels and the lack of new products with significant technological advances.

   RadioShack sales for 1996 increased less than 1% to $3.237 billion from $3.219 billion. The McDuff store closures, which are included in RadioShack sales, totaled $135.8 million in 1996. Excluding McDuff, RadioShack sales increased 2.8%. Consumer electronics, while remaining the single largest product category of RadioShack's sales mix, declined slightly to 44.8% of sales from 46.1% in 1995 and 45.4% in 1994 principally due to declines in audio and video and personal electronic sales including portable radio and cassette product, VCRs, and camcorders. Parts and accessory sales, including batteries, rose to 34.1% of RadioShack business from 32.9% in 1995. The average 1996 selling price on desktop computers and notebook computers rose 32.9% and 18.5%, respectively over the 1995 average selling price. Although computer sales have increased as a percentage of total sales, system units sold have declined. Repair income and cellular commissions experienced a slight decline in 1996 to 10.1% of sales from 10.4% in 1995, which was up from 6.6% in 1994. The 1996 decline in cellular commissions is partially attributable to the changes in the California market, which experienced increased consumer demand in 1995 due to enactment of certain laws at that time. RadioShack plans to expand its company-owned store base to 5,000 locations by the year 2000. In addition, through a new dealership program entitled "RadioShack Select", the Company plans to award up to 1,000 new dealerships over the next five years.

     On September 10, 1996, the Company, through the RadioShack division, entered into a telecommunications alliance with Sprint Communications Company, L.P., Sprint United Management Company (collectively, "Sprint"), and Sprint Spectrum L.P. ("Spectrum"). This alliance will allow consumers to purchase a full range of Sprint-branded telecommunication services and products through participating RadioShack retail stores. Under the agreement, Sprint, Spectrum and RadioShack will create and advertise a "store-within-a-store" concept. Customers will have access, where available, to a full service communications information center that will offer Spectrum personal communications services ("PCS"), Sprint long distance, local and wireless phone service, Internet access and paging, as well as Spree(SM) pre-paid phone cards and phone equipment.
RadioShack will also be the exclusive retailer of Sprint(R) branded "residential" telephones. Sprint-branded PCS products and services were available in 240 stores at the end of 1996. Sprint telecommunication services are expected to be available in approximately 4,000 stores by late 1997.

RADIOSHACK SALES TO CUSTOMERS
                             Percent of Total Sales
                                   Year Ended
                                  December 31,
Class of Products                   1996              1995            1994
----------------------------------------------  ---------------  --------------
Consumer electronics                44.8%            46.1%           45.4%
Electronic parts, accessories
 and specialty equipment            34.1             32.9            36.0
Personal computers, peripherals,
 software and accessories           11.0             10.6            12.0
Repair services, cellular
 commissions and other              10.1             10.4             6.6
                                 -------------  ---------------  --------------
                                   100.0%           100.0%          100.0%
                                 =============  ===============  ==============

   Computer City sales in 1996 increased 17.0% to $2.064 billion from $1.764 billion in 1995. Revenues for 1995 increased 49% over 1994 revenues of $1.184 billion. These increases are the result of the chain's growth from 40 stores as of January 1, 1994 to a total of 113 stores as of December 31, 1996. Although the Company announced the closing of 21 Computer City stores in December 1996, revenues in this division are not expected to change significantly, due in part to stores opened in 1996 that were only opened a partial year, incremental revenue from the anticipated addition of approximately five new stores as well as Computer City`s increased focus on a more experienced target customer group. The 21 closing Computer City stores generated revenues of $359.1 million in 1996. See discussion under Provision for Business Restructuring for certain actions management is taking to improve sales and operating results for this division.

   Incredible Universe sales increased 22.4% to $908.5 million from $742.0 million in 1995. Revenues for 1995 increased 94.4% over 1994 revenues of $381.7 million. These increases are the result of the chain's growth from three stores as of January 1, 1994 to a total of 17 stores as of December 31, 1996. Revenues for 1997 will be materially reduced from 1996 levels due to the closure of this division in 1997. Revenues will be eliminated entirely after 1997 (see Note 3 of the "Notes to Consolidated Financial Statements").

    For the year ended December 31, 1995, the Company's consolidated sales and operating revenues increased 18.1% to $5.839 billion from $4.944 billion in 1994. The increase in sales is primarily attributable to the addition of 160
RadioShack stores (net of closures), eight Incredible Universe stores and 30 Computer City stores during 1995. Due to the closure of 233 Tandy Name Brand Retail Group ("Tandy Name Brand") stores during the first quarter of 1995, sales for that division decreased from $271.5 million in 1994 to $28.1 million in 1995. This division is now closed and sales of the remaining Tandy Name Brand stores are included in the RadioShack total for each period presented in the "Net Sales and Operating Revenues" table. See Note 3 of the "Notes to Consolidated Financial Statements" for more information.

RETAIL OUTLETS
                                  Average
                                   Store
                                    Size      Dec. 31,    Dec. 31,   Dec. 31,
                                 (Sq. Ft.)     1996         1995       1994
--------------------------------------------------------------------------------
RadioShack
 Company Owned                     2,450       4,942 (1)    4,831      4,598
 Dealer/Franchise                  N/A         1,927        2,005      2,005
                                 --------   --------     --------   --------
                                               6,869        6,836      6,603

Computer City                     21,150         113 (2)       99         69

Incredible Universe              184,000          17 (3)       17          9

Tandy Name Brand Retail Group
 McDuff Supercenters                              --           --         71
 McDuff/VideoConcepts Mall Stores                 --           --        219
 The Edge in Electronics                          --           --         16
                                            --------     --------    -------

                                               6,999        6,952      6,987
                                            ========     ========    =======

(1) Includes 53 McDuff stores that are part of the store closure plan announced in December 1996.
(2 ) Includes 21 stores that are part of the store closure plan announced in
     December 1996.
(3)  Incredible Universe division will cease operations in 1997.

GROSS PROFIT
    Gross profit as a percentage of sales declined from 35.5% in 1995 to 32.2% in 1996. The Company's gross profit margin for 1996 was adversely affected by approximately $91.4 million of lower of cost or market inventory writedowns and related costs primarily associated with the restructuring announced in December 1996. Excluding these charges, the gross profit margin would have been 33.6% for 1996. The decrease in gross profit margin from 35.5% to 33.6% (as adjusted) reflects the continued effect of Tandy's lower gross margin retail formats. During calendar year 1996, Computer City and Incredible Universe represented 47.3% of net sales and operating revenues as compared to 42.9% of the 1995 net sales and operating revenues. Continuing Computer City stores would have approximated 34.9% of 1996 sales after giving effect to the 1996 store closure plan. Accordingly, management anticipates that Tandy's consolidated gross profit percentage will increase slightly for the year ended December 31, 1997, due primarily to the 1997 closure of the Incredible Universe division, which historically operated at lower gross margins than consolidated Tandy Corporation. Furthermore, gross profit margin for calendar year 1996, excluding stores in the closure plan and the 1996 fourth quarter lower of cost or market inventory impairment, would have approximated 38.8%. See Provision for Business Restructuring below.

    During 1996, RadioShack's gross margin was up slightly when compared to 1995 due to the relative stability of product mix as a percentage of overall sales from 1995 to 1996. No significant change is expected in RadioShack's gross margin for 1997. Excluding lower of cost or market writedowns associated with store closures, Computer City's gross margin decreased slightly in 1996 due to competitive forces which continue to exist in the computer retail industry and the lack of introduction in 1996 of new products with significant technological advances. Incredible Universe's gross margin percentage decreased 2.2 percentage points from 1995 due to an increase in the relative percentage of lower margin computer sales and price competition in the consumer electronics industry.

    Gross profit as a percentage of sales declined from 39.0% in 1994 to 35.5% in 1995. This decrease reflected the continued expansion of Tandy's lower gross margin retail formats. During calendar year 1995, Computer City and Incredible Universe represented 42.9% of net sales and operating revenues compared to 31.7% of the 1994 total. During 1995, RadioShack's gross margin decreased when compared to 1994 due to the rapid growth of cellular phone and digital satellite system sales. Computer City's gross margin remained relatively flat in 1995 when compared to 1994. Competitive forces continued to be a major factor in keeping margins flat in 1995. Incredible Universe's gross margins decreased slightly in 1995 compared to 1994 reflecting the fact that personal computers and related equipment, which inherently have lower margins, contributed a larger portion to the overall sales mix in 1995 versus 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses ("SG&A") as a percentage of sales and operating revenues for the year ended December 31, 1996 declined from the years ended December 31, 1995 and 1994. The accompanying table summarizes the breakdown of various components of SG&A and their related percentage of sales and operating revenues. The lower SG&A percentage reflects the lower costs, relative to net sales and operating revenues, of Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation. Accordingly, management anticipates that Tandy's SG&A as a percentage of sales and operating revenues will increase slightly for the year ended December 31, 1997, as Computer City and Incredible Universe begin to decrease in their combined proportion of overall Tandy Corporation business. Excluding those stores in the 1996 store closure plan, SG&A as a percentage of sales would have approximated 29.7% versus 28.0% for the year ended December 31, 1996. See Provision for Business Restructuring below.

   Payroll and commissions expense increased slightly in 1996 as a percentage of net sales and operating revenues to 12.1% from 12.0% in 1995, down from 12.7% in 1994. The 1996 and 1995 decrease as a percentage of sales from 1994 is due to the increase in combined Computer City and Incredible Universe sales as a percentage of net sales and operating revenues from 31.7% in 1994 to 42.9% in 1995 and to 47.3% in 1996. These divisions have an inherently lower salary structure when compared to the total company. As of December 31, 1996, the Company had approximately 48,400 employees. The preceding number includes approximately 8,500 temporary retail employees who were hired for the Christmas selling season. See Provision for Business Restructuring below for anticipated work force reductions related to the Company's restructuring programs.

   Advertising costs for 1996 have decreased as a percentage of sales due to nonrecurring 1995 promotional expenses relating to the grand opening of 30 Computer City stores and eight Incredible Universe stores during 1995. Additionally, RadioShack's 1996 advertising expense as a percentage of sales remained consistent with 1995.

   Rent expense increased slightly as a percentage of sales to 3.8% in 1996 from 3.7% in 1995, down from 4.3% in 1994. The decrease from 1994 to 1996 as a percentage of sales directly relates to the closing of 233 Tandy Name Brand stores in the first quarter of 1995 and the increase in the number of Computer City and Incredible Universe stores, which have lower rent expense as a percentage of sales than the Company as a whole.

     The expenses of the credit operations have significantly declined as a result of the sale of the private label credit card portfolios which was completed by March 31, 1995. The sale of the credit card portfolio balance in 1994 has significantly reduced the bad debt provision during 1995 as compared to prior years. In addition, servicing costs associated with the portfolio have also been eliminated with the sale. These factors were the primary contributors to the decrease in the expenses of the credit operations from 1994 to 1995. Offsetting these reductions is decreased interest income (see discussion below) resulting from the credit card portfolio sale. Commencing in 1995, the Company receives fees from an unrelated third party financier of its private label credit card portfolio balance for the generation of normal interest-bearing accounts, and pays a fee for the generation of special purpose promotional accounts, such as "zero interest for twelve months." These fees are classified as credit card fees in the accompanying SG&A table and are the primary reason for the increase in this category in 1995 versus 1994. Credit card fees expense also includes fees associated with third party bank credit cards.

Other SG&A expenses, which include repair, maintenance, travel, and other miscellaneous expenses, have in total remained relatively consistent between 3.1% - 3.0% of sales during 1996, 1995, and 1994.

SUMMARY OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                               Year Ended
                                              December 31,
                           ----------------------------------------------------
                                1996               1995             1994
                                     % of               % of              % of
                                   Sales &             Sales &          Sales &
(In millions)            Dollars  Revenues   Dollars  Revenues Dollars  Revenues
--------------------------------------------------------------------------------
Payroll and commissions $  758.2    12.1%   $  698.9    12.0% $  627.3    12.7%
Advertising                254.6     4.1       257.3     4.4     224.2     4.5
Rent                       239.8     3.8       217.6     3.7     212.4     4.3
Other taxes                107.9     1.7        96.7     1.7      89.5     1.8
Utilities and telephone     77.0     1.2        71.3     1.2      67.4     1.4
Insurance                   53.3     0.8        48.3     0.8      51.1     1.0
Stock purchase
 and savings plans          18.5     0.3        19.7     0.3      21.0     0.4
Credit card operations        --      --         6.3     0.1      56.8     1.1
Credit card fees            57.2     0.9        52.7     0.9      28.5     0.6
Other                      194.6     3.1       177.7     3.0     154.5     3.1
                         ------- -------    -------- -------  -------- -------

                        $1,761.1    28.0%   $1,646.5    28.2% $1,532.7    31.0%
                        ======== =======    ======== =======  ======== =======


NET INTEREST INCOME (EXPENSE)
                                   Year Ended
                                  December 31,
(In millions)                        1996             1995           1994
-------------                    -----------      -----------    -----------
Interest income:
 Credit card operations             $     --         $   18.5       $   46.9
InterTAN notes receivable,
 including accretion of discount         6.7              8.3            8.3
AST note receivable,
 including accretion of discount         2.6              4.9            5.7
IRS settlements                          0.3              6.2            9.6
Other interest income                    3.4              4.4            8.1
                                    --------         --------       --------
 Total interest income                  13.0             42.3           78.6

Interest expense                       (36.4)           (33.7)         (30.0)
                                    --------         --------       --------

Net interest income (expense)       $  (23.4)        $    8.6       $   48.6
                                    ========         ========       ========

   Net interest expense was $23.4 million for 1996 versus net interest income of $8.6 million and $48.6 million for 1995 and 1994, respectively. The reversal to a net interest expense position in 1996 is primarily attributable to the sale of the Company's private label credit card portfolios in the fourth quarter of 1994 and the first quarter of 1995.

   Interest income from the credit card operations decreased in 1995 and 1996 due to the sale of the Company's credit card portfolios. As a result of the sale of the Computer City and Incredible Universe credit card portfolios in 1994 and the RadioShack and McDuff credit card portfolios in 1995, the Company will no longer earn interest income from these portfolios. Interest income for 1995 includes the amount of interest received prior to the sale of the RadioShack and McDuff portfolios. Interest income relating to the InterTAN, Inc. ("InterTAN") notes will continue in 1997 but at a reduced level as principal payments are received. In addition, the AST Research, Inc. ("AST") note was repaid in 1996 and, accordingly, the Company will no longer receive interest income from this source. Other interest income relates primarily to cash equivalents of the Company and was higher in 1994 than in 1995 and 1996 due to increased cash equivalents resulting from proceeds received from the 1993 divestiture of discontinued manufacturing and marketing operations. The Company has entered into contracts with Fry's Electronics, Inc. of Palo Alto, California for the sale of the assets of six Incredible Universe stores and contracts with certain affiliates for the sale of the real estate of those stores. Upon successful completion of the anticipated closings, the Company will hold multiple notes receivable approximating $100 million with varying maturities ranging from one to five years and varying interest rates ranging from 5.91% to 6.7%. Interest income of approximately $3.3 million relating to these notes is anticipated to be recognized in 1997, contingent upon the transactions closing. Based on the above, interest income is expected to decline slightly in 1997.

   Interest expense has grown since 1994 as a result of the Company's increased usage of short-term borrowing facilities including seasonal bank credit lines and commercial paper facilities, as excess funds from the 1993 manufacturing and marketing operations divestiture and 1994/1995 sale of credit operations have been fully utilized. The use of these facilities was significantly higher during the years ended December 31, 1996, and 1995, as the Company retired long-term debt, funded store expansion and executed a share repurchase program. Net interest expense is expected to increase in 1997 as the Company continues to fund a portion of its share repurchase program through existing borrowing facilities.

PROVISION FOR BUSINESS RESTRUCTURING
   Tandy has initiated certain restructuring programs affecting its retail operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. Management anticipates these changes will strengthen its business by reducing costs.

   1994 Restructuring: In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. At March 31, 1995, all 233 stores had been closed or converted. The remaining stores became part of the Tandy Specialty Retail Group of RadioShack. A pre-tax charge of $89.1 million was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in a table in Note 3 of the "Notes to Consolidated Financial Statements".

   1996 Restructurings: The Company recorded a pre-tax charge of $25.5 million during the second quarter of 1996 related to an Incredible Universe restructuring program announced on May 21, 1996. The charge related primarily to future lease obligations, disposition of fixed assets, and certain termination costs associated with employees. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in a table in Note 3 of the "Notes to Consolidated Financial Statements". This program included an overhead reduction plan, the closing of two stores and costs associated with the cancellation of certain real estate sites held for new store development. A streamlining of the division's overhead costs included the elimination of approximately 20 nonselling positions per store, reorganization of some central unit functions, and a significant change in advertising strategy. The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina were closed in the second quarter of 1996 due to inadequate sales volumes.

   The Company also recorded a pre-tax restructuring charge of $136.6 million in the fourth quarter of 1996 related to additional restructuring programs. These programs include the closure of the remaining 53 McDuff stores, exiting the Incredible Universe business (consisting of 17 stores), and closure of 21 Computer City stores. Computer City will strive to reposition its focus on target customers who are the experienced users, small office/home office group, and corporate accounts. Along with the target customer group focus, Computer City will work toward a more productive, higher margin mix of business in areas such as services, software and peripherals. The Company will continue to closely monitor the operating results of this division. Management believes that its current restructuring strategy will improve this division's operations; however, there can be no assurance that it will be successful.

   The fourth quarter 1996 restructuring charges related primarily to lease obligations, real estate costs, employee termination expenses, and contract cancellation costs. The components of the restructuring charge and an analysis of the reserve are outlined in a table in Note 3 of the "Notes to Consolidated Financial Statements". Implementation of the restructuring programs will result in the elimination of approximately 3,500 employee positions. Management expects the restructuring plan and cash expenditures relating to the programs to be completed by December 31, 1997 in all material respects. Cash expenditures are anticipated to be funded through cash flow from operations and existing borrowing facilities. The cumulative 1996 restructuring and store closure programs resulted in significant impairments related to long-lived assets totaling $112.8 million (see discussion below) and lower of cost or market impairments totaling $91.4 million recognized within cost of sales (see Gross Profit discussion above).

IMPAIRMENT OF ASSETS
   In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which was effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

   Upon adoption of FAS 121 in the first quarter of 1996, the Company recognized an initial non-cash impairment loss of approximately $26.0 million to conform with this statement, primarily as a result of grouping assets at their lowest level of cash flows to determine impairment as required by this statement. Fair value was principally determined based upon estimated future discounted cash flows (before interest) related to each group of assets. The Company also recorded a non-cash impairment of $8.0 million in the restructuring charge in May 1996.

   The Company recognized an additional non-cash impairment charge of $86.8 million in the fourth quarter of 1996 primarily related to the disposal of certain long-lived assets pursuant to its restructuring plan (see Note 3 of the "Notes to Consolidated Financial Statements"). These assets principally relate to the Incredible Universe, Computer City and remaining McDuff stores that are part of the store closure plan and certain foreign real estate. Fair value was principally determined by quoted market prices. Management expects the plan of disposal to be accomplished in all material respects by approximately December 31, 1997. The net book value of the long-lived assets to be disposed of at December 31, 1996 approximated $68.2 million. See Note 3 of the "Notes to Consolidated Financial Statements" for the 1996 operating results of the stores included in the store closure plan.

UNREALIZED LOSS ON AST SECURITIES
   On July 12, 1996, the Company received $60.0 million in cash and $30.0 million in AST common stock as final payment of a $90.0 million note payable from AST to the Company. The 4,498,594 shares of AST common stock Tandy received represented approximately 7.8% of the outstanding common stock of AST at the time of receipt. The Company's cost basis approximated $6.67 per share.

   On January 30, 1997, Samsung Electronics Co., Ltd. ("Samsung") proposed to purchase the remaining outstanding shares of AST common stock it does not own (Samsung owned approximately 46% as of December 31, 1996) for cash consideration of $5.10 per share. As a result, the Company considers the decline from its original cost basis of $6.67 per share and Samsung's offer price of $5.10 per share to be "other than temporary" and, accordingly, has assigned a new cost basis to the stock of $5.10 per share. The recognition of this reduction in cost basis was recorded as an unrealized loss of approximately $7.0 million which is reflected as an increase to selling, general and administrative expense in the accompanying 1996 Consolidated Statements of Income. Upon consummation of Samsung's proposal at the offer price of $5.10 per share, the "unrealized loss" would effectively become "realized".

   Consummation of Samsung's proposed acquisition of AST is subject to several conditions, including approval of the transaction by the independent directors, negotiation and execution of a mutually satisfactory merger agreement, and receipt of all required United States and Korean governmental approvals.

GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE CONTRACTS
     In December 1994, the Company entered into an agreement with SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, Tandy received cash of $85.8 million and received a deferred payment of $179.8 million. The Company recognized a gain of $35.7 million in the accompanying 1994 Consolidated Statements of Income. The total principal amount of $179.8 million was paid in full during 1995.

   On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342.8 million in cash and a deferred payment amount of $49.4 million which has been paid in full.

   Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7.7 million, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75.0 million. As a result, the Company recognized a gain of $55.7 million associated with this transaction in its accompanying 1994 Consolidated Statements of Income. The Company continues to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party pays the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

PROVISION FOR INCOME TAXES
   The effective tax benefit rate that resulted from the Company's net loss position was 37.1% for the year ended December 31, 1996, and the effective provision rate was 38.3% for the year ended December 31, 1995, and 37.6% for the year ended December 31, 1994. The effective tax rate for 1996 changed from 1995 due primarily to foreign income taxes which were incurred on foreign income in 1996 despite the overall loss incurred by the Company.

   The IRS Dallas office had previously referred certain issues in the Company's 1987 tax return to the IRS National Office. The issues involved the private letter rulings issued by the IRS in connection with the spin-off of InterTAN and certain other tax matters. On June 20, 1996, the IRS notified the Company that it would no longer challenge the private letter ruling issued in connection with the InterTAN spin-off. In December of 1996, the IRS Dallas Appeals Office notified the Company that it is no longer pursuing the remaining matters associated with the separation of InterTAN from the Company.

TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT
     On February 2, 1994, O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy Corporation, completed an initial public offering. Tandy has recognized income of approximately $0.2 million, $1.3 million and $4.4 million, net of tax, during the years ended December 31, 1996, 1995 and 1994, respectively, pursuant to a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") between Tandy and O'Sullivan. Under the Agreement, Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. These payments will be made over a 15-year time period and are contingent upon O'Sullivan's taxable income each year. The Company is recognizing these payments as additional sale proceeds and gain in the year in which the payments become due and payable to the Company pursuant to the Agreement. The additional gain is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

CASH FLOW AND LIQUIDITY
                                   Year Ended
                                  December 31,
                              ------------------------------------------------
(In millions)                      1996              1995              1994
-------------                 --------------    --------------    ------------
Operating activities           $    307.5        $     673.0        $    268.9
Investing activities               (112.9)            (180.3)            236.6
Financing activities               (216.6)            (554.8)           (513.1)

   Tandy's cash flow and liquidity, in management's opinion, remains strong. During the year ended December 31, 1996, cash provided by operations was $307.5 million as compared to $673.0 million for the year ended December 31, 1995 and $268.9 million for the year ended December 31, 1994.

   The increased cash flow from operations for 1995 as compared to both 1996 and 1994 was the result of nonrecurring cash flows generated in 1995 primarily related to the cash received from the sale of the credit card portfolios, which approximated $342.8 million, and collection of the deferred payment amount from SPS of $179.8 million.

   Inventory for RadioShack and related support operations decreased approximately $30.0 million in 1996, while during the same period, Computer City and Incredible Universe inventories (prior to restructuring reserves) increased approximately $30.1 million. These year-to-year inventory fluctuations offset one another, resulting in no material net cash effect for the year. It is not anticipated that additional stores in 1997 will materially impact inventory levels. Other working capital components generated $49.2 million of positive cash flow to operations in 1996. In 1995, inventory required less cash than in 1994 due to the liquidation of the closing Tandy Name Brand stores and a net reduction in Computer City inventory which was partially offset by increases in inventory to support Incredible Universe and RadioShack store expansion. Current liability reductions in 1995 surpassed comparable 1994 amounts by $376.2 million.

   Investing activities involved capital expenditures primarily for retail expansion, upgrading information systems and headquarter building renovations totaling $174.8 million for the year ended December 31, 1996, $226.5 million for the year ended December 31, 1995, and $180.5 million for the year ended December 31, 1994. Proceeds from the sale of property, plant and equipment in 1995 and 1994 resulted primarily from sale-leaseback transactions which netted the Company $37.6 million and $52.7 million, respectively, in cash. The cash portion of payments on the note receivable from AST amounted to $6.7 million in 1995 and $60.0 million in 1996. Proceeds received from the sale of divested manufacturing and marketing operations totaled $359.0 million during the year ended December 31, 1994. Tandy's 1997 capital expenditures are expected to approximate $125.0 - $135.0 million which consist primarily of future store expansions and refurbishments, as well as other capital expenditures such as updated information systems. These expenditures will be funded primarily from cash flow from operations.

   Purchases of treasury stock required cash of $232.9 million, $502.2 million, and $275.4 million in 1996, 1995 and 1994, respectively. Sales of treasury stock to the Tandy Stock Plan generated cash of $39.4 million, $44.6 million and $41.6 million in 1996, 1995 and 1994, respectively. Dividends paid, net of tax, in 1996, 1995 and 1994 amounted to $52.5 million, $63.0 million and $74.5 million, respectively. As a result of the Company calling for the redemption of its $2.14 Depositary Shares of the Company's Series C Preferred Equity Redemption Convertible Stock ("PERCS") in March 1995, the Company eliminated its annual dividend payment to the PERCS shareholders of approximately $32.0 million. The Company plans to fund common and Series B (Tandy Employees Stock Ownership Plan, "TESOP") preferred stock dividends with available cash and cash flow from operations.

    At December 31, 1996, the Company increased short-term borrowings by $40.9 million. Short-term debt reductions of $1.8 million and $110.4 million were made in 1995 and 1994, respectively. Reductions in short-term borrowings for 1994 were funded primarily by proceeds from the sale of divested operations and cash provided by operations. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper, which have maturities of less than 90 days.

    Repayments of long-term borrowings during 1996 primarily consist of $12.9 million of medium-term notes and $10.4 million of TESOP debt and $3.6 million in capital lease reductions.

    Following are the current credit ratings for Tandy, which are generally considered investment grade:

                                           Standard           Duff &
Category                     Moody's      and Poor's          Phelps
--------                     -------      ----------          ------
Medium-Term Notes             Baa2           A-                 A-
ESOP Senior Notes             Baa2           A-                 N/A
Commercial Paper              P-2            A-2                D-1-

CAPITAL STRUCTURE AND FINANCIAL CONDITION
   The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1996 are detailed in Note 12 of the "Notes to Consolidated Financial Statements".

   On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 5 million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares of which 4,582,200 shares had been purchased as of December 31, 1996. These purchases are in addition to the 12.5 million share repurchase program which began in August 1994 and concluded in December 1995 as well as the shares required for employee plans which are purchased throughout the year. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

   The revolving credit backup facilities to Tandy's commercial paper program were renewed during the second quarter of 1996. This agreement is composed of two facilities -- one for $200.0 million expiring June 1997 and another $300.0 million facility expiring in June 2001. Annual commitment fees for the facilities are 0.07% per annum and 0.10% per annum, respectively, whether used or unused.

   Tandy's medium-term notes outstanding under a 1991 shelf registration at December 31, 1996 totaled $54.5 million compared to $67.1 million at December 31, 1995.

   The total debt-to-capitalization ratio was 22.3% at December 31, 1996 and 17.1% at both December 31, 1995 and 1994. This debt-to-capitalization ratio could increase as Tandy continues to repurchase shares under the existing authorization and fund capital expenditures.

   Tandy anticipates receiving a net positive cash effect from the restructuring activities. Primary positive contributors to this cash effect are the liquidation of closed store inventory and other related assets and the tax benefit created by the restructuring and FAS 121 charges. Primary cash expenditures related to the charge are expected to aggregate approximately $138.0 million and primarily relate to lease buyout payments and real estate disposal expenses. The Company expects to receive a major portion of this positive cash effect prior to December 31, 1997 (see Note 3 of the "Notes to Consolidated Financial Statements").

   The Company announced on March 3, 1997 that the Board of Directors had authorized the filing of a $300.0 million Debt Registration Statement with the Securities and Exchange Commission. Funding under the Registration Statement will take the form of senior unsecured notes and medium-term notes and will be used to refinance existing short-term indebtedness and for general corporate purposes. The filing and funding of this debt registration is subject to future market conditions and unforeseen events.

   Management believes that the Company's present borrowing capacity is greater than the established credit lines and long-term debt in place. Management also believes that the Company's cash flow from operations, cash and cash equivalents and its available borrowing facilities are more than adequate to fund planned store expansion, to meet debt service and dividend requirements and to fund its share repurchase program. If filed and funded, the issuance of longer term debt under the new shelf registration should improve the Company's balance between short-term and long-term debt.

INFLATION
   Inflation has not significantly impacted the Company over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future unless global situations substantially affect the world economy.

INTERTAN UPDATE
   Summarized in the tables below are the notes and other receivables due from InterTAN at December 31, 1996 and 1995 as well as the income components generated from operations relative to InterTAN for each of the three years ended December 31, 1996, 1995 and 1994. The estimated fair market value of the note receivable approximates $28.4 million at December 31, 1996. The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.


                                  Balance at December 31,
                                 --------------------------
(In millions)                      1996              1995
-------------                    --------          --------
Gross amount of notes            $   27.8          $   44.9
Discount                             (8.3)            (12.2)
                                 --------          --------
Net amount of notes              $   19.5          $   32.7
                                 ========          ========

Current portion of notes         $    4.9          $   14.6
Non-current portion of notes         14.6              18.1
Other current receivables             4.6               6.7
                                 --------          --------
                                 $   24.1          $   39.4
                                 ========          ========



                             Year Ended December 31,
                                -----------------------------------------
(In millions)                      1996           1995             1994
-------------                   --------        --------         --------

Sales and commission income     $    8.5        $   10.9         $   19.8
Interest income                      2.9             4.1              4.4
Accretion of discount                3.8             4.2              3.9
Royalty income                       2.0             0.8               --
                                --------        --------         --------
Total income                    $   17.2        $   20.0         $   28.1
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

   In August 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached an agreement with InterTAN's banking syndicate to buy approximately $42.0 million of InterTAN's debt at a negotiated, discounted price. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10.0 million in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% was due semiannually beginning February 25, 1994 and the note was paid in full in 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. The fair market value of these warrants was approximately $1.0 million at December 31, 1996. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1996, InterTAN's common stock price was $4.88 per share. At February 19, 1997, InterTAN's common stock price was $4.25 per share.

  Subject to certain conditions described below, all of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K. The Company was also granted a mortgage by InterTAN on certain real property in Australia in 1996.

   A merchandise agreement was reached with InterTAN in October 1993, as subsequently amended, which requires a percentage of future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements, as amended, provide a royalty payable to Tandy, which began in the September 1995 quarter. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $23.2 million at December 31, 1996.

   InterTAN increased its bank revolving credit facility with its new banking syndicate to Canadian $60.0 million (U.S. $43.8 million equivalent at December 31, 1996) in 1994. At December 31, 1996, InterTAN had borrowed $2.6 million under this facility. In the event of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60.0 million. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

   A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis.

   Through February 1997, InterTAN has met all of its payment obligations to Tandy. Reported income before taxes for the six months ended December 31, 1996 approximated $10.0 million compared to $13.2 million for the six months ended December 31, 1995. Nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Index to Consolidated Financial Statements is found on page 28. The Company's Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1997 Annual Meeting.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  Documents filed as part of this report.
        1. Financial Statements

   The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 28. The index and statements are incorporated herein by reference.

        3. Exhibits required by Item 601 of Regulation S-K

   A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 55, which immediately precedes such exhibits.

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

   (b) Reports on Form 8-K.

        1) On December 30, 1996, the Company announced its plan to exit the Incredible Universe and its agreements to sell multiple Incredible Universe locations. The Form 8-K was filed on January 14, 1997.

        2) On January 15, 1997 Jesse L. Upchurch resigned as a director of Tandy Corporation. The Form 8-K was filed on January 22, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TANDY CORPORATION


March 27, 1997                                 /s/John V. Roach
                                               ---------------------------
                                  John V. Roach
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 27th day of March, 1997.

Signature                   Title

/s/John V. Roach            Chairman of the Board, Director and
------------------------
John V. Roach               Chief Executive Officer (Chief Executive Officer)

/s/Dwain H. Hughes          Senior Vice President and Chief Financial Officer
------------------------
Dwain H. Hughes             (Principal Financial Officer)

/s/Richard L. Ramsey        Vice President and Controller
------------------------
Richard L. Ramsey           (Principal Accounting Officer)

/s/James I. Cash, Jr.       Director        /s/Thomas G. Plaskett      Director
------------------------                    -----------------------
James I. Cash, Jr.                          Thomas G. Plaskett

/s/Lewis F. Kornfeld, Jr.   Director        /s/William E. Tucker       Director
------------------------                    -----------------------
Lewis F. Kornfeld, Jr.                      William E. Tucker

/s/Jack L. Messman          Director        /s/    Alfred J. Stein     Director
------------------------                    -----------------------
Jack L. Messman                             Alfred J. Stein

/s/William G. Morton        Director        /s/    John A. Wilson      Director
------------------------                    -----------------------
William G. Morton                           John A. Wilson

/s/Leonard H. Roberts       Director
------------------------
Leonard H. Roberts

                           TANDY CORPORATION

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Accountants...............................             29
Consolidated Statements of Income for each of the three
  years ended December 31, 1996.................................             30
Consolidated Balance Sheets at December 31, 1996
  and December 31, 1995.........................................             31
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1996.................................             32
Consolidated Statements of Stockholders' Equity for
  the three years ended December 31, 1996.......................          33-34
Notes to Consolidated Financial Statements......................          35-54

   All schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

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

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandy Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 28 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
-----------------------------
PRICE WATERHOUSE LLP


Fort Worth, Texas
February 19, 1997 except for Note 11
  as to which the date is March 3, 1997


CONSOLIDATED STATEMENTS OF INCOME
Tandy Corporation and Subsidiaries


                                                                   Year Ended
                                                                  December 31,
                                      -----------------------------------------------------------------
                                                1996                  1995                1994
                                                      % of                 % of                  % of
(In millions, except per share amounts)   Dollars   Revenues    Dollars  Revenues    Dollars   Revenues
-------------------------------------------------------------------------------------------------------

Net sales and operating revenues       $  6,285.5    100.0%  $  5,839.1    100.0% $  4,943.7     100.0%
Cost of products sold                     4,263.1     67.8      3,764.9     64.5     3,017.6      61.0
                                       ----------            ----------           ----------
Gross profit                              2,022.4     32.2      2,074.2     35.5     1,926.1      39.0
                                       ----------            ----------           ----------

Expenses/(income):
  Selling, general and administrative     1,761.1     28.0      1,646.5     28.2     1,532.7      31.0
  Depreciation and amortization             108.6      1.7         92.0      1.6        84.8       1.7
  Interest income                           (13.0)    (0.2)       (42.3)    (0.7)      (78.6)     (1.6)
  Interest expense                           36.4      0.6         33.7      0.6        30.0       0.6
  Provision for restructuring costs         162.1      2.6          1.1       --        89.1       1.8
  Impairment of long-lived assets           112.8      1.8           --       --          --        --
  Gain from sale of credit accounts
    and extended service contracts             --       --           --       --       (91.4)     (1.8)
                                       ----------            ----------           ----------
                                          2,168.0     34.5      1,731.0     29.6     1,566.6      31.7
                                       ----------            ----------           ----------

Income  (loss) before income taxes         (145.6)    (2.3)       343.2      5.9       359.5       7.3
Provision (benefit) for income taxes        (54.0)    (0.9)       131.3      2.2       135.2       2.7
                                       ----------            ----------           ----------
Net Income (loss)                           (91.6)    (1.5)       211.9      3.6       224.3       4.5

Preferred dividends                           6.3      0.1          6.5      0.1         6.7       0.1
                                       ----------            ----------           ----------

Net income (loss)available to common
 shareholders                          $    (97.9)    (1.6)% $    205.4      3.5% $    217.6       4.4%
                                       ==========            ==========           ==========

Net income (loss) available per average
 common and common equivalent share    $    (1.64)           $     3.12           $     2.91
                                       ==========            ==========           ==========

Average common and common
    equivalent shares outstanding            59.8                  65.9                 74.9
                                       ==========            ==========           ==========

Dividends declared per common share    $     0.80            $     0.74           $     0.63
                                       ==========            ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
Tandy Corporation and Subsidiaries
                                                                          December 31,
(In millions)                                                       1996              1995
------------------------------------------------------------------------------    -----------

Assets
Current assets:
  Cash and cash equivalents                                        $    121.5     $    143.5
  Accounts and notes receivable, less
    allowance for doubtful accounts                                     227.2          320.6
  Inventories, at lower of cost or market                             1,420.5        1,512.0
  Other current assets                                                  170.6           72.2
                                                                   ----------     ----------
    Total current assets                                              1,939.8        2,048.3
                                                                   ----------     ----------
Property, plant and equipment, at cost,
  less accumulated depreciation                                         545.6          577.7

Other assets, net of accumulated amortization                            98.0           96.1
                                                                   ----------     ----------
                                                                   $  2,583.4     $  2,722.1
                                                                   ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities
  of long-term debt                                                $    245.3     $    179.1
 Current portion of capital lease obligations                             0.4            0.4
 Current portion of TESOP guarantee                                      12.3           10.4
 Accounts payable                                                       404.9          365.1
 Accrued expenses                                                       425.3          322.0
 Income taxes payable                                                   105.3           83.0
                                                                   ----------     ----------
    Total current liabilities                                         1,193.5          960.0
                                                                   ----------     ----------

Long-term debt, excluding current maturities                             35.1           63.7
Capital lease obligations                                                29.3           28.4
Guarantee of TESOP indebtedness                                          39.9           48.7
Other non-current liabilities                                            20.8           20.0
                                                                   ----------     ----------
    Total other liabilities                                             125.1          160.8
                                                                   ----------     ----------

Stockholders' Equity
 Preferred  stock, no par value,  1,000,000  shares  authorized  Series A junior participating, 100,000 shares
   authorized and none issued                                              --             --
  Series B convertible (TESOP), 100,000 shares authorized
   and issued, 83,785 shares outstanding                                100.0          100.0
  Common stock, $1 par value, 250,000,000 shares authorized
    with 85,645,000 shares issued                                        85.6           85.6
  Additional paid-in capital                                            105.3          102.8
  Retained earnings                                                   2,188.9        2,332.1
  Foreign currency translation effects                                   (1.0)          (1.1)
  Common stock in treasury, at cost, 28,417,000
   and 23,918,000 shares, respectively                               (1,164.5)        (963.3)
  Unearned deferred compensation related to TESOP                       (46.9)         (54.8)
  Unrealized loss on securities available for sale                       (2.6)            --
                                                                   ----------     ----------
    Total stockholders' equity                                        1,264.8        1,601.3
Commitments and contingent liabilities
                                                                   ----------     ----------
                                                                   $  2,583.4     $  2,722.1
                                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Tandy Corporation and Subsidiaries

                                                                        Year Ended
                                                                        December 31,
(In millions)                                              1996            1995             1994
 -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                        $  (91.6)       $  211.9       $  224.3
Adjustments  to reconcile  net income  (loss) to net cash  provided by operating activities:
  Impairment of long-lived assets                           112.8              --             --
  Provision for restructuring cost and other charges        253.5             1.1           89.1
  Gain on sale of extended service contracts                   --              --          (55.7)
  Gain on sale of credit card portfolios                       --              --          (35.7)
  Depreciation and amortization                             108.6            92.0           84.8
  Deferred income taxes and other items                    (127.8)           20.1           68.2
  Provision for credit losses and bad debts                   2.8            15.7           49.3
Changes in operating assets and liabilities:
  Sale of credit card portfolios                               --           342.8           85.8
  Receivables                                                 8.0           167.4         (230.9)
  Inventories                                                (0.1)          (23.3)        (220.1)
  Other current assets                                        3.2             3.2           (8.5)
  Accounts payable, accrued expenses and income
   taxes                                                     38.1          (157.9)         218.3
                                                         --------        --------       --------
Net cash provided by operating activities                   307.5           673.0          268.9
                                                         --------        --------       --------

Investing activities:
  Additions to property, plant and equipment               (174.8)         (226.5)        (180.5)
  Proceeds from sale of property, plant and
   equipment                                                  2.8            42.0           56.4
  Proceeds from sale of divested operations                    --              --          359.0
  Payment on AST note                                        60.0             6.7             --
  Other investing activities                                 (0.9)           (2.5)           1.7
                                                         --------        --------       --------
  Net cash (used) provided by investing activities         (112.9)         (180.3)         236.6
                                                         --------        --------       --------

Financing activities:
  Purchase of treasury stock                               (232.9)         (502.2)        (275.4)
  Sale of treasury stock to employee stock
   purchase program                                          39.4            44.6           41.6
  Proceeds from exercise of stock options                     7.4            18.2            2.5
  Dividends paid, net of taxes                              (52.5)          (63.0)         (74.5)
  Changes in short-term borrowings, net                      40.9            (1.8)        (110.4)
  Additions to long-term borrowings                           8.0            10.3           28.9
  Repayments of long-term borrowings                        (26.9)          (60.9)        (125.8)
                                                         --------        --------       --------
  Net cash used by financing activities                    (216.6)         (554.8)        (513.1)
                                                         --------        --------       --------

Decrease in cash and cash equivalents                       (22.0)          (62.1)          (7.6)
Cash and cash equivalents, at the beginning of the
  year                                                      143.5           205.6          213.2
                                                         --------        --------       --------
Cash and cash equivalents, at the end of the year        $  121.5        $  143.5       $  205.6
                                                         ========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Tandy Corporation and Subsidiaries

                                             Preferred          Common Stock
(In millions)                                  Stock        Shares      Dollars
--------------------------------------------------------------------------------
Balance at December 31, 1993                 $  530.0        85.6       $   85.6
Purchase of treasury stock                         --          --             --
Foreign currency translation
 adjustments, net of taxes                         --          --             --
Sale of treasury stock to SPP                      --          --             --
Exercise of stock options                          --          --             --
Series B convertible stock dividends,
 net of taxes of $2,372,000                        --          --             --
TESOP deferred compensation earned                 --          --             --
Series C PERCS dividends                           --          --             --
Repurchase of preferred stock                      --          --             --
Common stock dividends declared                    --          --             --
Net income                                         --          --             --
                                             --------    --------       --------
Balance at December 31, 1994                    530.0        85.6           85.6
Purchase of treasury stock                         --          --             --
Foreign currency translation
 adjustments, net of taxes                         --          --             --
Sale of treasury stock to SPP                      --          --             --
Exercise of stock options                          --          --             --
Series B convertible stock dividends,
 net of taxes of $2,288,000                        --          --             --
TESOP deferred compensation earned                 --          --             --
Series C PERCS dividends                           --          --             --
Repurchase of preferred stock                      --          --             --
Common stock dividends declared                    --          --             --
Redemption of PERCS                            (430.0)         --             --
Net income                                         --          --             --
                                             --------    --------       --------
Balance at December 31, 1995                    100.0        85.6           85.6
Purchase of treasury stock                         --          --             --
Foreign currency translation
 adjustments, net of taxes                         --          --             --
Sale of treasury stock to SPP                      --          --             --
Exercise of stock options                          --          --             --
Restricted stock awards                            --          --             --
Series B convertible stock dividends,
 net of taxes of $2,212,000                        --          --             --
TESOP deferred compensation earned                 --          --             --
Repurchase of preferred stock                      --          --             --
Unrealized loss on AST stock, net of tax           --          --             --
Common stock dividends declared                    --          --             --
Net loss                                           --          --             --
                                             --------    --------       --------
Balance at December 31, 1996                 $  100.0        85.6       $   85.6
                                             ========    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       Foreign
Treasury Stock   Additional             Currency    Unearned    Unrealized
---------------    Paid In   Retained Translation   Deferred     Loss on
Shares   Dollars   Capital   Earnings   Effects  Compensation  Securities  Total
--------------------------------------------------------------------------------
(21.7)   $(707.3)  $  85.7   $2,028.0   $  1.0    $  (72.3)    $   --  $1,950.7
 (6.7)    (296.4)       --         --       --          --         --    (296.4)

   --         --        --         --     (2.8)         --         --      (2.8)
  1.0       33.9       7.6         --       --          --         --      41.5
   --        2.5        --         --       --          --         --       2.5

   --         --        --       (4.4)      --          --         --      (4.4)
   --         --        --         --       --        10.0         --      10.0
   --         --        --      (32.0)      --          --         --     (32.0)
   --       (4.3)       --         --       --          --         --      (4.3)
   --         --        --      (38.9)      --          --         --     (38.9)
   --         --        --      224.3       --          --         --     224.3
--------------------------------------------------------------------------------
(27.4)    (971.6)     93.3    2,177.0     (1.8)      (62.3)        --   1,850.2
 (9.7)    (473.0)       --         --       --          --         --    (473.0)

   --         --        --         --      0.7          --         --       0.7
  0.9       33.8      10.8         --       --          --         --      44.6
  0.5       18.1       2.0         --       --          --         --      20.1

   --         --        --       (4.2)      --          --         --      (4.2)
   --         --        --         --       --         7.5         --       7.5
   --         --        --       (4.8)      --          --         --      (4.8)
   --       (3.9)       --         --       --          --         --      (3.9)
   --         --        --      (47.8)      --          --         --     (47.8)
 11.8      433.3      (3.3)        --       --          --         --        --
   --         --        --      211.9       --          --         --     211.9
--------------------------------------------------------------------------------
(23.9)    (963.3)    102.8    2,332.1     (1.1)      (54.8)        --   1,601.3
 (5.7)    (245.9)       --         --       --          --         --    (245.9)

   --         --        --         --      0.1          --         --       0.1
  0.9       36.6       2.8         --       --          --         --      39.4
  0.3       10.7      (0.3)        --       --          --         --      10.4
   --        1.1        --         --       --          --         --       1.1

   --         --        --       (4.1)      --          --         --      (4.1)
   --         --        --         --       --         7.9         --       7.9
   --       (3.7)       --         --       --          --         --      (3.7)
   --         --        --         --       --          --       (2.6)     (2.6)
   --         --        --      (47.5)      --          --         --     (47.5)
   --         --        --      (91.6)      --          --         --     (91.6)
--------------------------------------------------------------------------------
(28.4) $(1,164.5)   $105.3   $2,188.9    $(1.0)     $(46.9)     $(2.6) $1,264.8
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tandy Corporation and Subsidiaries

NOTE 1-DESCRIPTION OF BUSINESS
   Tandy Corporation ("Tandy" or the "Company") is engaged in consumer electronics retailing including the retail sale of personal computers. RadioShack is the largest of Tandy's retail store systems with company-owned stores and dealer/franchise outlets. RadioShack's sales and operating revenues are primarily related to private label consumer electronics, brand name personal computers, wireless communication products and services, and direct to home satellite systems. Tandy also operates the Computer City(R) store chain. Computer City sales relate to personal computers, printers, peripheral equipment and software. Incredible Universe sales relate primarily to brand name appliances and consumer electronics including personal computers and related software. Additionally, Tandy continues to operate certain related retail support groups and consumer electronics manufacturing businesses.

   In December 1996, the Company announced its plan to exit the Incredible Universe business as well as certain other stores (See Note 3).

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

   FOREIGN CURRENCY TRANSLATION: In accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average sales exchange rates for the year. Translation gains or losses related to net assets located outside the United States are shown as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. Such foreign currency transaction gains approximated $1.0 million for each of the years ended December 31, 1996, 1995 and 1994 and have been included as a reduction to selling, general and administrative expense in the accompanying Consolidated Statements of Income.

   EXTENDED SERVICE CONTRACTS: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 48 months. During 1996 and 1995, the Company sold extended service contracts on behalf of an unrelated third party and, to a much lesser extent, sold its own extended service contracts. Contracts sold prior to January 1, 1995 were offered directly by the Company. The Company accounts for sales of its own contracts in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" which requires that revenues from sales of extended service contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue. Commission revenue for the unrelated third party extended service contracts is recognized at the time of sale.

   As described in Note 6, the Company transferred all obligations with respect to contracts in force at December 31, 1994 to an unrelated party, except certain contracts aggregating approximately $7.7 million.

   CASH AND CASH EQUIVALENTS: Cash on hand in stores, deposits in banks and all highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value.

   MARKETABLE SECURITIES: The Company has an investment in AST common stock at December 31, 1996 (See Note 5). This investment is classified as an other current asset in the accompanying Consolidated Balance Sheet. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), this investment is categorized as "available for sale". In accordance with FAS 115, securities classified as "available for sale" are marked to market based upon market value fluctuations. Resulting adjustments, net of deferred taxes, are reported as a component of stockholders' equity until realized. Declines in fair value that are considered to be other than temporary are recognized in earnings and establish a new cost basis for the security. Realized gains and losses are also included in earnings and are determined on the specific identification method.

   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: An allowance for doubtful accounts is provided when accounts are determined to be uncollectible.

  Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the country.

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

  PROPERTY, PLANT AND EQUIPMENT: For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are:

-------------------------------------------------------------------------
Buildings.....................................................10-40 years
Buildings under capital lease..................over the life of the lease
Equipment......................................................2-15 years
Leasehold improvements..........................primarily, the shorter of the life of the improvements or the
              term of the related lease and certain renewal periods
-------------------------------------------------------------------------

   When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative expenses. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital leases is included in depreciation and amortization in the Consolidated Statements of Income.

   IMPAIRMENT OF ASSETS: In March 1995, FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

   HEDGING AND DERIVATIVE ACTIVITY: The Company enters into interest rate swap agreements to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. As the Company has used the swaps to hedge certain obligations with floating rates, the difference between the floating and fixed interest rate amounts, based on these swap agreements, is recorded as income or expense. Through December 31, 1996, the Company had entered into five swaps with regard to notional amounts totaling $90.0 million. The swap agreements all expire during the third quarter of 1999. Prior to 1995, the Company was not a party to any interest rate swaps. The Board of Directors has authorized management to enter into interest rate swaps up to notional amounts not exceeding $250.0 million. At December 31, 1996 and 1995, the Company would have had to pay approximately $3.8 million and $7.0 million, respectively, to terminate the interest rate swaps in place. This amount was obtained from the counterparties and represents the fair value of the swap agreements. At December 31, 1996, the Company recognized a termination charge equal to the estimated amount the Company would be required to pay to terminate the swaps of $3.8 million due to the early termination of the underlying lease obligations (See
Note 3). Effective January 1, 1997, the Company has redesignated the interest rate swaps as a hedge against its floating rate debt. These swaps are not held for trading purposes. At December 31, 1996, the weighted average interest rate of the floating rate debt obligations being hedged was 6.2%, and the weighted average interest rate of the fixed rate obligations imposed by the swap agreements was 7.7%. The interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the swap agreements.

   The Company has not historically utilized derivatives to manage foreign currency risks and exposure except for an immaterial amount of foreign exchange forward contracts used to hedge a portion of its foreign purchases. As of December 31, 1996, the Company had no outstanding purchase orders for which a foreign exchange contract was used as a hedge. Moody's has assigned a counterparty rating to Tandy Corporation of Baa2. This rating is an opinion of the financial capacity of Tandy to honor its senior obligations under financial contracts. Financial contracts entered into by Tandy include the limited use of foreign currency forwards to hedge foreign exchange risk arising from the purchase of inventory.

   REVENUES:  Retail sales are recorded on the accrual basis.

   STORE PRE-OPENING COSTS: Direct incremental expenses associated with the openings of new Computer City and Incredible Universe stores, comprised primarily of payroll and payroll-related costs, are deferred and amortized over a twelve-month period from the date of the store opening. Deferred store pre-opening expenses for Computer City and Incredible Universe approximated $0.9 million, $6.8 million, and $4.5 million at December 31, 1996, 1995 and 1994, respectively.

   INCOME TAXES: Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards, "Accounting for Income Taxes" ("FAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits are more likely than not.

   NET INCOME PER AVERAGE COMMON AND COMMON EQUIVALENT SHARE: Net income (loss) per average common and common equivalent share is computed by dividing net income (loss) less the Series B convertible stock dividends (before tax benefit) by the weighted average common and common equivalent shares outstanding during the period (common equivalent shares were not included in 1996 due to the Company's loss position). During 1995, the Preferred Equity Redemption Convertible Stock ("PERCS") mandatorily converted into common stock. As a result, they were considered outstanding common stock and the dividends have not been deducted from net income for purposes of calculating net income per average common and common equivalent share. Per share amounts and the weighted average number of shares outstanding for the years ended December 31, 1995 and 1994 reflect the PERCS conversion into approximately 11.8 million common shares.

   Fully diluted earnings available per common and common equivalent share are not presented since dilution is either less than 3% or the effect would be anti-dilutive.

   ADVERTISING COSTS: All advertising costs of the Company are expensed the first time the advertising takes place. Advertising expense was $254.6 million, $257.3 million, and $224.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

   CAPITALIZED SOFTWARE COSTS: The Company capitalizes qualifying costs relating to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized costs at December 31, 1996 and 1995 totaled $23.5 million and $3.5 million, net of accumulated amortization of $2.4 million and $1.5 million, respectively. Amounts related to 1994 were not significant.

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

   RECLASSIFICATION: Certain amounts in prior years have been reclassified to conform to current year presentation.

NOTE 3-RESTRUCTURING CHARGES
   Tandy has initiated certain restructuring programs affecting its retail operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. Management anticipates these changes will strengthen its business by reducing costs.

   1994 Restructuring: In December 1994, the Company adopted a business restructuring plan to close or convert 233 of the 306 Tandy Name Brand stores. At March 31, 1995, all 233 stores had been closed or converted. The remaining stores became part of the Tandy Specialty Retail Group of RadioShack. A pre-tax charge of $89.1 million was taken in the fourth quarter of fiscal 1994 related to the closing and conversion of these stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are included in the accompanying table below.

   1996 Restructurings: The Company recorded a pre-tax charge of $25.5 million during the second quarter of 1996 related to an Incredible Universe restructuring program announced on May 21, 1996. The charge related primarily to future lease obligations, disposition of fixed assets, and certain termination costs associated with employees. The components of the restructuring charge and an analysis of the amounts charged against the reserve are included in the accompanying table below. This program included an overhead reduction plan, the closing of two stores and costs associated with the cancellation of certain real estate sites held for new store development. A streamlining of the division's overhead costs included the elimination of approximately 20 nonselling positions per store, reorganization of some central unit functions, and a significant change in advertising strategy. The two stores located in Potomac Mills, Virginia and Charlotte, North Carolina were closed in the second quarter of 1996 due to inadequate sales volumes.

   The Company also recorded a pre-tax restructuring charge of $136.6 million in the fourth quarter of 1996 related to the closing of the remaining 53 McDuff stores, exiting the Incredible Universe business (consisting of 17 stores), and closure of 21 Computer City stores. Computer City will strive to reposition its focus on target customers who are the experienced users, small office/home office group, and corporate accounts. Along with the target customer group focus, Computer City will work toward a more productive, higher margin mix of business in areas such as services, software and peripherals. The Company will continue to closely monitor the operating results of this division. Management believes that its current restructuring strategy will improve this division's operations; however, there can be no assurance that it will be successful.

   The fourth quarter charges related primarily to lease obligations, real estate costs, employee termination expenses, and contract cancellation costs. The components of the restructuring charge and an analysis of the reserve are noted below. Implementation of these two programs will result in the elimination of approximately 3,500 employee positions. The Company has entered into contracts with Fry's Electronics, Inc. and certain affiliates for the sale of assets and real estate of six Incredible Universe stores. Those contracts are to be consummated over a period of approximately six months. The closing of the first store is expected to be completed in March 1997. See discussion of the Fry's Electronics, Inc. transactions below. Management expects the restructuring plan and cash expenditures relating thereto to be completed and paid by December 31, 1997 in all material respects.

   In association with the 1996 restructurings, the Company also recognized an impairment charge of $112.8 million pursuant to FAS 121 (See Note 4) and lower of cost or market impairments aggregating approximately $91.4 million primarily related to inventory that will be liquidated at the affected stores. Inventory impairment charges have been recognized as an increase in cost of sales in the accompanying Consolidated Statements of Income.

   Certain costs associated with the operation of the stores during the liquidation period will be incurred in 1997. As a result, management expects these stores to operate at a loss during the liquidation period, which should be completed in all material respects by June 30, 1997.

   The transactions with Fry's Electronics, Inc. include the sale of inventories and non-inventory assets for six Incredible Universe stores and the sale of real estate to affiliates of Fry's Electronics, Inc. Under the contracts, the six closings are projected to begin in March and are projected to be completed by June 30, 1997. The purchase of the real estate of the six stores will include cash payments of $25.0 million, in aggregate, and notes totaling $40.0 million. These notes mature in four years at an interest rate of 6.57%, payable quarterly. One year notes bearing an interest rate of 5.91% will be given by Fry's Electronics, Inc. to purchase existing inventories at each store at amounts based upon values at the closing date for each transaction. Principal is due in equal quarterly payments along with accrued interest. Five year notes totaling $5.0 million will be given by Fry's Electronics, Inc. to purchase non-inventory assets. Principal is due in equal annual installments. These notes bear an interest rate of 6.70%, payable quarterly. If either Tandy or Fry's Electronics, Inc. breaches its obligations in any material respect, the non-breaching party will have the option to cancel the transactions and demand liquidated damages of $10.0 million. The notes are secured by the purchased assets.

   In arriving at the charges related to the restructuring plan, management was required to make certain estimates, including but not limited to estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that Fry's Electronics, Inc. and its affiliates would complete the purchase of six Incredible Universe stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in liquidation and closing of asset sales among other factors could result in the charges and reserves previously estimated to be inadequate, and future charges would be required.

   Sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

(In millions)                     1996         1995          1994
-------------                     ----         ----          ----
Sales and operating revenue    $ 1,403.4    $ 1,318.0     $ 1,101.6
Operating loss                    (114.4)       (62.3)        (40.1)

   The components of the combined restructuring charges and an analysis of the amounts charged against the reserve are outlined in the following table:

                             1994 RESTRUCTURING

                        1994      Charges                Charges
                       Original   Through      Balance   1/1/95-    Balance
(In millions)          Reserve    12/31/94    12/31/94   12/31/95   12/31/95
                       --------   --------    --------   --------   --------
Lease obligations      $   46.7   $  (1.5)    $   45.2   $ (33.0)    $  12.2
Impairment of fixed
 assets                    18.0        --         18.0     (18.0)         --
Inventory impairment       16.6        --         16.6     (16.6)         --
Goodwill impairment         4.2      (4.2)          --        --          --
Termination benefits        1.2        --          1.2      (1.2)         --
Other                       2.4        --          2.4      (2.4)         --
                       --------   --------    --------   -------     -------
Total                  $   89.1   $  (5.7)    $   83.4   $ (71.2)    $  12.2
                       ========   ========    ========   =======     =======


                             1996 RESTRUCTURINGS

                           Balance                     Charges
                           Forward     Additional      1/1/96-       Balance
(In millions)              12/31/95     Reserves       12/31/96      12/31/96
-------------              --------     --------       --------      --------
Lease obligations          $   12.2     $   96.8       $  (15.5)     $   93.5
Impairment of fixed
 assets                          --          8.0           (8.0)           --
Termination benefits             --          7.1           (2.5)          4.6
Contract termination costs       --         13.2             --          13.2
Other                            --         37.0          (10.6)         26.4
                           --------     --------       --------      --------
Total                      $   12.2     $  162.1       $  (36.6)     $  137.7
                           ========     ========       ========      ========


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS
   Upon adoption of FAS 121 in the first quarter of 1996, the Company recognized an initial non-cash impairment loss of approximately $26.0 million to conform with this statement, primarily as a result of grouping long-lived assets at their lowest level of cash flows to determine impairment as required by this statement. Fair value was principally determined based upon estimated future discounted cash flows (before interest) related to each group of assets. The Company also recorded a non-cash impairment of $8.0 million, which was included in the restructuring charge in May 1996.

   The Company recognized an additional non-cash impairment charge of $86.8 million in the fourth quarter of 1996 primarily related to the disposal of certain long-lived assets pursuant to its restructuring plan (See Note 3). These assets principally relate to the Incredible Universe, Computer City and McDuff stores that are part of the store closure plan, and certain foreign real estate. Fair value was principally determined by quoted market prices. Management expects the plan of disposal to be accomplished by December 31, 1997. The net book value of the assets to be disposed of at December 31, 1996 approximated $68.2 million. See Note 3 for the 1996 operating results of the stores being closed.

NOTE 5-UNREALIZED LOSS ON AST SECURITIES
   On July 12, 1996, the Company received $60.0 million in cash and $30.0 million in AST common stock as final payment of a $90.0 million note payable from AST to the Company. The 4,498,594 shares of AST common stock Tandy received represented approximately 7.8% of the outstanding common stock of AST at the time of receipt. The Company's original cost basis approximated $6.67 per share.

   During the fourth quarter of 1996, the Company sold 85,000 shares of the acquired stock for proceeds aggregating $0.5 million. Based upon AST's closing market price at December 31, 1996 of $4.1875 per share, the Company has an unrealized loss of approximately $11.0 million on the remaining shares of AST common stock. On January 30, 1997, Samsung Electronics Co., Ltd. ("Samsung") proposed to purchase the remaining outstanding shares of AST common stock it does not own (Samsung owns approximately 46% as of December 31, 1996) for cash consideration of $5.10 per share. As a result, the Company considers the decline from its original cost basis of $6.67 per share and Samsung's offer price of $5.10 per share to be other than temporary and has recognized an unrealized loss of $7.0 million as an increase to selling, general and administrative expense in its accompanying 1996 Consolidated Statements of Income. The remaining pre-tax unrealized loss of $4.0 million as of December 31, 1996 has been recognized as a $2.6 million, net of tax, reduction of stockholders' equity. As of February 19, 1997, the Company holds 4,413,594 shares of AST common stock and the market price was $4.625 per share.

   Consummation of Samsung's proposed acquisition of AST is subject to several conditions, including approval of the transaction by the independent directors, negotiation and execution of a mutually satisfactory merger agreement, and receipt of all required United States and Korean governmental approvals. If the merger is completed at the offered price of $5.10 per share, Tandy Corporation would ultimately reverse the unrealized loss in stockholders' equity.

NOTE 6-GAIN ON SALE OF CREDIT OPERATIONS AND EXTENDED SERVICE CONTRACTS In December 1994, the Company entered into an agreement with SPS Transaction
Services, Inc., a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS") to sell its Computer City and Incredible Universe private label credit card portfolios without recourse. As a result of the agreement, Tandy received cash of $85.8 million and received a deferred payment of $179.8 million. The Company recognized a gain of $35.7 million in the accompanying 1994 Consolidated Statements of Income. The deferred payment amount did not bear interest. The total principal amount of $179.8 million was paid in full during 1995. The Company discounted the deferred payment by $3.5 million to yield interest income of approximately 5.0% over the twelve month payout period.

   On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342.8 million in cash and a deferred payment amount of $49.4 million. The deferred payment did not bear interest. The remaining December 1995 discounted deferred payment balance of $2.1 million was paid in full during 1996.

   Effective December 1994, the Company transferred all of its existing obligations with respect to extended service contracts in force at December 31, 1994, with the exception of certain contracts aggregating approximately $7.7 million, to an unrelated third party. The unrelated third party contractually assumed all of the Company's legal obligations and risk of future loss pursuant to the extended service contracts in exchange for $75.0 million. As a result, the Company recognized a gain of $55.7 million associated with this transaction in its accompanying 1994 Consolidated Statements of Income. The Company continues to provide repair services to customers who tender products pursuant to the extended service contracts on a non-exclusive basis. The unrelated third party pays the Company competitive market rates for repairs on products tendered pursuant to the extended service contracts.

NOTE 7-CASH EQUIVALENTS
   The weighted average interest rates were 5.7% and 4.8% at December 31, 1996 and 1995, respectively, for cash equivalents totaling $25.4 million and $20.8 million, respectively.

NOTE 8-ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable

                                  December 31,
                                           -----------------------
(In millions)                                1996           1995
-------------                              --------       --------
Customer receivable balances of
 credit operations                         $    --        $  21.3
Deferred payment due on sale of
 credit operations, net of discount             --            2.1
                                           --------       --------
Net receivables related to credit
 operations                                     --           23.4

Trade accounts receivable                    211.0          167.1
Receivable and current portion of
 notes due from InterTAN                       9.5           21.3
AST note                                        --           89.8
Other receivables                             14.6           24.8
Less allowance for doubtful accounts          (7.9)          (5.8)
                                          --------        --------
                                          $  227.2        $ 320.6
                                          ========        ========

Allowance for Doubtful Accounts

                                   Year Ended
                                  December 31,
                                         ----------------------------------
(In millions)                              1996         1995         1994
-------------                            --------     --------     --------
Balance at the beginning of
 the year                                $    5.8     $   21.4     $   22.3
Provision for credit losses and bad debt
 included in selling, general and
 administrative expense                       2.8         15.7         49.3
Reserve allocated to securitized
 receivables                                   --           --          1.8
Reserve on credit accounts sold                --        (18.8)        (6.3)
Uncollected receivables written off,
 net of recoveries                           (0.7)       (12.5)       (45.7)
                                         --------     --------     --------
Balance at the end of the year           $    7.9     $    5.8     $   21.4
                                         ========     ========     ========

   Interest income related to the Company's credit card operations totaled $18.5 million and $46.9 million for the years ended December 31, 1995 and 1994, respectively. During 1996, 1995, and 1994, the Company recorded interest income earned totaling $2.6 million, $4.9 million and $5.7 million, respectively, including accretion of discount, on a note receivable from AST which was paid in full during the third quarter of 1996. The Company also recorded interest income earned of approximately $6.7 million in 1996 and $8.3 million in 1995 and 1994, including accretion of discount, on notes receivable from InterTAN.

NOTE 9-OTHER CURRENT ASSETS
   The December 31, 1996 balance of other current assets includes $99.2 million of deferred income taxes principally relating to the Company's current year restructuring plan and charges related thereto (See Notes 3, 4, 5, and 15).

NOTE 10-PROPERTY, PLANT AND EQUIPMENT

                                                    December 31,
                                             ---------------------------
(In millions)                                  1996               1995
-------------                                --------           --------
Land                                         $   18.8           $   18.9
Buildings                                       209.3              181.4
Buildings under capital lease                    34.4               29.9
Furniture, fixtures and equipment               402.0              475.7
Leasehold improvements                          369.8              361.0
                                             --------           --------
                                              1,034.3            1,066.9
Less accumulated depreciation
 and amortization of capital leases             488.7              489.2
                                             --------           --------
                                             $  545.6           $  577.7
                                             ========           ========

NOTE 11-TREASURY STOCK REPURCHASE PROGRAM
   On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 5 million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares of which 4,582,200 shares had been purchased as of December 31, 1996. These purchases are in addition to the 12.5 million share repurchase program which began in August 1994 and concluded in December 1995 as well as the shares required for employee plans which are purchased throughout the year. Purchases will be made from time to time in the open market.

NOTE 12-INDEBTEDNESS AND BORROWING FACILITIES
   Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table below. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper matures within 90 days, as does the short-term seasonal bank debt.

   The Company has an active commercial paper program. Committed facilities totaling $500.0 million are in place as backup for the commercial paper program. This agreement is composed of two facilities: one for $200.0 million expiring in June 1997 and another facility for $300.0 million expiring in June 2001. Annual commitment fees for the facilities are 0.07% per annum and 0.10% per annum, respectively, whether used or unused. The commercial paper facilities limit the amount of commercial paper that may be outstanding to a maximum of $500.0 million. At December 31, 1996, there was $59.9 million of commercial paper outstanding backed up by these facilities.

   Medium-term notes outstanding at December 31, 1996 totaled $54.5 million compared to $67.1 million at December 31, 1995. The weighted average coupon rates of medium-term notes outstanding at December 31, 1996 and 1995 were 8.5% and 8.4%, respectively.

   The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Fund in
Note 17.

   Long-term borrowings and capital lease obligations outstanding at December 31, 1996 mature as follows:

(In millions)
-----------------------------------------------------------
1997.................................................. 41.4
1998.................................................. 37.9
1999.................................................. 11.9
2000.................................................. 10.7
2001..................................................  9.2
2002 and thereafter................................... 34.6
                                                      -----
Total.................................................145.7
                                                      =====
-----------------------------------------------------------

   The fair value of the Company's long-term debt of $116.0 million (including current portion, but excluding capital leases) is approximately $119.4 million at December 31, 1996.

   Borrowings payable within one year are summarized in the accompanying short-term debt table below. The short-term debt caption includes primarily domestic seasonal borrowings.

Short-Term Debt

                                                      December 31,
                                              ---------------------------
(In millions)                                   1996              1995
-------------                                 --------           --------
Short-term bank debt and
 other short-term debt                        $  156.7           $   64.9
Current portion of long-term debt                 28.7               12.9
Commercial paper, less unamortized
 discount                                         59.9              101.3
                                              --------           --------
                                                 245.3              179.1
Current portion of capitalized
 lease obligations                                 0.4                0.4
Current portion of guarantee of
 TESOP indebtedness                               12.3               10.4
                                              --------           --------
Total short-term debt                         $  258.0           $  189.9
                                              ========           ========

Long-Term Debt
                                                     December 31,
                                              ---------------------------
(In millions)                                   1996               1995
-------------                                 --------           --------
Notes payable with interest rates at
 December 31, 1996 ranging from 4.64%
 to 6.625%                                    $    9.3           $    9.5

Medium-term notes payable, net of issuance cost, with interest rates at December
 31, 1996 ranging
 from 7.25% to 8.63%                              54.5               67.1
                                              --------           --------
                                                  63.8               76.6
Less portion due within one year
 included in current notes payable               (28.7)             (12.9)
                                              --------           --------
                                                  35.1               63.7
                                              --------           --------

Capital lease obligations                         29.7               28.8
Less current portion                              (0.4)              (0.4)
                                              --------           --------
                                                  29.3               28.4
                                              --------           --------

Guarantee of TESOP indebtedness
 (See Note 17)                                    52.2               59.1
Less current portion                             (12.3)             (10.4)
                                              --------           --------
                                                  39.9               48.7
                                              --------           --------
Total long-term debt                          $  104.3           $  140.8
                                              ========           ========



Short-Term Borrowing Facilities

                                                  Year Ended December 31,
                                              -------------------------------
(In millions)                                   1996        1995        1994
-------------                                 --------    --------    --------
Domestic seasonal bank credit lines and bank money market lines:
 Lines available at period end                $  987.0    $  940.0    $1,025.0
 Loans outstanding at period end              $  147.2    $   64.9    $   77.3
 Weighted average interest rate at
  period end                                       5.9%        6.0%        6.4%
 Weighted average of loans outstanding
  during period                               $   91.8    $  107.0    $   16.4
 Weighted average interest rate during
  period                                           5.6%        6.2%        5.2%

Short-term foreign credit lines:
  Lines available at period end               $  157.6    $  139.1    $  149.1
  Loans outstanding at period end                 None        None    $    1.4
  Weighted average interest rate at
   period end                                      N/A         N/A         7.4%
  Weighted average of loans outstanding
   during period                                   N/A    $    0.3    $    3.6
  Weighted average interest rate during
   period                                          N/A         3.8%        5.5%

Letters of credit and banker's acceptance lines of credit:
  Lines available at period end               $  230.3    $  417.5    $  475.0
  Acceptances outstanding at period end           None        None        None
  Letters of credit open against outstanding
    purchase orders at period end             $   33.9    $   79.9    $   91.6

Commercial paper credit facilities:
  Commercial paper outstanding at period end  $   59.9    $  101.3    $   88.8
  Weighted average interest rate at period
   end                                             5.8%        6.0%        6.2%
  Weighted average of commercial paper
    outstanding during period                 $  210.2    $  198.1    $   37.9
  Weighted average interest rate during
    period                                         5.7%        6.2%        4.8%

NOTE 13-LEASES AND COMMITMENTS
   Tandy leases rather than owns most of its facilities. The RadioShack stores comprise the largest portion of Tandy's leased facilities. The RadioShack and Computer City stores are located primarily in major shopping malls, shopping centers or freestanding facilities owned by other companies. Store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space.

   Future minimum rent commitments (exclusive of stores included in the 1996 store closure plan) at December 31, 1996 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.


(In millions)                         Operating Leases     Capital Leases
--------------------------------------------------------------------------
1997................................        $158.8         $    6.6
1998................................         147.4              6.7
1999................................         123.2              6.8
2000................................          98.9              7.1
2001................................          73.4              7.2
2002 and thereafter.................         220.0             58.8
                                                           --------
Total minimum lease payments............................       93.2
Less: Amount representing interest......................      (63.5)
                                                           --------
Present value of net minimum lease payments.............   $   29.7
                                                           ========

   Future minimum rent commitments in the table above exclude future rent obligations associated with stores to be closed pursuant to the restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (See Note 3).

Rent Expense

                             Year Ended December 31,
                                   --------------------------------------
(In millions)                        1996           1995           1994
-------------                      --------       --------       --------
Minimum rents                      $  238.9       $  216.6       $  210.4
Contingent rents                        2.8            2.9            2.9
Sublease rent income                   (1.9)          (1.9)          (0.9)
                                   --------       --------       --------
Total rent expense                 $  239.8       $  217.6       $  212.4
                                   ========       ========       ========

Space Owned and Leased (Unaudited)

                                               Approximate Square Footage
                                                     at December 31,
                                      1996                           1995
                     --------------------------- -------------------------------
(In thousands)          Owned   Leased   Total     Owned      Leased      Total
--------------------------------------------------------------------------------
Retail
RadioShack                 --   12,076   12,076        --     11,836     11,836
Incredible Universe       503    1,425    1,928       503      1,221      1,724
Computer City              26    2,523    2,549        26      2,089      2,115
Other                     160      --       160       269         --        269
                     -------- -------- --------  --------   --------   --------
                          689   16,024   16,713       798     15,146     15,944

Manufacturing             536      205      741       536        209        745
Warehouse and office    4,087    2,585    6,672     4,089      2,430      6,519
                     -------- -------- --------  --------   --------   --------
                        5,312   18,814   24,126     5,423     17,785     23,208
                     ======== ======== ========  ========   ========   ========

   The 1996 table above includes square footage on all stores at December 31, 1996; excluding stores covered by the December 1996 store closure plan, total square footage would have approximated 19.4 million square feet at December 31, 1996.

NOTE 14-ACCRUED EXPENSES

                                            December 31,
                                     --------------------------
(In millions)                          1996              1995
-------------                        --------          --------
Payroll and bonuses                  $   55.8          $   69.7
Sales and payroll taxes                  53.4              52.5
Insurance                                65.6              59.1
Deferred service contract income         11.6               9.1
Rent                                     27.5              25.4
Advertising                              30.7              52.7
Restructuring reserve                   137.7              12.2
Other                                    43.0              41.3
                                     --------          --------
                                     $  425.3          $  322.0
                                     ========          ========


NOTE 15-INCOME TAXES
   The   components  of  the   provision   (benefit)  for  income  taxes  and  a
reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.

Income Tax Expense (Benefit)

                             Year Ended December 31,
                                -------------------------------------------
(In millions)                     1996              1995             1994
-------------                   --------          --------         --------
Current
  Federal                       $   79.7          $  105.1         $  109.3
  State                              5.3              11.4              9.0
  Foreign                            2.5               3.1              3.3
                                --------          --------         --------
                                    87.5             119.6            121.6
                                --------          --------         --------

Deferred
  Federal                         (131.8)             11.7             12.1
  State                             (9.7)               --               --
  Foreign                             --                --              1.5
                                --------          --------         --------
                                  (141.5)             11.7             13.6
                                --------          --------         --------

Provision (benefit) for
   income taxes                 $ ( 54.0)         $  131.3         $  135.2
                                ========          ========         ========


Statutory vs. Effective Tax Rate
                             Year Ended December 31,
                                       -------------------------------------
(In millions)                            1996           1995           1994
-------------                          --------       --------      --------
Components of pre-tax income(loss) from continuing operations:
United States                          $ (148.6)      $  341.2      $  357.3
Foreign                                     3.0            2.0           2.2
                                       --------       --------      --------
Income (loss) before income taxes        (145.6)         343.2         359.5
Statutory tax rate                        x 35%          x 35%         x 35%
                                       --------       --------      --------
Federal income tax expense (benefit)
  at statutory rate                       (51.0)         120.1         125.8
State income taxes, less federal
  income tax effect                        (2.8)           7.4           5.8
Other, net                                 (0.2)           3.8           3.6
                                       ========       ========      ========
Total income tax expense (benefit)     $  (54.0)      $  131.3      $  135.2
                                       ========       ========      ========
Effective tax rate                         37.1%          38.3%         37.6%
                                       ========       ========      ========

   The effective tax rate for 1996 changed from 1995 due primarily to foreign income taxes which were incurred on foreign income despite the overall loss incurred by the Company.

   The IRS Dallas Office had previously referred certain issues in the Company's 1987 tax return to the IRS National Office. The issues involved the private letter rulings issued by the IRS in connection with the spin-off of InterTAN and certain other tax matters. On June 20, 1996, the IRS notified the Company that it would no longer challenge the private letter ruling issued in connection with the InterTAN spin-off. In December of 1996, the IRS Dallas Appeals Office notified the Company that it is no longer pursuing the remaining matters associated with the separation of InterTAN from the Company.

Deferred tax assets and liabilities as of December 31, 1996 and December 31,1995 were comprised of the following:

                                  December 31,
                                            --------------------------
(In millions)                                 1996              1995
-------------                               --------          --------
Deferred Tax Assets
Bad debt reserverve                         $    3.6          $    2.4
Intercompany profit elimination                  4.0               6.1
Deferred service contract income                 4.3               3.8
Restructuring reserves                          51.9               5.2
Inventory impairment                            32.0                --
Long-lived asset impairment                     30.4                --
Insurance reserves                              17.6              13.7
Depreciation and amortization                    7.2               2.0
Rental agreements                                5.2                --
Foreign tax credits                               --               4.4
Other                                           16.3                --
                                            --------          --------
                                               172.5              37.6
Valuation allowance                               --              (4.4)
                                            --------          --------
 Total deferred tax assets                     172.5              33.2
                                            --------          --------

Deferred Tax Liabilities
Inventory adjustments, net                       5.0               4.3
Deferred taxes on foreign operations             2.8               4.2
Other                                             --               2.7
                                            --------          --------
 Total deferred tax liabilities                  7.8              11.2
                                            --------          --------
Net Deferred Tax Assets                     $  164.7          $   22.0
                                            ========          ========

The Net Deferred Tax Asset is
 classified as follows:
  Other current assets (liabilities)        $   99.2          $  (16.3)
  Other assets                                  65.5              38.3
                                            --------          --------
Net Deferred Tax Asset                      $  164.7          $   22.0
                                            ========          ========


   The Company generated a pre-tax book loss of $145.6 million in 1996. Many of the restructuring charges included in the 1996 pre-tax loss will not be deductible for federal income tax purposes until 1997. Since the Company is expected to generate pre-tax income in 1997 and future years, management has concluded that the Company should realize the full benefit of its U.S. deferred tax assets related to future deductible items. If for some reason the Company does not generate sufficient pre-tax income in 1997 to fully offset restructuring charges recognized in 1997 for tax purposes, such amount may also be realized by carrying back the deductions to offset taxable income generated in 1995 and 1994. Accordingly, a valuation allowance is not required for the $164.7 million of deferred tax assets in excess of deferred tax liabilities.

NOTE 16-TANDY STOCK PLAN
   Eligible U.S. employees may contribute 1% to 7% (1% to 10% for U.S. eligible employees, prior to January 1, 1996) of annual compensation to purchase Company common stock at fair market value. The Company matches 40%, 60% or 80% of the employee's contribution depending on the length of the employee's participation in the Tandy Stock Plan. Tandy's contributions to the Stock Plan were $14.5 million, $18.0 million and $16.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 17-TANDY FUND
   The Tandy Fund ("Plan") is a defined contribution plan covering employees of Tandy Corporation who have completed one year of service of not less than 1,000 hours per year. Effective January 1, 1996, the Tandy Employees Stock Ownership Plan ("TESOP"), a leveraged employee stock ownership plan was amended and merged with the Tandy Employees Deferred Salary and Investment Plan ("DIP"), and renamed the Tandy Fund. Other changes made to the Tandy Fund provide that it be an individual account plan with multiple, participant-directed investment options which are intended to comply with Internal Revenue Code Section 404(c).

   Prior to January 1, 1996, participants' contributions were invested in Company common stock only. Effective January 1, 1996, as a result of the amendment and restatement of the Plan, participants were provided with the option to direct their contributions in various investment options.

   Prior to January 1, 1996, a participant was able to defer 5% of his gross salary which was paid into the DIP via direct salary reductions. Effective January 1, 1996, as a result of the restatement and amendment of the Plan, participants are now allowed to defer (in increments of 1%) a minimum of 1% of gross salary and wages up to a maximum of 8%. Contributions per participant are limited to certain annual maximums as set forth by the Internal Revenue Code.

   For periods prior to January 1, 1996, Company contributions were made to the TESOP. Subsequent to January 1, 1996, Company contributions will be made directly to the Tandy Fund through the TESOP portion of the Plan. Participants become fully vested in Company contributions upon the earlier to occur of five years of service with the Company or three years of participation in the Plan.

   For the Plan year ending March 31, 1997, the Company has designated that the total payments made to the Plan by the Company (including contributions and dividends on Series B TESOP Convertible Preferred Stock, the "TESOP Preferred Stock") will not be less than the amount which (when combined with the dividend on the TESOP Preferred Stock) is necessary for the payment of principal and interest on the Plan notes.

   TESOP PORTION OF THE TANDY FUND: On July 31, 1990, prior to its merger into the Tandy Fund, the trustee of the TESOP now the Tandy Fund (collectively the "Tandy Fund"), borrowed $100.0 million at an interest rate of 9.34% with varying semiannual principal payments through June 30, 2000. The Tandy Fund trustee used the proceeds from the issuance of the 1990 notes to purchase 100,000 shares of TESOP Preferred Stock from Tandy at a price of $1,000 per share. In December 1994, the Tandy Fund entered into an agreement with an unrelated third party to refinance a portion of the Tandy Fund's indebtedness by borrowing $5.1 million at 8.76%. Pursuant to that agreement, in December 1996 and December 1995, the Tandy Fund borrowed an additional $3.5 million at 7.01% and $4.3 million at 6.47%, respectively. The 1996, 1995 and 1994 additional indebtedness matures in December of 2001, 2001, and 2000, respectively. Dividend payments and contributions from Tandy will be used to repay the indebtedness. Each share of such stock is convertible into 21.768 shares of Tandy common stock. The annual cumulative dividends on TESOP Preferred Stock is $75.00 per share, payable semi-annually. Because Tandy has guaranteed the repayment of these notes, the indebtedness of the Tandy Fund is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned compensation related to the Tandy Fund.

   Compensation and interest costs related to the Tandy Fund before the reduction for the allocation of dividends are presented below for each year ended December 31:

          (In millions)             1996          1995         1994
          -------------           --------      --------     --------
          Compensation            $    8.0      $    7.5     $   10.0
          Interest                     5.1           5.7          6.2

  During the term of the TESOP notes, the TESOP Preferred Stock will be allocated to the participants annually based on the total debt service made on the indebtedness.

   As shares of the TESOP Preferred Stock are allocated to the Tandy Fund participants, compensation expense is recorded and unearned compensation is reduced. Interest expense on the TESOP notes is also recognized as a cost of the Tandy Fund. The compensation component of the Tandy Fund expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

   Contributions from Tandy to the Tandy Fund for the years ended December 31, 1996, 1995 and 1994 totaled $11.4 million, $11.2 million, and $11.2 million, respectively, including dividends paid on the TESOP Preferred Stock of $6.3 million, $6.5 million, and $6.7 million.

   At December 31, 1996, 47,233 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the Tandy Fund (including 16,215 shares which had been withdrawn by participants). At December 31, 1996, 8,005 shares of TESOP Preferred Stock were released for allocation to participants on the March 31, 1997 annual allocation date. At December 31, 1996, 44,762 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP notes.

   This series of stock has certain liquidation preferences and may be redeemed by Tandy after July 1, 1994, at specified premiums.

NOTE 18-STOCK OPTIONS AND PERFORMANCE AWARDS
   The Company applies Accounting Principles Board ("APB"), Opinion No. 25 and related interpretations in accounting for its stock option plans, which are described below. Historically, the exercise price of options has been equal to or greater than fair market value at the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. No performance awards have been granted under the plans described below.

   Tandy Corporation 1985 Stock Option Plan ("1985 SOP"): Under the 1985 SOP, as amended, options to acquire up to 2.0 million fully registered shares of Tandy's common stock may be granted to officers and key management employees of the Company. The Organization and Compensation Committee (the "Committee") has sole discretion in the granting of options. Generally, the term of incentive stock options may not exceed 10 years, and vest ratably over three years. Nonstatutory stock options may not exceed a term of 10 years plus one month and vest ratably over five years. The options cannot have an exercise price less than 100% of fair market value on date of grant.

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

   Under the 1985 SOP there were 798,130 and 978,204 vested options which could have been exercised for a total price of $27.7 million, and $33.6 million at December 31, 1996 and 1995, respectively. In accordance with the 1985 SOP, no shares shall be granted after November 13, 1995.

   Tandy Corporation 1993 Incentive Stock Plan ("1993 ISP"): In March 1993, the Board adopted the 1993 ISP, which was approved by shareholders in October 1993. A total of 3 million shares of the Company's common stock was reserved for issuance under the 1993 ISP. In May 1995, the shareholders approved an amendment to the 1993 ISP to provide for an initial option grant of 5,000 shares to each non-employee director, to increase the annual September option grant from 3,000 to 4,000 shares and to provide for payment of director retainer fees all or one-half in Company common stock.

   The 1993 ISP permits the grant of incentive stock options ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

   Grants of options under the 1993 ISP shall be for terms specified by the Committee, except that the term shall not exceed 10 years. Provisions of the 1993 ISP generally provide that in the event of a change in control all options become immediately and fully exercisable and all restrictions on restricted stock lapse.

   As part of the 1993 ISP, the shareholders approved an amendment in May 1995, whereby each non-employee director of the Company receives a grant of NSOs for 4,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"). Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant. The first grant of the Director Options was made on September 1, 1993.

   The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

   Under the 1993 ISP, there were 569,430 and 274,788 vested options which could have been exercised for a total exercise price of $25.1 million and $10.8 million at December 31, 1996 and 1995. In addition, at December 31, 1996 and 1995 there were 1,387,439 and 1,741,226 shares available for additional grants under the 1993 ISP, respectively. The 1993 ISP shall terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under the 1993 ISP thereafter.

   The Company granted, as of February 1, 1997, under the 1993 ISP an aggregate of approximately 1,020,600 restricted stock awards of 200 shares each to approximately 4,907 RadioShack store managers and 400 shares each to 98 Computer City store managers. These shares vest on February 1, 2002, or earlier if certain events occur. The benefits are: (1) if managers are employed as a store manager or higher position by the Company after February 1, 1999 and the Company common stock for 20 consecutive trading days closes at $67 5/8 or more, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2002 if the managers are employed as store managers or a higher position of the Company, at that time. The Company, as of February 1, 1997, also granted an aggregate of approximately 185,250 stock options of 750 shares each to RadioShack district sales managers, 1,500 shares each to RadioShack regional sales managers, and 1,000 shares each to Computer City sales managers. The exercise price of the options are equal to the fair market value at the date of the grant. Compensation expense, equal to the number of shares that ultimately vests at fair market value at the vesting date, will be recognized when the shares vest. Accordingly, earnings per share will not be affected until the shares vest.

   On January 2, 1996, the Committee awarded a total of 26,500 shares of restricted stock to the five highly compensated executive officers named in the proxy statement. These shares vest ratably over three years. Compensation expense will be recognized ratably over the vesting period.

   Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stockbased Compensation" ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected dividend yield of 2.0% and 1.3%, expected volatility of 27.9% and 27.3%, risk free interest rates of 6.7% and 6.1%, and expected lives of seven years each.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information follows:

(in millions,
  except per share amounts)            1996                      1995
---------------------------  ----------------------    -----------------------
                             As Reported  Pro Forma    As Reported   Pro Forma
                             -----------  ---------    -----------   ---------
Income (loss) available
 to common shareholders      $   (97.9)   $  (101.6)   $   205.4     $   203.2
Income (loss) per common
 share                       $   (1.64)   $   (1.70)   $    3.12     $    3.09


   The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to 1995 and additional awards are anticipated in future years.

   A summary of stock option transactions under both of the Company's stock option plans and information about fixed-price stock options follows:


Summary of Stock Option Transactions

(Share amounts in
  thousands)                     1996               1995             1994
-----------------       ------------------  ------------------ ---------------
                                Weighted-           Weighted-        Weighted-
                                 Average             Average          Average
                                 Exercise            Exercise         Exercise
                         Shares    Price    Shares    Price    Shares   Price
                        --------  --------  --------  -------- ------- -------
Outstanding at beginning
 of year                  2,199   $ 41.03    2,176   $ 36.17   1,964    $ 34.52
Grants                      454     41.92      522     55.27     398      43.80
Exercised                  (268)    35.05     (493)    34.45     (76)     32.60
Forfeited                  (101)    53.95       (6)    41.64    (110)     37.08
                        -------            -------           -------
Outstanding at end of
 year                     2,284     41.34    2,199     41.03   2,176      36.17
                        =======            =======           =======

Exercisable at end of
 year                     1,368   $ 38.39    1,253   $ 35.48   1,447    $ 34.48
                        =======            =======           =======

Weighted-average fair
 value of options
 granted during the
 year                  $  14.99           $  20.50               --
                        =======            =======




Fixed Price Stock Options

                            Options Outstanding            Options Exercisable
                    -----------------------------------  -----------------------
                                  Weighted-
                                   Average     Weighted-              Weighted-
                        Shares    Remaining     Average   Shares       Average
   Range of         Outstanding  Contractual   Exercise  Exercisable   Exercise
Exercise Prices     at 12/31/96     Life        Price    at 12/31/96    Price
---------------     -----------  -----------   --------  -----------  ----------
$24.25 - 31.13           429      5.05 yrs      $ 28.09      411      $ 28.00
 32.63 - 39.16           322      5.25 yrs        36.89      286        36.86
 40.19 - 46.13         1,055      6.90 yrs        41.84      510        42.39
 47.00 - 51.63            63      8.33 yrs        48.43       25        48.58
 55.50 - 62.63           415      8.80 yrs        56.13      136        56.13
                     -------                             -------
 24.25 - 62.63         2,284      6.71 yrs        41.34    1,368        38.39
                     =======                             =======

NOTE 19-PREFERRED SHARE PURCHASE RIGHTS
   In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. The rights, as amended, which will expire on June 22, 2000, are currently represented by the common stock certificates and when they become exercisable will entitle holders to purchase one one-thousandth of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $140 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the prior consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any person becoming an Acquiring Person. In the event that any person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a prior market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any person becomes an Acquiring Person, the Company engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a prior market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.05 per right prior to any person becoming an Acquiring Person or, under certain circumstances, after the expiration of the 60-day period described above, but the rights may not be redeemed or the rights plan amended for 180 days following a change in a majority of the members of the Board (or if certain agreements are entered into during such 180-day period).

NOTE 20-TERMINATION PROTECTION PLANS
   In August 1990 and in May 1995, the Board of Directors of the Company approved termination protection plans and amendments to various other benefit plans described in Notes 16 and 17. These plans provide for defined termination benefits to be paid to eligible employees of the Company who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, the Company, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, the Company may not terminate or change existing employee benefit plans in any way which will effect accrued benefits or decrease the rate of the Company's contribution to the plans.

NOTE 21-ISSUANCE OF SERIES C PERCS AND TENDER OFFER
   In February 1992, the Company issued 15.0 million depositary shares of Series C Conversion Preferred Stock ("Series C PERCS") at $29.50 per depositary share (equivalent to $2,950.00 for each Series C PERCS). Each of the depositary shares represented ownership of 1/100th of a share of Series C PERCS. The annual dividend for each depositary share was $2.14 (based on the annual dividend rate for each Series C PERCS of $214.00).

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

NOTE 22-SUPPLEMENTAL CASH FLOW INFORMATION
   The effects of changes in foreign exchange rates on cash balances have not been material. Cash flows from operating activities included cash payments as follows:

                                   Year ended December 31,
                            --------------------------------------
(In millions)                 1996           1995           1994
-------------               --------      ---------       --------
Interest paid               $   37.8      $    34.8       $   31.4
Income taxes paid           $   60.7      $    68.4       $   84.5


   Capital lease obligations of $4.4 million and $6.0 million were recorded during the years ended December 31, 1996 and 1995, respectively, for the lease of certain retail stores. In July 1996, the Company received AST stock valued at $30.0 million as partial payment of a note receivable (See Note 5).

NOTE 23-LITIGATION
   A consolidated action titled O'Sullivan Industries Holdings, Inc. Securities Litigation, which involved the Company and was commenced in 1994 before the United States District Court for the Western District of Missouri has been settled. The Court, on July 2, 1996, approved the settlement of this litigation and entered a Final Judgment thereby resolving this entire litigation. The Company had previously reserved for the financial impact of the settlement and, therefore, the settlement has not had a material adverse effect on its results of operations or financial condition.

   Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1996. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

NOTE 24-RELATIONS WITH INTERTAN
   Summarized in the tables below are the notes and other receivables due from InterTAN at December 31, 1996 and 1995 as well as the income components generated from operations relative to InterTAN for each of the three years ended December 31, 1996, 1995 and 1994. The estimated fair market value of the note receivable approximates $28.4 million at December 31, 1996. The Company purchased the notes at a discount and InterTAN has an obligation to pay the gross amount of the notes.

                                  Balance at December 31,
                                ---------------------------
(In millions)                      1996              1995
-------------                   ----------       ----------
Gross amount of notes           $     27.8       $     44.9
Discount                              (8.3)           (12.2)
                                ----------       ----------
Net amount of notes                  $19.5       $     32.7
                                ==========       ==========

Current portion of notes        $      4.9       $     14.6
Non-current portion of notes          14.6             18.1
Other current receivables              4.6              6.7
                                ----------       ----------
                                $     24.1       $     39.4
                                ==========       ==========



                             Year Ended December 31,
                                -----------------------------------------
(In millions)                      1996           1995            1994
-------------                   ----------     ----------      ----------
Sales and commission income     $      8.5     $     10.9     $     19.8
Interest income                        2.9            4.1            4.4
Accretion of discount                  3.8            4.2            3.9
Royalty income                         2.0            0.8             --
                                ----------     ----------     ----------
Total income                    $     17.2     $     20.0     $     28.1
                                ==========     ==========     ==========

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

   In August 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached an agreement with InterTAN's banking syndicate to buy approximately $42.0 million of InterTAN's debt at a negotiated, discounted price. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% due semiannually beginning February 25, 1994 and semiannual principal payments beginning February 25, 1995 (the "Series A" note). Trans World provided approximately $10.0 million in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% was due semiannually beginning February 25, 1994 and the note was paid in full in 1996. Trans World also has received warrants with a five-year term exercisable for approximately 1,450,000 shares of InterTAN common stock at an exercise price of $6.618 per share. The fair market value of these warrants was approximately $1.0 million at December 31, 1996. As required by an agreement with Tandy, InterTAN has registered the warrants under the Securities Act of 1933. At December 31, 1996, InterTAN's common stock price was $4.88 per share. At February 19, 1997, InterTAN's common stock price was $4.25 per share.

   Subject to certain conditions described below, all of Tandy's debt from InterTAN is secured by a first priority lien on substantially all of InterTAN's assets in Canada and the U.K. The Company was also granted a mortgage by InterTAN on certain real property in Australia in 1996.

   A merchandise agreement was reached with InterTAN in October 1993, as subsequently amended, which requires a percentage of future purchase orders to be backed by letters of credit posted by InterTAN. New license agreements, as amended, provide a royalty payable to Tandy, which began in the September 1995 quarter. InterTAN had obligations for purchase orders outstanding for merchandise ordered by A&A for InterTAN but not yet shipped totaling approximately $23.2 million at December 31, 1996.

   InterTAN increased its bank revolving credit facility with its new banking syndicate to Canadian $60.0 million (U.S. $43.8 million equivalent at December 31, 1996) in 1994. At December 31, 1996, InterTAN had borrowed $2.6 million under this facility. In the event of InterTAN's default on the bank credit line, Tandy will, at the option of InterTAN's new banking syndicate, purchase InterTAN's inventory and related accounts receivable at 50% of their net book value, up to the amount of outstanding bank loans, but not to exceed Canadian $60.0 million. In that event, Tandy could foreclose on its first priority lien on InterTAN's assets in Canada and the U.K. If Tandy fails to purchase the inventory and related accounts receivable of InterTAN from the banking syndicate, the syndicate, upon notice to Tandy and expiration of time, can foreclose upon InterTAN's assets in Canada and the U.K. ahead of Tandy. The inventory repurchase agreement between InterTAN's banking syndicate and Tandy has been amended and restated to reflect the foregoing.

   A&A will continue as the exclusive purchasing agent for InterTAN in the Far East on a commission basis.

   Through February 1997, InterTAN has met all of its payment obligations to Tandy. Reported income before taxes for the six months ended December 31, 1996 approximated $10.0 million compared to $13.2 million for the six months ended December 31, 1995. Nothing has come to the attention of management which would indicate that InterTAN would not be able to continue to meet its payment obligations pursuant to the debt agreements with Tandy.

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

NOTE 25-QUARTERLY DATA (UNAUDITED)
   As the Company's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

   During the quarter ended December 31, 1996, the Company recognized a FAS 121 charge and a restructuring charge of $86.8 million and $136.6 million, respectively. In addition, gross profit for the fourth quarter of 1996 was impacted by a lower of cost or market inventory impairment of $91.4 million, largely attributable to the restructuring plan associated with inventory liquidations for closed stores (see Note 3).

QUARTERLY DATA (Unaudited)
                               Three Months Ended
(In millions, except             -----------------------------------------------
  per share amounts)              March 31    June 30     Sept. 30     Dec. 31
--------------------------------------------------------------------------------
Year ended December 31, 1996:
Net sales and operating revenues  $1,447.0    $1,352.9    $1,434.9    $2,050.7
Gross profit                      $  491.7    $  474.0    $  484.2    $  572.5
Net income (loss)                 $   14.5    $    9.3    $   22.3    $ (137.7)

Net income(loss)available per
 average common and common
 equivalent share                 $    0.21   $   0.13    $   0.35    $  (2.39)

Dividends declared per common
 share                            $    0.20   $   0.20    $   0.20    $   0.20

Average common and common
 equivalent shares outstanding         61.4       61.0        59.7        58.2

Year ended December 31, 1995:
Net sales and operating revenues  $ 1,226.6   $1,185.1    $1,339.9    $2,087.5
Gross Profit                      $   446.6   $  445.8    $  478.5    $  703.3
Net Income                        $    38.9   $   37.9    $   44.9    $   90.2

Net income available per average
 common and common equivalent
 share                            $    0.55   $   0.55    $   0.66    $   1.39

Dividends declared per common
 share                            $    0.18   $   0.18    $   0.18    $   0.20

Average common and common
 equivalent shares outstanding         68.2       66.2        65.7        63.7

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

2b Amended and Restated Stock Exchange Agreement dated February 1, 1994 by and among O'Sullivan Industries Holdings, Inc., and TE Electronics Inc. (filed as Exhibit 2b to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

2c U.S. Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S.Underwriters which included Merrill Lynch & Co., Wheat First Butcher & Singer, The Chicago Dearborn Company and Rauscher Pierce Refsnes, Inc. (filed as Exhibit 2c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated  herein by  reference).

2d International Purchase Agreement dated January 26, 1994 by and among O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the U.S. Underwriters which included Merrill Lynch International Limited and UBS Limited (filed as Exhibit 2d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

2e Acquisition Agreement dated January 18, 1995 between Hurley State Bank, as purchaser and Tandy Credit Corporation as seller (without exhibits) (filed as Exhibit (c) to Tandy's January 18, 1995 Form 8-K filed on February 2, 1995, Accession No. 0000096289-95-000008 and incorporated herein by reference).

2e(i) Amendment No.1 to Acquisition Agreement dated January 18, 1995 between Tandy Credit Corporation, Tandy National Bank and Hurley State Bank (filed as Exhibit 2 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and
               incorporated herein by reference).
2f Agreement Plan of Merger dated March 30, 1995 by and among Tandy Corporation, Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and incorporated herein by reference).

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

3a(v) Certificate of Designation, Series C Conversion Preferred Stockdated February 13, 1992 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock
               Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference). 3b Tandy Corporation Bylaws, restated as of January 1, 1996 (filed as Exhibit 3B to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and incorporated herein by reference).

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

4g Third Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen banks, dated as of June 28, 1996 (Facility A) (filed as Exhibit 4g to Tandy's Form 10-Q on August 14, 1996, Accession No. 0000096289-96-000010 and incorporated herein by reference).

4h             Fourth  Amendment to the Revolving  Credit  Agreement        (59)
               between Tandy Corporation and Texas Commerce Bank as
               Agent for eighteen banks, dated as of February 18, 1997
               (Facility A).

4i             Third Amendment to the Revolving Credit Agreement            (81)
               between Tandy  Corporation and  Texas  Commerce
               Bank as Agent for eighteen banks, dated as of February 18, 1997 (Facility B).

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

11             Statement of Computation of Earnings per Share              103

12             Statement of Computation of Ratios of Earnings to
               Fixed Charges                                               104

21             Subsidiaries                                                105

23             Consent of Independent Accountants                          106

27             Financial Data Schedule

-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                   EXHIBIT 4h

                                FOURTH AMENDMENT
                                        TO
                   REVOLVING CREDIT AGREEMENT (FACILITY A)


        THIS FOURTH AMENDMENT TO REVOLVING CREDIT AGREEMENT (FACILITY A) (this "Amendment") dated as of February 18, 1997 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions listed on the signature pages under the heading Banks (collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent (in such capacity, the "Agent") for the Banks.
                              PRELIMINARY STATEMENT
        (a) The Company, certain of the Banks, BARCLAYS BANK PLC ("Barclays"), THE CHASE MANHATTAN BANK, formerly The Chase Manhattan Bank, N.A. ("Chase"), and the Agent entered into a Revolving Credit Agreement (Facility A) (the "Original Credit Agreement") dated as of May 27, 1994.
        (b) The Company, certain of the Banks, Barclays, Chase and the Agent entered into the Agreement and First Amendment To Revolving Credit Agreement (Facility A) (the "First Amendment") dated as of May 26, 1995 modifying the Original Credit Agreement by inter alia adding CITICORP USA, INC. ("Citicorp"), and COMMERZBANK AKTIENGELLSCHAFT, ATLANTA AGENCY ("Commerzbank"), as Banks under the Credit Agreement and retiring Barclays as a Bank thereunder.
        (c) The Company, certain of the Banks, Chase and the Agent entered into the Second Amendment to Revolving Credit Agreement (Facility A) (the "Second Amendment") dated as of May 24, 1996 modifying the Original Credit Agreement, as amended by the First Amendment.
        (d) The Company, the Banks, Chase and the Agent entered into a Third Amendment to Revolving Credit Agreement (Facility A) (the "Third Amendment") dated as of June 28, 1996 modifying the Original Credit Agreement as amended by the First Amendment and the Second Amendment (the Original Credit Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment being the "Credit Agreement") by inter alia adding UNION BANK OF SWITZERLAND and THE SAKURA BANK, LIMITED, as Banks thereunder and retiring Chase as a Bank thereunder.
        (e) The Company has requested that the Banks amend the last paragraph of
Section 6.02 to exclude from the provisions thereof the sale and disposition of assets related to the Company's Incredible Universe business.
        (f) All capitalized terms defined in the Credit Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.
        NOW,  THEREFORE,  in  consideration  of the  premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Banks and the Agent hereby agree as follows:
        SECTION 1. Amendment to Section 6.02 of the Credit Agreement. The last paragraph of Section 6.02 of the Credit Agreement is hereby amended in its entirety to read as follows:
               "For purposes of this Section 6.02 only, a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a `substantial part' of the assets of the Company and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Company and its Subsidiaries (other than pursuant to clauses (u),
        (v), (x) and (z) of this Section 6.02) during the same fiscal year, exceeds 15% of the Company's consolidated total assets as of the end of the immediately preceding fiscal year; provided, however, there shall be excluded from such 15% for the fiscal year ending December 31, 1997, the value of all assets related to the Company's Incredible Universe business. As used in the preceding sentence, the term `value' shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with `book value' being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.".
        SECTION 2. Conditions to Effectiveness. This Amendment shall become effective when, and only when, the following conditions have been fulfilled:
               (a) the Company and the Required Banks shall have executed a counterpart of this Amendment; and
               (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company and the Required Banks.
        SECTION 3. Representations and Warranties True; No Default or Event of Default. The Company hereby represents and warrants to the Agent and the Banks that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.
        SECTION 4. Reference to the Credit Agreement and Effect on the Notes.
        (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
        (b) Upon the effectiveness of this Amendment, each reference in the Notes to "the Credit Agreement" shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
        (c) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.
        SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE COMPANY, THE BANKS AND THE AGENT AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.
        SECTION 6. Descriptive Headings. The section headings appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.
        SECTION 7. FINAL AGREEMENT OF THE PARTIES. THE CREDIT AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.
        SECTION 8. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
        IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.
                                TANDY CORPORATION

                             By: /s/ Loren K. Jensen
                                            -------------------------
                                            Name:   Loren K. Jensen
                                            Title:  Vice President-Treasurer


                               TEXAS COMMERCE BANK
                         NATIONAL ASSOCIATION, as Agent

                             By: /s/ B. B. Wuthrich
                                            -------------------------
                                            Name:   B. B. Wuthrich
                              Title: Vice President


                                            Banks

                                            BANK OF AMERICA ILLINOIS, as
                                            successor to Bank of America
                           National Trust and Savings
                                            Association

                            By: /s/ W. Thomas Barnett
                                            --------------------------
                                            Name:   W. Thomas Barnett
                              Title: Vice President


                                            Banks

                              THE BANK OF NEW YORK

                             By: /s/ Charlotte Sohn
                                            -------------------------
                                            Name:   Charlotte Sohn
                              Title: Vice President


                                            Banks

                              BANK ONE, TEXAS, N.A.

                             By: /s/ John D. Hudgens
                                            -------------------------
                                            Name:   John D. Hudgens
                              Title: Vice President


                                            Banks

                                            BANK OF TOKYO- MITSUBISHI TRUST
                                            COMPANY, SUCCESSOR BY MERGER TO THE
                           BANK OF TOKYO TRUST COMPANY

                             By: /s/ Jean K. Reilly
                                            --------------------------
                                            Name:   Jean K. Reilly
                              Title: Vice President


                                            Banks

                                            CREDIT LYONNAIS NEW YORK BRANCH

                            By: /s/ Robert Ivosevich
                                            --------------------------
                                            Name:   Robert Ivosevich
                                            Title:  Senior Vice President


                                            Banks

                                            THE FIRST NATIONAL BANK OF BOSTON

                           By: /s/ Bethann R. Halligan
                                            ---------------------------
                                            Name:   Bethann R. Halligan
                            Title: Division Executive


                                            Banks

                                            FIRST UNION NATIONAL BANK OF
                                            NORTH CAROLINA

                             By: /s/ Jane W. Workman
                                            --------------------------
                                            Name:   Jane W. Workman
                                            Title:  Senior Vice President


                                            Banks

                                MELLON BANK, N.A.

                             By: /s/ Marc T. Kennedy
                                            -------------------------
                                            Name:   Marc T. Kennedy
                                            Title:  Assistant Vice President


                                            Banks

                                            NATIONAL WESTMINSTER BANK, Plc

                            By: /s/ Gregory Stoeckle
                                            --------------------------
                                            Name:   Gregory Stoeckle
                              Title: Vice President


                                            NATIONAL WESTMINSTER BANK, Plc
                                            Nassau Branch

                            By: /s/ Gregory Stoeckle
                                            --------------------------
                                            Name:   Gregory Stoeckle
                              Title: Vice President


                                            Banks

                           NATIONSBANK OF TEXAS, N.A.

                               By: /s/ Dan Killian
                                            -------------------------
                                            Name:   Dan Killian
                              Title: Vice President


                                            Banks

                                            SOCIETE GENERALE, SOUTHWEST AGENCY

                                            By: /s/ Louis P. Laville, III
                                            ------------------------------
                                            Name:   Louis P. Laville, III
                              Title: Vice President


                                            Banks

                           THE SUMITOMO BANK, LIMITED
                                            HOUSTON AGENCY

                             By: /s/ Harumitsu Seki
                                            ------------------------
                                            Name:   Harumitsu Seki
                             Title: General Manager


                                            Banks

                               TEXAS COMMERCE BANK
                              NATIONAL ASSOCIATION

                             By: /s/ B. B. Wuthrich
                                            -------------------------
                                            Name:   B. B. Wuthrich
                              Title: Vice President


                                            Banks

                                            TORONTO DOMINION (TEXAS), INC.

                             By: /s/ Darlene Riedel
                                            ------------------------
                                            Name:   Darlene Riedel
                              Title: Vice President


                                            Banks

                               CITICORP USA, INC.

                             By: /s/ Robin F. Lenna
                                            ------------------------
                                            Name:   Robin F. Lenna
                              Title: Vice President


                                            Banks

                                            COMMERZBANK, AKTIENGESELLSCHAFT,
                                            ATLANTA AGENCY

                              By: /s/ Harry Yergey
                                            -----------------------
                                            Name:   Harry Yergey
                              Title: Vice President


                              By: /s/ Eric Kagerer
                                            ----------------------
                                            Name:   Eric Kagerer
                              Title: Vice President


                                            Banks

                            UNION BANK OF SWITZERLAND

                             By: /s/ Dieter Hoeppli
                                            -------------------------
                                            Name:   Dieter Hoeppli
                                            Title   Vice President


                           By: /s/ Daniel R.Strickford
                                            ----------------------------
                                            Name:   Daniel R. Strickford
                                            Title:  Assistant Vice President


                                            Banks

                            THE SAKURA BANK, LIMITED

                            By: /s/ Yasumasa Kikuchi
                                            ---------------------------
                                            Name:   Yasumasa Kikuchi
                                            Title:  Senior Vice President

                                                                   EXHIBIT 4i


                            THIRD AMENDMENT
                                   TO
                  REVOLVING CREDIT AGREEMENT (FACILITY B)


        THIS THIRD AMENDMENT TO REVOLVING CREDIT AGREEMENT (FACILITY B) (this "Amendment") dated as of February 18, 1997 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions listed on the signature pages under the heading Banks (collectively, the "Banks"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent (in such capacity, the "Agent") for the Banks.
                              PRELIMINARY STATEMENT
        (a) The Company, certain of the Banks, BARCLAYS BANK PLC ("Barclays"), THE CHASE MANHATTAN BANK, formerly The Chase Manhattan Bank, N.A. ("Chase"), and the Agent entered into a Revolving Credit Agreement (Facility B) (the "Original Credit Agreement") dated as of May 27, 1994.
        (b) The Company, certain of the Banks, Barclays, Chase and the Agent entered into the Agreement and First Amendment To Revolving Credit Agreement (Facility B) (the "First Amendment") dated as of May 26, 1995 modifying the Original Credit Agreement by inter alia adding CITICORP USA, INC. ("Citicorp"), and COMMERZBANK AKTIENGELLSCHAFT, ATLANTA AGENCY ("Commerzbank"), as Banks under the Credit Agreement and retiring Barclays as a Bank thereunder.
        (c) The Company, certain of the Banks, Chase and the Agent entered into an Agreement and Second Amendment to Revolving Credit Agreement (Facility B) (the "Second Amendment") dated as of May 24, 1996 modifying the Original Credit Agreement, as amended by the First Amendment (the Original Credit Agreement as amended by the First Amendment and the Second Amendment being the "Credit Agreement") by inter alia adding UNION BANK OF SWITZERLAND and THE SAKURA BANK, LIMITED, as Banks thereunder and retiring Chase as a Bank thereunder.
        (d) The Company has requested that the Banks amend the last paragraph of
Section 6.02 to exclude from the provisions thereof the sale and disposition of assets related to the Company's Incredible Universe business.
        (e) All capitalized terms defined in the Credit Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.
        NOW,  THEREFORE,  in  consideration  of the  premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Banks and the Agent hereby agree as follows:
        SECTION 1. Amendment to Section 6.02 of the Credit Agreement. The last paragraph of Section 6.02 of the Credit Agreement is hereby amended in its entirety to read as follows:
               "For purposes of this Section 6.02 only, a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a `substantial part' of the assets of the Company and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Company and its Subsidiaries (other than pursuant to clauses (u),
        (v), (x) and (z) of this Section 6.02) during the same fiscal year, exceeds 15% of the Company's consolidated total assets as of the end of the immediately preceding fiscal year; provided, however, there shall be excluded from such 15% for the fiscal year ending December 31, 1997, the value of all assets related to the Company's Incredible Universe business. As used in the preceding sentence, the term `value' shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with `book value' being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.".
        SECTION 2. Conditions to Effectiveness. This Amendment shall become effective when, and only when, the following conditions have been fulfilled:
               (a) the Company and the Required Banks shall have executed a counterpart of this Amendment; and
               (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company and the Required Banks.
        SECTION 3. Representations and Warranties True; No Default or Event of Default. The Company hereby represents and warrants to the Agent and the Banks that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.
        SECTION 4. Reference to the Credit Agreement and Effect on the Notes.
        (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
        (b) Upon the effectiveness of this Amendment, each reference in the Notes to "the Credit Agreement" shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
        (c) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.
        SECTION 5. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE COMPANY, THE BANKS AND THE AGENT AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.
        SECTION 6. Descriptive Headings. The section headings appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.
        SECTION 7. FINAL AGREEMENT OF THE PARTIES. THE CREDIT AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.
        SECTION 8. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
        IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.
                                TANDY CORPORATION

                             By: /s/ Loren K. Jensen
                                            -------------------------
                                            Name:    Loren K. Jensen
                                            Title:   Vice President-Treasurer


                               TEXAS COMMERCE BANK
                         NATIONAL ASSOCIATION, as Agent

                             By: /s/ B. B. Wuthrich
                                            -------------------------
                                            Name:    B. B. Wuthrich
                                            Title:   Vice President


                                            Banks

                                            BANK OF AMERICA ILLINOIS, as
                                            successor to Bank of America
                           National Trust and Savings
                                            Association

                            By: /s/ W. Thomas Barnett
                                            --------------------------
                                            Name:    W. Thomas Barnett
                                            Title:   Vice President


                                            Banks

                              THE BANK OF NEW YORK

                             By: /s/ Charlotte Sohn
                                            --------------------------
                                            Name:    Charlotte Sohn
                                            Title:   Vice President


                                            Banks

                              BANK ONE, TEXAS, N.A.

                             By: /s/ John D. Hudgens
                                            --------------------------
                                            Name:    John D. Hudgens
                                            Title:   Vice President


                                            Banks

                                            BANK OF TOKYO- MITSUBISHI TRUST
                                            COMPANY, SUCCESSOR BY MERGER
                                            TO THE BANK OF TOKYO TRUST COMPANY

                             By: /s/ Jean K. Reilly
                                            -------------------------
                                            Name:    Jean K. Reilly
                                            Title:   Vice President


                                            Banks

                                            CREDIT LYONNAIS NEW YORK BRANCH

                            By: /s/ Robert Ivosevich
                                            --------------------------
                                            Name:    Robert Ivosevich
                                            Title:   Senior Vice President


                                            Banks

                                            THE FIRST NATIONAL BANK OF BOSTON

                                            By:  /s/ Bethann R. Halligan
                                            ----------------------------
                                            Name:    Bethann R. Halligan
                                            Title:   Division Executive


                                            Banks

                                            FIRST UNION NATIONAL BANK OF
                                            NORTH CAROLINA

                             By: /s/ Jane W. Workman
                                            ---------------------------
                                            Name:    Jane W. Workman
                                            Title:   Senior Vice President


                                            Banks

                                MELLON BANK, N.A.

                             By: /s/ Marc T. Kennedy
                                            --------------------------
                                            Name:    Marc T. Kennedy
                                            Title:   Assistant Vice President


                                            Banks

                                            NATIONAL WESTMINSTER BANK, Plc

                            By: /s/ Gregory Stoeckle
                                            ---------------------------
                                            Name:    Gregory Stoeckle
                                            Title:   Vice President


                                            NATIONAL WESTMINSTER BANK, Plc
                                            Nassau Branch

                            By: /s/ Gregory Stoeckle
                                            ---------------------------
                                            Name:    Gregory Stoeckle
                                            Title:   Vice President


                                            Banks

                           NATIONSBANK OF TEXAS, N.A.

                               By: /s/ Dan Killian
                                            ---------------------------
                                            Name:    Dan Killian
                                            Title:   Vice President


                                            Banks

                                            SOCIETE GENERALE, SOUTHWEST AGENCY

                                            By:  /s/ Louis P. Laville, III
                                            ------------------------------
                                            Name:    Louis P. Laville, III
                                            Title:   Vice President


                                            Banks

                           THE SUMITOMO BANK, LIMITED
                                            HOUSTON AGENCY

                             By: /s/ Harumitsu Seki
                                            ----------------------------
                                            Name:    Harumitsu Seki
                                            Title:   General Manager


                                            Banks

                               TEXAS COMMERCE BANK
                              NATIONAL ASSOCIATION

                             By: /s/ B. B. Wuthrich
                                            -------------------------
                                            Name:    B. B. Wuthrich
                                            Title:   Vice President


                                            Banks

                                            TORONTO DOMINION (TEXAS), INC.

                             By: /s/ Darlene Riedel
                                            -------------------------
                                            Name:    Darlene Riedel
                                            Title:   Vice President


                                            Banks

                               CITICORP USA, INC.

                             By: /s/ Robin F. Lenna
                                            --------------------------
                                            Name:    Robin F. Lenna
                                            Title:   Vice President


                                            Banks

                                            COMMERZBANK, AKTIENGESELLSCHAFT,
                                            ATLANTA AGENCY

                              By: /s/ Harry Yergey
                                            ------------------------
                                            Name:    Harry Yergey
                                            Title:   Vice President


                              By: /s/ Eric Kagerer
                                            ------------------------
                                            Name:    Eric Kagerer
                                            Title:   Vice President


                                            Banks

                            UNION BANK OF SWITZERLAND

                             By: /s/ Dieter Hoeppli
                                            -------------------------
                                            Name:    Dieter Hoeppli
                                            Title    Vice President


                                            Banks

                            THE SAKURA BANK, LIMITED

                            By: /s/ Yasumasa Kikuchi
                                            --------------------------
                                            Name:    Yasumasa Kikuchi
                                            Title:   Senior Vice President

                            TANDY CORPORATION                        EXHIBIT 11
             STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                         Year Ended
                                                        December 31,
                                        ----------------------------------------
(In millions, except
  per share amounts)                             1996        1995         1994
 -------------------------------------------------------------------------------
Primary Earnings Per Share

Reconciliation of net income (loss) per statements of income to amounts used in computation of primary earnings per share:

 Net income (loss), as reported              $  (91.6)    $  211.9     $  224.3
 Less dividends on preferred stock:
   Series B                                      (6.3)        (6.5)        (6.7)
                                             --------     --------     --------
 Net income (loss) available to common
   shareholders for primary earnings per
   share                                     $  (97.9)    $  205.4     $  217.6
                                             ========     ========     ========

 Weighted average number of common
   shares outstanding                            59.8         63.2         62.8
 Weighted average number of $2.14
   depositary shares,representing Series
   C preferred stock, treated as common
   stock due to mandatory conversion (b)           --          2.2         11.8
 Weighted average number of common
   shares issuable under stock option
   plans, net of assumed treasury stock
   repurchases at average market prices            (c)          .5           .3
                                             --------     --------     --------
 Weighted average number of common and
   common equivalent shares outstanding          59.8         65.9         74.9
                                             ========     ========     ========

 Net income (loss) available per average
   common and common equivalent share        $  (1.64)    $   3.12     $   2.91
                                             ========     ========     ========

Fully Diluted Earnings Per Share (a)

Reconciliation  of net  income  per  statements  of  income to  amounts  used in computation of fully diluted earnings per share:
Net income (loss) available to common
  shareholders                               $  (97.9)    $ 205.4      $  217.6
Adjustments for assumed conversion of
  Series B preferred stock to common stock as of the beginning of the period:
  Plus dividends on Series B preferred stock       (c)        6.5           6.8
Less additional contribution that would have
  been required for the TESOP if Series B
  preferred stock had been converted               (c)       (3.7)         (3.9)
                                             --------     --------     --------
Net income (loss) available per common and
  common equivalent share, as adjusted       $  (97.9)    $  208.2     $  220.5
                                             ========     ========     ========

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

Weighted average number of shares
  outstanding                                    59.8        65.9          74.9
Adjusted to reflect assumed exercise of stock
  options as of the beginning of the period
                                                   (c)         (c)           .1
Adjustment to reflect assumed conversion of
  Series B preferred stock to common stock as
  of the beginning of the period                   (c)        1.9           2.0
                                             --------    --------      --------
Weighted average number of common and
  common equivalent shares outstanding,
  as adjusted                                    59.8        67.8          77.0
                                             ========     ========      ========
Fully diluted net income (loss) available
  per average common and common equivalent
  share                                      $  (1.64)    $  3.07      $   2.86
                                             ========     ========      ========
(a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3% or is anti-dilutive.
(b) The amount in 1995 represents the pro rata portion of the Series C preferred stock outstanding prior to their conversion effective March 10, 1995.
(c)  For  the  years  ended  December  31,  1996  and  1995,   these  items  are
     antidilutive and thus are omitted from the calculation.


                                                                 EXHIBIT 12

                             TANDY CORPORATION
      STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
     AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (a)

                                                                                  Six Months      Year
                                                                                   Ended (a)     Ended
                                                Year Ended December 31,           December 31,   June 30,
(In millions, except per             -------------------------------------------  ------------   --------
  share amounts)                       1996       1995         1994        1993        1992        1992
---------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges:

Income (loss) from continuing
 operations                          (91.6)      211.9         224.3      195.6       67.7        210.7
Plus provision (benefit)for
 taxes                               (54.0)      131.3         135.2      115.5       35.2        119.8
                                  --------    --------      --------   --------   --------     --------
Income (loss) before income
 taxes                              (145.6)      343.2         359.5      311.1      102.9        330.5
                                  --------    --------      --------   --------   --------     --------

Fixed charges:

Interest expense and
 amortization of debt discount        36.4       33.7          30.0        39.7       20.5         43.1
Amortization of issuance
 expense                                .2         .3            .3          .4         .6           .6
Appropriate portion (33 1/3%)
 of rentals                           80.0       72.5          70.8        67.5       35.1         68.2
                                  --------    --------      --------   --------   --------     --------
Total fixed charges                  116.6      106.5         101.1       107.6       56.2        111.9
                                  --------    --------      --------   --------   --------     --------

Earnings before income taxes
 and fixed charges                $  (29.0)   $  449.7      $  460.6   $  418.7   $  159.1     $  442.4
                                  ========    ========      ========   ========   ========     ========

Ratio of earnings to fixed
charges                                 (b)      4.22          4.56        3.89       2.83         3.95
                                  ========    ========      ========   ========   ========     ========

Ratio of Earnings to Fixed
 Charges and Preferred
 Dividends:

Total fixed charges, as above     $  116.6    $  106.5      $  101.1   $  107.6   $   56.2     $  112.0
Preferred dividends                    6.3        11.3          38.9       36.7       18.5         20.0
                                  --------    --------      --------   --------   --------     --------
Total fixed charges and
 preferred dividends              $  122.9    $  117.8      $  140.0   $  144.3   $   74.7     $  132.0
                                  ========    ========      ========   ========   ========     ========

Earnings before income taxes
 and fixed charges                $  (29.0)   $  449.7      $  460.6   $  418.7   $  159.1     $  442.4
                                  ========    ========      ========   ========   ========     ========

Ratio of earnings to fixed
 charges and preferred
 dividends                              (c)      3.82          3.29        2.90       2.13         3.35
                                  ========    ========      ========   ========   ========     ========

(a) The computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends excludes results of operations from discontinued operations and fixed charges relating to these same operations.

(b) Earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million.

(c) Earnings were not sufficient to cover fixed charges and preferred dividends during 1996 by approximately $151.9 million.

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

                           TANDY CORPORATION

                               EXHIBIT 23

                  CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration No. 33-37970) of Tandy Corporation and to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 33-23178, 33-41523,
33-51019,  33-51599  and  33-51603)  of our  report  dated  February  19,  1997, appearing on page 29 in this Annual Report on Form 10-K.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Fort Worth, Texas
March 27, 1997