Form 10-Q
period 1997-03-31
TANDY CORP /DE/
filed 1997-05-14
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to

                           Commission File No. 1-5571


                                TANDY CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                     75-1047710
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)     Identification No.)

        100 Throckmorton Street, Suite 1800, Fort Worth, Texas   76102
         (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (817) 390-3700

                1800 One Tandy Center, Fort Worth, Texas  76102
                               (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 1997 was 54,289,857.

      Index to Exhibits is on Sequential Page No. 13. Total pages 18.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                  Three Months Ended
                                                       March 31,
(In millions, except per share amounts)          1997             1996
--------------------------------------      ------------     ------------

Net sales and operating revenues            $    1,291.7     $    1,447.0
Cost of products sold                              840.1            955.3
                                            ------------     ------------
Gross profit                                       451.6            491.7
                                            ------------     ------------

Expenses:
Selling, general and administrative                379.5            413.9
Depreciation and amortization                       23.6             25.4
Impairment of long-lived assets                       --             26.0
                                            ------------     ------------
                                                   403.1            465.3
                                            ------------     ------------

Income before interest and income taxes             48.5             26.4

Interest income                                      2.2              3.8
Interest expense                                    (9.0)            (7.1)
Net interest expense                        ------------     ------------
                                                    (6.8)            (3.3)

Income before income taxes                          41.7             23.1

Provision for income taxes                          16.1              8.6
                                            ------------     ------------

Net income                                          25.6             14.5

Preferred dividends                                  1.6              1.6
                                            ------------     ------------

Net income available to common
shareholders                                $       24.0     $       12.9
                                            ============     ============

Net income available per average
 common and common equivalent share         $       0.43     $       0.21
                                            ============     ============

Average common and common
 equivalent shares outstanding                      56.3             61.4
                                           =============     ============

Dividends declared per common share        $        0.20     $       0.20
                                           =============     ============


The accompanying notes are an integral part of these financial statements.

                   TANDY CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets (Unaudited)

                                            March 31,   December 31,   March 31,
(In millions)                                  1997          1996        1996
-------------                               ----------   ----------   ----------
Assets
Current assets:
 Cash and short-term investments            $    101.5   $    121.5  $    105.4
 Accounts and notes receivable, less
  allowance for doubtful accounts                180.3        227.2       279.5
 Inventories, at lower of cost or market       1,282.4      1,420.5     1,558.9
 Other current assets                            173.9        170.6        67.8
                                            ----------   ----------  ----------

    Total current assets                       1,738.1      1,939.8     2,011.6

Property, plant and equipment, at cost,
 less accumulated depreciation                   542.5        545.6       589.2

Other assets, net of accumulated
amortization                                     105.1         98.0        84.7
                                            ----------   ----------  ----------
                                            $  2,385.7   $  2,583.4  $  2,685.5
                                            ==========   ==========  ==========

Liabilities and Stockholders' Equity
 Current liabilities:
  Short-term debt, including current
   maturities of long-term debt             $    390.3   $    245.3  $    219.1
  Current portion of capital lease
   obligations                                     0.4          0.4         0.4
  Current portion of TESOP guarantee              12.3         12.3         9.8
  Accounts payable                               316.7        404.9       436.4
  Accrued expenses                               291.6        425.3       228.6
  Income taxes payable                            76.9        105.3        66.6
                                            ----------   ----------  ----------

    Total current liabilities                  1,088.2      1,193.5       960.9
                                            ----------   ----------  ----------

Long-term debt, excluding current
  maturities                                      35.1         35.1        63.7
Capital lease obligations, excluding
  current maturities                              29.2         29.3        28.3
Guarantee of TESOP indebtedness                   39.9         39.9        48.7
Other non-current liabilities                     22.2         20.8        19.7
                                            ----------   ----------  ----------
    Total other liabilities                      126.4        125.1       160.4
                                            ----------   ----------  ----------

Stockholders' Equity
 Preferred stock, no par value,
  1.0 million shares authorized
   Series A junior participating, 0.1
   million shares authorized and none issued        --           --          --
   Series B convertible, 0.1 million shares
    authorized and issued                        100.0        100.0       100.0
 Common stock, $1 par value, 250.0 million
  shares authorized with 85.6 million shares
  issued                                          85.6         85.6        85.6
 Additional paid-in capital                      106.3        105.3       102.6
 Retained earnings                             2,202.4      2,188.9     2,333.3
 Foreign currency translation effects             (2.7)        (1.0)       (1.9)
 Common stock in treasury, at cost,
  30.7 million, 28.4 million and 24.8
  million shares, respectively                (1,273.7)    (1,164.5)   (1,002.5)
 Unearned deferred compensation
  related to TESOP                               (44.9)       (46.9)      (52.9)
 Unrealized loss on securities
  available for sale                              (1.9)        (2.6)         --
                                            ----------   ----------  ----------
    Total stockholders' equity                 1,171.1      1,264.8     1,564.2
Commitments and contingent liabilities
                                            ----------   ----------  ----------
                                            $  2,385.7   $  2,583.4  $  2,685.5
                                            ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                   Three Months Ended
                                                         March 31,
                                                 -------------------------
(In millions)                                       1997           1996
------------                                     ----------     ----------

Cash flows from operating activities:
Net income                                       $     25.6     $     14.5

Adjustments to reconcile net income to
 net cash (used) provided by operating
 activities:
  Impairment of long-lived assets                        --           26.0
  Depreciation and amortization                        23.8           25.4
  Provision for credit losses and bad debts             0.9            0.3
  Other items                                           0.2           (0.1)

Changes in operating assets and liabilities:
  Receivables                                          31.3           44.3
  Inventories                                         128.2          (46.9)
  Other current assets                                  1.4           (2.4)
  Accounts payable, accrued expenses
  (including restructuring
   reserves) and income taxes                        (223.1)         (37.5)
                                                 ----------     ----------
  Net cash (used) provided by operating
   activities                                         (11.7)          23.6
                                                 ----------     ----------

Investing activities:
  Additions to property, plant and equipment          (22.7)         (44.6)
  Proceeds from sale of property, plant and
   equipment                                            0.6            0.9
  Other investing activities                           (2.3)          (2.9)
                                                 ----------     ----------
  Net cash used by investing activities               (24.4)         (46.6)
                                                 ----------     ----------

Financing activities:
  Purchase of treasury stock                         (129.9)         (57.2)
  Sale of treasury stock to employee
   stock purchase program                              12.5           15.0
  Proceeds from exercise of stock options               2.4            1.7
  Dividends paid, net of taxes                        (12.5)         (13.5)
  Changes in short-term borrowings, net               143.7           39.6
  Repayments of long-term borrowings                   (0.1)          (0.7)
                                                 ----------     ----------
  Net cash provided (used) by financing
   activities                                          16.1          (15.1)
                                                 ----------     ----------

Decrease in cash and short-term
  investments                                         (20.0)         (38.1)
Cash and short-term investments, beginning
  of period                                           121.5          143.5
                                                 ----------     ----------
Cash and short-term investments, end of period   $    101.5     $    105.4
                                                 ==========     ==========


The accompanying notes are an integral part of these financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2-EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

The pro-forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                    Three Months Ended March 31,
                    ----------------------------
                       1997             1996
                    -----------      -----------

Basic EPS           $      0.43      $      0.21
                    ===========      ===========

Diluted EPS         $      0.42      $      0.21
                    ===========      ===========

NOTE 3-SHARE REPURCHASE PROGRAM

On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional five million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares of which approximately 6.7 million shares had been purchased as of March 31, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. During the quarter ended March 31, 1997, the Company repurchased approximately 2.1 million shares under the program.

NOTE 4-RESTRUCTURING RESERVES

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City stores. During the first quarter of 1997, the assets of one Incredible Universe location was sold. As of March 31, 1997, all remaining Incredible Universe locations were closed except for six locations (the assets of one of the six was sold in April 1997). All 53 McDuff stores and 21 selected Computer City stores were closed as of March 31, 1997.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates, including but not limited to estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe(R) stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in liquidation and closing of asset sales, among other factors, could result in the charges and reserves previously estimated being inadequate, and future charges may be required.

Sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for the three months ended March 31 (unaudited):

(In millions)                          1997           1996
------------------------------------------------------------
Sales and operating revenue       $    127.7     $    348.1
Operating loss                    $    (14.7)    $    (25.8)


Pre-tax restructuring and other charges for 1996 totaled $366.3 million, categorized as follows on the 1996 Consolidated Statements of Income:

                                                  (In millions)
                                                    ----------
Impairment of long-lived assets (1)                 $    112.8
Lower of cost or market inventory impairment              91.4
Other restructuring                                      162.1 (2)
                                                    ----------
1996 pre-tax restructuring and other charges        $    366.3
                                                    ==========

(1) Reflects the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"("FAS 121") and the related restructuring charges.

(2) The remaining reserve at December 31, 1996 related to these charges was $137.7 million.

Following is an analysis of the amounts charged against the reserve during the quarter ended March 31, 1997:

                                               Charges
                                   Balance     1/1/97 -       Balance
(In millions)                     12/31/96      3/31/97       3/31/97
----------------------------------------------------------------------
Lease obligations               $     93.5   $    (31.1)    $     62.4
Contract termination costs            13.2         (9.9)           3.3
Termination benefits                   4.6         (1.5)           3.1
Other                                 26.4         (8.2)          18.2
Total                           ----------   ----------     ----------
                                $    137.7   $    (50.7)    $     87.0
                                ==========   ==========     ==========


NOTE 5-SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities included cash payments as follows:

                            Three Months Ended March 31,
                            ----------------------------
(In millions)                     1997        1996
--------------------------------------------------------
Interest paid                  $    7.5     $    6.9
Income taxes paid              $   44.2     $   23.6

In March 1997, the Company received notes approximating $15.1 million as a partial payment on the sale of Incredible Universe assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Factors That May Affect Future Results

Tandy Corporation ("Tandy" or "Company") participates in a highly competitive industry that is characterized by aggressive pricing practices in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk. In addition, see Restructuring Reserves for other factors that could affect earnings.

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

With the exception of historical information, the matters discussed herein contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, technological advances or a lack thereof, consumer demand for products and services, construction schedules being met, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment, maintenance of strategic alliances, and other risks indicated in filings by the Company with the Securities and Exchange Commission.

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended March 31 were:

                                       Three Months Ended
                                            March 31,
                                    -----------------------      % Increase
(In millions)                          1997           1996       (Decrease)
-------------                       ----------   ----------      ----------
RadioShack                          $    674.0   $    672.6 (1)       0.2%
Computer City                            471.0        409.0 (1)      15.2
                                    ----------   ----------
Total continuing retail                1,145.0      1,081.6           5.9

Total closing retail                     127.7        348.1         (63.3)
Other sales                               19.0         17.3           9.8
                                    ----------   ----------
                                    $  1,291.7   $  1,447.0         (10.7)%
                                    ==========   ==========

(1) Adjusted to exclude closed units associated with the 1996 restructuring plan.

Continuing retail operations generated a 5.9% sales gain for the three-month period ended March 31, 1997. Tandy Corporation's overall comparable store sales for U.S. and Canadian retail operations were flat for the quarter. Sales comparisons between 1997 and 1996 were unfavorably impacted by two additional sales days in the prior year first quarter which are attributable to leap year and the timing of the Easter holiday (Tandy's retail stores are closed Easter Sunday which was observed in March this year and in April during 1996).

RadioShack's overall continuing sales increased 0.2% during the first quarter and comparable store sales were down 1.7%. Sales of audio and video products were down in part due to industry trends. Offsetting these declines were 1997 first quarter increases in wireless product sales including cellular phones and Personal Communication Services ("PCS"), as well as increases in direct-to-home satellite systems. In addition, parts and accessories sales increased approximately 3.0% during the first quarter of 1997. Approximately 1,300 stores were selling PCS hardware and services at the end of the first quarter and that number is expected to increase to approximately 2,500 stores by the end of the third quarter of this year.

Computer City's overall continuing store sales increased 15.2% during the first quarter and U.S. and Canadian comparable store sales increased 0.6%. The overall sales increase is primarily attributable to 1997 revenues generated by 13 new stores that have opened since the first quarter of 1996. Same store sales growth in services and software was partially offset by declines in sales of non-MS-DOS compatible computers and related items.

RETAIL OUTLETS
                             March 31,   December 31,    March 31,  December 31,
                               1997          1996          1996         1995
--------------------------------------------------------------------------------
RadioShack
 Company owned (1)            4,875          4,942         4,840         4,831
 Dealer/Franchise             1,919          1,927         1,954         2,005
Computer City (1)                93            113           101            99
Incredible Universe (1)           6             17            18            17
                           --------       --------       --------     --------
Total Number of Retail
  Outlets (1)                 6,893          6,999          6,913        6,952
                           ========       ========       ========     ========

(1) Prior periods include stores closed under the December 1996 store closure plan.

Gross Profit

Gross profit as a percent of net sales and operating revenues was 35.0% during the three months ended March 31, 1997 as compared to 34.0% during the corresponding 1996 period. This increase in gross profit is a result of the reduction in sales of Tandy's lower gross margin retail formats, Computer City and Incredible Universe, as compared to total revenues. In the first quarter of 1997, Computer City and Incredible Universe accounted for approximately 46.3% of consolidated sales, compared to 49.8% in the first quarter of 1996. RadioShack's gross margin decreased less than 1%. Computer City's gross margin for the first quarter of 1997 remained flat in comparison to the first quarter of 1996. Excluding Incredible Universe, the gross profit percent of sales for the first quarter of 1997 would have approximated 37.5%. As the reduction of lower margin sales continues in relation to total sales, management anticipates gross profit will increase slightly for the year ended December 31, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of sales and operating revenues for the first quarter of 1997 were 29.4% as compared to 28.6% during the first quarter of 1996. This 0.8 percentage point increase is primarily a result of the reduction in sales of Computer City and Incredible Universe, as compared to total revenues. In the first quarter of 1997, Computer City and Incredible Universe accounted for approximately 46.3% of consolidated sales, compared to 49.8% in the first quarter of 1996. Rent and payroll costs were down in dollars; however, their resulting percent of sales increased over the first quarter of 1996. This was due to the lower combined sales of Computer City and Incredible Universe during the first quarter of 1997. Excluding Incredible Universe, SG&A as a percent of sales would have approximated 30.0% for the quarter ended March 31, 1997. The Company expects SG&A expenses as a percent of sales to increase slightly over the remainder of the fiscal year as Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation, continue to decline in their combined proportion of the Company's total business.

Restructuring Reserves

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City stores. During the first quarter of 1997, the assets of one Incredible Universe location was sold. As of March 31, 1997, all remaining Incredible Universe locations were closed except for six locations (the assets of one of the six was sold in April 1997). All 53 McDuff stores and 21 selected Computer City stores were closed as of March 31, 1997.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates including, but not limited to, estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe(R) stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in liquidation and closing of asset sales, among other factors, could result in the charges and reserves previously estimated being inadequate, and future charges would be required.

Computer City's strategy is to reposition its focus on target customers who are the experienced users, small office/home office group, and corporate accounts. Along with the target customer group focus, Computer City is working toward a more productive, higher margin mix of business in areas such as services, software and peripherals. The Company continues to closely monitor the operating results of this division. Management believes that its current restructuring strategy will improve this division's operations; however, there can be no assurance that it will be successful.

Net Interest Expense

Net interest expense for the quarter ending March 31, 1997 was $6.8 million, an increase of $3.5 million from $3.3 million in the first quarter of 1996. This net increase in expense is the result of two factors. First, the Company has increased its utilization of short-term borrowing facilities for the ongoing share repurchase program and secondly, principal reductions in interest bearing notes receivable have resulted in a decline in interest income. Interest expense is expected to continue to increase as short-term debt is refinanced under the anticipated long-term debt funding, and debt funding for share repurchases continues (see Cash Flow and Financial Condition).

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the first quarters of 1997 and 1996 were 38.5% and 37.1%, respectively. The 1996 tax rate was lower primarily due to the favorable resolution of a foreign tax issue.

Cash Flow and Financial Condition

Cash flow used by operating activities approximated $11.7 million in the three-month period ended March 31, 1997 as compared to cash provided by operating activities of $23.6 million in the prior year. This change relates primarily to shifts among working capital components, mainly current liabilities including charges associated with the restructuring reserve which were partially offset by increases from the liquidation of inventories associated with closed stores.

Investing activities for the quarter ended March 31, 1997 involved capital expenditures totaling $22.7 million primarily for retail expansion and upgrading information systems. Management anticipates that capital expenditure requirements will approximate $100.0 million to $115.0 million for the remainder of 1997, primarily to support RadioShack retail expansion and refurbishments and other capital expenditures including updating additional information systems.

Cash provided by financing activities for the three-month period ended March 31, 1997 includes the addition of $143.7 million of short-term debt which was primarily utilized for the repurchase of $129.9 million of common stock. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new stores are leased rather than owned.

Cash and short-term investments at March 31, 1997 were $101.5 million as compared to $121.5 million at December 31, 1996 and $105.4 million at March 31, 1996. Total debt as a percentage of total capitalization was 30.2% at March 31, 1997, compared to 22.3% at December 31, 1996 and 19.1% at March 31, 1996. Long-term debt as a percentage of total capitalization was 6.2% at March 31, 1997 compared to 6.4% at December 31, 1996 and 7.3% at March 31, 1996. The debt-to-capitalization ratios could increase as Tandy continues to repurchase shares under the existing authorization and fund new store fixtures and other capital expenditures.

On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional five million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares of which approximately 6.7 million shares had been purchased as of March 31, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. During the quarter ended March 31, 1997, the Company repurchased approximately 2.1 million shares under the program.

The Company announced on March 3, 1997 that the Board of Directors had authorized the filing of a $300.0 million Debt Registration Statement with the Securities and Exchange Commission ("S.E.C."). Funding under the Registration Statement will take the form of unsecured notes and medium-term notes and will be used to refinance existing short-term indebtedness and for general corporate purposes. The Company expects to file a shelf registration with the S.E.C. in May 1997.

Inventory

Total inventories at March 31, 1997 decreased $138.1 million or 9.7% over December 31, 1996 and $276.5 million or 17.7% over the March 31, 1996 level. These decreases in total inventory levels were primarily attributable to reductions at RadioShack and stores associated with the 1996 restructuring actions. Inventory is primarily comprised of finished goods.

Changes in Stockholders' Equity
                                             Outstanding
(In millions)                               Common Shares          Dollars
-------------                               -------------        ----------
Balance at December 31, 1996                     57.2            $  1,264.8
Foreign currency translation adjustments,
  net of deferred taxes                            --                  (1.7)
Sale of treasury stock to employee plans          0.3                  12.5
Purchase of treasury stock                       (2.7)               (123.0)
Exercise of stock options                         0.1                   2.9
Repurchase of preferred stock                      --                  (0.7)
Preferred stock dividends, net of tax              --                  (1.0)
TESOP deferred compensation earned                 --                   2.0
Common stock dividends                             --                 (11.0)
Unrealized loss on AST stock, net of tax           --                   0.7
Net income                                         --                  25.6
                                           ----------           -----------
Balance at March 31, 1997                        54.9           $   1,171.1
                                           ==========           ===========

Unrealized Loss on AST Securities

As of March 31, 1997, the Company held 4,413,594 shares of AST Research, Inc. ("AST") common stock which was received in July 1996 as a partial payment on a note payable from AST. The AST common stock is available for sale and, therefore, is subject to mark to market adjustments for each reporting period based upon its current market value. Pursuant to the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company recorded an unrealized loss of $1.9 million, net of taxes, in stockholders' equity at March 31, 1997, based on a March 31, 1997 market price of $4.75 per share. As of May 7, 1997, the market price of AST common stock was $5.28 per share. On April 15, 1997, AST and Samsung Electronics Co. Ltd. ("Samsung") jointly announced the signing of a definitive merger agreement under which Samsung commenced a tender offer at a price of $5.40 per share in cash. Consummation of the tender offer is subject to certain terms and conditions, including the approval of various U.S. and foreign government officials and agencies. If the tender offer is consummated, the Company will receive proceeds of approximately $23.8 million.

InterTAN Inc. Update

Notes and other receivables due from InterTAN Inc. ("InterTAN") at March 31, 1997 and 1996 approximated $27.5 million and $43.9 million, respectively. Revenues generated from operations relating to InterTAN for the periods ended March 31, 1997 and 1996 totaled $3.8 million and $4.0 million, respectively.

Through April 1997, InterTAN has met all of its financial obligations to Tandy. Accordingly, management believes that InterTAN should continue to meet its payment obligations pursuant to these debt agreements. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for further information.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1997. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 5.  OTHER INFORMATION.

The mailing address of the Company's principal executive offices has changed to 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102.

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

           2) On January 15, 1997, Jesse L. Upchurch resigned as a director of Tandy Corporation. The Form 8-K was filed on January 22, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Tandy Corporation
                                               (Registrant)




Date:  May 14, 1997                By   /s/  Richard L. Ramsey
                                        ---------------------------
                                             Richard L. Ramsey
                                        Vice President and Controller
                                            (Authorized Officer)





Date:  May 14, 1997                     /s/   Dwain H. Hughes
                                       -----------------------------
                                              Dwain H. Hughes
                                         Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)

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

2e(i) Amendment No. 1 to Acquisition Agreement dated January 18, 1995 between Tandy Credit Corporation, Tandy National Bank and Hurley State Bank (filed as Exhibit 2 to Tandy's March 30, 1995 Form
               8-K  filed  on  April  12,   1995,   Accession   No. 00096289-95-
               000012 and incorporated herein by reference).

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

3a(iii) Certificate of Amendment of Certificate of Incorporation, amending and restating the Certificate of Designation,Preferences and Rights of Series A Junior Participating Preferred Stock dated June 22, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93
               -000017 and incorporated herein by reference).

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

4h Fourth Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen banks, dated as of February 18, 1997 (Facility A) (filed as Exhibit 4h to Tandy's Form 10-K filed on March 27, 1997, Accession No. 0000096289-97-000006 and incorporated herein by reference).

4i Third Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen banks, dated as of February 18, 1997 (Facility B) (filed as Exhibit 4i to Tandy's Form 10-K filed on March 27, 1997, Accession No. 0000096289-97-000006 and incorporated herein by reference).

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

11             Statement of Computation of Earnings per Share                 17

12             Statement of Computation of Ratios of Earnings to Fixed
               Charges                                                        18

27             Financial Data Schedule

-----------------------
* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                           TANDY CORPORATION                          EXHIBIT 11
            STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                      Three Months Ended
                                                            March 31,
(In millions, except per share amounts)                1997             1996
---------------------------------------             ----------       ----------
Primary Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

  Net income, as reported                           $     25.6      $     14.5
  Less dividends on Series B preferred stock              (1.6)           (1.6)
                                                    ----------      ----------
  Net income available to common
   shareholders for primary earnings per share      $     24.0      $     12.9
                                                    ==========      ==========

  Weighted average number of common shares
    outstanding                                           55.9            61.1
  Weighted average number of common shares
    issuable under stock option plans, net
    of assumed treasury stock repurchases
    at average market prices                               0.4             0.3
                                                    ----------      ----------
  Weighted average number of common and
    common equivalent shares outstanding                  56.3            61.4
                                                    ==========      ==========

  Net income available per average
    common and common equivalent share              $     0.43      $     0.21
                                                    ==========      ==========

Fully Diluted Earnings Per Share (a)

Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

  Net income available to common shareholders       $     24.0      $     12.9
  Adjustments for assumed conversion of
   Series B preferred stock to common stock as
   of the beginning of the period:
   Plus dividends on Series B preferred stock              1.6             (b)
   Less additional contribution that would have
   been required for the TESOP if Series B
   preferred stock had been converted                     (1.0)            (b)
                                                    ----------      ----------
Net income available per common and
  common equivalent share, as adjusted              $     24.6      $     12.9
                                                    ==========      ==========

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

 Weighted average number of shares outstanding            56.3            61.4
  Adjusted to reflect assumed exercise of stock
    options as of the beginning of the period              0.1             0.1
  Adjustment to reflect assumed conversion of
    Series B preferred stock to common stock as
    of the beginning of the period                         1.8              (b)
                                                    ----------      ----------
  Weighted average number of common and common
    equivalent shares outstanding, as adjusted            58.2            61.5
                                                    ==========      ==========

Fully diluted net income available per average
    common and common equivalent share              $     0.42      $     0.21
                                                    ==========      ==========

(a) This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

(b) For the three months ended March 31, 1996, these items are anti-dilutive and thus are omitted from the calculation.

                                                                     EXHIBIT 12

                           TANDY CORPORATION

       STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                      Three Months Ended
                                                            March 31,
                                                   -------------------------
(In millions, except ratios)                          1997           1996
----------------------------                       ----------     ----------
Ratio of Earnings to Fixed Charges:

Net income                                         $     25.6     $     14.5
Plus provision for income taxes                          16.1            8.6
                                                   ----------     ----------
Income before income taxes                               41.7           23.1
                                                   ----------     ----------

Fixed charges:
Interest expense and amortization of
  debt discount                                           9.0            7.1
Amortization of issuance expense                          0.1            0.1
Appropriate portion (33 1/3%) of rentals                 19.3           19.9
                                                   ----------     ----------
Total fixed charges                                      28.4           27.1
                                                   ----------     ----------

Earnings before income taxes and
  fixed charges                                    $     70.1     $     50.2
                                                   ==========     ==========

Ratio of earnings to fixed charges                       2.47           1.85
                                                   ==========     ==========

Ratio of Earnings to Fixed Charges and
  Preferred Dividends:
Total fixed charges, as above                      $    28.4      $     27.1
Preferred dividends                                      1.6             1.6
                                                   ---------      ----------
Total fixed charges and preferred dividends        $    30.0      $     28.7
                                                   =========      ==========

Earnings before income taxes, fixed
  charges and preferred dividends                  $    70.1      $     50.2
                                                   =========      ==========

Ratio of earnings to fixed charges and
  preferred dividends                                   2.34            1.75
                                                   =========      ==========