Form 10-Q
period 1997-06-30
TANDY CORP /DE/
filed 1997-08-08
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________ to__________

                          Commission File No. 1-5571


                              TANDY CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                          75-1047710
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

      100 Throckmorton, Suite 1800,  Fort Worth, Texas 76102
      (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code: (817) 390-3700

                                     N/A
             (Former name,former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 1997 was 52,982,184.

       Index to Exhibits is on Sequential Page No. 16. Total pages 131.



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income (Unaudited)


                                                  Three Months Ended    Six Months Ended
                                                       June 30,              June 30,
(In millions, except per share amounts)             1997     1996        1997       1996
                                                  --------  --------   --------  ---------

Net sales and operating revenues                  $1,146.0  $1,352.9   $2,437.7  $ 2,799.9
Cost of products sold                                700.4     878.9    1,540.5    1,834.2
                                                  --------  --------   --------  ---------
Gross profit                                         445.6     474.0      897.2      965.7
                                                  --------  --------   --------  ---------

Expenses:
Selling, general and administrative                  367.9     401.5      747.4      815.4
Depreciation an amortization                          23.6      27.0       47.2       52.4
Provision for restructuring cost                       --       25.5        --        25.5
Impairment of long-lived assets                        --        --         --        26.0
                                                  --------  --------   --------   --------
                                                     391.5     454.0      794.6      919.3
                                                  --------  --------   --------   --------

Income before interest and income taxes               54.1      20.0      102.6       46.4


Interest income                                        2.7       3.7        4.9        7.5
Interest expense                                     (10.2)     (8.9)     (19.2)     (16.0)
                                                  --------   --------  --------    ---------
Net interest expense                                  (7.5)     (5.2)     (14.3)      (8.5)

Income before income taxes                            46.6      14.8       88.3       37.9

Provision for income taxes                            17.9       5.5       34.0       14.1
                                                  --------   --------  --------    ---------

Net income                                            28.7        9.3      54.3       23.8

Preferred dividends                                    1.5        1.6       3.1        3.2
                                                  --------   --------  --------    ---------

Net income available to common shareholders        $  27.2   $    7.7  $   51.2  $    20.6
                                                  ========   ========  ========    =========

Net income available per average common
     and common equivalent share                   $   0.50  $    0.13 $    0.92 $     0.34
                                                   ========  ========= ========= ==========


Average common and common
     equivalent shares outstanding                    54.7       61.0      55.5       61.2
                                                   ========  ========= ========= ==========

Dividends declared per common share               $    0.20  $   0.20  $    0.40 $     0.40
                                                   ========  ========= ========= ==========

The accompanying notes are an integral part of these financial statements.



                      TANDY CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets (Unaudited)

                                                           June 30,  December 31,   June 30,
(In millions)                                                1997        1996         1996
-------------                                             ---------    ---------   ---------

Assets
Current assets:
  Cash and short-term investments                         $   71.3    $   121.5   $   140.1
  Accounts and notes receivable, less
    allowance for doubtful accounts                          241.9        227.2       266.6
  Inventories, at lower of cost or market                  1,108.9      1,420.5     1,487.3
  Other current assets                                       151.5        170.6        63.0
                                                          ---------   ---------   ---------

    Total current assets                                   1,573.6      1,939.8     1,957.0

Property, plant and equipment, at cost,
  less accumulated depreciation                              546.3        545.6       603.6

Other assets, net of accumulated amortization                126.9         98.0        87.9
                                                          ---------   ----------   --------
                                                          $2,246.8     $2,583.4    $2,648.5
                                                          =========    =========  =========

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current
  maturities of long-term debt                            $  469.9     $  245.3    $  358.1
Current portion of capital lease obligations                   0.5          0.4         0.4

Current portion of TESOP guarantee                            12.3         12.3        16.0
Accounts payable                                             222.5        404.9       342.6
Accrued expenses                                             272.5        425.3       235.4
Income taxes payable                                          53.8        105.3        45.6
                                                           --------    ---------  ---------

    Total current liabilities                              1,031.5      1,193.5       998.1
                                                          ---------   ---------   ---------

Long-term debt, excluding current maturities                  15.1         35.1        35.2
Capital lease obligations, excluding current maturities       29.0         29.3        29.5
Guarantee of TESOP indebtedness                               33.8         39.9        42.6
Other non-current liabilities                                 21.8         20.8        19.4
                                                          ---------   ---------   ---------

    Total other liabilities                                   99.7        125.1       126.7
                                                          ---------   ---------   ---------
Stockholders' Equity:
 Preferred stock, no par value, 1.0 million
  shares authorized
  Series A junior participating, 0.1 million
   shares authorized and none issued                         --            --          --
  Series B convertible, 0.1 million shares
   authorized and issued                                    100.0         100.0       100.0
 Common stock, $1 par value, 250.0 million shares
  authorized with 85.6 million shares issued                 85.6          85.6        85.6
 Additional paid-in-capital                                 107.2         105.3       104.5
 Retained earnings                                        2,219.1       2,188.9     2,329.5
 Foreign currency translation effects                        (2.5)         (1.0)       (3.1)
 Common stock in treasury, at cost, 32.1 million,
  28.4 million and 25.5 million shares, respectively     (1,351.2)     (1,164.5)   (1,041.9)
 Unearned deferred  compensation related to TESOP           (42.6)        (46.9)      (50.9)
 Unrealized loss on securities available for sale             --           (2.6)        --
                                                         ---------     ---------   ---------
  Total stockholders' equity                              1,115.6       1,264.8     1,523.7
Commitments and contingent liabilities
                                                         ---------     ---------   ---------
                                                         $2,246.8      $2,583.4    $2,648.5
                                                         =========     =========   =========

The accompanying notes are an integral part of these financial statements.


                      TANDY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
(In millions)                                                             1997         1996
 ------------                                                           --------     --------

Cash flows from operating activities:
Net income                                                             $   54.3    $   23.8

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for restructuring cost                                       --          25.5
    Impairment of long-lived assets                                        --          26.0
    Depreciation and amortization                                          47.2        52.4
    Provision for credit losses and bad debt                                1.7         0.6
    Other items                                                             1.0         1.8

Changes in operating assets and liabilities:
  Receivables                                                              18.6        57.1
  Inventories                                                             276.7        24.7
  Other current assets                                                     --           1.5
  Accounts payable, accrued expenses and income taxes                    (373.1)     (173.5)
                                                                        --------    --------
  Net cash provided by operating activities                                26.4        39.9
                                                                        --------    --------

Investing activities:
  Additions to property, plant and equipment                              (54.9)      (86.6)
  Proceeds from sale of property, plant and equipment                       3.4         1.6
  Other investing activities                                               (0.4)       (5.8)
                                                                        --------    --------
  Net cash used by investing activities                                   (51.9)      (90.8)
                                                                        --------    --------

Financing activities:
  Purchase of treasury stock                                             (222.7)     (105.1)
  Sale of treasury stock to employee stock                                 19.6        22.8
   purchase program
  Proceeds from exercise of stock options                                   6.0         6.8
  Dividends paid, net of taxes                                            (24.7)      (26.7)
  Changes in short-term borrowings, net                                   232.0       150.8
  Additions to long-term borrowings                                        --           1.3
  Repayments of long-term borrowings                                      (34.9)       (2.4)
                                                                        --------    --------
  Net cash provided (used) by financing activities                        (24.7)       47.5
                                                                        --------    --------

Decrease in cash and short-term investments                               (50.2)       (3.4)
Cash and short-term investments, beginning of period                      121.5       143.5
                                                                        --------    --------
Cash and short-term investments, end of period                         $   71.3   $   140.1
                                                                        ========    ========


The accompanying notes are an integral part of these financial statements.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2-EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

The pro-forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

               Three Months Ended June 30,         Six Months Ended June 30,
               ---------------------------         -------------------------
                    1997        1996                   1997        1996
                 --------    --------                --------    --------
Basic EPS        $   0.50    $   0.13                $   0.93    $   0.34
                 ========    ========                ========    ========
Diluted EPS      $   0.49    $   0.13                $   0.93    $   0.34
                 ========    ========                ========    ========


NOTE 3-RECENT DEVELOPMENTS

On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997 Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka"), entered into a Stock Purchase Agreement with the Company to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka and accordingly a minority interest will not be recognized in the Company's financial statements. The note accrues interest at 8% per annum and is payable on or before July 17, 2002. Pursuant to the terms of the Stock Purchase Agreement, Eureka and its principals will provide a new senior management team for CCI. This new management team will consist of Nathan Morton, CCI Chief Executive Officer and Co-Chairman, Avery More, CCI Vice Chairman, and Robert Boutin, CCI Chief Financial Officer, all of whom are principals of Eureka. John V. Roach, the Chairman and Chief Executive Officer of the Company, will serve as the other Co-Chairman of CCI and as its President. Eureka also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity.

In connection with the creation of CCI, the Company assigned to CCI, and CCI assumed the Company's obligations under, a $125 million subordinated note payable to Trans World Electronics, Inc., a subsidiary of Tandy. This subordinated note represents certain liabilities of the Company allocable to its Computer City division that were assumed by CCI. Also on July 17, 1997, the Company provided to CCI a $150 million line of credit expiring on December 31, 1997. Any amounts borrowed under such line of credit are secured by CCI's inventories and accounts receivable.

The Company and Eureka are actively exploring opportunities that could, over a period of time, result in establishing CCI as an independent entity in the future in one or more transactions. There can be no assurance, however, that any such transaction or transactions will occur.

If certain financial performance goals are met by CCI and a sale of CCI is effected without the approval of the CCI Board of Directors, then Eureka has the option to require the Company to repurchase all shares owned by Eureka and the exercisable but unexercised portion of the warrant for certain amounts, as provided in the Stock Purchase Agreement. In addition, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the exercisable but unexercised portion of the warrant upon payment of certain amounts, to be determined by defined formulas pursuant to the Stock Purchase Agreement.

NOTE 4-REVOLVING CREDIT FACILITY

The Company's credit facility totals $500 million, $200 million of which is a one-year facility maturing June 1998, with the remaining $300 million in a five-year facility maturing June 2001. During the second quarter of 1997, Tandy renewed a portion of its revolving credit facility with a syndicate of 18 banks. The revolving credit facility is used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

NOTE 5-SHARE REPURCHASE PROGRAM

On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional five million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares. The share repurchase program was undertaken as a result of management's view of the economic value of its stock. Since inception, approximately 8.2 million shares (totaling approximately $371.0 million) had been repurchased under this authorization as of June 30, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing funding sources. During the quarter ended June 30, 1997, the Company repurchased approximately 1.5 million shares (totaling approximately $77.6 million) under the program. For the six months ended June 30, 1996, the Company repurchased 3.6 million shares (totaling approximately $174.7 million) under the program.

NOTE 6-RESTRUCTURING RESERVES

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City stores. The respective McDuff and Computer City stores have been closed. At December 31, 1996, there were 17 open Incredible Universe locations and two that had been previously closed. As of July 31, 1997, the Company had concluded the sale of six Incredible Universe stores, and related fixed assets and inventory, to Fry's Electronics, Inc. ("Fry's") and its affiliates in exchange for approximately $21.5 million in cash and $98.4 million in notes receivable. Approximately $16.7 million in cash and $62.4 million of the notes had been paid and delivered by June 30, 1997 as a result of four of the six sales concluding during the first six months of 1997. The interest rates on the notes range from 5.91% to 6.7% and the maturity dates range from one year to five years. Of the remaining 13 stores at June 30, 1997, the Company sold five stores during July 1997 for an aggregate sales price of approximately $45 million in cash and $15 million in marketable securities; the securities have been sold for cash. The Company anticipates that three additional stores will be sold by October 31, 1997. This expectation is based on an existing agreement for one store, as well as agreements which are anticipated to be entered into for two stores for an aggregate sales price of approximately $26.6 million payable in cash, notes and marketable securities. The Company intends to dispose of the remaining five stores by December 31, 1997. There can be no assurance that any of the planned sales or dispositions will occur.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates, including but not limited to estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe(R) stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in the closing of asset sales, among other factors, could result in the charges and reserves previously estimated being inadequate, and future charges may be required.

Sales and operating revenues and operating losses of all stores closed pursuant to the restructuring plans are shown below for the three and six months ended June 30:

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
(In millions)                 1997      1996               1997       1996
--------------------------------------------------------------------------------
Sales and operating revenue $ 31.2    $ 308.8            $ 158.9    $ 656.9

Operating loss              $(10.8)   $ (27.8)           $ (25.5)   $ (53.6)

Management anticipates that the future operating losses associated with closed stores pursuant to the restructuring plan will be substantially less in the last six months of 1997 than in the first six months of 1997.

Pre-tax restructuring and other charges for 1996 totaled $366.3 million, categorized as follows in the 1996 Consolidated Statements of Income:

                                            (In millions)
                                            -------------
Impairment of long-lived assets (1)           $   112.8
Lower of cost or market inventory impairment       91.4
Other restructuring (2)                           162.1
                                            -------------
1996 pre-tax restructuring and other charges  $   366.3
                                            =============

(1) Reflects the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for
  Long-Lived Assets to be Disposed Of" ("FAS 121") and the related restructuring charges.

(2) The remaining reserve at December 31, 1996 related to these charges was $137.7 million.

Following is an analysis of the amounts charged against the reserve during the six months ended June 30, 1997:

                                        Charges
                              Balance   1/1/97-    Balance
                              12/31/96  6/30/97    6/30/97
(In millions)
-----------------------------------------------------------
Lease obligations             $   93.5  $  (38.5) $  55.0
Contract termination costs        13.2     (13.2)      --
Termination benefits               4.6      (4.6)      --
Other (1)                         26.4     (10.6)    15.8
                              --------  --------- --------
Total                        $   137.7  $  (66.9) $  70.8
                              ========  ========= ========

(1) Includes reserves for bad debt write-offs, various taxes, legal fees, and other miscellaneous charges.

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities included cash payments as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------

(In millions)                  1997      1996                1997       1996
--------------------------------------------------------------------------------
Interest paid               $  13.2    $  9.0             $  20.7   $   15.9
Income taxes paid           $   8.6    $ 25.9             $  52.8   $   49.5


Through June 1997, the Company has received notes approximating $62.4 million as a partial payment on the sale of Incredible Universe assets.

NOTE 8-NEW PRONOUNCEMENTS

In June 1997,  FASB issued  Financial  Accounting  Standard  No. 130,  Reporting
Comprehensive Income ("FAS 130"), and Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. Effective January 1, 1998, the Company will adopt FAS130 and FAS131.

ITEM  2.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
           OPERATIONS AND FINANCIAL CONDITION

Factors That May Affect Future Results

Tandy Corporation ("Tandy" or "Company") participates in a highly competitive industry that is characterized by aggressive pricing practices in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk. In addition, see Restructuring Charges and Recent Developments for other factors that could affect earnings.

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

With the exception of historical information, the matters discussed herein contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, technological advances or a lack thereof, consumer demand for products and services, ultimate method and timing of asset dispositions as they relate to store closures, construction schedules being met, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment, strength of equity markets, maintenance of strategic alliances, and other risks indicated in filings by the Company with the Securities and Exchange Commission.


Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended June 30 were:

                               Three Months Ended           Six Months Ended
                                    June 30,     %Increase      June 30,        %Increase
(In millions)                   1997       1996  (Decrease)   1997      1996    (Decrease)
                              --------- ---------  ------   --------  --------    ------

RadioShack                   $  670.9  $ 651.3(1)   3.0%  $1,344.9  $1,323.9(1)   1.6%
Computer City                   412.2    377.1(2)   9.3      883.2     786.1(2)  12.4
                              --------- ---------          --------  --------
Total continuing retail       1,083.1  1,028.4      5.3    2,228.1   2,110.0      5.6


Total closing retail             31.2    308.8    (89.9)     158.9     656.9    (75.8)
Other Sales                      31.7     15.7    101.9       50.7      33.0     53.6
                             --------- ---------           --------- ---------
                             $1,146.0 $1,352.9    (15.3)% $2,437.7  $2,799.9    (12.9)%
                             ========= =========          ========  ========

(1) Adjusted to exclude units associated with the 1996 restructuring plan (including Tandy Name Brands and Famous Brands).

(2)  Adjusted  to  exclude  units  associated  with  the  1996   restructuring
     plan.

Continuing retail operations generated 5.3% and 5.6% sales gain for the three and six month periods ended June 30, 1997. Tandy Corporation's overall comparable store sales for U.S. and Canadian retail operations were flat for the quarter and six-month period.

RadioShack's overall continuing sales increased 3.0% for the quarter and 1.6% year to date. Second quarter comparable sales rose 1.0% over last year and were flat for the six month period ended June 30, 1997. Sales of audio and video products were down for the quarter and six month period ended June 30, 1997, which is indicative of the heightened level of competition within the industry and lower consumer demand which negatively impacted the consumer electronics industry as a whole. Wireless communications, direct-to-home satellite systems, batteries, and telephone products experienced growth on a comparable store basis during the first six months of 1997.

Computer City's overall continuing store sales increased 9.3% and 12.4% for the three and six month periods ended June 30, 1997. U.S. and Canadian comparable store sales for Computer City declined 2.0% for the quarter and comparable sales were flat for the six months ended June 30, 1997. The overall sales increase is primarily attributable to 1997 revenues generated by 12 new stores that opened since the second quarter of 1996. Same store sales were impacted by declines in the average selling price of personal computers and printers, declines in sales of non-MS-DOS compatible computers, and the lack of new products with significant technological advances offset partially by increased corporate sales of computers, printers, and peripherals. See Recent Developments below for a further discussion regarding Computer City.

RETAIL OUTLETS
--------------
                                   June 30,  March 31,  December 31,  June 30,
                                     1997      1997       1996 (1)    1996 (1)
------------------------------------------------------------------------------
RadioShack
 Company owned                      4,889      4,875       4,942       4,869
 Dealer/Franchise                   1,947      1,919       1,927       1,950
Computer City                          94         93         113         103
Incredible Universe                     3          6          17          16
                                 --------   --------    --------    --------
Total Number of Retail Outlets      6,933      6,893       6,999       6,938
                                 ========   ========    ========    ========

(1)   Includes stores closed under the December 1996 store closure plan.

Gross Profit

Gross profit as a percent of net sales and operating revenues was 38.9% during the three months ended June 30, 1997 as compared to 35.0% during the corresponding 1996 period. For the six months ended June 30, 1997 and 1996, the gross profit percentages were 36.8% and 34.5%, respectively. This increase in gross profit is a result of the reduction in sales of Tandy's lower gross margin retail formats, Computer City and Incredible Universe, as compared to total revenues. Excluding Incredible Universe, the gross profit percent of sales would have approximated 40.1% and 38.8% for the quarter and six months ended June 30, 1997. As the reduction of lower margin sales continues in relation to total sales, management anticipates gross profit will increase slightly for the year ended December 31, 1997. In the second quarter of 1997, Computer City and Incredible Universe accounted for approximately 38.7% of consolidated sales, compared to 48.4% in the second quarter of 1996. For the six months ended June 30, 1997 and 1996, Computer City and Incredible Universe accounted for approximately 42.7% and 49.1% of consolidated sales, respectively. RadioShack's gross margin as a percent of sales increased 1.4% for the quarter and increased less than 1.0% for the six-month period ended June 30, 1997. The increase is due to increased sales of higher-margin core products. Computer City's continuing store gross margin decreased less than one percentage point during the second quarter and six-month period ended June 30, 1997, primarily as a result of increased corporate merchandise sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of net sales and operating revenues for the second quarter of 1997 were 32.1% as compared to 29.7% during the second quarter of 1996 and the respective percentages for the six months ended June 30, 1997 and 1996 were 30.7% as compared to 29.1%. This increase is primarily a result of the reduction in sales of Computer City and Incredible Universe, as compared to total revenues (further described under Gross Profit). Consolidated advertising expense declined 33.2% for the quarter and 26.7% for the six months ended June 30, 1997 from the comparable periods in the prior year. This decline is primarily the result of increased market development funds and cooperative vendor advertising programs, as well as reductions in Incredible Universe advertising from last year due to stores closed pursuant to the 1996 restructuring plan. In addition, for the 3 month and 6 month period ended June 30, 1997, rent and payroll costs increased as a percent to sales; however, actual dollars expensed decreased primarily as a result of the 1996 store closure plan. Excluding Incredible Universe, SG&A as a percent of sales would have approximated 32.2% and 31.1% for the quarter and six months ended June 30, 1997, respectively. The Company expects SG&A expenses as a percent of sales to increase slightly over the remainder of the fiscal year as RadioShack, which operates at higher relative costs than consolidated Tandy Corporation, continues to increase in its proportion of the Company's total business.

Restructuring Charges

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City stores. The respective McDuff and Computer City stores have been closed. At December 31, 1996, there were 17 open Incredible Universe locations and two that had been previously closed. As of July 31, 1997, the Company had concluded the sale of six Incredible Universe stores, and related fixed assets and inventory, to Fry's Electronics, Inc. ("Fry's") and its affiliates in exchange for approximately $21.5 million in cash and $98.4 million in notes receivable. Approximately $16.7 million in cash and $62.4 million of the notes had been paid and delivered by June 30, 1997 as a result of four of the six sales concluding during the first six months of 1997. The interest rates on the notes range from 5.91% to 6.7% and the maturity dates range from one year to five years. Of the remaining 13 stores at June 30, 1997, the Company sold five stores during July 1997 for an aggregate sales price of approximately $45 million in cash and $15 million in marketable securities; the securities have been sold for cash. The Company anticipates that three additional stores will be sold by October 31, 1997. This expectation is based on an existing agreement for one store, as well as agreements which are anticipated to be entered into for two stores for an aggregate sales price of approximately $26.6 million payable in cash, notes and marketable securities. The Company intends to dispose of the remaining five stores by December 31, 1997. There can be no assurance that any of the planned sales or dispositions will occur.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates including, but not limited to, estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe(R) stores pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in the closing of asset sales, among other factors, could result in the charges and reserves previously estimated being inadequate, and future charges would be required.

Sales and operating revenues and operating losses of all stores closed pursuant to the restructuring plans are shown below for the three and six months ended June 30:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                1997         1996             1997         1996
--------------------------------------------------------------------------------
Sales and operating revenue $   31.2      $ 308.8          $  158.9    $  656.9
Operating loss              $  (10.8)     $ (27.8)         $  (25.5)   $  (53.6)

Management anticipates that the future operating losses associated with closed stores pursuant to the restructuring plan will be substantially less in the last six months of 1997 than in the first six months of 1997.

Pre-tax restructuring and other charges for 1996 totaled $366.3 million, categorized as follows in the 1996 Consolidated Statements of Income:

                                                (In millions)
                                                  ----------
Impairment of long-lived assets(1)                 $ 112.8
Lower of cost or market inventory impairment          91.4
Other restructuring(2)                               162.1
                                                  ----------
1996 pre-tax restructuring and other charges      $  366.3
                                                  ==========

(1) Reflects the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for
    Long-Lived   Assets  to  be  Disposed   Of"  ("FAS  121")  and  the  related
    restructuring charges.

(2) The remaining reserve at December 31, 1996 related to these charges was $137.7 million.

Following is an analysis of the amounts charged against the reserve during the six months ended June 30, 1997:

                                                  Charges
                                        Balance   1/1/97    Balance
(In millions)                           12/31/96  6/30/97   6/30/97
--------------------------------------------------------------------------------
Lease obligations                       $   93.5  $  (38.5)  $   55.0
Contract termination costs                  13.2     (13.2)       --
Termination benefits                         4.6      (4.6)       --
Other(1)                                    26.4     (10.6)      15.8
                                        --------  ---------  --------
Total                                   $  137.7  $  (66.9) $    70.8
                                        =========  ========= =========

(1) Includes reserves for bad debt write-offs, various taxes, legal fees, and other miscellaneous charges.

For a further discussion on Computer City, see Recent Developments below.

Net Interest Expense

Net interest expense for the quarter ended June 30, 1997 was $7.5 million, an increase of $2.3 million from $5.2 million in the second quarter of 1996. Net interest expense for the six months ended June 30, 1997 was $14.3 million, an increase of $5.8 million from $8.5 million in the comparable prior year period. This net increase in expense is the result of the Company's increased utilization of its short-term facilities for the ongoing share repurchase program. Interest expense is expected to continue to increase as short-term debt is refinanced under the anticipated long-term debt funding, and short-term debt funding (other than unsecured medium-term notes) for share repurchases continues (see Cash Flow and Financial Condition).

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the six months ended June 30, 1997 and 1996 were 38.5% and 37.2%, respectively. The 1996 tax rate was lower primarily due to the favorable resolution of a foreign tax issue.

Cash Flow and Financial Condition

Cash flow generated from operating activities approximated $26.4 million in the six-month period ended June 30, 1997 as compared to $39.9 million in the prior year. This change relates primarily to shifts among working capital components, mainly current liabilities, including charges associated with the restructuring reserve which were partially offset by increases from the liquidation of inventories associated with closed stores. Management anticipates the future cash expenditures related to stores closed pursuant to the December 1996 restructuring plan will be substantially less in the third and fourth quarter of 1997 as opposed to the six months ended June 30, 1997.

Investing activities involved capital expenditures totaling $54.9 million for the six month period ended June 30, 1997, primarily for retail expansion and upgrading information systems. Management anticipates that capital expenditure requirements will approximate $75.0 million to $85.0 million for the remainder of 1997, primarily to support RadioShack retail expansion and refurbishments and other capital expenditures including updating additional information systems.

Cash provided by financing activities for the six-month period ended June 30, 1997 includes the addition of $232.0 million of short-term debt which was primarily utilized for the repurchase of $222.7 million of common stock. The Company believes that its cash flows from operations, cash on hand and availability under its existing funding sources are adequate to fund the planned capital expenditures and share repurchase program. In addition, most of the Company's new stores are leased rather than owned.

Cash and short-term investments at June 30, 1997 were $71.3 million as compared to $121.5 million at December 31, 1996 and $140.1 million at June 30, 1996. Total debt as a percentage of total capitalization was 33.4% at June 30, 1997, compared to 22.3% at December 31, 1996 and 24.0% at June 30, 1996. Long-term debt as a percentage of total capitalization was 4.6% at June 30, 1997 compared to 6.4% at December 31, 1996 and 5.4% at June 30, 1996. The debt-to-capitalization ratios could increase as Tandy continues to repurchase shares under the existing authorization and fund new store fixtures and other capital expenditures.

The Company's credit facility totals $500 million, $200 million of which is a one-year facility maturing June 1998, with the remaining $300 million in a five-year facility maturing June 2001. During the second quarter of 1997, Tandy renewed a portion of its revolving credit facility with a syndicate of 18 banks. The revolving credit facility is used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional five million shares of its common stock through the Company's existing share repurchase program which was initially authorized in December 1995 and subsequently increased in October 1996. The share increase brings the total authorization to 15 million shares. The share repurchase program was undertaken as a result of management's view of the economic value of its stock. Since inception, approximately 8.2 million shares (totaling approximately $371.0 million) had been repurchased under this authorization as of June 30, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing funding sources. During the quarter ended June 30, 1997, the Company repurchased approximately 1.5 million shares (totaling approximately $77.6 million) under the program. For the six months ended June 30, 1996, the Company repurchased 3.6 million shares (totaling approximately $174.7 million) under the program.

The Company announced on March 3, 1997 that the Board of Directors had authorized the filing of a $300.0 million Debt Registration Statement with the Securities and Exchange Commission ("S.E.C."). Unsecured medium-term notes will be issued under the Registration Statement and the proceeds will be used to refinance existing short-term indebtedness and for general corporate purposes. The Company filed a Registration Statement with the S.E.C. in May 1997 which was declared effective on August 6, 1997. It is expected that unsecured medium-term notes will be issued under the Registration Statement in the third quarter of 1997.

Inventory

Total inventories at June 30, 1997 decreased $311.6 million or 21.9% over December 31, 1996 and $378.4 million or 25.4% over the June 30, 1996 level. The decrease in total inventory levels was primarily attributable to reductions at stores associated with the 1996 restructuring actions and reductions at continuing retail stores. The reductions in continuing operations were a result of increased emphasis on all aspects of inventory management. Inventory is primarily comprised of finished goods.


Changes in Stockholders' Equity

                                                                  Outstanding
(In millions)                                                    Common Shares     Dollars
                                                                  -----------     ---------

Balance at December 31, 1996                                         57.2        $  1,264.8
Foreign currency translation adjustments, net of deferred taxes        --              (1.4)
Sale of treasury stock to employee plans                              0.4              19.6
Purchase of treasury stock                                           (4.3)           (212.2)
Exercise of stock options                                             0.2               8.3
Director stock payments                                                --               0.1
Restricted stock awards                                                --               0.7
Repurchase of preferred stock                                          --              (1.7)
Preferred stock dividends, net of tax                                  --              (1.9)
TESOP deferred compensation earned                                     --               4.7
Unrealized loss on AST stock, net of tax                               --               2.6
Common stock dividends                                                 --             (22.3)
Net income                                                             --              54.3
                                                                 ===========     ==========
Balance at June 30, 1997                                             53.5           1,115.6
                                                                 ===========     ==========

Recent Developments

Computer City

On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997 Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka"), entered into a Stock Purchase Agreement with the Company to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of purchase price) and a note (99% of purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka and accordingly a minority interest will not be recognized in the Company's financial statements. The note accrues interest at 8% per annum and is payable on or before July 17, 2002. Pursuant to the terms of the Stock Purchase Agreement, Eureka and its principals will provide a new senior management team for CCI. This new management team will consist of Nathan Morton, CCI Chief Executive Officer and Co-Chairman, Avery More, CCI Vice Chairman, and Robert Boutin, CCI Chief
Financial Officer, all of whom are principals of Eureka. John V. Roach, the Chairman and Chief Executive Officer of the Company, will serve as the other Co-Chairman of CCI and as its President. Eureka also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of purchase price) and a note (not more than 90% of purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity.

In connection with the creation of CCI, the Company assigned to CCI, and CCI assumed the Company's obligations under, a $125 million subordinated note payable to Trans World Electrics, Inc., a subsidiary of Tandy. This subordinated note represented certain liabilities of the Company allocable to its Computer City division that were assumed by CCI. Also on July 17, 1997, the Company provided to CCI a $150 million line of credit expiring on December 31, 1997. Any amounts borrowed under such line of credit are secured by CCI's inventories and accounts receivable.

The Company and Eureka are actively exploring opportunities that could, over a period of time, result in establishing CCI as an independent entity in the future in one or more transactions. There can be no assurance, however, that any such transaction or transactions will occur.

If certain financial performance goals are met by CCI and a sale of CCI is effected without the approval of the CCI Board of Directors, then Eureka has the option to require the Company to repurchase all shares owned by Eureka and the exercisable but unexercised portion of the warrant for certain amounts, as provided in the Stock Purchase Agreement. In addition, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the exercisable but unexercised portion of the warrant upon payment of certain amounts, as described in the Stock Purchase Agreement.

Board Appointment

The Company announced on July 28, 1997 the appointment of Ronald E. Elmquist to the Board of Directors of Tandy Corporation. Mr. Elmquist is President of Global Food Service for Campbell Soup Company and Corporate Vice President of Campbell Soup Company.

AST Securities Update

As of June 30, 1997, the Company held 4,413,594 shares of AST Research, Inc. ("AST") common stock which was received in July 1996 as a partial payment on a note payable from AST. On April 15, 1997, AST and Samsung Electronics Co. Ltd. ("Samsung") jointly announced the signing of a definitive merger agreement under which Samsung commenced a tender offer at a price of $5.40 per share in cash. On August 4, 1997, Samsung announced that it had received all required approvals to consummate its cash offer. The Company anticipates receiving proceeds of approximately $23.8 million in the third quarter of 1997. As of June 30, 1997, the market price of AST common stock was $5.28 per share. As of August 5, 1997, the market price of AST common stock was $5.328 per share.

InterTAN Inc. Update

Notes and other receivables due from InterTAN Inc. ("InterTAN") at June 30, 1997 and 1996 approximated $22.9 million and $25.6 million, respectively. Revenues generated from operations relating to InterTAN for the six months ended June 30, 1997 and 1996 totaled $7.8 million for both years.

Through July 1997, InterTAN has met all of its financial obligations to Tandy. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-93 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy. See InterTAN's quarterly report on Form 10Q for the quarterly period ended March 31, 1997 for more information.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 1997. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 15, 1997, the Company elected directors to serve for the ensuing year and voted to approve the adoption of the Tandy Corporation 1997 Incentive Stock Plan. Out of the 57,976,875 eligible votes, 49,974,528 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 4,049,520 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below under Item No. 1, the adoption of the Tandy Corporation 1997 Incentive Stock Plan is set forth under Item No. 2 below:

Item No. 1
----------

NOMINEES FOR DIRECTORS
----------------------

                                               VOTES               VOTES
             DIRECTORS                          FOR               WITHHELD

           James I. Cash, Jr.                48,098,100          1,876,428
           Lewis F. Kornfeld, Jr.            47,048,420          2,926,108
           Jack L. Messman                   46,032,564          3,941,964
           William G. Morton, Jr.            46,060,183          3,914,345
           Thomas G. Plaskett                45,991,615          3,982,913
           John V. Roach                     43,608,486          6,366,042
           Leonard H. Roberts                48,094,787          1,879,741
           Alfred J. Stein                   44,997,706          4,976,822
           William E. Tucker                 45,961,412          4,013,116
           John A. Wilson                    46,449,438          3,525,090

Item No. 2
----------

Adoption of the Tandy Corporation 1997 Incentive Stock Plan:

              FOR             AGAINST        ABSTAIN
           43,931,761        5,532,156       510,611

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      a)  Exhibits Required by Item 601 of Regulation S-K.

          A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 16, which immediately precedes such exhibits.

      b)  Reports on Form 8-K.

        1) On July 17, 1997, the Company announced a new Computer City strategy and named a management team for EVP Colonial, Inc., now Computer City, Inc. The Form 8-K was filed on July 21, 1997.










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        Tandy Corporation
                                          (Registrant)







Date:  August 8, 1997               By   /s/  Richard L. Ramsey
                                         ---------------------------
                                              Richard L. Ramsey
                                        Vice President and Controller
                                             (Authorized Officer)






Date:  August 8, 1997                   /s/    Dwain H. Hughes
                                        -----------------------------
                                               Dwain H. Hughes
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                              TANDY CORPORATION
                              INDEX TO EXHIBITS

Exhibit                                                          Sequential
Number     Description                                             Page No.


2a Agreement for Purchase and Sale of Assets dated as of June 30, 1993 between AST Research, Inc., as Purchaser and Tandy Corporation,
           TE  Electronics  Inc., and GRiD Systems  Corporation,   as  Sellers
           (without  exhibits)(filed as  Exhibit 2 to Tandy's  July 13,  1993
           Form 8-K filed    on    July    27,    1993,     Accession    No.
           0000096289-93-000004    and   incorporated   herein   by  reference).

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

2f Agreement Plan of Merger dated March 30, 1995 by and among Tandy Corporation, Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and incorporated herein by reference).

2g Stock Purchase Agreement as of July 17, 1997 by and among Tandy Corporation as Seller, EVP Colonial, Inc. as Company and Eureka
           Venture  Partners III  LLP as Purchaser (without exhibits).   Page 20

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

4j Fifth Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen other banks, dated as of June 26, 1997 (Facility A). Page 40

4k Fourth Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen other banks, dated as of June 26, 1997 (Facility B). Page 47

4l Credit Agreement between Trans World Electronics, Inc. (a wholly-owned subsidiary of the Company) and Texas Commerce Bank individually and as agent for four other banks dated as of July 15, 1997 (without exhibits). Page 54

4m Guaranty Agreement made by Tandy Corporation in favor of Texas Commerce Bank as agent for the benefit of Texas Commerce Bank and four other banks named therein, dated July 15, 1997. Page 92

10a* Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

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

10q*       Tandy Corporation 1997 Incentive Stock Plan.   Page 98

10r Management Agreement, dated July 17, 1997, by and among Eureka Venture Partners, III LLP, EVP Colonial, Inc., Nathan Morton, Avery More and Robert Boutin. Page 114

11         Statement of Computation of Earnings per Share.  Page 130

           Statement of Computation of Ratios of Earnings to Fixed Charges. Page 131

27         Financial Data Schedule.

-----------------------

*Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                    EXHIBIT 2G


                           STOCK PURCHASE AGREEMENT

      This Agreement (the "Agreement") is entered into as of the 17 day of July, 1997, by and among Tandy Corporation, a Delaware corporation (the "Seller"), EVP Colonial, Inc., a Delaware corporation and a wholly-owned subsidiary of the Seller (the "Company"), and Eureka Venture Partners III, LLP, a Texas limited liability partnership (the "Purchaser").

                                   RECITALS

      The  following  recitals  are  true  and  constitute  the  basis  for this
Agreement:

      A. The Company was created to function as the corporate embodiment of what is now the Computer City division of Seller consisting of U.S. and Canadian computer retail stores, two corporate sales offices and such other assets and liabilities of other divisions of Seller as are agreed between Purchaser and Seller (but excluding the European and Scandinavian Computer City stores);
 .
      B. Immediately prior to the execution of this Agreement and the consummation of the transaction contemplated herein, Seller has by assignment contributed certain assets of the division and liabilities of the division to the Company;

      C. The Company is and will continue to be in the business of selling and distributing computer products through retail stores operated under the name Computer City;

      D. Seller desires to sell to Purchaser and Purchaser desires to purchase from Seller shares of common stock of the Company currently held by Seller sufficient to provide Purchaser with 19.9% of the outstanding common stock of the Company and the right to acquire additional shares under certain conditions;

      E. Seller desires for Purchaser (by and through Avery More, Nathan Morton, and Robert J. Boutin) to assume the day-to-day management of the Company and operate the Company's business under the direction of the Company's Board of Directors; and

      F. Seller and Purchaser presently desire and intend to establish the Company as an independent operation, which is not dependent on Seller, through a partial or total sale, spin-off, offering, or otherwise, as soon as possible following the Closing (as defined below) and will work together to fulfill the terms and conditions of this Agreement.

      In consideration of the mutual promises, representations, warranties, covenants and conditions set forth in this Agreement, and subject to approval of the transaction described herein by the Board of Directors of Seller, the receipt and sufficiency of which is hereby acknowledged, the parties to this Agreement mutually agree as follows:

      1.   Purchase and Sale of Securities

           1.1 Purchase and Sale of Securities. Subject to the terms and conditions of this Agreement, at the Closing (as defined below) Purchaser agrees to purchase from Seller for the Purchase Price (as defined in Section 1.2 below) and Seller agrees to sell to Purchaser for that Purchase Price, (i) 3,980,000 shares (the "Purchaser's Shares") of the Company's Class B common stock, $.01 par value (the "Class B Common Stock"), such Purchaser's Shares being equal to 19.9% of the total issued and outstanding Class B Common Stock and Class A Common Stock, $.01 par value of the Company (the "Class A Common Stock") (the Class A Common Stock together with the Class B Common Stock is hereafter referred to as the "Common Stock"), and (ii) a warrant to purchase from Seller 4,020,000 shares of the Company's Class B Common Stock (the "Warrant"), such number of shares being equal to 20.1% of the total issued and outstanding Common Stock of the Company (the "Warrant Shares"). The Warrant shall be in the form of
Exhibit 1.1, and may be exercised by Purchaser's delivery of $31,406,250 ( the "Strike Price" as provided in the Warrant).

           1.2 Purchase Price. The aggregate purchase price for the Purchaser's Shares shall be $24,875,000 (the "Stock Purchase Price") and the aggregate purchase price of the Warrant shall be $1,000 (the "Warrant Purchase Price"). The Stock Purchase Price and the Warrant Purchase Price are hereinafter collectively referred to as the "Purchase Price". The Purchase Price shall be payable at the Closing (as defined below) by the Purchaser's delivery of $249,750 in cash to Seller and the execution and delivery of a promissory note in the form of Exhibit 1.2 (the "Purchase Note") by the Purchaser payable to the Seller for the $24,626,250 balance of the Purchase Price.

           1.3  Closing; Post Closing Adjustment.

                (a) The closing (the "Closing") of the purchase and sale of the Purchaser's Shares and the Warrant shall take place contemporaneously with the execution and delivery of this Agreement at such time and place as the Company, the Seller and the Purchaser shall agree (which time, date and place are referred to in this Agreement as the "Closing Date"). On the Closing Date, the parties shall deliver to one another such certificates and documents as are mutually agreed upon, duly executed and in form reasonably satisfactory to the receiving party and the Purchaser shall deliver the cash portion of the Purchase Price and the Purchase Note to the Seller.

                (b) On or before November 30,1997, the Company, in cooperation with Seller, shall deliver to the Purchaser (the date of such delivery being the "Adjustment Date"), an unaudited balance sheet of the Company dated as of July 31, 1997 (the "July 31 Balance Sheet"), which July 31 Balance Sheet shall have been prepared by the Company using accounting methods and principles consistent with those applied in the preparation of the Company's Pro Forma Balance Sheet (as defined in Section 3.7 below. For purposes of preparing the July 31 Balance Sheet, equity will be $125,000,000. In rendering the July 31 Balance Sheet, the Company shall consult with the Purchaser and the Seller and permit the Purchaser and the Seller at the earliest practicable date access to and copies of the work papers and calculations related thereto. The physical inventory adjustments to intercompany payables will be made based on the pro rata gain or loss on an individual company store basis from the last store physical inventory (July 31, 1997 or before) to the latest store physical inventory (July 31 through September 30, 1997). No adjustments of any nature (whether to payables, receivables, or inventory) shall be made to the Purchase Price. All adjustments will be made by means of debits or credits to Intercompany (as hereafter defined) accounts with corresponding adjustments to the Line of Credit balance.

                (c) Any dispute which may arise between the Purchaser and the Seller as to the July 31 Balance Sheet shall be resolved in the following manner:

                          (i)  If    either    party    disputes    any   such
calculation,  such party shall notify the other party in writing  within  thirty
(30) days after the Adjustment Date, and shall specify therein in detail the basis and reason for such dispute and the amount which is in dispute;

                          (ii) During  the thirty  (30) day  period  following
the receipt of such notice, the Purchaser and the Seller shall attempt in good faith to resolve such dispute; and

                          (iii)If at the end of the  thirty  (30)  day  period
specified in clause (ii) above, the parties shall have failed to reach agreement with respect to such dispute, the matter shall be referred to the Fort Worth, Texas, office of Arthur Andersen & Co., or such other firm of independent certified public accountants as the parties mutually agree, which shall act as an arbitrator. The arbitrator shall be instructed to use every reasonable effort to perform such services within thirty (30) days of the submission to it of the July 31 Balance Sheet and related dispute and, in any case, as soon as practicable after such submission. Each of the parties shall bear all costs and expenses incurred by it in connection with such arbitration, and the fees of the arbitrator shall be shared equally by the Purchaser and the Seller. This provision for arbitration shall be specifically enforceable by the parties and the decision of the arbitrator in accordance with the provisions hereof shall be final and binding and there shall be no right of appeal therefrom.

                (d) Within ten (10) days after the later of (i) the Adjustment Date, (ii) the date of the settlement of any dispute made in accordance with the provisions of Section 1.3(c) above, or (iii) the date of the decision of the arbitrator in connection with any dispute made in accordance with the provisions of Section 1.3(c) above, the Intercompany payables on the July 31 Balance Sheet shall be adjusted by amounts determined in accordance with the provisions of
Section 1.3(c) and (d) and which adjustment shall become an increase or decrease in the amount outstanding in the Line of Credit payable by the Company to Seller.

           1.4  Certain Excluded Assets.

                (a) Except as provided in Section 7.18, the assets and liabilities of the Company do not include copyrightable materials, trademarks, trade names, or service marks necessary for the ordinary conduct of the business as it is now conducted, or assets and liabilities associated with previously closed Computer City stores and related units (including but not limited to closed store inventory reserves, RMAC inventory reserves, vendor accounts payable on closed stores and accrued taxes relating to closed stores), and also do not include the European and Scandinavian Computer City stores and the Pro Forma Balance Sheet does not reflect such assets or liabilities.

                (b) The assets of the Company also do not include assets used in providing Transitional Services as defined below, and the Pro Forma Balance Sheet does not reflect such assets. The Company may acquire such assets in accordance with the provisions of Section 6.1(b).

      2.   Subordinated Note; Line of Credit.

           2.1 Subordinated Note. The Purchaser and Seller acknowledge that, upon the date Seller contributed the assets and liabilities of the Computer City division of Seller to the Company, the Seller assigned to the Company a $125,000,000 Subordinated Unsecured Promissory Note (the "Subordinated Note") previously payable by the Seller to Trans World Electronics, Inc. ("Trans World"). Upon the assignment of the Subordinated Note by Seller to the Company, the Company is primarily liable to repay the Subordinated Note to Trans World and the Seller is released from all obligations thereunder. A copy of the Subordinated Note is attached to the Agreement as Exhibit 2.1.

           2.2 Line of Credit . At the Closing, the Company and Seller shall execute a revolving line of credit agreement, security agreement, and related note in substantially the form of Exhibit 2.2 (collectively, the "Line of Credit"), pursuant to which the Company will be permitted to borrow up to $150,000,000 from the Seller to be used for working capital and other general corporate purposes. All advances to the Company under the Line of Credit shall be secured by the inventory and accounts receivable of the Company. The Line of Credit shall terminate on December 31, 1997. Notwithstanding the terms of the Line of Credit, the Company and Purchaser shall each use its commercially reasonable efforts to locate unaffiliated financing to eliminate the Seller supplied line of credit as soon as practical following the Closing. If necessary to procure the Line of Credit, Seller agrees to provide a guaranty of payment (such guarantee to be secured by the inventory and accounts receivable of the Company) to the lender providing such line of credit to the Company in an amount not to exceed the amount of the Line of Credit, on customary terms and conditions, provided that such guaranty shall terminate as to any replacement borrowing when Seller's ownership of the Company drops below 50.1% of the issued and outstanding Common Stock of the Company or the Company is no longer consolidated with Seller for GAAP purposes, provided that Seller releases any liens held by it if allowed by Seller's credit agreement at the time, to secure any portion of the Line of Credit in order for the Company to provide first liens to a replacement lender, and provided further that all indebtedness owed by Company to Seller under the Line of Credit is paid in full contemporaneously with such release of liens.

           2.3 Intercompany Receivables/Payables. Until such time as the Line of Credit terminates, all Intercompany payables and receivables for each month shall be settled within 15 days following the end of each month by means of debits or credits to Intercompany accounts with corresponding adjustments to the Line of Credit balance. Upon termination of the Line of Credit, Intercompany adjustments to payables and receivables balances will be paid in cash within 15 days following the end of each month by either the Company or the Seller as the case may be. For as long as the Company and the Seller share the same general ledger system, the adjustment amount shall be the amount appearing in the general ledger balance in account number 2701. Thereafter, the parties will each bill the other for such charges, and each party shall have 15 days to pay from the date of the invoice or statement. Amounts not paid when due shall bear interest at the rate of 10% per annum. No adjustments to equity or Intercompany payables, receivables or inventory shall be made if such adjustments are attributable to future accounting changes adopted by the Company or the Seller either voluntarily or as required by generally accepted accounting principles ("GAAP"). For purposes of this Section 2 and Section 1.3, "Intercompany" shall refer to transactions and events occurring between Company and Seller or Seller's subsidiaries. The Company and Seller may, by written agreement, vary the adjustment method set out in this Section 2.3.

      3.   Representations and Warranties of the Seller.

      The Seller hereby represents and warrants to the Purchaser subject to the terms and conditions of this Agreement and the transactions contemplated hereby, and except as specifically disclosed by the Seller and the Company in, any of the Schedules to this Agreement, that, as of the Closing Date:

           3.1 Organization and Standing. Each of the Seller and the Company is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, has all requisite corporate power and authority to carry on its business as now conducted, and is or will be by the Adjustment Date duly qualified as a foreign corporation and is or will be by the Adjustment Date in good standing in all jurisdictions in which such qualification is required, except where the failure to so qualify could not reasonably be expected to have a material adverse effect on the operations or financial condition of the Seller or the Company, taken as a whole. True and accurate copies of the Certificate of Incorporation, as amended, of each of the Seller and the Company, including all amendments thereto, and the Company's Bylaws, as amended, as presently in effect, have been delivered to Sayles & Lidji, counsel for the Purchaser.

           3.2 Authorization. Except as set forth in Schedule 3.2, the execution, delivery and performance of all obligations of each of the Seller and the Company under this Agreement, (a) are within the corporate power and authority of the Seller and the Company, respectively, (b) have been duly authorized by all necessary corporate proceedings, and (c) do not conflict with or result in any breach of any provision hereof or the Certificate of Incorporation, or Bylaws of each of the Seller and the Company, which could reasonably be expected to have a material adverse affect on the business, operations, properties or financial condition of the Seller or the Company, taken as a whole.

           3.3 Enforceability. The execution and delivery of this Agreement will result in legal and binding obligations of the Seller and will be enforceable against it in accordance with the respective terms and provisions hereof, except to the extent (a) such enforceability is limited by bankruptcy, insolvency, reorganization, moratorium or other laws related to or affecting generally the enforcement of creditors' rights, and (b) that the availability of the remedy of specific performance or injunctive or other equitable relief is subject to the discretion of the court before which any proceeding therefor may be brought.

           3.4 Capitalization. The authorized capital of the Company consists of 30,000,000 shares, 15,000,000 of which have been authorized as Class A Common Stock, 10,000,000 of which have been authorized as Class B Common Stock, and 5,000,000 of which have been authorized as Preferred Stock, $.01 par value (the "Preferred Stock"). As of the date hereof, 12,000,000 shares of Class A Common Stock and 8,000,000 shares of Class B Common Stock are outstanding, each of which was validly issued and is fully paid and nonassessable. There are currently no shares of Preferred Stock outstanding. The Seller owns all outstanding shares of Common Stock. There are presently none and, as of the Closing, there will be no options, warrants, convertible debentures, conversion privileges, preemptive rights or other rights presently outstanding to purchase or otherwise acquire any of the authorized and unissued capital stock of the Company other than as created pursuant to this Agreement. All outstanding shares of Class A Common Stock and Class B Common Stock have been issued in compliance with all applicable federal and state securities laws.

           3.5 Subsidiaries. The Company does not presently own or control any other corporation, association or other business entity, except as disclosed in
Schedule 3.5.

           3.6 Validity of Shares. The Purchaser's Shares and Warrant Shares to be acquired by the Purchaser pursuant to this Agreement and upon the due exercise of the Warrant, respectively, are or will be duly and validly issued, fully paid and nonassessable at the time such shares are purchased by the Purchaser. The certificates evidencing the Common Stock of the Company comply in all material respects with the requirements of the Delaware General Corporation Laws.

           3.7 Financial Statements. The Seller has furnished the Purchaser with a copy of the unaudited pro forma balance sheet of the Company as of June 30, 1997 (the "Pro Forma Balance Sheet") and the profit and loss statements for the Computer City division on a combined basis. Each of the foregoing financial statements, to the best of Seller's knowledge, fairly present the financial condition of the Company at the respective dates of and for the periods referred to in such financial statements, consistent with the books and records of the Seller and Seller's prior 1997 practices. Purchaser acknowledges that the Company was created by contribution of assets from a former operating division of Seller and other support divisions of Seller, and therefore GAAP cannot be strictly applied to Company's books, records and balance sheets and that certain Pro Forma Balance Sheet items are good faith estimates. Seller shall also furnish profit and loss statements for the Computer City Division on a per store basis prepared in accordance with Seller's prior practices.

           3.8 Absence of Undisclosed Liabilities. The Company has no known material obligations or liabilities (whether accrued, absolute, contingent, liquidated, unliquidated, or otherwise, whether due or to become due, or whether arising out of transactions entered into on or prior to the Closing Date, out of any action or inaction on or prior to such Closing Date, or out of any state of facts existing on or prior to such Closing Date), including taxes with respect to or based upon transactions or events occurring on or before such Closing Date, except:

                (a)  liabilities set forth on the Pro Forma Balance Sheet;

                (b) liabilities which have accrued or arisen after the date of the Pro Forma Balance Sheet in the ordinary course of business (none of which is a liability for any breach of contract, breach of warranty, tort, infringement, claim or lawsuit) and which are not individually or in the aggregate, material to the financial condition or business of the Company, taken as a whole;

                (c)  obligations   under  contracts  or  commitments   (but  not
liabilities for breaches of contracts or commitments) entered into or arising in the ordinary course of business;

                (d) liabilities and obligations disclosed in Schedule 3.8, provided, however, that the listing of a contract on the Schedules does not constitute the disclosure of any breach of such contract or of any liability not specifically identified in such contract;

                (e) claims not yet asserted for taxes, breach of contract, or breach of warranty or otherwise; and

                (f)  obligations   and   liabilities   contemplated  as  being
transferred to Company under this Agreement.

           3.9 No Material Adverse Changes. Between the date of the Pro Forma Balance Sheet and the Closing Date, there have been no material adverse changes in the financial condition, operating results, assets, properties, business prospects, material customer relations, or employee relations of the Company known to Seller which have not been disclosed to Purchaser in Schedules to this agreement and which, individually or in the aggregate, have had a material adverse effect upon the financial condition of the Company, taken as a whole.

           3.10 Absence of Certain Developments. Between the date of the Pro Forma Balance Sheet and the Closing Date, except as contemplated by this Agreement or as set forth in Schedule 3.10:

                (a) There has been no damage, destruction or casualty loss, whether or not covered by insurance, affecting any of the properties or assets of the Company, which would have a material adverse effect upon its financial condition, taken as a whole.

                (b) The Company has not: (i) issued any bonds or other corporate securities; (ii) borrowed any amount or incurred or become subject to any material liabilities (absolute or contingent) other than in the ordinary course of business; (iii) discharged or satisfied any material lien or encumbrance or paid any material obligation or liability (absolute or contingent) other than current liabilities shown on its Pro Forma Balance Sheet or current liabilities incurred in the normal course of business; (iv) declared or made any dividends or other payment or distribution of cash or other property to its stockholders with respect to their stock or purchased or redeemed any shares of its Common Stock; (v) mortgaged, pledged or knowingly subjected to material lien, charge or any other encumbrance, any of its assets, tangible or intangible, except for liens relating to taxes not yet due and payable; (vi) sold, assigned or transferred any of its tangible assets of material value, except inventory and other property in the ordinary course of business; (vii) sold, assigned or transferred any patents, licenses, permits, trademarks, trade names, copyrights, trade secrets or other intangible assets of material value; (viii) suffered any extraordinary loss or waived any right of material value, whether or not in the ordinary course of business and consistent with past practice; (ix) entered into any material transaction other than in the ordinary course of business; (x) made any individual or related group of Company expenditures except in the ordinary course of business; (xi) made any material charitable contributions or pledges; or (xii) made any commitment to take any of the foregoing actions.

           3.11 Title to Properties and Condition of Assets. Except as disclosed in Schedule 3.11 and except for Ordinary Store Exceptions (as defined below):

                (a) The Company owns or leases all properties and assets used by it or located on its premises and which are shown on the Pro Forma Balance Sheet or acquired after the preparation thereof, free and clear of all material liens and encumbrances, except (i) as disclosed in the Pro Forma Balance Sheet, (ii) liens for current taxes not yet due and payable and (iii) other immaterial liens. For purposes of this Section 3.11(a), "material" shall mean a lien or encumbrance against a property or asset the foreclosure of which would result in a material adverse effect on the Company's business or financial condition, each taken as a whole.

                (b) All machinery, equipment, buildings and other tangible assets owned or leased by the Company located on the premises of the Company or used by the Company and shown on the Pro Forma Balance Sheet or acquired in July prior to Closing are in serviceable condition and repair subject to ordinary wear and tear and obsolescence.

                (c) To the best of its knowledge and belief, the Company is not in violation of any applicable zoning ordinance or other law, regulation or requirement relating to the operation of owned or leased properties which violation could reasonably be expected to have a material adverse affect on the Company's business or financial condition, taken as a whole, and neither the Seller nor the Company has received any notice of any such material violation.

                (d) Schedule 3.11(d) sets forth the real property leased or owned by the Company and, (i) with respect to each lease, the expiration date of the lease, the estimated monthly base rent, the estimated square feet under lease, and the location of the property, and (ii) with respect to real property owned by the Company, a brief description of the title insurance carried by the Company thereon.

      The phrase "Ordinary Store Exceptions" means instances at Company store locations in which store management has made arrangements for the use, barter, informal consignment, or lease of assets for use at such store location or contracts terminable upon 90 days notice or less without penalty for services or goods to be provided at such store.

           3.12 Inventories. Inventory recorded on the Pro Forma Balance Sheet and the July 31 Balance Sheet are or will be valued thereon at the lower of cost or market based on the most recent purchase order or invoice price from primary suppliers net of reserves. The inventories of the Company shown on the Pro Forma Balance Sheet or acquired in July prior to Closing are usable and salable in the ordinary course of business, net of certain reserves.

           3.13 Customer Accounts Receivable. Unless paid or otherwise settled on or prior to the Closing Date, the Customer Accounts Receivable of the Company reflected in the Pro Forma Balance Sheet are collectable in full, net of reserves allocable thereto as shown on the Pro Forma Balance Sheet.

           3.14 Vendor Receivables. Vendor Receivables represent estimated amounts due from vendors pursuant to contractual arrangements (including but not limited to coop advertising credits, price protection credits, rebates, credit for returned goods, etc.). These Vendor Receivables are included in various balance sheet categories in the Pro Forma Balance Sheet and are collectable in full, net of reserves allocable thereto as shown on the Pro Forma Balance Sheet.

           3.15 Tax Matters. The Company has filed all federal, foreign, state, county and local income, excise, sales, use, property and other tax returns which it is required to file and all such returns are materially true and correct. The Company has paid all taxes which it owes or is obligated to withhold from amounts owing to any employee, creditor or third party. The Company is not liable for any tax with respect to any transaction not in the ordinary course of business consummated on or prior to the Closing, and, to the Company's knowledge, no such tax liability has been asserted by any governmental authority. The Company has entered into a Tax Sharing Agreement with Seller dated July 17,1997, a copy of which has been provided to Purchaser.

           3.16 Contracts and Commitments.

                (a) Except as  contemplated  by this  Agreement  or disclosed in
Schedule 3.16(a), the Company is not a party to any material written or oral:

                     (i) pension, profit sharing, bonus, stock option or other plan providing for deferred or bonus compensation to employees;

                     (ii) agreement or indenture relating to the borrowing of money or to mortgaging, pledging or otherwise placing a lien on any assets of the Company;

                     (iii)guarantee of any obligation for borrowed money or otherwise, other than endorsements made for collection;

                     (iv) lease or agreement under which the Company is lessee of or holds or operates any material property, real or personal, owned by any other party; or

                     (v) lease or agreement under which the Company is lessor of or permits any third party to hold or operate any material property, real or personal, owned or controlled by it.

                (b) Except as  contemplated  by this  Agreement  or disclosed in
Schedule 3.16(b), the Company, to the best of its knowledge and belief, has in all material respects performed all the obligations required to be performed by it as of the date of this Agreement and is not in default of any material provisions of any material lease, contract, commitment or other agreement to which it is a party.

                (c) Schedule 3.16(c), to the best of Seller's knowledge and belief and without full investigation, contains, under the heading Material Contracts, a listing of material contracts to which the Company is a Party.

           3.17 Governmental Consents. Except with respect to state or local business licenses and permits, to the best of Seller's knowledge and belief all consents, approvals, orders, or authorizations of, or registrations, qualifications, designations, declarations or filings with any Federal or state governmental authority on the part of the Company required in connection with the consummation of the transactions contemplated by this Agreement have been obtained or will be obtained prior to, and be effective as of, the Adjustment Date.

           3.18 Compliance with Other Instruments. Except as otherwise set forth in this Agreement or a Schedule, neither the Seller nor the Company, to the best of their knowledge and belief, is in violation of any material provision of any mortgage, indenture, instrument, judgment or decree to which it is a party, or of any provision of any Federal or state judgment, writ, decree, or order applicable to the Company. To the best of the Seller's knowledge, the execution, delivery and performance of this Agreement will not result in any such violation or be in conflict with or constitute a default under any such provision.

           3.19 Misleading Statements. To the best of the Seller's knowledge, no representation or warranty by the Seller in this Agreement or in any statement or certificate furnished or to be furnished by the Seller to the Purchaser pursuant to this Agreement, including the exhibits hereto, contains or will contain any untrue statement of a material fact which would have a material, adverse affect on the financial condition of the Company taken as a whole when first made.

           3.20 Litigation. Schedule 3.20 lists, under the heading Open Claims and Litigation, all actions, proceedings and investigations pending or, to the best knowledge of the Seller's officers, threatened against the Company before any court or administrative agency, that could reasonably be expected to result, either individually or in the aggregate, in any material adverse change in the business, prospects, condition, operations, properties or assets of the Company, taken as a whole, or in any material liability on the part of the Company. The foregoing includes, without limiting the generality thereof, actions pending or, to the best knowledge of the Seller's officers, threatened involving the prior employment of any of the Company's employees or their use in connection with the Seller's or the Company's business of any information or techniques allegedly proprietary to any of their former employers, as well as actions which could reasonably be expected to affect the validity of this Agreement or any actions taken or to be taken in connection therewith.

           3.21  Trademarks and  Copyrights.  Except for the items  disclosed in
Schedule 3.20 (described above), to the best of Seller's knowledge and belief, the Company owns or possesses, has access to, or can become licensed on reasonable terms to use, all trademarks, service marks, trade names, copyrights, licenses, information, proprietary rights, know-how, formulas and processes necessary for the lawful conduct of its business as now conducted, without any infringement of or conflict with the rights of others. Without limiting the generality of the foregoing, the Company owns and possesses all right, title and interest in its intellectual property, including all computer software which is created, developed or produced by its employees except to the extent agreements with third parties require assignment or license of such rights to the third party. Seller will license or sublicense to Company, to the extent allowed by law or contract, all copyrightable material (such as computer software) necessary for the business as now conducted by Seller.

           The license for the trademarks, trade names, and service marks is set forth in Exhibit 3.21 (the "Trademark License Agreement"). Schedule A of Exhibit
3.21 sets forth a true and correct listing of all trademarks, trade names and service marks used in the Company's business excluding Norway, Sweden, Finland, Denmark and Iceland. Seller shall grant Company an exclusive worldwide license, excluding Norway, Sweden, Finland, Denmark and Iceland, for all trademarks, trade names, and service marks necessary for the ordinary conduct of the business as it is now conducted by Seller. The license shall be royalty free. At such time as the Subordinated Note is paid in full the license for the use of the trademarks, trade names or service marks shall be a perpetual, royalty free license unless terminated by mutual agreement or in accordance with the terms of the Trademark License Agreement. All use of the trademarks, tradenames, and service marks shall inure to the benefit of Seller. Nothing in this section shall require Seller to assign or transfer its rights in any copyrightable material, trademarks, trade names, and service marks that are required by Seller to operate the ongoing business of Seller. The provisions of this section do not apply with respect to any product or service supplied by a third party vendor which is sold, leased, licensed or otherwise transferred by Company to its end user retail customers.

           3.22 Employment Contracts. Other than as disclosed on Schedule 3.22, the Company does not have any employment contracts with any of its employees not terminable at will and does not have any collective bargaining agreements covering any of its employees.

           3.23 Insurance. The Company, a subsidiary of Seller, is presently covered by Seller's commercial and general liability insurance policies sufficient in amount (subject to the deductibles and retention provided for therein) to allow it to replace any of its properties that might be damaged or destroyed.

           3.24 Registration Rights. Except as provided for in this Agreement, the Company is not, as of the date of this Agreement, under any obligation to register under the Securities Act of 1933, as amended (the "1933 Act"), any of its presently outstanding securities or any of its securities that may subsequently be issued.

           3.25 Interested Party Transactions. Except as contemplated by this Agreement or otherwise disclosed in filings made or to be made by Seller with the Securities and Exchange Commission (the "Commission") and to the best of Company's knowledge, no officer, director or shareholder of the Company or any "affiliate" or "associate" (as these terms are defined in Rule 405 promulgated under the 1933 Act) of any such person, entity or the Company has or has had, either directly or indirectly, (a) a material interest in any person or entity which (i) furnished or sells services or products which are furnished or sold or are proposed to be furnished or sold by the Company, or (ii) purchases from or sells or furnished to the Company any goods or services, or (b) a material beneficial interest in any contract or agreement to which the Company is a party or by which it may be bound or affected. Other than as contemplated under this Agreement, there are no existing material arrangements or proposed material transactions between the Company and any officer, director, or holder of more than 5% of the stock of the Company or any affiliate or associate of any such person.

      4.   Representations and Warranties of the Purchaser.

           Purchaser represents and warrants to the Seller that:

           4.1 Organization and Standing. The Purchaser is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, has all requisite power and authority to carry on its business as now conducted, and is duly qualified as a Limited Liability Partnership and is in good standing in all jurisdictions in which such qualification is required, except where the failure to so qualify could not reasonably be expected to have a material adverse effect on the operations or financial condition of the Purchaser, taken as a whole.

           4.2 Authorization. The execution, delivery and performance of all obligations of the Purchaser under this Agreement (a) are within the power and authority of the Purchaser, (b) have been duly authorized by all necessary proceedings, and (c) do not conflict with nor will result in any breach of any provision hereof or the creation of any lien upon any of the property of the Purchaser, which conflict, breach or lien could reasonably be expected to have a material adverse affect on the business operations, properties or financial condition of the Purchaser, taken as a whole. This Agreement, when executed and delivered by the Purchaser, shall constitute its valid and legally binding obligation enforceable against it in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency, and the relief of debtors.

           4.3 Ownership of the Purchaser. Rosetta Stone Holdings LLC, a Texas limited liability company (which is owned 75% by Avery More and 25% by Morti Tenenhaus) is the owner and holder of 42.86% of Purchaser, Nathan Morton is the owner and holder of 42.86% of Purchaser, and Robert J. Boutin is the owner and holder of 14.28% of Purchaser. The owners of Purchaser contemplate that a total of 12.5% of Purchaser may be owned by one or more other parties, including approximately 2.5% of which may be owned by an as yet unidentified charitable organization.

           4.4 Governmental Consents. All consents, approvals, orders, authorizations, or registrations, qualifications, designations, declarations or filings with any Federal or state governmental authority on the part of the Purchaser required in connection with the consummation of the transactions contemplated by this Agreement have been obtained or will be obtained prior to, and be effective as of, the Closing. In particular, Purchaser represents that no filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is required.

           4.5 Compliance With Other Instruments. Purchaser is not in violation of any provisions of its partnership or operating agreement or, to the best of Purchaser's knowledge, of any material provision of any mortgage, indenture, contract, agreement, instrument, judgment or decree to which it is a party, or of any provisions of any Federal or state judgment, writ, decree, or order which would materially and adversely affect its performance under this Agreement, and the execution, delivery and performance of this Agreement will not result in any such violation or be in conflict with or constitute a default under any such provisions.

           4.6 Tax Matters. The Purchaser and all Purchaser's owners have filed all federal, foreign, state, county and local income, excise, sales, use, property and other tax returns which it is required to file and all such returns are materially true and correct. The Purchaser has paid all taxes which it owes or is obligated to withhold from amounts owing to any employee, creditor or third party. The Purchaser is not liable for any tax with respect to any transaction not in the ordinary course of business consummated prior to the Closing, and, to the Purchaser's knowledge, no such tax liability has been asserted by any governmental authority.

           4.7 Misleading Statements. To the best of the Purchaser's knowledge, no representation or warranty by the Purchaser in this Agreement or in any statement or certificate furnished or to be furnished by the Purchaser to the Seller pursuant to this Agreement, including the exhibits hereto, contains or will contain any untrue statement of a material fact which would have a material adverse effect on the condition of the Company taken as a whole when first made or which would have a material adverse effect on Purchaser's ability to perform its obligations hereunder or thereunder.

           4.8 Litigation. Schedule 4.8 lists all actions, proceedings and investigations pending or, to the best knowledge of the Purchaser's officers, threatened against Purchaser or Purchaser's owners set forth in Section 4.3 before any court or administrative agency, that could reasonably be expected to result, either individually or in the aggregate, in any material adverse change in the business, prospects, condition, operations, properties or assets of Purchaser or Purchaser's owners set forth in Section 4.3, or in any material liability on the part of Purchaser, the owners of Purchaser set forth in
Schedule 4.3, or the Company or in any way questions the validity of this Agreement or any actions taken or to be taken in connection therewith.

      5.   Federal and Other Securities Laws.

           5.1  Investment Representation.

                (a) This Agreement is made with the Purchaser in reliance upon the representations of the Purchaser to the Seller, which by its acceptance hereof the Purchaser hereby confirms, that the Purchaser's Shares, the Warrant, and the Warrant Shares (if received upon exercise of the Warrant) to be received by it will be acquired for investment for its own account, not as a nominee or agent, and not with a view to the sale or distribution of any part thereof. By executing this Agreement, the Purchaser further represents that it does not have any contract, undertaking, agreement, or arrangement with any person to sell, transfer, or grant participation to such person, or to any third person, with respect to any of the Purchaser's Shares, the Warrant, and the Warrant Shares.

                (b) The Purchaser understands that the Purchaser's Shares, the Warrant, and the Warrant Shares are not registered under Section 4(2) of the Securities Act of 1933 (the "1933 Act") on the ground that the sale provided for in this Agreement or the Warrant and the issuance of the Purchaser's Shares, the Warrant, and the Warrant Shares is exempt from registration under the 1933 Act and that the Company's reliance on such exemption is predicated on the Purchaser's representations set forth herein. The Purchaser realizes that the basis for the exemption may not be present if, notwithstanding such representations, the Purchaser has in mind merely acquiring the Purchaser's Shares, the Warrant, and the Warrant Shares for a fixed or determinable period in the future, or for a market rise or for sale if the market does not rise. The Purchaser hereby confirms and represents that it has no such intention.

                (c) The Purchaser represents that it is an "accredited investor" within the meaning of Rule 501 under the 1933 Act and that it is experienced in evaluating and investing in companies such as Company, is able to fend for itself in the transactions contemplated by this Agreement, has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of its investment and has the ability to bear the economic risks of its investment. The Purchaser further represents that it has had access, during the course of the transaction and prior to its purchase of the Purchaser's Shares and the Warrant to the same kind of information that would be provided in a registration statement filed by the Company under the 1933 Act and that it has had, during the course of the transaction and prior to its purchase of the Purchaser's Shares and the Warrant the opportunity to ask questions of, and receive answers from, the Company concerning the terms and conditions of the offering and to obtain additional information necessary to verify the accuracy of any information furnished to it or to which it had access.

                (d) The Purchaser understands that the Purchaser's Shares, the Warrant, and the Warrant Shares may not be sold, transferred or otherwise disposed of without registration under the 1933 Act or an exemption therefrom, and that in the absence of an effective registration statement covering the Purchaser's Shares, the Warrant, and the Warrant Shares or an available exemption from registration under the 1933 Act, the Purchaser's Shares, the Warrant, and the Warrant Shares must be held indefinitely. In particular, the Purchaser is aware that the Purchaser's Shares, the Warrant, and the Warrant Shares may not be sold pursuant to Rule 144 promulgated under the 1933 Act unless all of the conditions of that Rule are met. Among the conditions for use of Rule 144 is the availability of current information to the public about the Company. Such information is not now available and the Company has no present plans to make such information available. The Purchaser represents that, in the absence of an effective registration statement covering the Purchaser's Shares, the Warrant, and the Warrant Shares, it will sell, transfer or otherwise dispose of the Purchaser's Shares, the Warrant, and the Warrant Shares only in a manner consistent with the representations of Purchaser set forth herein and then only in accordance with the provisions of Section 7 hereof.

                (e) The Purchaser agrees that in no event will it make a transfer or disposition of any of the Purchaser's Shares, the Warrant, and the Warrant Shares (other than pursuant to an effective registration statement under the 1933 Act or pursuant to and in compliance with the provisions of Section 17 hereof), unless and until (i) the Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a statement of the circumstances surrounding the disposition and assurance that the proposed disposition is in compliance with all applicable laws and (ii) if reasonably requested by the Company, at the expense of the Purchaser or its transferee, it shall have furnished to the Company an opinion of counsel, reasonably satisfactory to the Company, to the effect that such transfer may be made without registration under the 1933 Act.

           5.2  Legends; Stop Transfer.

                (a) All certificates for the Purchaser's Shares and Warrant Shares, as well as the Warrant, shall bear the following legend:

      These securities have not been registered under the Securities Act of 1933. They may not be sold, offered for sale, pledged or hypothecated in the absence of an effective registration statement as to the securities under said Act or an opinion of counsel satisfactory to the Company that such registration is not required.

      These securities are subject to certain transfer and other restrictions set forth in a Stock Purchase Agreement dated as of July 17, 1997 among the Company, Tandy Corporation and Eureka Venture Partners, III., LLP (the "Stock Purchase Agreement") and certain related agreements. The Company will not recognize any transfer of these securities except in accordance with the Stock Purchase Agreement and related agreements, and any transfer which is not in compliance with the Stock Purchase Agreement and related agreements shall be null and void.

      These Securities have been pledged by Eureka Venture Partners, III, LLP to Tandy Corporation under a Pledged Security Agreement dated July 17, 1997, to secure Eureka Venture Partners, III, LLP's obligations to Tandy Corporation under a Purchase Note dated July 17, 1997 and a Warrant Purchase Note. These securities may not be transferred to any other person except upon release of the securities from such pledge by Tandy Corporation

                (b) The certificates for the Purchaser's Shares, the Warrant, and the Warrant Shares shall also bear any legend required by any applicable state securities law.

                (c) In addition, the Company shall make a notation regarding the restrictions on transfer of the Purchaser's Shares and Warrant Shares in its stock books and the Purchaser's Shares and Warrant Shares shall be transferred on the books of the Company only if transferred or sold pursuant to an effective registration statement under the 1933 Act covering such shares or pursuant to and in compliance with the provisions of Section 17 hereof.

                (d) The share certificates, the warrant, and any shares issued pursuant to the warrant, shall remain in the custody and control of Seller pursuant to that certain Pledge and Security Agreement of even date herewith.

      6.   Covenants of the Parties

           6.1  Covenants of the Seller.
                (a) Consents. On or prior to the Adjustment Date unless otherwise provided for herein, the Seller will obtain such consents and approvals from the Company's lessors, lenders and other persons, entities or others having business relations with the Company as are necessary for the continuation in full force and effect after the Closing (i) of the Company's leases, loan arrangements and all material agreements set forth on Schedule 3.16(c) and (ii) of the Company's business in the same manner as conducted prior to the Closing. The Seller will take commercially reasonable action in good faith to obtain all necessary consents not delivered at Closing and listed on
Schedule 6.1(a) by the Adjustment Date. After the Adjustment Date, Seller and Company will cooperate in good faith to resolve between them any issues regarding consents and approvals which Seller is required to obtain but which it is unable to obtain. With regard to leases for which consents and approvals are required but are not obtained or for which notice periods have not expired, Seller will enter into a management contract substantially in the form of
Exhibit 6.1(a) with the Company for those locations unless Company and Seller agree otherwise. Further, if recapture rights or other issues arise with regard to leases, Seller and Company shall cooperate in good faith to resolve the issue in a mutually beneficial manner, which may include allowing the recapture to occur.

                (b) Transitional Services to be Provided by Seller. Following the Closing, Seller shall provide the Company on a temporary basis with the administrative support services relating to accounting and tax functions, payroll services, benefits administration, information and data processing services, corporate office space and legal, insurance, security, real estate, service support, human resources services and other related services as more fully described on Exhibit 6.1(b) ("Transitional Services") in exchange for the fees listed for each such service on Exhibit 6.1(b) (the "Transitional Services Fees"). Such Transitional Services will be provided in a manner and to the extent consistent with activities of a similar nature provided by Seller to the Company's operations during the one year period prior to the Closing Date (including the period of time during which such operations were a division of Seller). As soon as practical following the Closing and after consultation with the Seller on timing and reasonable time frames, the Company will seek to take over or terminate all of such functions in order to operate on an independent basis. The Transitional Services Fees will be reduced by the amounts on Exhibit 6.1(b) as Transitional Services provided to Company by Seller are taken over by the Company. Except as otherwise agreed, when Transitional Services are taken over or terminated by the Company, except as set forth on Schedule 6.1(b), the Company shall acquire all related, remaining assets of Seller dedicated to the provision of the Transitional Services to Company by Seller including, but not limited to, Computer City forms in Seller's inventory, spare parts and accessories in the inventory of the Tandy Retail Service Division of Seller, inventory in the Tandy Security Division of Seller, computers, parts and accessories in the BTO (Tandy Systems Integration Facility) operation of the Seller, computer equipment, capitalized and other assumed lease commitments and capitalized software in the Tandy Information Service of the Seller (net of disposal costs, if any), services and materials furnished by Tandy Signs and Tandy Cabinets, inventory in the Refurb Center and in all the Computer City Repair Centers, inventory at RMAC, computer equipment, equipment and related accessories in the Tandy Credit Division of Seller and, all computers and related equipment on the books of any other support division of the Seller. The purchase price of all such dedicated assets shall be (i) with respect to inventory, the current carrying value as shown on Seller's books and (ii) with respect to fixed assets, the net book value. The fixed assets of FALCON shall not be subject to acquisition by the Company, but shall remain on Seller's books. The Company shall pay Seller in accordance with the methodology set forth in the Transitional Services Agreement for continuing use of the FALCON service.

                (c) Software Licenses. The Seller shall, upon the request of the Company and to the extent Seller is able to grant a license, grant licenses to any or all of the software system programs used to operate the business of the Company for no fee other than fees Seller is required to pay to third parties in order to grant such licenses. Such licenses shall be non-assignable and perpetual (or equal in duration to the license granted by a third party owner to the Seller) to the extent permitted by such licenses. If Seller cannot license, assign or transfer its rights to use a third party's software, Seller shall use commercially reasonable efforts to assist Purchaser to obtain a separate license from the software owner at a reasonable price payable solely by the Company to allow Company to use the software. Nothing in this section shall require Seller to assign or transfer its rights in any software that is required by Seller to operate the ongoing business of Seller. A list of all material software licenses is included in Schedule 6.1(c). After the Closing, Company shall independently procure the rights to use any copyrightable material (including but not limited to licenses, manuals, software, etc.) which Seller is unable to transfer, sublicense or assign.

                (d) Employee Benefit Plans Continuation. Schedule 6.1(d) contains a list of all employee benefit plans as to which employees of the Company, who were previously employees of Seller while the Company's business was operated as a division, and Seller shall continue to provide coverage under such plans to employees of the Company as set forth on Schedule 6.1(d) and charge Company for services related thereto pursuant to the Transitional Services Agreement.

           6.2  Covenants of the Company.

                (a) Employees.Company shall employ all individuals who are employees of the Computer City division on the Closing Date.

                (b) Employee Stock Option Plan. Each of the Company, Purchaser and the Seller covenant and agree that it will cause the Company to approve and adopt an Employee Stock Option Plan of the Company, pursuant to which employees of the Company may acquire Class B shares in the Company through incentive and non-incentive stock option. The Employee Stock Option Plan shall be administered by the Company's Board of Directors or a committee thereof selected by the Board of Directors. Further, the Company's Board of Directors shall cause to be reserved an aggregate number of shares of its Class B Common Stock to be issued pursuant to the exercise of all options granted under the Stock Option Plan equal to, but not in excess thereof, 10% of the authorized and issued Common Stock of the Company as of the date hereof.

                (c) Company Certificates. The Company shall have delivered to Purchaser by the Adjustment Date certificates from the Secretary of State of each state where the Company is qualified to transact business as to the good standing of the Company under the laws of such state.

           6.3  Purchasers Covenants.

                (a) Ownership Changes of Purchaser. Each owner of Purchaser may have or may in the future grant rights in a portion of such party's interest in Purchaser to family members or affiliates, provided that in no event shall the combined beneficial ownership interests of Avery More and Nathan Morton in Purchaser, during their lives and prior to a Resulting Transaction, fall below 50% without the consent of Seller. For the purpose of this paragraph the beneficial ownership of Avery More shall include any ownership through entities in which he holds a controlling interest.

                (b)  Management  Agreements.   Purchaser  and  each  owner  of
Purchaser shall execute the Management Agreement set forth on Exhibit 6.3(b).

      7.   Agreements Between the Company, the Purchaser and the Seller.

           7.1 Definitions. As used herein, the following terms shall have the following meanings:

                (a) EBITDA Plan and EBITDA Floor. As used herein, "EBITDA Plan" shall mean for purposes of this Agreement, the Company's achieving $8,000,000 of EBITDA for any EBITDA Period. The "EBITDA Floor" shall be an EBITDA loss of $4,000,000 in any EBITDA Period. "EBITDA", for the purpose of this Agreement, means earnings before interest, taxes, depreciation, and amortization and excluding all amounts in account number 5503 (the "Tandy Administrative Charges Account"), determined in accordance with Seller's prior practices. "EBITDA Period" means (i) for purposes of the EBITDA Plan, any combined, trailing two fiscal quarters ending on any fiscal quarter end between September 30, 1998 and March 31, 1999, inclusive; and (ii) for purposes of the EBITDA Floor, any combined, trailing two fiscal quarters ending on any fiscal quarter end between March 31, 1998 and March 31, 1999, inclusive. The parties may modify the EBITDA Plan and EBITDA Floor by mutual written agreement.

                (b) Rights Offering. As used herein, "Rights Offering" shall mean an offering of the Company's Common Stock registered under the 1933 Act pursuant to which the Seller or the Company will grant rights to shareholders of the Seller to purchase common stock of the Company at a predetermined price (the "Offering Price") or any other offering of Company securities, such as an initial public offering, registered under the 1933 Act. Those rights would allow a holder thereof to purchase stock at the Offering Price with the Offering Price proceeds thereof going to the grantor of the rights (either the Company or the Seller, as the case may be) or would allow the holder to sell the rights.

                (c) Spin-Off. As used herein, "Spin-Off" shall mean a transaction in which all or a substantial part of the common stock of the
Company held by the Seller, which excludes an amount of common stock transferable upon the exercise of the Warrant by Purchaser, is distributed to the shareholders of Seller and, contemporaneously therewith, the Company registers any class of its securities under the Securities and Exchange Act of 1934, as amended.

                (d) Sale of the Company. As used herein, "Sale of the Company" shall mean a disposition of all or substantially all of the assets of the Company, or the sale or transfer of all or substantially all of the stock of the Company in a transaction or series of related transactions, whether by stock sale, merger, assignment or otherwise, excluding a Rights Offering or Spin-Off. A sale of substantially all of Seller's common stock of the Company shall, for the purpose of this definition, be treated as a Sale of the Company.

                (e)  Resulting   Transaction.   As  used  herein,   "Resulting
Transaction" means a Rights Offering, Spin-Off, or Sale of the Company.

           7.2 EBITDA Plan. The Seller, the Purchaser and the Company jointly covenant and agree to use all commercially reasonable efforts consistent with their respective directors' business judgment to achieve and exceed the EBITDA Plan for the Company.

           7.3 Approval of Resulting Transaction by the Seller. The Purchaser, the Seller, and the Company will, in an effort to increase shareholder value, use commercially reasonable efforts to manage the operations of the Company in a manner to meet or exceed the EBITDA Plan. If the Company meets the EBITDA Plan, the parties will then seek to consummate a Resulting Transaction, unless a Resulting Transaction acceptable to Seller can be consummated prior to that time. The Seller and the Purchaser shall consult with one another regarding the advisability of a particular type of Resulting Transaction, but whether or not to pursue or accomplish any particular Resulting Transaction, or the decision not to pursue any Resulting Transaction, shall be determined by the Seller, whose decision on that subject shall be final and binding on the parties hereto. In the event the Seller determines to pursue a Resulting Transaction which, under applicable law, requires the vote or approval of the Purchaser, then the Purchaser covenants and agrees to vote as so directed by the Seller or grant Seller a proxy to so vote and shall take any other reasonable steps necessary in order to consummate the particular Resulting Transaction.

           [7.4 Seller's Right to Reacquire Shares from Purchaser. At any time prior to the completion of a Resulting Transaction, Seller shall have the right, upon written notice to Purchaser within 45 days after EBITDA is determined by Company for the applicable EBITDA Period, to reacquire all, but not less than all, of the shares of the Common Stock owned by the Purchaser, and the Warrant to the extent it is exercisable but unexercised, upon payment of the Reacquisition Price (as defined below) less the sum of: (i) the principal and interest amount then owed by Purchaser to Seller on the Purchase Note and the Warrant Purchase Note by Purchaser to Seller, and (ii) an amount equal to the Strike Price multiplied by the percentage of the Warrant that is exercisable but remains unexercised, if any, provided that the result of Reacquisition Price less (i) and (ii) above is a positive number. As used herein, the term "Reacquisition Price" shall mean:

           (a) If (i) prior to March 31, 1999 and actual EBITDA exceeds the EBITDA Floor, or (ii) on or after April 1, 1999 and the EBITDA Plan has been met by Company, the greater of:

                          (x)  the  amount  which  is  equal  to  150%  of the
Purchase Price paid by the Purchaser for the Purchaser's Shares plus 120% of the cash and principal amount of the notes delivered to Seller for shares acquired by the Purchaser upon the exercise of the Warrant, plus 120% of the Strike Price multiplied by the percentage of the Warrant that is exercisable but remains unexercised, if any;

                          (y)  the  product  of the  Company's  EBITDA for the
twelve (12) month period ending on the date of Seller's written notice to reacquire, or such EBITDA on an annualized basis for such prior period beginning August 1, 1997, and ending on the date of Seller's notice to reacquire if such notice occurs prior to July 31, 1998 (in each case, excluding partial months) times ten (10) times Purchaser's ownership percentage including any unexercised yet exercisable Warrants; or
                          (z)  the  Sales  Price.   As  used  herein,   "Sales
Price" means, if a Sale of the Company occurs prior to or within one year after the date on which the Reacquisition Price is calculated, the price per share of Purchaser's shares assuming conversion of all Warrants and options outstanding and any other convertible security or debt;

                (b) If (i) prior to March 31, 1999 and the Company's EBITDA does not exceed the EBITDA Floor, or (ii) on or after April 1, 1999 and Company has not achieved the EBITDA Plan, the Reacquisition Price shall be equal to the amount of outstanding principal and interest due by Purchaser to Seller pursuant to the Purchase Note and the Warrant Purchase Note.

           The date of the Reacquisition Price shall be the date of the notice or other event giving rise to its determination. The Reacquisition Price shall be payable by the Seller to the Purchaser within 20 days of the calculation of the Price as provided in Section 7.8 and shall bear interest at the rate of 12% commencing 30 days thereafter; provided, however, that if the initial determination of the Reacquisition Price is adjusted by reason of a subsequent Sale of the Company, the adjustment to such Reacquisition Price shall not accrue interest, except from the date of such Sale.

                [7.5 The Purchaser's Put Option. Conditioned on the occurrence of the Seller effecting a Sale of the Company, as defined above, which has not been approved by the Board of Directors of the Company, prior to March 31, 1999 and provided that the EBITDA Floor has been met or exceeded by the Company (a "Put Event") and further provided that Purchaser is not in material default or material breach of any term, condition or covenant under this Agreement, Seller hereby grants to the Purchaser the right (the "Put Option") to require Seller to purchase all (but not less than all) of the shares of the Common Stock owned by the Purchaser and the Warrant (to the extent it is exercisable but unexercised) in exchange for payment to Purchaser of the Put Price as defined below less the sum of (i) the principal and interest amount then owed on the Purchase Note and Warrant Purchase Note by Purchaser to Seller and (ii) an amount equal to the Strike Price multiplied by the percentage of the Warrant that is exercisable but remains unexercised, if any, provided that the result of the Put Price less (i) and (ii) is a positive number.

           "Put Price" means the greater of:

                          (x)  the  amount  which  is  equal  to  150%  of the
Purchase Price paid by the Purchaser for the Purchaser's Shares plus 120% of the cash and principal amount of the notes delivered to Seller for shares acquired by the Purchaser upon the exercise of the Warrant, plus 120% of the Strike Price multiplied by the percentage of the Warrant that is exercisable but remains unexercised, if any;

                          (y)  the  product  of the  Company's  EBITDA for the
twelve (12) month period ending on the date of Seller's written notice to reacquire, or such EBITDA on an annualized basis for such prior period beginning August 1, 1997, and ending on the date of Seller's notice to reacquire if such notice occurs prior to July 31, 1998 (in each case, excluding partial months) times ten (10) times Purchaser's ownership percentage including any unexercised yet exercisable Warrants; or

                          (z)  the  Sales  Price.   As  used  herein,   "Sales
Price" means, if a Sale of the Company occurs prior to or within one year after the date on which the Reacquisition Price is calculated, the price per share of Purchaser's shares assuming conversion of all Warrants and options outstanding and any other convertible security or debt;

           The Purchaser's exercise of the Put Option shall be irrevocable and shall bind the Seller to purchase and the Purchaser to sell all the shares of the Company's Common Stock owned by the Purchaser as of the date of the Put Event.

                7.6  Company's   Bylaws.   The  Company   shall  adopt  bylaws
substantially in the form attached as Exhibit 7.6.

                7.7 Restrictions on Purchaser's Sale of Shares. Except as provided in this Section, prior to the earlier of July 1, 2000, or the completion of a Resulting Transaction, Purchaser shall not sell or transfer any of its Purchaser's Shares or Warrant Shares without the prior written consent of Seller. Notwithstanding any other provision of this Agreement, Purchaser and its owners may sell or otherwise assign for consideration or gift Common Stock to any or all of their lineal ancestors, descendants, spouses, or to a custodian, trustee (including a trustee of a voting trust), executor, or other fiduciary for the account or benefit of their ancestors, descendants or spouse, provided that each such transferee or assignee, prior to the completion of the sale, transfer, gift or assignment, shall have executed documents assuming the obligations of the respective transferor under this Agreement with respect to the transferred securities and provided further that such transfer complies with applicable federal and state securities laws, to the reasonable satisfaction of the Company. For purposes of this Section 7.7, the term "Transfer" shall mean any sale, assignment or transaction which results in a change of beneficial ownership (as defined in Rule 13d-1 of the Securities and Exchange Act of 1934), including, without limitation, the sale, assignment or transfer of shares of a corporation or ownership interests in a limited liability company which is a shareholder hereunder.

                7.8  Procedure  for  Purchases  and  Sales  Hereunder.   If  the
Purchaser decides to exercise its Put Option pursuant to Section 7.5, or the Seller decides to exercise its right to reacquire shares pursuant to Section 7.4, the Purchaser or Seller, as the case may be, shall provide to the other party written notice of its intent to exercise the Put Option or reacquisition right. This notice shall set forth the Reacquisition Price less any required adjustments. The closing of the exercise of the Put Option or the reacquisition right shall occur on the twentieth calendar day following delivery of the notice (or the next succeeding business day, if the twentieth day is not a business day) at such time and place as is agreed to by the parties. The party that is exercising its rights shall pay the Reacquisition Price less any required adjustments, plus any required interest, in immediately available funds. The party that is selling its securities shall deliver the securities that are the subject of the Put Option or reacquisition right, together with duly executed stock powers or a power of attorney providing for the transfer. If the Reacquisition Price is subject to adjustment pursuant to Section 7.4(a)(iii), the selling party shall provide notice to the other party of the size of the adjustment and the basis therefor. The other party shall make the adjustment payment within five business days of receiving such notice. Any dispute between the parties regarding Sections 7.4, 7.5, and 7.8 shall be resolved in the same manner as set forth in subsections (i), (ii) and (iii) of Section 1.3(c) above.

                7.9 Prohibition of Lease Renewal by Company . Without the prior written consent of Seller, the Company shall at no time extend the lease term in any manner or exercise any renewal option under any lease on which Seller was the original tenant.

                7.10 Notification of Certain Matters. Seller shall give prompt notice to Purchaser, and Purchaser shall give prompt notice to Seller, of (i) the occurrence, or failure to occur, of any event which occurrence or failure would be likely to cause any representation or warranty of such party contained in this Agreement to be untrue or inaccurate in any material respect at any time prior to delivery of the Closing Date Balance Sheet; and (ii) any material failure or inability of Seller or of Purchaser, as the case may be, or of any officer, director, employee or agent thereof, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it under this Agreement. If, at any time prior to delivery of the Closing Date Balance Sheet, a party learns of facts or circumstances which the party knows or believes are unknown to the other party and which would make the other party's representations and warranties herein incomplete or inaccurate, the party learning of such facts or circumstances shall promptly notify the other party who shall have a reasonable time to cure such deficiency or inaccuracy. Otherwise, failure of the party learning of such facts or circumstances to notify the other shall be deemed a waiver of any claim of breach of warranty or representation based thereon.

                7.11. Indemnification by the Seller. Notwithstanding the Closing, the Seller shall indemnify and defend, save and hold the Purchaser, the Company and its directors, officers, employees, agents and attorneys (the "Purchaser Indemnitees") harmless if any Purchaser Indemnitee shall at any time or from time to time suffer any damage, liability, loss, cost, expense (including all reasonable attorneys', experts' and consultants' fees for attorneys, experts and consultants who were not employees of the Purchaser or the Company when said services were rendered), deficiency, interest, penalty, impositions, assessments or fines (collectively, "Losses") arising out of or resulting from or shall pay or become obliged to pay any sum on account of, any Seller's Event of Breach. As used herein, "Seller's Event of Breach" shall be and mean any one or more of the following:

                     (a) Except as limited by Section 7.10, any material untruth or inaccuracy in any representation of the Seller or the material breach of any warranty of the Seller contained in this Agreement,

                     (b) any material failure of the Seller duly to perform or observe any term, provision, covenant, agreement or condition contained in this Agreement on the part of the Seller to be performed or observed, and

                     (c) any claim or cause of action by any third party against any Purchaser Indemnitee with respect to the conduct of the business of the Computer City division of Seller on or prior to the Closing Date whether any such claims or causes of action are asserted prior to, on or after the Closing Date; provided, however, that (i) the Seller shall have no obligation to make any payment under Section 7.11 with respect to any representation or warranty made in good faith without actual knowledge or notice of falsity unless the aggregate amount to which all Purchaser Indemnitees are entitled by reason of all such claims exceeds $1,000,000 (the "Seller Threshold Amount"), it being agreed that once such amount is exceeded, the aggregate of all such claims in excess of the Seller Threshold Amount shall be payable by Seller on demand by the Purchaser; and (ii) the aggregate liability of Seller under Section 7.11 shall not exceed $5,000,000.

                7.12. Procedures for Indemnification by the Seller. If a Seller's Event of Breach occurs or is alleged and a Purchaser Indemnitee asserts that the Seller has become obligated to such Purchaser Indemnitee pursuant to
Section 7, or if any suit, action, investigation, claim or proceeding is begun, made or instituted as a result of which the Seller may become obligated to a Purchaser Indemnitee hereunder, such Purchaser Indemnitee shall give prompt written notice to the Seller. The Purchaser Indemnitee shall permit the Seller (at the expense of the Seller) to assume the defense of any such suit, action, investigation, claim or proceeding; providing, however, that (a) the counsel for the Seller who shall conduct the defense shall be reasonably satisfactory to the Purchaser Indemnitee, (b) the Purchaser Indemnitee may participate in such defense at its expense, and (c) the omission by the Purchaser Indemnitee to give notice as provided herein shall not relieve the Seller of its indemnification obligation expect to the extent that such omission results in a failure of actual notice to the Seller and the Seller is materially damaged as a result of such failure to give notice. Except with the prior written consent of the Purchaser Indemnitee, the Seller shall not, in the defense of any such suit, action, investigation, claim or proceeding, consent to entry of any judgment or enter into any settlement that provides for monetary relief or for injunctive or other nonmonetary relief affecting the Purchaser Indemnitee or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Purchaser Indemnitee of a release from all liability with respect to such claim or litigation. In the event that the Purchaser Indemnitee shall in good faith determine that the conduct of the defense of any claim subject to indemnification hereunder or any proposed settlement of any such claim by the Seller might be expected to affect adversely the Purchaser
Indemnitee's tax liability or the ability of the Company to conduct its business, or that the Purchaser Indemnitee may have available to it one or more defenses or counterclaims that are inconsistent with one or more of those that may be available to the Seller in respect of such suit, action, investigation, claim or proceeding relating thereto, the Purchaser Indemnitee shall have the right at all times to take over and assume control over the defense, settlement, negotiations or litigation relating to any such claim at the sole cost of the Seller (including without limitation reasonable attorneys' fees and disbursements and other amounts paid as the result of such suit, action, investigation, claim or proceeding; provided, however, that if the Purchaser Indemnitee does so take over and assume control, the Purchaser Indemnitee shall not settle such suit, action, investigation, claim or proceeding without the prior written consent of the Seller, such consent not to be unreasonably withheld. In the event that the Seller does not accept and continue the defense of any matter as provided above, the Purchaser Indemnitee shall have the full right to defend against any such suit, action, investigation, claim or proceeding and shall be entitled to settle or agree to pay in full such claim or demand. In any event, the Seller and the Purchaser Indemnitee shall cooperate in the defense of any suit, action, investigation, claim or proceeding subject to this Section 7.12 and the records of each shall be available to the other with respect to such defense.

                7.13. Indemnification by the Purchaser. Notwithstanding the Closing, the Purchaser shall indemnify and agree to defend, save and hold the Seller, any Affiliate of the Seller other than the Company, and the directors of the Company, and Seller's officers, employees, agents and attorneys (the "Seller Indemnitees"), harmless if any Seller Indemnitee shall at any time or from time to time suffer any Losses arising out of or resulting from, or shall pay or become obligated to pay any sum on account of, any Purchaser's Event of Breach. As used herein, "Purchaser's Event of Breach" shall be and mean any one or more of the following:

                     (a) Except as limited by Section 7.10, any material untruth or inaccuracy in any representation of the Purchaser or the material breach of any warranty of the Purchaser contained in this Agreement,

                     (b) any material failure of the Purchaser duly to perform or observe any term, provision, covenant, agreement or condition contained in this Agreement on the part of the Purchaser to be performed or observed, and

                     (c) any claim or cause of action by any third party against any Seller Indemnitee with respect to the conduct of the business of the Company arising after the Closing Date; provided, however, that (i) the Purchaser shall have no obligation to make any payment under Section 7.13 with respect to any representation or warranty made in good faith without actual knowledge or notice of falsity unless the aggregate amount to which all Seller Indemnitees are entitled by reason of all such claims exceeds $1,000,000 (the "Purchaser Threshold Amount"), it being agreed that once such amount is exceeded, the aggregate of all such claims in excess of the Purchaser Threshold Amount shall be payable by Purchaser on demand by the Seller; and (ii) the aggregate liability of the Purchaser under Section 7.13 shall not exceed $5,000,000.

                7.14. Procedures for Indemnification by the Purchaser. If a Purchaser's Event of Breach occurs or is alleged and a Seller Indemnitee asserts that the Purchaser has become obligated to it pursuant to Section 7, or if any suit, action, investigation, claim or proceeding is begun, made or instituted as a result of which the Purchaser may become obligated to a Seller Indemnitee hereunder, such Seller Indemnitee shall give prompt written notice to the Purchaser. The Seller Indemnitee shall permit the Purchaser (at the expense of the Purchaser) to assume the defense of any such suit, action, investigation, claim or proceeding; providing, however, that (a) the counsel for the Purchaser who shall conduct the defense shall be reasonably satisfactory to the Seller Indemnitee, (b) the Seller Indemnitee may participate in such defense at its expense, and (c) the omission by the Seller Indemnitee to give notice as provided herein shall not relieve the Purchaser of its indemnification obligation expect to the extent that such omission results in a failure of actual notice to the Purchaser and the Purchaser is materially damaged as a result of such failure to give notice. Except with the prior written consent of the Seller Indemnitee, the Purchaser shall not, in the defense of any such suit, action, investigation, claim or proceeding, consent to entry of any judgment or enter into any settlement that provides for monetary relief or for injunctive or other nonmonetary relief affecting the Seller Indemnitee or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Seller Indemnitee of a release from all liability with respect to such claim or litigation. In the event that the Seller Indemnitee shall in good faith determine that the conduct of the defense of any claim subject to indemnification hereunder or any proposed settlement of any such claim by the Purchaser might be expected to affect adversely the Seller Indemnitee's tax liability or the ability of the Company to conduct its business, or that the Seller Indemnitee may have available to it one or more defenses or counterclaims that are inconsistent with one or more of those that may be available to the Purchaser in respect of such suit, action, investigation, claim or proceeding relating thereto, the Seller Indemnitee shall have the right at all times to take over and assume control over the defense, settlement, negotiations or litigation relating to any such claim at the sole cost of the Purchaser (including without limitation reasonable attorneys' fees and disbursements and other amounts paid as the result of such suit, action, investigation, claim or proceeding; provided, however, that if the Seller Indemnitee does so take over and assume control, the Seller Indemnitee shall not settle such suit, action, investigation, claim or proceeding without the prior written consent of the Purchaser, such consent not to be unreasonably withheld. In the event that the Purchaser does not accept and continue the defense of any matter as provided above, the Seller Indemnitee shall have the full right to defend against any such suit, action, investigation, claim or proceeding and shall be entitled to settle or agree to pay in full such claim or demand. In any event, the Purchaser and the Seller Indemnitee shall cooperate in the defense of any suit, action, investigation, claim or proceeding subject to this Section 7.14 and the records of each shall be available to the other with respect to such defense.

                7.15 EDS Contract. The Company shall continue to use the services of EDS provided for in the Master Service Agreement between Seller and EDS, provided, however, that beginning on September 30, 1997 the Company shall have the right to terminate the EDS contract on prior written notice of 3 full calendar months, with notice to be received by Seller on or before the first day whereupon, Seller will indemnify and hold harmless the Company from any claims for amounts due by EDS as a result of such termination.

                7.16 Execution of Leases

                     (a) Orlando Lease. Shortly after the date of this Agreement the parties shall negotiate in good faith and execute a lease to Company on customary terms and conditions concerning the Computer City leased store location in Orlando on a triple net lease and at an annual rent to be negotiated.

                     (b)  Corporate   Offices.   Corporate   office  space  is
being provided to Company by Seller under the terms of the Transitional Services Agreement. Shortly after the date of this Agreement the parties shall negotiate in good faith to agree upon and execute a lease to Company on customary terms and conditions concerning Computer City's corporate offices in Fort Worth at a rent to be negotiated.

                     (c) Other Arrangements. The Company and Seller shall enter into such other leases and subleases and other arrangements as are mutually agreed upon as necessary to effect the purposes of this Agreement including, but not limited to, arrangements for the three RadioShack stores listed on Schedule 3.16 (a)(v) and for store #29-4330.

                7.17 Seller will retain all reserves allocated to medical and dental claims of employees of the Company and all reserves allocated to casualty (including workmen's compensation reserves) and property insurance claims of the Company, and will be responsible for all such claims, up to and including the date which is the last day of the month prior to the closing date of a Resulting Transaction or such other date as is agreed upon by the company and Seller.

                7.18 The Pro Forma Balance Sheet and the July 31 Balance Sheet shall include fixed asset balances related to the fixed assets of closed Computer City stores, such fixed assets being held for use in stores to be opened in the future. Such fixed assets include, but are not limited to, signs, furniture, displays, store shelving and related store fixtures. All costs of, and responsibility for disposal or handling of such fixed assets shall be the Company's.

                7.19 Audit Rights. The Company covenants and agrees that at all times at which Purchaser and Seller maintain an interest in Company, the
Company:

                     (i) will keep and maintain the books and records of Company in accordance with generally accepted accounting principles;

                     (ii) will  provide  full  and  fair   disclosure  of  all
corporate   transactions  of  Company  to  the  independent  certified  public accountant of Company;

                     (iii)will upon reasonable request provide access to the books and records of Company to the independent certified public accountants of Company, Seller, or Purchaser, as well as the Internal Audit division of Seller, for the purpose of examination and audit; and

                     (iv) will  permit  the   independent   certified   public
accountant of Company to observe all physical inventories conducted of the assets of Company.

                7.20 Agreement Relating to Delegation of Authority. Purchaser, Seller and Company shall execute at closing the Agreement Relating to Delegation of Authority in the form attached hereto as Exhibit 7.1(e).

           8. Registration Rights. Concurrently with the execution and delivery of this agreement, Company, the Seller, and the Purchaser are executing a registration rights agreement which provides for unlimited piggy-back registration rights to the Purchaser and the Seller (during the term of this Agreement and for a period of two (2) years thereafter), subject to any underwriting discounts or reductions; and one (1) demand registration right to Purchaser and Seller at any time that is 180 days after the Company's common stock is registered under the Securities and Exchange Act of 1934.

           9.   Miscellaneous.

                9.1  Duration and Termination.

                     (a) This Agreement shall continue in full force and effect until the earlier of the following events:

                          (i)  Seller  and  Purchaser   agree  in  writing  to
terminate this Agreement, with or without the consent of the Company;

                          (ii) Purchaser   or  Seller   acquires  all  of  the
shares of Company's Common Stock then outstanding; or

                          (iii)Purchaser   no  longer   holds  any  shares  of
Company's Common Stock.
                          (iv) a Resulting Transaction has been accomplished.

                     (b) Upon the happening of any of the following events (each an "Event of Default"), and upon the failure to cure such default within the specified time, if any, stated below the party which is not in default may terminate this Agreement and pursue all remedies available to it under applicable law:

                          (i)  Either   Seller  or   Purchaser   breach  their
respective representations, warranties or obligations set out in this Agreement or in any certificate, instrument, or agreement delivered in connection with the transactions contemplated by this Agreement and such breach could reasonably be expected to have a material adverse affect on the Company or the ability of either party to perform its obligations hereunder, and such breach is not cured within 30 days after delivery of written notice to the breaching party by the nonbreaching party.

                          (ii) Purchaser or Seller  voluntarily  commences any
proceeding seeking relief under the bankruptcy, insolvency, or liquidation laws of any country, or consents to the institution of or fails to contravene in a timely and appropriate manner any such proceeding filed against it, or applies for or consents to the appointment of a receiver, trustee or similar official, or makes a general assignment for the benefit of creditors, or becomes unable or fails generally to pay its debts as they become due.

                9.2 Entire Agreement. This Agreement and the documents referred to herein constitute the entire agreement among the parties and no party shall be liable or bound to any other party in any manner by any warranties, representations or covenants except as specifically set forth herein or therein. The warranties and representations set forth herein or therein shall survive the closing of the transactions contemplated hereby. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties, except as otherwise provided in this Agreement. Nothing in this Agreement, express or implied, is intended to confer upon any third party any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

                9.3 Governing Law. This Agreement shall be governed by and construed in accordance with the law of the State of Texas, without regard to choice of law provisions, statutes, regulations or principles of this or any other jurisdiction.

                9.4 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                9.5 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

                9.6 Notices. Any notice or other communication required or permitted hereunder shall be in writing and shall be deemed given if delivered personally or sent by overnight courier, registered or certified mail (return receipt requested), or by telecopy (receipt confirmed):

           if to Purchaser:
                          Eureka Venture Partners III
                          Attention: Avery More
                          10000 N. Central Expressway
                          Suite 1460
                          Dallas, Texas  75231
                          Telecopy No. (214) 373-9994
           with a copy  to:
                          Sayles & Lidji
                          Attention: Brian M. Lidji
                          4400 Renaissance Tower
                          1201 Elm Street
                          Dallas, Texas 75270
                          Telecopy No. (214) 939-8787

          and if to Seller :
                          Tandy Corporation
                          Attention:  Dwain H. Hughes
                          100 Throckmorton Street, Suite 1900
                          Fort Worth, Texas  76102
                          Telecopy No. (817) 390-2647

          with a copy   to:
                          Tandy Corporation
                          Attention:  General Counsel
                          100 Throckmorton Street, Suite 1900
                          Fort Worth, Texas  76102
                          Telecopy No. (817) 878-6593

or such other address as shall be furnished in writing by any of the parties, and any such notice or communication shall be deemed to have been given as of the date so delivered personally, 3 days after so mailed, or the next business day following transmission by telecopy (except that a notice of change of address shall not be deemed to have been given until received by the addressee).

                9.7 Finders' Fees. Each party represents that it neither is, nor will be, obligated for any finders' fee or commission in connection with this transaction. Company agrees to indemnify and hold harmless Purchaser and Seller from any liability for any commission or compensation in the nature of a finders' fee (and the costs and expenses of defending against such liability or asserted liability) for which Company or any of its officers, employees or representatives is responsible.

                9.8 Expenses. Unless otherwise specifically provided herein, each party shall pay all costs and expenses that it incurs with respect to the negotiation, execution, delivery and performance of this Agreement.

                9.9 Amendments. This Agreement may not be amended except by an instrument signed on behalf of each of the parties.

                9.10 Remedies. The parties hereby acknowledge that irreparable injury will result in the event of a breach of this Agreement by any party. It is therefore agreed that in the event that any party breaches or threatens to breach this Agreement, the other party shall be entitled, in addition to any other remedies and damages available: (a) to an injunction to restrain the violation thereof by such party, or partners, agents, servants, employers and employees of such party, and all persons acting for or with such party, and (b) to compel specific performance of the terms and conditions of this Agreement. Nothing herein shall be construed to prohibit the parties from pursuing any other legal or equitable remedy available for such breach, including the recovery of damages.

           IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

EVP COLONIAL, INC.                               TANDY CORPORATION
   ("COMPANY")                                       ("SELLER")



By:/S/ Robert S. Boutin            By:/s/ John V. Roach
Title: Chief Financial Officer     Title: Chairman of the Board and CEO
Date:  July 17, 1997               Date:  July 17, 1997


EUREKA VENTURE  PARTNERS III,
A Texas Limited Liability Partnership



By: /s/ Avery More
Title:  Managing Director
Date:   July 17, 1997

                                                                    EXHIBIT 4J


                               FIFTH AMENDMENT
                                      TO
                   REVOLVING CREDIT AGREEMENT (FACILITY A)


      THIS FIFTH AMENDMENT TO REVOLVING CREDIT AGREEMENT (FACILITY A) (this "Amendment") dated as of June 26, 1997 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions listed on the signature pages under the heading Banks (collectively, the "Banks"), the New Bank (as defined below), the Retiring Bank (as defined below), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent (in such capacity, the "Agent") for the Banks.
                            PRELIMINARY STATEMENT
      (a) The Company, certain of the Banks, BARCLAYS BANK PLC ("Barclays"), THE CHASE MANHATTAN BANK, formerly The Chase Manhattan Bank, N.A. ("Chase"), and the Agent entered into a Revolving Credit Agreement (Facility A) (the "Original Credit Agreement") dated as of May 27, 1994.
      (b) The Company, certain of the Banks, the Retiring Bank, Barclays, Chase and the Agent entered into the Agreement and First Amendment To Revolving Credit Agreement (Facility A) (the "First Amendment") dated as of May 26, 1995 modifying the Original Credit Agreement by inter alia adding CITICORP USA, INC., and COMMERZBANK AKTIENGELLSCHAFT, ATLANTA AGENCY (the "Retiring Bank"), as Banks under the Credit Agreement and retiring Barclays as a Bank thereunder.
      (c) The Company, certain of the Banks, the Retiring Bank, Chase and the Agent entered into the Second Amendment to Revolving Credit Agreement (Facility
A) (the "Second Amendment") dated as of May 24, 1996 modifying the Original Credit Agreement, as amended by the First Amendment.
      (d) The Company, the Banks, the Retiring Bank, Chase and the Agent entered into a Third Amendment to Revolving Credit Agreement (Facility A) (the "Third Amendment") dated as of June 28, 1996 modifying the Original Credit Agreement as amended by the First Amendment and the Second Amendment by inter alia adding UNION BANK OF SWITZERLAND and THE SAKURA BANK, LIMITED, as Banks thereunder and retiring Chase as a Bank thereunder.
      (e) The Company, the Banks, the Retiring Bank, and the Agent entered into a Fourth Amendment to Revolving Credit Agreement (Facility A) (the "Fourth Amendment") dated as of February 18, 1997 modifying the Original Credit Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment (the Original Credit Agreement as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment being the "Credit Agreement").
      (f) The Retiring Bank no longer wishes to be a party to the Credit Agreement and CoreStates Bank, N.A. (the "New Bank"), wishes to become a party to the Credit Agreement as amended hereby with a Commitment of $9,000,000.
      (g) The Company has requested that the Banks amend (i) the definition of "Maturity Date" contained in Section 1.01 of the Credit Agreement and (ii)
Section 6.10 of the Credit Agreement.
      (h) All capitalized terms defined in the Credit Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.
      NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Banks, the Retiring Bank, the New Bank and the Agent hereby agree as follows:
      SECTION 1. Amendment to Section 1.01 of the Credit Agreement. The definition of the term "Maturity Date" contained in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:
      "`Maturity Date' means June 25, 1998, or the earlier termination of the Commitment pursuant to Section 7.01.".
      SECTION 2.     Amendment  to  Section  6.10  of  the  Credit  Agreement.
Section 6.10 of the Credit Agreement is hereby amended in its entirety to read as follows:
           "Section 6.10. Tangible Net Worth of the Company. The Company will not permit its Consolidated Tangible Net Worth to be less than $800,000,000.".
      SECTION 3. Commitment of the New Bank. Effective as of the date hereof, the New Bank shall have a Commitment equal to $9,000,000.
      SECTION 4. Conditions to Effectiveness. This Amendment shall become effective when, and only when, the following conditions have been fulfilled:
           (a) the Company, the Banks, the Retiring Bank and the New Bank shall have executed a counterpart of this Amendment;
           (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company, the Banks, the Retiring Bank and the New Bank;
           (c) the Agent shall have received a Note dated of even date herewith executed by the Company and payable to the order of the New Bank; and
           (d) the Agent shall have received from the Company a certificate of the Secretary or Assistant Secretary of the Company certifying that attached thereto is (i) a true and complete copy of the general borrowing resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance of the Credit Agreement, as amended hereby, and (ii) the incumbency and specimen signature of each officer of the Company executing this Amendment.
      SECTION 5. Representations and Warranties True; No Default or Event of Default. The Company hereby represents and warrants to the Agent, the Banks, the Retiring Bank and the New Bank that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.
      SECTION 6.   Reference to the Credit Agreement and Effect on the Notes.
      (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
      (b) Upon the effectiveness of this Amendment, each reference in the Notes to the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
      (c) Upon the effectiveness of this Amendment, each reference in the Credit Agreement and the Notes to the "Maturity Date" shall mean and be a reference to such term as modified pursuant to Section 1.
      (d) Upon the effectiveness of this Amendment, the Retiring Bank shall cease to be a Bank and to have any obligation to the Company under the Credit Agreement and under the Credit Agreement as amended hereby, and the Company shall have no further obligations to the Retiring Bank under the Credit Agreement and under the Credit Agreement as amended hereby, except under any indemnities contained in the Credit Agreement as amended hereby that expressly provide that they survive the termination of the Credit Agreement.
      (e) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.
      SECTION 7. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE PARTIES HERETO AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.
      SECTION 8. Descriptive Headings. The section headings appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.
      SECTION 9. FINAL AGREEMENT OF THE PARTIES. THE CREDIT AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN
SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.
      SECTION 10. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.

                               TANDY CORPORATION


                               By:/s/ Loren K. Jensen
                               Name:  Loren K. Jensen
                               Title: VP-Treasurer



                               TEXAS COMMERCE BANK
                               NATIONAL ASSOCIATION, as Agent


                               By:/s/ Buddy Wuthrich
                               Name:  Buddy Wuthrich
                               Title: Vice President
                               Banks

                               BANK OF AMERICA ILLINOIS, as successor to
                               Bank of America National Trust and Savings
                               Association



                               By:/s/ Thomas Barnett
                               Name:  Thomas Barnett
                               Title: Managing Director


                               THE BANK OF NEW YORK



                               By:/s/ Charlotte Sohn
                               Name:  Charlotte Sohn
                               Title: Vice President


                               BANK ONE, TEXAS, N.A.



                               By:/s/ John D. Hudgens
                               Name:  John D. Hudgens
                               Title: Vice President


                              BANK OF TOKYO - MITSUBISHI TRUST COMPANY,
                              SUCCESSOR BY MERGER TO THE BANK OF TOKYO
                              TRUST COMPANY



                               By:/s/ Jean K. Reilly
                               Name:  Jean K. Reilly
                               Title: Vice President


                               CREDIT LYONNAIS NEW YORK BRANCH



                               By:/s/ Robert Ivosevich
                               Name:  Robert Ivosevich
                               Title: Senior Vice President

                               BANKBOSTON, N.A.



                               By:/s/ Judith C. E. Kelly
                               Name:  Judith C. E. Kelly
                               Title: Vice-President


                               FIRST UNION NATIONAL BANK OF
                               NORTH CAROLINA



                               By:/s/ Jane W. Workman
                               Name:  Jane W. Workman
                               Title: Senior Vice President


                               MELLON BANK, N.A.



                               By:/s/ Marc T. Kennedy
                               Name:  Marc T. Kennedy
                               Title: Assistant Vice President


                               NATIONAL WESTMINSTER BANK, Plc



                               By:/s/ David Rowley
                               Name:  David Rowley
                               Title: Vice President


                               NATIONAL WESTMINSTER BANK, Plc
                               Nassau Branch



                               By:/s/ David Rowley
                               Name:  David Rowley
                               Title: Vice President


                               NATIONSBANK OF TEXAS, N.A.



                               By:/s/ Dan Killian
                               Name:  Dan Killian
                               Title: Vice President

                               SOCIETE GENERALE, SOUTHWEST AGENCY



                               By:/s/ Louis P. Laville, III
                               Name:  Louis P. Laville, III
                               Title: Vice President


                               THE SUMITOMO BANK, LIMITED



                               By:/s/ Harumitsu Seki
                               Name:  Harumitsu Seki
                               Title: General Manager


                               TEXAS COMMERCE BANK
                               NATIONAL ASSOCIATION



                               By:/s/ Buddy Wuthrich
                               Name:  Buddy Wuthrich
                               Title: Vice President


                               TORONTO DOMINION (TEXAS), INC.



                               By:/s/ Lisa Allison
                               Name:  Lisa Allison
                               Title: Vice President


                               CITICORP USA, INC.



                               By:/s/ Allen Fisher
                               Name:  Allen Fisher
                               Title: Vice President - Attorney In Fact

                               UNION BANK OF SWITZERLAND



                               By:/s/ Dieter Hoeppli
                               Name:  Dieter Hoeppli
                               Title  Vice President


                               THE SAKURA BANK, LIMITED



                               By:/s/ Yasumasa Kikuchi
                               Name:  Yasumasa Kikuchi
                               Title: Senior Vice President


                               New Bank

                               CORESTATES BANK, N.A.



                               By:/s/ Thomas J. McDonnell
                               Name:  Thomas J. McDonnell
                               Title: Vice President


                               Retiring Bank

                               COMMERZBANK, AKTIENGESELLSCHAFT,
                               ATLANTA AGENCY



                               By:/s/ Andreas K. Bremer
                               Name:  Andreas K. Bremer
                               Title: SVP & Manager

                                                                    EXHIBIT 4K


                               FOURTH AMENDMENT
                                      TO
                   REVOLVING CREDIT AGREEMENT (FACILITY B)


      THIS FOURTH AMENDMENT TO REVOLVING CREDIT AGREEMENT (FACILITY B) (this "Amendment") dated as of June 26, 1997 is among TANDY CORPORATION, a Delaware corporation (the "Company"), the banks and other financial institutions listed on the signature pages under the heading Banks (collectively, the "Banks"), the New Bank (as defined below), the Retiring Bank (as defined below) and TEXAS COMMERCE BANK NATIONAL ASSOCIATION, as agent (in such capacity, the "Agent") for the Banks.
                            PRELIMINARY STATEMENT
           (a) The Company, certain of the Banks, BARCLAYS BANK PLC ("Barclays"), THE CHASE MANHATTAN BANK, formerly The Chase Manhattan Bank, N.A. ("Chase"), and the Agent entered into a Revolving Credit Agreement (Facility B) (the "Original Credit Agreement") dated as of May 27, 1994.
           (b) The Company, certain of the Banks, the Retiring Bank, Barclays, Chase and the Agent entered into an Agreement and First Amendment To Revolving Credit Agreement (Facility B) (the "First Amendment") dated as of May 26, 1995 modifying the Original Credit Agreement by inter alia adding CITICORP USA, INC., and COMMERZBANK AKTIENGELLSCHAFT, ATLANTA AGENCY (the "Retiring Bank"), as Banks under the Credit Agreement and retiring Barclays as a Bank thereunder.
           (c) The Company, certain of the Banks, the Retiring Bank, Chase and the Agent entered into an Agreement and Second Amendment to Revolving Credit Agreement (Facility B) (the "Second Amendment") dated as of May 24, 1996 modifying the Original Credit Agreement, as amended by the First Amendment by inter alia adding UNION BANK OF SWITZERLAND and THE SAKURA BANK, LIMITED, as Banks thereunder and retiring Chase as a Bank thereunder.
           (d) The Company, the Banks, the Retiring Bank, and the Agent entered into a Third Amendment to Revolving Credit Agreement (Facility B) (the "Third Amendment") dated as of February 18, 1997 modifying the Original Credit
Agreement as amended by the First Amendment and the Second Amendment (the Original Credit Agreement as amended by the First Amendment, the Second Amendment and the Third Amendment being the "Credit Agreement").
           (e) The Retiring Bank no longer wishes to be a party to the Credit Agreement and CoreStates Bank, N.A. (the "New Bank"), wishes to become a party to the Credit Agreement as amended hereby with a Commitment of $13,500,000.
           (f) The Company has requested that the Banks amend Section 6.10 of the Credit Agreement.
           (g) All capitalized terms defined in the Credit Agreement and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.
      NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the Company, the Banks, the Retiring Bank, the New Bank, and the Agent hereby agree as follows:
      SECTION 1. Amendment to Section 6.10 of the Credit Agreement. Section 6.10 of the Credit Agreement is hereby amended in its entirety to read as follows:
           "Section 6.10. Tangible Net Worth of the Company. The Company will not permit its Consolidated Tangible Net Worth to be less than $800,000,000.".
      SECTION 2. Commitment of the New Bank. Effective as of the date hereof, the New Bank shall have a Commitment equal to $13,500,000.
      SECTION 3. Conditions to Effectiveness. This Amendment shall become effective when, and only when, the following conditions have been fulfilled:
           (a) the Company, the Banks, the Retiring Bank and the New Bank shall have executed a counterpart of this Amendment;
           (b) the Agent shall have executed a counterpart of this Amendment and shall have received counterparts of this Amendment executed by the Company, the Banks, the Retiring Bank and the New Bank;
           (c) the Agent shall have received a Note dated of even date herewith executed by the Company and payable to the order of the New Bank; and
           (d) the Agent shall have received from the Company a certificate of the Secretary or Assistant Secretary of the Company certifying that attached thereto is (i) a true and complete copy of the general borrowing resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance of the Credit Agreement, as amended hereby, and (ii) the incumbency and specimen signature of each officer of the Company executing this Amendment.
      SECTION 4. Representations and Warranties True; No Default or Event of Default. The Company hereby represents and warrants to the Agent, the Banks, the Retiring Bank and the New Bank that after giving effect to the execution and delivery of this Amendment (a) the representations and warranties set forth in the Credit Agreement are true and correct on the date hereof as though made on and as of such date and (b) no Default or Event of Default has occurred and is continuing.
      SECTION 5.   Reference to the Credit Agreement and Effect on the Notes.
           (a) Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "herein" or words of like import shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
           (b) Upon the effectiveness of this Amendment, each reference in the Notes to the Credit Agreement shall mean and be a reference to the Credit Agreement, as amended and affected hereby.
           (c) Upon the effectiveness of this Amendment, the Retiring Bank shall cease to be a Bank and to have any obligation to the Company under the Credit Agreement and under the Credit Agreement as amended hereby, and the Company shall have no further obligations to the Retiring Bank under the Credit Agreement and under the Credit Agreement as amended hereby, except under any indemnities contained in the Credit Agreement as amended hereby that expressly provide that they survive the termination of the Credit Agreement.
           (d) The Credit Agreement and the Notes, as amended and affected hereby, shall remain in full force and effect and are hereby ratified and confirmed.
      SECTION 6. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW AND SHALL BE BINDING UPON THE PARTIES HERETO AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS.
      SECTION 7. Descriptive Headings. The section headings appearing in this Amendment have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Amendment.
      SECTION 8. FINAL AGREEMENT OF THE PARTIES. THE CREDIT AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULE THERETO), AS AMENDED HEREBY, THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS, CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN
SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES RESPECTING THE SUBJECT MATTER HEREOF AND THEREOF.
      SECTION 9. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed effective as of the date first stated herein, by their respective officers thereunto duly authorized.

                               TANDY CORPORATION


                               By:/s/ Loren K. Jensen
                               Name:  Loren K. Jensen
                               Title: VP - Treasurer



                               TEXAS COMMERCE BANK
                               NATIONAL ASSOCIATION, as Agent


                               By:/s/ Buddy Wuthrich
                               Name:  Buddy Wuthrich
                               Title: Vice President


                               Banks

                               BANK OF AMERICA ILLINOIS, as successor to
                               Bank of America National Trust and Savings
                               Association



                               By:/s/ Thomas Barnett
                               Name:  Thomas Barnett
                               Title: Managing Director


                               THE BANK OF NEW YORK



                               By:/s/ Charlotte Sohn
                               Name:  Charlotte Sohn
                               Title: Vice President


                               BANK ONE, TEXAS, N.A.



                               By:/s/ John D. Hudgens
                               Name:  John D. Hudgens
                               Title: Vice President


                               BANK OF TOKYO - MITSUBISHI TRUST COMPANY,
                               SUCCESSOR BY MERGER TO THE BANK OF
                               TOKYO TRUST COMPANY



                               By:/s/ Jean K. Reilly
                               Name:  Jean K. Reilly
                               Title: Vice President


                               CREDIT LYONNAIS NEW YORK BRANCH



                               By:/s/ Robert Ivosevich
                               Name:  Robert Ivosevich
                               Title: Senior Vice President


                               BANKBOSTON, N.A.



                               By:/s/ Judith C. E. Kelly
                               Name:  Judith C. E. Kelly
                               Title: Vice - President

                               FIRST UNION NATIONAL BANK OF
                               NORTH CAROLINA



                               By:/s/ Jane W. Workman
                               Name:  Jane W. Workman
                               Title: Senior Vice President


                               MELLON BANK, N.A.



                               By:/s/ Marc T. Kennedy
                               Name:  Marc T. Kennedy
                               Title: Assistant Vice President


                               NATIONAL WESTMINSTER BANK, Plc



                               By:/s/ David Rowley
                               Name:  David Rowley
                               Title: Vice President



                               NATIONAL WESTMINSTER BANK, Plc
                               Nassau Branch



                               By:/s/ David Rowley
                               Name:  David Rowley
                               Title: Vice President


                               NATIONSBANK OF TEXAS, N.A.



                               By:/s/ Dan Killian
                               Name:  Dan Killian
                               Title: Vice President

                               SOCIETE GENERALE, SOUTHWEST AGENCY



                               By:/s/ Louis P. Laville, III
                               Name:  Louis P. Laville, III
                               Title: Vice President

                               THE SUMITOMO BANK, LIMITED



                               By:/s/ Harumitsu Seki
                               Name:  Harumitsu Seki
                               Title: General Manager


                               TEXAS COMMERCE BANK
                               NATIONAL ASSOCIATION



                               By:/s/ Buddy Wuthrich
                               Name:  Buddy Wuthrich
                               Title: Vice President


                               TORONTO DOMINION (TEXAS), INC.



                               By:/s/ Lisa Allison
                               Name:  Lisa Allison
                               Title: Vice President


                               CITICORP USA, INC.



                               By:/s/ Allen Fisher
                               Name:  Allen Fisher
                               Title: Vice President - Attorney In Fact


                               UNION BANK OF SWITZERLAND



                               By:/s/ Dieter Hoeppli
                               Name:  Dieter Hoeppli
                               Title  Vice President


                               THE SAKURA BANK, LIMITED



                               By:/s/ Yasumasa Kikuchi
                               Name:  Yasumasa Kikuchi
                               Title: Senior Vice President


                               New Bank

                               CORESTATES BANK, N.A.



                               By:/s/ Thomas J. McDonnell
                               Name:  Thomas J. McDonnell
                               Title: Vice President


                               Retiring Bank

                               COMMERZBANK, AKTIENGESELLSCHAFT,
                               ATLANTA AGENCY



                               By:/s/ Andreas K. Bremer
                               Name:  Andreas K. Bremer
                               Title: SVP & Manager

                                                                    EXHIBIT 4L






                               CREDIT AGREEMENT



                                 Dated as of


                                July 15, 1997


                                    among


                        Trans World Electronics, Inc.,

           Bank of America National Trust and Savings Association,

                             Citicorp USA, Inc.,

                       Credit Lyonnais New York Branch,

                                     and

                  Texas Commerce Bank National Association,

                          Individually and as Agent.

                         TABLE OF CONTENTS

                                      Page

ARTICLE I:  CERTAIN DEFINED TERMS, ACCOUNTING TERMS, ANDCONSTRUCTION....1
      SECTION 1.01.  Certain Defined Terms..............................1
                     ---------------------
      SECTION 1.02.  Accounting Terms..................................10
                     ----------------
      SECTION 1.03.  Interpretation....................................11
                     --------------

ARTICLE II:  THE LOANS..................................................1
      SECTION 2.01.  Term Loans.........................................1
                     ----------
      SECTION 2.02.  Conversion and Continuation of Interest Periods....1
                     -----------------------------------------------
      SECTION 2.03.  Notes, Repayment of Loans..........................2
                     -------------------------
      SECTION 2.04.  Interest on Loans..................................3
                     -----------------
      SECTION 2.05.  Interest on Overdue Amounts........................3
                     ---------------------------
      SECTION 2.06.  Fees...............................................3
                     ----
      SECTION 2.07.  Prepayment of Loans................................3
                     -------------------
      SECTION 2.08.  Reserve Requirements: Change in Circumstances......3
                     ---------------------------------------------
      SECTION 2.09.  Change in Legality.................................5
                     ------------------
      SECTION 2.10.  Indemnity..........................................6
                     ---------
      SECTION 2.11.  Pro Rata Treatment.................................7
                     ------------------
      SECTION 2.12.  Payments...........................................7
                     --------
      SECTION 2.13.  Sharing of Setoffs.................................7
                     ------------------
      SECTION 2.14.  Payments Free of Taxes.............................8
                     ----------------------
      SECTION 2.15.  Alternate Rate of Interest........................10
                     --------------------------

ARTICLE III:  REPRESENTATIONS AND WARRANTIES............................1
      SECTION 3.01.  Organization, Corporate Powers.....................1
      SECTION 3.02.  Authorization......................................1
      SECTION 3.03.  Governmental Approval..............................1
      SECTION 3.04.  Enforceability.....................................1
      SECTION 3.05.  Financial Statements...............................1
      SECTION 3.06.  No Material Adverse Change.........................2
      SECTION 3.07.  Title to Properties................................2
      SECTION 3.08.  Litigation; Compliance with Laws; Etc..............2
      SECTION 3.09.  Agreements, No Default.............................2
      SECTION 3.10.  Federal Reserve Regulations........................3
      SECTION 3.11.  Taxes..............................................3
      SECTION 3.12.  Pension and Welfare Plans..........................3
      SECTION 3.13.  No Material Misstatements..........................3
      SECTION 3.14.  Investment  Company Act,  Public Utility Holding
                     Company Act........................................4
      SECTION 3.15.  Compliance with Laws...............................4
      SECTION 3.16.  Maintenance of Insurance...........................4
      SECTION 3.17.  Existing Liens.....................................4
      SECTION 3.18.  Environmental Matters..............................4
      SECTION 3.19.  Subsidiaries.......................................5
      SECTION 3.20.  Solvency...........................................5

ARTICLE IV:  CONDITIONS OF LENDING......................................1
      SECTION 4.01.  Conditions Precedent to the Loans..................1
      SECTION 4.02.  Conditions Precedent to Conversions and
                     Continuations......................................2

ARTICLE V:  AFFIRMATIVE COVENANTS.......................................1
      SECTION 5.01.  Existence..........................................1
      SECTION 5.02.  Repair.............................................1
      SECTION 5.03.  Insurance..........................................1
      SECTION 5.04.  Obligations and Taxes..............................1
      SECTION 5.05.  Litigation and Other Notices.......................2
      SECTION 5.06.  ERISA..............................................2
      SECTION 5.07.  Books, Records, and Access.........................3
      SECTION 5.08.  Use of Proceeds....................................3
      SECTION 5.09.  Nature of Business.................................3
      SECTION 5.10.  Compliance.........................................3

ARTICLE VI:  NEGATIVE COVENANTS.........................................1
      SECTION 6.01.  Liens..............................................1
      SECTION 6.02.  Merger, Purchase, and Sale.........................1
      SECTION 6.03.  Investments........................................3
      SECTION 6.04.  Transactions with Affiliates.......................3
      SECTION 6.05.  Other Agreements...................................3
      SECTION 6.06.  Fiscal Year; Accounting............................3
      SECTION 6.07.  Credit Standards...................................4
      SECTION 6.08.  Pension Plans......................................4
      SECTION 6.09.  Guaranties.........................................4
      SECTION 6.10.  Leases.............................................4

ARTICLE VII:  EVENTS OF DEFAULT.........................................1
      SECTION 7.01.  Events of Default..................................1

ARTICLE VIII:  THE AGENT................................................1
      SECTION 8.01.  Authorization and Action...........................1
      SECTION 8.02.  Agent's Reliance, Etc..............................1
      SECTION 8.03.  Agent and Affiliates, TCB and Affiliates...........2
      SECTION 8.04.  Agent's Indemnity..................................3
      SECTION 8.05.  Bank Credit Decision...............................3
      SECTION 8.06.  Successor Agent....................................4
      SECTION 8.07.  Notice of Default..................................4

ARTICLE IX:  MISCELLANEOUS..............................................1
      SECTION 9.01.  Notices, Etc.......................................1
      SECTION 9.02.  Survival of Agreement..............................1
      SECTION 9.03.  Successors and Assigns; Participations.............2
      SECTION 9.04.  Expenses of the Banks; Indemnity...................4
      SECTION 9.05.  Right of Setoff....................................5
      SECTION 9.06.  Governing Law......................................5
      SECTION 9.07.  Waivers, Amendments................................6
      SECTION 9.08.  Interest...........................................7
      SECTION 9.09.  Severability.......................................8
      SECTION 9.10.  Counterparts.......................................8
      SECTION 9.11.  Binding Effect.....................................8
      SECTION 9.12.  FINAL AGREEMENT OF THE PARTIES.....................8
      SECTION 9.13.  WAIVER OF JURY TRIAL...............................8


EXHIBITS
      Form of Administrative Questionnaire.................Exhibit 1.01-A
      Form of Note...........................................Exhibit 2.03
      Pension and Welfare Plans..............................Exhibit 3.12
      Existing Liens.........................................Exhibit 3.17
      Form of Opinion Letter of Counsel to the Company.......Exhibit 4.01
      Investments............................................Exhibit 6.03
      Form of Assignment and Acceptance......................Exhibit 9.03

      CREDIT AGREEMENT (the "Agreement") dated as of July 15, 1997, among TRANS WORLD ELECTRONICS, INC., a Texas corporation (the "Company"), BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION ("Bank of America"), CITICORP USA, INC. ("Citicorp"), CREDIT LYONNAIS NEW YORK BRANCH ("Credit Lyonnais"), and TEXAS COMMERCE BANK NATIONAL ASSOCIATION ("TCB"), both in its individual capacity as a Bank under this agreement and as Agent for the Banks (in such capacity together with any successor Agent pursuant to Section 8.06, the "Agent").

                                  ARTICLE I

                 CERTAIN DEFINED TERMS, ACCOUNTING TERMS, AND
                                 CONSTRUCTION

      SECTION 1.01. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

      "Accounts" means any and all rights of the Company and the Subsidiaries of the Company to payment for goods and services sold or leased, including any such right evidenced by chattel paper, whether due or to become due, whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future, including accounts receivable from Affiliates.

      "Administrative Questionnaire" means an Administrative Questionnaire in the form of Exhibit 1.01-A hereto, which each Bank shall complete and provide to the Agent.

      "Affiliate" means any Person (including any member of the immediate family of any such natural person) who directly or indirectly beneficially owns or controls 5% or more of the total voting power of shares of capital stock of the Company having the right to vote for directors under ordinary circumstances, any person controlling, controlled by, or under common control with any such person (within the meaning of Rule 405 under the Securities Act of 1933) and any director or executive officer of such person.

      "Agency Fee" means the fee in such amount as agreed to between the Company and the Agent pursuant to the certain letter agreement between the Agent and the Company of even date herewith (the "Agent's Letter"), as referenced in Section 2.06

      "Agent" has the meaning specified in the introduction to this Agreement. "Agent's Letter" has the meaning specified in the definition of "Agency Fee."
      "Agreement" means this Credit Agreement.

      "Applicable  Margin"  means,  on any date,  the  applicable  spreads set
forth  below  based  upon  the  ratings   applicable   on  such  date  to  the
Guarantor's  senior,  unsecured,   non-credit-enhanced  long  term  indebtedness
("Index Debt").
    --------------------------------------------


                                 Eurodollar
                                Loan Spread
    --------------------------------------------
    --------------------------------------------

           Category 1
    --------------------------------------------
    --------------------------------------------

    A+ or higher by S&P; and        .25%
    A3 or higher by Moody's
    --------------------------------------------
    --------------------------------------------

           Category 2
    --------------------------------------------
    --------------------------------------------

    Lower than A+ and equal         .3%
    to or greater than BBB+
    S&P; and
    --------------------------------------------
    --------------------------------------------

    Lower than A3 and equal
    to or greater than Baa1
    by Moody's
    --------------------------------------------
    --------------------------------------------

           Category 3
    --------------------------------------------
    --------------------------------------------

    BBB by S&P; and                 .4%
    Baa2 by Moody's
    --------------------------------------------
    --------------------------------------------

           Category 4
    --------------------------------------------
    --------------------------------------------

    BBB+ or lower by S&P; or       .625%
    Baa3 or lower by Moody's
    --------------------------------------------

For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 4; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Banks will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Margin will be determined by reference to the available rating; (c) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Margin shall be determined by reference to the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Margin shall apply to all Loans that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Banks shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

      "Assignment and Acceptance" has the meaning specified in Section 9.03.

      "Bank of America" means the Bank of America National Trust and Savings Association, as herein undersigned.

      "Banks" means the financial institutions signatory to this Agreement herein, namely Bank of America, Citicorp, Credit Lyonnais, and TCB.

      "Board" means the Board of Governors of the Federal Reserve System of the United States.

      "Business Day" means a day when the Agent and each Bank is open for business and on which dealings are carried on in the London interbank market and commercial banks are open for domestic or international business in London, England, in New York City, New York, and in Houston, Texas.

      "Capital Lease" means any lease required to be accounted for as a capital lease under generally accepted accounting principles.

      "Change of Control" means any of (a) the failure of the Guarantor to own 100% of the outstanding shares of voting stock of the Company, or (b) all or substantially all of the assets of the Company are sold in a single transaction or series of related transactions to any Person.

      "Citicorp" means Citicorp USA, Inc., as herein undersigned.

      "Code" means the Internal Revenue Code of 1986 and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed to also refer to any successor sections.

      "Commitment" means, with respect to each Bank, the amount set forth beneath the name of such Bank on the signature pages hereof (or, as to any Person who becomes a Bank after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person), as such amount may be permanently terminated or reduced from time to time pursuant to Section 2.07 or
Section 7.01, and as such amount may be increased or decreased from time to time by assignment or assumption pursuant to Section 9.03. The Commitment of each Bank shall automatically and permanently terminate on the Maturity Date.

      "Communications" has the meaning specified in Section 9.01.

      "Company" has the meaning specified in the introduction to this Agreement.

      "Consolidated Tangible Net Worth" means, with respect to the Company, at any time, the total Stockholders' Equity less the total amount of any intangible assets and plus the total amount of any Subordinated Indebtedness unless already included in Stockholders' Equity, with all such amounts being calculated for the Company and its consolidated Subsidiaries on a consolidated basis in accordance with generally accepted accounting principles applied on a consistent basis. Intangible assets shall include unamortized debt discount and expense, unamortized deferred charges, and goodwill.

      "Credit Lyonnais" means Credit Lyonnais New York Branch, as herein undersigned.

      "Default" means any event or condition which, with the lapse of time or giving of notice or both, would constitute an Event of Default.

      "Dollars" and the symbol "$" mean the lawful currency of the United States of America.

      "Effective Date" means the date on which the conditions for the Loans set forth in Article IV are first met.

      "Eligible Assignee" means (a) any Bank or any Affiliate of any Bank; (b) a commercial bank organized under the laws of the United States, or any state thereof, and having total assets in excess of $1,000,000,000 and having deposits that rated in either of the two highest generic letter rating categories (without regard to subcategories) from either S&P or Moody's; (c) a commercial bank organized under the laws of any other country which is a member of the OECD, or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting through a branch or agency located in the country in which it is organized or another country which is also a member of the OECD; (d) the central bank of any country which is a member of the OECD; or (e) any other financial institution approved by the Company and the Agent (which approval shall not be unreasonably withheld).

      "ERISA" means the Employee Retirement Income Security Act of 1974, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

      "ERISA Affiliate" means any corporation, trade, or business that is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in sections 414(b) and 414(c), respectively, of the Code or section 4001 of ERISA.

      "Eurodollar Lending Office" means, with respect to each Bank, the branches or Affiliates of such Bank which such Bank has designated as its "Eurodollar Lending Office" on such Bank's signature page to this Agreement or, as to any Person who becomes a Bank after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person or such other office of such Bank as such Bank may hereafter designate from time to time as its "Eurodollar Lending Office" by notice to the Company and the Agent.

      "Event of Default" has the meaning specified in Article VII.

      "Execution Date" means the earliest date upon which counterparts of this Agreement shall have been executed by the Company and each Bank, and the Agent shall have received counterparts hereof which taken together, bear the signatures of the Company and each Bank.

      "Facility Fee" means the fee in such amount as agreed to between the Company and the Banks pursuant to the certain letter agreement between the Banks and the Company of even date herewith (the "Facility Letter"), as referenced in
Section 2.06

      "Facility Letter" has the meaning specified in the definition of the term "Facility Fee."

      "Guaranties" by any Person means all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any Indebtedness, dividend, or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including all obligations incurred through an agreement, contingent or otherwise, by such
Person:

           (a) to purchase such Indebtedness or obligation or any property or assets constituting security therefor,

           (b) to advance or supply funds (i) for the purchase or payment of such Indebtedness or obligation, (ii) to maintain working capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of such Indebtedness or obligation,

           (c) to lease property or to purchase securities or other property or services primarily for the purpose of assuring the owner of such Indebtedness or obligation of the ability of the primary obligor to make payment of such Indebtedness or such obligation, or

           (d) otherwise to assure the owner of the Indebtedness or the obligation of the primary obligor against loss in respect thereof.

For the purposes of all computations made under this Agreement, a Guaranty in respect of any Indebtedness for borrowed money shall be deemed to be Indebtedness equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability, or dividend.

      "Guarantor" means Tandy corporation, a Delaware corporation, and the owner of 100% of the outstanding shares of voting stock of the Company.

      "Guaranty" means that certain Guaranty Agreement dated as of the Execution Date executed by the Guarantor unconditionally guaranteeing the payment and satisfaction of all of the Company's obligations hereunder and under the Notes and other Loan Documents.

      "Highest Lawful Rate" means, as to any Bank, at the particular time in question, the maximum nonusurious rate of interest which, under applicable law, such Bank is then permitted to charge the Company on the Loans. If the maximum rate of interest which, under applicable law, the Banks are permitted to charge the Company on the Loans shall change after the date hereof, the Highest Lawful Rate shall be automatically increased or decreased, as the case may be, as of the effective time of such change without notice to the Company.

      "Indebtedness" of any Person means, without duplication:

      (a)  any obligation of such Person for borrowed money, including:

           (i) any obligation of such Person evidenced by bonds, debentures, notes or other similar debt instruments, and

           (ii) any obligation for borrowed money which is non-recourse to the credit of such Person but which is secured by any asset of such Person,

      (b)  any obligation of such Person on account of deposits or advances,

      (c) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person,

      (d) any obligation of such Person for the deferred purchase price of any property or services, except accounts payable arising in the ordinary course of such Person's business,

      (e)  rentals in respect of Capital Leases of such Person,

      (f) Guaranties by such Person to the extent required pursuant to the definition thereof,

      (g) any Indebtedness of another Person secured by a Lien on any asset of such first Person, whether or not such Indebtedness is assumed by such first Person, and

      (h)  any Indirect Indebtedness of such Person.

      "Indemnitee" has the meaning specified in Section 9.04.

      "Index Debt" has the meaning set forth in the definition of "Applicable Margin".

      "Indirect Indebtedness" of a Person means (a) the Indebtedness of a partnership in which such Person is a general partner and (b) the amount of any liability of such Person created by the Indebtedness of a joint venture in which such Person is a joint venturer.

      "Initial Conversion" has the meaning specified in Section 2.01(d).

      "Initial    Conversion    Notice"   has   the   meaning   specified   in
Section 2.01(d).

      "Insignificant Foreign Subsidiary" means a Subsidiary of the Company which is not organized under the laws of a state of the United States and which is not a Significant Subsidiary of the Company.

      "Interest Payment Date" means, as to any Loan, the last day of the Interest Period applicable to such Loan (and, in addition, in the case of any Interest Period of six months' or 180 days' duration, the day that would have been the Interest Payment Date of such Interest Period if such Interest Period had been of three months' or 90 days' duration).

      "Interest Period" means as to any Loan, the period commencing on the Initial Conversion and subsequent dates specified in notices pursuant to Section
2.02 and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3, or 6 months thereafter, as the Company may elect; provided, however, that
(i) if any Interest Period would end on a day that shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (ii) no Interest Period shall end later than the Maturity Date, and (iii) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

      "Investment" means, as to any Person, any investment so classified under generally accepted accounting principles made by stock purchase, capital contribution, loan, or advance or by purchase of property or otherwise, but in any event shall include as an investment in any other Person the amount of all Indebtedness owed by such other Person and all Accounts from such other Person which are not current assets or did not arise from services rendered or sales to such other Person in the ordinary course of business.

      "LIBO Rate" means the rate (rounded to the nearest 1/8 of 1% or, if there is no nearest 1/8 of 1%, the next higher 1/8 of 1%) at which dollar deposits approximately equal in principal amount to the Agent's portion of the Loan and for a maturity equal to the applicable Interest Period are offered in immediately available funds to the principal office of the Agent in London, England (or if the Agent does not at the time any such determination is made, maintain an office in London, England, the principal office of any Affiliate of the Agent in London, England) by leading banks in the London interbank market for Eurodollars at approximately 11:00 a.m., London, England time, two Business Days prior to the commencement of such Interest Period.
      "Lien" means any mortgage, pledge, hypothecation, judgment lien, or similar legal process, title retention lien, or other lien or security interest, including the interest of a vendor under any conditional sale or other title retention agreement and the interest of a lessor under any Capital Lease.

      "Loan" means a loan with an interest rate based on the LIBO Rate, Prime Rate or Highest Lawful Rate in accordance with the provisions of this Agreement.

      "Loan Documents" means this Agreement, the Notes, the Agent's Letter and the Facility Letter, and all other documents and instruments executed by the Company or any other Person in connection with this Agreement and the Loans.

      "Margin Stock" has the meaning specified in Regulation U.

      "Maturity Date" means July 14, 1998, or the earlier acceleration of the Loans pursuant to Section 7.01 herein.

      "Maximum Permissible Rate" has the meaning specified in Section 9.08. "Moody's" means Moody's Investors Service.
      "Note" and "Notes" have the meaning specified in Section 2.03.
      "OECD" means the Organization for Economic Cooperation and Development.

      "Other Activities" has the meaning specified in Section 8.03.

      "Other Financings" has the meaning specified in Section 8.03.

      "Other Taxes" has the meaning specified in Section 2.14.

      "PBG" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

      "Person"  means  any  natural   person,   corporation,   business   trust,
association, company, limited liability company, joint venture, partnership, or government or any agency or political subdivision thereof.

      "Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by the Company or any ERISA Affiliate or as to which the Company or any ERISA Affiliate contributes or is a member or otherwise may have any liability.

      "Prime Rate" means, as of a particular date, the prime rate most recently announced by TCB and thereafter entered in the minutes of TCB's Loan and Discount Committee, automatically fluctuating upward and downward with and at the time specified in each such announcement without notice to the Company or any other Person, which prime rate may not necessarily represent the lowest or best rate actually charged to a customer and computed on the basis of a 365 day year.

      "Register" has the meaning specified in Section 9.03(d).

      "Regulation G" means Regulation G of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

      "Regulation T" means Regulation T of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

      "Regulation U" means Regulation U of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

      "Regulation X" means Regulation X of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

      "Reportable Event" means a Reportable Event as defined in Section 4043(b) of ERISA.

      "Required Banks" means, at any time Banks holding 75% of the aggregate principal amount of the Loans at the time outstanding.

      "Short-term Indebtedness" means, at any date, Indebtedness which matures one year or less from such date and which is not directly or indirectly renewable or extendible, at the option of the obligor, by its terms or the terms of any instrument or agreement relating thereto, to a date more than one year from such date.

      "Significant Subsidiary" means, as to the Company or any Subsidiary of the Company, any Subsidiary of such Person who either (a) has a net worth in excess of 5% of the consolidated net worth of the Company and its other Subsidiaries, or (b) has gross revenues in excess of 5% of the consolidated gross revenues of the Company and its other Subsidiaries based, in each case, on the most recent financial statements of the Company.

      "S&P" means  Standard & Poor's  Ratings  Group,  a Division of McGrawHill,
Inc.

      "Stockholders' Equity" means, with respect to the Company at any date, the sum of (a) its capital stock taken at par value, (b) its capital surplus and (c) its retained earnings less treasury stock, all computed in accordance with generally accepted accounting principles applied on a consistent basis.

      "Subordinated Indebtedness" means Indebtedness of the Company having maturities and terms, and which is subordinated to payment of the Notes in a manner, approved in writing by the Agent and the Required Banks.

      "Subsidiary" means any Person, either existing before or created during the period in which this Agreement is in effect, of which or in which any other Person (the "parent") and the other Subsidiaries of the parent own directly or indirectly 50% or more of:

           (a) the combined voting power of all classes of stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such Person, if it is a corporation;

           (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture, or similar entity; or

           (c) the beneficial interest of such Person, if it is a trust, association, or other unincorporated organization.

      "Taxes" has the meaning specified in Section 2.14.

      "TCB" means Texas Commerce Bank National Association.

      "Total Commitment" means, at any time, the aggregate amounts of the Commitments.

      "Transferee" has the meaning specified in Section 2.14.

      "Wholly-owned Subsidiary" means any Person of which the Company or its other Wholly-owned Subsidiaries own directly or indirectly 100% of:

           (a) the issued and outstanding shares of stock (except shares required as directors' qualifying shares and shares constituting less than 2% of the issued and outstanding shares) and all Indebtedness for borrowed money;

           (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture, or similar entity; or

           (c) the beneficial interest of such Person, if it is a trust, association, or other unincorporated organization.

          SECTION 1.02. Accounting Terms. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given it under generally accepted accounting principles as in effect from time to time as set forth in the opinions, statements, and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and the Financial Accounting Standards Board and applied on a consistent basis; provided, however, that each reference in Article VI and in the definition of any term used in Article VI to generally accepted accounting principles shall mean generally accepted accounting principles in effect on the date hereof.

      SECTION 1.03. Interpretation. (a) In this Agreement, unless a clear contrary intention appears:

      (i)  the singular number includes the plural number and vice versa;

      (ii) reference to any gender includes each other gender;

      (iii)the words "herein," "hereof," and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section, or other subdivision;

      (iv) reference to any Person includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement, and reference to a Person in a particular capacity excludes such Person in any other capacity or individually, provided that nothing in this clause (iv) is intended to authorize any assignment not otherwise permitted by this Agreement;

      (v) reference to any agreement (including this Agreement), document, or instrument means such agreement, document, or instrument as amended, supplemented, or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, and reference to any Note includes any note issued pursuant hereto in extension or renewal thereof and in substitution or replacement therefor;

      (vi) unless the context indicates otherwise, reference to any Article, Section, Schedule, or Exhibit means such Article or Section hereof or such Schedule or Exhibit hereto;

      (vii)the words "including" (and with correlative  meaning "include") means
           including,   without  limiting  the  generality  of  any  description
           preceding such term;

      (viii) with respect to the determination of any period of time, the word "from" means "from and including" and the word "to" means "to but excluding"; and

      (ix) reference to any law means such as amended, modified, codified, or reenacted, in whole or in part, and in effect from time to time.

      (b) The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.
      (c) No provision of this Agreement shall be interpreted or construed against any Person solely because that Person or its legal representative drafted such provision.

                                  ARTICLE II
                                  THE LOANS
          SECTION 2.01. Term Loans. (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Bank, severally and not jointly, agrees to make and maintain a term loan (a "Loan") in the amount of such Bank's Commitment to the Company upon the Effective Date in accordance with the terms hereof. The aggregate principal amount of all Loans of a Bank at any time outstanding shall not exceed such Bank's Commitment and the aggregate principal amount of all Loans made by all Banks at any time outstanding shall not exceed the Total Commitment. The Loans shall be fully advanced on the Effective Date and no Bank shall have any obligation to make additional advances after such date. All amounts repaid on the Loans may not be reborrowed. The failure of any Bank to make any Loan shall not relieve any other Bank of its obligation to lend hereunder. The Loan by each Bank to the Company on the Effective Date shall be made against delivery to such Bank of a Note, payable to the order of such Bank, executed by the Company, as referred to in
Section 2.03.

      (b) Each Bank may fulfill its Commitment with respect to any Loan by causing, at its option, any domestic or foreign branch or Affiliate of such Bank to make such Loan, provided that the exercise of such option shall not affect the obligation of the Company, to repay such Loan in accordance with the terms of the applicable Note.

      (c) Each Bank shall make its pro rata portion of the amount of the Loans to the Company hereunder on the Effective Date thereof by paying the amount required to the Agent in Houston, Texas, in U.S. Dollars and in immediately available funds not later than 1:00 p.m., Houston, Texas, time, and subject to satisfaction of the conditions set forth in Article IV, the Agent shall promptly and in any event on the same day, credit the amounts so received to the general deposit account of the Company with the Agent.

      (d) The Loans shall bear interest from the Effective Date until their conversion (the "Initial Conversion") pursuant to the Initial Conversion Notice at the lesser of the Prime Rate or Highest Lawful Rate. The Borrower will deliver on the Effective Date a Notice (the "Initial Conversion Notice") instructing the Agent to convert the interest rate on the Loans from the Prime Rate to the LIBO Rate (the "Initial Conversion Notice") three Business Days after the Effective Date. The Initial Conversion Notice shall set forth the Interest Period or Interest Periods desired by the Company. All Interest Periods shall relate to Loan amounts of not less than $5,000,000 and shall be in integral multiples of $1,000,000.

      SECTION 2.02. Conversion and Continuation of Interest Periods. The Company shall have the right at any time upon prior irrevocable notice to the Agent not later than 10:00 a.m., Houston, Texas time, three Business Days prior to the end of an Interest Period, to convert the Interest Period with respect to any Loans to another permissible Interest Period subject to the following:

           (i) each conversion or continuation shall be made pro rata among the Banks in accordance with the respective principal amounts of the Loans comprising the converted or continued Loans;

           (ii) the aggregate principal amount converted or continued shall be an integral multiple of $1,000,000 and not less than $5,000,000;

           (vii)no Interest Period may be selected that would end later than the Maturity Date; and

           (viii) accrued interest on a Loan (or portion thereof) being converted or continued shall be paid by the Company at the time of conversion or continuation.

      Each notice pursuant to this Section 2.02 shall be irrevocable and shall refer to this Agreement and specify (w) the identity and amount of the Loan that the Company requests to be converted or continued, (y) if such notice requests a conversion, the date of such conversion (which shall be a Business Day), and (z) the Interest Period with respect thereto. If no Interest Period is specified in any such notice, the Company shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the other Banks of any notice given pursuant to this Section 2.02 and of each Bank's portion of any converted or continued Loan. If the Company shall not have given notice in accordance with this Section 2.02 to continue any Loan into a subsequent Interest Period (and shall not otherwise have given notice in accordance with this Loan), such Loan shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically become a Loan with a duration of one month.

      SECTION 2.03. Notes, Repayment of Loans. (a) The Loans made by each Bank to the Company shall be evidenced by a note (a "Note" and collectively, the "Notes") duly executed on behalf of the Company, dated the Execution Date, in substantially the form attached hereto as Exhibit 2.03, payable to such Bank in a principal amount equal to its Commitment on such date. The Company agrees to pay the outstanding principal balance of each Loan, as evidenced by the Note, on the Maturity Date. Each Note shall bear interest from its date on the outstanding principal balance thereof as provided in Section 2.04.

      (b) Each Bank shall, and is hereby authorized by the Company to, endorse on the schedule attached to the Note delivered to such Bank (or a continuation of such schedule attached to such Note and made a part thereof), or otherwise record in such Bank's internal records, an appropriate notation evidencing the date and amount of each Loan, as from such Bank to the Company, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any Bank to make such a notation or any error in such a notation shall not affect the obligation of the Company hereunder or under the Note of such Bank to repay the principal amount of the Loan made by such Bank hereunder and under such Note to such Bank together with all interest accruing thereon.

      SECTION 2.04. Interest on Loans. (a) From the Effective Date until the Initial Conversion the Loans shall bear interest at the lesser of the Prime Rate or the Highest Lawful Rate. After the Initial Conversion, subject to the provisions of Section 2.05, each Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the lesser of (i) the LIBO Rate for the Interest Period in effect for such Loan plus the Applicable Margin and (ii) the Highest Lawful Rate.

      (b) Interest on each Loan shall be payable in arrears on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement. The applicable LIBO Rate shall be determined by the Agent, and such determination shall be conclusive absent demonstrable error. The Agent shall promptly advise the Company and each Bank of each such determination.

      SECTION 2.05. Interest on Overdue Amounts. If the Company shall default in the payment of the principal of or interest on any Loan or any other amount due hereunder, by acceleration or otherwise, the Company shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a period of 360 days) equal to the lesser of (a) the Highest Lawful Rate and (b) the Prime Rate plus 3% per annum.

      SECTION 2.06. Fees. The Company shall pay to the Banks on the Effective Date, in immediately available funds, the Agency Fee and the Facility Fee as outlined in the Agent's Letter and the Facility Letter.

      SECTION 2.07. Prepayment of Loans. (a) The Loans may be prepaid at any time and from time to time, in whole or in part, subject to the requirements of
Section 2.10 but otherwise without premium or penalty, upon at least five Business Days' prior written or telex notice to the Agent; provided, however, that each such partial pre-payment shall be in an integral multiple of $1,000,000 and a minimum aggregate principal amount of $5,000,000.

      (b) Each notice of prepayment shall specify the prepayment date and the principal amount to be prepaid, shall be irrevocable, and shall commit the Company to prepay such amount stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

      SECTION 2.08. Reserve Requirements: Change in Circumstances. (a) It is understood that the cost to each Bank of making or maintaining any of the Loans may fluctuate as a result of the applicability of reserve requirements imposed by the Board at the ratios provided for in Regulation D on the date hereof. The Company agrees to pay to each of the Banks from time to time such amounts as shall be necessary to compensate such Bank for the portion of the cost of making or maintaining Loans resulting from any such reserve requirements provided for in Regulation D as in effect on the date hereof, it being understood that the rates of interest applicable to Loans have been determined on the assumption that no such reserve requirements exist or will exist and that such rates do not reflect costs imposed on the Banks in connection with such reserve requirements.

      (b) Notwithstanding any other provision herein, if after the date of this Agreement any adoption of or change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Bank of the principal of or interest on any Loan made by such Bank or any other fees or amounts payable hereunder (other than taxes imposed on the overall net income of such Bank by the jurisdiction in which such Bank has its principal office or is located or by any political subdivision or taxing authority therein), or shall impose, modify, or deem applicable any reserve, special deposit, or similar requirement against assets of, deposits with, or for the account of, or credit extended by, such Bank or shall impose on such Bank or the London interbank market any other condition affecting this Agreement or the Loans made by such Bank and the result of any of the foregoing shall be to increase the cost to such Bank of making or maintaining any Loan or to reduce the amount of any sum received or receivable by such Bank hereunder (whether of principal, interest, or otherwise) in respect thereof, by an amount deemed by such Bank in its sole discretion to be material, then such additional amount or amounts as will compensate such Bank for such additional costs or reduction will be paid to such Bank by the Company with respect to the Loans.

      (c) If any Bank shall have determined that the applicability of any law, rule, regulation, or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards," or the adoption after the date hereof of any other law, rule, regulation, or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or any lending office of such Bank) or any Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank, or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital or on the capital of such Bank's holding company, if any, as a consequence of this Agreement or the Loans made by such Bank pursuant hereto to a level below that which such Bank or such Bank's holding company could have achieved but for such adoption, change, or compliance (taking into consideration such Bank's policies and the policies of such Bank's holding company with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time the Company shall pay to such Bank such additional amount or amounts as will compensate such Bank or such Bank's holding company for any such reduction suffered. It is agreed that the interest rates and fees provided for in this Agreement have been determined on the understanding that the Banks will not be required to maintain capital against their Commitments under currently applicable laws, regulations, and regulatory guidelines, and that the Banks will be entitled to make claims under this paragraph in the event such understanding proves to be incorrect.

      (d) A certificate of each Bank setting forth such amount or amounts as shall be necessary to compensate such Bank (or participating banks or other entities pursuant to Article IX) as specified in paragraph (a), (b), or (c) above shall be delivered to the Company obligated with respect thereto and shall be rebuttably presumptive evidence of the amount or amounts which such Bank is entitled to receive. The Company shall pay each Bank the amount shown as due from it on any such certificate within 10 days after its receipt of the same.

      (e) Failure on the part of any Bank to demand compensation for any increased costs or reduction in amounts received or receivable with respect to any Interest Period shall not constitute a waiver of such Bank's rights to demand compensation for any increased costs or reduction in amounts received or receivable in such Interest Period or in any other Interest Period. The protection of this Section 2.08 shall be available to each Bank regardless of any possible contention of the invalidity or inapplicability of any law, regulation, or other condition which shall give rise to any demand by such Bank for compensation.

      (f) Nothing in this Section 2.08 shall entitle any Bank to receive interest at a rate per annum in excess of the Highest Lawful Rate.

      SECTION 2.09. Change in Legality. (a) Notwithstanding anything to the contrary herein contained, if any adoption of or change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Bank to make or maintain any Loan or to give effect to its obligations as contemplated hereby, then, by written notice to the Company and to the Agent, such Bank may:

           (i) declare that Loans will not thereafter be made by such Bank hereunder, whereupon any request by the Company for Loans shall, as to such Bank only, be deemed a request for a loan bearing interest at the Prime Rate; and

           (ii) require that all outstanding Loans made by it be converted to loans bearing interest at the Prime Rate, in which event all such Loans shall be automatically converted to such loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Bank shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Loans that would have been made by such Bank or the converted Loans of such Bank shall instead be applied to repay the loans bearing interest at the Prime Rate made by such Bank in lieu of, or resulting from the conversion of, such Loans; provided, however, the loans bearing interest at the Prime Rate resulting from the conversion of such Loans shall be prepayable only at the times the converted Loans would have been prepayable, notwithstanding the provisions of Section 2.07(a).

      (b) For purposes of Section 2.09(a), a notice to the Company by any Bank shall be effective as to each Loan, if lawful, on the last day of the then current Interest Period or, if there are then two or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective on the date of receipt by the Company.

      (c) If any Bank (or  Transferee)  requests  compensation  pursuant to this
Section 2.09, the Company may give notice to such Bank (with a copy to the Agent) that it wishes to seek one or more Eligible Assignees (which may be one or more of the Banks) to assume the Commitments of such Bank and to purchase its outstanding Loans and Notes. Each Bank (or Transferee) requesting compensation pursuant to this Section 2.09 hereto agrees to sell all of its Commitments, its Loans, and its Note pursuant to Section 9.03 to any such Eligible Assignee for an amount equal to the sum of the outstanding unpaid principal of and accrued interest on such Loans and Note plus all Commitment Fees and other fees and amounts due such Bank (or Transferee) hereunder calculated, in each case, to the date such Commitment, Loans, and Note are purchased, whereupon such Bank (or Transferee) shall thereafter have no further Commitments or other obligation to the Company hereunder or under any Note.

      SECTION 2.10. Indemnity. (a) The Company shall indemnify each Bank against any loss or expense which such Bank may sustain or incur as a consequence of (i) any failure by the Company to fulfill on the Effective Date hereunder the applicable conditions set forth in Article IV, (ii) any failure by the Company to convert or continue hereunder after Delivery of a notice of conversion or continuation has been given pursuant to Section 2.02, (iii) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise), (iv) the occurrence of any Event of Default, including, but not limited to, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof or (v) the payment or prepayment by the Company of any Loan on a day other than the last day of an Interest Period. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by each Bank of (A) its cost of obtaining the funds for the Loan being paid, prepaid, or converted or not borrowed for the period from the date of such payment, prepayment, or conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure to borrow) over (B) the amount of interest (as reasonably determined by such Bank) that could be realized by such Bank in reemploying during such period the funds so paid, prepaid, or converted or not borrowed. A certificate of each Bank setting forth any amount, or amounts which such Bank is entitled to receive pursuant to this Section 2.10 shall be delivered to the Company and shall be rebuttably presumptive evidence of the amount, or amounts which such Bank is entitled to receive. Nothing in this Section 2.10 shall entitle any Bank to receive interest at a rate per annum in excess of the Highest Lawful Rate.

      (b) The provisions of this Section 2.10 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity, or unenforceability of any term, or provision of this Agreement, or any Note,, or any investigation made by, or on behalf of any Bank. All amounts due under this Section 2.10 shall be payable on written demand therefor.

      SECTION 2.11. Pro Rata Treatment.  Except as permitted under Section 2.08,
Section 2.09, and Section 2.10, the Loans, each payment, or prepayment of principal of the Notes, each payment of interest on such Notes, each other reduction of the principal, or interest outstanding under such Notes, however achieved, each reduction of the Commitments shall be made pro rata among the Banks in the proportions that their respective Commitments bear to the Total Commitment.

       SECTION 2.12. Payments. (a) The Company shall make all payments (including principal of, or interest on the Loans, or any fees or other amounts) hereunder and under any other Loan Document not later than 1:00 p.m., Houston, Texas time, on the date when due in dollars to the Agent at its offices at 1111 Fannin, Houston, Texas, in immediately available funds.

      (b) Whenever any payment (including principal of or interest on the Loans or any fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, if applicable.

      SECTION 2.13. Sharing of Setoffs. Each Bank agrees that if it shall, in any manner, including through the exercise of a right of banker's lien, setoff, or counterclaim against the Company, or pursuant to a secured claim under
Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Bank under any applicable bankruptcy, insolvency, or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of the Note held by it as a result of which the unpaid principal of the Note held by it shall be proportionately less than the unpaid principal and interest of the Note held by any other Bank, it shall be deemed to have simultaneously purchased from such other Bank a participation in the Note held by such other Bank, so that the aggregate unpaid principal and interest of the Note and participations in Notes held by each Bank shall be in the same proportion to the aggregate unpaid principal and interest of all Notes then outstanding as the principal and interest of the Note held by it prior to such exercise of banker's lien, setoff, or counterclaim was to the principal and interest of all Notes outstanding prior to such exercise of banker's lien, setoff, or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.13 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Company expressly consents to the foregoing arrangements and agrees that any Person holding a participation in a Note deemed to have been so purchased may exercise any and all rights of banker's lien, setoff, or counterclaim with respect to any and all moneys owing by the Company to such Bank as fully as if such Bank had made a Loan directly to the Company in the amount of such participation.

      SECTION 2.14. Payments Free of Taxes. (a) Any and all payments by the Company hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges, or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the Agent's or any Bank's (or any transferee's or assignee's, including a participation holder's (any such entity a "Transferee")) net income and franchise taxes imposed on the Agent or any Bank (or Transferee) by the United States or any jurisdiction under the laws of which it is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referrered to as "Taxes").

      (b) In addition, the Company agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges, or similar levies which arise from any payment made hereunder or from the execution, delivery, or registration of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

      (c) The Company will indemnify each Bank (or Transferee) or the Agent for the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.14) paid by such Bank (or Transferee) or the Agent, as the case may be, and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant taxing authority or other governmental authority. Such indemnification shall be made within 30 days after the date any Bank (or Transferee) or the Agent, as the case may be, makes written demand therefor. If a Bank (or Transferee) or the Agent shall become aware that it is entitled to receive a refund in respect of Taxes or Other Taxes, it shall promptly notify the Company of the availability of such refund and shall, within 30 days after receipt of a request by the Company, apply for such refund at the Company's expense. If any Bank (or Transferee) or the Agent receives a refund in respect of any Taxes or Other Taxes for which such Bank (or Transferee) or the Agent has received payment from the Company hereunder it shall promptly notify the Company of such refund and shall, within 30 days after receipt of a request by the Company (or promptly upon receipt, if the Company has requested application for such refund pursuant hereto), repay such refund to the Company, net of all out-of-pocket expenses of such Bank (or Transferee) or the Agent and without interest; provided that the Company, upon the request of such Bank (or Transferee) or the Agent, agrees to return such refund (plus penalties, interest, or other charges) to such Bank (or Transferee) or the Agent in the event such Bank (or Transferee) or the Agent is required to repay such refund.

      (d) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Company in respect of any payment to any Bank (or Transferee) or the Agent, the Company will furnish to the Agent, at its address referred to in
Section 9.01, the original or a certified copy of a receipt evidencing payment thereof.

      (e) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.14 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

      (f) Each Bank (or Transferee) which is organized outside the United States shall promptly notify the Company of any changes in its funding office and upon written request of the Company shall, prior to the immediately following due date of any payment by the Company hereunder, deliver to the Company such certificates, documents, or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including Internal Revenue Service Form 1001 or Form 4224 and any other certificate or statement of exemption required by Treasury Regulation Section 1.144-1(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Bank (or Transferee) establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Bank (or Transferee) of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. Unless the Company and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under the Notes are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank (or Transferee) or assignee organized under the laws of a jurisdiction outside the United States.

      (g) The Company shall not be required to pay any additional amounts to any Bank (or Transferee) in respect of United States withholding tax pursuant to paragraph (a) above if the obligation to pay such additional amounts would not have arisen but for a failure by such Bank (or Transferee) to comply with the provisions of paragraph (f) above unless such failure results from (i) a change in applicable law, regulation, or official interpretation thereof or (ii) an amendment, modification, or revocation of any applicable tax treaty or a change in official position regarding the application or interpretation thereof, in each case after the Execution Date (and, in the case of a Transferee, after the date of assignment or transfer).

      (h) Any Bank (or Transferee) claiming any additional amounts payable pursuant to this Section 2.14 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue and would not, in the sole determination of such Bank, be otherwise disadvantageous to such Bank (or Transferee).

      (i) If any Bank (or  Transferee)  requests  compensation  pursuant to this
Section 2.14, the Company may give notice to such Bank (with a copy to the Agent) that it wishes to seek one or more Eligible Assignees (which may be one or more of the Banks) to assume the Commitments of such Bank and to purchase its outstanding Loans and Notes. Each Bank (or Transferee) requesting compensation pursuant to this Section 2.14 hereto agrees to sell all of its Commitments, its Loans, and its Note pursuant to Section 9.03 to any such Eligible Assignee for an amount equal to the sum of the outstanding unpaid principal of and accrued interest on such Loans and Note plus all Commitment Fees and other fees and amounts due such Bank (or Transferee) hereunder calculated, in each case, to the date such Commitment, Loans, and Note are purchased, whereupon such Bank (or Transferee) shall thereafter have no further Commitments or other obligation to the Company hereunder or under any Note.

           SECTION 2.15. Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Loan, the Agent shall have determined (which determination shall be conclusive and binding upon the Company) that dollar deposits in the amount of the requested principal amount of such Borrowing are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not adequately and fairly reflect the cost to any Bank of making or maintaining the principal amount of its Loan during such Interest Period, or reasonable means do not exist for ascertaining the LIBO Rate, the Agent shall as soon as practicable thereafter give written or telex notice of such determination to the Company and the Banks, and any request by the Company for the making of a Loan shall, until the circumstances giving rise to such notice no longer exist, be deemed to be a request for loans bearing interest at the Prime Rate. Each determination of the Agent hereunder shall be conclusive absent demonstrable error.

                                 ARTICLE III

                        REPRESENTATIONS AND WARRANTIES

      The Company represents and warrants to Agent and the Banks as follows:

      SECTION 3.01. Organization, Corporate Powerss. The Company is duly organized, validly existing, and in good standing under the laws of the state of its respective incorporation or organization, has the requisite power and authority to own its property and assets and to carry on its business as now conducted and is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to quality would not have a material adverse effect on the condition, financial, or otherwise, of the Company. The Company has the corporate power to execute, deliver, and perform its obligations under this Agreement, to borrow hereunder and to execute and deliver the Notes.

      SECTION 3.02. Authorization. The execution, delivery, and performance of this Agreement, the Loans hereunder, and the execution and delivery of the Notes by the Company (a) have been duly authorized by all requisite corporate and, if required, stockholder action on the part of the Company and (b) will not
(i) violate (A) any provision of law, statute, rule, or regulation or the certificate of incorporation or the bylaws of the Company, (B) any order of any court. or any rule, regulation, or order of any other agency of government binding upon the Company, or (C) any provisions of any indenture, agreement, or other instrument to which the Company is a party, or by which the Company or any of its properties or assets are or may be bound, (ii) be in conflict with, result in a breach of, or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement, or other instrument referred to in (b)(i)(C) above, or (iii) result in the creation or imposition of any lien, charge, or encumbrance of any nature whatsoever upon any property or assets of the Company.

      SECTION 3.03. Governmental Approval. No registration with or consent or approval of, or other action by, any federal, state, or other governmental agency, authority, or regulatory body is or will be required in connection with the execution, delivery, and performance of this Agreement, the execution and delivery of the Notes or the Loans hereunder.

     SECTION 3.04. Enforceability. This Agreement has been duly executed and delivered by the Company and constitutes legal, valid, and binding obligations of the Company and the Notes, when duly executed and delivered by the Company, will constitute legal, valid, and binding obligations of the Company, in each case enforceable in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium, and similar laws affecting creditors' rights generally).

      SECTION 3.05. Financial Statements. The consolidated financial statements of the Company, as at December 31, 1996, a copy of which has been furnished to the Banks, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year, and present fairly the financial conditions of the Company and its Subsidiaries, as at such date and the consolidated results of the operations of the Company and its Subsidiaries for the period then ended.

      SECTION 3.06. No Material Adverse Change. There has been no material adverse change in the businesses, assets, operations, prospects, or condition, financial or otherwise, of the Company since December 31, 1996.

      SECTION 3.07. Title to Properties. The Company has good and marketable title to, or valid leasehold interests in, all its properties and assets, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business and except for minor defects in title that do not interfere with the ability of the Company to conduct its business as now conducted.

      SECTION  3.08.   Litigation;   Compliance  with  Laws;   Etc. (a) There
are not any actions, suits, or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of the Company, threatened against or affecting the Company or the business, assets or rights of the Company or any Subsidiary of the Company (i) which involve this Agreement or any of the transactions contemplated hereby or (ii) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, materially impair the ability of the Company to conduct business substantially as now conducted, or materially and adversely affect the business, assets, operations, prospects, or condition (financial or otherwise) of the Company, or impair the validity or enforceability of or the ability of the Company to perform its obligations under this Agreement, the Notes, or any of the other Loan Documents.

      (b) The Company is not in violation of any law, the breach or consequence of which would materially and adversely affect the ability of the Company to carry on its business, or in default under any material order, writ, injunction, award, or decree of any court, arbitrator, administrative agency or other governmental authority binding upon it or its assets or any material indenture, mortgage, contract, agreement, or other undertaking or instrument to which it is a party or by which any of its properties may be bound, and nothing has occurred which would materially and adversely affect the ability of the Company to carry on its business or perform its obligations under any such order, writ, injunction, award, or decree or any such material indenture, mortgage, contract, agreement, or other undertaking or instrument.

      SECTION 3.09. Agreements, No Default. (a) The Company is not a party to any agreement or instrument or subject to any corporate restriction that has a present material and adverse effect on the business, properties, assets, operations, prospects, or condition (financial or otherwise), of the Company.

      (b) The Company is not in default in any manner that would materially and adversely affect the business, properties, assets, operations, prospects, or condition (financial or otherwise) of the Company or the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any material agreement or instrument to which it is a party.

      (c) The Company is not in default under any agreement or instrument to which the Company is a party or by which any of their respective properties or assets is bound or affected, which default might materially and adversely affect the financial condition or operations of the Company taken as a whole. No Event of Default has occurred and is continuing.

      SECTION 3.10.  Federal Reserve Regulations.  (a)   The  Company  is  not
engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

      (b) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulations G, T, U, or X; provided, however, the Company may acquire Margin Stock if, upon the acquisition of such Margin Stock, 25% or less of the Company's total assets subject to the restrictions set forth in Section 6.01 or
Section 6.02(b) would then be composed of Margin Stock, and furnish to the Agent upon its request, a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

      SECTION 3.11. Taxes. The Company has filed all tax returns which are required to have been filed and has paid, or made adequate provisions for the payment of, all of its taxes which are due and payable, except such taxes, if any, as are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles have been maintained. The federal income tax liability of the Company has been audited by the Internal Revenue Service and has been finally determined and satisfied (or the time for audit has expired) for all tax years up to and including the tax year ended June 30, 1986. The Company deems the amounts and maximum final judgments from such action to be immaterial to the Company. The Company is not aware of any proposed assessment against it or any of its Subsidiaries for additional taxes (or any basis for any such assessment) which might be material to the Company taken as a whole.

      SECTION 3.12. Pension and Welfare Plans. As of the Execution Date, the Company has no Plans.

      SECTION   3.13.  No  Material   Misstatements.  Neither this Agreement,
the other Loan Documents, nor any other document delivered by or on behalf of the Company or any of its Affiliates in connection with any Loan Document or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

      SECTION 3.14. Investment Company Act, Public Utility Holding Company Act. The Company is neither an "investment company" nor a company "controlled" by an investment company as defined in, nor subject to regulation under, the Investment Company Act of 1940. The Company is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

      SECTION 3.15. Compliance with Laws. To the best knowledge of the Company, after due investigation, the Company are in material compliance with all statutes and governmental rules and regulations applicable to them.

      SECTION 3.16. Maintenance of Insurance. The Company maintains insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated.

      SECTION 3.17. Existing Liens. None of the assets of the Company are subject to any Lien, except:

      (a) Liens for current taxes not delinquent or taxes being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

      (b) carriers', warehousemen's, mechanics', materialmen's, and other like statutory Liens arising in the ordinary course of business securing obligations which are not overdue for a period of more than 90 days or which are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

      (c) pledges or deposits in connection with workers' compensation, unemployment insurance, and other social security legislation;

      (d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, and other obligations of a like nature incurred in the ordinary course of business, and Liens securing reimbursement obligations created by open letters of credit for the purchase of inventory;

      (e) Liens, if any, disclosed in the financial statements referred to in Section 3.05; and

      (f)  Liens listed on Exhibit 3.17.

      SECTION 3.18. Environmental Matters. The Company has complied in all material respects with all applicable federal, state, local, and other statutes, ordinances, orders, judgments, rulings, and regulations relating to environmental pollution or to environmental regulation or control. The Company received notice of any failure so to comply which alone or together with any other such failure could result in a material adverse effect on the business, assets, operations, prospects, or condition (financial or otherwise) of the Company. None of the facilities of the Company has managed any hazardous wastes, hazardous substances, hazardous materials, toxic substances, or toxic pollutants, as those terms are used in the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, the Clean Air Act, or the Clean Water Act, in violation of any regulations promulgated pursuant thereto or in any other applicable law where such violation could result, individually or together with other violations, in a material adverse effect on the business, assets, operations, prospects, or condition (financial or otherwise) of the Company or such Subsidiary.

      SECTION  3.19   Subsidiaries.   As  of  the Effective Date the Company has
 no Subsidiaries.


      SECTION 3.20 Solvency. The fair value of the assets of the Company (both at fair valuation and at present fair saleable value) is, on the Effective Date greater than the total amount of liabilities (including contingent and unliquidated liabilities) of the Company and the Company is able to pay all liabilities as such liabilities mature and does not have unreasonably small capital with which to carry on its business.


                                  ARTICLE IV

                            CONDITIONS OF LENDING

      SECTION 4.01. Conditions Precedent to the Loans. The obligation of each Bank to make its Loan is subject to the condition precedent that the Agent shall have received on or before the Effective Date the following in form and substance satisfactory to the Agent, each dated (unless otherwise indicated) the Execution Date and, with respect to all such documents referred to in Section 4.01(a) Section 4.01(c), Section 4.01(d), Section 4.01(e), Section 4.01(f) and
Section 4.01(g), in sufficient copies for each Bank:

      (a) A counterpart of this Agreement (to which all of the Exhibits and Schedules have been attached) executed by the Company, the Agent, and the Banks;

      (b) Notes of the Company dated of even date herewith, properly executed by the Company to the order of the Banks, respectively;

      (c)  The Guaranty properly executed by the Guarantor.

      (d) The Banks shall have received (i) a copy of the certificate of incorporation, as amended, of the Company and the Guarantor, certified by the Secretaries of State of Texas and Delaware, respectively and a certificate as to the good standing of and charter documents filed by the Company and the Guarantor from such Secretaries of State, respectively; (ii) a copy of the certificate of authority to do business in the State of Texas, certified by the Secretary of State of Texas and a certificate as to the good standing of the Guarantor from the Comptroller of the State of Texas; (iii) a certificate of the Secretary or an Assistant Secretary of the Company and the Guarantor, dated the Effective Date and certifying (A) that attached thereto is a true and complete copy of the bylaws of the Company and the Guarantor, respectively, as in effect on the date of such certificate and at all times since a date prior to the date of the resolutions described in (B) below, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Company and the Guarantor, respectively, authorizing the execution, delivery, and performance of this Agreement, the Notes and the Loans by the Company and the Guaranty by the Guarantor and that such resolutions have not been modified, rescinded, or amended and are in full force and effect, (C) that the certificate of incorporation of the Company and the Guarantor has not been amended since the date of the last amendment thereto shown on the good standing certificate furnished pursuant to (i) above, and (D) as to the incumbency and specimen signature of each officer of the Company and the Guarantor executing this Agreement, the Notes in the case of the Company and the Guaranty in the case of the Guarantor, and in each case any other document delivered in connection herewith or therewith; (iii) a certificate of another officer of the Company and the Guarantor as to the incumbency and specimen signature of the Secretary or such Assistant Secretary of the Company and the Guarantor; and (iv) such other documents as any Bank or Andrews & Kurth L.L.P., special counsel for the Agent, may reasonably request;

      (e) A certificate of a Senior Vice President, an Executive Vice President, or a Vice President of the Company dated the Effective Date certifying (i) the truth of the representations and warranties made by the Company in this Agreement and (ii) the absence of the occurrence and continuance of any Default or Event of Default;

      (f) The Agent shall have received the Agent's Letter and the Facility Letter duly executed by the Company, and shall have received payment from the Company both of the fees referenced by those letters.

      (g) The opinion of counsel to the Company and the Guarantor, dated the Effective Date, addressed to the Agent and the Banks and in the form of Exhibit
4.01 hereto;

      (h)  An Administrative Questionnaire completed by each Bank;

      (i)  The Initial Conversion Notice; and

      (j) The fees and disbursements required to be paid by Section 9.04 on the Effective Date shall have been paid or provision therefore shall have been made.

Furthermore, by accepting the proceeds of the Loans, the Company represents and warrants that on the Effective Date, the following statements are true:

      (y) The representations and warranties contained in Article III are correct on and as of the Effective Date, before and after giving effect to the Loans and to the application of the proceeds therefrom, as though made on and as of such date; and

      (z) No event has occurred and is continuing, or would result from the Loans or from the application of the proceeds therefrom, which constitutes either a Default or an Event of Default.

      SECTION 4.02. Conditions Precedent to Conversions and Continuations. The obligation of the Banks to convert or continue any Interest Period with respect to any Loan, according to Section 2.02 herein, is subject to the condition precedent that on the date of such conversion or continuation no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation. In the event that at the end of any Interest Period there is in existence a Default or Event of Default, any request by the Company for a conversion or continuance of any Loan relating to such Interest Period shall be deemed a request for a loan at the lesser of the Prime Rate or the Highest Lawful Rate and in the absence of any such request by the Company such Loans, subject to the provisions of Section 2.05, shall bear interest at the lesser of the Prime Rate or the Highest Lawful Rate. The acceptance of the benefits of each such conversion and continuation shall constitute a representation and warranty by the Company to each of the Banks that no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation.

                                  ARTICLE V

                            AFFIRMATIVE COVENANTS

      So long as this Agreement shall remain in effect or the principal of or interest on any Note or any other expense or amount payable hereunder shall be unpaid, unless the Required Banks shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Bank that:

SECTION 5.01. Existence. The Company will maintain and preserve, and, subject to the provisions of clauses (w), (x), and (y) of Section 6.02 , will cause each Significant Subsidiary to maintain and preserve, its respective existence as a corporation or other form of business organization, as the case may be, and all rights, privileges, licenses, patents, patent rights, copyrights, trademarks, trade names, franchises, and other authority to the extent material and necessary for the conduct of its respective businesses in the ordinary course as conducted from time to time, including, in the case of the Company, its good standing and qualification to do business in the State of Texas.

      SECTION 5.02. Repair. The Company will maintain, preserve, and keep, and will cause each of its Significant Subsidiaries to maintain, preserve, and keep, all of its properties in good repair, working order, and condition, and from time to time make, and the Company will make, and will cause each of the Significant Subsidiaries to make, all necessary and proper repairs, renewals, replacements, additions, betterments, and improvements thereto so that at all times the efficiency thereof shall be fully preserved and maintained; the Company will at all times do or cause to be done all things necessary to preserve, renew, and keep in full force and effect, and will cause each Significant Subsidiary to do or cause to be done all things necessary to preserve, renew, and keep in full force and effect, the rights, licenses, permits, franchises, patents, copyrights, trademarks, and trade names material to the conduct of its businesses; maintain and operate such businesses in substantially the manner in which they are presently conducted and operated (subject to changes in the ordinary course of business); comply in all material respects with all laws and regulations applicable to the operation of such businesses whether now in effect or hereafter enacted and with all other applicable laws and regulations; and take all action which may be required to obtain, preserve, renew, and extend all licenses, permits, and other authorizations which may be material to the operation of such businesses.

      SECTION 5.03. Insurance. The Company will maintain, on a consolidated basis, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated or as the Agent or the Required Banks may reasonably request from time to time.

      SECTION 5.04. Obligations and Taxes. The Company will pay and discharge and will cause each of its Subsidiaries to pay and discharge, when due, all taxes, assessments and governmental charges or levies imposed upon the Company or such Subsidiary, as the case may be, as well as all lawful claims for labor, materials, and supplies or otherwise unless and only to the extent that the Company or such Subsidiary, as the case may be, is contesting such taxes, assessments, and governmental charges, levies, or claims in good faith and by appropriate proceedings and the Company or such Subsidiary has set aside on its books such reserves or other appropriate provisions therefor as may be required by generally accepted accounting principles.

      SECTION 5.05. Litigation and Other Notices. The Company will notify the Agent and the Banks in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken by the Person(s) affected with respect thereto:

      (a) Judgment. The entry of any judgment or decree against the Company and its other Subsidiaries, taken as a whole, if the amount of such judgment or decree exceeds $10,000,000 (after deducting the amount with respect to which the Company or such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing);

      (b) Suits and Proceedings. The filing or commencement of any action, suit, or proceeding, whether at law or in equity or by or before any court or any federal, state, municipal, or other governmental agency or authority as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could materially impair the right of the Company or any Significant Subsidiary to carry on business substantially as then conducted or materially and adversely affect the business, assets, operations, prospects, or condition (financial or otherwise) of the Company or any Significant Subsidiary;

      (c)  Default.  The occurrence of any Event of Default or Default;

      (d) Material Adverse Change. The occurrence of a material adverse change in the business, operations, or condition (financial or otherwise) of the Company and the Significant Subsidiaries, taken as a whole;

      (e) Pension and Welfare Plans. The occurrence of a Reportable Event with respect to any Plan; the institution of any steps by the Company, any of its Subsidiaries or any ERISA Affiliate, the PBGC, or any other Person to terminate any Plan; the institution of any steps by the Company, or any of its Subsidiaries or any ERMA Affiliate to withdraw from any Plan; or the incurrence of any material increase in the contingent liability of the Company or any of its Subsidiaries with respect to any post-retirement welfare benefits; and

      (f) Other Events. The occurrence of such other events as the Agent or the Required Banks may reasonably from time to time specify.

      SECTION 5.06.  ERISA. The Company will comply,  and
will cause each of its Subsidiaries to comply, in all material respects with the applicable provisions of ERISA.

      SECTION 5.07. Books, Records, and Access. The Company will maintain, and will cause each Significant Subsidiary to maintain, complete and accurate books and records in which full and correct entries in conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to the business and activities of the Company and each Significant Subsidiary. The Company will permit, and will cause each Significant Subsidiary to permit, reasonable access by the Agent and each Bank, upon reasonable request, to the books and records relating to the Company and the Significant Subsidiary during normal business hours, to permit or cause to be permitted, the Agent and each Bank to make extracts from such books and records and permit, or cause to be permitted, upon reasonable request, any authorized representative designated by any Bank to discuss the affairs, finances, and condition of the Company or any Significant Subsidiary with such Person's principal financial officers and principal accounting officers and such other officers as the Company shall deem appropriate.

      SECTION 5.08. Use of Proceeds. The Company will use the proceeds of the Loans only for general corporate purposes including the funding of a loan to the Guarantor.

      SECTION 5.09. Nature of Business. The Company will engage in, and will cause each Significant Subsidiary to engage in, substantially the same field of business as they are engaged in on the date hereof.

      SECTION 5.10. Compliance. The Company will comply, and will cause each of its Subsidiaries to comply, in all material respects with all statutes and governmental rules and regulations applicable to it including all such statutes and government rules and regulations relating to environmental pollution or to environmental regulation and control.

                                  ARTICLE VI

                              NEGATIVE COVENANTS

      So long as this Agreement shall remain in effect or the principal of or interest on any Note or any other expense or amount payable hereunder shall be unpaid, unless the Required Banks shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Bank that:

      SECTION 6.01. Liens. The Company will not, and will not permit any of its Subsidiaries to, incur, create, assume, or permit to exist any Lien on any of its property or assets, whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:

      (a) Liens in connection with the acquisition by the Company or such Subsidiary of property after the date hereof by way of purchase money, mortgage, conditional sale, or other title retention agreement, capitalized lease, or other deferred payment contract, and attaching only to the property being acquired, if the Indebtedness secured thereby does not exceed 80% (100% in the case of a capitalized lease) of the fair market value of such property at the time of acquisition thereof nor $10,000,000 in the aggregate for the Company and all Subsidiaries at any one time outstanding;

      (b)  Liens referred to in Section 3.17;

      (c) other Liens securing obligations of the Company and its Subsidiaries not to exceed $10,000,000 in the aggregate and attaching to property of the Company or such other Subsidiary whose aggregate fair market value does not exceed $10,000,000; and

      (d) extensions, renewals, and replacements of liens referred to in paragraphs (a) through (c) of this Section 6.01; provided, that any such extension, renewal, or replacement lien shall be limited to the property or assets covered by the Lien extended, renewed, or replaced and that the obligations secured by any such extension, renewal, or replacement lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed, or replaced.

      SECTION  6.02.  Merger,   Purchase,   and  Sale.  The  Company  will not,
and will not  permit any of its Subsidiaries to:

      (a)  be a party to any merger or consolidation;

      (b) sell, transfer, convey, lease, or otherwise dispose of all or any substantial part of its assets;

      (c) sell or assign, with or without recourse, any accounts receivable or chattel paper; or

      (d) purchase or otherwise acquire all or substantially all the assets of any Person.

Notwithstanding the foregoing:

      (v) the Company or any of its Subsidiaries may sell or transfer real property including improvements located thereon and thereafter the Company or any of its Subsidiaries may rent or lease such property in a sale or leaseback transaction so long as after giving effect to such sale and leaseback transaction the Company and its Subsidiaries would be in compliance with Section 6.12;

      (w) any Subsidiary of the Company may merge into the Company or into or with any Wholly-owned Subsidiary so long as the Company or such Wholly-owned Subsidiary, as the case may be, shall be the surviving entity;

      (x) any Subsidiary of the Company may sell, transfer, convey, lease, or assign all or a substantial part of its assets to the Company or any Wholly-owned Subsidiary;

      (y) any Person may merge into the Company and the Company may acquire all or substantially all the assets of any Person; and

      (z) the Company and any of its Subsidiaries may in the ordinary course of their business sell, transfer, convey, lease, or otherwise dispose of all or any substantial part of the assets of the Company and its Subsidiaries taken as a whole;

provided, in each of the cases described in the preceding clauses (v), (w), (x),
(y), and (z), that immediately thereafter and after giving effect thereto:

      (i) no Event of Default or Default shall have occurred and be continuing;

      (ii) the  Company is a  surviving  entity,  except as provided in clause
      (w); and

      (iii)the surviving officers of the Company shall be substantially the same.

      For purposes of this Section 6.02 only, a sale, transfer, conveyance, lease, or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased, or otherwise disposed of by the Company and its Subsidiaries (other than pursuant to clauses (v), (x), and (z) of this Section 6.02) during the same fiscal year, exceeds 100% of the Company's consolidated total assets determined as of the end of the immediately preceding fiscal year. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.

      SECTION 6.03. Investments. The Company will not, and will not permit any of its respective Subsidiaries to, make or permit to exist any Investment in any Person, except for:

      (a) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale of goods and services in the ordinary course of business;

      (b) shares of stock, obligations, or other securities received in settlement of claims arising in the ordinary course of business;

      (c) Investments in securities, maturing within two years and issued or fully guaranteed or insured by the United States of America or any agency thereof;

      (d) Investments in commercial paper, maturing in 270 days or less from the date of issuance, rated in the highest or second highest grade by a nationally recognized credit rating agency;

      (e) Investments in United States dollar denominated and Eurodollar denominated time deposits, maturing within two years from the date of such Investment and issued by a bank or trust company having capital, surplus, and undivided profits aggregating at least $500,000,000;

      (f) Investments outstanding on the date hereof in Subsidiaries by the Company and its Subsidiaries;

      (g)  other  Investments  outstanding  on the date  hereof  and listed on
Exhibit 6.03;

      (h)  other   Investments  of  the  Company  and  its   Subsidiaries  not
exceeding 10% of Consolidated Tangible Net Worth at any time; and

      (j) endorsements of negotiable instruments for deposit or collection in the ordinary course of business.

     SECTION 6.04. Transactions with Affiliates. The Company will not enter into any transaction with any Affiliate except in the ordinary course of business and upon fair and reasonable terms no less favorable than the Company could obtain or could become entitled to in an arms-length transaction with a person or entity which was not an Affiliate.

      SECTION 6.05. Other Agreements. The Company will not, and will not permit any of its Subsidiaries to, enter into any agreement containing any provision which would be violated or breached by the Company's performance of its obligations hereunder or under any instrument or document delivered or to be delivered by the Company hereunder or in connection herewith.

      SECTION  6.06.   Fiscal  Year;   Accounting.  The Company will not change
its fiscal year or method of accounting (other than immaterial changes and methods and changes authorized by generally accepted accounting principles).

      SECTION 6.07. Credit Standards. The Company will not modify in any way the credit standards and procedures, the collection policies, or the loss recognition procedures with respect to the creation or collection of Accounts if the modification would have a material adverse effect on the financial condition of the Company.

      SECTION 6.08. Pension Plans. The Company will not permit, and will not permit any of its Subsidiaries to permit, any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer such Plan, and not engage in, or permit to exist or occur, and will not permit any of its Subsidiaries to engage in, or permit to exist or occur, any other condition, event, or transaction with respect to any Plan which could result in the incurrence by the Company or any such Subsidiary of any material liability, fine, or penalty.

      SECTION 6.09. Guaranties. The Company will not, and will not permit any of its Subsidiaries to, become or be liable under any Guaranty except Guaranties
(a) which (x) in the case of Guaranties of Indebtedness for borrowed money, guarantee Indebtedness with a maximum principal amount, and (y) in all other cases are limited in amount to a stated maximum dollar exposure, (b) which are included in Indebtedness, and (c) which are:

           (i) Guaranties by the Company or a Wholly-owned Subsidiary of the Indebtedness of a Subsidiary of Company;

           (ii) Guaranties by a Subsidiary of the Company of Indebtedness of the Company;

           (iii)other  Guaranties  not  exceeding   $10,000,000  in  aggregate
      principal amount at any time outstanding.

      SECTION 6.10. Leases. The Company will not at any time enter into or permit to exist, and will not permit any of its Subsidiaries to enter into or permit to exist, any arrangements for the leasing by the Company or any of its Subsidiaries, as lessee, of any real or personal property (or any interest therein) under leases (other than capitalized leases); provided, however, the Company and its Subsidiaries may enter into and permit to exist such leases which require the payment by the Company and such Subsidiaries on a consolidated basis of minimum rental amounts in the aggregate in any one fiscal year not in excess of $10,000,000.00.

                                 ARTICLE VII

                              EVENTS OF DEFAULT

      SECTION 7.01. Events of Default. In case of the happening of any of the following events (herein called "Events of Default"):

      (a) any representation or warranty made or deemed made in or in connection with this Agreement, the Notes, or the Loans hereunder or in any report, certificate, financial statement, or other instrument furnished in connection with this Agreement or the execution and delivery of the Notes or the Loans hereunder shall prove to have been false or misleading in any material respect when made or deemed made;

      (b) default shall be made in the payment of any principal of, or any installment of principal of, any Note when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

      (c) default shall be made in the payment of any interest on any Note or any other amount due under this Agreement, when and as the same shall become due and payable, and such default shall continue unremedied for a period of five days;

      (d) default shall be made in the due observance or performance of any covenant, condition, or agreement contained in Sections 5.01, 5.05, or 5.06, or
Article VI;

      (e) default shall be made in the due observance or performance of any other covenant, condition, or agreement to be observed or performed pursuant to this Agreement and such default shall continue unremedied for 15 days;

      (f) the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary) shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, liquidation, or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, or similar official for the Company or such Subsidiary or for a substantial part of either the Company's or such Subsidiary's property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors,
(vi) become unable, admit in writing its inability, or fail generally to pay its debts as they become due, or (vii) take any corporate or other action for the purpose of effecting any of the foregoing;

      (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary), or of a substantial part of the property or assets of the Company or such Subsidiary, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, receivership, or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator, or similar official for the Company or such Subsidiary or for a substantial part of the property of the Company or such Subsidiary, or (iii) the winding-up or liquidation of the Company or such Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 60 days;

      (h) default or defaults (other than defaults in the payment of principal or interest) shall be made with respect to any Indebtedness of the Company, if the total Indebtedness in default exceeds in the aggregate for the Company an amount equal to $10,000,000 and if the effect of such default or defaults shall be to accelerate, or to permit the holder or obligee of any Indebtedness (or any trustee on behalf of such holder or obligee) to accelerate (with or without notice or lapse of time or both), the maturity of any Indebtedness; or any payment of principal or interest, regardless of amount, on any Indebtedness of the Company shall not be paid when due, whether at maturity, by acceleration or otherwise (after giving effect to any period of grace as specified in the instrument evidencing or governing such Indebtedness);

      (i)  a Change of Control shall occur;

      (j) a Reportable Event or Reportable Events shall have occurred with respect to any Plan or Plans that reasonably could be expected to result in liability of the Company or any of its Subsidiaries to the PBGC in an aggregate amount in excess of $1,000,000 and within 30 days after the reporting of such Reportable Event or Reportable Events to the Banks, the Agent shall have notified the Company in writing that (i) it has determined that on the basis of such Reportable Event or Reportable Events there are reasonable grounds for termination of the Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan and (ii) as a result of such determination, an Event of Default exists hereunder; or the PBGC shall have instituted proceedings to terminate any Plan or Plans, or a trustee shall have been appointed by a United States District Court to administer any Plan or Plans, with vested unfunded liabilities aggregating in excess of $1,000,000;

      (k) there shall be entered against the Company or any of its Subsidiaries one or more judgments or decrees in excess of $10,000,000 in the aggregate at any one time outstanding for the Company and all such Subsidiaries and all such judgments or decrees in the amount of such excess shall not have been vacated, discharged, stayed, or bonded pending appeal within 30 days from the entry thereof, excluding those judgments or decrees for and to the extent which the Company or any such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing or for and to the extent which the Company or any such Subsidiary is otherwise indemnified if the terms of such indemnification are satisfactory to the Required Banks; or

      (l) there shall be any Default or Event of Default under the Revolving Credit Agreement Dated as of May 27, 1994, among Tandy Corporation, the Banks listed therein, and Texas Commerce Bank National Association as Agent (as same is amended and restated from time to time), such Default or Event of Default defined in Section 1.01 and Article VII therein;

      (m) the Guarantor shall fail to observe or perform any of its obligations, covenants or agreements contained in the Guaranty (or incorporated therein by reference) or any representation or warranty made therein (or incorporated therein by reference) shall prove to have been false or misleading in any material respect when made or any material provision of the Guaranty shall, for any reason, not be, or shall be asserted in writing by the Guarantor not to be, in full force and effect, or otherwise valid, binding and enforceable against the Guarantor.

then, and in any such event (other than an event with respect to the Company described in paragraph (f) or (g) above), and at any time thereafter during the continuance of such event, the Agent may, and at the request of the Required Banks shall, by written or telegraphic notice to the Company, declare the Notes then outstanding to be forthwith due and payable, whereupon the principal of the Notes, together with accrued interest thereon and all other liabilities of the Company accrued hereunder, shall become forthwith due and payable both as to principal and interest, without presentment, demand, protest, notice of protest, notice of intent to accelerate, notice of acceleration, or any other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding; and in any event with respect to the Company described in paragraph (f) or (g) above, the Notes shall automatically become due and payable, both as to principal and interest, without presentment, demand, protest, notice of intent to accelerate, notice of acceleration, or other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding.


                                 ARTICLE VIII

                                  THE AGENT

      SECTION 8.01. Authorization and Action. In order to expedite the various transactions contemplated by this Agreement, each Bank hereby irrevocably appoints and authorizes TCB to act as Agent on its behalf. Each of the Banks, and each subsequent holder of any Note by its acceptance thereof, hereby irrevocably authorizes and directs the Agent to take such action on behalf of such Bank or holder under the terms and provisions of this Agreement and to exercise such powers hereunder as are specifically delegated to or required of the Agent by the terms and provisions hereof, together with such powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through its agents and employees. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement or any other Loan Document a fiduciary relationship in respect of any Bank; and nothing in this Agreement or any other Loan Document, expressed or implied, is intended to, or shall be so construed as to, impose upon the Agent any obligations in respect of this Agreement or any other Loan Document except as expressly set forth herein or therein. The Agent is hereby expressly authorized on behalf of the Banks, without hereby limiting any implied authority, (a) to receive on behalf of each of the Banks any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder paid to the Agent, and promptly to distribute to each Bank its proper share of all payments so received; (b) to give notice within a reasonable time on behalf of each of the Banks to the Company of any Default or Event of Default specified in this Agreement of which the Agent has actual knowledge as provided in Section 8.07; (c) to distribute to each Bank copies of all notices, agreements, and other material as provided for in this Agreement as received by the Agent; and (d) to distribute to the Company any and all requests, demands, and approvals received by the Agent or from the Banks. As to any matters not expressly provided for by this Agreement, the Notes, or the other Loan Documents (including enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Banks, and such instructions shall be binding upon all Banks and all holders of Notes and the Loans; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law.

      SECTION 8.02. Agent's Reliance, Etc. (a) Neither the Agent nor any of its directors, officers, agents, or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes, or any of the other Loan Documents (i) with the consent or at the request of the Required Banks or (ii) in the absence of its or their own gross negligence or willful misconduct (it being the express intention of the parties hereto that the Agent and its directors, officers, agents, and employees shall have no liability for actions and omissions under this Section 8.02 resulting from their sole ordinary or contributory negligence).

      (b) Without limitation of the generality of the foregoing, the Agent: (i) may treat the payee of each Note and the obligations of the Company hereunder as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent;
(ii) may consult with legal counsel (including counsel for the Company), independent public accountants, and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants, or experts; (iii) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any statements, warranties, or representations made in or in connection with this Agreement, any Note, or any other Loan Document; (iv) except as otherwise expressly provided herein, shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants, or conditions of this Agreement, any Note, or any other Loan Document or to inspect the property (including the books and records) of the Company; (v) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, collectibility, genuineness, sufficiency, or value of this Agreement, any Note, any other Loan Document, or any other instrument or document furnished pursuant hereto or thereto; (vi) shall not be responsible to any Bank for the perfection or priority of any Lien securing the Loans; and
(vii) shall incur no liability under or in respect of this Agreement, any Note, or any other Loan Document by acting upon any notice, consent, certificate, or other instrument or writing (which may be by telegram, telecopier, cable, or telex) reasonably believed by it to be genuine and signed or sent by the proper party or parties.

      SECTION 8.03. Agent and Affiliates, TCB and Affiliates. Without limiting the right of any other Bank to engage in any business transactions with the Company or any of its Affiliates, with respect to the Loans, if any, made by them and the Notes, if any, issued to them, TCB shall have the same rights and powers under this Agreement, any Note, or any of the other Loan Documents as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include TCB in its individual capacity. TCB and its Affiliates may be engaged in, or may hereafter engage in, one or more loan, letter of credit, leasing or other financing activities not the subject of the Loan Documents (collectively, the "Other Financings") with the Company or any of its Affiliates, or may act as trustee on behalf of, or depositary for, or otherwise engage in other business transactions with the Company or any of its Affiliates (all Other Financings and other such business transactions being collectively, the "Other Activities") with no responsibility to account therefor to the Banks. Without limiting the rights and remedies of the Banks specifically set forth in the Loan Documents, no other Bank shall have any interest in (a) any Other Activities, (b) any present or future guarantee by or for the account of the Company not contemplated or included in the Loan Documents, (c) any present or future offset exercised by the Agent in respect of any such Other Activities, (d) any present or future property taken as security for any such Other Activities, or (e) any property now or hereafter in the possession or control of the Agent which may be or become security for the obligations of the Company under the Loan Documents by reason of the general description of indebtedness secured, or of property contained in any other agreements, documents or instruments related to such Other Activities; provided however, that if any payment in respect of such guarantees or such property or the proceeds thereof shall be applied to reduction of the obligations evidenced hereunder and by the Notes, then each Bank shall be entitled to share in such application according to its pro rata portion of such obligations.

      SECTION 8.04. Agent's Indemnity. (a) The Agent shall not be required to take any action hereunder or to prosecute or defend any suit in respect of this Agreement, the Notes, or any other Loan Document unless indemnified to the Agent's satisfaction by the Banks against loss, cost, liability, and expense. If any indemnity furnished to the Agent shall become impaired, it may call for additional indemnity and cease to do the acts indemnified against until such additional indemnity is given. In addition, the Banks agree to indemnify the Agent (to the extent not reimbursed by the Company), ratably according to the respective aggregate principal amounts of the Notes then held by each of them (or if no Notes are at the time outstanding, ratably according to the respective amounts of the Notes immediately prior to the time the Notes ceased to be outstanding), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent (or either of them) in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement, the Notes and the other Loan Documents (including any action taken or omitted under Article II of this Agreement). Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including reasonable counsel fees) incurred by the Agent in connection with the preparation, execution, administration, or enforcement of, or legal advice in respect of rights or responsibilities under, this Agreement, the Notes and the other Loan Documents to the extent that the Agent is not reimbursed for such expenses by the Company. The provisions of this Section 8.04 shall survive the termination of this Agreement, the payment of the Loans and/or the assignment of any of the Notes.

      (b)  Notwithstanding  the  foregoing,  no Bank shall be liable  under this
Section 8.04 to the Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements due to the Agent resulting from the Agent's gross negligence or willful misconduct. Each Bank agrees, however, that it expressly intends, under this Section 8.04, to indemnify the Agent ratably as aforesaid for all such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, and disbursements arising out of or resulting from the Agent's sole ordinary or contributory negligence.

      SECTION 8.05. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in Section 3.05 and Section 5.05 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, the other Loan Documents, any related agreement, or any document furnished hereunder.

      SECTION 8.06. Successor Agent. Subject to the appointment and acceptance of a successor Agent as provided herein, the Agent may resign at any time by giving written notice thereof to the Banks and the Company. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent, subject to the approval of the Company, which approval shall not be unreasonably withheld. If no successor Agent shall have been so appointed by the Required Banks, approved by the Company, and shall have accepted such appointment, all within 30 calendar days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States or of any state thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder and under the Notes by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement and the Notes. After any retiring Agent's resignation as the Agent hereunder and under the Notes, the provisions of this Article VIII and Section 9.04 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement and the Notes.

      SECTION 8.07. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Agent shall have received notice from a Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default" or "notice of event of default," as applicable. If the Agent receives such a notice, the Agent shall give notice thereof to the Banks and, if such notice is received from a Bank, the Agent shall give notice thereof to the other Banks and the Company. The Agent shall be entitled to take action or refrain from taking action with respect to such Default or Event of Default as provided in Section 8.01 and
Section 8.02.

                                  ARTICLE IX
                                MISCELLANEOUS

      SECTION 9.01. Notices, Etc. The Agent, any Bank, or the holder of any of the Notes or Loans, giving consent or notice or making any request of the Company provided for hereunder, shall notify each holder of any Note (including any Bank) and the Agent thereof. In the event that the holder of any Note (including any Bank) shall transfer such Note, it shall promptly so advise all other holders of any Note (including any Bank) and the Agent, who shall be entitled to assume conclusively that no transfer of any Note has been made by any holder (including any Bank) unless and until the holder (or the Agent) receives written notice to the contrary. All notices, consents, requests, approvals, demands, and other communications (collectively, "Communications") provided for herein shall be in writing (including telecopy Communications) and mailed, telecopied, or delivered:

      (a) if to the Company, at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102, Attention of Dwain H. Hughes (Telecopy No. (817) 390-2647); and

      (b)  if to the Agent,  at 201 Main  Street,  Fort  Worth,  Texas  76102,
Attention: Buddy Wuthrich (Telecopy No. (817) 878-7591) with a copy to Texas Commerce Bank National Association, 1111 Fannin, Houston, Texas 77002, Attention of Gale Manning, Investment Officer (Telecopy No. (713) 750-2784); and

      (c) if to any Bank, as specified on the signature page for such Bank hereto or, in the case of any Person who becomes a Bank after the date hereof, as specified on the Assignment and Acceptance executed by such Person or in the Administrative Questionnaire delivered by such Person or, in the case of any party hereto, such other address or telecopy number as such party may hereafter specify for such purpose by notice to the other parties.

All Communications shall, when mailed, telecopied, or delivered, be effective when mailed by certified mail, return receipt requested to any party at its address specified above, on the signature page hereof, or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto), or telecopied to any party to the telecopy number set forth above, on the signature page hereof, or on the signature page of such Assignment and Acceptance (or other telecopy number designated by such party in a Communication to the other parties hereto), or delivered personally to any party at its address specified above, on the signature page hereof, or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto); provided, however, Communications to the Agent pursuant to Article II or Article VII shall not be effective until received by the Agent.

      SECTION 9.02. Survival of Agreement. All covenants, agreements, representations, and warranties made by the Company herein and in the other Loan Documents and in the certificates or other instruments prepared or delivered in connection with this Agreement shall be considered to have been relied upon by the Banks and shall survive the making by the Banks of the Loans and the execution and delivery to the Banks of the Notes evidencing such Loans and shall continue in full force and effect as long as the principal of or any accrued interest on any Note or any other fee or amount payable under the Notes or this Agreement is outstanding and unpaid.

      SECTION  9.03.   Successors  and  Assigns;   Participations. (a) Whenever
in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises, and agreements that are contained in this Agreement by or on behalf of the Company, the Agent, or the Banks shall bind and inure to the benefit of their respective successors and assigns. The Company may not assign or transfer any of its rights or obligations hereunder without the prior written consent of all the Banks.

      (b) Each Bank may assign to one or more Eligible Assignees all or a portion of its interests, rights, and obligations under this Agreement (including a portion of the Loan at the time owing to it and the Note held by it); provided, however, that (i) except in the case of an assignment to a Bank or an Affiliate of a Bank, the Company and the Agent must give their prior written consent by countersigning the Assignment and Acceptance (which consent shall not be unreasonably withheld), (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Bank's rights and obligations to this Agreement, (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance substantially in the form of Exhibit 9.03 hereto (an "Assignment and Acceptance"), together with any Note subject to such assignment and a process fee of $2,000 payable by the Bank's assignor thereunder, and (iv) the assignee shall deliver to the Agent an Administrative Questionnaire. Upon such execution, delivery, acceptance, and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof unless otherwise agreed to by the assigning Bank, the Eligible Assignee thereunder and the Agent, (x) the assignee thereunder shall be a party hereto and under the other Loan Documents and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and under the other Loan Documents and (y) the Bank thereunder shall, to the extent provided in such assignment, be released from its obligations under this Agreement.

      (c) By executing and delivering an Assignment and Acceptance, the assigning Bank thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties, or representations made in or in connection with the Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency, or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto;
(ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under this Agreement, the other Loan Documents, or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 3.05 and Section 5.05 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon its assignor, the Agent, or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Bank.

      (d) The Agent shall maintain at its address referred to in Section 9.01 a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks and the principal amount of the Loans owing to each Bank from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of demonstrable error, and the Company and the Banks may treat each Person whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice.

      (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank and an Eligible Assignee together with the Note subject to such assignment, the processing and recordation fee referred to in paragraph (b) above and, if required, the Company's written consent to such assignment, the Agent shall (subject to the consent of the Company to such assignment, if required), if such Assignment and Acceptance has been completed and is in the form of Exhibit 9.03, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register, and (iii) give prompt notice thereof to the Company and the Banks. Within five Business Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered Note a new Note to the order of such Eligible Assignee in an amount equal to the assigning Bank's Loan assumed by it pursuant to such Assignment and Acceptance, and a new Note to the order of the assigning Bank in an amount equal to the portion of its Loan retained by the assigning Bank hereunder. Such new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note, shall be dated the effective date of such Assignment and Acceptance, and shall otherwise be in substantially the form of Exhibit 2.04 hereto, as applicable. Each cancelled Note shall be returned to the Company.

      (f) Each Bank may without the consent of the Company or the Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of the Loans owing to it and the Note held by it); provided, however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the cost protection provisions contained in Sections 2.08 through
2.10 to the same extent that the Bank from which such participating bank or other entity acquired its participation would be entitled to the benefit of such cost protection provisions, and (iv) the Company, the Agent, and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and such Bank shall retain the sole right to enforce the obligations of the Company relating to the Loans and to approve any amendment, modification, or waiver of any provision of this Agreement (other than amendments, modifications, or waivers with respect to any fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, or the dates fixed for payments of principal of or interest on the Loans).

      (g) Any Bank or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.03, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Company furnished to such Bank by or on behalf of the Company; provided that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any confidential information relating to the Company received from such Bank.

      (h) Anything in this Section 9.03 to the contrary notwithstanding, any Bank may at any time, without the consent of the Company or the Agent, assign and pledge all or any portion of the Loans owing to it to any Federal Reserve Bank (and its transferees) as collateral security pursuant to Regulation A of the Board and any Operating Circular issued by such Federal Reserve Bank. No such assignment shall release the assigning Bank from its obligations hereunder.

      (i) All  transfers  of any  interest  in any  Note  hereunder  shall be in compliance with all federal and state securities laws, if applicable. Notwithstanding the foregoing sentence, however, the parties to this Agreement do not intend that any transfer under this Section 9.03 be construed as a "purchase" or "sale" of a "security" within the meaning of any applicable federal or state securities laws.

      SECTION 9.04. Expenses of the Banks; Indemnity. (a) The Company agrees to pay all reasonable out-of-pocket expenses reasonably incurred by the Agent in connection with the preparation of this Agreement, the Notes, and the other Loan Documents or with any amendments, modifications, or waivers of the provisions hereof (whether or not the transactions hereby contemplated shall be consummated) or reasonably incurred by the Agent or any Bank in connection with the enforcement or protection of their rights in connection with this Agreement or with the Loans made or the Notes issued hereunder, including the reasonable fees and disbursements of Andrews & Kurth L.L.P., special counsel for the Agent, and, in connection with such enforcement or protection, the reasonable fees and disbursements of other counsel for any Bank, including allocated staff counsel costs for any Bank that elects to use the services of staff counsel in lieu of outside counsel. The Company agrees to indemnify the Banks from and hold them harmless against any documentary taxes, assessments, or charges made by any governmental authority by reason of the execution and delivery of this Agreement or any of the Notes or other Loan Documents.

      (b) The Company agrees to indemnify the Agent and the Banks and their directors, officers, employees, and agents (each such Person being called an "Indemnitee") against, and to hold the Banks and such other Indemnitee harmless from, any and all losses, claims, damages, liabilities, and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution and delivery of this Agreement and the other documents contemplated hereby, the performance by the parties hereto and thereto of their respective obligations hereunder and thereunder, and consummation of the transactions contemplated hereby and thereby, (ii) the use of proceeds of the Loans or (iii) any claim, litigation, investigation, or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Bank, apply to any such losses, claims, damages, liabilities, or related expenses that are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee. The Company agrees, however, that it expressly intends to indemnify each Indemnitee from and hold each of them harmless against any and all losses, liabilities, claims, damages, or expenses arising out of the ordinary sole or contributory negligence of such Indemnitee, but not the gross negligence or willful misconduct of such Indemnitee.

      (c) The provisions of this Section 9.04 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any Note, or any investigation made by or on behalf of any Bank. All amounts due under this Section 9.04 shall be payable on written demand therefor.

      SECTION 9.05. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank or any branch Subsidiary or Affiliate of such Bank to or for the credit or the account of the Company against any of and all the obligations of the Company now or hereafter existing under this Agreement and the Note held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Bank agrees promptly to notify the Company after any such setoff and application made by such Bank, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Bank under this Section 9.05 are in addition to other rights and remedies (including other rights of setoff) which such Bank may have under applicable law.

      SECTION 9.06. Governing Law. This Agreement, the Notes, the other Loan Documents, and all other documents executed in connection herewith, shall be deemed to be contracts and agreements executed by the Company, the Agent, and the Banks under the laws of the State of Texas and of the United States of America and for all purposes shall be governed by, and construed and interpreted in accordance with, the laws of said state (without regard to principles of conflicts of law) and of the United States of America. Without limitation of the foregoing, nothing in this Agreement, the Notes, or the other Loan Documents shall be deemed to constitute a waiver of any rights which any Bank may have under applicable federal legislation relating to the amount of interest which such Bank may contract for, take, receive, or charge in respect of any Loans, including any right to take, receive, reserve, and charge interest at the rate allowed by the law of the state where such Bank is located. The Agent, the Banks, and the Company further agree that insofar as the provisions of Article 1.04, Subtitle 1, Title 79, of the Revised Civil Statutes of Texas, 1925, as amended, are at any time applicable to the determination of the Highest Lawful Rate with respect to the Notes, the indicated rate ceiling computed from time to time pursuant to Section (a) of such Article shall apply to the Notes; provided, however, that to the extent permitted by such Article, the Agent may from time to time by notice from the Agent to the Company revise the election of such interest rate ceiling as such ceiling affects the then current or future balances of the Loans outstanding hereunder and under the Notes. The provisions of Chapter 15 of Subtitle 3 of the said Title 79 do not apply to this Agreement or any Note issued hereunder.

      SECTION 9.07. Waivers, Amendments. (a) No failure or delay of the Agent or any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent and the Banks hereunder are cumulative and not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement, the Notes, or the other Loan Documents or consent to any departure by the Company therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances. Each holder of any Note shall be bound by any amendment, modification, waiver, or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver, or consent.

      (b) Neither this Agreement nor any provision hereof may be waived, amended, or modified except pursuant to an agreement or agreements in writing entered into by the Company and the Required Banks; provided, however, that no such agreement shall (i) change the principal amount of, or extend or advance the maturity of or any date for the payment of any principal of or interest on, any Loan, or waive or excuse any such payment or any part thereof, or change the rate of interest on any Loan, or release the Guarantor from any liability under the Guaranty without the written consent of each Bank affected thereby or (ii) amend or modify the provisions of this Section 9.07, Section 2.05, Sections 2.07 through 2.11, Section 2.13, Section 2.14, Section 9.03, or the definition of the "Required Banks," without the written consent of each Bank; and provided further that no such agreement shall amend, modify, waive, or otherwise affect the rights or duties of the Agent hereunder without the written consent of the Agent. Each Bank and each holder of any Note shall be bound by any modification or amendment authorized by this Section 9.07 regardless of whether its Note shall be marked to make reference thereto, and any consent by any Bank or holder of a Note pursuant to this Section 9.07 shall bind any Person subsequently acquiring a Note from it, whether or not such Note shall be so marked.

      SECTION 9.08. Interest. Each provision in this Agreement and each other Loan Document is expressly limited so that in no event whatsoever shall the amount paid, or otherwise agreed to be paid, to the Agent or any Bank for the use, forbearance, or detention of the money to be loaned under this Agreement or any Loan Document or otherwise (including any sums paid as required by any covenant or obligation contained herein or in any other Loan Document which is for the use, forbearance, or detention of such money), exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate, and all amounts owed under this Agreement and each other Loan Document shall be held to be subject to reduction to the effect that such amounts so paid or agreed to be paid which are for the use, forbearance, or detention of money under this Agreement or such Loan Document shall in no event exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate. Anything in this Agreement or any Note or any other Loan Document to the contrary notwithstanding, the Company shall never be required to pay unearned interest on any Note and shall never be required to pay interest on such Note at a rate in excess of the Highest Lawful Rate, and if the effective rate of interest which would otherwise be payable under this Agreement, such Note and the other Loan Documents would exceed the Highest Lawful Rate, or if the holder of such Note shall receive any unearned interest or shall receive monies that are deemed to constitute interest which would increase the effective rate of interest payable by the Company under this Agreement and such Note to a rate in excess of the Highest Lawful Rate, then (a) the amount of interest which would otherwise be payable by the Company under this Agreement and such Note shall be reduced to the amount allowed under applicable law, and (b) any unearned interest paid by the Company or any interest paid by the Company in excess of the Highest Lawful Rate shall be credited on the principal of such Note (or, if the principal amount of such Note shall have been paid in full, refunded to the Company). It is further agreed that, without limitation of the foregoing, all calculations of the rate of interest contracted for, charged, or received by any Bank under the Notes held by it, or under this Agreement, are made for the purpose of determining whether such rate exceeds the Highest Lawful Rate applicable to such Bank (such Highest Lawful Rate being such Bank's "Maximum Permissible Rate"), and shall be made, to the extent permitted by usury laws applicable to such Bank (now or hereafter enacted), by amortizing, prorating, and spreading in equal parts during the period of the full stated term of the Loans evidenced by said Notes all interest at any time contracted for, charged, or received by such Bank in connection therewith. If at any time and from time to time (i) the amount of interest payable to any Bank on any date shall be computed at such Bank's Maximum Permissible Rate pursuant to this Section 9.08 and (ii) in respect of any subsequent interest computation period the amount of interest otherwise payable to such Bank would be less than the amount of interest payable to such Bank computed at such Bank's Maximum Permissible Rate, then the amount of interest payable to such Bank in respect of such subsequent interest computation period shall continue to be computed at such Bank's Maximum Permissible Rate until the total amount of interest payable to such Bank shall equal the total amount of interest which would have been payable to such Bank if the total amount of interest had been computed without giving effect to this Section 9.08.

      SECTION 9.09. Severability. In the event any one or more of the provisions contained in this Agreement, the Notes, or any other Loan Document should be held invalid, illegal, or unenforceable in any respect, the validity, legality, and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal, or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal, or unenforceable provisions.

     SECTION 9.10. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.11.

      SECTION 9.11. Binding Effect. This Agreement shall become effective on the Execution Date, and thereafter shall be binding upon and inure to the benefit of the Company, the Agent, and each Bank and their respective successors and assigns, except that the Company shall not have the right to assign its rights hereunder or any interest herein except as provided in Section 9.03(a).

      SECTION 9.12. FINAL AGREEMENT OF THE PARTIES. THIS WRITTEN AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULES HERETO), THE NOTES, THE AGENT'S LETTER AND THE FACILITY LETTER, AND THE OTHER LOAN DOCUMENTS CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations, or liabilities under or by reason of this Agreement.

      SECTION 9.13. WAIVER OF JURY TRIAL. THE COMPANY HEREBY WAIVES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR
AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR THEREWITH OR ARISING FROM OR RELATING TO ANY BANKING RELATIONSHIP EXISTING IN CONNECTION WITH THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT AND AGREES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

      IN WITNESS HEREOF, the Company, the Agent, and the Banks listed on the signature pages hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                    TRANS WORLD ELECTRONICS, INC.



                                    By:/s/ Dwain H. Hughes
                                    Name:  Dwain H. Hughes
                                    Title: Vice President and Treasurer



                                    TEXAS COMMERCE BANK
                                    NATIONAL ASSOCIATION, as Agent



                                    By:/s/ Buddy Wuthrich
                                    Name:  Buddy Wuthrich
                                    Title: Senior Vice President

                               BANKS

                               BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION


                               By:/s/ W. Thomas Barnett
                               Name:  W. Thomas Barnett
                               Title: Managing Director

                               Address:   333 Clay Street, Suite 4550
                                          Houston, Texas 77002

                               Telecopy:  (713) 651-4841

                               Eurodollar Lending Office
                               Bank of America National Trust and
                                 Savings Association
                               231 South LaSalle
                               Chicago, IL 60697

                               Commitment: $40,000,000.00



                               CITICORP USA, INC.


                               By:/s/ Allen Fisher
                               Name:  Allen Fisher
                               Title: Vice President

                               Address: 399 Park Avenue
                                        12th Floor, Zone 19
                                        New York, New York 10043

                               Telecopy No.:(212) 793-7585

                               Eurodollar Lending Office
                               Citicorp USA, Inc.
                               399 Park Avenue
                               12th Floor, Zone 19
                               New York, New York 10043

                               Commitment: $40,000,000.00

                               CREDIT LYONNAIS NEW YORK BRANCH


                               By:/s/ Jacques - Yves Mulliez
                               Name:  Jacques - Yves Mulliez
                               Title: Senior Vice President

                               Address: 1301 Avenue of the Americas
                                        New York, NY 10019

                               Telecopy No.: (212) 459-3187

                               Copy to: Credit Lyonnais New York Branch
                                        2200 Ross Avenue, Suite 4400W
                                        Dallas, Texas 75201


                               Eurodollar Lending Office
                               Credit Lyonnais New York Branch
                               1301 Avenue of the Americas
                               New York, NY 10019

                               Commitment:  $25,000,000.00




                               TEXAS COMMERCE BANK NATIONAL ASSOCIATION



                               By:/s/ Buddy Wuthrich
                               Name:  Buddy Wuthrich
                               Title: Senior Vice President

                               Address: 201 Main Street
                                        Fort Worth, Texas 76102

                               Telecopy: (817) 878-7591

                               Eurodollar Lending Office
                               Texas Commerce Bank National Association
                               201 Main Street
                               Fort Worth, Texas 76102

                               Commitment: $20,000,000.00

                                                                EXHIBIT 1.01-A

                         ADMINISTRATIVE QUESTIONNAIRE
                         Trans World Electronics, Inc.

 PLEASE FORWARD THIS COMPLETED
 FORM AS SOON AS POSSIBLE TO:
 Susan Cummins: FAX (713) 216-2339

                                        Agent:
                                        Texas Commerce Bank National Association
                                        1111 Fannin, 9th Floor MS 46
                                        Houston, Texas 77002

 Telex:                                 166-350 TCB HOU

 Syndications
 Telecopier:                            (713) 750-3810

 Syndications Contacts:                 Howard Schramm   (713) 216-5863
 Ann Baumgartner                        (713) 216-7582
 Susan Cummins                          (713) 216-4037

 Operations:                            Gale Manning     (713) 750-2784

 Letters of Credit:                     Gale Manning     (713) 750-2784

 Full Legal Name of your Institution:

 Hard-copy documents, notices, and periodic financial statements of the Borrower should be sent to the following account officer designated by your bank:

 Officer's Name:
 Title:
 Street Address
 (No P.O.  Boxes please):
 City, State, Zip
 Phone Number:
 Telecopy Number:

 PRIMARY CONTACT INFORMATION

We will send all telecopies regarding time-critical information (drawdowns, option changes, payments, etc.) to the Primary or Alternate Contact at the banking location you designate.

1. Your bank's primary contact for telecopies concerning borrowings, options on interest rates, etc:

                                     Primary              Alternate
Primary Name/            Primary     Telex                Telex
  Phone No.    DepartmentTelefax      No. &    Alternate   No. &
                           No.     Answerback   Telefax
                                                  No.    Answerback






                                     Primary              Alternate
   Primary               Primary     Telex                Telex
    Name/                Telefax      No. &    Alternate   No. &
  Phone No.   Department   No.     Answerback   Telefax
                                                  No.    Answerback



 If at any time any of the above information changes, please advise.


 Publicity:Under what name would you prefer your institution to appear in any future advertisements?

 Movement of Funds:        TO US:    Wire Fed Funds to:
                      Texas Commerce Bank National Association
                      ABA # 113000609
                      for account number #001-00924217
                      Attention: Loan Syndication Services/Gale Manning Reference:Trans World Electronics, Inc.



                      TO YOU:   Wire Fed Funds to:
                      NAME:
                      ABA #
                      For Credit To:
                      Attention:
                      Reference:


 Other:

                                                                    EXHIBIT 4M

                                   GUARANTY

           This GUARANTY (this "Guaranty"), dated as of July 15, 1997, is made by TANDY CORPORATION, a Delaware corporation (the "Guarantor"), in favor of TEXAS COMMERCE BANK NATIONAL ASSOCIATION, in its capacity as agent (in such capacity, the "Agent") for the benefit of the lenders (the "Lenders") party to the Credit Agreement (as defined below).

                       Preliminary Statement.

           The Lenders and the Agent have entered into a Credit Agreement dated this date (said Credit Agreement, as it may hereafter be amended or otherwise modified from time to time, the "Credit Agreement") with Trans World Electronics, Inc., a Texas corporation and a wholly owned subsidiary of the Guarantor (the "Company"), pursuant to which the Lenders have agreed, upon certain terms and conditions stated in the Credit Agreement, to make a loan to the Company. It is a condition to the effectiveness of the Credit Agreement for the making of such loan that the Guarantor execute and deliver this Guaranty guaranteeing the Company's repayment of such loan. The Guarantor has determined that it will receive a substantial benefit if the loan to be made under the Credit Agreement is made to the Company and has thus agreed to execute and deliver this Guaranty. All capitalized terms used herein and not otherwise defined in this Guaranty, shall have the meanings defined in the Credit Agreement.

           Therefore, in order to comply with the terms of the Credit Agreement, to induce the Lenders to make the Loan and extend credit to the Company and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Guarantor hereby agrees as follows:

           SECTION 1. Guaranty. (a) The Guarantor hereby absolutely, unconditionally and irrevocably, jointly and severally guarantees the punctual payment and performance when due, whether at stated maturity, by acceleration or otherwise, of all obligations and covenants of the Company now or hereafter existing under the Credit Agreement, the Notes, or the other Loan Documents, whether for principal, interest (including interest accruing or becoming owing both prior to and subsequent to the commencement of any proceeding against or with respect to the Company under any chapter of the Bankruptcy Code), fees, commissions, expenses (including reasonable counsel fees and expenses), and all reasonable costs and expenses, if any, incurred by the Agent or any Lender in connection with enforcing any rights under this Guaranty (collectively the "Obligations"). The obligations of the Guarantor to the Agent and each Lender under this Guaranty are hereinafter referred to as the "Guaranteed Obligations".

           (b) No payment made by the Company, the Guarantor or any other Person or received or collected by the Agent and/or the Lenders from the Company, the Guarantor or any other Person by virtue of any action or proceeding or any set-off or appropriation or application at any time resulting in reductions of or in payment of the Obligations shall be deemed to modify, reduce, release or otherwise affect the liability of the Guarantor under this Guaranty.
           (c) Interest shall be due and payable and the Guarantor agrees to pay interest to any Lender under this Guaranty from the date demand is made by the Agent or any Lender to the date of payment to the Agent or such Lender at a rate per annum equal to the lesser of (a) the Highest Lawful Rate and (b) the Prime Rate plus 3% per annum.

           (d)  This  Guaranty  is  an  absolute,  unconditional,   present  and
continuing guaranty of payment and not of collectibility and is in no way conditioned upon any attempt to collect from the Company or any other action, occurrence or circumstance whatsoever.

           SECTION 2. Continuing Guaranty. The Guarantor guarantees that the Guaranteed Obligations will be paid promptly upon demand by the Agent or any Lender strictly in accordance with the terms of this Guaranty. The Guarantor agrees that the Obligations and the Loan Documents may be extended or renewed, any Loan repaid in whole or in part, or any collateral for any Loan released, in each case without notice to or assent by the Guarantor, and that the Guarantor will remain bound upon this Guaranty notwithstanding any extension, renewal or other alteration of any Obligation or any Loan Documents or any repayment of any Loan or any release of any collateral. The obligations of the Guarantor under this Guaranty shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms hereof under any circumstances whatsoever, including:

           (a)  any    extension,    renewal,    modification,     settlement,
compromise, waiver or release in respect of any Obligation;

           (b) any extension, renewal, amendment, modification, rescission, waiver or release in respect of any Loan Document;

           (c) any release, exchange, substitution, non-perfection or invalidity of, or, failure to exercise rights or remedies with respect to, any direct or indirect security for any Obligation, including the release of the Company or any Person liable on the Obligations;

           (d) any  change  in the  existence,  structure  or  ownership  of the
Company  or  any  insolvency,   bankruptcy,   reorganization  or  other  similar
proceeding affecting the Company or its assets;

           (e) the existence of any claim, defense, set-off or other rights or remedies which the Guarantor at any time may have against the Company, or the Company may have at any time against the Agent or any Lender or any other Person, whether in connection with this Guaranty, the Loan Documents, the transactions contemplated thereby or any other transaction;

           (f) any invalidity or unenforceability for any reason of this Guaranty or the other Loan Documents, or any provision of law purporting to prohibit the payment or performance by the Company of the Obligations or the Loan Documents, or of any other obligation to any Lender;

           (g) any failure to give notice to the Guarantor (or any other Person) of the occurrence of an Event of Default; or

           (h) any other circumstances or happening whatsoever, whether or not similar to any of the foregoing.

           SECTION 3. Effect of Debtor Relief Laws. If after receipt of any payment of, or proceeds of any security applied (or intended to be applied) to the payment of all or any part of the Guaranteed Obligations, any Lender is for any reason compelled to surrender or voluntarily surrenders, such payment or proceeds to any person (a) because such payment or application of proceeds is or may be avoided, invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, fraudulent conveyance, fraudulent transfer, impermissible set-off or a diversion of trust funds, or (b) for any other reason, including (i) any judgment, decree or order of any court or administrative body having jurisdiction over such Lender or any of its properties, or (ii) any settlement or compromise of any such claim effected by such Lender with any such claimant (including the Company), then the Guaranteed Obligations or part thereof intended to be satisfied shall be reinstated and continue, and this Guaranty shall continue in full force as if such payment or proceeds have not been received, notwithstanding any revocation thereof or the cancellation of any Note or any other instrument evidencing any Obligation or otherwise; and the Guarantor shall be liable to pay such Lender, and hereby does indemnify such Lender and hold such Lender harmless for the amount of such payment or proceeds so surrendered and all expenses (including reasonable attorneys' fees, court costs and expenses attributable thereto) incurred by such Lender in the defense of any claim made against it that any payment or proceeds received by such Lender in respect of all or part of the Guaranteed Obligations must be surrendered. The provisions of this section shall survive the termination of this Guaranty, and any satisfaction and discharge of the Company by virtue of any payment, court order or any federal or state law. If an Event of Default shall at any time have occurred and be continuing and declaration of such Event of Default shall at such time be prevented by reason of the pendency against the Company of a case or proceeding under a bankruptcy or insolvency law, the Guarantor agrees that, for purposes of this Guaranty and its obligations hereunder, the Notes shall be deemed to have been declared in default with the same effect as if the Notes has been declared in default in accordance with the terms thereof, and the Guarantor shall forthwith pay the amounts specified by the Lenders to be paid thereunder, any interest thereon and any other amounts guaranteed hereunder without further notice or demand.

      SECTION 4. Subrogation. Notwithstanding any payment or payments made by the Guarantor hereunder, or any set-off or application by the Agent or any Lender of any security or of any credits or claims, the Guarantor will not assert or exercise any rights of the Agent or any Lender or of the Guarantor against the Company to recover the amount of any payment made by the Guarantor to the Agent or any Lender hereunder by way of any claim, remedy or subrogation, reimbursement, exoneration, contribution, indemnity, participation or otherwise arising by contract, by statute, under common law or otherwise, and the Guarantor shall not have any right of recourse to or any claim against assets or property of the Company, all of such rights being expressly waived by the Guarantor. If any amount shall nevertheless be paid to the Guarantor by the Company prior to payment in full of the Guaranteed Obligations, such amount shall be held in trust for the benefit of the Agent and the Lenders and shall forthwith be paid to the Agent to be credited and applied to the Guaranteed Obligations, whether matured or unmatured. The provisions of this paragraph shall survive the termination of this Guaranty, and any satisfaction and discharge of the Company by virtue of any payment, court order or any federal or state law.

           SECTION 5. Subordination. The Guarantor hereby subordinates all indebtedness owing to it from the Company to all indebtedness of the Company to the Lenders and agrees that upon the occurrence and continuance of an Event of Default, the Guarantor shall not accept any payment on the same until payment in full of the Obligations and shall in no circumstance whatsoever attempt to set-off or reduce any of the Guaranteed Obligations because of such indebtedness. If any amount shall nevertheless be paid to the Guarantor by the Company prior to payment in full of the Guaranteed Obligations, such amount shall be held in trust for the benefit of the Lenders and, on demand by the Lenders, shall forthwith be paid to the Lenders to be credited and applied to the Guaranteed Obligations, whether matured or unmatured.

           SECTION 6. Waiver. The Guarantor hereby waives promptness, diligence, notice of acceptance and any other notice with respect to any of the Guaranteed Obligations and this Guaranty and waives presentment, demand of payment, notice of intent to accelerate, notice of dishonor or nonpayment and any requirement that the Lenders, or any of them, institute suit, collection proceedings or take any other action to collect the Guaranteed Obligations, including any requirement that the Lenders, or any of them, protect, secure, perfect or insure any lien against any property subject thereto or exhaust any right or take any action against the Company or any other person or any collateral (it being the intention of the Lenders that this Guaranty is to be a guaranty of payment and not of collection). It shall not be necessary for any Lender, in order to enforce any payment by the Guarantor hereunder, to institute suit or exhaust its rights and remedies against the Company or any other person, including others liable to pay any Guaranteed Obligations, or to enforce its rights against any security ever given to secure payment thereof. The Guarantor hereby waives each and every right to which the Guarantor may be entitled by virtue of the suretyship laws of the State of Texas, including, without limitation, any and all rights he may have pursuant to Rule 31, Texas Rules of Civil Procedure,
Section 17.001 of the Texas Civil Practice and Remedies Code and Chapter 34 of the Texas Business and Commerce Code. The Guarantor hereby waives marshaling of assets and liabilities, notice by any Lender of any indebtedness or liability to which such Lender applies or may apply any amounts received by such Lender, and of the creation, advancement, increase, existence, extension, renewal, rearrangement and/or modification of the Guaranteed Obligations.

           SECTION 7. Full Force and Effect. This Guaranty is a continuing guaranty and shall remain in full force and effect until payment in full of the Guaranteed Obligations.

           SECTION 8. Representations and Warranties. The Guarantor hereby represents and warrants as follows:
           (a) that the Guarantor has full and complete access to the Credit Agreement, the Notes and the other Loan Documents and all other instruments and documents executed by the Company, or any other Person in connection therewith, has fully reviewed same and is fully aware of their contents.

           (b) that the Guarantor is a corporation duly organized, legally existing and in good standing under the laws of Delaware and is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the ownership of its properties or the conduct of its business requires such qualification.

           (c) that the Guaranty has been duly authorized, executed and delivered by the Guarantor and constitutes the valid and legally binding agreement of the Guarantor enforceable in accordance with its terms.

           (d) that no authorization, consent, approval, license or exception of or filing or registration with any court or government department, commission, board, bureau, agency or instrumentality, is necessary for the valid execution, delivery or performance by the Guarantor of this Guaranty.

           (e) that the Guarantor has (i) capital sufficient to carry on its business and transactions and is now solvent, (ii) assets, the fair market value of which exceeds its liabilities (including its liabilities hereunder) and (iii) sufficient cash flow to pay its existing debts as they mature.

           (f) there has been no material adverse change in the businesses, assets, operations, prospects, or condition, financial or otherwise, of the Guarantor since December 31, 1996.

           SECTION 9. Affirmative Covenants. The Guarantor covenants and agrees to promptly execute and deliver to the Agent and the Lenders upon reasonable notice and request all such other documents, agreements and instruments in compliance with or to accomplish the covenants and agreements of the Guarantor herein as the Agent or any Lender may reasonably request from time to time.

           SECTION   10.   Incorporation   by   Reference,   Republication   and
Ratification of Additional Representations, Warranties and Covenants. The Guarantor is party to that certain Revolving Credit Agreement (Facility A) dated as of May 27, 1994 with Texas Commerce Bank National Association as Agent for itself and the other banks listed therein, (said Revolving Credit Agreement (Facility A) as same has been amended and as same is further amended from time to time, the "Guarantor Credit Agreement"). Guarantor hereby incorporates by reference, republishes and ratifies all of the representations, warranties, negative covenants, affirmative covenants and agreements of Guarantor set forth in the Guarantor Credit Agreement in Article III "Representations and Warranties", Article V "Affirmative Covenants" and Article VI "Negative Covenants", as if same were fully set forth herein. Said provisions are incorporated by reference, mutatis mutandis, and shall be appropriately interpreted to apply to this Agreement, the Notes, the other Loan Documents and the transaction contemplated thereby. Guarantor confirms and agrees that it shall be fully bound by the provisions of such representations, warranties and covenants so incorporated, republished and ratified to the fullest extent as if said provisions were set forth completely in this Guaranty. Any modification, amendment or restatement of the Guarantor Credit Agreement in accordance with the procedures required therein which modifies the representations, warranties and covenants incorporated herein by this section of this Guaranty shall likewise modify the representations, warranties and covenants so incorporated herein; provided, however, if the Guarantor Credit Agreement is ever canceled or otherwise terminated, the representations, warranties, covenants and other agreements contained therein at the time of such termination or cancellation, as the case may be, shall, for the purposes of this Guaranty, survive and shall continue to be incorporated herein verbatim, and such representations, warranties and covenants shall continue to be binding upon the Guarantor..

           SECTION 11. Amendments. No amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom shall in any event be effective unless the same shall be in writing and signed by the Agent, the Lenders and the Guarantor, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

           SECTION 12. Addresses for Notices. All notices and other communications provided for hereunder shall be in writing (including telecopy communication) and mailed, telecopied, sent by overnight courier or delivered, if to the Guarantor, addressed to it at the address provided for it on the signature pages of this Guaranty, if to the Agent or any Lender, addressed to it at the address provided in Section 9.01 of the Credit Agreement, or at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this section. All such notices and other communications shall, when mailed, telecopied or delivered, be effective when mailed by certified mail, return receipt requested, to any party at its address specified herein, or telecopied to the number provided in this Guaranty or the Credit Agreement, as appropriate, or delivered personally to any party at its address specified in this Guaranty or in the Credit Agreement, as appropriate, respectively, addressed as aforesaid.

           SECTION 13. No Waiver, Remedies. No failure on the part of the Agent or any Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

           SECTION 14. Right of Set-off. Upon the occurrence and during the continuance of any Event of Default, each Lender and its Affiliates are hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliates to or for the credit or the account of the Guarantor against any and all of the obligations of the Guarantor now or hereafter existing under this Guaranty, irrespective of whether or not such Lender shall have made any demand under this Guaranty and although such obligations may be contingent and unmatured. Each Lender agrees promptly to notify the Guarantor after any such set-off and application, provided the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this section are in addition to other rights and remedies (including, without limitation, other rights of set-off or banker's lien) which any Lender may have.

           SECTION 15. Continuing Guaranty; Transfer of Notes. This Guaranty is a continuing guaranty and shall (a) remain in full force and effect until payment in full of the Guaranteed Obligations, (b) be binding upon the Guarantor, its successors, transferees and assigns, and (c) inure to the benefit of and be enforceable by each Lender and its successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), any Lender may assign or otherwise transfer all or a portion of its interests, rights and obligations under the Notes or the other Loan Documents to which it is a party as permitted under Section 10.10 of the Credit Agreement.

           SECTION 16. Separability. Should any clause, sentence, paragraph, subsection or section of this Guaranty be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Guaranty, and the parties hereto agree that the part or parts of this Guaranty so held to be invalid, unenforceable or void will be deemed to have been stricken herefrom by the parties hereto, and the remainder will have the same force and effectiveness as if such stricken part or parts had never been included herein.

           SECTION 17. Captions. The captions in this Guaranty have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this Guaranty.

           SECTION 18. Usury. Notwithstanding any other provisions herein contained, no provision of this Guaranty shall require or permit the collection from the Guarantor of interest in excess of the Highest Lawful Rate.

           SECTION 19. Survival. All warranties, representations and covenants made by the Guarantor herein or in any certificate or other instrument delivered by the Guarantor under this Guaranty shall be considered to have been relied upon by the Lenders and shall survive the execution and delivery of this Guaranty, regardless of any investigation made by or on behalf of any thereof. All statements in any such certificate or other instrument shall constitute warranties and representations by the Guarantor hereunder.

           SECTION 20. Indemnity. The Guarantor shall indemnify each Lender and its directors, officers, employees and agents from, and hold each of them harmless against, any and all losses, liabilities, claims or damages (including reasonable legal fees and expenses) to which any of them may become subject, insofar as such losses, liabilities, claims or damages arise out of or result from (i) this Guaranty or any of the other Loan Documents or (ii) any investigation, litigation or other proceeding (including any threatened investigation or proceeding) relating to the foregoing, and the Guarantor shall, upon receipt of written demand for payment setting forth in reasonable detail the basis for such payment, reimburse each Lender and its directors, officers, employees and agents, upon demand for any expenses (including legal fees) reasonably incurred in connection with any such investigation or proceeding, but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or wilful misconduct of the Person to be indemnified. IT IS THE EXPRESS INTENTION OF THE GUARANTOR THAT EACH PERSON TO BE INDEMNIFIED HEREUNDER SHALL BE INDEMNIFIED AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS OR DAMAGES AS LIMITED IN THE PRECEDING SENTENCE ARISING OUT OF OR RESULTING FROM THE ORDINARY, SOLE OR CONTRIBUTORY NEGLIGENCE OF SUCH PERSON. Without prejudice to the survival of any other obligations of the Guarantor hereunder and under the other Loan Documents, the obligations of the Guarantor under this section shall survive the termination of this Guaranty and the payment or assignment of the Notes.

           SECTION 21. GOVERNING LAW. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND THE LAWS OF THE UNITED STATES OF AMERICA.

           SECTION 22. SUBMISSION TO JURISDICTION. (a) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS GUARANTY AND THE OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE STATE OF TEXAS OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF TEXAS AND, BY EXECUTION AND DELIVERY OF THIS GUARANTY, THE GUARANTOR HEREBY IRREVOCABLY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF THE AFORESAID COURTS WITH RESPECT TO ANY SUCH ACTION OR PROCEEDING. NOTHING HEREIN SHALL AFFECT THE RIGHT OF ANY LENDER TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE GUARANTOR IN ANY OTHER JURISDICTION WITHIN THE UNITED STATES OF AMERICA.

      (b) THE GUARANTOR HEREBY IRREVOCABLY WAIVES ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY OF THE AFORESAID ACTIONS OR PROCEEDINGS ARISING OUT OF OR IN CONNECTION WITH THIS GUARANTY BROUGHT IN THE COURTS REFERRED TO IN CLAUSE (a) ABOVE AND HEREBY FURTHER IRREVOCABLY WAIVES AND AGREES NOT TO PLEAD OR CLAIM IN ANY SUCH COURT THAT ANY SUCH ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN ANY INCONVENIENT FORUM.

           SECTION 23. WAIVER OF JURY TRIAL. THE GUARANTOR HEREBY WAIVES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS GUARANTY OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH OR ARISING FROM OR RELATING TO ANY BANKING RELATIONSHIP EXISTING IN CONNECTION WITH THIS GUARANTY, AND AGREES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

           SECTION 24. FINAL AGREEMENT OF THE PARTIES. THIS GUARANTY, THE NOTES, THE CREDIT AGREEMENT AND THE OTHER LOAN DOCUMENTS CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

           IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be duly executed and delivered by their respective duly authorized officers to be effective as of the date first above written.


Address:                            TANDY CORPORATION


100 Throckmorton Street, Suite 1800       By:/s/ Dwain H. Hughes
Fort Worth, TX 76102                      Name:  Dwain H. Hughes
                                          Title: Senior Vice President and
                                                 Chief Financial Officer

                                                                   EXHIBIT 10Q

                              TANDY CORPORATION
                          1997 INCENTIVE STOCK PLAN
                             (includes Directors)
                          (as amended May 15, 1997)

      1.   Purpose.

      The purpose of this Plan is to strengthen Tandy Corporation (the "Company") by providing an incentive to its Eligible Employees (as hereinafter defined), and directors and thereby encouraging them to devote their abilities and industry to the success of the Company's business enterprise. It is intended that this purpose be achieved by extending to, Eligible Employees of the Company and its subsidiaries and to Eligible Directors an added long-term incentive for high levels of performance and unusual efforts through the grant of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Performance Units and Performance Shares (as each term is hereinafter defined).

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

      2.7 A "Change in Control" shall mean the occurrence during the term of the Plan and during the term of any Option issued under the Plan of:

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

                (b) The individuals who, as of March 1, 1997, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934
      Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

                (c)  Approval by stockholders of the Company of:

                  (i)     A   merger,    consolidation    or    reorganization
      involving the Company, unless

                     (A) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,
                     (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

                     (C) no Person other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof)
           maintained  by  the  Company,  the  Surviving  Corporation,   or  any
           Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

                     (D) a transaction described in clauses (A) through (C) shall herein be referred to as a "Non-Control Transaction";

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

      2.8  "Code" means the Internal Revenue Code of 1986, as amended.

      2.9 "Committee"  means a committee of the Board consisting of at least two
(2) members, all of who are Disinterested Directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

      2.10 "Company" means Tandy Corporation, a Delaware Corporation.

      2.11 "Director Option" means an Option granted pursuant to Section 5.
      2.12 "Disability" means a physical or mental infirmity which impairs the Optionee's ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days.

      2.13 "Disinterested Director" means a director of the Company who is both a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act, and a "Outside Director" within the meaning of Section 162(m) of the Code.

      2.14 "Division" means any of the operating units or divisions of the Company.

      2.15 "Eligible Employee" means any officer or other key employee or consultant or advisor of the Company or a Subsidiary designated by the Committee as eligible to receive Options or Awards subject to the conditions set forth herein.

      2.16 "Eligible Director" means a director of the Company who is not an employee at the time of grant of the Company or any Subsidiary.

      2.17 "Employee Option" means an Option granted pursuant to Section 6.

      2.18 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

      2.19 "Fair Market Value" on any date means the average of the high and low sales prices of the Shares on such date on the principal national securities exchange on which such Shares are listed or admitted to trading, or if such Shares are not so listed or admitted to trading, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Shares on such date, the Fair Market Value shall be the value established by the Board in good faith and, in the case of an Incentive Stock Option, in accordance with Section 422 of the Code.

      2.20 "Grantee" means a person to whom an Award has been granted under the Plan.

      2.21 "Incentive Stock Option" means an Option satisfying the requirements of Section 422 of the Code and designated by the Committee as an Incentive Stock Option.

      2.22 "93  ISP"  means  the  Tandy   Corporation   1993  Incentive  Stock
Plan.

      2.23 "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

      2.24 "Option" means a Employee Option, a Director Option, or either or both of them.

      2.25 "Optionee" means a person to whom an Option has been granted under the Plan.

      2.26 "Parent" means any corporation which is a parent corporation (within the meaning of Section 424(e) of the Code) with respect to the Company.

      2.27 "Performance Awards" means Performance Units, Performance Shares or either or both of them.

      2.28 "Performance Cycle" means the time period specified by the Committee at the time a Performance Award is granted during which the performance of the Company, a Subsidiary or a Division will be measured.

      2.29 "Performance Shares" means Shares issued or transferred to an Eligible Employee under Section 10.

      2.30 "Performance Unit" means Performance Units granted to an Eligible Employee under Section 10.

      2.31 "Plan or 97 ISP" means the Tandy  Corporation  1997 Incentive Stock
Plan.

      2.32 "Restricted Stock" means Shares issued or transferred to an Eligible Employee pursuant to Section 9.

      2.33 "Retirement" means termination of service as a Director under circumstances entitling the Director to a retirement benefit under the Company's Directors Special Compensation Plan.

      2.34 "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of the Shares as provided in Section 8.

      2.35 "Shares" means the common stock, par value $1.00 per share, of the Company.

      2.36 "Subsidiary" means any corporation which is a subsidiary corporation (within the meaning of Section 424(f) of the Code) with respect to the Company.

      2.37  "Successor  Corporation"  means  a  corporation,   or  a  parent  or
subsidiary thereof within the meaning of Section 424(a) of the Code, which issues or assumes a stock option in a transaction to which Section 424(a) of the Code applies.

      2.38 "Ten-Percent Stockholder" means an Eligible Employee, who, at the time an Incentive Stock Option is to be granted to him or her, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, or of a Parent or a Subsidiary.

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

           (c) grant, notwithstanding the provisions of Section 9.4 to the contrary, Shares to Eligible Employees, that are the subject of Options and Awards that in the aggregate do not exceed 250,000 upon such terms and conditions as may be determined by the Committee in its sole and absolute discretion.

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

      3.4 During any calendar year, (i) no Eligible Employee may be granted Options and Awards (other than Awards described in clause (ii) below) in the aggregate in respect of more than 250,000 Shares and (ii) the maximum dollar amount of cash or the Fair Market Value of Shares that any Eligible Employee may receive in any calendar year in respect of Performance Units denominated in dollars may not exceed $1,500,000.

      4.   Stock Subject to the Plan.

      4.1 The maximum number of Shares that may be made the subject of Options and Awards granted under the Plan is 2,750,000. Upon a Change in Capitalization the maximum number of Shares shall be adjusted in number and kind pursuant to
Section 12. The Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

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

      5.   Director Plans.

      5A.  Option Grants to Eligible Directors.

      5A.1 Annual Grant. Subject to the provisions of Section 5C. hereof, Director Options shall be granted to each Eligible Director on the first trading day of September of each year the Plan is in effect and Director options under the 93 ISP are no longer available for grant to such Directors or any one of them, as the case maybe. Each Director Option granted shall be in respect of 4,000 Shares. The purchase price of each Director Option shall be as provided in
Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options, and further such terms may not provide for a modification of a Director Option and the grant of new Director Option in substitution for them which results in a Purchase Price (as defined in Section 5A.3 hereof) that is lower than the Purchase Price of the originally issued Director Option until authorized by the shareholders of the Corporation.

      5A.2 One Time Grant. Subject to the Provisions of Section 5C. hereof, each newly appointed or elected Eligible Director who has not previously received a one-time grant under the 93 ISP or hereunder, shall be granted an option on the date the Eligible Director attends his or her first Company Board meeting. Each Director Option granted under this section shall be in respect of 5,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

      5A.3 Purchase Price. The purchase price for Shares under each Director Option shall be equal to 100% of the Fair Market Value of such Shares on the trading date immediately preceding the date of grant.

      5A.4 Vesting. Subject to Section 7.4, each Director Option shall become exercisable with respect to one third (1/3) of the Shares subject thereto effective as of each of the first, second and third annual anniversaries of the grant date; provided, however, that the Optionee continues to serve as a Director as of such dates. Notwithstanding the foregoing, if a Director's service terminates by reason of his death, Disability or Retirement, all Director Options then held by the Director shall be fully vested.

      5A.5 Duration. Each Director Option shall terminate on the date which is the tenth annual anniversary of the grant date, unless terminated earlier as follows:

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

           (b) If an Optionee's service as a Director terminates by reason of the Optionee's Retirement or by resignation or removal from the Board due to Disability, the Optionee may, for a period of three (3) years after such termination, exercise his or her Option to the extent, and only to the extent that such Option or portion thereof was vested and exercisable, as of the date the Optionee's service as a Director terminated, after which time the Option shall automatically terminate in full.

           (c) If an Optionee's service as a Director terminates for Cause, the Option granted to the Optionee hereunder shall immediately terminate in full and no rights thereunder may be exercised.

           (d) If an Optionee dies while a Director or within three (3) months after termination of service as a Director as described in clause (a) of this
Section 5A.5, or within three (3) years after termination of service as a Director as described in clause (b) of this Section 5A.5, the Option granted to the Optionee may be exercised at any time within 12 months after the Optionee's death by the person or persons to whom such rights under the Option shall pass by will, or by the laws of descent or distribution, after which time the Option shall terminate in full.

      5B.  Stock Purchase for Director Retainer Fees.

      5B.1 Election to Participate.

           (a) Initial Year Election. Each Eligible Director may participate in this Section 5B by filing an election to participate with the Company Secretary (the "Initial Year Election") at any time following his or her appointment or election. An Initial Year Election shall become effective with respect to the Eligible Director's retainer fees payable to him or her under the Eligible Director compensation plan in respect of each calendar month commencing with the first calendar month commencing after the receipt of the Initial Year Election by the Company Secretary and ending the subsequent May 31. An Eligible Director may, pursuant to an Initial Year Election, participate in this Section 5B only at either a 50% or 100% level and may not change his or her level of participation except as provided in Section 5B.1 (b) below.

           (b) Annual Election. Each Eligible Director may, prior to May 1 of any year, elect to participate (or cease to participate ) or change his or her level of participation in this Section 5B (an "Annual Election"). An Annual Election shall become effective with respect to the Eligible Director's retainer fees payable to him or her under the Eligible Director compensation plan in respect of the year commencing on June 1 next subsequent to the receipt of the Annual Election by the Company Secretary and shall continue for subsequent years unless changed pursuant to this Section 5B.1 (b). An Eligible Director may, pursuant to an Annual Election, participate in this Section 5B only at either a 50% or 100% level and may not change his or her level of participation except as provided in this Section 5B.1(b).

      5B.2 Payment in Stock.

           (a) For the period commencing on the effective date of a Eligible Director's Initial Year Election through the next subsequent May 31, (i) Shares will be issued to each Eligible Director participating at the 100% level having a Fair Market Value (as of the first trading day immediately preceding the date of issuance) equal to the Eligible Director's annual retainer divided by twelve
(12), then multiplied by the number of calendar months from the effective date of the Initial Year Election through the next subsequent May 31; and (ii) Shares will be issued to each Eligible Director participating at the 50% level according to the calculation in clause (i) of this Section 5B.2 (a) but reduced by one-half. Shares will be issued as of the effective date of the Initial Year Election.

           (b) For each year commencing on June 1 in respect of which an Eligible Director has elected to participate in this Section 5B pursuant to an Annual Election, (i) Shares will be issued to each Eligible Director participating at the 100% level having a Fair Market Value (as of the first trading day immediately preceding the date of issuance) equal to the Eligible Director's annual retainer; and (ii) Shares will be issued to each Eligible Director participating in this section 5B at the 50% level according to the calculation in clause (i) of this Section 5B.2(b) but reduced by one-half. Shares will be issued as of June 1.

           (c) The issuance of Shares to an Eligible director participating in this Section 5B shall represent payment in advance of, and shall be in lieu of, 50% or 100%, as applicable, of the Eligible Director's annual retainer for the period in respect of which the Initial Year Election or the Annual Election is in effect.

      5B.3 Distribution. Shares will be distributed to the Eligible Director as soon as practicable after issuance. No fractional Share will be issued to any Eligible Director. Any amount not used for the acquisition of a Share will be paid to the Eligible Director in cash.

      5C.  Director Option Grants under the 93 ISP and the Plan

      5C.1 No Duplication. Notwithstanding any provision in this Plan to the contrary, no Director Option shall be granted to any Eligible Director pursuant to Section 5A of this Plan on any day if such Director is granted an option pursuant to Section 5A of the 93 ISP on such day. In addition, no Shares shall be issued pursuant to Section 5B of this Plan in respect of an Eligible Director's retainer fees if Shares are or will be issued pursuant to Section 5B of the 93 ISP in respect of such retainer fees.

      6.   Option Grants for Eligible Employees.

      6.1 Authority of Committee.  Subject to the  provisions of the Plan and to
Section 4.1 above, the Committee shall have full and final authority to select those Eligible Employees who will receive Options (each an "Employee Option"), the terms and conditions of which shall be set forth in an Agreement; provided, however, that no person shall receive any Incentive Stock Options unless he or she is an employee of the Company, a Parent or a Subsidiary at the time the Incentive Stock Option is granted.

      6.2 Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Employee Option shall be determined by the Committee and set forth in the Agreement; provided, however, that the purchase price per Share under each Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share on the date the Incentive Stock Option is granted (110% in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and the purchase price per Share under each Nonqualified Stock Option shall not be less than the Fair Market Value of a Share on the date the Nonqualified Stock Option is granted.

      6.3 Maximum Duration. Employee Options granted hereunder shall be for such term as the Committee shall determine, provided that an Incentive Stock Option shall not be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder) and a Nonqualified Stock Option shall not be exercisable after the expiration of ten (10) years from the date it is granted. The Committee may, subsequent to the granting of any Employee Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

      6.4 Vesting. Subject to Section 7.4 hereof, each Employee Option shall become exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Agreement. To the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the Employee Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

      6.5 Modification or Substitution. The Committee may, in its discretion, modify outstanding Employee Options or accept the surrender of outstanding Employee Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, (i) no modification of an Employee Option shall adversely alter or impair any rights or obligations under the Employee Option without the Optionee's consent, and (ii) no modification or surrender of an outstanding option and the grant of new options in substitution for them which results in a purchase price (as defined in Section 6.2 hereof) that is lower than the purchase price of the originally issued Option shall be effective until authorized by the shareholders of the Corporation.

      7.   Terms and Conditions Applicable to All Options.

      7.1 Transferability. Unless otherwise provided by the Committee, no Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his or her guardian or legal representative. The terms of such Option shall be final, binding and conclusive upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

      7.2 Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any Shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise by any one or a combination of the following: (i) cash or
(ii) transferring Shares to the Company upon such terms and conditions as determined by the Committee. Notwithstanding the foregoing, the Committee shall have discretion to determine at the time of grant of each Employee Option or at any later date (up to and including the date of exercise) the form of payment acceptable in respect of the exercise of such Employee Option. The written notice pursuant to this Section 7.2 may also provide instructions from the Optionee to the Company that upon receipt of the purchase price in cash from the Optionee's broker or dealer, that has been approved by the Company, designated as such on the written notice, in payment for any Shares purchased pursuant to the exercise of an Option, the Company shall issue such Shares directly to the designated broker or dealer that has been approved by the Company. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. No fractional Shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

      7.3 Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee or his designated broker or dealer that has been approved by the Company and (iii) the Optionee's name or the name of his designated broker or dealer that has been approved by the Company shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

      7.4 Effect of Change in Control. Notwithstanding anything contained in the Plan to the contrary, unless an Agreement evidencing an Option provides otherwise, in the event of a Change in control the Option shall become immediately and fully exercisable. In addition, an Agreement evidencing an Option may provide that the Optionee will be permitted to surrender for cancellation within sixty (60) days after such Change in Control, the Option or portion of the Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any, of
(x) (A) in the case of a Nonqualified Stock Option, the greater of (1) the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered or (2) the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered or (B) in the case of an Incentive Stock Option, the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered, over (y) the aggregate purchase price for such Shares under the Option or portion thereof surrendered. In the event an Optionee's employment with, or service as a Director of, the Company terminates following a Change in Control, each Option held by the Optionee that was exercisable as of the date of termination of the Optionee's employment or service shall remain exercisable for a period ending not before the earlier of (A) the first annual anniversary of the termination of the Optionee's employment or service or (B) the expiration of the stated term of the Option.

      8. Stock Appreciation Rights. The Committee may, in its discretion, either alone or in connection with the grant of an Option, grant to Eligible Employees, Stock Appreciation Rights in accordance with the Plan and the terms and conditions of which shall be set forth in an Agreement. If granted in connection with an Option, a Stock Appreciation Right shall cover the same Shares covered by the Option (or such lesser number of Shares as the Committee may determine) and shall, except as provided in this Section 8, be subject to the same terms and conditions as the related Option.

      8.1 Time of Grant. A Stock Appreciation Right may be granted (i) at any time if unrelated to an Option, or (ii) if related to an Option, either at the time of grant, or at any time thereafter during the term of the Option.

      8.2  Stock Appreciation Right Related to an Option.

           (a) Exercise. Subject to Section 8.6, a Stock Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option Agreement.

           (b) Amount Payable. Upon the exercise of a Stock Appreciation Right related to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date preceding the date of exercise of such Stock Appreciation Right over the per Share purchase price under the related Option, by (B) the number of Shares as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

           (c) Treatment of Related Options and Stock Appreciation Rights Upon Exercise. Upon the exercise of a Stock Appreciation Right granted in connection with an Option, the Option shall be canceled to the extent of the number of Shares as to which the Stock Appreciation Right is exercised, and upon the exercise of an Option granted in connection with a Stock Appreciation Right or the surrender of such Option, the Stock Appreciation Right shall be canceled to the extent of the number of Shares as to which the Option is exercised or surrendered.

      8.3 Stock Appreciation Right Unrelated to an Option. The Committee may grant to Eligible Employees Stock Appreciation Rights unrelated to Options. Stock Appreciation Rights unrelated to Options shall contain such terms and conditions as to exercisability, vesting and duration as the Committee shall determine, but in no event shall they have a term of greater than ten (10) years. Upon exercise of a Stock Appreciation Right unrelated to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date preceding the date of exercise of such Stock Appreciation Right over the Fair Market Value of a Share on the date the Stock Appreciation Right was granted (the "Base Price") , by (B) the number of Shares as to which the Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

      8.4 Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person or by mail to the Corporate Secretary or the President of the Company at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Corporate Secretary or President of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Grantee.

      8.5 Form of  Payment.  Payment of the  amount  determined  under  Sections
8.2(b) or 8.3 may be made in the discretion of the Committee, solely in whole Shares in a number determined at their Fair Market Value on the date preceding the date of exercise of the Stock Appreciation Right, or solely in cash, or in a combination of cash and Shares. If the Committee decides to make full payment in Shares and the amount payable results in a fractional Share, payment for the fractional Share will be made in cash.

      8.6 Modification or Substitution. Subject to the terms of the Plan, the Committee may modify outstanding Awards of Stock Appreciation Rights or accept the surrender of outstanding Awards of Stock Appreciation Rights (to the extent not exercised) and grant new Awards in substitution for them. Notwithstanding the foregoing, (i) no modification of an Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent, and
(ii) no modification or surrender of an outstanding Award of Stock Appreciation Rights and the grant of new Awards in substitution for them, which results (in the case of Stock Appreciation Right related to Option) in a purchase price that is lower than the purchase price specified in the related Incentive Stock Option Agreement, and (in the case of Stock Appreciation Rights unrelated to Options) results in a lower Base Price of a Share than that which existed on the date the Stock Appreciation Right unrelated to Options was granted shall be effective until authorized by the shareholders of the Corporation.

      8.7 Effect of Change in Control. Notwithstanding anything contained in this Plan to the contrary, unless an Agreement evidencing a Stock Appreciation Right provides otherwise, in the event of a Change in Control, all Stock Appreciation Rights shall become immediately and fully exercisable. Notwithstanding Sections 8.3 and 8.5, an Agreement evidencing a Stock Appreciation Right may provide that upon the exercise of a Stock Appreciation Right unrelated to an Option or any portion thereof during the sixty (60) day period following a Change in Control, the amount payable shall be in cash and shall be an amount equal to the excess, if any, of (A) the greater of (x) the Fair Market Value, on the date preceding the date of exercise, of the Shares subject to Stock Appreciation Right or portion thereof exercised and (y) the Adjusted Fair Market Value, on the date preceding the date of exercise, of the Shares over (B) the aggregate Fair Market Value, on the date the Stock Appreciation Right was granted, of the Shares subject to the Stock Appreciation Right or portion thereof exercised. In the event a Grantee's employment with the Company terminates following a Change in Control, each Stock Appreciation Right held by the Grantee that was exercisable as of the date of termination of the Grantee's employment shall remain exercisable for a period ending not before the earlier of the first annual anniversary of (A) the termination of the Grantee's employment or (B) the expiration of the stated term of the Stock Appreciation Right.

      9.   Restricted Stock.

      9.1 Grant. The Committee may grant to Eligible Employees and Directors, Awards of Restricted Stock, and may issue Shares of Restricted Stock in payment in respect of vested Performance Units (as hereinafter provided in Section 10.2), which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may, in its discretion, determine in accordance with this Section 9, and such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the terms and provisions set forth below in this Section 9.

      9.2 Rights of Grantee. Shares of Restricted Stock granted pursuant to an Award hereunder may either be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted or credited in a separate book account in the Grantee's name maintained for that purpose provided that the Grantee has executed an Agreement evidencing the Award, and, in the discretion of the Committee, appropriate blank stock powers, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, and, in the discretion of the Committee, appropriate blank stock powers, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with a Restricted Stock Award shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. The Committee shall have the full and final authority to determine, upon delivery of the Shares to the escrow agent, or the establishment of a book account in the name of the Grantee, as the case may be, whether or not the Grantee shall have all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

      9.3 Transferability. Unless otherwise provided by the Committee, until any restrictions upon the Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in Section 9.4, such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee.

      9.4  Lapse of Restrictions.

           (a) Generally.During the period of three (3) years commencing on the date of grant of the Shares of Restricted Stock, or such longer period as may be set by the Committee, restrictions upon the shares shall not lapse. Within these limits the Committee may, in its sole discretion, provide for the lapse of such restrictions in installments and may also accelerate such restrictions (for any period not less that one (1) year) in whole or in part based upon performance factors as the Committee may determine, in its sole discretion.

           (b) Effect of Change in Control or a Sale or Disposition of a Subsidiary or Division. Notwithstanding anything contained in the plan, unless the Agreement evidencing the Award provides to the contrary, in the event of a Change in Control, all restrictions upon any Shares of Restricted Stock shall lapse immediately and all such Shares shall become fully vested in the Grantee. In the event of the sale or other disposition of substantially all of the stock or assets of a Subsidiary or a Division, the Committee shall have the discretion to determine whether all restrictions upon any Shares of Restricted Stock (held by a Grantee employed by such Division or Subsidiary) shall lapse immediately and that all such Shares shall become fully vested in the Grantee.

           (c) Employment, Disability, Retirement or Death. Restrictions upon Shares of Restricted Stock awarded hereunder shall lapse at such time or times and on such terms and conditions as the Committee may determine in connection with the initial employment, Disability, retirement, or death of the Grantee.

      9.5 Modification or Substitution. Subject to the terms of the Plan, the Committee may modify outstanding Awards of Restricted Stock or accept the surrender of outstanding Shares of Restricted Stock (to the extent the restrictions on such Shares have not yet lapsed) and grant new Awards in substitution for them. Notwithstanding the foregoing, no modification of an Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent.

      9.6 Treatment of Dividends. At the time the Award of Shares of Restricted Stock is granted, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on such Shares by the Company shall be (i) deferred until the lapsing of the restrictions imposed upon such Shares and (ii) held by the Company for the account of the Grantee until such time. In the event that dividends are to be deferred, the Committee shall determine whether such dividends are to be reinvested in shares of Stock (which shall be held as additional Shares of Restricted Stock) or held in cash. If deferred dividends are to be held in cash, there may be credited at the end of each year (or portion thereof) interest on the amount of the account at the beginning of the year at a rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends in respect of Shares of Restricted Stock (whether held in cash or as additional Shares of Restricted Stock), together with interest accrued thereon, if any, shall be made upon the lapsing of restrictions imposed on the Shares in respect of which deferred dividends were paid, and any dividends deferred (together with any interest accrued thereon) in respect of any Shares of Restricted Stock shall be forfeited upon the forfeiture of such Shares.

      9.7 Delivery of Shares. Upon the lapse of the restrictions on Shares of Restricted Stock, the Committee shall cause a stock certificate to be delivered to the Grantee with respect to such Shares, free of all restrictions hereunder.

      10.  Performance Awards.

      10.1 (a) Performance Objectives. Performance objectives for Performance Awards shall be expressed in terms of (i) earnings per Share, (ii) pre-tax profits, (iii) net earnings or net worth, (iv) return on equity or assets, (v) price of Shares, or (vi) any combination of the foregoing, for the Company, Subsidiary or Division thereof, as may be applicable. Performance objectives may be in respect of the performance of the Company and its Subsidiaries (which may be on a consolidated basis), a Subsidiary or a Division. Performance objectives may be absolute or relative and may be expressed in terms of a progression within a specified range. The performance objectives with respect to a Performance Cycle shall be established in writing by the Committee by the earlier of (i) the date on which a quarter of the Performance Cycle has elapsed or (ii) the date which is ninety (90) days after the commencement of the Performance Cycle, and in any event while the performance relating to the performance objectives remains substantially uncertain.

           (b) Determination of Performance. Prior to the vesting, payment, settlement or lapsing of any restrictions with respect to any Performance Award made to a Grantee who is subject to Section 162(m) of the Code, the Committee shall certify in writing that the applicable performance objectives have been satisfied.

      10.2 Performance Units. The Committee, in its discretion, may grant Awards of Performance Units to Eligible Employees, the terms and conditions of which shall be set forth in an Agreement between the Company and the Grantee. Performance Units may be denominated in Shares or a specified dollar amount and, contingent upon the attainment of specified performance objectives within the Performance Cycle, represent the right to receive payment as provided in Section 10.2(b) of (i) in the case of Share-denominated Performance Units, the Fair Market Value of a Share on the date the Performance Unit was granted, the date the Performance Unit became vested or any other date specified by the Committee,
(ii) in the case of dollar-denominated Performance Units, the specified dollar amount or (iii) a percentage (which may be more than 100%) of the amount described in clause (i) or (ii) depending on the level of performance objective attainment; provided, however, that the Committee may at the time a Performance Unit is granted, specify a maximum amount payable in respect of a vested Performance Unit. Each Agreement shall specify the number of the Performance Units to which it relates, the performance objectives which must be satisfied in order for the Performance Units to vest and the Performance Cycle within which such objectives must be satisfied.

           (a) Vesting and Forfeiture. Subject to Sections 10.1 (b) and 10.4, Grantee shall become vested with respect to the Performance Units to the extent that the performance objectives set forth in the Agreement are satisfied for the Performance Cycle.

           (b) Payment of Awards. Subject to Section 10.1 (b), payment to Grantees in respect of vested Performance Units shall be made within sixty (60) days after the last day of the Performance Cycle to which such Award relates unless the Agreement evidencing the Award provides for the deferral of payment, in which event the terms and conditions of the deferral shall be set forth in the Agreement. Subject to Section 10.4, such payments may be made entirely in Shares valued at their Fair Market Value as of the last day of the applicable Performance Cycle or such other date specified by the Committee, entirely in cash, or in such combination of Shares and cash as the Committee in its discretion, shall determine at any time prior to such payment; provided, however, that if the Committee in its discretion determines to make such payment entirely or partially in Shares of Restricted Stock, the Committee must determine the extent to which such payment will be in Shares of Restricted Stock and the terms of such Restricted Stock at the time the Award is granted.

      10.3 Performance Shares. The Committee, in its discretion, may grant Awards of Performance Shares to Eligible Employees, the terms and conditions of which shall be set forth in an Agreement between the Company and the Grantee. Each Agreement may require that an appropriate legend be placed on Share certificates. Awards of Performance Shares shall be subject to the following terms and provisions:

           (a) Rights of Grantee. The Committee shall provide at the time an Award of Performance Shares is made, either the time or times at which the actual Shares represented by such Award shall be issued in the name of the Grantee or whether a separate book account in the name of the Grantee should be maintained and credited with the Performance Shares represented by such Award; provided, however, that no Performance Shares shall be issued or credited to any such book account until the Grantee has executed an Agreement evidencing the Award, and, in the discretion of the Committee, the appropriate blank stock powers, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Performance Shares. If a Grantee shall fail to execute the Agreement evidencing an Award of Performance Shares, and, in the discretion of the Committee, the appropriate blank stock powers, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with an Award of Performance Shares shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. Except as restricted by the terms of the Agreement, upon delivery of the Shares to the escrow agent, or the establishment of a book account in the name of Grantee, as the case may be, the Grantee shall have, in the discretion of the Committee, all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

           (b) Transferability. Unless otherwise provided by the Committee until any restrictions upon the Performance Shares awarded to a Grantee shall have lapsed in the manner set forth in Sections 10.3(c) or 10.4, such Performance Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee. The Committee may also impose such other restrictions and conditions on the Performance Shares, if any, as it deems appropriate.

           (c) Lapse of Restrictions. Subject to Section 10.4, restrictions upon Performance Shares awarded hereunder shall lapse and such Performance Shares shall become vested at such time or times and on such terms, conditions and satisfaction of performance objectives as the Committee may, in its discretion, determine at the time an Award is granted.

           (d) Treatment of Dividends. At the time the Award of Performance Shares is granted, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on actual Shares represented by such Award which have been issued by the Company to the Grantee shall be (i) deferred until the lapsing of the restrictions imposed upon such Performance Shares and (ii) held by the Company for the account of the Grantee until such time. In the event that dividends are to be deferred, the Committee shall determine whether such dividends are to be reinvested in shares of Stock (which shall be held as additional Performance Shares) or held in cash. If deferred dividends are to be held in cash, there may be credited at the end of each year (or portion thereof) interest on the amount of the account at the beginning of the year at a rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends in respect of Performance Shares (whether held in cash or in additional Performance Shares), together with interest accrued thereon, if any, shall be made upon the lapsing of restrictions imposed on the Performance Shares in respect of which the deferred dividends were paid, and any dividends deferred (together with any interest accrued thereon) in respect of any Performance Shares shall be forfeited upon the forfeiture of such Performance Shares.

           (e) Delivery of Shares. Upon the lapse of the restrictions on Performance Shares awarded hereunder, the Committee shall cause a stock certificate to be delivered to the Grantee with respect to such Shares, free of all restrictions hereunder.

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

      10.5 Transferability. Unless otherwise provided by the Committee no Performance Awards shall be transferable by the Grantee otherwise than by will or the laws of descent and distribution.

      10.6 Modification or Substitution. Subject to the terms of the Plan, the Committee may modify outstanding Performance Awards or accept the surrender of outstanding Performance Awards and grant new Performance Awards in substitution for them. Notwithstanding the foregoing, (i) no modification of a Performance Award shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent, and (ii) no modification or surrender of an outstanding Performance Award and grant of new Performance Awards in substitution for them can have the effect of increasing the value to be granted to an Eligible Employee for comparable performance unless and until authorized by the shareholders of the Corporation.

      11. Effect of a Termination of Employment. The Agreement evidencing the grant of each Employee Option and each Award shall set forth the terms and conditions applicable to such Employee Option or Award upon a termination or change in the status of the employment of the Optionee or Grantee by the Company, a Subsidiary or a Division (including a termination or change by reason of the sale of a Subsidiary or a Division), as the Committee may, in its discretion, determine at the time the Employee Option or Award is granted or thereafter.

      12.  Adjustment Upon Changes in Capitalization.

           (a) In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the (i) maximum number and class of Shares or other stock or securities with respect to which Options or Awards may be granted under the Plan, (ii) the number and class of Shares or other stock or securities which are subject to Director Options issuable under Section 5; and (iii) the number and class of Shares or other stock or securities which are subject to outstanding Options or Awards granted under the Plan, and the purchase price therefor, if applicable; and (iv) the maximum number and class of Shares or other stock or securities with respect to which Options or Awards may be granted to any Eligible Employee.

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

      13. Effect of Certain Transactions. Subject to Sections 7.4, 8.7, 9.4(b) and 10.4, in the event of (i) the liquidation or dissolution of the Company or
(ii) a merger or consolidation of the Company (a "Transaction"), the Plan and the Options and Awards issued hereunder shall continue in effect in accordance with their respective terms and each Optionee and Grantee shall be entitled to receive in respect of each Share subject to any outstanding Options or Awards, as the case may be, upon exercise of any Option or payment or transfer in respect of any Award, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share.

      14. Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth annual anniversary of the date of its adoption by the Board and no Option or Award may be granted thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, modify or suspend the Plan; provided, however, that:

           (a) No such amendment, modification, suspension or termination shall impair or adversely alter any Options or Awards therefore granted under the Plan, except with the consent of the Optionee or Grantee, nor shall any amendment, modification, suspension or termination deprive any Optionee or Grantee of any Shares which he or she may have acquired through or as a result of the Plan;

           (b) To the extent necessary under applicable law, no amendment shall be effective unless approved by the stockholders of the Company in accordance with applicable law and regulations.

           (c) The provisions of Section 5 shall not be amended more often than once every six (6) months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules and regulations promulgated thereunder.

      15. Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangements or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

      16. Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:

                (i) give any person any right to be granted an Option or Award other than at the sole discretion of the Committee;

                (ii) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

                (iii)limit in any way the right of the Company or any Subsidiary to terminate the employment of any person at any time; or

                (iv) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person at any particular rate of compensation or for any particular period of time.

      17.  Regulations and Other Approvals; Governing Law.

      17.1 Except as to matters of federal law, this Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of Texas without giving effect to conflict of laws principles.

      17.2 The obligation of the Company to sell or deliver Shares with respect to Options and Awards granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

      17.3 The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and Section 162 (m) of the Code, and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such Rule and Section 162(m) of the Code shall be inoperative and shall not affect the validity of the Plan.

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

      18. Pooling Transactions. Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event of a Change in Control which is also intended to constitute a pooling transaction under the Code, the Committee shall take such actions, if any, as are specifically recommended by an independent accounting firm retained by the Company to the extent reasonable necessary in order to assure that the pooling transaction will qualify as such, including but not limited to (i) deferring the vesting, exercise, payment, settlement or lapsing of restrictions with respect to any Option or Award, (ii) providing that the payment or settlement in respect of any Option or Award be made in the form of cash, Shares or securities of a successor or acquirer of the Company, or a combination of the foregoing, and (iii) providing for the extension of the term of any Option or Award to the extent necessary to accommodate the foregoing, but not beyond the maximum term permitted for any Option or Award.

      19.  Miscellaneous.

      19.1 Multiple Agreements. The terms of each Option or Award may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee.

      19.2 Withholding of Taxes. (a) The Company shall have the right to deduct from any distribution of cash to any Director, Optionee or Grantee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to the receipt of any retainer fee, Option or Award. If a Director, Optionee or Grantee is to experience a taxable event in connection with the receipt of Shares pursuant to a payment in stock, Option exercise or payment of an Award (a
"Taxable Event"), the Director, Optionee or Grantee shall pay the Withholding Taxes to the Company prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay Withholding Taxes to the Company, the Director, Optionee or Grantee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee or Company Secretary, as applicable, to have withheld a portion of the Shares then issuable to him or her having an aggregate Fair Market Value, on the date preceding the date of such issuance, equal to the Withholding Taxes. The Committee may, by the adoption of rules or otherwise, (i) modify the provisions of this Section 19.2 (other than as regards Director Options) or impose such other restrictions or limitations on Tax Elections as may be necessary to ensure that the Tax Elections will be exempt transactions under Section 16(b) of the Exchange Act, and (ii) permit Tax Elections to be made at such other times and subject to such other conditions as the Committee determines will constitute exempt transactions under Section 16(b) of the Exchange Act.

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

      20. Effective Date. The effective date of the Plan shall be May 31, 1997, after the date of its adoption by the Board, and the approval by the affirmative vote of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with the applicable laws of the State of Delaware within 12 months of such adoption.

                                                                   EXHIBIT 10R

                             MANAGEMENT AGREEMENT

      This Management Agreement, dated as of July 17, 1997 (the "Agreement"), is entered into by and among Eureka Venture Partners, III, a Texas limited liability partnership ("Eureka"), EVP Colonial, Inc., a Delaware corporation ("Colonial"), Nathan Morton, an individual residing in Texas, Avery More, a individual residing in Texas, and Robert Boutin, a individual residing in Texas (Messrs. Morton, More and Boutin sometimes collectively referred to as the "Executives," and individually as the "Executive").

                                   RECITALS

      WHEREAS, Eureka and Colonial are parties to a Stock Purchase Agreement of even date herewith, (the "Stock Purchase Agreement") pursuant to which Eureka will purchase nineteen and nine tenths percent (19.9%) of the outstanding Common Stock of Colonial, par value $.01 per share (the "Common Stock") and a warrant to acquire an additional twenty and one tenth percent (20.1%) of the Common Stock;

      WHEREAS, the Stock Purchase Agreement provides that Eureka, as Purchaser, will manage and operate Colonial under the direction of Colonial's Board of Directors (the "Board"), and that Messrs. Morton, More and Boutin will participate in the management of Colonial;

      WHEREAS, Colonial wishes to appoint Eureka as manager of Colonial, and Messrs. Morton, More and Boutin as the Co-Chairman of the Board and CEO of Colonial, Vice Chairman of the Board, and Chief Financial Officer of Colonial, respectively and Eureka and Messrs. More, Boutin and Morton wish to accept such appointments.

      NOW THEREFORE, in consideration of the premises, obligations, and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and subject to and on the terms and conditions set forth herein, the parties hereto agree as follows:

      1.   Definitions.   The  following  capitalized  terms  shall  have  the
meanings specified herein. All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Stock Purchase Agreement.

           "Affiliate" - Any Person directly or indirectly controlling, controlled by or under common control with the Person in question; if the Person in question is a corporation, any executive officer or director of the Person in question or of any corporation directly or indirectly controlling the Person in question. As used in this definition of "Affiliate," the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

           "Agreement Period" - With respect to Eureka, the period of time during which Eureka is a holder of Common Stock; with respect to any Executive, the period of time during which the Executives are employed by Colonial or a successor in interest which, in the event of a Resulting
      Transaction, shall be for a minimum period of one year following the completion of a Resulting Transaction unless the employment of an Executive is earlier terminated by the Board, provided however that unless extended by the Board, the appointment and compensation provisions of Sections 2, 3, 4 and 4 of this Agreement shall not extend beyond June 30, 2000 with respect to Eureka or any Executive

           "Confidential Information" - any and all:

           (a) trade secrets concerning the business and affairs of Colonial, product specifications, data, know-how, formulae, compositions, processes, designs, sketches, photographs, graphs, drawings, samples, inventions and ideas, past, current and planned research and development, current and planned manufacturing or distribution methods and processes, customer lists, price lists, market studies, business plans, computer software and programs (including object code and source code), computer software and database technologies, systems, structures and architectures (and related formulae, compositions, processes, improvements, devices, know-how, inventions, discoveries, concepts, ideas, designs, methods and information), and any other information, however documented, that is a trade secret within the meaning of applicable state trade secret law; and

           (b) information concerning the business and affairs of Colonial (which includes historical financial statements, financial projections and budgets, historical and projected sales, capital spending budgets and plans, targeted markets, strategic plans, offers to and from potential buy-out candidates, information concerning merger and acquisition activity, information concerning a Resulting Transaction, information concerning financing obtained by Colonial, financing sources or attempts to obtain financing, the names and backgrounds of key personnel, personnel training and techniques and materials, however documented); and

           (c) notes, analyses, compilations, studies, summaries and other material prepared by or for Colonial containing or based, in whole or in part, on any information included in the foregoing.

           (d) None of the foregoing obligations and restrictions applies to any part of the Confidential Information that became generally available to the public other than as a result of a disclosure in breach of this Agreement. Notwithstanding any provision of this Agreement, Eureka or an Executive shall not be prevented from disclosing information which (i) becomes publicly known through no unauthorized act of Eureka, an Executive or their agents; or (ii) is independently developed without use of Confidential Information. In addition, Confidential Information may be disclosed to the extent, and only to the extent, required by applicable law, regulation, or judicial or regulatory process, provided the disclosing party (unless prohibited by law or regulations) promptly notifies the Board of Colonial of each such disclosure prior to it being made.

           "Executive Invention" - any idea, invention, technique, modification, process or improvement (whether patentable or not), any industrial design (whether registerable or not), and any work of authorship (whether or not copyright protection may be obtained for it) created, conceived or developed by an Executive, either solely or in conjunction with others, during the period in which he or she is employed by Colonial, or a period that includes a portion of the period in which he or she is employed by Colonial, that relates in any way to, or is useful in any manner in, the business then being conducted or proposed to be conducted by Colonial, and any such item created by Colonial, either solely or in conjunction with others, that is based upon or uses Confidential Information.

           "Person" - Any individual, corporation, association, partnership, limited liability company or partnership, joint venture, trust, estate or other entity or organization.

           "Post-Agreement Period" - The Post-Agreement Period as to each Executive shall be the period beginning on the date of the termination of the Agreement Period for Eureka or each Executive and ending on the seventh (7th) day following such termination unless, as to an Executive, Colonial has advised such Executive within such seven (7) day period that it elects to extend the Post-Agreement Period which Colonial may do for a period ending 6 months following the termination of the Agreement Period provided that such extension shall obligate Colonial to pay as consideration for such extension an amount equal to the annual salary provided for such Executive in this Agreement payable ratable over such 6 month period. As to Eureka, the Post-Agreement Period shall be six months for employees of Eureka other than Executives.

           "Agreement  Relating to  Delegation  of  Authority"  - The  Agreement
      Relating to Delegation of Authority, dated as of July __, 1997 by and between Eureka and Tandy Corporation
 .
      2. Appointment of Eureka. Eureka is hereby appointed by Colonial, and Eureka hereby accepts the appointment, as manager of Colonial to manage the day-to-day operations of Colonial.

      3 Appointment of Mr. Morton. Mr. Morton is hereby appointed by Colonial, and Mr. Morton hereby accepts the appointment, to the office of Co-Chairman of the Board and CEO of Colonial. Mr. Morton will undertake and assume the responsibilities which would ordinarily or customarily be associated with such a position with a comparable employer and will use his best efforts in performing, for and on behalf of and at the sole cost and expense of Colonial, any and all such responsibilities and such additional and related responsibilities as may be from time to time reasonably designated by the Board. Mr. Morton shall receive an initial annual salary of $400,000, payable bi-weekly at the rate of $15,384.61, as reviewed and adjusted upward from time to time by the compensation committee of the Board (the "Compensation Committee"). Mr. Morton shall also receive such bonuses and other employee benefits as the Compensation Committee, in its sole discretion, shall determine. Mr. Morton shall devote all of his business time and attention to his duties as Co-Chairman of the Board and CEO of Colonial, provided that Mr. Morton may spend time managing his personal investments provided that such activities do not interfere with his obligations to Colonial hereunder.

      Mr. Morton shall serve as Co-Chairman of the Board and CEO until such time as he resigns, retires, dies, becomes disabled or is removed by the Board or, with respect to his service as a director of Colonial, is replaced by the shareholders. If Mr. Morton or any successor officer resigns, retires, is removed, dies or becomes disabled, his or her successor shall be appointed by the Board.

      4. Appointment of Mr. Boutin. Mr. Boutin is hereby appointed by Colonial, and Mr. Boutin hereby accepts the appointment, to the office of Chief Financial Officer of Colonial. Mr. Boutin will undertake and assume the responsibilities which would ordinarily or customarily be associated with such a position with a comparable employer and will use his best efforts in performing, for and on behalf of and at the sole cost and expense of Colonial, any and all such responsibilities and such additional and related responsibilities as may be from time to time reasonably designated by the Board. Mr. Boutin shall receive an initial annual salary of $200,000, payable bi-weekly at the rate of $7,692.31, as reviewed and adjusted upward from time to time by the Compensation Committee of the Board (the "Compensation Committee"). Mr. Boutin shall also receive such other employee benefits as the Compensation Committee, in its sole discretion, shall determine. Mr. Boutin shall devote all of his business time and attention to his duties as Chief Financial Officer of Colonial, provided that Mr. Boutin may spend time managing his personal investments provided that such activities do not interfere with his obligations to Colonial hereunder.

      Mr. Boutin shall serve as Chief Financial Officer until such time as he resigns, retires, dies, becomes disabled or is removed by the Board or, with respect to his service as a director of Colonial, is replaced by the shareholders. If Mr. Boutin or any successor officer resigns, retires, is removed, dies or becomes disabled, his or her successor shall be appointed by the Board.

      5. Appointment of Mr. More. Mr. More is hereby appointed by Colonial, and Mr. More hereby accepts the appointment, to the office of Vice Chairman of the Board of Colonial. Mr. More will undertake and assume the responsibilities which would ordinarily or customarily be associated with such a position with a comparable employer and will use his best efforts in performing, for and on behalf of and at the sole cost and expense of Colonial, any and all such responsibilities and such additional and related responsibilities as may be from time to time reasonably designated by the Board. Mr. More shall receive an initial annual salary of $300,000, payable bi-weekly at the rate of $11,538.46, as reviewed and adjusted upward from time to time by the Compensation Committee of the Board (the "Compensation Committee"). Mr. More shall also receive such bonuses and other employee benefits as the Compensation Committee, in its sole discretion, shall determine. Mr. More shall devote three-quarters of all of his business time and attention to his duties as Co-Chairman of the Board of Colonial, provided that Mr. More may spend time managing his personal investments provided that such activities do not interfere with his obligations to Colonial hereunder.

      Mr. More shall serve as Vice Chairman of the Board until such time as he resigns, retires, dies, becomes disabled or is removed by the Board, or, with respect to his service as a director of Colonial, is replaced by the shareholders. If Mr. More or any successor officer resigns, retires, is removed, dies or becomes disabled, his or her successor shall be appointed by the Board.

      6.   Covenants of Eureka.

           a. Management. Eureka will manage Colonial in accordance with the best interests of the shareholders, the EBITDA Plan and otherwise in its discretion, subject to the review of the Board. Eureka may not take any actions requiring Board approval, as set forth in the Agreement Relating to Delegation of Authority of even date herewith. In the event Eureka exercises its Put under the Stock Purchase Agreement or Tandy Corporation as a party to the Stock Purchase Agreement exercises its right to reacquire the Common Stock of Colonial held by Eureka, Eureka shall resign its appointment as manager of Colonial. In the event any of the Executives resigns, retires, dies, becomes disabled or is removed by the Board, Eureka shall undertake to locate a suitable replacement for any such Executive for election by the Board.

           b.   Confidentiality.

                (i) During and following the Agreement Period, Eureka and its officers, employees and Affiliates performing this Agreement or providing services hereunder will hold in confidence the Confidential Information and will not disclose it to any person except with the specific prior written consent of the Board.

                (ii) Any trade secrets of Colonial will be entitled to all of the protections and benefits under applicable state trade secret law and any other applicable law. If any information that the Board deems to be a trade secret is found by a court of competent jurisdiction not to be a trade secret for purposes of this Agreement, such information will, nevertheless, be considered Confidential Information for purposes of this Agreement. Eureka waives any requirement that the Board submit proof of the economic value of any trade secret or post a bond or other security.

                (iii)None of the foregoing obligations and restrictions applies to any part of the Confidential Information that was or became generally available to the public other than as a result of a disclosure in breach of this Agreement. Notwithstanding any provision of this agreement, Eureka shall not be prevented from disclosing information which (i) becomes publicly known through no unauthorized act of Eureka or its agents; or (ii) is independently developed without use of Confidential Information. In addition, Confidential Information may be disclosed to the extent, and only to the extent, required by applicable law, regulation, or judicial or regulatory process, provided the disclosing party (unless prohibited by law or regulations) promptly notifies Colonial of each such disclosure prior to it being made.

                (iv) Eureka will not remove from Colonial's premises (except to the extent such removal is for purposes of the performance of its duties, or except as otherwise specifically authorized by the Board) any document, record, notebook, plan, model, component, device or computer software or code, whether embodied in a disk or in any other form (collectively, the "Proprietary Items"). Eureka recognizes that, as between itself and Colonial, all of the Proprietary Items, whether or not developed by Eureka, are the exclusive property of Colonial. Upon the termination of this Agreement or upon the request of the Board, Eureka will return to Colonial all of the Proprietary Items in Eureka's possession or subject to its control, and Eureka shall not retain any copies, abstracts, sketches or other physical embodiment of any of the Proprietary Items.

           c. Disputes or Controversies. Eureka recognizes that should a dispute or controversy arising from or relating to this Agreement be submitted for adjudication to any court, arbitration panel or other third party, the preservation of the secrecy of Confidential Information may be jeopardized. All pleadings, documents, testimony and records relating to any such adjudication will be maintained in secrecy and will be available for inspection by the relevant parties and their respective attorneys and experts, who will agree, in advance and in writing, to receive and maintain all such information in secrecy, except as may be limited by them in writing.

           d.   Non-Compete.   Eureka   and  its   officers,   employees   and
Affiliates performing services to Colonial under this Agreement, will not, directly or indirectly:

                (i) during the Agreement Period, except in connection with its responsibilities hereunder, and during the Post-Agreement Period, engage in, manage, operate, control or participate in the management, operation, or control of, be employed by, associated with, or in any manner connected with, lend its or any Affiliate's name or any similar name to, lend its or any Affiliate's credit to or render services or advice to, any business whose products or activities compete in whole or in part with the products, services or activities of Colonial anywhere within the United States or any foreign jurisdiction except that Eureka's owners may continue to engage in the following existing businesses described for each Executive below, provided that such activities do not interfere with Eureka's management obligations under this Agreement (the "Existing Businesses"):

                     (x) PC Service Source, Inc. and its subsidiaries engaged in activities relating to the sale and distribution of spare and replacement parts for the repair and service of personal computers and peripherals; and

                     (y)  TeKnowlogy,  Inc.  and its  subsidiaries  engaged in
computer  network  application   training  through  its  TeKnowlogy  Education
Centers;

provided, further however, that Eureka or any Affiliate thereof may purchase or otherwise acquire up to (but not more than) five (5) percent of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act, as amended;

                (ii) whether for Eureka's own account or the account of any other Person, at any time during the Agreement Period and the Post-Agreement Period, solicit business of the same or similar type being carried on by Colonial, from any Person known by Eureka to be a customer of Colonial;

                (iii)whether for Eureka's own account or the account of any other Person (A) at any time during the Agreement Period and the Post-Agreement Period, solicit, employ or otherwise engage as an employee or otherwise, any person who is or was an employee of Colonial at any time during the Agreement Period or in any manner induce or attempt to induce any such person to terminate his or her association with Colonial; or (B) at any time during the Agreement Period and the Post-Agreement Period, interfere with Colonial's relationship with any person, including any person who at any time during the Agreement Period was an employee, contractor, supplier or customer of Colonial; or

                (iv) at any time during or after the Agreement Period, disparage Colonial or any of its stockholders, directors, officers, employees or agents.

                (v) if Eureka and its officers, employees and Affiliates performing this Agreement or providing services hereunder becomes aware of an opportunity to have any direct or indirect ownership interest in any person or entity that is engaged in, or proposes to engage in, or an opportunity to participate in any other manner, in any business which is arguably within the scope of both (i) the businesses in which Colonial engages or proposes to engage and (ii) the businesses in which any of the Existing Businesses engages or proposes to engage (the "Business Opportunity"), Eureka must fully disclose the terms of such Business Opportunity to the Board and offer Colonial a right of first offer to pursue such Business Opportunity itself or through any one or more of its subsidiaries. The decision to pursue a Business Opportunity shall be made by approval of a majority of the Board. Any such disclosure by Eureka shall be accompanied by all information in the possession of Eureka reasonably necessary to enable the Board to make an informed decision as to whether to pursue such Business Opportunity, and shall not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading. It is understood and agreed that a decision by the Board not to pursue any such Business Opportunity after having received information complying with this Section 6(d) shall apply to all present and future products or services within such Business Opportunity, and that the provisions of this Section 6(d) shall not require Eureka, from and after such time as the Board has elected not to pursue a proposed Business Opportunity, to present any additional products or services within such Business Opportunity to the Board for potential pursuit by Colonial and/or its subsidiaries.

If any covenant of this Section 6(d) is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Eureka or any Affiliate thereof.

The period of time applicable to any covenant in this Section 6(d) will be extended by the duration of any violation by Eureka of such covenant.

           e.   Accounting.    During  the  Agreement  Period,  Eureka and its
officers,   employees  and  affiliates  performing  under  this  Agreement  or providing services hereunder:
                (i) will keep and maintain the books and records of Colonial in accordance with generally accepted accounting principles consistent with past practices of Tandy Corporation ("Tandy");

                (ii) will provide full and fair disclosure of all corporate transactions of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy;

                (iii)will upon reasonable request provide access to the books and records of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy for the purpose of examination and audit; and

                (iv) will permit the independent certified public accountant of Colonial and the internal audit staff of Tandy to observe all physical inventories conducted of the assets of Colonial.

      7.   Covenants of Mr. Morton.

           a. Management. In performing his duties as Co-Chairman of the Board and CEO, Mr. Morton will act in accordance with the best interests of the shareholders and the EBITDA Plan. In the event Eureka exercises its right to put the Common Stock of Colonial under the Stock Purchase Agreement or Tandy exercises its right to reacquire the Common Stock of Colonial held by Eureka, Mr. Morton will immediately tender his resignation as a director and as an officer of Colonial effective at the time of the consummation of such purchase or sale.

           b.   Confidentiality.

                (i) During and following the Agreement Period, Mr. Morton will hold in confidence the Confidential Information and will not disclose it to any person except with the specific prior written consent of the Board.

                (ii) Any trade secrets of Colonial will be entitled to all of the protections and benefits under applicable state trade secret law and any other applicable law. If any information that the Board deems to be a trade secret is found by a court of competent jurisdiction not to be a trade secret for purposes of this Agreement, such information will, nevertheless, be considered Confidential Information for purposes of this Agreement. Mr. Morton waives any requirement that the Board submit proof of the economic value of any trade secret or post a bond or other security.

                (iii)None of the foregoing obligations and restrictions applies to any part of the Confidential Information that was or became generally available to the public other than as a result of a disclosure in breach of this Agreement. Notwithstanding any provision of this agreement, Mr. Morton shall not be prevented from disclosing information which (i) becomes publicly known through no unauthorized act of the Executive, Eureka, or its agents; or (ii) independently developed without use of Confidential Information. In addition, confidential information may be disclosed to the extent, and only to the extent, required by applicable law, regulation, or judicial or regulatory process, provided the disclosing party (unless prohibited by law or regulations) promptly notifies Colonial of each such disclosure prior to it being made.

                (iv) Mr. Morton will not remove from Colonial's premises (except to the extent such removal is for purposes of the performance of his duties at home or while traveling, or except as otherwise specifically authorized by the Board) any Proprietary Items. Mr. Morton recognizes that, as between himself and Colonial, all of the Proprietary Items, whether or not developed by him, are the exclusive property of Colonial. Upon the termination of this Agreement or upon the request of the Board, Mr. Morton will return to Colonial all of the Proprietary Items in his possession or subject to its control, and he shall not retain any copies, abstracts, sketches or other physical embodiment of any of the Proprietary Items.

           c. Disputes or Controversies. Mr. Morton recognizes that should a dispute or controversy arising from or relating to this Agreement be submitted for adjudication to any court, arbitration panel or other third party, the preservation of the secrecy of Confidential Information may be jeopardized. All pleadings, documents, testimony and records relating to any such adjudication will be maintained in secrecy and will be available for inspection by the relevant parties and their respective attorneys and experts, who will agree, in advance and in writing, to receive and maintain all such information in secrecy, except as may be limited by them in writing.

           d.   Non-Compete.  Mr. Morton will not, directly or indirectly:

                (i) during the Agreement Period, except in connection with his responsibilities hereunder, and during the Post-Agreement Period, engage in, manage, operate, control or participate in the management, operation or control of, be employed by, associated with, or in any manner connected with, lend his or any Affiliate's name or any similar name to, lend his or any Affiliate's credit to or render services or advice to, any business whose products or activities compete in whole or in part with the products or activities of Colonial, or the proposed products and activities of Colonial, anywhere within the United States or any foreign jurisdiction, except that Mr. Morton may continue to engage in the following existing businesses:

                     (x) Communication Expo as a director and chairman for a reasonably necessary period (not to exceed 9 months) from the date of this Agreement; and

                     (y) Service as a board member and in an advisory capacity to corporations and other business with which Mr. Morton is presently involved provided that such activities do not interfere with Mr. Morton's obligations to Colonial hereunder;

provided further, however, notwithstanding Section 7(d)(v) hereof, that Mr. Morton or any Affiliate may purchase or otherwise acquire up to (but not more than) five (5) percent of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act, as amended;

                (ii) whether for Mr. Morton's own account or the account of any other Person, at any time during the Agreement Period and the Post-Agreement Period, solicit business of the same or similar type being carried on by Colonial, from any Person known by him to be a customer of Colonial, whether or not he had personal contact with such Person during and by reason of his position with Colonial;

                (iii)whether for Mr. Morton's own account or the account of any other Person (A) at any time during the Agreement Period and the Post-Agreement Period, solicit, employ or otherwise engage as an employee or otherwise, any person who is or was an employee of Colonial at any time during the Agreement Period or in any manner induce or attempt to induce any such person to terminate his or her association with Colonial; or (B) at any time during the Agreement Period and the Post-Agreement Period, interfere with Colonial's relationship with any person, including any person who at any time during the Agreement Period was an employee, contractor, supplier or customer of Colonial; or

                (iv) at any time during or after the Agreement Period, disparage Colonial or any of its stockholders, directors, officers, employees or agents.

                (v) if Mr. Morton becomes aware of a Business Opportunity, he must fully disclose the terms of such Business Opportunity to the Board and offer Colonial a right of first offer to pursue such Business Opportunity itself or through any one or more of its subsidiaries. The decision to pursue a Business Opportunity shall be made by approval of a majority of the Board (and Mr. Morton will abstain from voting on the Business Opportunity as a member of the Board). Any such disclosure by Mr. Morton shall be accompanied by all information in his possession reasonably necessary to enable the Board to make an informed decision as to whether to pursue such Business Opportunity, and shall not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading. It is understood and agreed that a decision by the Board not to pursue any such Business Opportunity after having received information complying with this
Section 7(d) shall apply to all present and future products or services within such Business Opportunity, and that the provisions of this Section 7(d) shall not require Mr. Morton, from and after such time as the Board has elected not to pursue a proposed Business Opportunity, to present any additional products or services within such Business Opportunity to the Board for potential pursuit by Colonial and/or its subsidiaries.

If any covenant of this Section 7(d) is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Mr. Morton or any Affiliate.

The period of time applicable to any covenant in this Section 7(d) will be extended by the duration of any violation by Mr. Morton of such covenant

           e. Executive Inventions. Each Executive Invention will belong exclusively to Colonial. Mr. Morton acknowledges that all Executive
Inventions are works made for hire and the property of Colonial, including any copyrights, patents or other intellectual property rights pertaining thereto. If it is determined that any such works are not works made for hire Mr. Morton hereby assigns to Colonial all of his right, title and interest, including all rights of copyright, patent and other intellectual property rights, to or in such Executive Inventions. Mr. Morton will promptly:

                (i)  disclose   to  the  Board  in   writing   any   Executive
Invention;

                (ii) assign to Colonial or to a party designated by the Board, at the Board's request and without additional compensation, all of his right to the Executive Invention for the United States and all foreign jurisdictions;

                (iii)execute and deliver to the Board such applications, assignments and other documents as the Board may request in order to apply for and obtain patents or other registrations with respect to any Executive Invention in the United States and any foreign jurisdictions;

                (iv) sign all other papers necessary to carry out the above obligations; and

                (v) give testimony and render any other assistance but without expense to himself in support of Colonial's rights to any Executive Invention.

           f.   Accounting.    During the Agreement Period, Mr. Morton:

                (i) will keep and maintain the books and records of Colonial in accordance with generally accepted accounting principles consistent with past practices of Tandy;

                (ii) will provide full and fair disclosure of all corporate transactions of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy;

                (iii)will upon reasonable request provide access to the books and records of Colonial to the independent certified public accountant of Colonial for the purpose of examination and audit; and

                (iv) will permit the independent certified public accountant of Colonial and the internal audit staff of Tandy to observe all physical inventories conducted of the assets of Colonial.

      8.   Covenants of Mr. Boutin.

           a. Management. In performing his duties as Chief Financial Officer, Mr. Boutin will act in accordance with the best interests of the shareholders and the EBITDA Plan. In the event Eureka exercises its right to put the Common Stock of Colonial under the Stock Purchase Agreement or Tandy exercises its right to reacquire the Common Stock of Colonial held by Eureka, Mr. Boutin will immediately tender his resignation as a director and as an officer of Colonial effective upon consummation of such purchase or sale.

           b.   Confidentiality.

                (i) During and following the Agreement Period, Mr. Boutin will hold in confidence the Confidential Information and will not disclose it to any person except with the specific prior written consent of the Board.

                (ii) Any trade secrets of Colonial will be entitled to all of the protections and benefits under applicable state trade secret law and any other applicable law. If any information that the Board deems to be a trade secret is found by a court of competent jurisdiction not to be a trade secret for purposes of this Agreement, such information will, nevertheless, be considered Confidential Information for purposes of this Agreement. Mr. Boutin waives any requirement that the Board submit proof of the economic value of any trade secret or post a bond or other security.

                (iii)None of the foregoing obligations and restrictions applies to any part of the Confidential Information that was or became generally available to the public other than as a result of a disclosure in breach of this Agreement. Notwithstanding any provision of this Agreement, Mr. Boutin shall not be prevented from disclosing information which (i) becomes publicly known through no unauthorized act of the Executive, Eureka, or its agents; or (ii) is independently developed without use of Confidential Information. In addition, confidential information may be disclosed to the extent, and only to the extent, required by applicable law, regulation, or judicial or regulatory process, provided the disclosing party (unless prohibited by law or regulations) promptly notifies Colonial of each such disclosure prior to it being made.

                (iv) Mr. Boutin will not remove from Colonial's premises (except to the extent such removal is for purposes of the performance of his duties at home or while traveling, or except as otherwise specifically authorized by the Board) any Proprietary Items. Mr. Boutin recognizes that, as between himself and Colonial, all of the Proprietary Items, whether or not developed by him, are the exclusive property of Colonial. Upon the termination of this Agreement or upon the request of the Board, Mr. Boutin will return to Colonial all of the Proprietary Items in his possession or subject to his control, and he shall not retain any copies, abstracts, sketches or other physical embodiment of any of the Proprietary Items.

           c. Disputes or Controversies. Mr. Boutin recognizes that should a dispute or controversy arising from or relating to this Agreement be submitted for adjudication to any court, arbitration panel or other third party, the preservation of the secrecy of Confidential Information may be jeopardized. All pleadings, documents, testimony and records relating to any such adjudication will be maintained in secrecy and will be available for inspection by the relevant parties and their respective attorneys and experts, who will agree, in advance and in writing, to receive and maintain all such information in secrecy, except as may be limited by them in writing.

           d.   Non-Compete.  Mr. Boutin will not, directly or indirectly:

                (i) during the Agreement Period, except in connection with his responsibilities hereunder, and during the Post-Agreement Period, engage in, manage, operate, control or participate in the management, operation or control of, be employed by, associated with, or in any manner connected with, lend his or any Affiliate's name or any similar name to, lend his or any Affiliate's credit to or render services or advice to, any business whose products or activities compete in whole or in part with the products or activities of Colonial, or the proposed products and activities of Colonial, anywhere within the United States or any foreign jurisdiction, except that Mr. Boutin may continue to engage in the following existing businesses:

                     (x) Mr. Boutin may continue to serve as a director of TeKnowlogy, Inc., provided that such activities do not interfere with his obligations to Colonial hereunder;

provided further, however, notwithstanding Section 8(d)(v) hereof, that Mr. Boutin or any Affiliate may purchase or otherwise acquire up to (but not more than) five (5) percent of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act, as amended;

                (ii) whether for Mr. Boutin's own account or the account of any other Person, at any time during the Agreement Period and the Post-Agreement Period, solicit business of the same or similar type being carried on by Colonial, from any Person known by him to be a customer of Colonial, whether or not he had personal contact with such Person during and by reason of his position with Colonial;

                (iii)whether for Mr. Boutin's own account or the account of any other Person (A) at any time during the Agreement Period and the Post-Agreement Period, solicit, employ or otherwise engage as an employee or otherwise, any person who is or was an employee of Colonial at any time during the Agreement Period or in any manner induce or attempt to induce any such person to terminate his or her association with Colonial; or (B) at any time during the Agreement Period and the Post-Agreement Period, interfere with Colonial's relationship with any person, including any person who at any time during the Agreement Period was an employee, contractor, supplier or customer of Colonial; or
                (iv) at any time during or after the Agreement Period, disparage Colonial or any of its stockholders, directors, officers, employees or agents.

                (v) If Mr. Boutin becomes aware of a Business Opportunity, he must fully disclose the terms of such Business Opportunity to the Board and offer Colonial a right of first offer to pursue such Business Opportunity itself or through any one or more of its subsidiaries. The decision to pursue a Business Opportunity shall be made by approval of a majority of the Board (and if Mr. Boutin is a member of the Board, he will abstain from voting on the Business Opportunity). Any such disclosure by Mr. Boutin shall be accompanied by all information in his possession reasonably necessary to enable the Board to make an informed decision as to whether to pursue such Business Opportunity, and shall not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading. It is understood and agreed that a decision by the Board not to pursue any such Business Opportunity after having received information complying with this
Section 8(d) shall apply to all present and future products or services within such Business Opportunity, and that the provisions of this Section 8(d) shall not require Mr. Boutin, from and after such time as the Board has elected not to pursue a proposed Business Opportunity, to present any additional products or services within such Business Opportunity to the Board for potential pursuit by Colonial and/or its subsidiaries.

If any covenant of this Section 8(d) is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Mr. Boutin or any Affiliate.

The period of time applicable to any covenant in this Section 8(d) will be extended by the duration of any violation by Mr. Boutin of such covenant.

           e. Executive Inventions. Each Executive Invention will belong exclusively to Colonial. Mr. Boutin acknowledges that all Executive
Inventions are works made for hire and the property of Colonial, including any copyrights, patents or other intellectual property rights pertaining thereto. If it is determined that any such works are not works made for hire, Mr. Boutin hereby assigns to Colonial all of his right, title and interest, including all rights of copyright, patent and other intellectual property rights, to or in such Executive Inventions. Mr. Boutin will promptly:

                (i)  disclose   to  the  Board  in   writing   any   Executive
Invention;

                (ii) assign to Colonial or to a party designated by the Board, at the Board's request and without additional compensation, all of his right to the Executive Invention for the United States and all foreign jurisdictions;

                (iii)execute and deliver to the Board such applications, assignments and other documents as the Board may request in order to apply for and obtain patents or other registrations with respect to any Executive Invention in the United States and any foreign jurisdictions;

                (iv) sign all other papers necessary to carry out the above obligations; and

                (v) give testimony and render any other assistance but without expense to himself in support of Colonial's rights to any Executive Invention.

           f.   Accounting.    During the Agreement Period, Mr. Boutin:

                (i) will keep and maintain the books and records of Colonial in accordance with generally accepted accounting principles consistent with past practices of Tandy;

                (ii) will provide full and fair disclosure of all corporate transactions of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy;

                (iii)will upon reasonable request provide access to the books and records of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy for the purpose of examination and audit; and

                (iv) will permit the independent certified public accountant of Colonial and the internal audit staff of Tandy to observe all physical inventories conducted of the assets of Colonial.

      9.   Covenants of Mr. More.

           a. Management. In performing his duties as Vice Chairman of the Board, Mr. More will act in accordance with the best interests of the shareholders and the EBITDA Plan. In the event Eureka exercises its right to put the Common Stock of Colonial under the Stock Purchase Agreement or Tandy exercises its right to reacquire the Common Stock of Colonial held by Eureka, Mr. More will immediately tender his resignation as a director and as an officer of Colonial effective upon consummation of such purchase or sale.

           b.   Confidentiality.

                (i) During and following the Agreement Period, Mr. More will hold in confidence the Confidential Information and will not disclose it to any person except with the specific prior written consent of the Board.

                (ii) Any trade secrets of Colonial will be entitled to all of the protections and benefits under applicable state trade secret law and any other applicable law. If any information that the Board deems to be a trade secret is found by a court of competent jurisdiction not to be a trade secret for purposes of this Agreement, such information will, nevertheless, be considered Confidential Information for purposes of this Agreement. Mr. More waives any requirement that the Board submit proof of the economic value of any trade secret or post a bond or other security.

                (iii)None of the foregoing obligations and restrictions applies to any part of the Confidential Information was or became generally available to the public other than as a result of a disclosure in breach of this Agreement. Notwithstanding any provision of this Agreement, Mr. More shall not be prevented from disclosing information which (i) becomes publicly known through no unauthorized act of the Executive, Eureka, or its agents; or (ii) is independently developed without use of Confidential Information. In addition, confidential information may be disclosed to the extent, and only to the extent, required by applicable law, regulation, or judicial or regulatory process, provided the disclosing party (unless prohibited by law or regulations) promptly notifies Colonial of each such disclosure prior to it being made.

                (iv) Mr. More will not remove from Colonial's premises (except to the extent such removal is for purposes of the performance of his duties at home or while traveling, or except as otherwise specifically authorized by the Board) any Proprietary Items. Mr. More recognizes that, as between himself and Colonial, all of the Proprietary Items, whether or not developed by him, are the exclusive property of Colonial. Upon the termination of this Agreement or upon the request of the Board, Mr. More will return to Colonial all of the Proprietary Items in his possession or subject to his control, and Mr. More shall not retain any copies, abstracts, sketches or other physical embodiment of any of the Proprietary Items.

           c. Disputes or Controversies. Mr. More recognizes that should a dispute or controversy arising from or relating to this Agreement be submitted for adjudication to any court, arbitration panel or other third party, the preservation of the secrecy of Confidential Information may be jeopardized. All pleadings, documents, testimony and records relating to any such adjudication will be maintained in secrecy and will be available for inspection by the relevant parties and their respective attorneys and experts, who will agree, in advance and in writing, to receive and maintain all such information in secrecy, except as may be limited by them in writing.

           d.   Non-Compete.  Mr. More will not, directly or indirectly:

                (i) during the Agreement Period, except in connection with his responsibilities hereunder, and during the Post-Agreement Period, engage in, manage, operate, control or participate in the management, operation, or control of, be employed by, associated with, or in any manner connected with, lend his or any Affiliate's name or any similar name to, lend his or any Affiliate's credit to or render services or advice to, any business whose products or activities compete in whole or in part with the products or activities of Colonial, or the proposed products and activities of Colonial, anywhere within the United States or any foreign jurisdiction, except that Mr. More may continue to engage in the following existing businesses:

                          (w)  PC Service  Source,  Inc. and its  subsidiaries
engaged in activities relating to the sale, distribution, and processing of spare and replacement parts for the repair and service of personal computers (and peripherals) and handling various aspects of warranty claims and remanufacturing operations related thereto, and as to which Mr. More is chairman of the board, a director, and indirectly beneficially owns approximately 27%;

                          (x)  TeKnowlogy,  Inc. and its subsidiaries  engaged
in computer network application training through its TeKnowlogy Education Centers, and as to which Mr. More is chairman of the board, a director, and indirectly beneficially owns approximately 98%;

                          (y)  Intellis  Solutions,  Inc.  engaged in computer
software development, and as to which Mr. More is chairman of the board, a director, and indirectly beneficially owns approximately 100%;

                          (z)  Rosetta   Stone   corporation,   Rosetta  Stone
Holdings, and Eureka Ventures, all of which are engaged in venture capital investment, including the above referenced investments in PC Service Source, TeKnowlogy, and Intellis Solutions. Mr. More beneficially owns 75% of Rosetta Stone Corporation, Rosetta Stone Holdings, and Eureka Ventures;

provided that such activities do not interfere with Mr. More's obligations to Colonial hereunder;

provided further, however, notwithstanding Section 9(e)(v) hereof, that Mr. More or any Affiliate may purchase or otherwise acquire up to (but not more than) one
(1) percent of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act, as amended;

                (ii) whether for Mr. More's own account or the account of any other Person, at any time during the Agreement Period and the Post-Agreement Period, solicit business of the same or similar type being carried on by Colonial, from any Person known by him to be a customer of Colonial, whether or not he had personal contact with such Person during and by reason of his position with Colonial;

                (iii)whether for Mr. More's own account or the account of any other Person (A) at any time during the Agreement Period and the Post-Agreement Period, solicit, employ or otherwise engage as an employee or otherwise, any person who is or was an employee of Colonial at any time during the Agreement Period or in any manner induce or attempt to induce any such person to terminate his or her association with Colonial; or (B) at any time during the Agreement Period and the Post-Agreement Period, interfere with Colonial's relationship with any person, including any person who at any time during the Agreement Period was an employee, contractor, supplier or customer of Colonial; or

                (iv) at any time during or after the Agreement Period, disparage Colonial or any of its stockholders, directors, officers, employees or agents.

                (v) If Mr. More becomes aware of a Business Opportunity, he must fully disclose the terms of such Business Opportunity to the Board and offer Colonial a right of first offer to pursue such Business Opportunity itself or through any one or more of its subsidiaries. The decision to pursue a Business Opportunity shall be made by approval of a majority of the Board (and if Mr. More is a member of the Board, he will abstain from voting on the Business
Opportunity). Any such disclosure by Mr. More shall be accompanied by all information in his possession reasonably necessary to enable the Board to make an informed decision as to whether to pursue such Business Opportunity, and shall not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading. It is understood and agreed that a decision by the Board not to pursue any such Business Opportunity after having received information complying with this
Section 9(d) shall apply to all present and future products or services within such Business Opportunity, and that the provisions of this Section 9(d) shall not require Mr. More, from and after such time as the Board has elected not to pursue a proposed Business Opportunity, to present any additional products or services within such Business Opportunity to the Board for potential pursuit by Colonial and/or its subsidiaries.

If any covenant of this Section 9(d) is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Mr. More or any Affiliate.

The period of time applicable to any covenant in this Section 9(e) will be extended by the duration of any violation by Mr. More of such covenant

           e. Executive Inventions. Each Executive Invention will belong exclusively to Colonial. Mr. More acknowledges that all Executive Inventions are works made for hire and the property of Colonial, including any copyrights, patents or other intellectual property rights pertaining thereto. If it is determined that any such works are not works made for hire, Mr. More hereby assigns to Colonial all of his right, title and interest, including all rights of copyright, patent and other intellectual property rights, to or in such Executive Inventions. Mr. More will promptly:

                (i)  disclose   to  the  Board  in   writing   any   Executive
Invention;

                (ii) assign to Colonial or to a party designated by the Board, at the Board's request and without additional compensation, all of his right to the Executive Invention for the United States and all foreign jurisdictions;

                (iii)execute and deliver to the Board such applications, assignments and other documents as the Board may request in order to apply for and obtain patents or other registrations with respect to any Executive Invention in the United States and any foreign jurisdictions;

                (iv) sign all other papers necessary to carry out the above obligations; and

                (v) give testimony and render any other assistance but without expense to himself in support of Colonial's rights to any Executive Invention.

           f.   Accounting.    During the Agreement Period, Mr. More:

                (i) will keep and maintain the books and records of Colonial in accordance with generally accepted accounting principles consistent with past practices of Tandy;

                (ii) will provide full and fair disclosure of all corporate transactions of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy;

                (iii)will upon reasonable request provide access to the books and records of Colonial to the independent certified public accountant of Colonial and the internal audit staff of Tandy for the purpose of examination and audit; and

                (iv) will permit the independent certified public accountant of Colonial and the internal audit staff of Tandy to observe all physical inventories conducted of the assets of Colonial.

      10.  Injunctive Relief and Additional Remedy.

      Each of the parties hereto acknowledges that the injury that would be suffered by Colonial as a result of a breach of the provisions of Sections 6-9 hereof would be irreparable and that an award of monetary damages to Colonial for such a breach would be an inadequate remedy. Consequently, Colonial will have the right, in addition to any other rights it may have, to obtain injunctive relief to restrain any breach or threatened breach or otherwise to specifically enforce any provision of Sections 6-9 hereof, and Colonial will not be obligated to post bond or other security in seeking such relief.

      11.  Covenants of Sections 6-9 are Essential and Independent Covenants.

      The covenants by each of the parties hereto in Sections 6-9 hereof are essential elements of this Agreement, and without each party's agreement to comply with such covenants, the other parties would not have entered into this Agreement. The parties have each independently consulted their respective counsel and have been advised in all respects concerning the reasonableness and propriety of such covenants, with specific regard to the nature of the business conducted by Colonial.

The parties' covenants in Sections 6-9 hereof are independent covenants and the existence of any claim by a party against any other party under this Agreement or otherwise, will not excuse the party's breach of any covenant in Sections 6-9 hereof.

If an Executive is no longer employed by Colonial, or Eureka is no longer a stockholder of Colonial, this Agreement will nonetheless continue in full force and effect as is necessary or appropriate to enforce the covenants and agreements of Section 6-9 hereof.

      12.  Representations and Warranties of Eureka.

           Eureka represents and warrants to the other parties hereto as follows:

           (i) It has full power and authority to execute, deliver and perform its obligations under this Agreement.

           (ii) This Agreement has been duly and validly authorized, executed and delivered by it, and constitutes a valid and binding obligation of it, enforceable against it in accordance with its terms except to the extent that enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

           (iii) The execution, delivery and performance of this Agreement by it does not (x) violate, conflict with, or constitute a breach of or default under its organizational documents, or any material agreement to which it is a party or by which it is bound or (y) violate any law, regulation, order, writ, judgment, injunction or decree applicable to it.

           (iv) It is not a party to any agreement which is inconsistent with the rights of any party hereunder or otherwise conflicts with the provisions hereof..

      13.  Representations and Warranties of Mr. Morton.

           Mr. Morton represents and warrants to the other parties hereto as follows:

           (i) He has full power and authority to execute, deliver and perform his obligations under this Agreement.

           (ii) This Agreement has been duly and validly authorized, executed and delivered by him, and constitutes his valid and binding obligation, enforceable against him in accordance with its terms except to the extent that enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

           (iii) The execution, delivery and performance of this Agreement by him does not (x) violate, conflict with, or constitute a breach of or default under any material agreement to which he is a party or by which he is bound or
(y) violate any law, regulation, order, writ, judgment, injunction or decree applicable to him.

            (iv)He is not a party to any agreement which is inconsistent with the rights of any party hereunder or otherwise conflicts with the provisions hereof.

      14.  Representations and Warranties of Mr. Boutin.

           Mr. Boutin represents and warrants to the other parties hereto as follows:

           (i) He has full power and authority to execute, deliver and perform his obligations under this Agreement.

           (ii) This Agreement has been duly and validly authorized, executed and delivered by him, and constitutes his valid and binding obligation, enforceable against him in accordance with its terms except to the extent that enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

           (iii) The execution, delivery and performance of this Agreement by him does not (x) violate, conflict with, or constitute a breach of or default under any material agreement to which he is a party or by which he is bound or
(y) violate any law, regulation, order, writ, judgment, injunction or decree applicable to him.

            (iv)He is not a party to any agreement which is inconsistent with the rights of any party hereunder or otherwise conflicts with the provisions hereof.

      15.  Representations and Warranties of Mr. More.

           Mr. More represents and warrants to the other parties hereto as follows:

           (i) He has full power and authority to execute, deliver and perform his obligations under this Agreement.

           (ii) This Agreement has been duly and validly authorized, executed and delivered by him, and constitutes his valid and binding obligation, enforceable against him in accordance with its terms except to the extent that enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

           (iii) The execution, delivery and performance of this Agreement by him does not (x) violate, conflict with, or constitute a breach of or default under any material agreement to which he is a party or by which he is bound or
(y) violate any law, regulation, order, writ, judgment, injunction or decree applicable to him.

            (iv)He is not a party to any agreement which is inconsistent with the rights of any party hereunder or otherwise conflicts with the provisions hereof..

      16. Management of Colonial by the Executives. None of the executives shall cause Colonial to take any of the actions listed in the Stockholders' Agreement as requiring special Board approval without receiving the prior consent of a majority of the Board (and not merely a majority of the directors constituting a quorum) to such action.

      17.  Indemnification of the Executives.

           a. Right of Indemnification. In accordance with Section 145 of the Delaware General Corporation Act, Colonial shall indemnify and hold harmless each Executive (individually, in each case, an "Indemnitee") to the fullest extent permitted by law from and against any and all losses, claims, demands, costs, damages, liabilities joint or several, expenses of any nature (including attorneys' fees and disbursements), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which the Indemnitee may be involved or threatened to be involved, as a party or otherwise, arising out of or incidental to the business or activities of or relating to Colonial, regardless of whether the Indemnitee continues to be employed by Colonial at the time any such liability or expense is paid or incurred; provided, however, that this provision shall not eliminate or limit the liability of an Indemnitee (i) for any breach of the Indemnitee's duty of loyalty to Colonial or its stockholders, (ii) for acts or omissions which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the Indemnitee received any improper personal benefit, or
(iv) for any breach of this Agreement or any covenant, representation or warranty contained herein.

           b. Advances of Expenses. Expenses incurred by an Indemnitee in defending any claim, demand, action, suit or proceeding subject to this Section 16 shall, from time to time, upon request by the Indemnitee, be advanced by Colonial prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by Colonial of an undertaking by or on behalf of the Indemnitee to repay such amount if it shall be determined in a judicial proceeding or a binding arbitration that such Indemnitee is not entitled to be indemnified as authorized in this Section 16.

           c. Procedures for Defense. Promptly after receipt by an Indemnitee of notice of the commencement of any action against the Indemnitee, the Indemnitee shall give notice to Colonial pursuant to the express provisions of this Agreement. Colonial shall be entitled to participate in the defense of the actions and, to the extent that it may elect in its discretion by written notice to the Indemnitee, to assume the control and defense and/or settlement of such action; provided, however, that both Colonial and the Indemnitee must consent and agree to any settlement of any such action, except that if Colonial has reached a bona fide settlement agreement with the plaintiff(s) in any such action and the Indemnitee does not consent to such settlement agreement, then the dollar amount specified in the settlement agreement shall act as an absolute maximum limit on the indemnification obligation of Colonial.

           d. Other Rights. The indemnification provided by this Section 16 shall be in addition to any other rights to which an Indemnitee may be entitled under any agreement, vote of the Board as a matter of law or equity or otherwise, and shall continue as to an Indemnitee who has ceased to serve as an officer of Colonial and shall inure to the benefit of the heirs, successors, assigns and administrators of the Indemnitee.

           e. Insurance. Colonial may purchase and maintain insurance on behalf of the Executives and such other Persons as the Board shall determine against any liability that may be asserted against or expense that may be incurred by such Persons in connection with the business or activities of Colonial, regardless of whether Colonial would have the power to indemnify such Persons against such liability under the provisions of this Agreement.

           f. Effect of Interest in Transaction. An Indemnitee shall not be denied indemnification in whole or in part under this Section 16 or otherwise by reason of the fact that the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction was otherwise permitted or not expressly prohibited by the terms of this Agreement.

           g. No Third-Party Rights. The provisions of this Section 16 are for the benefit of the Indemnitee, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.

      18.  Miscellaneous.

           a. Severability. The invalidity of any one or more provisions hereof shall not affect the remaining portions of this Agreement, all of which are included subject to the condition that they are held valid in law; and in the event that one or more of the provisions contained herein should be invalid, or should operate to render this Agreement invalid, this Agreement shall be construed as if such invalid provisions had not been inserted.

           b. Survival. It is the express intention and agreement of the parties hereto that all covenants, agreements, statements, representations, warranties and indemnities made in this Agreement shall survive the execution and delivery of this Agreement.

           c. Waivers. Neither the waiver by a party hereto of a breach of or a default under any of the provisions of this Agreement, nor the failure of a party hereto, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right, remedy or privilege hereunder, shall thereafter be construed as a waiver of any subsequent breach or default of a similar nature, or as a waiver of any such provisions, rights, remedies or privileges hereunder.

           d. Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties and their respective heirs, devises, executors, administrators, legal representatives, successors and assigns.

           e. Limitation on Benefits of this Agreement. Subject to Section 16, it is the explicit intention of the parties hereto that no person or entity other than the parties hereto is or shall be entitled to bring any action to enforce any provision of this Agreement against any party hereto, and that the covenants, undertakings and agreements set forth in this Agreement shall be solely for the benefit of, and shall be enforceable only by, the parties hereto (or their respective successors and assigns as permitted hereunder).

           f. Amendment Procedure. This Agreement may only be modified or amended by the unanimous written consent of the parties hereto.

           g. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the transactions contemplated herein, and supersedes all prior oral or written agreements, commitments or understandings with respect to the matters provided for herein and therein.

           h. Headings. Section and subsection headings contained in this Agreement are inserted for convenience of reference only, shall not be deemed to be a part of this Agreement for any purpose, and shall not in any way define or affect the meaning, construction or scope of any of the provisions hereof.

           i. Governing Law. This Agreement, the rights and obligations of the parties hereto, and any claims or disputes relating thereto, shall be governed by and construed in accordance with the laws of the State of Texas (but not including the choice of law rules thereof).

           j. Execution in Counterparts. To facilitate execution, this Agreement may be executed in as many counterparts as may be required; and it shall not be necessary that the signatures of, or on behalf of, each party, or that the signatures of all persons required to bind any party, appear on each counterpart; but it shall be sufficient that the signature of, or on behalf of, each party, or that the signatures of the persons required to bind any party, appear on one or more of the counterparts. All counterparts shall collectively constitute a single agreement. It shall not be necessary in making proof of this Agreement to produce or account for more than a number of counterparts containing the respective signatures of, or on behalf of, all of the parties thereto.

           IN  WITNESS   WHEREOF,   the  undersigned  have  duly  executed  this
Management Agreement or have caused this Management Agreement to be duly executed on their behalf as of the day and year first set forth above.


EVP COLONIAL, INC.              ROBERT BOUTIN



/s/ John V. Roach               /s/ Robert Boutin
By: John V. Roach               By: Robert Boutin
Title:President and Co-chairman Title:


EUREKA VENTURE PARTNERS, III    NATHAN MORTON



/s/ Avery More                  /s/ Nathan Morton
By: Avery More                  By: Nathan Morton
Title: Managing Director        Title:


AVERY MORE



/s/ Avery More
By: Avery More
Title:



                               TANDY CORPORATION                    EXHIBIT 11
                STATEMENT OF COMPUTATION OF EARNINGS PER SHARE



                                                                 Three Months Ended June 30,    Six Months Ended June 30,
(In millions, except per share amounts)                                1997          1996           1997        1996
---------------------------------------                                ----          ----           ----        ----

Primary Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

  Net income, as reported                                             $ 28.7       $  9.3         $  54.3      $ 23.8
  Less dividends on preferred stock:
    Series B                                                            (1.5)        (1.6)           (3.1)       (3.2)
                                                                      -------      -------        --------     -------
  Net income available to common
   shareholders for primary earnings per share                        $ 27.2       $  7.7         $  51.2      $ 20.6
                                                                      =======      =======        ========     =======

  Weighted average number of common shares outstanding                  54.2         60.6            55.0        60.9
  Weighted average number of common shares issuable
    under stock option plans, net of assumed treasury stock
    repurchases at average market prices                                0.5           0.4             0.5         0.3
                                                                      -------       ------        --------     -------
  Weighted average number of common and common
   equivalent shares outstanding                                       54.7          61.0            55.5        61.2
                                                                      =======      =======        ========     =======
  Net income available per average
   common and common equivalent share                                $  0.50       $  0.13        $   0.92     $  0.34
                                                                      =======      =======         ========    =======

Fully Diluted Earnings Per Share(a)

Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

  Net income available to common shareholders                         $ 27.2       $  7.7         $  51.2     $ 20.6
  Adjustments for assumed conversion of Series B preferred stock to common stock as of the beginning of the period:
    Plus dividends on Series B preferred stock                           1.5          (b)             3.1        (b)
    Less additional contribution that would have been required
     for the TESOP if Series B preferred stock had been converted       (1.0)         (b)            (2.0)       (b)
                                                                       -------    -------         --------   -------
Net income available per common and
 common equivalent share, as adjusted                                 $ 27.7      $  7.7          $  52.3     $ 20.6
                                                                       =======   =======          ========   =======

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

  Weighted average number of shares outstanding                         54.7        61.0             55.5       61.2
  Adjusted to reflect assumed exercise of stock
   options as of the beginning of the period                             0.2         (b)              0.2        0.2
  Adjustment to reflect assumed conversion of Series B preferred
   stock to common stock as of the beginning of the period               1.8         (b)              1.8        (b)
                                                                       -------   -------          --------    -------
  Weighted average number of common and common
   equivalent shares outstanding, as adjusted                           56.7        61.0             57.5       61.4
                                                                       =======   =======          ========    =======
Fully diluted net income available per average
 common and common equivalent share                                   $  0.49     $  0.13         $   0.91   $  0.34
                                                                       =======    =======         ========    =======

(a)This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
(b)For the three and six months ended June 30, 1996, these items are anti-dilutive and thus are omitted from the calculation.


                                                                    EXHIBIT 12
                              TANDY CORPORATION

        STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
        AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                                  Three Months Ended June 30,      Six Months Ended June 30,
(In millions, except ratios)                                            1997       1996               1997         1996
----------------------------                                         ---------   --------           --------     -------

Ratio of Earnings to Fixed Charges:

Net income                                                              $28.7    $   9.3             $  54.3    $  23.8
Plus provision for income taxes                                          17.9        5.5                34.0       14.1
                                                                      --------   --------            --------  ---------
Income before income taxes                                               46.6       14.8                88.3       37.9
                                                                      --------   --------            --------  ---------

Fixed charges:
Interest expense and amortization of
 debt discount                                                           10.2        8.9                19.2       16.0
Amortization of issuance expense                                          --         --                  0.1        0.1
Appropriate portion (33 1/3%) of rentals                                 18.0       19.4                37.3       39.2
                                                                      --------  --------            --------  ---------
 Total fixed charges                                                     28.2       28.3                56.6       55.3
                                                                      --------  --------            --------  ---------
Earnings before income taxes and
fixed charges                                                         $  74.8    $  43.1             $ 144.9    $  93.2
                                                                      ========  ========            ========  =========

Ratio of earnings to fixed charges                                        2.65      1.52                2.56       1.69
                                                                      ========  ========            ========  =========

Ratio of Earnings to Fixed Charges and
 Preferred Dividends:

Total fixed charges, as above                                         $  28.2    $  28.3            $   56.6    $  55.3
Preferred dividends                                                       1.5        1.6                 3.1        3.2
                                                                      --------  ---------           --------   --------
Total fixed charges and preferred dividends                           $  29.7    $  29.9            $   59.7    $  58.5
                                                                      ========  =========           ========   ========

Earnings before income taxes, fixed
 charges and preferred dividends                                      $  74.8    $  43.1            $  144.9    $  93.2
                                                                      ========  ========            ========   ========

Ratio of earnings to fixed charges and
 preferred dividends                                                     2.52       1.44                2.43       1.59
                                                                      ========  ========            ========   ========