Form 10-Q
period 1997-09-30
TANDY CORP /DE/
filed 1997-11-07
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                                                     OR

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

      Registrant's telephone number, including area code: (817) 415-3700

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 1997 was 103,379,572.

        Index to Exhibits is on Sequential Page No. 18. Total pages 23.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                           -------------------------      --------------------------
(In millions, except per share amounts)       1997           1996            1997            1996
--------------------------------------     ----------     ----------      ----------      ----------

Net sales and operating revenues           $1,227.5       $ 1,434.9       $ 3,665.2       $ 4,234.8
Cost of products sold                         759.5           950.6         2,300.0         2,784.8
                                          ----------      ----------      ----------      ----------

Gross profit                                  468.0           484.3         1,365.2         1,450.0
                                          ----------      ----------      ----------      ----------

Expenses:
Selling, general and administrative           376.4           414.9        1,123.8          1,230.3
Depreciation and amortization                  24.2            27.4           71.4             79.8
Provision for restructuring costs               -               -              -               25.5
Impairment of long-lived assets                 -               -              -               26.0
Interest income                                (3.5)          ( 2.6)          (8.4)           (10.1)
Interest expense                               11.8             9.1           31.0             25.1
                                          ----------      ----------     ----------       ----------
                                              408.9           448.8        1,217.8          1,376.6
                                          ----------      ----------     ----------       ----------

Income before income taxes                     59.1            35.5          147.4             73.4

Provision for income taxes                     22.7            13.2           56.7             27.3
                                          ----------      ----------     ----------       ----------

Net income                                     36.4            22.3           90.7             46.1

Preferred dividends                             1.5             1.6            4.6              4.8
                                          ----------      ----------     ----------       ----------

Net income available to common
 shareholders                             $    34.9       $    20.7      $    86.1        $    41.3
                                          ==========      ==========     ==========       ==========

Net income available per average common
share and common share equivalent
    Primary                               $     0.33      $     0.17     $     0.79       $     0.34
                                          ==========      ==========     ==========       ==========

    Fully diluted                         $     0.32 (1)  $     0.17     $     0.77 (1)   $     0.34
                                          ==========      ==========     ==========       ==========

Average common and common share
  equivalent outstanding
    Primary                                   107.1           119.3          109.6            121.3
                                          ==========      ==========     ==========       ==========

    Fully diluted                             110.9 (1)       119.3          113.5 (1)        121.3
                                          ==========      ==========     ==========       ==========

Dividends declared per common share       $     0.10      $     0.10     $     0.30       $     0.30
                                          ==========      ==========     ==========       ==========


(1) Fully diluted average common shares and common share equivalents include additional common share equivalents of 3.8 million for the three months ended
  September 30, 1997 and 3.9 million for the nine months ended September 30, 1997, primarily attributable to convertible preferred stock in regards to the TESOP, the Company's Employee Stock Ownership Plan.

The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                          September 30,    December 31,   September 30,
                                                              1997            1996            1996
(In millions)                                              (Unaudited)                     (Unaudited)
------------                                               ----------     ----------    ----------
Assets
Current assets:
  Cash and short-term investments                           $     64.0     $    121.5    $    125.0
  Accounts and notes receivable, less
    allowance for doubtful accounts                              262.9          227.2         206.0
  Inventories, at lower of cost or market                      1,279.7        1,420.5       1,671.0
  Other current assets                                           106.0          170.6          88.5
                                                            ----------     ----------    ----------

    Total current assets                                       1,712.6        1,939.8       2,090.5

Property, plant and equipment, at cost,
  less accumulated depreciation                                  550.0          545.6         620.0

Other assets, net of accumulated amortization                    141.5           98.0          82.2
                                                            ----------     ----------    ----------
                                                            $  2,404.1     $  2,583.4    $  2,792.7
                                                            ==========     ==========    ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of
   long-term debt                                           $    433.2     $    245.3    $    430.1
  Current portion of capital lease obligations                     1.6            0.4           0.4
  Current portion of TESOP guarantee                              12.3           12.3          11.1
  Accounts payable                                               365.9          404.9         438.8
  Income taxes payable                                            52.6          105.3          55.7
  Other current liabilities                                      235.5          425.3         247.6
                                                            ----------     ----------    ----------

    Total current liabilities                                  1,101.1        1,193.5       1,183.7
                                                            ----------     ----------    ----------

Long-term debt, excluding current maturities                     153.7           35.1          35.2
Capital lease obligations, excluding current maturities           48.2           29.3          31.3
Guarantee of TESOP indebtedness                                   33.8           39.9          42.6
Other non-current liabilities                                     20.2           20.8          20.0
                                                            ----------     ----------    ----------

    Total other liabilities                                      255.9          125.1         129.1
                                                            ----------     ----------    ----------
Stockholders' Equity
  Preferred stock, no par value, 1.0 million shares
   authorized
    Series A junior participating, 0.1 million shares             --             --            --
     authorized and none issued
    Series B  convertible,  0.1 million  shares  authorized
     and issued                                                  100.0          100.0        100.0
  Common stock, $1 par value, 250.0 million shares authorized with 138.3 million shares issued at September 30, 1997;
   85.6  million at December 31,1996 and September 30, 1996      138.3           85.6         85.6
  Additional paid-in-capital                                      15.2          105.3        105.2
  Retained earnings                                            1,591.6        2,188.9      2,339.2
  Foreign currency translation effects                            (2.9)          (1.0)        (3.2)
  Common stock in treasury, at cost, 34.1 million,
   28.4 million and 26.7 million shares, respectively           (755.2)      (1,164.5)    (1,093.2)
  Unearned deferred compensation related to TESOP                (39.9)         (46.9)       (48.8)
  Unrealized loss on securities available for sale, net of
   taxes                                                          --             (2.6)        (4.9)
                                                            ----------     ----------   ----------
    Total stockholders' equity                                 1,047.1        1,264.8      1,479.9
Commitments and contingent liabilities
                                                            ----------     ----------   ----------
                                                            $  2,404.1     $  2,583.4   $  2,792.7
                                                            ==========     ==========   ==========

The accompanying notes are an integral part of these financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
(In millions)                                             1997            1996
 ------------                                         ----------      ----------
Cash flows from operating activities:
Net income                                             $   90.7       $    46.1

Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                          71.4            79.8
    Provision for credit losses and bad debts               1.8             1.1
    Impairment of long-lived assets                         -              26.0
    Provision for restructuring reserve                     -              25.5
    Other items                                            (0.4)            3.6

Changes in operating assets and liabilities:
  Receivables                                              (5.3)           30.6
  Inventories                                              89.0          (162.0)
  Other current assets                                     (7.8)            0.8
  Accounts payable, accrued expenses and
   income taxes                                          (219.1)          (47.5)
                                                      ----------      ----------
  Net cash provided by operating activities                20.3             4.0
                                                      ----------      ----------

Investing activities:
  Additions to property, plant and equipment              (87.3)         (135.4)
  Proceeds from sale of property, plant and
   equipment                                               17.6             2.3
  Payments received on AST note                             -              60.0
  Proceeds from sale of AST common stock                   23.8             -
  Other investing activities                               (0.6)           (3.2)
                                                      ----------      ----------
  Net cash used by investing activities                   (46.5)          (76.3)
                                                      ----------      ----------

Financing activities:
  Purchase of treasury stock                             (331.9)         (162.6)
  Sale of treasury stock to employee stock purchase
   program                                                 27.2            30.5
  Proceeds from exercise of stock options                  10.7             6.9
  Dividends paid, net of taxes                            (36.6)          (39.8)
  Changes in short-term borrowings, net                   190.8           234.1
  Additions to long-term borrowings                       143.6             3.3
  Repayments of long-term borrowings                      (35.1)          (18.6)
                                                      ----------      ----------
  Net cash provided (used) by financing activities        (31.3)           53.8
                                                      ----------      ----------

Decrease in cash and short-term investments               (57.5)          (18.5)
Cash and short-term investments, beginning of period      121.5           143.5
                                                      ----------      ----------
Cash and short-term investments, end of period        $    64.0       $   125.0
                                                      ==========      ==========


The accompanying notes are an integral part of these financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") Form 10-K for the year ended December 31, 1996.

NOTE 2-STOCK SPLIT

On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock for stockholders of record at the close of business on August 29, 1997, payable on September 22, 1997. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. Treasury shares were not split; however, an adjustment was made to the Company's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares). All references to the number of shares of common stock issued or outstanding, per share prices, and income per common and common equivalent share amounts in the consolidated financial statements, the accompanying notes and management's discussion and analysis have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split. Additionally, cash dividends which were $0.20 per share per quarter prior to the two-for-one split have been adjusted to $0.10 per share per quarter to reflect the two-for-one split.

NOTE 3-EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

The pro-forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                ----------------------------     ---------------------------
                    1997            1996            1997            1996
                  --------        --------        --------        --------

 Basic EPS        $   0.33        $   0.17        $   0.79        $   0.34
                  ========        ========        ========        ========

 Diluted EPS      $   0.32        $   0.17        $   0.77        $   0.34
                  ========        ========        ========        ========

NOTE 4-NEW COMPUTER CITY STRATEGY

On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka"), entered into a Stock Purchase Agreement with the Company to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka and accordingly a minority interest will not be recognized in the Company's financial statements. The note bears interest at 8% per annum and is payable on or before July 17, 2002. Pursuant to the terms of the Stock Purchase Agreement, Eureka and its principals provided a new senior management team for CCI. This new management team consists of Nathan Morton, CCI Chief Executive Officer and Co-Chairman, Avery More, CCI Vice Chairman, and Robert Boutin, CCI Chief
Financial Officer, all of whom are principals of Eureka. John V. Roach, the Chairman and Chief Executive Officer of the Company, serves as the other Co-Chairman of CCI and as its President. Eureka also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity.

In connection with the creation of CCI, the Company assigned to CCI, and CCI assumed the Company's obligations under, a $125.0 million subordinated note payable to Trans World Electronics, Inc., a wholly-owned subsidiary of Tandy. This subordinated note represents certain liabilities of the Company allocable to its Computer City division that were assumed by CCI. Also on July 17, 1997, the Company provided to CCI a $150.0 million line of credit expiring on December 31, 1997. Any amounts borrowed under such line of credit are secured by CCI's inventories and accounts receivable. At the current time, any borrowings and related interest charges on the line of credit between CCI and the Company are treated as intercompany and eliminated in consolidation. CCI anticipates replacing the $150.0 million line of credit prior to December 31, 1997 with a third party lender.

The Company and Eureka are actively exploring opportunities that could, over a period of time, result in establishing CCI as an independent entity in the future in one or more transactions. There can be no assurance, however, that any such transaction or transactions will occur.

If certain financial performance goals are met by CCI and a sale or spin-off of CCI is proposed by Eureka but is not approved by the CCI Board of Directors, then Eureka has the option to require the Company to repurchase all shares owned by Eureka and the exercisable but unexercised portion of the warrant for certain amounts, as provided in the Stock Purchase Agreement. In addition, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the exercisable but unexercised portion of the warrant upon payment of certain amounts, to be determined by defined formulas pursuant to the Stock Purchase Agreement.

NOTE 5-RESTRUCTURING RESERVES

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City(R) stores. The respective McDuff and Computer City stores have been closed. At December 31, 1996, there were 17 open Incredible Universe locations and two that had been previously closed. As of September 30, 1997, all of the Incredible Universe stores had been closed and the Company had concluded the sale of 13 Incredible Universe stores. This included the sale of the real estate at six stores and related fixed assets and inventory to Fry's Electronics, Inc. and its affiliates during the period March 1997 through July 1997 for approximately $21.5 million in cash and $97.6 million in notes receivable. The sales of the other seven Incredible Universe locations were completed during July and August 1997 for $81.2 million in cash, notes receivable and marketable securities, the securities having been subsequently sold for cash. An agreement for the sale of the real estate and improvements of an additional Incredible Universe location was executed in October 1997. The Company anticipates having a signed letter of intent for the remaining five locations by year-end; however, there can be no assurance that such letter will be signed or that the anticipated sales will occur.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates, including, but not limited to, estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe locations pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in the closing of these sales, among other factors, could result in the charges and reserves previously estimated to be inadequate, and future charges may be required. To date, the Company has not materially revised its estimated reserves.

Sales and operating revenues and operating losses of all stores closed pursuant to the restructuring plans are shown below for the three and nine months ended September 30:

                                  Three Months Ended        Nine Months Ended
                                      Sept. 30,                 Sept. 30,
                                 --------------------     ----------------------
(In millions)                      1997       1996          1997         1996
----------------------------     -------    ---------     ---------    ---------
Sales and operating revenues     $  4.7     $  318.7      $  163.6     $  975.6
Operating loss                   $ (4.3)    $  (23.7)     $  (29.8)    $  (77.3)

Pre-tax restructuring and other charges for 1996 totaled $366.3 million, categorized as follows in the 1996 Consolidated Statements of Income:

                                                        (In millions)
                                                         -----------
Impairment of long-lived assets (1)                      $     112.8
Lower of cost or market inventory impairment                    91.4
Other restructuring (2)                                        162.1
                                                         -----------
1996 pre-tax restructuring and other charges             $     366.3
                                                         ===========

(1)Reflects the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") and the related restructuring charges.

(2)The remaining reserve at December 31, 1996 related to these charges was $137.7 million.

Following is an analysis of the amounts charged against the reserve during the nine months ended September 30, 1997:

                                            Charges
                             Balance       1/1/97 -      Balance
(In millions)                12/31/96       9/30/97      9/30/97
-------------------------------------------------------------------
Lease obligations           $     93.5   $   (60.8)   $     32.7
Contract termination costs        13.2       (13.2)          -
Termination benefits               4.6        (4.6)          -
Other (1)                         26.4       (21.4)          5.0
                            ----------   ----------   ----------
Total                       $    137.7   $  (100.0)   $     37.7
                            ==========   ==========   ==========

(1) Includes reserves for bad debt write-offs, various taxes, legal fees, and other miscellaneous charges.

NOTE 6-DEBT OFFERING

On March 3, 1997, the Company's Board of Directors authorized the filing of a $300.0 million Debt Registration Statement with the Securities and Exchange Commission ("S.E.C."). The Company filed a Registration Statement with the S.E.C. in May 1997 which was declared effective on August 6, 1997. On August 19, 1997, the Company issued $150.0 million of 10 year unsecured notes under the Registration Statement. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007. The proceeds were used to refinance existing short-term indebtedness.

NOTE 7-SHARE REPURCHASE PROGRAM

The Company's existing share repurchase program totals 30.0 million shares, as adjusted to reflect the two-for-one split (see Note 2). The share repurchase program was undertaken as a result of management's view of the economic value of its stock. Since inception of the program, approximately 19.2 million shares, totaling approximately $459.8 million, had been repurchased as of September 30, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come primarily from operating cash flow and existing funding sources. During the quarter ended September 30, 1997, the Company repurchased approximately 2.8 million shares, totaling approximately $88.7 million, and for the nine months ended September 30, 1997, the Company repurchased 10.0 million shares, totaling approximately $263.5 million, under the program.

NOTE 8-REVOLVING CREDIT FACILITY

The Company's credit facility totals $500 million, $200 million of which is a one-year facility maturing June 1998, with the remaining $300 million in a five-year facility maturing June 2001. The revolving credit facility is used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

NOTE 9-SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities included cash payments as follows:

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                 -------------------    -------------------
(In millions)                     1997        1996       1997        1996
-------------------------------- --------    -------    --------    -------
Interest paid                    $    7.7    $   9.7    $   28.4    $  25.6
Income taxes paid                $    3.2    $   1.2    $   56.0    $  50.7

Through September 1997, the Company has received notes approximating $98.5 million as a partial payment on the sale of Incredible Universe assets. Through September 30, 1997, $9.9 million has been repaid in accordance with the terms of these notes.

In September 1997, the Company recorded a $20.8 million capital lease obligation related to a new point of sale system for RadioShack.

NOTE 10-AST SECURITIES UPDATE

In August 1997, the Company sold its remaining 4,413,594 shares of AST Research, Inc. ("AST") common stock under a tender offer from Samsung Electronics Co. Ltd. The stock was received in July 1996 as a partial payment on a note payable from AST. Proceeds approximated $23.8 million.

NOTE 11-TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT

Pursuant to the Company's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy, the Company receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. For the quarter and nine months ended September 30, 1997, the Company recognized income of $2.2 million and $4.3 million, net of tax, respectively, under this Agreement. Amounts to be received in the future are expected to be similar, but are dependent upon O'Sullivan's level of earnings from year to year. No amounts were recognized as income during the comparable periods ended September 30, 1996. The income is recorded as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

NOTE 12-NEW PRONOUNCEMENTS

In June 1997,  FASB issued  Financial  Accounting  Standard No. 130,  "Reporting
Comprehensive Income" ("FAS 130"), and Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. Effective January 1, 1998, the Company will adopt FAS 130 and FAS 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Factors That May Affect Future Results

The Company participates in a highly competitive industry that is characterized by aggressive pricing practices in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, is subject to risk. In addition, see Restructuring Charges and New Computer City Strategy for other factors that could affect earnings.

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

With the exception of historical information, the matters discussed herein contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words or phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, consumer demand for products and services, technological advances or lack thereof, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the regulatory and trade environment, strength of equity markets, maintenance of strategic alliances, and other risks indicated in filings by the Company with the Securities and Exchange Commission.

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended September 30 were:

                           Three Months Ended                      Nine Months Ended
                              September 30,        % Increase        September 30,       % Increase
                        ------------------------               ------------------------
(In millions)              1997          1996      (Decrease)     1997          1996     (Decrease)
                        ----------    ----------   ---------   ----------    ----------   ---------

RadioShack              $    732.0    $    696.0(1)    5.2%    $  2,076.9   $  2,019.9(1)    2.8%
Computer City                457.6         400.1(2)   14.4        1,340.8      1,186.2(2)   13.0
                        ----------    ----------               ----------   ----------
Total continuing retail    1,189.6       1,096.1       8.5        3,417.7      3,206.1       6.6

Total closing retail           4.7         318.7     (98.5)         163.6        975.6     (83.2)

Other sales                   33.2          20.1      65.2           83.9         53.1      58.0
                        ----------    ----------               ----------   ----------
                        $  1,227.5    $  1,434.9               $  3,665.2   $  4,234.8
                        ==========    ==========               ==========   ==========

(1)  Adjusted  to exclude  units  associated  with the 1996  restructuring  plan
     (including Tandy Name Brand and Famous Brands).

(2)  Adjusted to exclude units associated with the 1996 restructuring plan.


Continuing retail operations generated 8.5% and 6.6% sales gains for the three and nine month periods ended September 30, 1997, respectively. Tandy Corporation's overall comparable store sales gains for U.S. and Canadian operations were 4.3% for the quarter and 1.6% for the nine month period.

RadioShack's overall continuing sales increased 5.2% and 2.8% for the quarter and nine months ended September 30, 1997, respectively, compared to the corresponding prior year third quarter and nine month periods. The increase for the quarter was primarily due to the opening of 93 new stores, a 2.2% comparable store sales increase for the same period and strong sales to dealers. Third quarter comparable sales rose 2.2% over last year and 1.0% for the nine month period ended September 30, 1997, driven primarily by increased sales of wireless communication and telephone products. By the end of the third quarter, more than 6,000 company owned and RadioShack dealer outlets had been retrofitted for the Sprint/RadioShack "store-within-a-store" concept. The Sprint Store at RadioShack offers consumers a broad range of communications products and services, ranging from cellular, PCS and Sprint branded residential telephones, to Sprint long distance, wireless and local service, where available. This increase was partially offset by decreased sales of audio and video products for the quarter and nine month periods ended September 30, 1997. The decline in audio and video sales is indicative of the heightened level of competition within the industry and lower consumer demand for these products which negatively impacted the consumer electronics industry as a whole. Sales of personal computers at RadioShack(R) also declined for the quarter ended September 30, 1997, due partly to delays in vendor shipments.

Computer City's overall continuing store sales increased 14.4% and 13.0% for the three and nine month periods ended September 30, 1997, respectively. U.S. and Canadian Computer City comparable retail store sales increased by 8.0% and 2.7% for the three and nine month periods ended September 30, 1997. The overall sales increases were primarily attributable to 1997 revenues generated by eight new stores opened since the third quarter of 1996 as well as comparable store sales growth. Third quarter comparable store sales increases were driven primarily by increased traffic generated by direct mail flyers, higher corporate merchandise sales and an increase in personal computer sales over the prior year, despite a decrease in the average selling price of personal computers over the same period in 1996. The Company plans to open five additional stores and expand an existing outlet store to a full-service Computer City SuperCenter in the fourth quarter of 1997.

See New Computer City Strategy for further discussion regarding Computer City.

RETAIL OUTLETS

                           Sept. 30,   June 30,  March 31,   Dec. 31,  Sept. 30,
                             1997        1997      1997       1996(1)    1996
--------------------------------------------------------------------------------
RadioShack
  Company owned              4,921      4,889      4,875      4,942      4,901
  Dealer/Franchise           1,992      1,947      1,919      1,927      1,945
Computer City                   96         94         93        113        109
Incredible Universe              0          3          6         17         17
                          --------   --------   --------   --------   --------
 Total Number of
 Retail Outlets              7,009      6,933      6,893      6,999      6,972
                          ========   ========   ========   ========   ========

(1)   Includes stores closed under the December 1996 store closure plan.

Gross Profit

Gross profit as a percent of net sales and operating revenues was 38.1% during the three months ended September 30, 1997, as compared to 33.7% during the corresponding 1996 period. For the nine months ended September 30, 1997 and 1996, the gross profit percentages were 37.2% and 34.2%, respectively. This increase in gross profit was a result of the reduction in sales of Tandy's lower gross margin retail formats, Computer City and Incredible Universe, when compared to total revenues.

Excluding Incredible Universe, the gross profit percent of sales would have approximated 38.5% and 38.7% for the quarter and nine months ended September 30, 1997, respectively, compared to 36.4% and 37.1% during the third quarter and nine months ended September 30, 1996, respectively. In the third quarter of 1997, Computer City and Incredible Universe accounted for approximately 37.7% of consolidated sales, compared to 47.4% in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, Computer City and Incredible Universe accounted for approximately 41.1% and 48.5% of consolidated sales, respectively. RadioShack's gross profit as a percent of sales increased 1.2% for the quarter and less than 1.0% for the nine month period ended September 30, 1997, as compared to the third quarter and nine month period ended September 30, 1996. The increases are due to a positive mix shift within RadioShack's product offerings, primarily due to increases in cellular and telecommunication sales, as a percent of total sales, and further enhanced by decreased sales of lower margin personal computers. Computer City's gross profit as a percent of sales increased less than 1.0% for the quarter and was flat for the nine months ended September 30, 1997, respectively, as compared to the third quarter and nine month period of 1996. The increase for the quarter was due to increased sales of higher margin accessories, extended service plans and other personal computer related services.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses as a percent of net sales and operating revenues for the third quarter of 1997 were 30.7%, as compared to 28.9% during the third quarter of 1996; the respective percentages for the nine months ended September 30, 1997 and 1996 were 30.7% and 29.1%. This increase was primarily a result of the reduction in sales of Tandy's lower SG&A retail formats, Computer City and Incredible Universe, when compared to total revenues (further described under Gross Profit). Excluding Incredible Universe, SG&A as a percent of sales would have approximated 30.6% and 30.9% for the quarter and nine months ended September 30, 1997, respectively.

Consolidated advertising expense declined 23.2% for the quarter and 25.5% for the nine months ended September 30, 1997 from the comparable periods in the prior year. This decline is primarily the result of reductions in Incredible Universe advertising from last year due to stores closed pursuant to the 1996 restructuring plan. Somewhat offsetting these decreases is increased advertising at RadioShack to promote the Sprint store-within-a-store concept, which was launched in September 1997. In addition, for the three month and nine month periods ended September 30, 1997, rent and payroll costs increased as a percent to sales; however, actual dollars expensed decreased primarily as a result of the 1996 store closure plan.

Pursuant to the Company's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy, the Company receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. For the quarter and nine months ended September 30, 1997, the Company recognized income of $2.2 million and $4.3 million, net of tax, respectively, under this Agreement. Amounts to be received in the future are expected to be similar, but are dependent upon O'Sullivan's level of earnings from year to year. No amounts were recognized as income during the comparable periods ended September 30, 1996. The income is recorded as a reduction of SG&A expense.

Restructuring Charges

In December 1996, the Company initiated certain restructuring programs and announced its plan to exit the Incredible Universe and McDuff businesses and the closure of 21 Computer City stores. The respective McDuff and Computer City stores have been closed. At December 31, 1996, there were 17 open Incredible Universe locations and two that had been previously closed. As of September 30, 1997, all of the Incredible Universe stores had been closed and the Company had concluded the sale of 13 Incredible Universe stores. This included the sale of the real estate at six stores and related fixed assets and inventory to Fry's Electronics, Inc. and its affiliates during the period March 1997 through July 1997 for approximately $21.5 million in cash and $97.6 million in notes receivable. The sales of the other seven Incredible Universe locations were completed during July and August 1997 for $81.2 million in cash, notes receivable and marketable securities, the securities having been subsequently sold for cash. An agreement for the sale of the real estate and improvements of an additional Incredible Universe location was executed in October 1997. The Company anticipates having a signed letter of intent for the remaining five locations by year-end; however, there can be no assurance that such letter will be signed or that the anticipated sales will occur.

In arriving at the charges related to the restructuring plan, management was required to make certain estimates including, but not limited to, estimates about expected proceeds from inventory sales in closed units, real estate valuations, timing of closed store dispositions, and an assumption that third parties would complete the purchase of certain Incredible Universe locations pursuant to the purchase and sale agreements. Management made these estimates based on the best information available at the time and believes that these estimates were accurate at the time they were made. However, unexpected delays in the closing of these sales, among other factors, could result in the charges and reserves previously estimated to be inadequate, and future charges may be required. To date, the Company has not materially revised its estimated reserves.

Sales and operating revenues and operating losses of all stores closed pursuant to the restructuring plans are shown below for the three and nine months ended September 30:

                               Three Months Ended         Nine Months Ended
                                     Sept. 30,                 Sept. 30,
                              ---------------------     ---------------------
(In millions)                    1997        1996          1997         1996
--------------------------------------------------------------------------------
Sales and operating revenues   $  4.7    $  318.7      $  163.6     $  975.6
Operating loss                 $ (4.3)   $  (23.7)     $  (29.8)    $  (77.3)

Pre-tax restructuring and other charges for 1996 totaled $366.3 million, categorized as follows in the 1996 Consolidated Statements of Income:

                                                        (In millions)
                                                         -----------
Impairment of long-lived assets (1)                      $     112.8
Lower of cost or market inventory impairment                    91.4
Other restructuring (2)                                        162.1
                                                         -----------
1996 pre-tax restructuring and other charges             $     366.3
                                                         ===========

(1)Reflects the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") and the related restructuring charges.

(2)The remaining reserve at December 31, 1996 related to these charges was $137.7 million.

Following is an analysis of the amounts charged against the reserve during the nine months ended September 30, 1997:

                                            Charges
                             Balance        1/1/97-      Balance
(In millions)                12/31/96       9/30/97      9/30/97
-------------------------------------------------------------------
Lease obligations           $      93.5   $    (60.8)   $      32.7
Contract termination costs         13.2        (13.2)           -
Termination benefits                4.6         (4.6)           -
Other(1)                           26.4        (21.4)           5.0
                            -----------   ------------  -----------
Total                       $     137.7   $   (100.0)   $      37.7
                            ===========   ============  ===========

(1)Includes reserves for bad debt write-offs, various taxes, legal fees, and other miscellaneous charges.

Net Interest Expense

Net interest expense for the quarter ended September 30, 1997 was $8.3 million, an increase of $1.8 million from $6.5 million in the third quarter of 1996. Net interest expense for the nine months ended September 30, 1997 was $22.6 million, an increase of $7.6 million from $15.0 million in the comparable prior year period. This net increase in expense was the result of increased debt levels due primarily to capital expenditures and the ongoing share repurchase program. Interest expense is expected to continue to increase in the fourth quarter from the normal continuing seasonal inventory build-up and as the share repurchase program continues (see Cash Flow and Financial Condition below).

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the third quarters of 1997 and 1996 were 38.4% and 37.2%, respectively. The 1996 tax rate was lower primarily due to the favorable resolution of a foreign tax issue.

Cash Flow and Financial Condition

Cash flow generated from operating activities approximated $20.3 million during the nine month period ended September 30, 1997, as compared to $4.0 million for the comparable period in 1996. This increase related primarily to shifts among working capital components. During the nine months ended September 30, 1996, the Company's cash expenditures for inventory increased $162.0 million, while the Company generated $89.0 million in cash flow for the nine months ended September 30, 1997 primarily attributable to the liquidation of inventories associated with closed stores. Thus, cash flow improved in aggregate by $251.0 million. Partially offsetting the improvement to cash flow relating to inventories was a decrease in current liabilities of $219.1 million during the nine months ended September 30, 1997, related primarily to the decrease in accrued expenses associated with the restructuring activity. During the nine months ended September 30, 1996, current liabilities decreased by $47.5 million.

Investing activities used $46.5 million in cash flow during the nine months ended September 30, 1997, compared to $76.3 million for the comparable period in the prior year, primarily attributable to a reduction in capital expenditures from $135.4 million in 1996 to $87.3 million in 1997. Capital expenditures for the nine month period ended September 30, 1997 were used primarily for retail expansion and upgrading information systems. Investing activities also included cash proceeds of $17.6 million from the sale of plant, property, and equipment for the nine month period ended September 30, 1997 related to the sale of various corporate assets and one Incredible Universe location. In August 1997, the Company sold its remaining 4,413,594 shares of AST Research, Inc. common stock for approximately $23.8 million. Management anticipates that capital expenditure requirements will approximate $35.0 to $40.0 million for the remainder of 1997, primarily to support RadioShack's retail expansion and other capital expenditures.

Cash provided by financing activities for the nine month period ended September 30, 1997, reflects the net addition of $299.3 million of long and short-term debt. Included in this amount is the issuance of $150.0 million of long-term debt under the Company's $300.0 million Debt Registration Statement (see Note 6
- Debt Offering). Proceeds from this offering were used to refinance existing short-term indebtedness. Also included in the net additional debt is an increase in net short-term debt of $190.8 million which was used for general working capital requirements, capital expenditures, the share repurchase program and the repayment of current maturities of outstanding medium-term notes. The Company believes that its cash flows from operations, cash on hand, and availability under its existing funding sources are adequate to fund the Company's ongoing programs and operations. The Company may issue, from time to time, under the Debt Registration Statement, unsecured medium-term notes up to an aggregate of $150.0 million. Proceeds would be used to reduce short-term indebtedness and for general corporate purposes. In addition, most of the Company's new stores are leased rather than owned.

Cash and short-term investments at September 30, 1997 were $64.0 million as compared to $121.5 million at December 31, 1996 and $125.0 million at September 30, 1996. Total debt as a percentage of total capitalization increased to 39.5% at September 30, 1997 for the reasons noted above, compared to 27.1% at September 30, 1996, and 22.3% at December 31, 1996. Long-term debt as a percentage of total capitalization was 13.6% at September 30, 1997 due to the issuance of $150.0 million of long-term debt in August 1997, compared to 5.4% at September 30, 1996, and 6.4% at December 31, 1996. The Company anticipates that the total debt to capital ratio will be lower at December 31, 1997 than it was at September 30, 1997 due to the reduction of short-term debt from the proceeds of inventory sales in the fourth quarter of 1997.

The Company's credit facility totals $500 million, $200 million of which is a one-year facility maturing June 1998, with the remaining $300 million in a five-year facility maturing June 2001. The revolving credit facility is used as a backup for the commercial paper program and may also be utilized for general corporate purposes. In connection with the creation of Computer City, Inc. (see New Computer City Strategy), Trans World Electronics, Inc., a wholly-owned subsidiary of Tandy, borrowed $125.0 million on July 15, 1997 for one year from a syndicate of four banks. The note is guaranteed by Tandy. The proceeds of the note were used by the Company to reduce outstanding short-term debt.

On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock for stockholders of record at the close of business on August 29, 1997, payable on September 22, 1997. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. Treasury shares were not split; however, an adjustment was made to the Company's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares). All references to the number of shares of common stock issued or outstanding, per share prices, and income per common and common equivalent share amounts in the consolidated financial statements, the accompanying notes and management's discussion and analysis have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split. Additionally, cash dividends which were $0.20 per share per quarter prior to the two-for-one split have been adjusted to $0.10 per share per quarter to reflect the two-for-one split.

The Company's existing share repurchase program totals 30.0 million shares, as adjusted to reflect the two-for-one split. The share repurchase program was undertaken as a result of management's view of the economic value of its stock. Since inception of the program, approximately 19.2 million shares, totaling approximately $459.8 million, had been repurchased as of September 30, 1997. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come primarily from operating cash flow and existing funding sources. During the quarter ended September 30, 1997, the Company repurchased approximately 2.8 million shares, totaling approximately $88.7 million, and for the nine months ended September 30, 1997, the Company repurchased 10.0 million shares, totaling approximately $263.5 million, under the program.

Inventory

Compared to September 30, 1996, total inventories at September 30, 1997 have decreased $391.3 million, or 23.4%. The decrease in total inventory was primarily attributable to reductions at stores associated with the 1996 restructuring actions, as well as reductions at continuing retail stores. The reductions at continuing operations were a result of increased emphasis on all aspects of inventory management. Inventory levels have decreased $140.8 million, or 9.9%, from December 31, 1996, primarily attributable to reductions at stores associated with the 1996 restructuring actions, and to a lesser extent, inventory reductions at Computer City. Partially offsetting the decrease in total inventory from December 31, 1996 was an increase in inventory levels at RadioShack, due to seasonal fluctuations, new store inventory additions and the launch of the Sprint Store at RadioShack. Inventory is primarily composed of finished goods.

Changes in Stockholders' Equity
                                                    Outstanding
(In millions)                                      Common Shares        Dollars
------------                                       -------------       ---------
Balance at December 31, 1996                             57.2         $ 1,264.8
Foreign currency translation adjustments,
 net of deferred taxes                                    -                (1.8)
Sale of treasury stock to employee plans                  0.6              27.2
Purchase of treasury stock                               (6.7)           (321.2)
Exercise of stock options                                 0.4              15.6
Director stock payments                                   -                 0.1
Restricted stock awards                                   -                 0.8
Repurchase of preferred stock                             -                (3.4)
Preferred stock dividends, net of tax                     -                (3.0)
Additional TESOP contribution                             -                 0.5
TESOP deferred compensation earned                        -                 7.0
Reversal of unrealized loss on AST stock, net of tax      -                 2.6
Common stock dividends                                    -               (32.6)
Two-for-one common stock split                           52.7              (0.2)
Net income                                                -                90.7
                                                     --------          ---------
Balance at September 30, 1997                           104.2          $1,047.1
                                                     ========          =========

New Computer City Strategy

On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka"), entered into a Stock Purchase Agreement with the Company to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka and accordingly a minority interest will not be recognized in the Company's financial statements. The note bears interest at 8% per annum and is payable on or before July 17, 2002. Pursuant to the terms of the Stock Purchase Agreement, Eureka and its principals provided a new senior management team for CCI. This new management team consists of Nathan Morton, CCI Chief Executive Officer and Co-Chairman, Avery More, CCI Vice Chairman, and Robert Boutin, CCI Chief
Financial Officer, all of whom are principals of Eureka. John V. Roach, the Chairman and Chief Executive Officer of the Company, serves as the other Co-Chairman of CCI and as its President. Eureka also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity.

In connection with the creation of CCI, the Company assigned to CCI, and CCI assumed the Company's obligations under, a $125.0 million subordinated note payable to Trans World Electronics, Inc., a wholly-owned subsidiary of Tandy. This subordinated note represents certain liabilities of the Company allocable to its Computer City division that were assumed by CCI. Also on July 17, 1997, the Company provided to CCI a $150.0 million line of credit expiring on December 31, 1997. Any amounts borrowed under such line of credit are secured by CCI's inventories and accounts receivable. At the current time, any borrowings and related interest charges on the line of credit between CCI and the Company are treated as intercompany and eliminated in consolidation. CCI anticipates replacing the $150.0 million line of credit prior to December 31, 1997 with a third party lender.

The Company and Eureka are actively exploring opportunities that could, over a period of time, result in establishing CCI as an independent entity in the future in one or more transactions. There can be no assurance, however, that any such transaction or transactions will occur.

If certain financial performance goals are met by CCI and a sale or spin-off of CCI is proposed by Eureka but is not approved by the CCI Board of Directors, then Eureka has the option to require the Company to repurchase all shares owned by Eureka and the exercisable but unexercised portion of the warrant for certain amounts, as provided in the Stock Purchase Agreement. In addition, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the exercisable but unexercised portion of the warrant upon payment of certain amounts, to be determined by defined formulas pursuant to the Stock Purchase Agreement.

AST Securities Update

In August 1997, the Company sold its remaining 4,413,594 shares of AST Research, Inc. ("AST") common stock under a tender offer from Samsung Electronics Co. Ltd. The stock was received in July 1996 as a partial payment on a note payable from AST. Proceeds approximated $23.8 million.

InterTAN Update

As of September 30, 1997 and 1996, respectively, the Company's Consolidated Balance Sheets reflect notes and other receivables due from InterTAN, Inc. ("InterTAN") as summarized below:

                                   Balance at September 30,
                                  --------------------------
(In millions)                       1997            1996
-------------                     ----------      ----------
Gross amount of notes             $     20.9      $     27.7
Discount                                 5.8             9.2
                                  ----------      ----------
Net amount of notes               $     15.1      $     18.5
                                  ==========      ==========

Current portion of notes          $      5.0      $      4.6
Non-current portion of notes            10.1            13.9
Other current receivables                5.1             5.3
                                  ----------      ----------
                                  $     20.2      $     23.8
                                  ==========      ==========

The notes were purchased at a discount from InterTAN's banking syndicate by Trans World Electronics, Inc. ("Trans World"), a wholly-owned subsidiary of Tandy. InterTAN is contractually obligated to pay the gross amount of the notes to Trans World.

The following  income  components  were  generated from  operations  relative to
InterTAN:

                                   Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                   -------------------      ------------------
(In millions)                        1997         1996        1997       1996
------------                       -------      -------     -------    -------

Sales and commission income        $   2.6      $   2.8     $   6.5    $   6.4
                                   =======      =======     =======    =======

Interest Income                    $   0.5      $   0.6     $   1.6    $   2.3
Accretion of discount                  0.8          1.0         2.6        2.9
                                   -------      -------     -------    -------
                                   $   1.3      $   1.6     $   4.2    $   5.2
                                   =======      =======     =======    =======

Royalty income                     $   1.0      $   0.5     $   2.0    $   1.1
                                   =======      =======     =======    =======

Through October 1997, InterTAN has met all of its financial obligations to Tandy. Accordingly, management believes that InterTAN should be able to continue to meet its payment obligations pursuant to its debt agreements with Trans World. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for further information.

Canadian tax authorities are reviewing InterTAN's Canadian subsidiary's 1987-93 tax returns. The Company cannot determine whether the ultimate resolution of that review will have an effect on InterTAN's ability to meet its obligations to Tandy. See InterTAN's Annual Report on Form 10-K for the year ended June 30, 1997 for more information.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1997. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

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

           2) On August 21, 1997, the Company declared a two-for-one stock split distributed on September 22, 1997. The Form 8-K was filed on August 22, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Tandy Corporation
                                                  (Registrant)







Date:  November 4, 1997           By       /s/  Richard L. Ramsey
                                           ---------------------------
                                                Richard L. Ramsey
                                           Vice President and Controller
                                               (Authorized Officer)





Date:  November 4, 1997                    /s/   Dwain H. Hughes
                                           ----------------------------
                                                 Dwain H. Hughes
                                            Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)

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

2e(i) Amendment No. 1 to Acquisition Agreement dated January 18, 1995, between Tandy Credit Corporation, Tandy National Bank and Hurley State Bank (filed as Exhibit 2 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and
               incorporated herein by reference).

2f Agreement Plan of Merger dated March 30, 1995, by and among Tandy Corporation, Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and incorporated herein by reference).

2g Stock Purchase Agreement as of July 17, 1997 by and among Tandy Corporation as Seller, EVP Colonial, Inc. as Company and Eureka Venture Partners III LLP as Purchaser (without exhibits), (filed as Exhibit 2g to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

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

4j Fifth Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen other banks, dated as of June
               26, 1997 (Facility A), (filed as Exhibit 4j to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and
               incorporated herein by reference).

4k Fourth Amendment to the Revolving Credit Agreement between Tandy Corporation and Texas Commerce Bank as Agent for eighteen other banks, dated as of June 26, 1997 (Facility B), (filed as Exhibit 4k to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

4l Credit Agreement between Trans World Electronics, Inc. (a wholly-owned subsidiary of the Company) and Texas Commerce Bank individually and as agent for four other banks dated as of July 15, 1997 (without exhibits), (filed as Exhibit 4l to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

4m Guaranty Agreement made by Tandy Corporation in favor of Texas Commerce Bank as agent for the benefit of Texas Commerce Bank and four other banks named therein, dated July 15, 1997, (filed as Exhibit 4m to Tandy's Form 10-Q filed on August 8, 1997,
               Accession No. 0000096289-97-000023 and incorporated herein by reference).

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

10c* Post Retirement Death Benefit Plan for Selected Executive Employees of Tandy Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10d* Tandy Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10e* Special Compensation Plan No. 1 for Tandy Corporation Executive Officers, adopted in 1993(filed as Exhibit 10e to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10f* Special Compensation Plan No. 2 for Tandy Corporation Executive Officers, adopted in 1993 (filed as Exhibit 10f to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10g* Special Compensation Plan for Directors of Tandy Corporation dated November 13, 1986 (filed as Exhibit 10g to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10h* Director Fee Resolution (filed as Exhibit 10h to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

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

10q* Tandy Corporation 1997 Incentive Stock Plan, (filed as Exhibit 10q to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

10r* Management Agreement, dated July 17, 1997, by and among Eureka Venture Partners, III LLP, EVP Colonial, Inc., Nathan Morton, Avery More and Robert Boutin, (filed as Exhibit 10r to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

11             Statement of Computation of Earnings per Share                22

12             Statement of Computation of Ratios of Earnings to
               Fixed Charges                                                 23

27             Financial Data Schedule                                       24

-----------------------
* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                            TANDY CORPORATION                         EXHIBIT 11
             STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                                                         Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
(In millions, except per share amounts)                   1997        1996 (a)         1997        1996 (a)
---------------------------------------                ----------    ----------    -----------   -----------
Primary Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of primary earnings per share:

  Net income, as reported                              $    36.4    $     22.3    $    90.7    $    46.1

  Less dividends on Series B preferred stock                (1.5)         (1.6)        (4.6)        (4.8)
                                                       ----------    ----------   ----------   ----------
  Net income available to common shareholders
   for primary earnings per share                      $    34.9    $     20.7    $    86.1    $    41.3
                                                       ==========    ==========   ==========   ==========
  Weighted average number of common shares
   outstanding                                             105.7         118.9        108.6        120.7
  Weighted average number of common shares issuable
   under stock option plans, net of assumed
   treasury stock repurchases at average market
   prices                                                    1.4           0.4          1.0          0.6
                                                       ----------    ----------   ----------   ----------
  Weighted average number of common and common
   equivalent shares outstanding                           107.1         119.3        109.6        121.3
                                                       ==========    ==========   ==========   ==========

  Net income per average common and common
   equivalent share                                    $     0.33    $     0.17   $     0.79   $     0.34
                                                       ==========    ==========   ==========   ==========
Fully Diluted Earnings Per Share

Reconciliation of net income per statements of income to amounts used in computation of fully diluted earnings per share:

  Net income available to common shareholders          $    34.9     $    20.7    $    86.1    $    41.3
  Adjustments for assumed conversion of Series B
   preferred stock to common stock as of the
   beginning of the period:
    Plus dividends on Series B preferred stock               1.5          (b)           4.6         (b)
    Less additional contribution that would have
     been required for the TESOP if Series B
     preferred stock had been converted                     (1.0)         (b)          (3.0)        (b)
                                                       ----------    ----------   ----------   ----------
Net income, as adjusted                                $    35.4    $     20.7    $    87.7    $    41.3
                                                       ==========    ==========   ==========   ==========

Reconciliation of weighted average number of shares outstanding to amount used in computation of fully diluted earnings per share:

  Weighted average number of shares outstanding            107.1         119.3        109.6        121.3
  Adjustment to reflect assumed exercise of stock
   options as of the beginning of the period                 0.3          (b)           0.3         (b)
  Adjustment to reflect assumed conversion of Series
   B preferred stock to common stock as of the
   beginning of the period                                   3.5          (b)           3.6         (b)
                                                       ----------    ----------   ----------   ----------
  Weighted average number of common and common
    equivalent shares outstanding, as adjusted             110.9         119.3        113.5        121.3
                                                       ==========    ==========   ==========   ==========

Fully diluted net income per average common
     and common equivalent share                       $     0.32    $     0.17   $     0.77   $     0.34
                                                       ==========    ==========   ==========   ==========

(a) The three and nine months ended September 30, 1996 have been restated for the two-for-one stock split.
(b) For the three and nine months ended September 30, 1996, these items are anti-dilutive and thus, omitted from the calculation.

                                                                     EXHIBIT 12
                            TANDY CORPORATION

        STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
        AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS
                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                 ----------------------------------------------------------
(In millions, except ratios)                        1997           1996            1997            1996
----------------------------                     ----------     -----------     -----------     -----------
Ratio of Earnings to Fixed Charges:

Net income                                       $    36.4     $     22.3       $    90.7      $    46.1
Plus provision for income taxes                       22.7           13.2            56.7           27.3
                                                 ----------     ----------      ----------     ----------
Income before income taxes                            59.1           35.5           147.4           73.4
                                                 ----------     ----------      ----------     ----------

Fixed charges:
Interest expense and amortization of
    debt discount                                     11.8            9.1            31.0            25.1
Amortization of issuance expense                       0.1            0.1             0.2             0.2
Appropriate portion (33 1/3%) of rentals              18.0           19.8            55.3            59.0
                                                 ----------     ----------      ----------      ----------
    Total fixed charges                               29.9           29.0            86.5            84.3
                                                 ----------     ----------      ----------      ----------

Earnings before income taxes and
    fixed charges                                $    89.0      $    64.5       $   233.9       $   157.7
                                                 ==========     ==========      ==========      ==========

Ratio of earnings to fixed charges                     2.98           2.22            2.70            1.87
                                                 ==========     ==========      ==========      ==========

Ratio of Earnings to Fixed Charges and
    Preferred Dividends:

Total fixed charges, as above                    $    29.9     $     29.0       $    86.5       $    84.3
Preferred dividends                                    1.5            1.6             4.6             4.8
                                                 ----------     ----------      ----------      ----------
Total fixed charges and preferred dividends      $    31.4     $     30.6       $    91.1       $    89.1
                                                 ==========     ==========      ==========      ==========

Earnings before income taxes and fixed
  charges                                        $    89.0     $     64.5       $   233.9       $   157.7
                                                 ==========     ==========      ==========      ==========

Ratio of earnings to fixed charges and
    preferred dividends                                2.83           2.11            2.57            1.77
                                                 ==========     ==========      ==========      ==========
