Form 10-K
period 1997-12-31
TANDY CORP /DE/
filed 1998-03-26
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934( NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code (817) 415-3700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,936,316,996 based on the New York Stock Exchange closing price.

     As of March 20, 1998, there were 103,108,449 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

              The Index to Exhibits is on Sequential Page No. 61.
                                Total Pages 114.

                                     PART I

ITEM 1. BUSINESS.

GENERAL
   Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the "Company"). The Company engages in the retail sale of consumer electronics including personal computers primarily in the United States. Sales derived outside of the United States are not material. The Company's principal retail operations include the RadioShack(R) and Computer City(R) store chains.

         RadioShack.RadioShack is the Company's largest operating business unit. At December 31, 1997, the RadioShack division operated 4,972 company-owned stores located throughout the United States. These stores average approximately 2,200 square feet in gross area and are located in major malls, strip centers and individual store fronts. RadioShack had, on the same date, a network of 1,934 dealer/franchise stores. These stores provide RadioShack products to smaller communities. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products. This network included 59 international dealers at December 31, 1997. RadioShack plans to expand its company-owned store base to exceed 5,000 locations by the end of 1998.

         The company-owned RadioShack stores carry a broad assortment of primarily private label electronic parts and accessories, audio/video equipment, digital satellite systems, personal computers and related products and cellular, PCS and conventional telephones, as well as specialized products such as scanners, electronic toys and hard-to-find batteries. Personal computers and related products, which account for approximately 10% of RadioShack's sales, primarily target family users seeking computers for home, and small business use. RadioShack also provides consumers access to third party services such as cellular phone, PCS, direct satellite programming and pager service. RadioShack is also focusing on becoming "America's Telephone Store" through its "store-within-a-store" concept where customers have access to wireless and residential telephones and related telephony products and services. See "Net Sales and Operating Revenues" in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of RadioShack's telecommunications alliance.

          On February 25, 1998, the Company, through its RadioShack division, signed an exclusive multi-year retail sales and service agreement with Compaq Computer Corporation ("Compaq"). Under the agreement, Compaq will replace IBM as the sole supplier of computers sold through all of RadioShack's company-owned stores and those RadioShack's dealer/franchise outlets which elect to participate.

         Computer City. The Company owns 80.1% of the outstanding common stock of Computer City, Inc. ("CCI" or "Computer City"). See "New Computer City Strategy" below for a discussion of the Company's strategy concerning Computer City. As of December 31, 1997, there were 96 Computer City stores open, including seven in Canada. Operating primarily as a supercenter format, the average store size is approximately 21,050 square feet in gross area. CCI management plans to open 15-20 new stores in 1998.

         Computer City offers thousands of products in its merchandising assortment, including personal computer hardware and software and related products and accessories from vendors such as IBM, Compaq, Canon, Hewlett-Packard, Epson, Sony, Toshiba, Microsoft, Intuit, Western Digital and US Robotics. To complement its hardware and software sales and provide a total solution to the customer, Computer City also offers services such as classroom and on-site training for widely-used software applications. Additionally, service centers are located within each of the 89 Computer City stores in the U.S. and offer such services as repair, maintenance, custom configuration, diagnostic testing, computer upgrades and other technical services on all major brands of computers and related products.

         In addition to its strong retail presence, Computer City also sells directly to corporate, government and education customers through a sales force of national account managers located at each store.

         Incredible Universe. In December 1996, the Company announced its intent to exit the Incredible Universe business. All Incredible Universe stores were closed or sold in 1997. See "Provision for Business Restructuring" in
      Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion.

   Supporting  the  retail  operations  is  an  extensive   infrastructure  that
includes:

         A&A International, Inc. ("A&A") - This wholly-owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. A&A also provides services for outside customers, primarily InterTAN, Inc. ("InterTAN"). Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in Asia. See "Relations with InterTAN" in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for more discussion.

         Tandy Service Centers - The Company maintains a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 1997, there were 52 Tandy Service Centers in the U.S. which repair name-brand and private label products sold through the Company's retail distribution channels. These centers are also the primary support for The Repair Shop at RadioShack program. The Company is a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Panasonic, Hitachi, Hewlett-Packard, RCA/Thomson and Nokia, among others, and also performs repairs for third-party service centers and extended service plan providers under national service agreements.

         Regional Distribution Centers - The 13 distribution centers operated by the Company ship over one million cartons each month to the Company's retail outlets. Twelve of the 13 distribution centers primarily support RadioShack retail outlets and one cross docking distribution facility supports both the Computer City and RadioShack store chains.

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

         Tandy Credit Services - In March 1995, the Company completed the sale, at net book value, of its private label consumer credit card portfolio to Hurley State Bank, a subsidiary of SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover and Company ("SPS"). The Company still makes available revolving credit payment terms to RadioShack and Computer City consumers through private label credit card programs provided by SPS. In addition, Tandy Credit Services extends credit terms to qualified corporate, government and education customers, generally pursuant to 30-day payment terms. The Company also has a third-party leasing program pursuant to which the Company refers corporate customers desiring financing to an independent leasing company that purchases the specified equipment and leases it directly to these customers.

         Tandy Transportation, Inc. - A large fleet of tractors and trailers transports merchandise from manufacturers or ports of entry to the Company's regional distribution centers and local distribution facilities and also delivers to the Company's retail outlets.

         Tandy Customer Support - Using state-of-the-art telephone and data networks, Tandy Customer Support responds to more than five million calls annually for answers to technical questions, customer service inquiries, and direct sales for RadioShack's catalog operations and "hard to find" products offered through its RadioShack Unlimited program.

         Consumer Electronics Manufacturing - The Company operates nine manufacturing facilities in the United States and one overseas manufacturing operation in China, which is a joint venture. These ten manufacturing facilities cover a total of 1,332,000 square feet and employed approximately 3,100 workers and professionals as of December 31, 1997. The Company manufactures a variety of products for use in its consumer electronics retailing operations. These products include audio, video, telephony, antennas, wire and cable products and a wide variety of "hard to find" parts for consumer electronic products. Most of the Company's manufacturing output is sold through the RadioShack store chain.

SEASONALITY
   As is the case with other retail businesses, the Company's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up requiring working capital associated with the anticipated increased sales volume. See Note 27 of the "Notes to Consolidated Financial Statements" for quarterly data.

PATENTS AND TRADEMARKS
   Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, Computer City, and Optimus are some of the registered marks most widely used by the Company. Tandy believes that the RadioShack and Computer City names and marks are well-recognized by consumers, and that these names and marks are associated with high-quality service providers. The Company's manufactured products are sold primarily under the RadioShack and Optimus trademarks which are registered in the U.S. and many foreign countries. The Company believes that the loss of the RadioShack and Computer City names or marks would be material to its business, but does not believe that the loss of any other trademarks would be material.

   Tandy also owns various patents relating to retail and support  functions and
various   products  which  Tandy  has  previously   designed  and  continues  to
manufacture.

SUPPLIERS
   The Company obtains merchandise from a large number of suppliers from various parts of the world. Alternative sources of supply exist for most merchandise and raw materials purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product or raw material to have a material impact on its operations. Management does not believe that the loss of any one supplier would have a material impact on its operations.

BACKLOG ORDERS
   The Company has no material backlog of orders for the products it sells.

COMPETITION
   The consumer electronics retail business remains highly competitive, driven by technology and product cycles, as well as the overall state of the economy. In the consumer electronics retailing business, competitive factors include price, product quality, product features, consumer services, manufacturing and distribution capability and brand reputation. The Company competes in the sale of its products and services with department stores, mail order houses, discount stores, general merchants and gift stores which sell comparable products manufactured by others. Competitors range in size from local drug and hardware stores to large chains and department stores. Computer store chains and franchise groups, as well as independent computer stores and several major retailers, compete with the Company in the retail personal computer marketplace. Consumer electronics and computer mail-order companies also compete with the Company as do a number of competitors via on-line commerce on the Internet. The products which compete with those sold by the Company are manufactured by numerous domestic and foreign manufacturers. Many of these products carry nationally recognized brand names or private labels and are sold in markets common to the Company. Some of the Company's competitors have financial resources equal to or greater than the Company's resources.

   Management believes that many factors are important to its competitive position, including price, quality, service and the broad selection of electronic products, computers and computer related products carried at conveniently located retail outlets. The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully with respect to each of the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

   The Company focuses on two types of store formats to address the marketplace. Each of the Company's retailing formats uses a distinct path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure:

          RadioShack: RadioShack stores offer the shopping convenience of approximately 6,900 company-owned and dealer stores which offer primarily private label high-quality products, unique selection, repair services, knowledgeable personnel, convenient credit options and excellent customer service, including its "service-oriented" approach. RadioShack has formed strategic relationships with key vendors in computers (IBM in 1997 and Compaq beginning in 1998), direct-to-home satellite (RCA, PrimeStar, DirecTV, and USSB), telecommunications (Sprint) and wireless communications (Sprint PCS) to augment the strong position that it has historically maintained in core product categories such as batteries, communications equipment, telephones, antennas and electronic components, and parts and accessories.

          Computer City: Computer City stores offer over 4,000 different name brand items, competitive prices and excellent customer service on personal computer hardware and software as well as accessories, printers and peripherals. This subsidiary operated 96 stores at December 31, 1997, which average approximately 21,050 square feet. Although retail sales are the largest component of Computer City's business, its stores also fulfill other functions including direct sales to corporate, government and education customers as well as software training and technical services.

   See "Supplemental Financial Data by Business Unit" in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for net sales and operating revenues and operating profit (loss) by quarter for 1997 for RadioShack and Computer City.

EMPLOYEES
   As of December 31, 1997, the Company had approximately 44,000 employees. That number includes approximately 6,500 temporary retail employees which were hired for the Christmas selling season. None of the Company's employees are covered by collective bargaining agreements nor are they members of labor unions. Management of the Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.
   Information on the Company's properties is in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the referenced pages:

                                                      Page
      Retail Outlets.........................          11
      Property, Plant and Equipment..........          46
      Leases.................................          49

   The Company leases, rather than owns, most of its retail facilities. RadioShack and Computer City stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities, except that the land and building of one Computer City store is owned by the Company. The Company owns most of the property on which its executive offices are located in downtown Fort Worth, Texas, all distribution centers, except for three which are leased, and most of its manufacturing facilities and land located throughout the United States. A&A International, Inc., the Company's import/export subsidiary, leases eight administrative offices in the Asia Pacific region. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
   Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1997. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of the Company's executive officers and their ages, positions and length of service with the Company as of February 28, 1998.

                              Position
                            (Date Elected                            Years with
Name                      to Current Position)              Age       Company
----                      --------------------              ---       -------

John V. Roach             Chairman of the Board              59          30
                          and Chief Executive Officer
                          (July 1982)

Leonard H. Roberts        President of Tandy Corporation     49           4 (1)
                          (January 1996)
                          and President of RadioShack
                          (July 1993)

Robert M. McClure         Senior Vice President              62          25 (2)
                          (January 1994)

Dwain H. Hughes           Senior Vice President and          50          18 (3)
                          Chief Financial Officer
                          (January 1995)

Mark C. Hill              Vice President, Corporate          46           1 (4)
                          Secretary and General Counsel
                          (July 1997)

Mark W. Barfield          Vice President - Tax               40          10 (5)
                          (May 1994)

Lou Ann Blaylock          Vice President -                   59          27 (6)
                          Corporate Relations
                          (January 1993)

Loren K. Jensen           Vice President and Treasurer       37           2 (7)
                          (May 1995)

Martin  O. Moad           Vice President-Investor Relations  41          12 (8)
                          (December 1996)

Ronald L. Parrish         Vice President -                   55          11
                          Corporate Development
                          (April 1987)

Richard L. Ramsey         Vice President and                 52          31
                          Controller
                          (January 1986)

   There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Messrs. Roberts, Hill and Jensen.

(1) Mr. Roberts was elected President of Tandy Corporation effective January 1, 1996. He has been President of the RadioShack division since July 7, 1993. Prior to joining Tandy he served as the Chairman and Chief Executive Officer of Shoney's, Inc. from 1990 to 1993.

(2) Mr. McClure served as President of the Tandy Electronics division from August 1987 until January 1993 when he was elected as Chief Operating Officer and President of TE Electronics Inc. On January 1, 1994, Mr. McClure was named Senior Vice President - Tandy Corporation.

(3) Mr. Hughes was elected Senior Vice President and Chief Financial Officer of the Company effective January 1, 1995. Mr. Hughes served as Vice President and Treasurer of the Company from June 1991 until December 1994.

(4) Mr. Hill became Vice President, Corporate Secretary and General Counsel on July 24, 1997. Prior to joining Tandy, he was a partner with the law firm of Haynes and Boone LLP where he practiced law for 13 years.

(5) Mr. Barfield served as Director of Federal and International Taxes from April 1991 through May 1994 when he was named Vice President - Tax.

(6) Ms. Blaylock was Director of Corporate Relations from January 1986 until she was named Vice President - Corporate Relations in January 1993.

(7) Mr. Jensen became Vice President and Treasurer on May 18, 1995. Prior to joining Tandy, he served as Senior Vice President of Texas Commerce Bank where he was employed for almost 10 years.

(8) Mr. Moad was elected Vice President - Investor Relations effective December 1996. Mr. Moad served as Director of Investor Relations from February 1993 until December 1996. Prior to February 1993, he was Vice President - Controller of InterTAN, Inc., a spin-off of Tandy Corporation in 1987.

                                  PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK (Restated for two-for-one stock split payable September 22, 1997)
     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low trading prices for the Company's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 1997.

                                                                Dividends
   Quarter Ended            High                Low             Declared
   -------------            ----                ---             --------

  December 31, 1997      $  46              $  33 5/16         $   0.10
  September 30,1997         34 25/32           26 5/16             0.10
  June 30, 1997             28 7/8             24 3/8              0.10
  March 31, 1997            26 7/8             20 5/16             0.10

  December 31, 1996         23 5/8             18 9/16             0.10
  September 30,1996         23 11/16           19 1/8              0.10
  June 30, 1996             29 9/16            22 3/8              0.10
  March 31, 1996            24 1/8             17 1/16             0.10



HOLDERS OF RECORD
   At March 20, 1998 there were 26,548 holders of record of the Company's common stock.


DIVIDENDS
   The Board of Directors reviews the Company's dividend policy annually. The quarterly dividend rate is currently $0.10 per common share.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
TANDY CORPORATION AND SUBSIDIARIES


(Dollars and shares in millions,                   Year Ended December 31,
                                     ------------------------------------------------------
except per share amounts and ratios) 1997        1996        1995        1994        1993
===========================================================================================

Operations
Net sales and operating revenues   $5,372.2    $6,285.5    $5,839.1    $4,943.7    $4,102.6
                                   ========    ========    ========    ========    ========
Income (loss) before income taxes,
 discontinued operations and
 cumulative effect of change in
 accounting principle              $  303.9    $ (145.6)   $  343.2    $  359.5    $  311.1

Provision (benefit) for  taxes        117.0     (  54.0)      131.3       135.2       115.5
                                   --------    --------    --------    --------    --------
Income (loss) from continuing         186.9       (91.6)      211.9       224.3       195.6
 operations
Loss from discontinued operations
 (1)                                     --          --          --          --      (111.8)
                                   --------    --------    --------    --------    --------
Income (loss) before cumulative
 effect of change in accounting
 principle                            186.9       (91.6)      211.9       224.3        83.8
Cumulative effect of change in
 accounting principle (2)                --          --          --          --        13.0
                                   --------    --------    --------    --------    --------

Net income (loss) (3)              $  186.9    $  (91.6)   $  211.9    $  224.3    $   96.8
                                   ========    ========    ========    ========    ========

Net income (loss) available per
common share:  (3) (4)
    Basic                          $   1.69    $  (0.82)   $   1.62    $   1.46    $   0.59

    Diluted                        $   1.63    $  (0.82)   $   1.58    $   1.43    $   0.59

Shares used in computing earnings
 per common share: (4)
    Basic                             107.2       119.7       126.5       149.2       150.8

    Diluted                           112.2       119.7       131.4       153.9       150.8

Dividends declared per common
 share (4)                         $   0.40    $   0.40    $   0.37    $   0.32    $   0.30

Ratio of earnings to fixed
 charges (5)                           3.52      N/A (6)       4.22        4.56        3.89



SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED) Continued
TANDY CORPORATION AND SUBSIDIARIES


(Dollars and shares in                    Year Ended December 31,
millions, except per       -------------------------------------------------------------
share amounts and ratios)     1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------

Year End Financial
Position
Inventories                $ 1,205.2    $ 1,420.5    $ 1,512.0    $ 1,504.3    $ 1,276.3
Total assets (7)           $ 2,317.5    $ 2,583.4    $ 2,722.1    $ 3,243.8    $ 3,219.1
Working capital            $   739.1    $   746.3    $ 1,088.3    $ 1,350.1    $ 1,128.3
Current ratio              1.76 to 1    1.63 to 1    2.13 to 1    2.12 to 1    2.09 to 1
Capital structure:
Current debt (8)               299.5    $   258.0    $   189.9    $   229.1    $   388.0
Long-term debt (8)             236.1    $   104.3    $   140.8    $   153.3    $   186.6
Total debt                     535.6    $   362.3    $   330.7    $   382.4    $   574.6
Total debt, net of cash
 and cash equivalents          429.7    $   240.8    $   187.2    $   176.8    $   361.4
Stockholders' equity (7)     1,058.6    $ 1,264.8    $ 1,601.3    $ 1,850.2    $ 1,950.8
Total capitalization         1,594.2    $ 1,627.1    $ 1,932.0    $ 2,232.6    $ 2,525.4
Long-term debt as a % of
 total capitalization          14.8%         6.4%         7.3%         6.9%         7.4%
Total debt as a % of
 total capitalization          33.6%        22.3%        17.1%        17.1%        22.8%
Stockholders' equity per
  common share (9)         $    9.96    $   10.74    $   12.72    $   13.01    $   12.73

Financial Ratios
Return on average
 stockholders' equity (5)      16.1%       N/A (3)        12.3%        11.8%        10.2%
Percent of sales:
Income (loss) before
 income taxes, discontinued
 operations & cumulative
 effect of change in
 accounting principle (3)       5.7%       (2.3)%          5.9%         7.3%         7.6%
Income (loss) from
 continuing operations (3)      3.5%       (1.5)%          3.6%         4.5%         4.8%


(1) During  1993,  the  Company  discontinued  and  disposed  of its  computer
    manufacturing   business,   O'Sullivan  Industries  Inc.,  Memtek's  Product
    Division and the Lika printed circuit board business.
(2) The change in 1993 reflected the Company's  change in accounting for income taxes to comply with FAS 109.
(3) Excluding $230.3 million (net of taxes)in restructuring and other charges in
    1996,  net income would have been $138.7 million,  net income available  per share would have been $1.11 (basic) and $1.09 (diluted),  return on  average stockholders'  equity  would have been 8.9%, return on average  total assets
    would have been 5.2%,  income  before income  taxes as a percent  of   sales
    would have been 3.5%, and income  from continuing operations as a percent of sales would have been 2.2%.
(4) Prior  periods  have been  adjusted  to reflect  adoption  of FAS No. 128,
    "Earnings  Per Share" and the two-for-one  stock  split which was payable on
    September 22, 1997.
(5) Computed using income from continuing operations.
(6) Pre-tax  earnings were not sufficient to cover fixed charges during 1996 by approximately  $145.6  million.  Excluding  $230.3 million (net of taxes) in restructuring  and other  charges,  the ratio of earnings  to fixed  charges would have been 2.57.
(7) Includes investment in discontinued operations for the year ended  December
    31, 1993.
(8) Includes capital leases and TESOP indebtedness.
(9) Years ended December 31, 1994 and 1993 computed giving effect to the Series
    C PERCS conversion into approximately 23.6 million shares of common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Tandy Corporation ("Tandy" or "Company") participates in a highly competitive industry that is characterized by aggressive pricing practices. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting personal computer and consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors including, without limitation, the Company's ability to open new stores in accordance with its plans, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development and changes in tax rules and regulations applicable to the Company.

   The regulatory and trade environment in which the Company operates is subject to risk and uncertainty. As a large importer of consumer electronic products from Asia, unfavorable trade imbalances or the failure of Congress to approve a "Most Favored Nations" status to The People's Republic of China could negatively affect the Company. As a result of the Telecommunications Act of 1996, the deregulated telecommunications market will continue to present both opportunities and increased competition for the provision of telecommunication equipment and service to consumers (see "Net Sales and Operating Revenues" for a discussion of RadioShack's telecommunications alliance).

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

STOCK SPLIT
    On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock, payable on September 22, 1997. All references to the number of shares of common stock issued or outstanding, per share prices, cash dividends and income per common share amounts in Management's Discussion and Analysis of Results of Operations and Financial Condition have been adjusted to reflect the split on a retroactive basis.

RETAIL OUTLETS
                           Average
                         Store Size    Dec. 31,        Dec. 31,        Dec. 31,
                          (Sq. Ft.)      1997            1996            1995
-----------------------------------------------------------------------------
RadioShack
 Company-Owned             2,200        4,972           4,942(1)        4,831(1)
 Dealer/Franchise           N/A         1,934           1,927           2,005
                                     --------        --------        --------
                                        6,906           6,869           6,836
Computer City             21,050           96             113(2)           99(2)

Incredible Universe (3)  184,000           --              17              17
                                     --------        --------        --------

                                        7,002           6,999           6,952
                                     ========        ========        ========

(1) Includes 53 McDuff stores that were part of the store closure plan announced in December 1996.
(2) Includes 21 stores that were part of the store closure plan announced in December 1996.
(3) Incredible Universe division ceased operations in 1997.


Space Owned and Leased


                                           Approximate Square Footage
                                                at December 31,
                      -------------------------------------------------------------------
                                    1997                               1996 (1)
                      --------------------------------    -------------------------------
(In thousands)          Owned      Leased      Total        Owned      Leased      Total
-----------------------------------------------------------------------------------------

Retail
RadioShack                 --      11,655      11,655          --      12,076      12,076
Incredible Universe        --          --          --         503       1,425       1,928
Computer City(2)           15       1,990       2,005          26       2,523       2,549
Other                     162          --         162         160          --         160
                     --------    --------    --------    --------    --------    --------
                          177      13,645      13,822         689      16,024      16,713

Manufacturing             532         201         733         536         205         741
Warehouse and office    3,644       1,271       4,915       4,087       2,585       6,672
                     --------    --------    --------    --------    --------    --------
                        4,353      15,117      19,470       5,312      18,814      24,126
                     ========    ========    ========    ========    ========    ========

(1) The 1996 table above includes square footage on all stores at December 31, 1996. Excluding stores covered by the December 1996 store closure plan, total square footage would have approximated 19.4 million square feet versus
    24.1 million square feet at December 31, 1996.
(2) Computer City capital leases are included in leased square footage.



RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996
-------------------------------------

NET SALES AND OPERATING REVENUES

                                             Year Ended
                                             December 31,
                                 -------------------------------------
(In millions)                      1997          1996           1995
-------------                    --------      --------       --------

RadioShack                       $3,215.7      $3,101.1(1)    $3,044.1(1)
Computer City(3)                  1,903.7       1,721.6(2)     1,402.8(2)
                                 --------      --------       --------
Total continuing retail           5,119.4       4,822.7       4,446.9

Closed units - restructuring        164.6       1,403.4       1,318.0

Other sales(4)                       88.2          59.4          74.2
                                 --------      --------      --------
                                 $5,372.2      $6,285.5      $5,839.1
                                 ========      ========      ========

(1) Adjusted to exclude units associated with the 1996 restructuring plan (including Tandy Name Brand and Famous Brand Electronics).
(2) Adjusted to exclude units associated with the 1996  restructuring  plan.
(3) Includes service centers directly related to Computer City previously included in other sales.
(4) Other sales relate to outside sales made by the Company's retail support operations.

   Consolidated net sales and operating revenues decreased 14.5% to $5,372.2 million in 1997 from $6,285.5 million in 1996, attributable to Tandy's store closure plan announced in December 1996. For the year ended December 31, 1997, the Company showed a 2.0% comparable store sales increase.

RadioShack
----------
   RadioShack's overall sales for 1997 increased 3.7% to $3,215.7 million from $3,101.1 million in 1996, adjusted for stores closed under the 1996 store closure plan, due to positive same store sales gains and the opening of 108 new stores, net of RadioShack store closures. RadioShack's comparable store sales increase was 1.9% for the year ended December 31, 1997, driven primarily by increased sales of wireless communication and telephone products (see below).

   The accompanying table summarizes RadioShack's sales breakdown by class of products and their related percentage to total RadioShack sales:

                                           Percent of RadioShack Sales
                                                    Year Ended
                                                    December 31,
                                      -----------------------------------------
Class of Products                       1997            1996             1995
-----------------                     --------        --------         --------
Electronic parts, accessories
 and specialty equipment                  30.4%           30.9%            30.1%
Communications                            27.5            24.4             24.5
Audio/Video                               16.8            18.0             18.1
Personal electronics and seasonal         11.6            12.4             13.1
Personal computers, peripherals,
 software and accessories                 10.5            11.8             11.5
Repair services, extended service
 contracts and other                       3.2             2.5              2.7
                                      --------        --------         --------
                                         100.0%          100.0%           100.0%
                                      ========        ========         ========

   Electronic parts, accessories and specialty equipment, the largest product category of RadioShack's sales mix, remained relatively consistent in 1997 when compared with the prior two years.

     The communications category increased to 27.5% of sales from 24.4% and 24.5% in fiscal years 1996 and 1995, respectively. This category, which includes wireless communications such as cellular and PCS telephones as well as residential telephones, answering machines, pagers and other related telephony products, benefited from the successful rollout of the Sprint Store at RadioShack in September 1997. This program was initiated in September 1996 when the Company, through its RadioShack division, entered into a telecommunications alliance with Sprint Communications Company L.P., Sprint United Management Company (collectively, "Sprint"), and Sprint PCS. Through a "store-within-a-store" concept located in approximately 6,500 company-owned and RadioShack dealer outlets, customers have access to a full service communications information center that offers, where available, Sprint long distance, local and wireless phone service, Internet access and paging, as well as SpreeSM pre-paid phone cards and phone equipment. RadioShack is also the exclusive retailer of Sprint(R) branded residential telephones. The communications category is expected to continue to increase as a percentage of RadioShack's total sales in 1998.

   Sales of audio and video products declined to 16.8% of sales in 1997 from 18.0% and 18.1% in fiscal years 1996 and 1995, respectively, due to lower consumer demand for these products and the heightened level of competition within the industry. Offsetting the decline in audio and video sales was a 7.0% increase in 1997 of "direct-to-home" system sales, despite a substantially reduced average selling price of digital satellite systems ("DSS").

   Personal electronics and seasonal products decreased to 11.6% of sales in 1997 from 12.4% and 13.1% in 1996 and 1995, respectively, due primarily to an overall shift in the product mix to communications; management expects this trend to continue in fiscal year 1998. The decreases since 1995 are also due to sales declines in products such as portable radios, boomboxes and cassette products, which are indicative of lower general consumer demand for these products.

   Personal computer sales decreased as a percentage of total sales despite an overall unit gain for 1997. The average 1997 selling price on desktop and notebook computers fell 17.8% and 7.7%, respectively, from the 1996 annual average selling price. On January 28, 1998, the Company announced that
RadioShack had signed a letter of intent for a multi-year retail sales and service agreement with Compaq Computer Corporation ("Compaq"). A definitive agreement was signed with Compaq on February 25, 1998. Under this agreement, Compaq will replace IBM as the sole supplier of personal computers sold through RadioShack retail outlets. Compaq computers will be marketed via a "store-within-a-store" concept similar to the Sprint Store at RadioShack. Most company-owned stores and many of the RadioShack dealer/franchise outlets should be retrofitted by the end of the third quarter of 1998.

   The repair services, extended service contracts and other category increased in 1997 due to an increase in residual income received from RadioShack's third party providers of communication and direct-to-home products, as well as an increase in income from prepaid cellular air time. RadioShack earns residual income on sales of Sprint long distance services, sales of direct-to-home programming and sales of many wireless products. Additionally, RadioShack earns commissions from cellular carriers for activating customers with cellular service.


Computer City
-------------
   Computer City, Inc.'s ("CCI or "Computer City") overall sales in 1997 increased 10.6% to $1,903.7 million from $1,721.6 million in 1996, adjusted for the 21 stores closed pursuant to the 1996 store closure plan. Computer City's comparable store sales increased 2.2% for the year ended December 31, 1997. The overall sales increase was primarily attributable to positive same store sales plus revenues generated by 14 new stores opened in 1996.

   In stores open at least one year, sales of personal computers were up slightly in 1997 due to a significant increase in direct sales to corporate, education and government customers. This increase was offset by the decrease in the annual average selling price of retail desktop computers, which fell approximately 15.0% from the 1996 annual average selling price. To a lesser extent, a decrease in sales of non-DOS machines in 1997 also impacted the personal computers sales increase. Computer City is in the process of rolling out a "build-to-order" program, which allows retail and corporate customers to order a custom-configured personal computer and have it shipped directly to their home or office within a few days.

   Product categories which experienced sales and unit increases in 1997 included scanners, which benefited from both lower selling prices and new technology, as well as notebook computers which experienced a large increase in both sales dollars and unit sales. Sales of software, accessories and supplies also experienced positive sales growth in 1997 as Computer City continued its focus on sales to experienced users.

   In stores open at least one year, sales of extended service plans increased approximately 24.0% over the prior year, attributable to Computer City's focus on this area in 1997. CCI management plans to continue its focus in 1998 on sales of services, including extended service plans, software training and technical support.

GROSS PROFIT

     Gross profit for the Company was $2,014.3 million, or 37.5% of net sales and operating revenues, in fiscal 1997, compared with $2,022.4 million, or 32.2%, in fiscal year 1996. This increase in gross profit as a percentage of net sales and operating revenues was primarily due to RadioShack accounting for 59.9% of the Company's total sales and operating revenues in fiscal year 1997, compared to 49.3% in fiscal year 1996, which occurred as a result of the closure of the Incredible Universe stores in early 1997 and, to a lesser extent, the closure of 21 Computer City stores at December 31, 1996. Excluding stores in the 1996 closure plan and excluding the 1996 fourth quarter lower of cost or market inventory impairment, the slight decline in the Company's gross profit margin from 38.8% in 1996 to 38.4% in 1997 resulted primarily from the fact that RadioShack's 1997 percentage sales increase was less than Computer City's percentage sales increase. Computer City has an inherently lower gross margin than RadioShack.

   RadioShack's gross profit as a percentage of total net sales and operating revenue increased slightly for the year ended December 31, 1997 versus 1996, due to a positive shift within RadioShack's product offerings to increased cellular and telecommunication sales, as a percent of sales, and was further enhanced by decreased sales of lower margin personal computers (see table on "Class of Products" above).

   Computer City's gross profit for continuing stores as a percent of net sales and operating revenues increased 0.9 percentage points in 1997 when compared to fiscal year 1996 due to improvement in inventory management, increased sales of higher margin accessories and software and an increase in the ratio of service revenues to total revenues. Service revenues typically have a higher gross margin than merchandise sales. CCI management will continue its focus in these areas in 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

   The accompanying table below summarizes the breakdown of various components of the Company's consolidated SG&A and their related percentage of sales and operating revenues.

                                                          Year Ended
                                                          December 31,
                             ---------------------------------------------------------------------
                                      1997                    1996                     1995
                                           % of                     % of                    % of
                                          Sales &                  Sales &                 Sales &
(In millions)                 Dollars    Revenues     Dollars     Revenues     Dollars    Revenues
--------------------------------------------------------------------------------------------------

Payroll and commissions      $  734.1      13.7%     $  758.2       12.1%     $  698.9       12.0%
Advertising                     195.4       3.6         254.6        4.1         257.3        4.4
Rent                            222.6       4.1         239.8        3.8         217.6        3.7
Other taxes                     102.0       1.9         107.9        1.7          96.7        1.7
Utilities and telephone          72.2       1.3          77.0        1.2          71.3        1.2
Insurance                        50.5       0.9          53.3        0.8          48.3        0.8
Stock purchase
 and savings plans               17.8       0.3          18.5        0.3          19.7        0.3
Credit card operations             --        --            --         --           6.3        0.1
Credit card fees                 43.1       0.8          57.2        0.9          52.7        0.9
Other                           142.6       2.8         194.6        3.1         177.7        3.0
                             ---------------------------------------------------------------------
                             $1,580.3      29.4%     $1,761.1       28.0%     $1,646.5       28.2%
                             =====================================================================

   The Company's SG&A expenses as a percent of net sales and operating revenues increased for the year ended December 31, 1997 to 29.4% from 28.0% for the year ended December 31, 1996. The higher SG&A percentage is due primarily to RadioShack which became a larger percentage of Tandy's consolidated operations during 1997 (see "Gross Profit" above). RadioShack operates at higher relative SG&A levels than consolidated Tandy Corporation. Excluding those stores in the 1996 store closure plan, SG&A as a percentage of sales would have approximated 29.5% for the year ended December 31, 1997. See "Provision for Business Restructuring" below.

   Although payroll and commissions expense for 1997 decreased in dollars in comparison with 1996, this cost increased as a percentage of sales and operating revenues from 12.1% in 1996 to 13.7% in 1997, due to the increase in RadioShack sales as a percentage of total sales and operating revenues described above. RadioShack has inherently higher salary expense as a ratio of percent to sales and operating revenues when compared to the total Company. RadioShack payroll expense increased in dollars and as a percentage of RadioShack sales in 1997 from 1996 due to increased staffing at the store level. This dollar increase is expected to continue in 1998; however, payroll expense as a percentage of sales is expected to remain consistent with 1997. Computer City payroll expense as a percentage of Computer City sales increased from 1996 to 1997 due to the addition of new stores, added headcount in the direct sales area and a realignment of support staff from Tandy Corporation to Computer City.

   Advertising expense decreased, both in dollars and as a percentage of sales and operating revenues, in the year ended December 31, 1997 as compared to the year ended December 31, 1996. This decrease over the prior year is primarily the result of reductions in Incredible Universe advertising in 1997 due to stores closed pursuant to the 1996 restructuring plan. Computer City had a substantial increase in vendor participation in its advertising campaigns in 1997 compared to 1996. Somewhat offsetting these decreases was a slight dollar increase in advertising expense at RadioShack to promote the Sprint "store-within-a-store" concept, which was launched in September 1997. RadioShack advertising expense as a percentage of sales in 1997 remained constant with 1996. In 1998, advertising dollars are expected to be comparable to 1997, with the exception of the expenses associated with the prior year Sprint marketing launch.

   Rent expense increased as a percentage of sales to 4.1% in 1997 from 3.8% in 1996. This increase is related to a decrease in the number of Computer City and Incredible Universe stores which have lower rent expense as a percentage of sales than the Company as a whole. Rent expense in dollars decreased in 1997 from 1996 due to Incredible Universe and Computer City store closures pursuant to the 1996 restructuring plan. Rent expense for RadioShack remained consistent with the prior year in dollars and decreased slightly as a percentage of sales. Rent expense in dollars for RadioShack and Computer City is expected to increase in 1998 due to new store openings.

   Fees paid for promotional accounts such as "zero interest for six months", which are classified as credit card fees in the accompanying SG&A table, decreased as a result of the closure of the Incredible Universe stores and decreased usage by RadioShack during 1997. Credit card fees expense also includes fees associated with third party bank credit cards.

   Other SG&A expenses, which include repair, maintenance, travel and returned checks, as well as other miscellaneous expenses and other income, decreased both as a percentage of net sales and operating revenues and in dollars when compared to fiscal year ended December 31, 1996. Increases in other income were primarily attributable to the receipt of $9.0 million, pre-tax, of income from O'Sullivan Industries (see "Tax Sharing and Tax Benefit Reimbursement Agreement" below) and non-recurring gains of $4.7 million recorded on repayment of the note receivable from InterTAN, Inc. ("InterTAN") (see "Relations with InterTAN" below) and $3.0 million on sale of certain assets. These increases were offset by additional restructuring expense of the $11.6 million related to store closings pursuant to the 1996 store closure plan.

NET INTEREST INCOME (EXPENSE)

   The accompanying table below summarizes the breakdown of interest income and interest expense:

                                                   Year Ended
                                                   December 31,
                                     --------------------------------------
(In millions)                          1997            1996           1995
-------------                        --------        --------       -------
Interest income:
 Credit card operations              $     --        $     --     $    18.5
 InterTAN notes receivable,
  including accretion of discount         5.4             6.7           8.3
 AST note receivable,
  including accretion of discount          --             2.6           4.9
 Fry's Electronics notes receivable       3.3              --            --
 IRS settlements                          1.0             0.3           6.2
 Other interest income                    3.5             3.4           4.4
                                     --------        --------      --------
  Total interest income                  13.2            13.0          42.3

Interest expense                        (46.1)          (36.4)        (33.7)
                                     --------        --------     ---------
Net interest income (expense)        $  (32.9)       $  (23.4)    $     8.6
                                     ========        ========     =========

   Net interest expense was $32.9 million for 1997 versus $23.4 million in 1996. Interest expense increased in 1997 as the Company continued purchasing treasury stock (see "Capital Structure and Financial Condition" below) and continued to fund store expansion. Interest expense also increased during 1997 when the Company refinanced existing short-term indebtedness (average maturity of 90 days or less) by issuing $150.0 million of ten-year unsecured notes, resulting in a moderately higher interest rate when compared to the short-term financing used in 1996.

   Interest income relating to the InterTAN notes decreased in 1997 as InterTAN made the scheduled principal payments on the note balances. The remaining note was repaid in December 1997 and, as such, the Company will no longer receive interest income from InterTAN in 1998 (see "Relations with InterTAN" below). In addition, the AST Research, Inc. ("AST") note was repaid in 1996 and, accordingly, the Company no longer received interest income from this source in 1997 (see "AST Securities" below). Interest income relating to the Fry's Electronics, Inc. and its affiliates ("Fry's") notes receivables resulted from the 1997 sale of assets and real estate of six Incredible Universe stores. At December 31, 1997, the Company held multiple notes receivable from Fry's of approximately $75.3 million with varying maturities ranging from one to five years and varying interest rates ranging from approximately 5.9% to 6.7%. The Company expects interest income related to the Fry's notes to increase slightly during 1998 (see "Provision for Business Restructuring" below).

   Net interest expense is not expected to change materially during 1998, based on the existing interest rate environment.

PROVISION FOR INCOME TAXES

   The provision for income taxes reflects an effective tax rate of 38.5% for fiscal year 1997, compared to an effective tax benefit of 37.1% for the comparable period in fiscal year 1996. The fiscal 1997 effective tax rate differed from the fiscal 1996 effective tax rate primarily because the fiscal 1996 tax rate included foreign income taxes which were incurred on foreign income despite the overall loss incurred by the Company.

FISCAL 1996 COMPARED WITH FISCAL 1995
-------------------------------------
NET SALES AND OPERATING REVENUES

   Consolidated net sales and operating revenues increased 7.6% to $6,285.5 million in 1996 from $5,839.1 million in 1995. The increase was primarily attributable to two factors: (1) the addition of 111 RadioShack stores (net of closures) and 14 Computer City stores during 1996 and (2) the incremental addition of a full year's revenue related to stores opened during 1995 whose total 1995 revenue reflected a partial year.

   For the year ended December 31, 1996, the Company showed a 2.3% comparable store sales decline, which was the result of all divisions experiencing comparable sales declines during the year. Although RadioShack same store sales declined less than 1%, Incredible Universe was down 4.2% and Computer City was down 4.9%. These declines were indicative of the heightened level of competition within the industry and lower consumer demand which negatively impacted the consumer electronics industry as a whole. This lower demand was primarily attributed to higher consumer debt levels and the lack of new products with significant technological advances.

RadioShack
----------
   RadioShack sales for 1996 increased less than 2.0% to $3,101.1 million from $3,044.1 million, adjusted for stores in the 1996 store closure plan. Electronic parts, accessories and specialty equipment, including batteries, remained the single largest product category of RadioShack's sales mix, increasing to 30.9% of sales from 30.1% in 1995. Communications and audio/video sales dollars increased slightly in 1996, while the percentage of total sales for each of these categories remained relatively consistent with 1995. The personal electronics and seasonal product category, which includes portable radio and cassette products, declined as a percentage of sales from 1996 to 1995, principally due to lower consumer demand and heightened competition in the industry.

   The average 1996 selling price on desktop computers and notebook computers rose 32.9% and 18.5%, respectively, over the 1995 average selling price, contributing to the increase in the personal computer category as a percent of total sales from 1995 to 1996. This increase in selling price, however, was offset by a decline in system units sold. Repair income experienced a slight decline in 1996, contributing to the slight decrease in the repair services, extended service contracts and other category as a percent of total sales from 1995 to 1996.

Computer City
-------------
   Computer City sales in 1996 increased 22.7% to $1,721.6 million from $1,402.8 million in 1995, adjusted for the stores closed under the 1996 store closure plan. This increase was the result of opening 30 new Computer City stores in 1995. The 21 closed Computer City stores announced in the Company's store closure plan in December 1996 generated revenues of $359.1 million in 1996 and $376.4 million in 1995.

Incredible Universe
-------------------
   Incredible Universe sales increased 22.4% to $908.5 million in 1996 from $742.0 million in 1995. This increase was the result of opening eight new stores in fiscal year 1995.

GROSS PROFIT

   Gross profit for the Company as a percentage of sales declined from 35.5% in 1995 to 32.2% in 1996. The Company's gross profit margin for 1996 was adversely affected by approximately $91.4 million of lower of cost or market inventory writedowns and related costs primarily associated with the restructuring announced in December 1996. Excluding these charges, the gross profit margin would have been 33.6% for 1996. The decrease in gross profit margin from 35.5% to 33.6% (as adjusted) reflected the effect of Tandy's lower gross margin retail formats. During calendar year 1996, Computer City and Incredible Universe represented 47.6% of net sales and operating revenues as compared to 43.2% of the 1995 net sales and operating revenues. Continuing Computer City sales would have approximated 35.3% of 1996 total sales, after giving effect to the 1996 store closure plan. Furthermore, the Company's gross profit margin for calendar year 1996, excluding stores in the closure plan and the 1996 fourth quarter lower of cost or market inventory impairment, would have approximated 38.8%. See "Provision for Business Restructuring" below.

   During 1996, RadioShack's gross margin was up slightly when compared to 1995 due to the relative stability of product mix as a percentage of overall sales from 1995 to 1996. Excluding lower of cost or market writedowns associated with store closures, Computer City's gross margin decreased slightly in 1996 due to competitive forces which existed in the computer retail industry and the lack of introduction in 1996 of new products with significant technological advances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The Company's SG&A, as a percentage of sales and operating revenues for the year ended December 31, 1996, declined to 28.0% from 28.2% for the year ended December 31, 1995. The lower SG&A percentage reflected the lower costs, relative to net sales and operating revenues, of Computer City and Incredible Universe, which operate at lower relative costs than consolidated Tandy Corporation. Excluding those stores in the 1996 store closure plan, SG&A as a percentage of sales would have approximated 29.7% versus 28.0% for the year ended December 31, 1996. See "Provision for Business Restructuring" below.

   Payroll and commissions expense remained relatively consistent as a percentage of net sales and operating revenues between 12.1% in 1996 and 12.0% in 1995. As of December 31, 1996, the Company had approximately 48,400 employees, which included approximately 8,500 temporary retail employees who were hired for the Christmas selling season.

   Advertising costs for 1996 decreased as a percentage of net sales and operating revenue to 4.1% from 4.4% due to nonrecurring 1995 promotional expenses relating to the grand opening of 30 Computer City stores and eight Incredible Universe stores during 1995. RadioShack's 1996 advertising expense as a percentage of sales remained consistent with 1995.

   Rent expense increased slightly as a percentage of sales to 3.8% in 1996 from 3.7% in 1995 due to the increase in the number of Computer City and Incredible Universe stores over the prior year.

   The 1996 expenses of the credit operations were eliminated in 1996 as a result of the sale of the private label credit card portfolios. The sale of the portfolio also impacted interest income (see discussion below). Commencing in 1995, the Company receives fees from an unrelated third party financier of its private label credit card portfolio balance for the generation of normal interest-bearing accounts, and pays a fee for the generation of special purpose promotional accounts, such as "zero interest for six months". Incredible Universe and Computer City utilized these promotions frequently in fiscal 1996 and the fees are classified as credit card fees in the accompanying SG&A table above.

   Other SG&A expenses, which include repair, maintenance, travel, and other miscellaneous expenses had, in total, remained relatively consistent between 3.1% and 3.0% of sales during 1996 and 1995.

NET INTEREST INCOME (EXPENSE)

   Net interest expense was $23.4 million for 1996 versus net interest income of $8.6 million for 1995. The reversal to a net interest expense position in 1996 was primarily attributable to the sale of the Company's private label credit card portfolios to a third party in the fourth quarter of 1994 and the first quarter of 1995 (see "Sale of Credit Operations" below for further information).

   Interest expense grew from 1995 to 1996 as a result of the Company's increased usage of short-term borrowing facilities, including seasonal bank credit lines and commercial paper facilities, as excess funds from the 1995 sale of credit operations were fully utilized. The use of these facilities was higher during 1996 as the Company continued to retire long-term debt, fund store expansion and execute the share repurchase program.

   Interest income relating to the InterTAN notes and the AST note decreased in 1996 as scheduled principal payments were received by the Company. Other interest income relates primarily to cash equivalents of the Company and was higher in 1995 than in 1996 due to increased cash equivalents resulting from the sale of the credit card portfolios.

PROVISION FOR INCOME TAXES

   The effective tax benefit rate that resulted from the Company's net loss position was 37.1% for the year ended December 31, 1996, compared to the effective tax rate of 38.3% for the year ended December 31, 1995. The effective tax rate for 1996 changed from 1995 due primarily to foreign income taxes which were incurred on foreign income in 1996 despite the overall loss incurred by the Company.

NEW COMPUTER CITY STRATEGY
   On June 26, 1997, the Company organized a new subsidiary, CCI, and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka"), entered into a Stock Purchase Agreement with the Company (the "Stock Purchase Agreement") to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka. Accordingly, this transaction has not been recognized as a sale for accounting purposes and Tandy continues to consolidate 100% of CCI's results of operations. The note bears interest at 8.0% per annum and is payable on or before July 17, 2002. Pursuant to the terms of the Stock Purchase Agreement, Eureka and its principals provided a new senior management team for CCI. This new management team consists of Nathan Morton, CCI Chief Executive Officer and Co-Chairman, Avery More, CCI Vice Chairman, and Robert Boutin, CCI Chief
Financial Officer, all of whom are principals of Eureka. John V. Roach, the Chairman and Chief Executive Officer of the Company, serves as the other Co-Chairman of CCI and as its President. Eureka, on July 17, 1997, also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity as defined pursuant to the Stock Purchase Agreement.

     In connection with the creation of CCI, the Company assigned to CCI, and CCI assumed, the Company's obligations under a $125.0 million subordinated note payable bearing 8.0% interest. The note is due in July 2002 to Trans World Electronics, Inc., a wholly-owned subsidiary of Tandy. This subordinated note represents certain liabilities of the Company allocable to its Computer City division that were assumed by CCI. Computer City currently has a $150.0 million bank line of credit of which $30.0 million is outstanding at December 31, 1997. This line of credit is fully guaranteed by Tandy through December 31, 1998 (see
Note 14 of the "Notes to Consolidated Financial Statements"). CCI will use the line of credit primarily for internal working capital requirements. In January 1998, CCI also began working with two investment banks to raise additional equity as a part of a strategy for CCI to reach independent status. There can be no assurance, however, that any such independence will occur.

   Eureka has the option to require the Company to repurchase all shares owned by Eureka and the warrant in the event that it is exercisable but unexercised, upon payment of certain amounts, as provided in the Stock Purchase Agreement, if certain financial performance goals are met by CCI and the CCI Board of Directors does not approve the establishment of CCI as an independent entity by means of one or more transactions. Additionally, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka, and the warrant in the event that it is exercisable, but unexercised, upon payment of certain amounts, as determined by defined formulas pursuant to the Stock Purchase Agreement.

   Sales and operating revenues, operating losses, and restructuring and other charges (before interest and taxes) for CCI for each of the three years ended December 31 are presented below:

                                          1997          1996          1995
                                        --------      --------      --------
  Sales and operating revenues          $1,903.7      $2,080.5      $1,779.2
  Operating loss                           (14.9)        (47.2)        (20.3)
  Restructuring and other charges             --         (54.2)           --

   As described more fully in "Provision for Business Restructuring" below, during the fourth quarter of 1996 Tandy elected to close 21 unprofitable stores. CCI recognized a pre-tax restructuring charge aggregating $14.8 million associated with these closings. The charges related primarily to lease obligations and employee termination expenses. CCI also recognized impairment charges pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") aggregating $18.7 million during 1996 and lower of cost or market impairments aggregating approximately $20.7 million related to inventory liquidated at the affected stores. Additionally, the new management team at CCI has taken and will continue to take certain actions to increase revenues and achieve profitability. These actions include increasing service revenues which typically have a higher gross margin than merchandise sales, increasing direct sales to corporations, government and education customers, creating a build-to-order program which allows customers to order custom-configured personal computers, and developing the ability to purchase products on-line via the Internet. Management of CCI and Tandy believe that these actions will result in improved operating performance; however, there can be no assurance that increased sales and profitability will be achieved. Should these actions fail to increase sales and achieve operating profit, management may be required to close additional stores, sell certain assets or take other measures deemed necessary to achieve improved operating performance.

PROVISION FOR BUSINESS RESTRUCTURING
   In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. The components of the restructuring charge and an analysis of the reserves are outlined in a table in Note 4 of the "Notes to Consolidated Financial Statements".

   The Company recorded a pre-tax charge of $25.5 million during the second quarter of 1996 related to an Incredible Universe restructuring program announced in May 1996. The charge related primarily to future lease obligations, disposition of fixed assets, and certain termination costs associated with employees. This program included an overhead reduction plan, the closing of two stores in the second quarter of 1996 due to inadequate sales volumes and non-recoverable costs incurred with certain real estate sites held for new store development. The Company also recorded a pre-tax restructuring charge of $136.6 million in the fourth quarter of 1996 related to the closing of the remaining 53 McDuff stores, exiting the Incredible Universe business (consisting of 17 remaining open stores), and the closure of 21 unprofitable Computer City stores. The fourth quarter charges related primarily to lease obligations, real estate costs, employee termination expenses and contract cancellation costs. In association with the 1996 restructurings, the Company also recognized an impairment charge of $112.8 million pursuant to FAS 121 (see discussion below) and lower of cost or market impairments aggregating approximately $91.4 million primarily related to inventory that was liquidated at the affected stores. Inventory impairment charges were recognized in the Consolidated Statements of Income as an increase in cost of sales in 1996 (see "Gross Profit" discussion above).

   In January 1997, the Company closed the respective 53 McDuff and 21 Computer City stores. The sale of the real estate of six Incredible Universe stores and related fixed assets and inventory to Fry's was concluded in July 1997 for approximately $21.5 million in cash and $97.4 million in notes receivable with no material gain or loss recognized upon the sale. At December 31, 1997, the notes receivable balance was $75.3 million. The interest rates on the notes range from approximately 5.9% to 6.7% with maturity dates ranging from one year to five years. The sales of seven additional Incredible Universe locations were completed during July and August 1997 for $81.2 million in cash, notes receivable and marketable securities, the securities having been subsequently sold for cash. Again, no material gain or loss was recognized upon the sale of the assets. The note receivable approximated $0.9 million at December 31, 1997. The lease was terminated on another location during the fourth quarter of 1997, leaving five locations remaining at December 31, 1997.

   As of March 18, 1998, signed agreements existed to sell the building and leasehold improvements on two other Incredible Universe locations and to sublease the land at one of these locations, subject to obtaining final approvals and permits. Management anticipates that the three remaining Incredible Universe locations will be sold, subleased or the leases terminated with the lessors by the third quarter of 1998, based on signed letters of intent obtained by the Company and/or negotiations currently in process; however, there can be no assurance that such planned disposals or lease terminations will occur.

   Sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

         (In millions)                         1997        1996        1995
         -------------                       --------    --------    --------

         Sales and operating revenues        $  164.6    $1,403.4    $1,318.0
         Operating loss (1)                     (30.1)     (114.4)      (62.3)

(1) The operating loss for 1997 excludes a reserve estimate recorded in the fourth quarter of 1997 of an additional $11.6 million relating to store closings pursuant to the 1996 store closure plan. The $11.6 million provision is included in selling, general and administrative expense in the accompanying 1997 Consolidated Statements of Income.

   Although no significant additional provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the closing of real estate sales, among other factors, may result in additional charges. Management does not anticipate any significant revenue or operating loss in 1998 from stores closed pursuant to the 1996 restructuring plan.

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

   The Company recognized an additional non-cash impairment charge of $86.8 million in the fourth quarter of 1996 primarily related to the disposal of certain long-lived assets pursuant to its restructuring plan (see Note 6 of the "Notes to Consolidated Financial Statements"). These assets principally related to the Incredible Universe, Computer City and McDuff stores that were part of the store closure plan, and certain foreign real estate. Fair value was principally determined by quoted market prices.

AST SECURITIES
   On July 12, 1996, the Company received $60.0 million in cash and $30.0 million in AST common stock as final payment of a $90.0 million note payable from AST to the Company. The Company's original cost basis approximated $6.67 per share.

   During the fourth quarter of 1996, the Company recognized a pre-tax loss of $7.0 million on the stock because the decline in the price was determined to be other than temporary. The $7.0 million loss was charged to selling, general and administrative expenses in the accompanying 1996 Consolidated Statements of Income.

   During August 1997, the Company sold the remaining 4,413,594 shares of AST common stock under a tender offer from Samsung for total proceeds of $23.8 million. A gain of $1.3 million was recognized on the sale which has been included as a reduction to SG&A expense in the accompanying 1997 Consolidated Statements of Income.

SUPPLEMENTAL FINANCIAL DATA BY BUSINESS UNIT
   Summarized in the table below are the unaudited net sales and operating revenues and operating profit (loss) for the Company's business units for each quarter and for the fiscal year ended December 31, 1997:

                                        Three Months Ended
                           ----------------------------------------- Year Ended
(In millions)               March 31    June 30   Sept. 30  Dec. 31  Dec.31,1997
--------------------------------------------------------------------------------
Net sales and operating
 revenues
  RadioShack(1)              $  688.2   $  698.5    $  760.7  $1,156.5  $3,303.9
  Computer City                 474.8      416.3       462.1     550.5   1,903.7
  Closed units -
   restructuring                128.7       31.2         4.7        --     164.6
                             --------   --------    --------  --------  --------
  Total                      $1,291.7   $1,146.0    $1,227.5  $1,707.0  $5,372.2
                             ========   ========    ========  ========  ========

Operating profit (loss)
  RadioShack(1)             $   62.4   $   81.7    $   79.9  $  174.4  $  398.4
  Computer City                  3.5       (9.5)       (8.9)       --     (14.9)
  Closed units -
   restructuring               (14.7)     (10.8)       (4.3)     (0.3)    (30.1)
  Corporate administration
   and other                    (2.7)      (7.3)        0.7      (7.3)    (16.6)
                            --------   --------    --------  --------  --------
  Total                     $   48.5   $   54.1    $   67.4  $  166.8  $  336.8
                            ========   ========    ========  ========  ========

(1) RadioShack includes outside sales and operating revenues of related support operations.

NEW PRONOUNCEMENTS
   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS 130 and FAS 131 in the first quarter of 1998. Also, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1.

SALE OF CREDIT OPERATIONS
   In December 1994, the Company sold its Computer City and Incredible Universe private label credit card portfolios to SPS Transaction Services, Inc., a majority-owned subsidiary of Dean Witter, Discover and Company ("SPS"). As a result of the transaction, Tandy received cash of $85.8 million at the time of the sale, and a deferred payment of $179.8 million during 1995. The Company discounted the deferred payment by 5.0% to yield interest income of approximately $3.5 million over the twelve month payout period.

   On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342.8 million in cash and a deferred payment of $49.4 million. All of the deferred payment was received in 1995, except for $2.1 million, which was received in 1996.

TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT
   Pursuant to the Company's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy, the Company receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. For the years ended December 31, 1997, 1996 and 1995, the Company recognized income of $5.8 million, $0.2 million and $1.3 million, net of tax, respectively, under this Agreement. These payments will continue to be made over a 15-year time period and are contingent upon O'Sullivan's level of earnings from year to year. The income is recorded as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

CASH FLOW AND LIQUIDITY
                                          Year Ended
                                          December 31,
                             --------------------------------------
(In millions)                  1997           1996           1995
-------------                --------       --------       --------
Operating activities         $  320.3       $  307.5       $  673.0
Investing activities            (63.9)        (112.9)        (180.3)
Financing activities           (272.0)        (216.6)        (554.8)

   Tandy's cash flow and liquidity, in management's opinion, remains strong. During the year ended December 31, 1997, cash provided by operations was $320.3 million as compared to $307.5 million for the year ended December 31, 1996 and $673.0 million for the year ended December 31, 1995.

   Cash flow from operations before working capital changes increased to approximately $392.7 million in 1997 from $258.3 million in 1996 due to improved operating performance. Working capital components used $72.4 million in cash flow from operations in 1997, due primarily to a decrease in other current liabilities of $209.6 million, related, for the most part, to resulting expenditures associated with the restructuring activity. Substantially offsetting the decreased cash flow from expenditures related to restructuring was a decrease in inventory, which generated $163.8 million in cash flow in 1997, of which $106.0 million related to the liquidation of inventory at closed Incredible Universe stores. Additionally, Computer City inventory decreased over the prior year due to better inventory management and, to a lesser extent, inventory liquidations at closed Computer City stores. RadioShack inventory increased $37.7 million compared to 1996 due primarily to increased telephony inventory--both PCS and residential hardware.

   In 1996, working capital components generated $49.2 million of positive cash flow to operations, with current liabilities generating $38.1 million of this increase. In 1996, inventory for RadioShack and related support operations decreased approximately $30.0 million, while during the same period, Computer City and Incredible Universe inventories (prior to restructuring reserves) increased approximately $30.1 million. These year-to-year inventory fluctuations offset one another, resulting in no material net cash effect for 1996. The increased cash flow from operations for 1995 compared to 1996 was the result of nonrecurring cash flows generated in 1995 related to the cash received from the sale of the credit card portfolios, which approximated $342.8 million, and collection of the deferred payment amount from SPS of $179.8 million.

   Investing activities used $63.9 million in cash flow in 1997 compared to $112.9 million in 1996 and $180.3 million in 1995, primarily attributable to reduced capital expenditures. Capital expenditures approximated $118.4 million in 1997 as compared to $174.8 million and $226.5 million in 1996 and 1995, respectively. Capital expenditures for 1997 were used primarily for retail expansion and upgrading information systems. Capital expenditures for 1996 and 1995 were used primarily for retail expansion, upgrading information systems and headquarter building renovations. Management anticipates that capital expenditure requirements for 1998 will approximate $100.0 to $110.0 million, excluding Computer City, and will consist primarily of RadioShack future store expansions and refurbishments, reconfiguration of selected distribution centers and updated information systems as well as other miscellaneous capital expenditures. These expenditures will be funded primarily from cash flow from operations. CCI management anticipates capital expenditure requirements for 1998 to approximate $50.0 to $60.0 million, related primarily to information systems, new store openings and store remodels.

   Investing activities also included cash proceeds of $12.7 million from the sale of plant, property and equipment related to the sale of various corporate assets. Proceeds from the sale of property, plant and equipment in 1995 resulted primarily from sale-leaseback transactions which netted the Company $37.6 million in cash. In August 1997, the Company sold its remaining 4,413,594 shares of AST common stock for approximately $23.8 million. The stock had been received in 1996 as a partial payment on a note receivable from AST. The cash portion of payments on the AST note receivable amounted to $60.0 million in 1996 and $6.7 million in 1995. In December 1997, the Company received $20.9 million from InterTAN as final repayment on its note receivable (see "Relations with InterTAN" below).

   Cash used by financing activities was $272.0 million in 1997, compared to $216.6 million and $554.8 million in 1995. Purchases of treasury stock required cash of $425.6 million, $232.9 million and $502.2 million in 1997, 1996 and 1995, respectively. See "Capital Structure and Financial Condition" below for further information on the Company's stock repurchase program. Sales of treasury stock to the Tandy Stock Plan generated cash of $35.2 million, $39.4 million and $44.6 million in 1997, 1996 and 1995, respectively. Dividends paid, net of tax, in 1997, 1996 and 1995 amounted to $48.2 million, $52.5 million and $63.0 million, respectively. As a result of the Company calling for the redemption of its $2.14 Depositary Shares of the Company's Series C Preferred Equity Redemption Convertible Stock ("PERCS") in March 1995, the Company eliminated its annual dividend payment to the PERCS shareholders of approximately $32.0 million. The Company plans to fund common and Series B (Tandy Employees Stock Ownership Plan, "TESOP") preferred stock dividends with available cash and cash flow from operations.

     In 1997, the Company increased its short-term debt over the prior year by $43.6 million, net of the reduction due to utilization of $150.0 million long-term debt to retire short-term debt. The Company's additional short-term debt in 1997 was used for general working capital requirements, capital expenditures, the share repurchase program and the repayment of $28.5 million of current maturities on outstanding medium-term notes. The Company's primary source of short-term debt, for which borrowings and repayments have been presented net in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper, which have maturities of less than 90 days. The Company increased its long-term debt by $149.8 million in 1997, primarily through the issuance of $150.0 million of long-term debt under the Company's $300.0 million Debt Shelf Registration Statement (see "Capital Structure and Financial Condition" below). Proceeds from this offering were used to refinance existing short-term indebtedness. Repayments of long-term borrowings during 1997 primarily consisted of the repayment of $28.5 million of medium-term notes.

   Following are the current credit ratings for Tandy, which are generally considered investment grade:

                                                Standard           Duff &
     Category                     Moody's      and Poor's          Phelps
     --------                     -------      ----------          ------
     Medium-Term Notes             Baa2           A-                 A-
     ESOP Senior Notes             Baa2           A-                 N/A
     Commercial Paper              P-2            A-2                D-1

CAPITAL STRUCTURE AND FINANCIAL CONDITION
   The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1997 are detailed in Note 14 of the "Notes to Consolidated Financial Statements".

   On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 10.0 million shares, as adjusted to reflect the two-for-one split, of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of the Company's stock. The share increase for 1997 brings the total authorization to 30.0 million shares of which 21.0 million shares totaling $529.2 million had been purchased as of December 31, 1997. Approximately 11.9 million shares were repurchased in 1997 for $333.1 million. These purchases are in addition to the shares required for employee plans which are purchased throughout the year. Purchases will continue to be made in 1998 in the open market, but possibly to a lesser extent than in 1997, and it is expected that funding of the program will come from excess free cash flow.

   The revolving credit backup facility to Tandy's commercial paper program was renewed during the second quarter of 1997. This facility is composed of two agreements: a one-year facility for $200.0 million expiring June 1998 and a five-year facility for $300.0 million expiring in June 2001. Annual commitment fees for the facilities are 0.07% of the $200.0 million facility per annum and 0.10% of the $300.0 million facility per annum, respectively, whether used or unused.

   The total debt-to-capitalization ratio was 33.6% at December 31, 1997, 22.3% at December 31, 1996 and 17.1% at December 31, 1995. This increase in the debt-to-capitalization ratio in 1997 and 1996 results primarily from Tandy's share repurchase program.

   On March 3, 1997, the Company's Board of Directors authorized the filing of a $300.0 million Debt Shelf Registration Statement (the "Registration Statement") with the Securities and Exchange Commission ("S.E.C."). The Company filed the Registration Statement with the S.E.C. in May 1997, which was declared effective on August 6, 1997. On August 19, 1997, the Company issued $150.0 million of 10 year unsecured notes under the Registration Statement. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007. The proceeds were used to refinance existing short-term indebtedness.

   In December 1997, the Company issued $4.0 million in medium-term notes under the remaining $150.0 million of the Registration Statement. An additional $45.0 million of medium-term notes were issued in January 1998. Tandy's medium-term notes outstanding at December 31, 1997 under the current and previous shelf registrations totaled $30.0 million compared to $54.5 million at December 31, 1996. The interest rates at December 31, 1997 for the outstanding $30.0 million in medium-term notes ranged from 6.31% to 8.63%, with the weighted average coupon rates being 8.2% and 8.5% at December 31, 1997 and 1996, respectively.

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

RELATIONS WITH INTERTAN
   InterTAN, the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Summarized in the tables below are the notes and other receivables due from InterTAN at December 31, 1997 and 1996, as well as the income components generated from operations relative to InterTAN for each of the three years ended December 31, 1997, 1996 and 1995.

                                       December 31,
                                 ------------------------
(In millions)                      1997            1996
-------------                    --------        --------
Gross amount of notes            $     --        $   27.8
Discount                               --            (8.3)
                                 --------        --------
Net amount of notes              $     --        $   19.5
                                 ========        ========

Current portion of notes         $     --        $    4.9
Non-current portion of notes           --            14.6
Other current receivables             3.1             4.6
                                 --------        --------
                                 $    3.1        $   24.1
                                 ========        ========



                                       Year Ended December 31,
                                  --------------------------------
(In millions)                       1997        1996        1995
-------------                     --------    --------    --------
Sales and commission income       $    8.4    $    8.5    $   10.9
Interest income                        2.0         2.9         4.1
Accretion of discount                  3.4         3.8         4.2
Royalty income                         3.3         2.0         0.8
                                  --------    --------    --------
Total income                      $   17.1    $   17.2    $   20.0
                                  ========    ========    ========

   In August 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached an agreement with InterTAN's banking syndicate to buy approximately $42.0 million of InterTAN's debt at a negotiated, discounted price. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% (the "Series A" note). Trans World also provided approximately $10.0 million in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% was due semiannually beginning February 25, 1994 until the note was paid in full in 1996. On December 30, 1997, InterTAN repaid the gross amount of the "Series A"
note in full. In consideration for the extension of credit, Trans World had received five-year warrants exercisable for approximately 1,450,000 shares of InterTAN common stock. The warrants were returned to InterTAN in December 1997 upon repayment of the "Series A" note. Due to the repayment of the "Series A"
note in 1997, the Company will no longer receive interest income or have an accretion of discount from InterTAN. The Company recognized a gain of $4.7 million upon retirement of the "Series A" note.

   Under the terms of a merchandise agreement reached with InterTAN in October 1993, as amended, InterTAN may purchase, on payment terms, certain products sold or secured by Tandy. A&A International, Inc. ("A&A"), a subsidiary of Tandy, is and will continue to be the exclusive purchasing agent for products originating in Asia for InterTAN. A&A receives commission income for this service. License agreements, as amended, also provide a royalty payable to Tandy, which began in the September 1995 quarter.

YEAR 2000
   The Company's management recognizes the need to ensure its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Like many companies, a significant number of Tandy's computer applications and systems require modification over the next two years in order to render these systems compliant with the Year 2000.

   Tandy is using a combination of internal and external resources to assess and make the needed changes to its many different information systems such as mainframe applications and communications systems, among others. Since beginning the project in 1995, the Company has modified, or is in the process of modifying, over 50% of the specialized software programs used in the Company's business. The remaining programs are expected to be modified and completed in 1998 and early 1999. Management anticipates total expenditures associated with the Year 2000 internal modifications to range from $8.0 to $12.0 million over the life of the project. As required by generally accepted accounting principles, these costs are expensed as incurred.

   Additionally, in the normal course of business, the Company has made capital investments in certain third party software systems and applications purchased to address the retail and operational needs of the business. These systems, which include a new point-of-sale system and financial reporting system, among others, have been certified as Year 2000 compliant by the vendors and will be installed prior to 2000.

   The Company has, and will continue to communicate with its suppliers, financial institutions and others with which it does business to coordinate Year 2000 conversions. Progress reports on the Year 2000 project are presented periodically to the Company's Board of Directors.

   Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves; in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.






ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Index to Consolidated Financial Statements is found on page 31. The Company's Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1998 Annual Meeting.

   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  Documents filed as part of this report.
        1. Financial Statements

   The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 31. The index and statements are incorporated herein by reference.

        3. Exhibits required by Item 601 of Regulation S-K

   A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 61, which immediately precedes such exhibits.

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

   (b) Reports on Form 8-K.

          1. On November 4, 1997, the Company filed a Prospectus Supplement authorizing up to $150.0 million in "Series B" Medium-Term Notes. The Form 8-K with exhibits related to this Prospectus Supplement filing was filed on November 4, 1997.

          2. On January 28, 1998, the Company announced it had signed a letter of intent with Compaq Computer Corporation for a multi-year retail sales and service agreement. The Form 8-K was filed on January 30, 1998.

   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TANDY CORPORATION


March 26, 1998                                   /s/    John V. Roach
                                                 -----------------------------
                                                 John V. Roach
                                                 Chairman of the Board and
                                                 Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 26th day of March, 1998.


Signature                      Title

/s/ John V. Roach            Chairman of the Board, Director and Chief Executive
--------------------------   Officer
John V. Roach                (Chief Executive Officer)

/s/ Dwain H. Hughes          Senior Vice President and Chief Financial Officer
--------------------------
Dwain H. Hughes              (Principal Financial Officer)

/s/ Richard L. Ramsey        Vice President and Controller
--------------------------
Richard L. Ramsey            (Principal Accounting Officer)

/s/ James I. Cash, Jr.       Director       /s/ Leonard H. Roberts    Director
--------------------------                  ------------------------
James I. Cash, Jr.                          Leonard H. Roberts

/s/ Ronald E. Elmquist       Director       /s/  Thomas G. Plaskett   Director
--------------------------                  ------------------------
Ronald E. Elmquist                          Thomas G. Plaskett

/s/  Lewis F. Kornfeld, Jr.  Director       /s/    William E. Tucker  Director
--------------------------                  ------------------------
Lewis F. Kornfeld, Jr.                      William E. Tucker

/s/  Jack L. Messman         Director       /s/    Alfred J. Stein    Director
--------------------------                  ------------------------
Jack L. Messman                             Alfred J. Stein

/s/  William G. Morton       Director       /s/    John A. Wilson     Director
--------------------------                  ------------------------
William G. Morton                           John A. Wilson

                            TANDY CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants...............................             32
Consolidated Statements of Income for each of the three
  years ended December 31, 1997.................................             33
Consolidated Balance Sheets at December 31, 1997
  and December 31, 1996.........................................             34
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1997.................................             35
Consolidated Statements of Stockholders' Equity for
  the three years ended December 31, 1997.......................          36-37
Notes to Consolidated Financial Statements......................          38-60

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

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandy Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 31 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Fort Worth, Texas
February 24, 1998


CONSOLIDATED STATEMENTS OF INCOME
Tandy Corporation and Subsidiaries

                                                                   Year Ended
                                                                  December 31,
                                      -----------------------------------------------------------------
                                                1997                  1996                  1995
 (In millions,                                     % of                  % of                   % of
 except per share amounts)               Dollars  Revenues     Dollars  Revenues      Dollars  Revenues
-------------------------------------------------------------------------------------------------------

Net sales and operating revenues        $5,372.2    100.0%     $6,285.5    100.0%     $5,839.1   100.0%
Cost of products sold                    3,357.9     62.5       4,263.1     67.8       3,764.9    64.5
                                        --------               --------               --------
Gross profit                             2,014.3     37.5       2,022.4     32.2       2,074.2    35.5
                                        --------               --------               --------

Expenses/(income):
 Selling, general and administrative     1,580.3     29.4       1,761.1     28.0       1,646.5    28.2
 Depreciation and amortization              97.2      1.8         108.6      1.7          92.0     1.6
 Interest income                           (13.2)    (0.2)        (13.0)    (0.2)        (42.3)   (0.7)
 Interest expense                           46.1      0.9          36.4      0.6          33.7     0.6
 Provision for restructuring costs            --       --         162.1      2.6           1.1      --
 Impairment of long-lived assets              --       --         112.8      1.8            --      --
                                        --------               --------               --------
                                         1,710.4     31.8       2,168.0     34.5       1,731.0    29.6
                                        --------               --------               --------

Income (loss) before income taxes          303.9      5.7        (145.6)    (2.3)        343.2     5.9
Provision (benefit) for income taxes       117.0      2.2         (54.0)    (0.9)        131.3     2.2
                                        --------               --------               --------
Net income (loss)                          186.9      3.5         (91.6)    (1.5)        211.9     3.6

Preferred dividends                          6.1      0.1           6.3      0.1           6.5     0.1
                                        --------               --------               --------

Net income (loss) available to
 common shareholders                    $  180.8      3.4%     $  (97.9)    (1.6%)    $  205.4     3.5%
                                        ========               ========               ========

 Net income  (loss) available per
 common share:

      Basic                             $   1.69               $  (0.82)              $   1.62
                                        ========               ========               ========

      Diluted                           $   1.63               $  (0.82)              $   1.58
                                        ========               ========               ========

 Shares used in computing earnings
  per common share:

      Basic                                107.2                  119.7                  126.5
                                        ========               ========               ========

      Diluted                              112.2                  119.7                  131.4
                                        ========               ========               ========


 Dividends declared per common share    $   0.40               $   0.40               $   0.37
                                        ========               ========               ========


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
Tandy Corporation and Subsidiaries
                                                             December 31,
                                                      -------------------------
(In millions, except for share amounts)                 1997              1996
-------------------------------------------------------------          --------
Assets
Current assets:
 Cash and cash equivalents                           $  105.9          $  121.5
 Accounts and notes receivable,
  less allowance for doubtful accounts                  251.3             227.2
 Inventories, at lower of cost or market              1,205.2           1,420.5
 Other current assets                                   153.1             170.6
                                                     --------          --------
  Total current assets                                1,715.5           1,939.8
                                                     --------          --------

Property, plant and equipment, at cost,
 less accumulated depreciation                          521.9             545.6

Other assets, net of accumulated amortization            80.1              98.0
                                                     --------          --------
                                                     $2,317.5          $2,583.4
                                                     ========          ========

Liabilities and Stockholders' Equity
 Current liabilities:
  Short-term debt, including current
   maturities of long-term debt                      $  299.5          $  258.0
  Accounts payable                                      325.2             404.9
  Accrued expenses                                      273.1             425.3
  Income taxes payable                                   78.6             105.3
                                                     --------          --------
    Total current liabilities                           976.4           1,193.5
                                                     --------          --------

Long-term debt, excluding current
 maturities                                             236.1             104.3
Other non-current liabilities                            46.4              20.8
                                                     --------          --------
   Total other liabilities                              282.5             125.1
                                                     --------          --------

Stockholders' Equity
 Preferred stock, no par value, 1,000,000
  shares authorized
  Series A junior participating, 100,000
   shares authorized and none issued                       --                --
  Series B convertible (TESOP), 100,000
   shares authorized and issued, 79,869 shares          100.0             100.0
   outstanding
  Common stock, $1 par value, 250,000,000 shares
   authorized with 138,332,000 shares issued at
   December 31, 1997 and 85,645,000 shares issued
   at December 31, 1996                                 138.3              85.6
  Additional paid-in capital                             19.2             105.3
  Retained earnings                                   1,676.3           2,188.9
  Foreign currency translation effects                   (1.7)             (1.0)
  Common stock in treasury, at cost, 36,023,000
    and 28,417,000 shares, respectively                (836.1)         (1,164.5)
  Unearned deferred compensation related to TESOP       (37.4)            (46.9)
  Unrealized loss on securities available for sale,
   net of taxes                                            --              (2.6)
                                                     --------          --------
    Total stockholders' equity                        1,058.6           1,264.8
Commitments and contingent liabilities
                                                     --------          --------
                                                     $2,317.5          $2,583.4
                                                     ========          ========


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Tandy Corporation and Subsidiaries

                                                                         Year Ended
                                                                         December 31,
                                                        -------------------------------------
(In millions)                                              1997            1996        1995
 --------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                       $  186.9        $  (91.6)   $  211.9
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Impairment of long-lived assets                             --           112.8          --
  Provision for restructuring cost and other
    charges                                                   --           253.5         1.1
  Depreciation and amortization                             97.2           108.6        92.0
  Deferred income taxes and other items                    106.0          (127.8)       20.1
  Provision for credit losses and bad debts                  2.6             2.8        15.7
Changes in operating assets and liabilities:
  Sale of credit card portfolios                              --              --       342.8
  Receivables                                               (5.9)            8.0       167.4
  Inventories                                              163.8            (0.1)      (23.3)
  Other current assets                                     (20.7)            3.2         3.2
  Accounts payable, accrued expenses and income
   taxes                                                  (209.6)           38.1      (157.9)
                                                        --------        --------    --------
Net cash provided by operating activities                  320.3           307.5       673.0
                                                        --------        --------    --------

Investing activities:
  Additions to property, plant and equipment              (118.4)         (174.8)     (226.5)
  Proceeds from sale of property, plant and
   equipment                                                12.7             2.8        42.0
  Proceeds from sale of AST common stock                    23.8              --          --
  Payment received on AST note                                --            60.0         6.7
  Payment received on InterTAN note                         20.9              --          --
  Other investing activities                                (2.9)           (0.9)       (2.5)
                                                        --------        --------    --------
  Net cash used by investing activities                    (63.9)         (112.9)     (180.3)
                                                        --------        --------    --------

Financing activities:
  Purchases of treasury stock                             (425.6)         (232.9)     (502.2)
  Sales of treasury stock to employee stock
   purchase program                                         35.2            39.4        44.6
  Proceeds from exercise of stock options                   15.5             7.4        18.2
  Dividends paid, net of taxes                             (48.2)          (52.5)      (63.0)
  Changes in short-term borrowings, net                     43.6            40.9        (1.8)
  Additions to long-term borrowings                        149.8             8.0        10.3
  Repayments of long-term borrowings                       (42.3)          (26.9)      (60.9)
                                                        --------        --------    --------
  Net cash used by financing activities                   (272.0)         (216.6)     (554.8)
                                                        --------        --------    --------

Decrease in cash and cash equivalents                      (15.6)          (22.0)      (62.1)
Cash and cash equivalents, at the beginning of the
  year                                                     121.5           143.5       205.6
                                                        --------        --------    --------

Cash and cash equivalents, at the end of the year       $  105.9        $  121.5    $  143.5
                                                        ========        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Tandy Corporation and Subsidiaries




                                                             Common Stock            Treasury Stock
                                             Preferred      -----------------       ------------------
(In millions)                                  Stock        Shares    Dollars       Shares     Dollars
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                 $  530.0        85.6   $   85.6         (27.4)  $  (971.6)
Purchase of treasury stock                         --          --         --          (9.7)     (473.0)
Foreign currency translation adjustments,
net of taxes                                       --          --         --            --          --
Sale of treasury stock to Stock Purchase
Program                                            --          --         --           0.9        33.8
Exercise of stock options                          --          --         --           0.5        18.1
Series B convertible stock dividends,
  net of taxes of $2.3                             --          --         --            --          --
TESOP deferred compensation earned                 --          --         --            --          --
Series C PERCS dividends                           --          --         --            --          --
Repurchase of preferred stock                      --          --         --            --        (3.9)
Common stock dividends declared                    --          --         --            --          --
Redemption of PERCS                            (430.0)         --         --          11.8       433.3
Net income                                         --          --         --            --          --
                                             ----------------------------------------------------------
Balance at December 31, 1995                 $  100.0        85.6   $   85.6         (23.9)  $  (963.3)
Purchase of treasury stock                         --          --         --          (5.7)     (245.9)
Foreign currency translation adjustments,
net of taxes                                       --          --         --            --          --
Sale of treasury stock to Tandy Stock Plan         --          --         --           0.9        36.6
Exercise of stock options and grant of
  stock awards                                     --          --         --           0.3        11.8
Series B convertible stock dividends,
  net of taxes of $2.2                             --          --         --            --          --
TESOP deferred compensation earned                 --          --         --            --          --
Repurchase of preferred stock                      --          --         --            --        (3.7)
Unrealized loss on AST stock, net of tax           --          --         --            --          --
Common stock dividends declared                    --          --         --            --          --
Net loss                                           --          --         --            --          --
                                             ----------------------------------------------------------
Balance at December 31, 1996                 $  100.0        85.6   $   85.6         (28.4)  $(1,164.5)
Purchase of treasury stock                         --          --         --          (9.1)     (412.1)
Foreign currency translation adjustments,
net of taxes                                       --          --         --            --          --
Sale of treasury stock to Tandy Stock Plan         --          --         --           0.8        26.5
Exercise of stock options and grant of
stock awards                                       --          --         --           0.7        23.9
Series B convertible stock dividends,
  net of taxes of $2.1                             --          --         --            --          --
TESOP deferred compensation earned                 --          --         --            --          --
Repurchase of preferred stock                      --          --         --            --        (4.5)
Unrealized loss on AST stock, net of tax           --          --         --            --          --
Common stock dividends declared                    --          --         --            --          --
Two-for-one common stock split                     --        52.7       52.7            --       694.6
Net income                                         --          --         --            --          --
                                             ----------------------------------------------------------
Balance at December 31, 1997                 $  100.0       138.3   $  138.3         (36.0)  $  (836.1)
                                             ==========================================================

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -  continued
Tandy Corporation and Subsidiaries
                                                                      Foreign
                                            Additional                Currency     Unearned    Unrealized
                                             Paid in    Retained     Translation   Deferred     Loss on
(In millions)                                Capital    Earnings       Effects   Compensation  Securities   Total
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                $   93.3    $2,177.0    $   (1.8)    $  (62.3)          --    $1,850.2
Purchase of treasury stock                        --          --          --           --           --      (473.0)
Foreign currency translation adjustments,
 net of taxes                                     --          --         0.7           --           --         0.7
Sale of treasury stock to Stock Purchase
 Program                                        10.8          --          --           --           --        44.6
Exercise of stock options                        2.0          --          --           --           --        20.1
Series B convertible stock dividends,
 net of taxes of $2.3                             --        (4.2)         --           --           --        (4.2)
TESOP deferred compensation earned                --          --          --          7.5           --         7.5
Series C PERCS dividends                          --        (4.8)         --           --           --        (4.8)
Repurchase of preferred stock                     --          --          --           --           --        (3.9)
Common stock dividends declared                   --       (47.8)         --           --           --       (47.8)
Redemption of PERCS                             (3.3)         --          --           --           --          --
Net income                                        --       211.9          --           --           --       211.9
                                            ----------------------------------------------------------------------
Balance at December 31, 1995                $  102.8    $2,332.1    $   (1.1)    $  (54.8)          --    $1,601.3
Purchase of treasury stock                        --          --          --           --           --      (245.9)
Foreign currency translation adjustments,
 net of taxes                                     --          --         0.1           --           --         0.1
Sale of treasury stock to Tandy Stock Plan       2.8          --          --           --           --        39.4
Exercise of stock options and grant of
 stock awards                                   (0.3)         --          --           --           --        11.5
Series B convertible stock dividends,
 net of taxes of $2.2                             --        (4.1)         --           --           --        (4.1)
TESOP deferred compensation earned                --          --          --          7.9           --         7.9
Repurchase of preferred stock                     --          --          --           --           --        (3.7)
Unrealized loss on AST stock, net of tax          --          --          --           --         (2.6)       (2.6)
Common stock dividends declared                   --       (47.5)         --           --           --       (47.5)
Net loss                                          --       (91.6)         --           --           --       (91.6)
                                            ----------------------------------------------------------------------
Balance at December 31, 1996                $  105.3    $2,188.9    $   (1.0)    $  (46.9)        (2.6)   $1,264.8
Purchase of treasury stock                        --          --          --           --           --      (412.1)
Foreign currency translation adjustments,
 net of taxes                                     --          --        (0.7)           --           --        (0.7)
Sale of treasury stock to Tandy Stock Plan       8.7          --          --           --           --        35.2
Exercise of stock options and grant of
 stock awards                                    0.5          --          --           --           --        24.4
Series B convertible stock dividends,
 net of taxes of $2.1                             --        (4.0)         --           --           --        (4.0)
TESOP deferred compensation earned                --          --          --          9.5           --         9.5
Repurchase of preferred stock                     --          --          --           --           --        (4.5)
Unrealized loss on AST stock, net of tax          --          --          --           --          2.6         2.6
Common stock dividends declared                   --       (43.2)         --           --           --       (43.2)
Two-for-one common stock split                 (95.3)     (652.3)         --           --           --        (0.3)
Net income                                        --       186.9          --           --           --       186.9
                                            ----------------------------------------------------------------------
Balance at December 31, 1997                $   19.2    $1,676.3    $   (1.7)    $  (37.4)          --    $1,058.6
                                            ======================================================================

     The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tandy Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
   Tandy Corporation ("Tandy" or the "Company") is engaged in consumer electronics retailing including the retail sale of personal computers. RadioShack(R) is the largest of Tandy's retail store systems with company-owned stores and dealer/franchise outlets. RadioShack's sales and operating revenues are primarily related to private label consumer electronics, brand name personal computers, wireless communication products and services, telephony and direct to home satellite systems. Tandy also operates, through its subsidiary, Computer City, Inc. ("CCI" or "Computer City") the Computer City(R) store chain. Computer City sales relate to personal computer hardware and software, printers, peripheral equipment and accessories through retail locations and direct sales to corporate, government and education customers. Additionally, Tandy continues to operate certain related retail support groups and consumer electronics manufacturing businesses.

   In December 1996, the Company announced its plan to exit the Incredible Universe business as well as certain other stores (see Note 4).

   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Tandy and its majority owned subsidiaries. Investments in 20% to 50% owned companies are accounted for on the equity method. The fiscal periods of certain foreign operations end one month earlier than the Company's year end to facilitate their inclusion in the consolidated financial statements. Significant intercompany transactions are eliminated in consolidation.

   FOREIGN CURRENCY TRANSLATION: In accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average sales exchange rates for the year. Translation gains or losses related to net assets located outside the United States are shown as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. Such foreign currency transaction gains were not significant for each of the years ended December 31, 1997, 1996 and 1995.

   EXTENDED SERVICE CONTRACTS: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 48 months. During 1997, 1996 and 1995, the Company sold extended service contracts on behalf of an unrelated third party and, to a much lesser extent, sold its own extended service contracts. Contracts sold prior to 1995 were offered directly by the Company. The Company accounts for sales of its own contracts in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" which requires that revenues from sales of extended service contracts be recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue. Commission revenue for the unrelated third party extended service contracts is recognized at the time of sale.

   CASH AND CASH EQUIVALENTS: Cash on hand in stores, deposits in banks and all highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value.

   MARKETABLE SECURITIES: The Company had an investment in AST common stock at December 31, 1996 (see Note 7) which it sold on August 14, 1997. This investment was classified as an other current asset in the accompanying Consolidated Balance Sheet at December 31, 1996. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), this investment was categorized as "available for sale". In accordance with FAS 115, securities classified as "available for sale" are marked to market based upon market value fluctuations. Resulting adjustments, net of deferred taxes, are reported as a component of stockholders' equity until realized. Declines in fair value that are considered to be other than temporary are recognized in earnings and establish a new cost basis for the security. Realized gains and losses are also included in earnings and are determined on the specific identification method.

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

   PROPERTY, PLANT AND EQUIPMENT: Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are:

-------------------------------------------------------------------------
Buildings......................................               10-40 years
Buildings under capital lease..................over the life of the lease
Equipment......................................                2-15 years
Leasehold improvements......................... primarily, the shorter of the life of the improvements or the
                    term of the related lease and certain renewal periods
-------------------------------------------------------------------------

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

   IMPAIRMENT OF LONG-LIVED ASSETS: Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. See Note 6 for further information.

   FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities or their varying interest rate.

   HEDGING AND DERIVATIVE ACTIVITY: The Company entered into interest rate swap agreements in the first quarter of 1995 to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. The Company used the swaps to hedge certain obligations with floating rates; thus, the difference between the floating and fixed interest rate amounts, based on these swap agreements, was recorded as income or expense. Through December 31, 1996, the Company had entered into five swaps with regard to notional amounts totaling $90.0 million. Prior to 1995, the Company was not a party to any interest rate swaps. At December 31, 1996 and 1995, the Company would have had to pay approximately $3.8 million and $7.0 million, respectively, to terminate the interest rate swaps in place. These amounts were obtained from the counterparties and represent the fair value of the swap agreements. At December 31, 1996, the Company recognized a termination charge equal to the estimated amount the Company would be required to pay to terminate the swaps of $3.8 million due to the early termination of the underlying lease obligations (see
Note 4). These swaps were terminated in March 1997 at no material gain or loss.

   The Company has not historically utilized derivatives to manage foreign currency risks and exposure except for an immaterial amount of foreign exchange forward contracts used to hedge a portion of its foreign purchases. As of December 31, 1997, the Company had no outstanding purchase orders for which a foreign exchange contract was used as a hedge. Moody's has assigned a counterparty rating to Tandy Corporation of Baa2. This rating is an opinion of the financial capacity of Tandy to honor its senior obligations under financial contracts. Financial contracts entered into by Tandy include the limited use of foreign currency forwards to hedge foreign exchange risk arising from the purchase of inventory.

   REVENUES:  Retail sales are recorded on the accrual basis.

   INCOME TAXES: Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits are more likely than not.

   EARNINGS PER SHARE: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the year ended December 31, 1997 and all prior periods presented herein have been restated to conform with the provisions of this statement. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:



(Dollars and shares in               1997                                1996                                 1995
millions, except per ----------------------------------   ----------------------------------   -----------------------------------
share amounts)         Income       Shares    Per Share     Income       Shares    Per Share     Income       Shares    Per Share
                     (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount
                    ------------ ------------- --------   ----------- ------------- --------   ----------- ------------- ---------
Net income            $  186.9                             $  (91.6)                            $  211.9
Less: Preferred
 stock dividends          (6.1)                                (6.3)                                (6.5)
                      --------                             --------                             --------

Basic EPS
Net income (loss)
 available to
 common
 shareholders            180.8       107.2    $   1.69        (97.9)       119.7  $  (0.82)        205.4      126.5    $   1.62
                                              ========                            ========                             ========

Effect of dilutive
 securities:
Plus dividends on
 Series B
 preferred stock           6.1                                                                       6.5
Additional
 contribution
 required for
 TESOP if
 preferred stock
 had been converted       (3.9)        3.5                                                          (3.7)       3.8
Stock options                          1.5                                                                      1.1
                      --------    --------                                                      --------   --------

Diluted EPS
Net income (loss)
 available to common
 shareholders
 plus assumed
 conversions          $  183.0       112.2    $   1.63     $  (97.9)       119.7  $  (0.82)     $  208.2      131.4    $   1.58
                      ========    ========    ========     ========     ========  ========      ========   ========    ========


   Options to purchase 0.7 million and 0.9 million shares of common stock in 1997 and 1995, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year. In 1996, 4.6 million options to purchase common stock and an additional 3.6 million shares of Series B preferred stock were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive.

   STOCK-BASED COMPENSATION: The Company adopted, on a disclosure basis only, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996. The Company continues to measure compensation costs under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations.

   ADVERTISING COSTS: All advertising costs of the Company are expensed the first time the advertising takes place. Advertising expense was $195.4 million, $254.6 million, and $257.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     CAPITALIZED SOFTWARE COSTS: The Company capitalizes qualifying costs relating to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized costs at December 31, 1997, 1996 and 1995 totaled $25.4 million, $23.5 million and $3.5 million, net of accumulated amortization of $5.7 million, $2.4 million and $1.5 million, respectively. In January 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The SOP becomes effective for all fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1.

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

NOTE 3 - STOCK SPLIT
   On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock for stockholders of record at the close of business on August 29, 1997, payable on September 22, 1997. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. Treasury shares were not split; however, an adjustment was made to the Company's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares). All references to the number of shares of common stock issued or outstanding, per share prices, and income per common share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split. Additionally, cash dividends which were $0.20 per share per quarter prior to the two-for-one split have been adjusted to $0.10 per share per quarter to reflect the two-for-one split.

NOTE 4 - PROVISION FOR BUSINESS RESTRUCTURING
   In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. The components of the restructuring charge and an analysis of the reserves are outlined in the 1996 Restructuring table below.

   The Company recorded a pre-tax charge of $25.5 million during the second quarter of 1996 related to an Incredible Universe restructuring program announced in May 1996. The charge related primarily to future lease obligations, disposition of fixed assets, and certain termination costs associated with employees. This program included an overhead reduction plan, the closing of two stores in the second quarter of 1996 due to inadequate sales volumes and non-recoverable costs incurred with certain real estate sites held for new store development. The Company also recorded a pre-tax restructuring charge of $136.6 million in the fourth quarter of 1996 related to the closing of the remaining 53 McDuff stores, exiting the Incredible Universe business (consisting of 17 remaining open stores), and the closure of 21 unprofitable Computer City stores. The fourth quarter charges related primarily to lease obligations, real estate costs, employee termination expenses and contract cancellation costs. In association with the 1996 restructurings, the Company also recognized an impairment charge of $112.8 million pursuant to FAS 121 (see Note 6) and lower of cost or market impairments aggregating approximately $91.4 million primarily related to inventory that was liquidated at the affected stores. Inventory impairment charges were recognized in the Consolidated Statements of Income as an increase in cost of sales in 1996.

   In January 1997, the Company closed the respective 53 McDuff and 21 Computer City stores. The sale of the real estate of six Incredible Universe stores and related fixed assets and inventory to Fry's Electronics, Inc. and its affiliates ("Fry's") was concluded in July 1997 for approximately $21.5 million in cash and $97.4 million in notes receivable with no material gain or loss recognized upon the sale. At December 31, 1997, the notes receivable balance was $75.3 million. The interest rates on the notes range from approximately 5.9% to 6.7% with maturity dates ranging from one year to five years. The sales of seven additional Incredible Universe locations were completed during July and August 1997 for $81.2 million in cash, notes receivable and marketable securities, the securities having been subsequently sold for cash. Again, no material gain or loss was recognized upon the sale of the assets. The note receivable approximated $0.9 million at December 31, 1997. The lease was terminated on another location during the fourth quarter of 1997, leaving five locations remaining at December 31, 1997.

   As of March 18, 1998, signed agreements existed to sell the building and leasehold improvements on two other Incredible Universe locations and to sublease the land at one of these locations, subject to obtaining final approvals and permits. Management anticipates that the three remaining Incredible Universe locations will be sold, subleased or the leases terminated with the lessors by the third quarter of 1998, based on signed letters of intent obtained by the Company and/or negotiations currently in process; however, there can be no assurance that such planned disposals or lease terminations will occur.

   Sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

         (In millions)                1997         1996        1995
         -------------              --------     --------    --------

    Sales and operating revenues    $  164.6     $1,403.4    $1,318.0
    Operating loss (1)                 (30.1)      (114.4)      (62.3)

(1) The operating loss for 1997 excludes a reserve estimate recorded in the fourth quarter of 1997 of an additional $11.6 million relating to store closings pursuant to the 1996 store closure plan. The $11.6 million provision is included in selling, general and administrative expense in the accompanying 1997 Consolidated Statements of Income.

   Although no significant additional provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the closing of real estate sales, among other factors, may result in additional charges.

   The components of the combined restructuring charges and an analysis of the amounts charged against the reserve are outlined in the following table:

1996 Restructuring

                                                Charges                            Charges
                         Balance   Additional   1/1/96-     Balance    Additional  1/1/97-    Balance
(In millions)            12/31/95   Reserves    12/31/96    12/31/96    Reserves   12/31/97   12/31/97
-------------            --------   --------    --------    --------    --------   --------   --------

Real estate obligations  $   12.2       96.8       (15.5)       93.5        11.6      (78.1)  $   27.0
Disposal of fixed
 assets                        --        8.0        (8.0)         --          --         --         --
Inventory impairment           --        2.5        (2.5)         --          --         --         --
Termination benefits           --        7.1        (2.5)        4.6          --       (4.6)        --
Contract termination
 costs                         --       13.2          --        13.2          --      (13.2)        --
Other                          --       34.5        (8.1)       26.4          --      (24.8)       1.6
                         --------   --------    --------    --------    --------   --------   --------
                         $   12.2      162.1       (36.6)      137.7        11.6     (120.7)  $   28.6
                         ========   ========    ========    ========    ========   ========   ========



NOTE 5 - NEW COMPUTER CITY STRATEGY
     On June 26, 1997, the Company organized a new subsidiary, CCI, and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka") entered into a Stock Purchase Agreement with the Company (the "Stock Purchase Agreement") to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka. Accordingly, this transaction has not been recognized as a sale for accounting purposes and Tandy continues to consolidate 100% of CCI's results of operations. The note bears interest at 8% per annum and is payable on or before July 17, 2002. Eureka, on July 17, 1997, also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity as defined pursuant to the Stock Purchase Agreement.

   Eureka has the option to require the Company to repurchase all shares owned by Eureka and the warrant in the event that it is exercisable but unexercised, upon payment of certain amounts, as provided in the Stock Purchase Agreement, if certain financial performance goals are met by CCI and the CCI Board of Directors does not approve the establishment of CCI as an independent entity by means of one or more transactions. Additionally, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the warrant in the event that it is exercisable but unexercised, upon payment of certain amounts, as determined by defined formulas pursuant to the Stock Purchase Agreement.

   Sales and operating revenues, operating losses, and restructuring and other charges (before interest and taxes) for CCI for each of the three years ended December 31 are presented below:

                                            1997          1996           1995
                                          --------      --------       --------
   Sales and operating revenues           $1,903.7      $2,080.5       $1,779.2
   Operating loss                            (14.9)        (47.2)         (20.3)
   Restructuring and other charges              --         (54.2)            --

   As described more fully in Note 4, during the fourth quarter of 1996 Tandy elected to close 21 unprofitable stores. CCI recognized a pre-tax restructuring charge aggregating $14.8 million associated with these closings. The charges related primarily to lease obligations and employee termination expenses. CCI also recognized impairment charges pursuant to FAS 121 aggregating $18.7 million during 1996 and lower of cost or market impairments aggregating approximately $20.7 million related to inventory liquidated at the affected stores. Additionally, the new management team at CCI has taken and will continue to take certain actions to increase revenues and achieve profitability. These actions include increasing service revenues which typically have a higher gross margin than merchandise sales, increasing direct sales to corporations, government and education customers, creating a build-to-order program which allows customers to order custom-configured personal computers, and developing the ability to purchase products on-line via the Internet. Management of CCI and Tandy believe that these actions will result in improved operating performance; however, there can be no assurance that increased sales and profitability will be achieved. Should these actions fail to increase sales and achieve operating profit, management may be required to close additional stores, sell certain assets or take other measures deemed necessary to achieve improved operating performance.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
   Upon adoption of FAS 121 in the first quarter of 1996, the Company recognized an initial non-cash impairment loss of approximately $26.0 million to conform with this statement, primarily as a result of grouping long-lived assets at their lowest level of cash flows to determine impairment as required by this statement. Fair value was principally determined based upon estimated future discounted cash flows (before interest) related to each group of assets.

   The Company recognized an additional non-cash impairment charge of $86.8 million in the fourth quarter of 1996 primarily related to the disposal of certain long-lived assets pursuant to its restructuring plan (see Note 4). These assets principally related to the Incredible Universe, Computer City and McDuff stores that were part of the store closure plan, and certain foreign real estate. Fair value was principally determined by quoted market prices.

NOTE 7 - AST SECURITIES
   On July 12, 1996, the Company received $60.0 million in cash and $30.0 million in AST common stock as final payment of a $90.0 million note payable from AST to the Company. The Company's original cost basis approximated $6.67 per share.

   During the fourth quarter of 1996, the Company sold 85,000 shares of the acquired stock for proceeds aggregating $0.5 million. Based upon AST's closing market price at December 31, 1996, and a proposal from Samsung Electronics Co., Ltd. ("Samsung") to purchase the remaining outstanding shares of AST for $5.10 per share, the Company recognized a pre-tax loss of $7.0 million on the stock because the decline in the price was determined to be other than temporary. The $7.0 million loss was charged to selling, general and administrative expenses in the accompanying 1996 Consolidated Statements of Income. The then remaining unrealized pre-tax loss of $4.0 million, considered a temporary market decline, was recorded as a $2.6 million, net of tax, reduction to stockholders' equity.

   During August 1997, the Company sold the remaining 4,413,594 shares of AST common stock under a tender offer from Samsung for total proceeds of $23.8 million and recovered the $2.6 million, net of tax, temporary market decline originally recorded as a reduction of equity. Additionally, a gain of $1.3 million was recognized on the sale which has been included as a reduction to SG&A expense in the accompanying 1997 Consolidated Statements of Income.

NOTE 8 - SALE OF CREDIT OPERATIONS
   In December 1994, the Company sold its Computer City and Incredible Universe private label credit card portfolios to SPS Transactions Services, a majority-owned subsidiary of Dean Witter, Discover & Company ("SPS"). As a result of the transaction, Tandy received cash of $85.8 million at the time of the sale, and a deferred payment of $179.8 million during 1995. The Company discounted the deferred payment by 5.0% to yield interest income of approximately $3.5 million over the twelve month payout period.

   On March 30, 1995, the Company completed the sale, at net book value, of the RadioShack and Tandy Name Brand private label credit card accounts and substantially all related accounts receivable to Hurley State Bank, a subsidiary of SPS. As a result of the transaction, Tandy received $342.8 million in cash and a deferred payment of $49.4 million. All of the deferred payment was received in 1995, except for $2.1 million, which was received in 1996.

NOTE 9 - CASH EQUIVALENTS
   The weighted average interest rates were 5.9% and 5.7% at December 31, 1997 and 1996, respectively, for cash equivalents totaling $53.1 million and $25.4 million, respectively.

NOTE 10 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable

                                                       December 31,
                                                ---------------------------
(In millions)                                     1997               1996
-------------                                   --------           --------
Trade accounts receivable                        $ 175.4           $  211.0
Receivables from InterTAN                            3.1                9.5
Current portion of Fry's notes receivable           27.6                 --
Receivables from service providers                  23.4                1.9
Other receivables                                   30.6               12.7
Less allowance for doubtful accounts                (8.8)              (7.9)
                                                --------           --------
                                                $  251.3           $  227.2
                                                ========           ========

   As  of  December  31,  the  Company  had  the  following   notes   receivable
outstanding:

Notes Receivable

                                            December 31,
                                     ---------------------------
(In millions)                          1997               1996
-------------                        --------           --------
InterTAN (see Note 26)               $     --           $   19.5
Fry's (see Note 4)                       75.3                 --
Other                                     4.7                 --
                                     --------          ---------
                                         80.0               19.5
Less amount classified as
accounts and notes receivable           (28.8)              (4.9)
                                     --------          ---------

Total amount classified as other
 assets                              $   51.2           $   14.6
                                     ========          =========


   Interest income earned, including accretion of discount if applicable, on the amounts outstanding during the three years ended December 31 was as follows:

                                                     Year Ended
                                                    December 31,
                                     -------------------------------------------
(In millions)                           1997            1996           1995
-------------                         --------        --------       --------
AST (1)                               $     --        $    2.6       $    4.9
InterTAN                                   5.4             6.7            8.3
Fry's                                      3.3              --             --
Credit card operations (2)                  --              --           18.5
Other (3)                                  4.5             3.7           10.6
                                      --------        --------       --------

Total                                 $   13.2        $   13.0       $   42.3
                                      ========        ========       ========

(1) The note receivable from AST was paid in full in 1996.
(2) The Company completed the sale of its credit card operations during 1995 (see Note 8).
(3) Other interest income for 1995 included $6.2 million of IRS settlements.

Allowance for Doubtful Accounts
                                                          December 31,
                                                ------------------------------
(In millions)                                     1997        1996      1995
-------------                                   --------    --------  --------
Balance at the beginning of the year            $    7.9    $    5.8  $   21.4
Provision for credit losses and bad debt
 included in selling, general and
 administrative expense                              2.6         2.8      15.7
Reserve on credit accounts sold                       --          --     (18.8)
Uncollected receivables written off,
 net of recoveries                                  (1.7)       (0.7)    (12.5)
                                                --------    --------  --------
Balance at the end of the year                  $    8.8    $    7.9  $    5.8
                                                ========    ========  ========

NOTE 11 - OTHER CURRENT ASSETS
   The December 31, 1997 balance of other current assets includes $67.5 million of deferred income taxes primarily relating to the remaining accrued restructuring costs and insurance reserves, $28.0 million of properties held for sale relating to five Incredible Universe locations which the Company had not disposed of at December 31, 1997 and the current portion of notes receivable (see Note 10). The December 31, 1996 balance of other current assets included $99.2 million of deferred income taxes principally relating to the Company's 1996 restructuring plan and charges related thereto (see Notes 4, 6 and 17).

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

                                                     December 31,
                                              --------------------------
(In millions)                                   1997              1996
-------------                                 --------          --------
Land                                          $   16.9          $   18.8
Buildings                                        180.9             209.3
Buildings under capital lease                     31.3              34.4
Furniture, fixtures and equipment                474.8             402.0
Leasehold improvements                           377.8             369.8
                                               -------          --------
                                               1,081.7           1,034.3
Less accumulated depreciation
 and amortization of capital leases             (559.8)           (488.7)
                                               -------          --------
                                               $ 521.9          $  545.6
                                               =======          ========

NOTE 13 - TREASURY STOCK REPURCHASE PROGRAM
   On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 10.0 million shares of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996. The share increase for 1997 brings the total authorization to 30.0 million shares of which 21.0 million shares, totaling $529.2 million, had been purchased as of December 31, 1997. These purchases are in addition to the shares required for employee plans which are purchased throughout the year.

NOTE 14 - INDEBTEDNESS AND BORROWING FACILITIES
   Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table below. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. The Company's primary source of short-term debt, for which borrowings and repayments are presented net of each other in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper has a typical maturity of 90 days or less, as does the short-term seasonal bank debt.

   The Company has an active commercial paper program. A $500.0 million committed facility is in place as backup for the commercial paper program. This facility is composed of two agreements: a one-year facility for $200.0 million expiring June 1998 and a five-year facility for $300.0 million expiring June 2001. Annual commitment fees for the two facilities are 0.07% of the $200.0 million facility per annum and 0.10% of the $300.0 million facility per annum, respectively, whether used or unused. The banks limit the amount of commercial paper that may be outstanding to a maximum of $500.0 million. At December 31, 1997, there was $35.0 million of commercial paper outstanding backed up by these facilities.

   On August 19, 1997, the Company issued $150.0 million of 10 year unsecured senior notes under a $300.0 million Debt Shelf Registration Statement (the "Registration Statement"), which was effective August 6, 1997. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007.

   In December 1997, the Company issued $4.0 million in medium-term notes under the remaining $150.0 million of the Registration Statement. Tandy's medium-term notes outstanding at December 31, 1997 under the 1991 and 1997 shelf registrations totaled $30.0 million compared to $54.5 million at December 31, 1996. The interest rates at December 31, 1997 for the outstanding $30.0 million in medium-term notes ranged from 6.31% to 8.63%, with the weighted average coupon rates being 8.2% and 8.5% at December 31, 1997 and 1996, respectively.

   On July 17, 1997, the Company provided to CCI a $150.0 million line of credit which expired on December 31, 1997. Any borrowings and related interest charges on this line of credit between CCI and the Company were treated as intercompany and eliminated in consolidation. On December 19, 1997, CCI replaced the $150.0 million line of credit with a revolving credit facility with a syndicate of six banks. As of December 31, 1997, $30.0 million was outstanding under this line of credit. This $150.0 million credit facility matures in December 1998. Tandy Corporation is the guarantor of the new credit line.

   The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Fund in
Note 19.

   Long-term borrowings and capital lease obligations outstanding at December 31, 1997 mature as follows:

(In millions)
-----------------------------------------------------------------
1998..................................................   $   39.3
1999..................................................       19.8
2000..................................................       15.4
2001..................................................       18.2
2002..................................................        5.8
2003 and thereafter...................................      176.9
                                                         --------
Total.................................................    $ 275.4
                                                         ========
-----------------------------------------------------------------

   The fair value of the Company's long-term debt of $224.9 million (including current portion, but excluding capital leases) is approximately $230.6 million at December 31, 1997. The fair value was computed using interest rates which were in effect at December 31, 1997 for similar debt instruments.

   Borrowings payable within one year are summarized in the accompanying short-term debt table below. The short-term debt caption includes primarily domestic seasonal borrowings.

Short-Term Debt
                                                               December 31,
                                                           --------------------
(In millions)                                                1997        1996
-------------                                              --------     -------
Short-term bank debt and other short-term debt            $  225.2    $  156.7
Current portion of long-term debt                             25.0        28.7
Commercial paper, less unamortized discount                   35.0        59.9
Current portion of capitalized lease obligations               1.9         0.4
Current portion of guarantee of TESOP indebtedness            12.4        12.3
                                                          --------    --------
Total short-term debt                                     $  299.5    $  258.0
                                                          ========    ========


Long-Term Debt
                                                              December 31,
                                                          --------------------
(In millions)                                               1997        1996
-------------                                             --------    --------

Notes payable with interest rates
 at December 31, 1997 ranging from
 5.10% to 5.30%                                           $    9.1    $    9.3
Notes payable issued pursuant to the
 Registration Statement with an
 interest rate of 6.95%, net of
 unamortized issuance costs of
 $6.3 million                                                143.7          --
Medium-term notes payable, net of
 issuance  cost, with interest
 rates at December 31, 1997 ranging
 from  6.31% to 8.63%                                         30.0        54.5
                                                          --------    --------
                                                             182.8        63.8
Less portion due within one year
 included in current notes payable                           (25.0)      (28.7)
                                                          --------    --------
                                                             157.8        35.1
                                                          --------    --------

Capital lease obligations (see Note 24)                       50.5        29.7
Less current portion                                          (1.9)       (0.4)
                                                          --------    --------
                                                              48.6        29.3
                                                          --------    --------
Guarantee of TESOP indebtedness
 (see Note 19)                                                42.1        52.2
Less current portion                                         (12.4)      (12.3)
                                                          --------    --------
                                                              29.7        39.9
                                                          --------    --------

Total long-term debt                                      $  236.1    $  104.3
                                                          ========    ========


Short-Term Borrowing Facilities
                                                   Year Ended December 31,
                                               --------------------------------
(In millions)                                    1997        1996        1995
-------------                                  --------    --------    --------
Domestic seasonal bank credit lines
 and bank money market lines:
  Lines available at year end                  $1,190.0    $  987.0    $  940.0
  Loans outstanding at year end                $  225.2    $  147.2    $   64.9
  Weighted average interest rate at
   year end                                         6.5%        5.9%        6.0%
  Weighted average of loans
   outstanding during year                     $  216.9    $   91.8    $  107.0
  Weighted average interest rate during
   period                                           5.9%        5.6%        6.2%

Short-term foreign credit lines:
  Lines available at year end                  $  132.3    $  157.6    $  139.1
  Loans outstanding at year end                    None        None        None
  Weighted average interest rate at
   year end                                         N/A         N/A         N/A
  Weighted average of loans outstanding
    during period                              $    0.8         N/A    $    0.3
  Weighted average interest rate during
   period                                           6.0%        N/A         3.8%

Letters of credit and banker's acceptance
 lines of credit:
  Lines available at year end                  $  237.3    $  230.3    $  417.5
  Acceptances outstanding at year end              None        None        None
  Letters of credit open against
   outstanding purchase orders at year end     $   65.9    $   33.9    $   79.9

Commercial paper credit facilities:
  Commercial paper outstanding at year end     $   35.0    $   59.9    $  101.3
  Weighted average interest rate at
   year end                                         7.1%        5.8%        6.0%
  Weighted average of commercial paper
    outstanding during period                  $  189.7    $  210.2    $  198.1
  Weighted average interest rate during
    period                                          5.9%        5.7%        6.2%

NOTE 15 - LEASES AND COMMITMENTS
   Tandy leases rather than owns most of its facilities. The RadioShack stores comprise the largest portion of Tandy's leased facilities. The RadioShack and Computer City stores are located primarily in major shopping malls, shopping centers or freestanding facilities owned by other companies. Store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space.

   Future minimum rent commitments at December 31, 1997 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)                         Operating Leases          Capital Leases
--------------------------------------------------------------------------------
1998................................      $160.0                    $ 12.1
1999................................       148.8                      12.2
2000................................       124.1                      12.4
2001................................        94.2                      12.5
2002................................        68.8                       9.1
2003 and thereafter...............         202.0                      52.0
                                                                   -------
Total minimum lease payments..................................       110.3
Less: Amount representing interest............................       (59.8)
                                                                   -------
Present value of net minimum lease payments...................     $  50.5
                                                                   =======
   Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed pursuant to the restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 4).

Rent Expense

                                                   Year Ended December 31,
                                               --------------------------------
(In millions)                                    1997        1996        1995
-------------                                  --------    --------    --------
Minimum rents                                  $  221.9    $  238.9    $  216.6
Contingent rents                                    2.8         2.8         2.9
Sublease rent income                               (2.1)       (1.9)       (1.9)
                                               --------    --------    --------

  Total rent expense                          $   222.6    $  239.8    $  217.6
                                              =========    ========    ========


NOTE 16 - ACCRUED EXPENSES

                                                       December 31,
                                                   ---------------------
(In millions)                                         1997         1996
-------------                                      --------     --------
Payroll and bonuses                                $   56.6     $   55.8
Sales and payroll taxes                                52.0         53.4
Insurance                                              66.8         65.6
Deferred service contract income                        6.8         11.6
Rent                                                   22.3         27.5
Advertising                                            22.2         30.7
Restructuring reserve                                  28.6        137.7
Other                                                  17.8         43.0
                                                   --------     --------
                                                   $  273.1     $  425.3
                                                   ========     ========

NOTE 17 - INCOME TAXES
   The   components  of  the   provision   (benefit)  for  income  taxes  and  a
reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.

Income Tax Expense (Benefit)

                                                  Year Ended December 31,
                                              -------------------------------
(In millions)                                   1997        1996       1995
-------------                                 --------    --------   --------
Current
  Federal                                     $   12.4    $  79.7    $  105.1
  State                                            2.6        5.3        11.4
  Foreign                                          2.3        2.5         3.1
                                              --------    -------    --------
                                                  17.3       87.5       119.6
                                              --------    -------    --------

Deferred
  Federal                                         92.3     (131.8)       11.7
  State                                            7.4       (9.7)         --
  Foreign                                           --         --          --
                                              --------    -------    --------
                                                  99.7     (141.5)       11.7
                                              --------    -------    --------

Provision (benefit) for income taxes          $  117.0    $ (54.0)   $  131.3
                                              ========    =======    ========

Statutory vs. Effective Tax Rate
                                                    Year Ended December 31,
                                                --------------------------------
(In millions)                                     1997        1996        1995
-------------                                   --------    --------    --------
Components of pre-tax income (loss)
 from continuing operations:

United States                                  $  295.0    $ (148.6)   $  341.2
Foreign                                             8.9         3.0         2.0
                                               --------    --------    --------
Income (loss) before income taxes                 303.9      (145.6)      343.2
Statutory tax rate                                 x 35%       x 35%       x 35%
                                               --------    --------    --------
Federal income tax expense (benefit)
  at statutory rate                               106.4       (51.0)      120.1
State income taxes, less federal income
  tax effect                                        6.5        (2.8)        7.4
Other, net                                          4.1        (0.2)        3.8
                                               --------    --------    --------
Total income tax expense (benefit)             $  117.0    $  (54.0)   $  131.3
                                               ========    ========    ========

Effective tax rate                                 38.5%       37.1%       38.3%
                                               ========    ========    ========

   The 1996 tax rate differed from the 1997 and 1995 tax rates due primarily to foreign income taxes which were incurred on foreign income despite the overall loss incurred by the Company.

     Deferred tax assets and liabilities as of December 31, 1997 and 1996 were comprised of the following:

                                                           December 31,
                                                       ---------------------
(In millions)                                            1997        1996
-------------                                          --------    ---------
Deferred Tax Assets
Bad debt reserve                                       $    3.9    $     3.6
Intercompany profit elimination                             6.9          4.0
Deferred service contract income                            3.9          4.3
Restructuring reserves                                     35.5         51.9
Inventory impairment                                         --         32.0
Long-lived asset impairment                                 4.0         30.4
Insurance reserves                                         18.6         17.6
Depreciation and amortization                                --          7.2
Rental agreements                                           6.4          5.2
Other                                                      16.2         16.3
                                                       --------     --------
    Total deferred tax assets                              95.4        172.5
                                                       --------     --------

Deferred Tax Liabilities
Inventory adjustments, net                                  5.0          5.0
Deferred taxes on foreign operations                        3.4          2.8
Depreciation and amortization                              38.0           --
Other                                                      10.0           --
                                                       --------     --------
    Total deferred tax liabilities                         56.4          7.8
                                                       --------     --------
Net Deferred Tax Assets                                $   39.0     $  164.7
                                                       ========     ========

The net deferred tax asset is
 classified as follows:
  Other current assets                                 $   67.5     $   99.2
  Noncurrent assets (liabilities)                         (28.5)        65.5
                                                       --------     --------
Net Deferred Tax Assets                                $   39.0     $  164.7
                                                       ========     ========

   Management anticipates generating enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance is not required at December 31, 1997 and 1996.

NOTE 18 - TANDY STOCK PLAN
   Eligible employees may contribute 1% to 7% of annual compensation to purchase Company common stock at fair market value. The Company matches 40%, 60% or 80% of the employee's contribution depending on the length of the employee's continuous participation in the Tandy Stock Plan. Tandy's contributions to the Stock Plan were $13.7 million, $14.5 million and $18.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 19 - TANDY FUND
   On January 1, 1996, the Tandy Employees Stock Ownership Plan ("TESOP"), a leveraged employee stock ownership plan, was amended and merged with the Tandy Employees Deferred Salary and Investment Plan ("DIP") and renamed the Tandy Fund ("Plan"). The Plan is a defined contribution plan.

   Eligible employees are provided with the choice to direct their contributions into various investment options, including investing in Company common stock. Participants may defer, via direct salary reductions, a minimum of 1% of gross salary and wages up to a maximum of 8%, in increments of 1%. Contributions per participant are limited to certain annual maximums as set forth by the Internal Revenue Code.

   Company contributions are made directly to the Tandy Fund through the TESOP portion of the Plan. Participants become fully vested in Company contributions upon the earlier to occur of five years of service with the Company or three years of participation in the Plan.

   TESOP Portion of the Tandy Fund: On July 31, 1990, prior to its merger into the Tandy Fund, the trustee of the TESOP, which is now the Tandy Fund (collectively the "Tandy Fund"), borrowed $100.0 million at an interest rate of 9.34% with varying semiannual principal payments due through June 30, 2000. The Tandy Fund trustee used the proceeds from the issuance of the 1990 notes to purchase 100,000 shares of TESOP Preferred Stock from Tandy at a price of $1,000 per share. In December 1994, the Tandy Fund entered into an agreement with an unrelated third party to refinance a portion of the Tandy Fund's indebtedness by borrowing $5.1 million at 8.76%. This debt matures in December 2000. Pursuant to that agreement, in December 1997, 1996 and 1995, the Tandy Fund borrowed an additional $2.2 million at 6.73%, $3.5 million at 7.01% and $4.3 million at 6.47%, respectively. This additional indebtedness matures in December of 2002, 2001 and 2001, respectively. Dividend payments and contributions from Tandy will be used to repay the indebtedness. Each share of TESOP Preferred Stock is convertible into 43.536 shares of Company common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semi-annually. Because Tandy has guaranteed the repayment of these notes, the indebtedness of the Tandy Fund is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned compensation related to the Tandy Fund.

   Compensation and interest costs related to the Tandy Fund before the reduction for the allocation of dividends are presented below for each year ended December 31:

  (In millions)                 1997          1996          1995
  -------------                 ----          ----          ----
  Compensation                $  9.5        $  8.0        $  7.5
  Interest                       4.4           5.1           5.7

   During the term of the TESOP notes, the TESOP Preferred Stock will be allocated to the participants annually based on the total debt service made on the indebtedness.

   As shares of the TESOP Preferred Stock are allocated to the Tandy Fund participants, compensation expense is recorded and unearned compensation is reduced. Interest expense on the TESOP notes is also recognized as a cost of the Tandy Fund. The compensation component of the Tandy Fund expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

   Contributions from Tandy to the Tandy Fund for the years ended December 31, 1997, 1996 and 1995 totaled $14.5 million, $11.4 million and $11.2 million, respectively, including dividends paid on the TESOP Preferred Stock of $6.1 million, $6.3 million and $6.5 million, respectively.

   At December 31, 1997, 55,238 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the Tandy Fund (including 20,130 shares which had been withdrawn by participants). At December 31, 1997, an additional 10,052 shares of TESOP Preferred Stock were released for allocation to participants at the March 31, 1998 annual allocation date. At December 31, 1997, 34,710 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP notes. The appraised value of these shares was $59.5 million at December 31, 1997.

   The TESOP Preferred Stock has certain liquidation preferences and may be redeemed after July 1, 1994, at specified premiums.

NOTE 20 - STOCK OPTIONS AND PERFORMANCE AWARDS
   The Company applies Accounting Principles Board ("APB"), Opinion No. 25 and related interpretations in accounting for its stock option plans, which are described below. Historically, the exercise price of options has been equal to or greater than fair market value at the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans.

   Tandy Corporation 1985 Stock Option Plan ("1985 SOP"): Under the 1985 SOP, as amended, options to acquire up to 4.0 million registered shares of Tandy's common stock were authorized to be granted to officers and key management employees of the Company. No further grants may be made under the 1985 SOP, as its term has expired. The Organization and Compensation Committee of the Board of Directors (the "Committee") had sole discretion in the granting of options. Generally, the term of incentive stock options did not exceed 10 years and vested ratably over three years. Nonstatutory stock options did not exceed a term of 10 years plus one month and vested ratably over five years. The options did not have an exercise price less than 100% of fair market value of Company common stock on date of grant.

   Under the 1985 SOP there were 916,513 and 1,596,260 vested options which could have been exercised for a total price of $15.6 million and $27.7 million at December 31, 1997 and 1996, respectively.

   Tandy Corporation 1993 Incentive Stock Plan ("1993 ISP"): In March 1993, the Board of Directors adopted the 1993 ISP, which was approved by the shareholders in October 1993. A total of 6.0 million shares of the Company's common stock was reserved for issuance under the 1993 ISP. In May 1995, the shareholders approved an amendment to the 1993 ISP to provide for an initial option grant of 10,000 shares to each non-employee director, to increase the annual September option grant to directors from 6,000 to 8,000 shares and to provide for payment of all or one-half of director retainer fees in Company common stock.

   The 1993 ISP permits the grant of incentive stock options ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

   Grants of options under the 1993 ISP shall be for terms specified by the Committee, except that the term shall not exceed 10 years. Provisions of the 1993 ISP generally provide that in the event of a change in control, all options become immediately and fully exercisable and all restrictions on restricted stock lapse.

   As part of the 1993 ISP, the shareholders approved an amendment in May 1995, whereby each non-employee director of the Company receives a grant of NSOs for 8,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"). Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant.

   The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

   Under the 1993 ISP, there were 1,528,054 and 1,138,860 vested options which could have been exercised for a total exercise price of $34.8 million and $25.1 million at December 31, 1997 and 1996, respectively. In addition, at December 31, 1997 and 1996 there were 59,160 and 2,774,878 shares available for additional grants under the 1993 ISP, respectively. The 1993 ISP shall terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under the 1993 ISP thereafter.

   The Company granted, under the 1993 ISP on February 1, 1997, an aggregate of approximately 2,041,200 restricted stock awards of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair value of $22.59 per share when granted. Vesting of the restricted stock occurs at the earlier of the following: (1) if managers are employed as a store manager or higher position by the Company after February 1, 1999 and the Company common stock closes at $33 13/16 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2002 if the managers are employed as store managers or a higher position of the Company, at that time. Compensation expense, equal to the fair market value of the shares upon vesting, will be recognized when it becomes probable that the performance criteria will be met or upon actual vesting. As of December 31, 1997, there were 1,658,800 stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

   The Company, as of February 1, 1997, also granted under the 1993 ISP an aggregate of approximately 370,500 stock options of 1,500 shares each to RadioShack district sales managers, 3,000 shares each to RadioShack regional sales managers, and 2,000 shares each to Computer City sales managers. The exercise price of the options is equal to the fair market value at the date of the grant.

   On May 15, 1997, the Committee awarded a total of 26,000 shares of restricted stock under the 1993 ISP to two executive officers, based on past performance. Compensation expense of approximately $1.0 million was recognized in association with the restricted stock awards.

   Tandy Corporation 1997 Incentive Stock Plan ("1997 ISP"): In February 1997, the Board of Directors adopted the 1997 ISP, which was approved by shareholders on May 15, 1997. A total of 5.5 million shares of the Company's common stock was reserved for issuance under the 1997 ISP. The 1997 ISP provides that the maximum number of shares of Company common stock that an eligible employee may receive in any calendar year in respect of options and performance awards may not exceed 500,000 shares. The maximum dollar amount of cash or the fair market value of shares in any calendar year in respect of performance units may not exceed $1.5 million.

   The 1997 ISP permits the grant of ISOs, NSOs, SARs, restricted stock, performance units or performance shares.

   Grants of options under the 1997 ISP shall be for terms specified by the Committee, except that the term shall not exceed 10 years. Provisions of the 1997 ISP generally provide that in the event of a change in control, all options become immediately and fully exercisable and all restrictions on restricted stock lapse. In addition, a pre-determined percentage of any performance units vests and restrictions on a pre-determined percentage of performance shares lapse.

   As part of the 1997 ISP, each non-employee director of the Company receives, unless a grant is made at that time under the 1993 ISP, Director Options under similar terms as described in the 1993 ISP section above. New directors upon election or appointment will, unless a grant is made at that time under the 1993 ISP, receive a one-time grant of 10,000 shares.

   The exercise price of shares under an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant. As provided in the 1997 ISP, the exercise price of each Director Option shall not be less than 100% of the fair market value of the Company's common stock on the day preceding the date of grant.

   Under the 1997 ISP, there were no vested options at December 31, 1997. In addition, there were 5.5 million shares available on December 31, 1997 for grants under the 1997 ISP.

   The Company granted, under the 1997 ISP on February 1, 1998, an aggregate of approximately 324,750 restricted stock awards of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant as described in the 1993 ISP section above. Vesting of the restricted stock occurs at the earlier of the following: (1) if managers are employed as a store manager or higher position by the Company after February 1, 2000 and the Company common stock closes at $58 1/8 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2003 if the managers are employed as store managers or a higher position of the Company, at that time. Compensation expense, equal to the fair market value of the shares upon vesting, will be recognized when it becomes probable that the performance criteria will be met or upon actual vesting.

   The Company also granted under the 1997 ISP on February 1, 1998, an aggregate of approximately 178,500 stock options of 750 shares each to RadioShack district sales managers, 1,500 shares each to RadioShack regional sales managers and 1,000 shares each to three RadioShack members of management in the dealer/franchise department. The exercise price of the options is equal to the fair market value at the date of the grant.

   Pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") has been determined as if the Company had accounted for its employee stock options and restricted stock awards under the fair value method of that statement. The fair value of each option or restricted stock award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1997, 1996 and 1995 were, respectively: expected dividend yield of 1.7%, 2.0% and 1.3%, expected volatility of 25.5%, 27.9% and 27.3%; risk free interest rates of 6.1%, 6.7% and 6.1%; and expected lives of six, seven and seven years. The weighted average assumptions used for restricted stock grants in 1997 were: expected dividend yield of 1.7%, expected volatility of 25.9%, risk free interest rate of 6.3% and expected life of five years.

   For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the vesting period. The Company's pro forma information follows:


(In millions, except
per share amounts)                       1997                     1996                    1995
------------------------------------------------------  ----------------------  ----------------------
                               As Reported   Pro Forma  As Reported  Pro Forma  As Reported  Pro Forma
                               -----------   ---------  -----------  ---------  -----------  ---------

Net income (loss) available
to common shareholders           $  180.8    $  171.5    $  (97.9)   $ (101.6)   $  205.4    $  203.2

Net income (loss) available
 per common share:
    Basic                        $   1.69    $   1.60    $  (0.82)   $  (0.85)   $   1.62    $   1.61
    Diluted                      $   1.63    $   1.55    $  (0.82)   $  (0.85)   $   1.58    $   1.57


   The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option and restricted stock awards granted prior to 1995.

   A summary of stock option transactions under the Company's stock option plans and information about fixed price stock options follow:


Summary of Stock Option Transactions

(Share amounts in thousands)              1997                     1996                      1995
-------------------------------- ----------------------  ---------------------- ----------------------
                                               Weighted              Weighted                Weighted
                                               Average               Average                 Average
                                               Exercise              Exercise                Exercise
                                   Shares       Price      Shares      Price     Shares        Price
                                 ----------------------  ---------------------  ---------------------

Outstanding at beginning of
 year                               4,568     $  20.67     4,398     $  20.52     4,352     $  18.08
Grants...............               1,044        30.29       908        20.96     1,044        27.64
Exercised...........               (1,086)       18.66      (536)       17.53      (986)       17.23
Forfeited............                 (80)       23.96      (202)       26.98       (12)       20.82
                                 --------               --------               --------
Outstanding at end of year          4,446     $  23.36     4,568     $  20.67     4,398     $  20.52
                                 ========               ========               ========

Exercisable at end of year          2,445     $  20.63     2,736     $  19.20     2,506     $  17.74
                                 ========               ========               ========
Weighted average fair value
 of options granted during
 the year                        $   9.64               $   7.50               $  10.25
                                 ========               ========               ========



Fixed Price Stock Options

(Share amounts
 in thousands)             Options Outstanding                           Options Exercisable
---------------------------------------------------------------      ---------------------------
                                    Weighted
                     Shares         Average          Weighted           Shares        Weighted
    Range of       Outstanding     Remaining          Average         Exercisable      Average
Exercise Prices   at 12/31/97  Contractual Life  Exercise Price      at 12/31/97  Exercise Price
---------------   ------------ ----------------  --------------      ------------ --------------

$12.53 - 20.09       1,540         6.17 yrs         $  17.65            1,041         $  16.55
 20.09 - 22.09       1,035         4.46 yrs            21.42              892            21.36
 22.31 - 27.75       1,125         7.61 yrs            25.75              453            27.12
 28.28 - 33.19         179         8.49 yrs            31.41               49            31.10
 35.13 - 35.13         567         9.63 yrs            35.13               10            35.13
                  --------                                           --------
$12.53 - 35.13       4,446         6.67 yrs         $  23.36            2,445           $20.63
                  ========                                           ========


NOTE 21 - PREFERRED SHARE PURCHASE RIGHTS
   In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. The rights, as amended, which will expire on June 22, 2000, are currently represented by the common stock certificates and when they become exercisable will entitle holders to purchase one one-thousandth of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $70 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the prior consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any person becoming an Acquiring Person. In the event that any person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a prior market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any person becomes an Acquiring Person, the Company engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a prior market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.05 per right prior to any person becoming an Acquiring Person or, under certain circumstances, after the expiration of the 60-day period described above, but the rights may not be redeemed or the rights plan amended for 180 days following a change in a majority of the members of the Board (or if certain agreements are entered into during such 180-day period).

NOTE 22 - TERMINATION PROTECTION PLANS
   In August 1990 and in May 1995, the Board of Directors of the Company approved amendments to the termination protection plans. These plans provide for defined termination benefits to be paid to eligible employees of the Company who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, the Company, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, the Company may not terminate or change existing employee benefit plans in any way which will effect accrued benefits or decrease the rate of the Company's contribution to the plans.

NOTE 23 - ISSUANCE OF SERIES C PERCS AND TENDER OFFER
   In February 1992, the Company issued 15.0 million depositary shares of Series C Conversion Preferred Stock ("Series C PERCS") at $29.50 per depositary share (equivalent to $2,950.00 for each Series C PERCS). Each of the depositary shares represented ownership of 1/100th of a share of Series C PERCS. The annual dividend for each depositary share was $2.14 (based on the annual dividend rate for each Series C PERCS of $214.00).

   Tandy announced on January 23, 1995 that it had exercised its right to call all the issued and outstanding Series C PERCS for conversion on March 10, 1995, prior to its mandatory conversion date of April 15, 1995. For each Series C PERCS depositary share redeemed, 1.575514 Tandy common shares were issued for an aggregate of approximately 23.6 million shares. In addition, each Series C PERCS depositary share received a dividend in cash of $0.321 representing the accrued dividend from January 16, 1995 through the redemption date of March 10, 1995.

NOTE 24 - SUPPLEMENTAL CASH FLOW INFORMATION
   Cash flows from operating activities included cash payments as follows:

                                       Year Ended December 31,
                          ------------------------------------------------
(In millions)                 1997              1996             1995
-------------             -------------    --------------    -------------

Interest paid               $   42.8         $    37.8         $   34.8
Income taxes paid               51.9              60.7             68.4

   During 1997, the Company received notes approximating $98.3 million as a partial payment on the sale of Incredible Universe assets. In 1996, the Company received $30.0 million in AST common stock as partial payment of a $90.0 million note receivable from AST (see Note 7).

   Capital lease obligations of $22.1 million, $4.4 million and $6.0 million were recorded during the years ended December 31, 1997, 1996 and 1995, respectively, for the lease of certain retail stores and equipment.

NOTE 25 - CONTINGENCIES
   Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1997. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

   Pursuant to the Company's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy, the Company receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. For the years ended December 31, 1997, 1996 and 1995, the Company recognized income of $5.8 million, $0.2 million and $1.3 million, net of tax, respectively, under this Agreement. These payments will continue to be made over a 15-year time period, and are contingent upon O'Sullivan's level of earnings from year to year. The income is recorded as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

NOTE 26 - RELATIONS WITH INTERTAN
   InterTAN, Inc. ("InterTAN"), the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Summarized in the tables below are the notes and other receivables due from InterTAN at December 31, 1997 and 1996, as well as the income components generated from operations relative to InterTAN for each of the three years ended December 31, 1997, 1996 and 1995.

                                             December 31,
                                       -----------------------
(In millions)                            1997           1996
-------------                          --------       --------
Gross amount of notes                  $     --       $   27.8
Discount                                     --           (8.3)
                                       --------       --------

Net amount of notes                    $     --       $   19.5
                                       ========       ========

Current portion of notes               $     --       $    4.9
Non-current portion of notes                 --           14.6
Other current receivables                   3.1            4.6
                                       --------       --------
                                       $    3.1       $   24.1
                                       ========       ========


                                        Year Ended December 31,
                                  ----------------------------------
(In millions)                       1997         1996         1995
-------------                     --------     --------     --------
Sales and commission income       $    8.4     $    8.5     $   10.9
Interest income                        2.0          2.9          4.1
Accretion of discount                  3.4          3.8          4.2
Royalty income                         3.3          2.0          0.8
                                  --------     --------    ---------
Total income                      $   17.1     $   17.2    $    20.0
                                  ========     ========    =========

   In August 1993, Trans World Electronics, Inc. ("Trans World"), a subsidiary of Tandy, reached an agreement with InterTAN's banking syndicate to buy approximately $42.0 million of InterTAN's debt at a negotiated, discounted price. The debt purchased from the banks was restructured into a seven-year note with interest of 8.64% (the "Series A" note). Trans World also provided approximately $10.0 million in working capital and trade credit to InterTAN. Interest on the working capital loan (the "Series B" note) of 8.11% was due semiannually beginning February 25, 1994 until the note was paid in full in 1996. On December 30, 1997, InterTAN repaid the gross amount of the "Series A"
note in full. In consideration for the extension of credit, Trans World had received five-year warrants exercisable for approximately 1,450,000 shares of InterTAN common stock. The warrants were returned to InterTAN in December 1997 upon repayment of the "Series A" note. Due to the repayment of the "Series A"
note in 1997, the Company will no longer receive interest income or have an accretion of discount from InterTAN. The Company recognized a gain of $4.7 million upon retirement of the "Series A" note equal to the proceeds recovered less the net amount of the note receivable at the date of retirement. The gain has been classified as a reduction to SG&A expense in the accompanying 1997 Consolidated Statements of Income.

   Under the terms of a merchandise agreement reached with InterTAN in October 1993, as amended, InterTAN may purchase, on payment terms, certain products sold or secured by Tandy. A&A International, Inc. ("A&A"), a subsidiary of Tandy, is and will continue to be the exclusive purchasing agent for products originating in Asia for InterTAN. A&A receives commission income for this service. License agreements, as amended, also provide a royalty payable to Tandy, which began in the September 1995 quarter.

NOTE 27 - QUARTERLY DATA (UNAUDITED)
   As the Company's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

   During the quarter ended December 31, 1996, the Company recognized a FAS 121 charge and a restructuring charge of $86.8 million and $136.6 million, respectively. In addition, gross profit for the fourth quarter of 1996 was impacted by a lower of cost or market inventory impairment of $91.4 million, largely attributable to the restructuring plan associated with inventory liquidations for closed stores (see Note 4).

   During the quarter ended December 31, 1997, the Company revised its provision for store closings pursuant to the 1996 store closure plan and recognized an additional charge of $11.6 million related to store closings pursuant to the 1996 store closure plan.



QUARTERLY DATA (Unaudited)

                                                              Three Months Ended
                                           ---------------------------------------------------------
(In millions, except per share amounts)     March 31        June 30        Sept. 30        Dec. 31
----------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
Net sales and operating revenues           $  1,291.7       $ 1,146.0      $ 1,227.5       $ 1,707.0

Gross profit                               $    451.6       $   445.6      $   468.0       $   649.1

Net income                                 $     25.6       $    28.7      $    36.4       $    96.2

Preferred dividends                        $      1.6       $     1.5      $     1.5       $     1.5

Net income available to common
  shareholders                             $     24.0       $    27.2      $    34.9       $    94.7

Net income available per common share:

    Basic                                  $     0.22       $    0.25      $    0.33       $    0.92

    Diluted                                $     0.21       $    0.24      $    0.32       $    0.88

Shares used in computing earnings
 per common share:

    Basic                                       111.8           108.3          105.7           103.2

    Diluted                                     116.4           113.2          110.8           108.6

Dividends declared per common share        $     0.10       $    0.10      $    0.10       $    0.10


Year ended December 31, 1996:
Net sales and operating revenues           $  1,447.0       $ 1,352.9      $ 1,434.9       $ 2,050.7

Gross profit                               $    491.7       $   474.0      $   484.2       $   572.5

Net income (loss)                          $     14.5       $     9.3      $    22.3       $  (137.7)

Preferred dividends                        $      1.6       $     1.6      $     1.6       $     1.5

Net income (loss) available to
  common shareholders                      $     12.9       $     7.7      $    20.7       $  (139.2)

Net income (loss) available per
  common share:

    Basic                                  $     0.11       $    0.06      $    0.17       $   (1.20)

    Diluted                                $     0.11       $    0.06      $    0.17       $   (1.20)

Shares used in computing earnings
 per common share:

    Basic                                       122.3           121.1          118.9           116.4

    Diluted                                     122.3           121.1          118.9           116.4

Dividends declared per common share        $     0.10       $    0.10      $    0.10       $    0.10


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

10b*           Form of Executive Pay Plan Letters.                            66

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

10s*           Form of Deferred Compensation Agreement dated October 2,
               1997 with selected Executive Employees of Tandy Corporation.   73

10t*           Form of Deferred Compensation Agreement dated October 2, 1997
               with selected Executive Employees of Tandy Corporation.        76

10u*           Form of December 1997 Deferred Salary and Bonus Agreement
               (Stock Investment) with selected Executive Employees of Tandy
               Corporation.                                                   79

10v*           Form of December 1997 Salary and Bonus Agreement with selected
               Executive Employees of Tandy Corporation.                      84

10w*           Tandy Corporation Executive Deferred Compensation Plan,
               effective April 1, 1998.                                       89

10x*           Tandy Corporation Executive Deferred Stock Plan, effective
               April 1, 1998.                                                 97

10y*           Tandy Corporation Unfunded Deferred Compensation Plan for
               Directors as amended and restated January 1, 1998.            106

11             Statement of Computation of Ratios of Earnings to Fixed
               Charges.                                                      109

21             Subsidiaries.                                                 110

23             Consent of Independent Accountants.                           111

27.1           Financial Data Schedule.                                      112

27.2           Restated Financial Data Schedule.                             113

27.3           Restated Financial Data Schedule.                             114

------------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                     EXHIBIT 10b


December 31, 1996

TO:

FROM:

SUBJECT:       Compensation Plan, Fiscal Year 1997


Your compensation plan for fiscal year 1997, as approved by the Organization and Compensation Committee of the Board of Directors, is outlined below.

Your compensation plan for fiscal year 1997 is outlined below.

I.      FY 1997 Base Salary
        -------
        Your Base Salary for FY97 shall be $.

II. Your bonus for FY97 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
           Each percentage  point of positive change that the Tandy  Corporation
           and  subsidiaries   income  from  operations  (before  income  taxes)
           increases from $.

        2. EARNINGS PER SHARE
           Each percentage point of positive change that the Tandy Corporation earnings per share increases from the $ per share.

        3. STOCK PRICE
           a.  Each   percentage   point  of  positive  change  that  the  Tandy
               Corporation stock price increases, based on the average daily closing price for 1996 and 1997.

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

           Your factors to be used for each of the calculations above are as follows:

               1.  Income  increase:  $

               2. Earnings per share increase: $

               3. Stock price increase: $


Page 2
January 1, 1997
Compensation Plan, FY97


III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal
        -----------------------------------------------------------------
                                            Minimum Increase %
                                            ------------------
               1.  Income

               2.  Earnings per share

               3.  Stock price
                    a.  Tandy Stock Increase
                    b.  Peer Group                    N/A

        Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds % of your base salary.

        Bonus will only be paid on each goal which exceeds the Minimum  Increase
                   ----
        % set forth above.

IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example:
        Retirement date is August 10. Bonus calculations would include actual results through July 31 and the latest budgeted numbers from August through December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

January 1, 1997


TO:

FROM:

SUBJECT:       Compensation Plan, Fiscal Year 1997


Your compensation plan for fiscal year 1997 is outlined below.

I.      FY 1997 Base Salary
        -------
        Your Base Salary for FY97 shall be $.

II. Your bonus for FY97 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        TANDY CORPORATION
        a.   INCOME
             Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $.

        b.   EARNINGS PER SHARE
             Each percentage point of positive change that the Tandy Corporation earnings per share increases from $ per share.

        c.   STOCK PRICE
             Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1996 and 1997.

             If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

             Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121.

Page 2
January 1, 1997
Compensation Plan, FY97


        RADIO SHACK
             INCOME
             Each percentage point of positive change that the Radio Shack Division net income (before income taxes) increase from $.

        Radio Shack results will be adjusted to reflect TE Manufacturing and distribution operations for 1996 and 1997.

        Percentages shall be calculated to two decimal points.

        Your factors to be used for each of the calculations above are as follows:

               TANDY
               a.  Income increase:  $
               b.  Earnings per share increase: $
               c.  Stock price increase: $

               RADIO SHACK
               Income increase:  $


III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal
        -----------------------------------------------------------------
                                                         Minimum Increase %
                                                         ------------------
        TANDY
             a.  Income

             b.  Earnings per share

             c.  Stock price
                  a.  Tandy Stock Increase
                  b.  Peer Group                                  N/A

        RADIO SHACK
                  Income


        Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds % of your base salary.

        Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above.

Page 3
January 1, 199
Compensation Plan, FY97


IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example: Retirement date is August 10. Bonus calculations would include actual results through July 31 and the latest budgeted numbers from August through December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

January 1, 1997

TO:

FROM:

SUBJECT:       Compensation Plan, Fiscal Year 1997

Your compensation plan for fiscal year 1997 is outlined below.

I.      FY 1997 Base Salary
        -------
        Your Base Salary for FY97 shall be $.


II. Your bonus for FY97 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
           Each percentage  point of positive change that the Tandy  Corporation
           and  subsidiaries   income  from  operations  (before  income  taxes)
           increases from $.

        2. EARNINGS PER SHARE
           Each percentage point of positive change that the Tandy Corporation earnings per share increases from $ per share.

        3. STOCK PRICE
           a.  Each   percentage   point  of  positive  change  that  the  Tandy
               Corporation stock price increases, based on the average daily closing price for 1996 and 1997.

           b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121.

           Your factors to be used for each of the calculations above are as follows:

               1. Income  increase:  $

               2. Earnings per share increase: $

               3. Stock price increase: $

        INCOME - TE, ETC.
        Each percentage point of positive change that the TE-US, TE-Asia, and Tandy Transportation net income (Pre Admin) increases from $ times a factor of $.

Page 2
January 1, 1997
Compensation Plan, FY97

        INCOME - REPAIR, ETC.
        Each percentage point of positive change that the Tandy Services (Repair, Parts Departments and Falcon and all the Distribution Operating Units) net income (Pre Admin) increases from $ times a factor of $.

        Percentages shall be calculated to two decimal points.

III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal
        -----------------------------------------------------------------
                                                   Minimum Increase %
                                                   ------------------
               1.  Tandy Corp Income

               2.  Earnings per share

               3.  Stock price
                   a.  Tandy Stock Increase
                   b.  Peer Group                        N/A

               4.  Net Income - TE, etc.

               5.  Net Income - Repair, etc.

        Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds % of your base salary.

        Bonus will only be paid on each goal which exceeds the Minimum  Increase
                   ----
        % set forth above.

IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example: Retirement date is August
        10. Bonus calculations would include actual results through July 31 and the latest budgeted numbers from August through December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

                                                                   EXHIBIT 10s

                                    FORM OF
                        DEFERRED COMPENSATION AGREEMENT
                                    BETWEEN
                             TANDY CORPORATION AND


THIS AGREEMENT made this 2nd day of October, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and _________________ , a resident of the State of Texas ("Executive").

                                  WITNESSETH:

WHEREAS, Executive is the ____________________ of Tandy and receives certain compensation from Tandy;

WHEREAS, Executive desires to defer the receipt of a portion of his compensation; and

WHEREAS, Tandy agrees to defer the payment of a portion of the compensation of the Executive.

NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

Deferral of Compensation. In consideration for the amounts to be credited to the
------------------------
Deferred Compensation Account (defined below), on the date of this Agreement, Executive shall relinquish to Tandy _____ shares of Tandy common stock that are designated to vest on January 2, 1998 under a Restricted Stock Agreement dated January 2, 1996 between Executive and Tandy; and thereafter, Executive shall have no rights with respect to such common stock.

Deferred Compensation Account.
-----------------------------

1.    Tandy shall establish a book reserve (the "Deferred Compensation
      Account").

2. Tandy shall credit ____ shares of Tandy common stock (the "Shares") to the Deferred Compensation Account on January 2, 1998. In addition, Tandy shall credit to the Deferred Compensation Account an amount equal to the cash dividends attributable to the Shares as of the cash dividend record date(s) set by the Board of Directors of Tandy after the date hereof and prior to the delivery of the Shares to Executive. Notwithstanding the foregoing, if the Executive would not have vested in the shares of Tandy common stock designated to vest on January 2, 1998 which he surrendered, no amount shall be credited to the Deferred Compensation Account.

3. The Shares shall be equitably adjusted by the Organization and Compensation Committee of the Board of Directors of Tandy (the "O & C Committee") to take into account any recapitalization, reorganization, merger, stock split, stock dividend or other changes in Tandy common stock from the date of this Agreement until the date the Shares are delivered under the terms hereof.

Investment of Deferred Compensation Account.
-------------------------------------------

1. Other than with respect to the Shares, Tandy shall invest, from time to time, an amount of its assets equal to the remaining value of the Deferred Compensation Account in such mutual funds, stocks, bonds, securities, or other investments as may be selected by Executive in his sole discretion, provided that no portion of the remaining value or Tandy assets attributable thereto may be invested in Tandy common or preferred stock.

2.    Any earnings,  gains, or losses  (realized or unrealized)  associated with
      the   investment  of  such  assets  shall  be  credited  to  the  Deferred
      Compensation Account.

3. Executive agrees on behalf of himself and his beneficiary to assume all risk, loss, cost or expense in connection with any decrease in the value of the Deferred Compensation Account.

4. Executive and his beneficiary shall have no property interest whatsoever in any specific assets of Tandy.

Payment of Deferred Compensation.
--------------------------------

1. Except as otherwise provided herein, Tandy shall pay to Executive in a single sum the amount credited to the Deferred Compensation Account on January 2, 2002.

      Executive may, on or before December 31, 2000, elect in writing to receive the amount credited to the Deferred Compensation Account in more than one annual installment, but no more than ten annual installments, provided that payment shall not begin prior to January 2, 2002. If Executive shall die prior to the payment of any amount remaining in the Deferred Compensation Account, then such amount shall be paid in cash and Shares, as the case may be, in a single payment to his beneficiary or estate, as the case may be.

2. Prior to the commencement of benefits under this Agreement, the Executive may request a distribution due to a Hardship (as defined below). If the Executive has commenced to receive installment payments under this Agreement, he may request acceleration of such payments in the event of a Hardship. The Executive may request a Hardship distribution or acceleration by submitting a written request to the O & C Committee accompanied by evidence to demonstrate that the circumstances being experienced qualify as a Hardship. The O & C Committee shall, in its sole discretion, determine whether the Executive has experienced a Hardship. Any distribution on account of Hardship shall be limited to an amount sufficient to meet the Hardship.

      For purposes of this Agreement, a Hardship is an immediate financial need of the Executive resulting from extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Executive.

3. Any amounts credited to the Deferred Compensation Account shall be paid as follows:

      (a) Distribution of the Shares credited to the Deferred Compensation Account as of January 2, 1998 shall be paid solely in shares of Tandy common stock; and

      (b)  Distribution of the remaining value shall be paid in cash.

Beneficiary.  The beneficiary under this Agreement shall be Executive's  spouse.
-----------
If Executive's spouse predeceases the Executive or dies simultaneously with the Executive, then the beneficiary under this Agreement shall be Executive's estate. Executive may change the beneficiary under this Agreement by notifying Tandy's General Counsel in writing.

Funding.
-------
1. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind,or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any amounts which may be invested or credited under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person or entity, other than Tandy, shall by virtue of the provisions of this Agreement have any interest in such amounts. To the extent that any person or entity acquires a right to receive payments or the delivery of the Shares from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create, at Tandy's expense, a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets allocated to the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person
------------------------------------
to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.
-------------
1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2. The O & C Committee shall have full power and authority to interpret, construe, and administer this Agreement. The O & C Committee's interpretation and construction of this Agreement, and its actions hereunder, including any valuation of the Deferred Compensation Account or the amount of the payment or the identity of the recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the Board of Directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3. This Agreement shall be binding upon and inure to the benefit of Tandy, its successors and assigns, and Executive and his heirs, executors, administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas, and venue for any actions hereunder or related to this Agreement shall be in Tarrant County, Texas.


IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.


                                               TANDY CORPORATION



__________________________                   By:_____________________________
Secretary

                                               ______________________________

                                                                   EXHIBIT 10t

                                    FORM OF
                        DEFERRED COMPENSATION AGREEMENT
                                    BETWEEN
                             TANDY CORPORATION AND
                             _____________________

THIS AGREEMENT made this 2nd day of October, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and ________________, a resident of the State of Texas ("Executive").

                                  WITNESSETH:

WHEREAS, Executive is_____of Tandy and receives certain compensation from Tandy;

WHEREAS, Executive desires to defer the receipt of a portion of his compensation; and

WHEREAS, Tandy agrees to defer the payment of a portion of the compensation of the Executive.

NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

Deferral of Compensation. In consideration for the amounts to be credited to the
------------------------
Deferred Compensation Account (defined below), on the date of this Agreement, Executive shall relinquish to Tandy his shares of Tandy common stock that are designated to vest on the following dates and in the following amounts:

1.___ shares of Tandy common  stock on January 2, 1998 under a Restricted  Stock
      Agreement dated January 2, 1996 between Executive and Tandy;

2.___ shares of Tandy common stock on May 15, 1998 under a Restricted  Stock
      Agreement dated May 15, 1997 between Executive and Tandy; and

      thereafter, Executive shall have no rights with respect to such common stock.

Deferred Compensation Account.
-----------------------------
1. Tandy shall establish a book reserve (the "Deferred Compensation Account").

2. Tandy shall credit to the Deferred Compensation Account:

      (a)  On January  2,  1998,  shares of Tandy  common  stock  (the  "January
           Shares"). In addition, Tandy shall credit to the Deferred Compensation Account an amount equal to the cash dividends attributable to the January Shares as of the cash dividend record date(s) set by the Board of Directors of Tandy after the date hereof and prior to the delivery of such shares to Executive.

      (b) On May 15, 1998, ___ shares of Tandy common stock (the "May Shares"). In addition, Tandy shall credit to the Deferred Compensation Account an amount equal to the cash dividends attributable to the May Shares as of the cash dividend record date(s) set by the Board of Directors of Tandy after the date hereof and prior to the delivery of such shares to Executive.

      (c) Notwithstanding the foregoing, if the Executive would not have vested in the shares of Tandy common stock designated to vest on January 2, 1998 and May 15, 1998 which he surrendered, no amount shall be credited to the Deferred Compensation Account.

3. The January Shares and May Shares shall be equitably adjusted by the Organization and Compensation Committee of the Board of Directors of Tandy (the "O & C Committee") to take into account any recapitalization, reorganization, merger, stock split, stock dividend or other changes in Tandy common stock from the date of this Agreement until the January Shares and May Shares are delivered under the terms hereof. The January Shares and the May Shares are collectively referred to as (the "Shares").

Investment of Deferred Compensation Account.
-------------------------------------------
1. Other than with respect to the Shares, Tandy shall invest, from time to time, an amount of its assets equal to the remaining value of the Deferred Compensation Account in such mutual funds, stocks, bonds, securities, or other investments as may be selected by Executive in his sole discretion, provided that no portion of the remaining value or Tandy assets attributable thereto may be invested in Tandy common or preferred stock.

2.    Any earnings,  gains, or losses  (realized or unrealized)  associated with
      the   investment  of  such  assets  shall  be  credited  to  the  Deferred
      Compensation Account.

3. Executive agrees on behalf of himself and his beneficiary to assume all risk, loss, cost or expense in connection with any decrease in the value of the assets credited to the Deferred Compensation Account.

4. Executive and his beneficiary shall have no property interest whatsoever in any specific assets of Tandy.

Payment of Deferred Compensation.
--------------------------------
1. Except as otherwise provided herein, on the date which is one year after the date Executive terminates employment with Tandy, Tandy shall pay to Executive in a single sum the amount credited to the Deferred Compensation Account.

      Executive may, at any time prior to termination of employment, elect in writing to receive the amount credited to the Deferred Compensation Account in more than one annual installment, but no more than ten annual installments, provided that payment shall not begin prior to one year after termination of employment. If Executive shall die prior to the payment of any amount remaining in the Deferred Compensation Account, then such amount shall be paid in cash and Shares, as the case may be, in a single payment to his beneficiary or estate, as the case may be.

2. Prior to the commencement of benefits under this Agreement, the Executive may request a distribution due to a Hardship (as defined below). If the Executive has commenced to receive installment payments under this
      Agreement, he may request acceleration of such payments in the event of a Hardship. The Executive may request a Hardship distribution or acceleration by submitting a written request to the O & C Committee accompanied by evidence to demonstrate that the circumstances being experienced qualify as a Hardship. The O & C Committee shall, in its sole discretion, determine whether the Executive has experienced a Hardship. Any distribution on account of Hardship shall be limited to an amount sufficient to meet the Hardship.

      For purposes of this Agreement, a Hardship is an immediate financial need of the Executive resulting from extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Executive.

3. Any amounts credited to the Deferred Compensation Account shall be paid as follows:

      (a) Distribution of the January Shares and May Shares credited to the Deferred Compensation Account as of January 2, 1998 and May 15, 1998, respectively, shall be paid solely in shares of Tandy common stock; and

      (b) Distribution of the remaining value shall be paid in cash.

Beneficiary.  The beneficiary under this Agreement shall be Executive's  spouse.
-----------
If Executive's spouse predeceases the Executive or dies simultaneously with the Executive, then the beneficiary under this Agreement shall be Executive's estate. Executive may change the beneficiary under this Agreement by notifying Tandy's General Counsel in writing.

Funding.
-------
1. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any amounts which may be invested or credited under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person or entity, other than Tandy, shall by virtue of the provisions of this Agreement have any interest in such amounts. To the extent that any person or entity acquires a right to receive payments or the delivery of the Shares from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create, at Tandy's expense, a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets allocated to the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person
------------------------------------
to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.
-------------
1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2.    The O & C  Committee  shall have full power and  authority  to  interpret, construe, and administer this Agreement. The O & C Committee's interpretation and construction of this Agreement, and its actions hereunder, including any valuation of the Deferred Compensation Account or the amount of the payment or the identity of the recipient of the payment, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the Board of Directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3. This Agreement shall be binding upon and inure to the benefit of Tandy, its successors and assigns, and Executive and his heirs, executors, administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas, and venue for any actions hereunder or related to this Agreement shall be in Tarrant County, Texas.


IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.


                                             TANDY CORPORATION



_____________________________               By:_____________________________
Secretary

                                             _______________________________

                                                                     EXHIBIT 10u

             DEFERRED SALARY AND BONUS AGREEMENT (STOCK INVESTMENT)
                                    BETWEEN
                             TANDY CORPORATION AND
                           _________________________


     THIS AGREEMENT made this__ day of December, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and a resident of the State of Texas ("Executive").

                                  WITNESSETH:

     WHEREAS, Executive is the __________________ of Tandy and receives certain compensation from Tandy;

     WHEREAS, Executive desires to defer the receipt of a portion of his compensation; and WHEREAS, Tandy agrees to defer the payment of a portion of the compensation of Executive.

     NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

     Definitions. For purposes of this Agreement, the following capitalized
     -----------
     terms shall have the following meanings:

     "Common Stock" means the common stock, par value of $1.00 per share, of Tandy.

     "Dividend Equivalent" means the amount equal to the cash dividend payable on a single share of Common Stock.

     "Market Value" means the average of the closing prices of a share of Common Stock on the New York Stock Exchange for each trading day in a calendar month.

     "Stock Unit" means a unit of account which is deemed to equal a single share of Common Stock.

     Deferral of  Compensation.  Executive hereby agrees to defer the receipt of
     -------------------------
     the following cash compensation elected below, subject to the terms and conditions of this Agreement:

     ____ Executive's Biweekly Net Salary to be paid from January 1, 1998 through March 31, 1998 (the "Salary Deferral Period"). "Biweekly Net Salary" shall mean Executive's gross biweekly salary less ___ for each biweekly payroll period.

     ____ Executive's Net Bonus (if any). "Net Bonus" shall mean Executive's bonus which, if earned and due, would otherwise be paid in February, 1998 (the "Bonus Payment Month") less ________.

   Deferred Compensation Account.
   -----------------------------
   1.     Tandy  shall  establish a book reserve  (the  "Deferred   Compensation
          Account").

   2.     Tandy shall credit to the Deferred Compensation Account:

          (a) As soon as practicable following each pay period end in the Salary Deferral Period, Stock Units in an amount equal to the applicable Biweekly Net Salary divided by the Market Value for the month of deferral, plus additional Stock Units equal to 12% of the Biweekly Net Salary Stock Units (the "Salary Matching Contribution");

          (b) As soon as practicable after the last day of the Bonus Payment Month, Stock Units equal to the Net Bonus, if any, divided by the Market Value for the month of deferral, plus additional Stock Units equal to 12% of the Net Bonus Stock Units (the "Bonus Matching Contribution"); and
          (c) If the payment date under this Agreement is on or after the earlier of January 1, 2004 or termination of employment, additional Stock Units equal to 25% of the Biweekly Net Salary Stock Units and the Net Bonus Stock Units (which amount shall vest 20% each December 31st beginning with December 31, 1998).

   Investment of Deferred Compensation Account.
   -------------------------------------------
   1. Executive's Deferred Compensation Account shall remain invested in Stock Units for the duration of this Agreement.

   2. With respect to any cash dividend paid on Common Stock, Executive's Deferred Compensation Account shall be credited (as soon as administratively feasible in the month following the month which includes the record date for such dividend) with the number of Stock Units (including fractions thereof) equal to

          (a) the product of the number of Stock Units credited to the Deferred Compensation Account on the record date for such dividend times the Dividend Equivalent, divided by
                                                         ----------
          (b) the Market Value (for the month which includes the record date for such dividend) of a share of Common Stock.

   3. Executive agrees on behalf of himself and his beneficiary to assume all risk, loss, cost or expense in connection with any decrease in the value of the Deferred Compensation Account.

   4.     Executive  and  his  beneficiary   shall  have  no  property  interest
          whatsoever in any specific assets of Tandy.

   Payment of Deferred Compensation.
   --------------------------------
   1. Executive hereby elects that payment of his vested benefit hereunder will begin (circle and complete the applicable election):

          (a) on the first business day of February coincident with, or immediately following, Executive's termination of employment with Tandy;
          (b)    on the first business day of February _____, (fill in year); or
                 (c) on the earlier of "A" or "B".

          Executive hereby elects that his payment, as described above, will be made in the following form (circle and complete the applicable election):

          (a)    single sum; or
          (b)    ___annual installments (not to exceed 10).

          Executive's payment election shall be irrevocable except that if above Executive elects payment in the form of a single sum, then he may change such election to an election for periodic payments, provided, however, that such periodic payments commence on the same day that the single sum would have been paid and that such election change is filed with the Organization and Compensation Committee of the Board of Directors of Tandy (the "0 & C Committee") at least 12 months prior to the day payment of the single sum was to be made. This change in election may be made only once.

          Notwithstanding the election above, if this paragraph is checked, Executive hereby elects that if his employment with Tandy is involuntarily terminated, Executive shall receive in a single sum all the benefits due him under this paragraph on the last business day of the month immediately following the month in which his termination of employment occurs.

   2. After Executive's death any amount remaining in the Deferred Compensation Account shall be paid in a single sum to his beneficiary, as soon as administratively feasible in the calendar year following the calendar year of Executive's death.

   3. Prior to the commencement of benefits under this Agreement, Executive may request a distribution due to a Hardship (as defined below). If Executive has commenced to receive installment payments under this Agreement, he may request acceleration of such payments in the event of a Hardship. Executive may request a Hardship distribution or acceleration by submitting a written request to the 0 & C Committee accompanied by evidence to demonstrate that the circumstances being experienced qualify as a Hardship. The 0 & C Committee shall, in its sole discretion, determine whether Executive has experienced a Hardship. Any distribution on account of Hardship shall be limited to the lesser of an amount sufficient to meet the Hardship or the vested balance of Executive's Deferred Compensation Account.

          For  purposes  of  this  Agreement,  a  Hardship  is  an  immediate
          financial  need  of  Executive   resulting  from   extraordinary   and
          unforeseeable circumstances arising as a result of events beyond the control of Executive.

   4. In the event of Executive's Disability, Executive's benefit under this Agreement shall be paid to him (or his legal representative) in the manner prescribed by the 0 & C Committee in its sole discretion. "Disability" means a physical or mental infirmity which the 0 & C Committee, in its sole discretion, has determined impairs Executive's ability to perform substantially his duties for a period of one hundred eighty (180) consecutive days.

   5. Any amounts credited to the Deferred Compensation Account shall be paid as follows:

          (a) Distribution of the Stock Units credited to the Deferred Compensation Account shall be paid solely in shares of Tandy Common Stock; and
          (b)  Distribution of any fractional shares shall be paid in cash.

   6. In the event that Tandy would be denied a deduction for amounts otherwise payable in any calendar year to Executive under this Agreement by reason of the application of section 162(m) of the Internal Revenue Code of 1986, as amended, the 0 & C Committee, in its sole discretion, may reduce any payment otherwise due to Executive (but not below zero) to the extent necessary to avoid such application of section 162(m) and such amount not paid shall be paid to Executive in the earliest calendar year(s) in which payment may be made without application of section 162(m).

   7. Notwithstanding anything to the contrary in this Agreement, if a "Change in 'Control" (as defined in the Tandy Corporation 1997 Incentive Stock Plan) of Tandy occurs, then (a) effective on the date of the Change in Control, all amounts credited under this Agreement shall become vested and nonforfeitable, (b) effective on the date of the Change in Control, all deferral elections shall become null and void and no more deferrals shall be accepted under this Agreement, and (c) within two weeks of the date of the Change in Control, Tandy or its successor shall pay to Executive in a single sum the value of his benefits under this Agreement.

   Beneficiary.  The  beneficiary  under  this  Agreement  shall be  Executive's
   -----------
   spouse. If Executive's spouse predeceases Executive or dies simultaneously with Executive, then the beneficiary under this Agreement shall be Executive's estate. Executive may change the beneficiary under this Agreement by notifying Tandy's General Counsel in writing.

   Funding.
   -------
   1. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any amounts which may be invested or credited under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person or entity, other than Tandy, shall by virtue of the provisions of this Agreement have any interest in such amounts. To the extent that any person or entity acquires a right to receive payments or the delivery of the shares of Common Stock from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

   2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create, at Tandy's expense, a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets allocated to the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person
------------------------------------
to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.
-------------
1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2. The O & C Committee shall have full power and authority to interpret, construe, and administer this Agreement. The O & C Committee's interpretation and construction of this Agreement, and its actions hereunder, including any valuation of the Deferred Compensation Account or the amount of the payment or the identity of the recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the Board of Directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3.  This Agreement shall be binding upon and inure to the benefit of Tandy,  its
    successors   and  assigns,   and   Executive   and  his  heirs,   executors,
    administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas, and venue for any actions hereunder or related to this Agreement shall be in Tarrant County, Texas.

5. The Stock Units credited to the Deferred Compensation Account shall be equitably adjusted by the 0 & C Committee to take into account any recapitalization, reorganization, merger, stock split, stock dividend or other changes in Tandy Common Stock from the date of this Agreement until the date the shares of Common Stock are delivered under the terms hereof.

IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.

                                              TANDY CORPORATION



__________________________
Secretary
                                              By:____________________________
                                              Name:  Dwain H. Hughes
                                              Title: Sr.  Vice President

                                              Date:  December 23,  1997



                                              _______________________________
                                              EXECUTIVE

                                              Date:

                                                                     EXHIBIT 10v


                      DEFERRED SALARY AND BONUS AGREEMENT
                                    BETWEEN
                             TANDY CORPORATION AND
                             _____________________

THIS AGREEMENT made this _____ day of December, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and ____________ a resident of the State of Texas ("Executive").

                                  WITNESSETH:

WHEREAS, Executive is the ________________________ of Tandy and receives certain compensation from Tandy;

WHEREAS,   Executive   desires  to  defer  the  receipt  of  a  portion  of  his
compensation; and

WHEREAS, Tandy agrees to defer the payment of a portion of the compensation of Executive.

NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

Definitions.  For purposes of this Agreement,  the following  capitalized  terms
-----------
shall have the following meanings:

"Common Stock" means the common stock, par value of $1.00 per share, of Tandy.

"Dividend Equivalent" means the amount equal to the cash dividend payable on a single share of Common Stock.

"Market Value" means the average of the closing prices of a share of Common Stock on the New York Stock Exchange for each trading day in a calendar month.

"Stock Unit" means a unit of account which is deemed to equal a single share of Common Stock.

Deferral of  Compensation.  Executive  hereby agrees to defer the receipt of the
-------------------------
following cash compensation elected below, subject to the terms and conditions of this Agreement:

____ Executive's Biweekly Net Salary to be paid from January 1,1998 through March 31, 1998 (the "Salary Deferral Period"). "Biweekly Net Salary" shall mean Executive's gross biweekly salary less _________for each biweekly payroll period.

____ Executive's Net Bonus (if any). "Net Bonus" shall mean Executive's bonus which, if earned and due, would otherwise be paid in February, 1998 (the "Bonus Payment Month") less ___________.

Deferred Compensation Account.
-----------------------------
1.      Tandy shall establish a book reserve (the "Deferred Compensation
        Account").

2.      Tandy shall credit to the Deferred Compensation Account:

        (a) As soon as practicable following each pay period end in the Salary Deferral Period, the applicable Biweekly Net Salary, plus Stock Units equal to 12% of the applicable Biweekly Net Salary divided by the Market Value for the month of deferral (the "Salary Matching Contribution"); and
        (b) As soon as practicable after the last day of the Bonus Payment Month, the Net Bonus, if any, plus Stock Units equal to 12% of the Net Bonus divided by the Market Value for the month of deferral (the "Bonus Matching Contribution").

Investment of Deferred Compensation Account.
-------------------------------------------
1. Tandy shall invest, from time to time, an amount of its assets equal to the value of the Deferred Compensation Account in such mutual funds, stocks, bonds, securities, or other investments as may be selected by Executive in his sole discretion. Notwithstanding the above, the Salary Matching Contribution and the Bonus Matching Contribution (and the earnings thereon) shall be invested solely in Stock Units for the duration of this Agreement and the amounts attributable to the Biweekly Net Salary or the Net Bonus (and the earnings thereon) may not be invested in Common Stock or Stock Units.

2. Any earnings, gains, or losses (realized or unrealized) associated with the investment of such assets shall be credited to the Deferred Compensation Account. With respect to any cash dividend paid on Common Stock, Executive's Deferred Compensation Account shall be credited (as soon as administratively feasible in the month following the month which includes the record date for such dividend) with the number of Stock Units (including fractions thereof) equal to

        (a) the product of the number of Stock Units credited to the Deferred Compensation Account on the record date for such dividend times the Dividend Equivalent, divided by
                                        ----------
        (b) the Market Value (for the month which includes the record date for such dividend) of a share of Common Stock.

3. Executive agrees on behalf of himself and his beneficiary to assume all risk, loss, cost or expense in connection with any decrease in the value of the Deferred Compensation Account.

4. Executive and his beneficiary shall have no property interest whatsoever in any specific assets of Tandy.

Payment of Deferred Compensation.
--------------------------------
1. Executive hereby elects that payment of his vested benefit hereunder will begin (circle and complete the applicable election):

        (a) on the first business day of February coincident with, or immediately following, Executive's termination of employment with Tandy;
        (b)    on the first business day of February, _____ (fill in year); or
        (c)    on the earlier of "A" or "B".

        Executive hereby elects that his payment,  as described  above,  will be
        made  in  the  following   form  (circle  and  complete  the  applicable
        election):

        (a)    single sum; or
        (b)    _______annual installments (not to exceed 10).

        Executive's payment election shall be irrevocable except that if above Executive elects payment in the form of a single sum, then he may change such election to an election for periodic payments, provided, however, that such periodic payments commence on the same day that the single sum would have been paid and that such election change is filed with the Organization and Compensation Committee of the Board of Directors of Tandy (the "0 & C Committee") at least 12 months prior to the day payment of the single sum was to be made. This change in election may be made only once.

        _______ Notwithstanding the election above, if this paragraph is checked, Executive hereby elects that if his employment with Tandy is involuntarily terminated, Executive shall receive in a single sum all the benefits due him under this paragraph on the last business day of the month immediately following the month in which his termination of employment occurs.

2. After Executive's death any amount remaining in the Deferred Compensation Account shall be paid in a single sum to his beneficiary, as soon as administratively feasible in the calendar year following the calendar year of Executive's death.

3. Prior to the commencement of benefits under this Agreement, Executive may request a distribution due to a Hardship (as defined below). If Executive has commenced to receive installment payments under this Agreement, he may request acceleration of such payments in the event of a Hardship. Executive may request a Hardship distribution or acceleration by submitting a written request to the 0 & C Committee accompanied by evidence to demonstrate that the circumstances being experienced qualify as a Hardship. The 0 & C Committee shall, in its sole discretion, determine whether Executive has experienced a Hardship. Any distribution on account of Hardship shall be limited to an amount sufficient to meet the Hardship.

        For purposes of this Agreement, a Hardship is an immediate financial need of Executive resulting from extraordinary and unforeseeable circumstances arising as a result of events beyond the control of Executive.

4. Any time prior to the date elected by Executive for payment hereunder, Executive may elect to receive in a single sum 94% of the Deferred Compensation Account not invested in Stock Units. Upon receipt of this amount, Executive shall forfeit the remaining 6% of the Deferred Compensation Account not invested in Stock Units.

5. In the event of Executive's Disability, Executive's benefit under this Agreement shall be paid to him (or his legal representative) in the manner prescribed by the 0 & C Committee in its sole discretion. "Disability" means a physical or mental infirmity which the 0 & C Committee, in its sole discretion, has determined impairs Executive's ability to perform substantially his duties for a period of one hundred eighty (180) consecutive days.

6. Any amounts credited to the Deferred Compensation Account shall be paid as follows:

        (a) Distribution of the amounts credited to the Deferred Compensation Account with respect to Stock Units shall be paid solely in shares of Common Stock; and
        (b) Distribution of any fractional shares or any other benefits shall be paid in cash

7. In the event that Tandy would be denied a deduction for amounts otherwise payable in any calendar year to Executive under this Agreement by reason of the application of section 162(m) of the Internal Revenue Code of 1986, as amended, the 0 & C Committee, in its sole discretion, may reduce any payment otherwise due to Executive (but not below zero) to the extent necessary to avoid such application of section 162(m) and such amount not paid shall be paid to Executive in the earliest calendar year(s) in which payment may be made without application of section 162(m).

8. Notwithstanding anything to the contrary in this Agreement, if a "Change in Control" (as defined in the Tandy Corporation 1997 Incentive Stock
        Plan) of Tandy occurs, then (a) effective on the date of the Change in Control, all deferral elections shall become null and void and no more deferrals shall be accepted under this Agreement and (b) within two weeks of the date of the Change in Control, Tandy or its successor shall pay to Executive in a single sum the value of his benefits under this Agreement.

Beneficiary.  The beneficiary under this Agreement shall be Executive's  spouse.
-----------
If Executive's spouse predeceases Executive or dies simultaneously with Executive, then the beneficiary under this Agreement shall be Executive's estate. Executive may change the beneficiary under this Agreement by notifying Tandy's General Counsel in writing.

Funding.
-------
1. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any amounts which may be invested or credited under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person or entity, other than Tandy, shall by virtue of the provisions of this Agreement have any interest in such amounts. To the extent that any person or entity acquires a right to receive payments or the delivery of the shares of Common Stock from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create, at Tandy's expense, a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets allocated to the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person
------------------------------------
to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.
-------------
1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2. The 0 & C Committee shall have full power and authority to interpret, construe, and administer this Agreement. The 0 & C Committee's interpretation and construction of this Agreement, and its actions hereunder, including any valuation of the Deferred Compensation Account or the amount of the payment or the identity of the recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the Board of Directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3. This Agreement shall be binding upon and inure to the benefit of Tandy, its successors and assigns, and Executive and his heirs, executors, administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas, and venue for any actions hereunder or related to this Agreement shall be in Tarrant County, Texas.

5. The Stock Units credited to the Deferred Compensation Account shall be equitably adjusted by the 0 & C Committee to take into account any recapitalization, reorganization, merger, stock split, stock dividend or other changes in Tandy Common Stock from the date of this Agreement until the date the shares of Common Stock are delivered under the terms hereof.

IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.

                                                TANDY CORPORATION


_______________________________          By: _____________________________
Secretary

                                         Name:  __________________________
                                         Title: __________________________
                                         Date:  __________________________



                                         _________________________________
                                         EXECUTIVE

                                         Date: ___________________________

                                                                     EXHIBIT 10w
                               TANDY CORPORATION
                      EXECUTIVE DEFERRED COMPENSATION PLAN
                         Effective as of April 1, 1998

ARTICLE I

Purpose

1.1     General. The purpose of the Plan is to attract, motivate, and retain top
        -------
        management employees of the Company by providing an opportunity and an incentive for each individual to defer the receipt of compensation otherwise payable currently and to accumulate earnings thereon on a tax-deferred basis.

1.2     Unfunded  Plan. The Plan is intended to be an unfunded plan for purposes
        --------------
        of the Employee Retirement Income Security Act of 1974, as amended, and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.

ARTICLE II

Definitions

The following capitalized terms used in the Plan shall have the respective meanings set forth in this Article:

2.1     12% Match.  "12% Match"  means the amount  credited  to a  Participant's
        ---------
        Stock  Account  by reason of an  elective  deferral  under  section  6.1 hereof.

2.2     Board.  "Board" means the Board of Directors of the Company.
        -----
2.3     Bonus Deferral Election.  "Bonus Deferral Election" means an election to
        -----------------------
        defer payment of an annual bonus, if any, in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.4     Committee.  "Committee"  means a committee of the Board consisting of at
        ---------
        least two (2) members, all of whom are Disinterested Directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

2.5     Common  Stock.  "Common  Stock" means the common  stock,  par value of
        -------------
        $1.00 per share,  of the Company.

2.6     Company. "Company" means Tandy Corporation,  a Delaware corporation,  or
        -------
        any successor entity thereto, including without limitation, the transferee of all or substantially all of the stock or assets of the Company.

2.7     Deferral  Account.   "Deferral   Account"  means  the  notional  account
        -----------------
        established  and  maintained  for each  Participant  in accordance  with
        Article VI hereof, for bookkeeping purposes only, to measure the value of elective deferrals made under the Plan and the earnings thereon. Amounts credited to the Deferral Account shall be expressed in dollars and cents.

2.8     Deferral Election. "Deferral Election" means a Salary Deferral Election
        -----------------
        or a Bonus Deferral Election as defined under this Article II.

2.9     Disability.  "Disability"  means the suffering from a physical or mental
        ----------
        condition which, in the opinion of the Committee based upon appropriate medical advice and examination and in accordance with rules applied uniformly to all employees of the Company, totally and permanently prevents the Participant, as the case may be, from performing the customary duties of his or her regular job with the Company.

2.10    Disinterested Director. "Disinterested Director" means a director of the
        ----------------------
        Company who is a "Non-Employee Director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

2.11    Dividend  Equivalent.  "Dividend  Equivalent"  means  the  amount  equal
        --------------------
        to the  cash  dividend payable on a single share of Common Stock.

2.12    Fair  Value.  "Fair  Value"  means the  average of the high and low sale
        -----------
        prices of a share of Common Stock on the New York Stock Exchange for any day (or if Common Stock was not traded on such day, the most recent preceding trading day).

2.13    Participant.  "Participant"  means any  individual  who is  eligible  to
        -----------
        participate in the Plan as provided in section 4.1 hereof.

2.14    Payment Election.  "Payment Election" means an election to determine the
        ----------------
        time and manner of payments hereunder in the form(s) provided by the Committee subject to the requirements and terms of Article VIII hereof.

2.15    Plan. "Plan" means the Tandy Corporation Executive Deferred Compensation
        ----
        Plan, as from time to time amended.

2.16    Plan  Year.  "Plan  Year"  means the period  beginning  on the effective
        ----------
        date of the Plan and ending on December 31 and thereafter any calendar year.

2.17    Salary Deferral  Election.  "Salary Deferral Election" means an election
        -------------------------
        to defer payment of base salary in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.18    Stock Account.  "Stock Account" means the notional  account  established
        -------------
        and maintained for each Participant in accordance with Article VII hereof, for bookkeeping purposes only, to measure the value of any 12% Match and the Dividend Equivalents thereon. Amounts credited to the Stock Account shall be expressed in the form of Stock Units and fractional Stock Units.

2.19    Stock Unit.  "Stock  Unit" means a unit of account  which is deemed to
        ----------
        equal a single  share of Common Stock.

2.20    Unforeseeable  Emergency.  "Unforeseeable  Emergency" means an immediate
        ------------------------
        financial need of the Participant resulting from extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant as determined by the Committee.

ARTICLE III

Administration

3.1     Committee.  The Plan shall be  administered by the Committee which shall
        ---------
        hold meetings at such times as may be necessary for the proper administration of the Plan. Except as otherwise provided in the Plan, the Committee shall have full power to construe and interpret the Plan, establish and amend rules and regulations for its administration, and perform all other acts relating to the Plan, including the delegation of administrative responsibilities that it believes reasonable and proper.

3.2     Duties.  The  Committee,  or any  person  or  entity  designated  by the
        ------
        Committee, shall be responsible for the administration of the Plan including but not limited to determination of eligibility, receiving deferral elections, provision of investment choices, distribution of benefits hereunder, maintenance of account balances, calculation of hypothetical investment returns and any other duties concerning the day-to-day operation of the Plan.

3.3     Adjudication.  Any decision  made, or action taken,  by the Committee or
        ------------
        the Board arising out of, or in connection with, the interpretation and administration of the Plan, including but not limited to the adjudication of claims and payment of benefits hereunder, shall be final and conclusive.

3.4     Indemnification.  No member of the  Committee or its  delegate  shall be
        ---------------
        liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing, denying authorization to, or failing to authorize any transaction hereunder.

ARTICLE IV

Participation

4.1     Eligibility.  Participation in the Plan shall be limited to any employee
        -----------
        of the Company and its subsidiaries who is either an officer of the Company or a division officer on the effective date of the Plan or who is otherwise selected by the Committee, in its sole discretion, to participate in the Plan.

4.2     Filing an Election.
        ------------------
        (a) A Salary Deferral Election shall be effective for a Plan Year if the Participant files an executed Salary Deferral Election with the Committee by December 15th of the Plan Year immediately preceding such Plan Year, provided however, for the initial Plan Year, a Participant may file an executed Salary Deferral Election with the Committee by March 27, 1998 which shall solely cover salary paid on or after April 1 of such Plan Year.

        (b) A Bonus Deferral Election shall be effective for the Plan Year for which the bonus, if any, is earned if the Participant files an executed Bonus Deferral Election with the Committee by September 30th of such Plan Year.

        (c) Notwithstanding the foregoing, if (during any Plan Year) any employee of the Company or its subsidiaries is hired or promoted into the classification of employees eligible to participate in the Plan described in Section 4.1, then such employee shall become a Participant in the Plan on the first day of the second month following such employee's date of hire or date of promotion ("Initial Eligibility Date") and he may file a Deferral Election for the Plan Year including his Initial Eligibility Date subject to the following:

               (1) Salary Deferral Election. The Participant must file the Salary Deferral Election no later than 10 days prior to his Initial Eligibility Date and the Salary Deferral Election shall solely cover salary paid on or after his Initial Eligibility Date through the last day of such Plan Year.

               (2) Bonus Deferral Election. The Participant may file a Bonus Deferral Election subject to the terms and conditions otherwise described in this Section 4.2 and the Plan.

4.3     Irrevocable.  A Deferral  Election shall be irrevocable  once filed with
        -----------
        the Committee except as provided in Articles VIII, XI, and XII hereof.

ARTICLE V

Compensation Subject to Deferral

5.1     Base  Salary.  With  respect to the base salary  otherwise  payable to a
        ------------
        Participant during the Plan Year for which a Salary Deferral Election is in effect, the dollar amount or percentage of salary specified on such Salary Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Salary Deferral Election shall be for no more than 80% of the Participant's salary, unless otherwise permitted by the Committee.

5.2     Annual Bonus.  With respect to the annual bonus,  if any, that is earned
        ------------
        by a Participant during the Plan Year for which a Bonus Deferral Election is in effect, the dollar amount or percentage of annual bonus specified on such Bonus Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Bonus Deferral Election shall be for no more than 80% of the Participant's bonus, unless otherwise permitted by the Committee.

ARTICLE VI

Elective Deferrals

6.1     Elective Deferral.  Amounts deferred under Article V hereof with respect
        -----------------
        to each Plan Year of participation in the Plan shall be credited to the Participant's Deferral Account if, as, and when such amounts would otherwise have been paid to the Participant.

6.2     Vesting.  Except as provided in section  8.7  hereof,  each  Participant
        -------
        shall have a nonforfeitable and fully vested right to the amounts credited in such Participant's Deferral Account.

6.3     Investment  Choices.  Each Participant shall be entitled to direct the
        -------------------
        deemed investment of the amounts credited to such Participant's Deferral Account in any of the investment choices or combination of investment choices as may be offered by the Committee from time to time in accordance with the rules, regulations and procedures established by the Committee. The Committee may add or remove investment choices at its sole discretion; provided, however, no amount shall be subject
                                 --------   -------
        to forfeiture solely by reason of a removal of an investment choice in accordance with section 6.3 hereof.

6.4     Investment  Earnings.  Each  Participant's  Deferral  Account  shall  be
        --------------------
        credited with earnings and losses in accordance with such Participant's investment choice(s). Earnings and losses shall begin to accrue with respect to amounts credited to a Participant's Deferral Account under section 6.1 in accordance with the procedures established by the Committee.

ARTICLE VII

Matching Contributions

7.1     12%  Match.  As soon as  administratively  feasible  after  the  amounts
        ----------
        deferred by a Participant under section 6.1 hereof are credited to the Participant's Deferral Account, such Participant's Stock Account shall be credited with the number of Stock Units (including fractions thereof) equal to

        (a) twelve percent of such amount deferred under section 6.1, divided by

        (b) the Fair Value (for the day the relevant deferral was made) of a share of Common Stock.

7.2     Vesting.  Each Participant shall have a nonforfeitable  and fully vested
        -------
        right to the amounts credited in such Participant's Stock Account.

7.3     Dividend  Equivalents.  With respect to any cash dividend paid on Common
        ---------------------
        Stock, each Participant's Stock Account shall be credited (as soon as administratively feasible after such dividend is paid) with the number of Stock Units (including fractions thereof) equal to

        (a) the product of the number of Stock Units credited to the Stock Account on the record date for such dividend (including Stock Units credited as of the record date) times the Dividend Equivalent, divided by
                        ----------
        (b) the Fair Value (for the day on which such dividend was paid) of a share of Common Stock.

7.4     Change in Capitalization. In the event of a stock dividend, stock split,
        ------------------------
        merger, consolidation or other recapitalization of the Company affecting the number of outstanding shares of Common Stock, the number of Stock Units credited to a Participant's Stock Account shall be appropriately adjusted on the same basis as specified by the Committee.

7.5     Section   16(b).   Notwithstanding   any   provision  to  the  contrary,
        ---------------
        Participants who are actually or potentially subject to section 16(b) of the Securities Exchange Act of 1934, as amended, shall be subject to any procedures adopted by the Committee, including without limitation the delay of any payment from a Participant's Stock Account.

ARTICLE VIII

Distributions

8.1     Filing an Election. With each Deferral Election, a Participant must file
        ------------------
        a Payment Election that provides for the method of payment for amounts deferred under the Deferral Election. Such Payment Election shall be irrevocable except that if a Participant originally elects payment in the form of a single sum, such Participant may change such election to an election for periodic payments, provided, however, that such Participant may elect to make this change only once, that such periodic payments commence on the same day that the single sum would have otherwise been paid and that such election change is filed with the Committee before the first day of the Plan Year immediately preceding the Plan Year in which payment of the single sum was to be made.

8.2     Timing of Payment.  With respect to (a) amounts deferred under Article V
        -----------------
        hereof for any Plan Year and the net earnings thereon and (b) the 12% Match credited by reason of such deferral and the Dividend Equivalents thereon, payment of such amounts credited under the Plan shall be made to the Participant in the time and manner specified on the applicable Deferral Election. Notwithstanding the foregoing and any payment election made by a Participant, if a Participant's employment with the Company is terminated for any reason prior to the Participant's 55th birthday, then the Participant shall receive in a single sum all the benefits due the Participant hereunder valued as of the first business day of February immediately following the calendar year in which his termination of employment occurs and paid as soon as administratively feasible on or after such day.

8.3     Form of Payment.
        ---------------
        (a) Any payment from a Participant's Deferral Account shall be made in the form of cash.

        (b) Any payment of Stock Units from a Participant's Stock Account shall be made with a corresponding number of whole shares of Common Stock and, if applicable, payment of any fractional Stock Units shall be made in cash.

8.4     Account Balance.  Upon payment to a Participant under this Article VIII,
        ---------------
        such Participant's Deferral Account and Stock Account shall be reduced by the cash amounts and Stock Units distributed or forfeited (under section 8.7) from the respective accounts.

8.5     Death or Disability.
        -------------------
        (a) In the event of the Participant's death, the balance of such Participant's Deferral Account and Stock Account shall be paid to the Participant's designated beneficiary or, if no beneficiary has been designated, to the Participant's estate in a single sum as soon as administratively feasible after the first business day of February following the calendar year of the Participant's death.

        (b) In the event of the Participant's Disability, the balance of such Participant's Deferral Account and Stock Account shall be paid to the Participant (or the Participant's legal representative) in the manner prescribed by the Committee at its sole discretion.

8.6     Distribution for Unforeseeable Emergency.  Notwithstanding any provision
        ----------------------------------------
        to the contrary, in the event of an Unforeseeable Emergency a Participant shall be entitled to early payment of all or part of the balance of such Participant's Deferral Account and Stock Account to the extent reasonably needed to satisfy the Unforeseeable Emergency need. An application for an early payment under this section 8.6 shall be made in accordance with the procedures and requirements adopted by the Committee.

8.7     Early  Distribution.  Notwithstanding  any  provision  to the  contrary,
        -------------------
        a Participant shall be entitled to payment of all or part of the balance of such Participant's Deferral Account prior to the date of distribution specified in the applicable Payment Election in accordance with the procedures and requirements adopted by the Committee; provided, however, six percent of the early payment amount otherwise payable from the Deferral Account shall be forfeited and the Participant shall have no right or entitlement whatsoever with respect to such forfeited amount.

8.8     Valuation of Distributions. Any distribution to be made in cash shall be
        --------------------------
        based on the value of the Participant's Deferral Account as of the valuation date (described below). Any distribution to be made in the form of Common Stock shall be based on the number of Stock Units credited to the Participant's Stock Account as of the valuation date (described below) and, if applicable, any distribution to be made in cash because of fractional shares shall be based on the Fair Value as of the applicable valuation date.

        (a)    Valuation Date for  Distributions  for  Unforeseeable  Emergency,
               -----------------------------------------------------------------
               Early  Distribution  and  Disability.  If the Participant (or his
               ------------------------------------
               beneficiary) is entitled to a distribution  under section 8.5(b), section 8.6, or section 8.7, then the Committee shall choose for such Participant the valuation date (or dates) for such distribution (or distributions) and such distribution (or distributions) shall occur as soon as administratively feasible after such valuation date (or dates).

        (b)    Change in Control.  If the  Participant  (or his  beneficiary) is
               -----------------
               entitled to a distribution under Article XI, then the day of the Change in Control shall be the valuation date.

        (c)    Valuation  Date for All Other  Distributions.  The valuation date
               --------------------------------------------
               for all other distributions shall be the first business day of February of the calendar year during which such distribution is made.

8.9     162(m)  Deduction  Limitation.  In the event the  Company  would be
        -----------------------------
        denied a deduction for amounts otherwise payable in any Plan Year to a Participant under this Article VIII by reason of the application of section 162(m) of the Internal Revenue Code of 1986, as amended, the Committee, in its sole discretion, may reduce any payment otherwise due to such Participant (but not below zero) to the extent necessary to avoid such application of section 162(m) and such amount not paid and the net earnings or Dividend Equivalents thereon shall be paid to the Participant in the earliest Plan Year(s) in which payment may be made without application of section 162(m).

ARTICLE IX

Statement of Accounts

Statements shall be sent no less frequently than annually to each Participant (or such Participant's estate, beneficiary or legal representative).

ARTICLE X

Beneficiary Designation

Each Participant shall have the right, at any time, to designate any individual or entity as such Participant's designated beneficiary. A beneficiary designation shall be made, and may only be amended or revoked, by the Participant by filing a written designation with the Committee or its designee in accordance with the procedures adopted by the Committee. Any such beneficiary designation shall apply to all benefits under this Plan and the Tandy Corporation Executive Deferred Stock Plan.

ARTICLE XI

Change in Control

Notwithstanding anything to the contrary in this Plan or in any Payment Election, if a "Change in Control" (as defined in the Tandy Corporation 1997 Incentive Stock Plan) of the Company occurs, then (a) effective on the date of the Change in Control, all Deferral Elections shall become null and void and no more deferrals shall be accepted under the Plan and (b) within two weeks of the date of the Change in Control, the Committee shall pay to each Participant (or his beneficiary) in a single sum the value of his or her Deferral Account, if any, in cash and Stock Account, if any, in shares of Common Stock.

ARTICLE XII

Amendment or Termination

The Board or the Committee may (in its sole discretion) amend, modify or terminate the Plan at any time for any or no reason; provided, however, no amendment, modification or termination shall, without the consent of the Participant, adversely affect such Participant's right to payment from the Participant's vested balance under the Deferral Account and the Stock Account as of the date of such amendment, modification or termination.

ARTICLE XIII

Miscellaneous

13.1    Unsecured  Right.  Any right to receive a payment  under the Plan shall
        ----------------
        be no greater than that of an unsecured general creditor of the Company. No amount payable under the Plan may be assigned, transferred, encumbered or subject to any legal process for the payment of any claim against a Participant. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the Stock Units credited to such Participant's Stock Account. The Committee may, but need not, establish a grantor trust (commonly referred to as a "rabbi trust") to hold assets of the Company that may, but need not, be used to pay benefits hereunder.

13.2    No Right to Continued  Employment.  Participation  in the Plan shall not
        ---------------------------------
        give any employee any right to remain in the employ of the Company or any subsidiary or affiliate thereof.

13.3    Withholding.  The Company shall  withhold to the extent  required by law
        -----------
        all applicable income and other taxes from amounts deferred or paid under the Plan.

13.4    Governing  Law,  Jurisdiction,  and Venue.  The Plan shall be construed,
        -----------------------------------------
        governed and enforced in accordance with the laws of the State of Texas, without reference to rules relating to conflicts of law, except to the extent preempted by federal law. Any action arising out of or relating to the Plan, the Company, Participants, or any transaction under the Plan shall be brought in state or federal courts located in Tarrant County, Texas.

13.5    Compliance with Other Laws. The Committee may, from time to time, impose
        --------------------------
        additional restrictions upon Participants as it deems necessary, advisable or appropriate in order to comply with applicable federal and state securities laws, or other federal laws.

                                                                    EXHIBIT 10x


                                TANDY CORPORATION
                          EXECUTIVE DEFERRED STOCK PLAN
                          Effective as of April 1, 1998

ARTICLE I

Purpose

1.1     General. The purpose of the Plan is to attract,  motivate and retain top
        -------
        management employees of the Company by providing an opportunity and an incentive for each individual to defer the receipt of compensation otherwise payable currently and to accumulate earnings thereon on a tax-deferred basis.

1.2     Unfunded  Plan. The Plan is intended to be an unfunded plan for purposes
        --------------
        of the Employee Retirement Income Security Act of 1974, as amended, and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees.

ARTICLE II

Definitions

The following capitalized terms used in the Plan shall have the respective meanings set forth in this Article:

2.1     12% Match.  "12% Match"  means the amount  credited  to a  Participant's
        ---------
        Stock Account by reason of an elective deferral as prescribed by section
        7.1 hereof.

2.2     25% Match.  "25% Match"  means the amount  credited  to a  Participant's
        ---------
        Stock Account by reason of an elective deferral as prescribed by section
        7.3 hereof.

2.3     Board.  "Board" means the Board of Directors of the Company.
        -----
2.4     Bonus Deferral Election.  "Bonus Deferral Election" means an election to
        -----------------------
        defer payment of an annual bonus, If any, in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.5     Committee.  "Committee"  means a committee of the Board consisting of at
        ---------
        least two (2) members, all of whom are Disinterested Directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

2.6     Common Stock.  "Common Stock" means the common stock,  par value of
        ------------
        $1.00 per share, of the Company.

2.7     Company. "Company" means Tandy Corporation,  a Delaware corporation,  or
        -------
        any successor entity thereto, including without limitation, the transferee of all or substantially all of the stock or assets of the Company.

2.8     Deferral Election.  "Deferral  Election" means a Salary Deferral
        -----------------
        Election, Bonus Deferral Election, Option Deferral Election, or Restricted Stock Deferral Election as defined under this Article II.

2.9     Disability.  "Disability"  means the suffering from a physical or mental
        ----------
        condition which, in the opinion of the Committee based upon appropriate medical advice and examination and in accordance with rules applied uniformly to all employees of the Company, totally and permanently prevents the Participant, as the case may be, from performing the customary duties of his or her regular job with the Company.

2.10    Disinterested Director. "Disinterested Director" means a director of the
        ----------------------
        Company who is a "Non-Employee Director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

2.11    Dividend  Equivalent.  "Dividend  Equivalent"  means the amount equal to
        --------------------
        the cash  dividend payable on a single share of Common Stock.

2.12    Fair  Value.  "Fair  Value"  means the  average of the high and low sale
        -----------
        prices of a share of Common Stock on the New York Stock Exchange on any day (or if Common Stock was not traded on such day, the most recent preceding trading day).

2.13    Mature Common Stock.  "Mature  Common Stock" means Common Stock that has
        -------------------
        been held by the Participant for at least six months and is "mature" as provided for in Emerging Issues Task Force (EITF) Issue No. 97-5, as amended.

2.14    Option Deferral  Election.  "Option Deferral Election" means an election
        -------------------------
        to defer the receipt of Profit Shares otherwise transferable to the Participant upon exercise of a Stock Option in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.15    Participant.  "Participant"  means any  individual  who is  eligible  to
        -----------
        participate in the Plan as provided in section 4.1 hereof.

2.16    Payment Election.  "Payment Election" means an election to determine the
        ----------------
        time and manner of payments hereunder in the form(s) provided by the Committee subject to the requirements and terms of Article VIII hereof.

2.17    Plan. "Plan" means the Tandy Corporation  Executive Deferred Stock Plan,
        ----
        as from time to time amended.

2.18    Plan Year.  "Plan Year" means the period  beginning on the  effective
        ---------
        date of the Plan and ending on December 31 and thereafter any calendar year.

2.19    Profit  Shares.  "Profit  Shares"  means (1) the total  number of Common
        --------------
        Stock shares acquired pursuant to the exercise of a Stock Option,  minus
                                                                           -----
        (2) the  number of  Mature  Common  Shares  used to  exercise  the Stock
        Option.

2.20    Purchase  Price.  "Purchase  Price" means the  pre-determined  purchase
        ---------------
        price for a single share of Common Stock under a Stock Option.

2.21    Restricted  Stock.  "Restricted  Stock" means Common Stock granted to an
        -----------------
        employee of the Company subject to a substantial risk of forfeiture until a date on which certain service-based requirements are satisfied.

2.22    Restricted Stock Deferral Election. "Restricted Stock Deferral Election"
        ----------------------------------
        means an election to defer compensation in the amount of nonvested Restricted Stock in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.23    Salary Deferral  Election.  "Salary Deferral Election" means an election
        -------------------------
        to defer payment of base salary in the form(s) provided by the Committee subject to the requirements and terms of Article IV hereof.

2.24    Stock Account.  "Stock Account" means the notional  account  established
        -------------
        and  maintained for each  Participant in accordance  with Article VI and
        Article VII hereof, for bookkeeping purposes only. Amounts credited to the Stock Account shall be expressed in the form of Stock Units and fractional Stock Units.

2.25    Stock Option.  "Stock Option" means a nonqualified  stock option granted
        ------------
        to an employee of the Company to purchase a pre-determined number of shares of Common Stock at the designated Purchase Price.

2.26    Stock Unit.  "Stock  Unit" means a unit of account  which is deemed to
        ----------
        equal a single share of Common Stock.

2.27    Unforeseeable  Emergency.  "Unforeseeable  Emergency" means an immediate
        ------------------------
        financial need of the Participant resulting from extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant as determined by the Committee.

ARTICLE III

Administration

3.1     Committee.  The Plan shall be  administered by the Committee which shall
        ---------
        hold meetings at such times as may be necessary for the proper administration of the Plan. Except as otherwise provided in the Plan, the Committee shall have full power to construe and interpret the Plan, establish and amend rules and regulations for its administration, and perform all other acts relating to the Plan, including the delegation of administrative responsibilities that it believes reasonable and proper.

3.2     Duties.  The  Committee,  or any  person  or  entity  designated  by the
        ------
        Committee, shall be responsible for the administration of the Plan including but not limited to determination of eligibility, receiving deferral elections, provision of investment choices, distribution of benefits hereunder, maintenance of account balances, calculation of hypothetical investment returns and any other duties concerning the day-to-day operation of the Plan.

3.3     Adjudication.  Any decision  made, or action taken,  by the Committee or
        ------------
        the Board arising out of, or in connection with, the interpretation and administration of the Plan, including but not limited to the adjudication of claims and payment of benefits hereunder, shall be final and conclusive.

3.4     Indemnification.  No member  of the  Committee  or its  delegate  shall
        ---------------
        be liable for any action, failure to act,determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing, denying authorization to, or failing to authorize any transaction hereunder.

ARTICLE IV

Participation

4.1     Eligibility.  Participation in the Plan shall be limited to any employee
        -----------
        of the Company and its subsidiaries who is either an officer of the Company or a division officer on the effective date of the Plan or who is otherwise selected by the Committee, in its sole discretion, to participate in the Plan.

4.2     Filing an Election.
        ------------------
        (a) A Salary Deferral Election shall be effective for a Plan Year if the Participant files an executed Salary Deferral Election with the Committee by December 15th of the Plan Year immediately preceding such Plan Year, provided however, for the initial Plan Year, a Participant may file an executed Salary Deferral Election with the Committee by March 27, 1998 which shall solely cover salary paid on or after April 1 of such Plan Year.

        (b) A Bonus Deferral Election shall be effective for the Plan Year for which the bonus, if any, is earned if the Participant files an executed Bonus Deferral Election with the Committee by September 30th of such Plan Year.

        (c) An Option Deferral Election shall be effective for a specific Stock Option (or portion thereof) if the Participant files an executed Option Deferral Election with the Committee at least six months prior to the exercise of the relevant Stock Option. Once filed, an Option Deferral Election shall remain in effect until the day that is 6 months prior to the last day of the term of the relevant Stock Option and the Participant shall not be able to exercise the specific Stock Option during the period beginning on the day the Option Deferral Election is filed and ending on the sixth month anniversary of such day. Notwithstanding the foregoing, any Option Deferral Election shall become null and void with respect to the unexercised portion of any Stock Option if the Participant's employment is terminated (either voluntarily or involuntarily) or there is a Change in Control as defined in Article XII.

        (d) A Restricted Stock Deferral Election shall be effective for a specific Restricted Stock grant if the Participant files an executed Restricted Stock Deferral Election with the Committee at least six months prior to the date the relevant Restricted Stock would otherwise vest.

        (e) Notwithstanding the foregoing, if (during any Plan Year) any employee of the Company or its subsidiaries is hired or promoted into the classification of employees eligible to participate in the Plan described in Section 4.1, then such employee shall become a Participant in the Plan on the first day of the second month following such employee's date of hire or date of promotion ("Initial Eligibility Date") and he may file a Deferral Election for the Plan Year including his Initial Eligibility Date subject to the following:

               (1)    Salary Deferral  Election.  The Participant  must file the
                      -------------------------
                      Salary Deferral Election no later than 10 days prior to his Initial Eligibility Date and the Salary Deferral Election shall solely cover salary paid on or after his Initial Eligibility Date through the last day of such Plan Year.

               (2)    Bonus Deferral Election.  The Participant may file a Bonus
                      -----------------------
                      Deferral Election subject to the terms and conditions otherwise described in this Section 4.2 and the Plan.

               (3)    Option  Deferral  Election.  The  Participant  may file an
                      --------------------------
                      Option Deferral Election any time prior to or after his Initial Eligibility Date. Such Option Deferral Election shall be subject to the terms and conditions otherwise described in this Section 4.2 and the Plan.

               (4)    Restricted  Stock Deferral  Election.  The Participant may
                      ------------------------------------
                      file a Restricted Stock Deferral Election any time prior to or after his Initial Eligibility Date. Such Restricted Stock Deferral Election shall be subject to the terms and conditions otherwise described in this Section 4.2 and the Plan.

4.3     Irrevocable.  A Deferral  Election shall be irrevocable  once filed with
        -----------
        the Committee except as provided in Articles IX, XII, and XIII hereof.

ARTICLE V

Compensation Subject to Deferral

5.1     Base  Salary.  With  respect to the base salary  otherwise  payable to a
        ------------
        Participant during the Plan Year for which a Salary Deferral Election is in effect, the dollar amount or percentage of salary specified on such Salary Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Salary Deferral Election shall be for no more than 80% of the Participant's salary, unless otherwise permitted by the Committee.

5.2     Annual Bonus.  With respect to the annual bonus,  if any, that is earned
        ------------
        by a Participant during the Plan Year for which a Bonus Deferral Election is in effect, the dollar amount or percentage of annual bonus specified on such Bonus Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Bonus Deferral Election shall be for no more than 80% of the Participant's bonus, unless otherwise permitted by the Committee.

5.3     Profit Shares from Stock Option.
        -------------------------------
        (a) With respect to a Stock Option exercised by a Participant for which an Option Deferral Election is in effect, the payment of Profit Shares otherwise transferable to the Participant shall be deferred in accordance with the terms prescribed therein.

        (b) If the Option Deferral Election is only with respect to a portion of a particular Stock Option, then any shares attributable to the exercise of the Stock Option shall first be deemed to be Profit Shares subject to the Option Deferral Election.

        (c) Any Option Deferral Election shall require the Participant to pay the aggregate Purchase Price payable pursuant to the exercise of the Stock Option (or portion thereof) subject to the Option Deferral Election, with shares of Mature Common Stock (with any fractional shares to be paid in cash).

5.4     Restricted Stock.
        ----------------
        (a) With respect to any Restricted Stock for which a Restricted Stock Deferral Election is in effect, the Participant shall relinquish such number of shares of Restricted Stock to the Company on the day such Restricted Stock Deferral Election is filed with the Committee and the Participant shall be entitled to an allocation of Stock Units under section 6.1 with respect to such Restricted Stock in accordance with the terms prescribed therein.

        (b) Notwithstanding the foregoing, any restrictions which would otherwise apply to the Restricted Stock pursuant to any other agreements between the Company and the Participant shall continue to apply to the deferred amounts unless and until such restrictions lapse in accordance with the terms of such other agreement, except as otherwise provided by the Committee.

ARTICLE VI

Elective Deferrals
------------------
6.1 Elective Deferral. As and when cash amounts and/or Common Stock shares which are deferred under Article V hereof would otherwise have been paid to the Participant (or, in the case of Restricted Stock, as and when such shares are relinquished to the Company), the Participant's Stock Account shall be credited, as soon as administratively feasible, with the number of Stock Units (including fractions thereof) equal to the sum of:

        (a)    the cash amounts  deferred divided by the Fair Value (for the day
                                          ----------
               the relevant deferral was made) of the Common Stock; and

        (b) the number of shares of Common Stock deferred (plus, in the case of Restricted Stock, the amount of any accrued dividends on such shares of Restricted Stock divided by the Fair Value [for the day
                                          ----------
               the relevant deferral was made] of the Common Stock).


6.2     Vesting.
        -------
        (a) Each Participant shall have a nonforfeitable and fully vested right with respect to the Stock Units allocated to the
               Participant's Stock Account (and the Dividend Equivalents thereon) pursuant to a Salary Deferral Election, a Bonus Deferral Election, or an Option Deferral Election.

        (b) The Stock Units allocated to a Participant's Stock Account (and the Dividend Equivalents thereon) pursuant to a Restricted Stock Deferral Election shall become vested as provided in section 5.4(b).

ARTICLE VII

Matching Contributions

7.1     12% Match.  As and when Stock Units are  credited  to the  Participant's
        ---------
        Stock  Account  by  reason  of a  Salary  Deferral  Election  or a Bonus
        Deferral Election for a Plan Year under Article VI hereof, the Participant's Stock Account shall be credited with an additional number of Stock Units (including fractions thereof) equal to twelve percent of such Stock Units credited for elective deferrals under Article VI hereof.

7.2     Vesting for 12% Match. Each Participant shall have a nonforfeitable  and
        ---------------------
        fully vested right to the 12% Match and the Dividend Equivalents thereon under Article VIII hereof.

7.3     25% Match.  If Stock Units are credited to the  Participant's  Stock
        ---------
        Account by reason of a Salary Deferral Election or a Bonus Deferral Election for a Plan Year under Article VI hereof and payment of all of the Stock Units is deferred (a) until after the end of the fifth Plan Year which follows the Plan Year during which such elective deferrals are initially made or (b) until the earlier of (1) after the end of such fifth Plan Year or (2) the Participant's termination of employment, the Participant's Stock Account shall be credited with an additional number of Stock Units (including fractions thereof) equal to twenty-five percent of such Stock Units initially credited for elective deferrals under Article VI hereof.

7.4     Vesting for 25% Match.
        ---------------------
        (a) Twenty percent of the 25% Match and the Dividend Equivalents thereon under Article VIII hereof shall vest on the last day of the initial Plan Year during which the 25% Match is credited. An additional twenty percent of the 25% Match and the Dividend Equivalents thereon shall vest on the last day of each succeeding Plan Year until one-hundred percent of the 25% Match and the Dividend Equivalents thereon become nonforfeitable and fully vested on the last day of fourth Plan Year which follows the Plan Year during which the 25% Match is credited.

        (b) If a Participant's employment with the Company is terminated for any reason other than death or Disability, the non-vested portion of any 25% Match and the Dividend Equivalents thereon shall be forfeited on the date of such termination and the Participant's rights with respect to such forfeited amount shall be null and void thereafter.

        (c) Notwithstanding the foregoing, in the event of the Participant's death or Disability while an employee of Tandy or any of its subsidiaries or in the event of a Change in Control (as defined in Article XII), any 25% Match and the Dividend Equivalents thereon credited to the Participant's Stock Account shall become fully vested and nonforfeitable immediately.

ARTICLE VIII

Maintenance of Stock Accounts

8.1     Dividend  Equivalents.  With respect to any cash dividend paid on Common
        ---------------------
        Stock, each Participant's Stock Account shall be credited (as soon as administratively feasible after such dividend is paid) with the number of Stock Units (including fractions thereof) equal to

        (a) the product of the number of Stock Units credited to the Stock Account on the record date for such dividend (including Stock Units credited as of the record date) times the Dividend Equivalent, divided by

        (b) the Fair Value (for the day such dividend was paid) of a share of Common Stock.

8.2     Change in Capitalization. In the event of a stock dividend, stock split,
        ------------------------
        merger, consolidation or other recapitalization of the Company affecting the number of outstanding shares of Common Stock, the number of Stock Units credited to a Participant's Stock Account shall be appropriately adjusted on the same basis as specified by the Committee.

8.3     Section   16(b).   Notwithstanding   any   provision  to  the  contrary,
        ---------------
        Participants who are actually or potentially subject to section 16(b) of the Securities Exchange Act of 1934, as amended, shall be subject to any procedures adopted by the Committee, including without limitation the delay of any payment from a Participant's Stock Account.

ARTICLE IX

Distributions

9.1     Filing  an  Election.  With  each  Deferral  Election,  a  Participant
        --------------------
        must file a Payment Election that provides for the method of payment for amounts deferred under the Deferral Election. Such Payment Election shall be irrevocable except that if a Participant originally elects payment in the form of a single sum, such Participant may change such election to an election for periodic payments, provided, however, that such Participant may elect to make this change only once, that such periodic payments commence on the same day that the single sum would have otherwise been paid and that such election change is filed with the Committee before the first day of the Plan Year immediately preceding the Plan Year in which payment of the single sum was to be made.

9.2     Timing of Payment. With respect to (a) amounts deferred under Article V
        -----------------
        hereof for any Plan  Year and the  Dividend  Equivalents  thereon  and
        (b) the 12% Match and any 25% Match credited by reason of such deferral and the Dividend Equivalents thereon, payment of the vested portion of such amounts credited under the Plan shall be made to the Participant in the time and manner specified on the applicable Deferral Election. Notwithstanding the foregoing and any payment election made by a Participant, if a Participant's employment with the Company is terminated for any reason prior to the Participant's 55th birthday, then the Participant shall receive in a single sum all vested benefits due the Participant hereunder valued as of the first business day of February immediately following the calendar year in which his termination of employment occurs and paid as soon as administratively feasible after such day.

9.3     Form of Payment. Any payment of Stock Units from a  Participant's  Stock
        ---------------
        Account shall be made with a corresponding number of whole shares of Common Stock and, if applicable, payment of any fractional Stock Units shall be made in cash.

9.4     Stock Account Balance.  Upon payment to a Participant under this Article
        ---------------------
        IX or forfeiture pursuant to section 5.4(b) or section 7.4, such Participant's Stock Account shall be reduced by the number of Stock Units distributed or forfeited from the Stock Account.

9.5     Death or Disability.
        -------------------
        (a) In the event of the Participant's death, the vested balance of such Participant's Stock Account shall be paid to the Participant's designated beneficiary or, if no beneficiary has been designated, to the Participant's estate in a single sum as soon as soon as administratively feasible after the first business day of February following the calendar year of the Participant's death.

        (b) In the event of the Participant's Disability, the vested balance of such Participant's Stock Account shall be paid to the Participant (or the Participant's legal representative) in the manner prescribed by the Committee at its sole discretion.

9.6     Distribution for Unforeseeable Emergency.  Notwithstanding any provision
        ----------------------------------------
        to the contrary, in the event of an Unforeseeable Emergency a Participant shall be entitled to early payment of all or part of the vested balance of such Participant's Stock Account to the extent reasonably needed to satisfy the Unforeseeable Emergency need. An application for an early payment under this section 9.6 shall be made in accordance with the procedures and requirements adopted by the Committee.

9.7     Valuation of  Distributions.  Any distribution to be made in the form of
        ---------------------------
        Common Stock shall be based on the number of Stock Units credited to the Participant's Stock Account as of the valuation date (described below) and, if applicable, any distribution to be made in cash because of fractional shares shall be based on the Fair Value as of the applicable valuation date.

        (a) Valuation  Date for  Distributions  for  Unforeseeable  Emergency or
            --------------------------------------------------------------------
            Disability. If the Participant (or his beneficiary) is entitled to a
            ----------
            distribution under section 9.5(b) or section 9.6, then the Committee shall choose for such Participant the valuation date (or dates) for such distribution (or distributions) and such distribution (or distributions) shall occur as soon as administratively feasible after such valuation date (or dates).

        (b) Change  in  Control.  If the  Participant  (or his  beneficiary)  is
            -------------------
            entitled to a distribution under Article XII, then the day of the Change in Control shall be the valuation date.

        (c) Valuation Date for All Other  Distributions.  The valuation date for
            -------------------------------------------
            all other distributions shall be the first business day of February of the calendar year during which such distribution is made.

9.8     162(m)  Deduction  Limitation.  In the event the Company would be denied
        -----------------------------
        a deduction for amounts otherwise payable in any Plan Year to a Participant under this Article IX by reason of the application of section 162(m) of the Internal Revenue Code of 1986, as amended, the Committee, in its sole discretion, may reduce any payment otherwise due to such Participant (but not below zero) to the extent necessary to avoid such application of section 162(m) and such amount not paid and the Dividend Equivalents thereon shall be paid to the Participant in the earliest Plan Year(s) in which payment may be made without application of section 162(m).

ARTICLE X

Statement of Accounts

Statements shall be sent no less frequently than annually to each Participant (or such Participant's estate, beneficiary or legal representative).

ARTICLE XI

Beneficiary Designation

Each Participant shall have the right, at any time, to designate any individual or entity as such Participant's designated beneficiary. A beneficiary designation shall be made, and may only be amended or revoked, by the Participant by filing a written designation with the Committee or its designee in accordance with the procedures adopted by the Committee. Any such beneficiary designation shall apply to all benefits under this Plan and the Tandy Corporation Executive Deferred Compensation Plan.

ARTICLE XII

Change in Control

Notwithstanding anything to the contrary in this Plan or in any Payment Election, if a "Change in Control" (as defined in the Tandy Corporation 1997 Incentive Stock Plan) of the Company occurs, then (a) effective on the date of the Change in Control, all amounts credited under the Plan shall become vested and nonforfeitable, (b) effective on the date of the Change in Control, all Deferral Elections shall become null and void and no more deferrals shall be accepted under the Plan and (c) within two weeks of the date of the Change in Control, the Committee shall pay to each Participant (or his beneficiary) in a single sum the value of his or her Stock Account in shares of Common Stock.

ARTICLE XIII

Amendment or Termination

The Board or the Committee may amend, modify or terminate the Plan at any time for any or no reason; provided, however, no amendment, modification or termination shall, without the consent of the Participant, adversely affect such Participant's right to payment from the Participant's vested balance under the Stock Account as of the date of such amendment, modification or termination.

ARTICLE XIV

Miscellaneous

14.1    Unsecured  Right.  Any right to receive a payment  under the Plan  shall
        ----------------
        be no greater than that of an unsecured general creditor of the Company. No amount payable under the Plan may be assigned, transferred, encumbered or subject to any legal process for the payment of any claim against a Participant. No Participant shall have the right to exercise any of the rights or privileges of a shareholder with respect to the Stock Units credited to such Participant's Stock Account. The Committee may, but need not, establish a grantor trust (commonly referred to as a "rabbi trust") to hold assets of the Company that may, but need not, be used to pay benefits hereunder.

14.2    No Right to Continued  Employment.  Participation  in the Plan shall not
        ---------------------------------
        give any employee any right to remain in the employ of the Company or any subsidiary or affiliate thereof.

14.3    Withholding.  The Company shall  withhold to the extent  required by law
        -----------
        all applicable income and other taxes from amounts deferred or paid under the Plan.

14.4    Governing  Law,  Jurisdiction,  and Venue.  The Plan shall be construed,
        -----------------------------------------
        governed and enforced in accordance with the laws of the State of Texas, without reference to rules relating to conflicts of law, except to the extent preempted by federal law. Any action arising out of or relating to the Plan, the Company, Participants, or any transaction under the Plan shall be brought in state or federal courts located in Tarrant County, Texas.

14.5    Compliance with Other Laws. The Committee may, from time to time, impose
        --------------------------
        additional restrictions upon Participants as it deems necessary, advisable or appropriate in order to comply with applicable federal and state securities laws, or other federal laws.

                                                                     EXHIBIT 10y

                                TANDY CORPORATION
                       UNFUNDED DEFERRED COMPENSATION PLAN
                                  FOR DIRECTORS
                    (AS AMENDED AND RESTATED JANUARY 1, 1998)
                    -----------------------------------------

1.      PURPOSES OF THE PLAN
        --------------------
        a) The purposes of the unfunded Deferred Compensation Plan (the "Plan") are to enable Tandy Corporation (the "Company") to attract and retain the best qualified members of the Board of Directors of the Company (a "Director") by providing them with a Plan to defer the payment of all or a specified portion of the fees payable to the Director for services rendered on behalf of the Company.

2.      ELECTION TO DEFER
        -----------------
        a) A Director may elect on or before December 31 of any year, to defer payment of all or a specified part of all his/her director fees (cash or Common Stock of the Company or dividends attributable thereto), for services during the succeeding calendar year following such election. Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, not later than the 30th day after his or her term begins, to defer payment of all or a specified part of such fees for the succeeding calendar year. Any such elections shall be made by written notice delivered to the Corporate Secretary of the Company. Any such elections shall only be effective for the succeeding calendar year. Notwithstanding the above, for the calendar year 1998, any such election must be made prior to February 28, 1998.

        b) Amounts deferred under this Plan will be distributed based on one of the two following elections made by each participating Director:

           (1) consecutive substantially equal annual installments up to a maximum of ten in advance beginning on January 15 of a specified year; or

           (2) a lump sum payment on a specified date not in excess of ten years from the date Director ceases to be a Director.

3.      DIRECTORS' ACCOUNTS
        -------------------
        a) Cash Account
           ------------
           All deferred  cash fees shall be recorded on the books of the Company
           and  a  memorandum   cash  account  of  the  fees  deferred  by  each
           participating Director will be maintained.

        b) Stock Account
           -------------
           All deferred fees payable in Common Stock of the Company ("Company Common Stock") shall be recorded on the books of the Company and a memorandum stock account of the fees in Company Common Stock deferred by each participating Director will be maintained. The Director's stock account shall be credited with the number of shares of Company Common Stock otherwise payable to each participating Director under the terms and in the amounts and on the dates set forth in the Company's 1993 Incentive Stock Plan, as amended, and the Company's 1997 Incentive Stock Plan, as amended, as the case may be, providing for the compensation of Directors, if they so elect, in Company Common Stock.

           If a Director's stock account is credited with shares of Company Common Stock by reason of a deferral of director fees on or after January 1, 1998, and payment of all of the Company Common Stock is deferred (a) until after December 31st of the third calendar year which follows the calendar year during which such deferrals are initially made or (b) until after the earlier of (i) December 31st of such third calendar year or (ii) the day the Director ceases to be a director, the Director's stock account shall be credited with an additional number of shares of Company Common Stock (including fractions thereof) equal to twenty-five percent of the shares of Company Common Stock initially credited.

        c) Pension Plan Stock Account
           --------------------------
           Effective December 31, 1997, the Special Compensation Plan for Directors (the "Pension Plan") was terminated and in terminating the Pension Plan the Company calculated the single sum present value of each Pension Plan participant's benefit and converted that amount to Company Common Stock based on the average of the closing prices of Company Common Stock for 1997. The amount of the Company Common Stock shall be recorded on the books of the Company and a memorandum account reflecting such amounts for each Director formerly participating in the Pension Plan will be maintained (the "Pension Plan Stock Account").

4.      PAYMENT FROM DIRECTORS' ACCOUNTS
        --------------------------------
        a) Payment of the amount of deferred fees of a Director's cash account shall be made in cash. Payment of the amount of deferred fees of a Director's stock account or Pension Plan Stock Account shall be made in Company Common Stock. Fractional Company Common Stock interests, if any, and dividends attributable to Company Common Stock shall be payable in cash. Each participating Director holding a stock account or Pension Plan Stock Account, upon his or her election, shall either be directly paid in cash or have his or her cash account credited as of the payment date for dividends on Company Common Stock in an amount equal to dividends attributable to the number of shares of Company Common Stock credited to each Director's stock account or Pension Plan Stock Account as of the record date set by the Board of Directors of the Company.

       b) The aggregate amount of deferred fees, together with interest accrued thereon, credited to the account of any Director, at the election of the Director, shall be paid to the Director, either (i) in a
           lump  sum   on   the date  specified  by the  Director, or (ii) in
           substantially equal annual installments not exceeding ten or (iii) in a lump sum, upon a Change in Control or threatened Change in Control (as hereafter defined), on a date specified by the Board of Directors prior to any Change in Control, or (iv) if no election is made, on 60 days following the date a Director ceases to be a Director. The first installment shall be paid (i) in advance on January 15 of the following calendar year in which the Director ceases to be a Director of the Company and subsequent installments (not exceeding nine) shall be paid promptly on January 15 of each of the succeeding calendar years, or (ii) on the date specified by the Director.

       c) Any Director with a Pension Plan Stock Account shall be entitled to make an election as to the method of payment of Company Common Stock from his or her Pension Plan Stock Account. Such election must be made prior to April 1, 1998. In such election, each Director shall elect the method of payment (either single payment or 10 or less annual installments) and the date such payment will be made or begin to be made. If any Director does not elect a method of payment or a date of such payment, then the amount of such Director's Pension Plan Stock Account shall be distributed to him or her, in a single sum, 60 days following the day the individual ceases to be a Director.

           For purposes of the Plan a "Change in Control" shall have the same meaning as set forth in the Tandy Corporation 1993 Incentive Stock Plan as amended.

5.     INTEREST
       --------
       a) On the last day of each calendar quarter interest shall be credited to each Director's cash account calculated on the unpaid balance in such cash account as calculated from time to time during the quarter. The rate of interest to be credited will be 1% per annum less than the announced prime rate of the Chase-Chemical Bank N.A. as the same shall exist from time to time during the quarter.

6.      PAYMENT IN EVENT OF DEATH
        -------------------------
        a) If a Director should die before all deferred amounts credited to the Director's cash account, stock account or Pension Plan Stock Account have been distributed, the balance of any deferred fees, dividends if any, and interest then in the Director's account shall be paid promptly to the Director's designated beneficiary in the manner designated by the Director or if no method is selected within 60 days after the Director's death. If such Director did not designate a beneficiary or in the event that the beneficiary or beneficiaries designated by such Director shall have predeceased the Director, the balance in the Director's account shall be paid promptly to the Director's estate.

 7.     TERMINATION OF ELECTION
        -----------------------
        a) A Director may terminate his election to defer payment of fees by written notice delivered to the Corporate Secretary of the Company. Such termination shall become effective as of the end of the calendar year in which notice of termination is given with respect to fees payable for services as a Director during subsequent calendar years. Amounts credited to the account of a Director prior to the effective date of termination shall not be affected thereby and shall be paid only in accordance with Sections 4 and 6 above.

 8.     RIGHTS UNSECURED
        ----------------
        a) The right of any Director to receive payment of deferred amounts under the provisions of the Plan shall be an unsecured claim against the general assets of the Company. The maintenance of individual Director accounts is for bookkeeping purposes only. The Company is not obligated to acquire or set aside any particular assets for the discharge of its obligations, nor shall any Director have any property rights in any particular assets held by the Company, whether or not held for the purpose of funding the Company's obligations hereunder.

 9.     NONASSIGNABILITY
        ----------------
        a) During the Director's lifetime, the right to any deferred fees, dividends if any, and interest thereon may not be transferred, assigned, hypothecated or pledged. Any such attempt to transfer, assign, hypothecate or pledge the account shall be void.

 10.    INTERPRETATION AND AMENDMENT
        ----------------------------
        a) The Plan shall be administered by the Corporate Governance Committee of the Company. The decision of such Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Company reserves the right to modify this Plan from time to time or to repeal the Plan entirely, provided, however, that no modification of this Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year.

11.     EFFECTIVE DATE
        --------------
        a) The effective date of this Plan will be December 15, 1995 when it was adopted.

                                                                      EXHIBIT 11



                               TANDY CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
       AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS (a)

(In millions, except per                     Year Ended December 31,
                                ------------------------------------------------
share amounts)                    1997      1996      1995      1994      1993
--------------------------------------------------------------------------------


Ratio of Earnings to Fixed
Charges:

Income (loss) from continuing
 operations                     $  186.9  $  (91.6) $  211.9  $  224.3  $  195.6
Plus provision (benefit) for
 income taxes                      117.0     (54.0)    131.3     135.2     115.5
                                --------  --------  --------  --------  --------
Income (loss) before income
 taxes                             303.9    (145.6)    343.2     359.5     311.1
                                --------  --------  --------  --------  --------
Fixed charges:

Interest expense and
 amortization of debt discount      46.1      36.4      33.7      30.0      39.7
Amortization of issuance
 expense                             0.4       0.2       0.3       0.3       0.4
Appropriate portion (33 1/3%)
 of rentals                         74.2      80.0      72.5      70.8      67.5
                                --------  --------  --------  --------  --------
    Total fixed charges            120.7     116.6     106.5     101.1     107.6
                                --------  --------  --------  --------  --------

Earnings before income taxes
 and fixed charges              $  424.6  $  (29.0) $  449.7  $  460.6  $  418.7
                                ========  ========  ========  ========  ========

Ratio of earnings to fixed
 charges                            3.52       (a)      4.22      4.56      3.89
                                ========  ========  ========  ========  ========

Ratio of Earnings to Fixed
 Charges and Preferred
 Dividends:

Total fixed charges, as above   $  120.7  $  116.6  $  106.5  $  101.1  $  107.6
Preferred dividends                  6.1       6.3      11.3      38.9      36.7
                                --------  --------  --------  --------  --------
Total fixed charges and
 preferred dividends            $  126.8  $  122.9  $  117.8  $  140.0  $  144.3
                                ========  ========  ========  ========  ========

Earnings before income taxes
 and fixed charges              $  424.6  $  (29.0) $  449.7  $  460.6  $  418.7
                                ========  ========  ========  ========  ========

Ratio of earnings to fixed
 charges and preferred
 dividends                          3.35       (b)      3.82      3.29      2.90
                                ========  ========  ========  ========  ========


(a) Earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million.

(b) Earnings were not sufficient to cover fixed charges and preferred dividends during 1996 by approximately $151.9 million.

                                TANDY CORPORATION

                                   EXHIBIT 21

                                  SUBSIDIARIES


The largest subsidiaries of the Company are:

                                                       State of Incorporation
                                                       ----------------------

Computer City, Inc.                                           Delaware

Technology Properties, Inc.                                   Delaware

Trans World Electronics, Inc.                                  Texas


All of the subsidiaries of Tandy Corporation are included in the Company's consolidated financial statements. All other subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                               TANDY CORPORATION

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-37970, 333-27297 and 333-44125) of Tandy Corporation and to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 33-23178, 33-41523, 33-51019, 33-51599, 33-51603, 333-27437 333-47893 and
333-48331) of our report dated February 24, 1998, appearing on page 32 in this Annual Report on Form 10-K.







\s\ Price Waterhouse LLP
-------------------------
PRICE WATERHOUSE LLP

Fort Worth, Texas
March 26, 1998