Form 10-Q
period 1998-03-31
TANDY CORP /DE/
filed 1998-05-13
CIK 96289

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       OR

---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____ to ____.

                         Commission File Number: 1-5571
                            ------------------------

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

       Registrant's telephone number, including area code: (817) 415-3700
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---
The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 1998 was 101,274,961.

         Index to Exhibits is on Sequential Page No. 17. Total pages 28.



--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
(In millions, except per share amounts)                      1998        1997
--------------------------------------                     --------    --------

Net sales and operating revenues                          $1,258.3    $1,291.7
Cost of products sold                                        784.0       840.1
                                                          --------    --------
Gross profit                                                 474.3       451.6
                                                          --------    --------

Expenses/(income):
  Selling, general and administrative                        379.6       379.5
  Depreciation and amortization                               25.8        23.6
  Interest income                                             (1.7)       (2.2)
  Interest expense                                            10.3         9.0
                                                          --------    --------
                                                             414.0       409.9
                                                          --------    --------

Income before income taxes                                    60.3        41.7
Provision for income taxes                                    23.2        16.1
                                                          --------    --------

Net income                                                    37.1        25.6

Preferred dividends                                            1.5         1.6
                                                          --------    --------

Net income available to common shareholders               $   35.6    $   24.0
                                                          ========    ========

Net income available per common share:
  Basic                                                   $   0.35    $   0.22
                                                          ========    ========

  Diluted                                                 $   0.34    $   0.21
                                                          ========    ========

Shares used computing earnings per common share:
  Basic                                                      101.8       111.8
                                                          ========    ========

  Diluted                                                    106.8       116.4
                                                          ========    ========

Dividends declared per common share                       $   0.10    $   0.10
                                                          ========    ========


The accompanying notes are an integral part of these financial statements.



                       TANDY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                           March 31,  December 31,  March 31,
                                                             1998         1997        1997
(In millions, except for share amounts)                   (Unaudited)             (Unaudited)
--------------------------------------                      --------    --------    --------
Assets
Current assets:
 Cash and cash equivalents                                 $    77.9    $  105.9    $  101.5
 Accounts and notes receivable, less allowance for
  doubtful accounts                                            223.1       251.3       180.3
 Inventories, at lower of cost or market                     1,182.1     1,205.2     1,282.4
 Other current assets                                          142.2       153.1       173.9
                                                            --------    --------    --------

    Total current assets                                     1,625.3     1,715.5     1,738.1

Property, plant and equipment, at cost, less
 accumulated depreciation                                      523.9       521.9       542.5

Other assets, net of accumulated amortization                   83.3        80.1       105.1
                                                            --------    --------    --------
                                                            $2,232.5    $2,317.5    $2,385.7
                                                            ========    ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities
  of long-term debt                                         $  266.5    $  299.5    $  403.0
 Accounts payable                                              287.7       325.2       316.7
 Accrued expenses                                              238.5       273.1       291.6
 Income taxes payable                                           63.9        78.6        76.9
                                                            --------    --------    --------

    Total current liabilities                                  856.6       976.4     1,088.2
                                                            --------    --------    --------

Long-term debt, excluding current maturities                   277.1       236.1       104.2
Other non-current liabilities                                   49.8        46.4        22.2
                                                            --------    --------    --------

    Total other liabilities                                    326.9       282.5       126.4
                                                            --------    --------    --------

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares
  authorized
 Series A junior participating, 100,000 shares
  authorized and none issued                                    --          --          --
 Series B convertible (TESOP), 100,000 shares
  authorized and issued, 80,000 shares outstanding             100.0       100.0       100.0
 Common stock, $1 par value, 250,000,000 shares
  authorized with 138,332,000, 138,332,000 and
  85,645,000 shares issued, respectively                       138.3       138.3        85.6
 Additional paid-in capital                                     26.7        19.2       106.3
 Retained earnings                                           1,701.9     1,676.3     2,202.4
 Common stock in treasury, at cost, 36,812,000,
  36,023,000 and 30,712,000 shares, respectively              (881.6)     (836.1)   (1,273.7)
 Unearned deferred compensation related to TESOP               (34.8)      (37.4)      (44.9)
 Accumulated other comprehensive income                         (1.5)       (1.7)       (4.6)
                                                            --------    --------    --------
 Total stockholders' equity                                  1,049.0     1,058.6     1,171.1
Commitments and contingent liabilities
                                                            --------    --------    --------
                                                            $2,232.5    $2,317.5    $2,385.7
                                                            ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
(In millions)                                               1998          1997
 -----------                                             --------     --------

Cash flows from operating activities:
Net income                                                $   37.1     $   25.6

Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                               25.8         23.8
  Provision for credit losses and bad debts                    1.6          0.9
  Other items                                                  5.0          0.2

Changes in operating assets and liabilities:
 Receivables                                                  28.0         31.3
 Inventories                                                  23.1        128.2
 Other current assets                                          5.7          1.4
 Accounts payable, accrued expenses and income taxes         (86.9)      (223.1)
                                                          --------     --------
Net cash provided (used) by operating activities              39.4        (11.7)
                                                          --------     --------
Investing activities:
Additions to property, plant and equipment                   (28.2)       (22.7)
Proceeds from sale of property, plant and equipment            2.5          0.6
Other investing activities                                    --           (2.3)
                                                          --------     --------
Net cash used by investing activities                        (25.7)       (24.4)
                                                          --------     --------

Financing activities:
Purchase of treasury stock                                   (59.0)      (129.9)
Sales of treasury stock to employee stock
 purchase program                                             12.5         12.5
Proceeds from exercise of stock options                        8.5          2.4
Dividends paid, net of taxes                                 (11.5)       (12.5)
Changes in short-term borrowings, net                        (36.6)       143.7
Additions to long-term borrowings                             44.8         --
Repayments of long-term borrowings                            (0.4)        (0.1)
                                                          --------     --------
Net cash (used) provided by financing activities             (41.7)        16.1
                                                          --------     --------

Decrease in cash and cash equivalents                        (28.0)       (20.0)
Cash and cash equivalents, beginning of period               105.9        121.5
                                                          --------     --------
Cash and cash equivalents, end of period                  $   77.9     $  101.5
                                                          ========     ========


The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - STOCK SPLIT
    On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock for stockholders of record at the close of business on August 29, 1997, payable on September 22, 1997. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. All references to the number of shares of common stock issued or outstanding, per share prices, and income per common share amounts in the consolidated financial statements, the accompanying notes and management's discussion and analysis have been adjusted to reflect the split on a retroactive basis.

NOTE 3 - EARNINGS PER SHARE
    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the three months ended March 31, 1997 presented herein has been restated to conform with the provisions of this statement. The following schedule is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three months ended March 31, 1998 and 1997, respectively.

                                               Three Months Ended                    Three Months Ended
                                                  March 31, 1998                        March 31, 1997
                                       ----------------------------------     ----------------------------------
(Dollars and shares in millions,        Income       Shares     Per Share      Income       Shares     Per Share
  except per share amounts)           (Numerator) (Denominator)   Amount     (Numerator) (Denominator)   Amount
 -------------------------------       --------     --------     --------     --------     --------     --------


Net income                             $   37.1                               $   25.6
Less: Preferred stock dividends            (1.5)                                  (1.6)
                                       --------                               --------

Basic EPS
Net income available to common
  shareholders                             35.6        101.8     $   0.35         24.0        111.8     $   0.22
                                                                 ========                               ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                            1.5                                    1.6
Additional contribution required
 for TESOP if preferred stock
 had been converted                        (1.0)         3.5                      (1.0)         3.6
Stock options                                            1.5                                    1.0
                                       --------     --------                  --------     --------

Diluted EPS
Net income available to common
 shareholders plus assumed
 conversions                           $   36.1        106.8     $   0.34     $   24.6        116.4     $   0.21
                                       ========     ========     ========     ========     ========     ========


NOTE 4 - COMPUTER CITY STRATEGY
    On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI" or "Computer City"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka") entered into a Stock Purchase Agreement with the Company (the "Stock Purchase Agreement") to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka. Accordingly, this transaction has not been recognized as a sale for accounting purposes and Tandy continues to consolidate 100% of CCI's results of operations. The note bears interest at 8% per annum and is payable on or before July 17, 2002. Eureka, on July 17, 1997, also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity as defined pursuant to the Stock Purchase Agreement.

    Eureka has the option to require the Company to repurchase all shares owned by Eureka and the warrant, in the event that it is exercisable but unexercised, upon payment of certain amounts as provided in the Stock Purchase Agreement, if certain financial performance goals are met by CCI and the CCI Board of Directors does not approve the establishment of CCI as an independent entity by means of one or more transactions. Additionally, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the warrant, in the event that it is exercisable but unexercised, upon payment of certain amounts, as determined by defined formulas pursuant to the Stock Purchase Agreement.

    See Note 7 for Computer City's net sales and operating revenues and operating profit (loss) for the first quarters of the current and prior years.

NOTE 5 - RESTRUCTURING RESERVES
    In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See the Company's 1997 Annual Report for a discussion of the 1996 restructuring reserve transactions.

    The McDuff and Computer City stores affected by the 1996 restructuring plan were all closed by the end of the first quarter of 1997. At March 31, 1998, three Incredible Universe locations remained. The lease on one of these locations was terminated in April 1998 and another was sold in May 1998. Based on negotiations currently in process, management anticipates that the last Incredible Universe location will be disposed of in the near future. However, there can be no assurance that the final planned disposal will occur.

    Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for the three months ended March 31:

                                         Three Months Ended March 31,
                                         ----------------------------
(In millions)                              1998                1997
-------------                            --------            --------

Net sales and operating revenues            $ 0.1              $128.7
Operating loss                                --                (14.7)

    Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining property and leases, among other factors, could result in additional charges.

    The following schedule is an analysis of the amounts charged against the reserve during the three months ended March 31, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.

                                                  Charges
                           Balance   Additional   1/1/98 -   Balance
(In millions)              12/31/97   Reserves    3/31/98    3/31/98
------------               --------   --------   --------   --------
Real estate obligations        27.0      --         (5.2)   $   21.8
Other                           1.6      --         (0.1)        1.5
                           --------   --------   --------   --------
                               28.6      --         (5.3)   $   23.3
                           ========   ========   ========   ========

NOTE 6 - COMPREHENSIVE INCOME
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended March 31, 1998 and 1997 was $37.2 million and $24.4 million, respectively.

NOTE 7 - SEGMENT DISCLOSURES
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The table below summarizes net sales and operating revenues, operating profit and assets for the Company's reportable segments. Consolidated operating profit is reconciled to the Company's income before income taxes.

                                              Three Months Ended March 31,
                                              ----------------------------
(In millions)                                     1998            1997
-------------                                   --------        --------
Net sales and operating revenues:
 RadioShack                                     $  778.5        $  688.2
 Computer City                                     479.7           474.8
 Closed units - restructuring                        0.1           128.7
                                                --------        --------
                                                $1,258.3        $1,291.7
                                                ========        ========

Operating profit:
 RadioShack                                     $   84.7        $   62.4
 Computer City                                      (9.8)            3.5
 Closed units - restructuring                       --             (14.7)
 Corporate administration and other                 (6.0)           (2.7)
                                                --------        --------
                                                    68.9            48.5
Interest income                                      1.7             2.2
Interest expense                                   (10.3)           (9.0)
                                                --------        --------
Income before income taxes                      $   60.3        $   41.7
                                                ========        ========

Assets:
 RadioShack                                     $1,315.9        $1,214.8
 Computer City                                     493.5           550.3
 Closed units - restructuring                       --              28.8
 Corporate administration and other                423.1           591.8
                                                --------        --------
                                                $2,232.5        $2,385.7
                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Factors That May Affect Future Results

    Tandy Corporation ("Tandy" or "Company") participates in a highly competitive industry that is characterized by aggressive pricing practices. In developing strategies to achieve continued increases in sales and operating profits, the Company anticipates customer demand in managing its product transitions, inventory levels, and distribution cycles. Due to rapid technological advances affecting personal computer and consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors including, without limitation, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development and changes in tax rules and regulations applicable to the Company.

    The regulatory and trade environment in which the Company operates is subject to risk and uncertainty. As a large importer of consumer electronic products from Asia, unfavorable trade imbalances or the failure of Congress to approve a "Most Favored Nations" status to The People's Republic of China could negatively affect the Company. As a result of the Telecommunications Act of 1996, the deregulated telecommunications market will continue to present both opportunities and increased competition for the provision of telecommunication equipment and service to consumers.

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

Segment Reporting Disclosures

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). All references to RadioShack and Computer City in management's discussion and analysis refer to the Company's reportable segments, unless otherwise noted.

    The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, Inc. ("CCI" or "Computer City"), which is comprised of the North American operations, and, in the prior year information, the five Computer City Europe stores sold by the Company in the fourth quarter of 1997. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996. The corporate administration segment includes corporate units which serve all areas of the Company and, also, income (expense) which is not allocated to the RadioShack and Computer City segments.

Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended March 31 were:

                                          Three Months Ended
                                               March 31,        % Increase
                                        ---------------------
(In millions)                             1998         1997      (Decrease)
-------------                           --------     --------    ---------
RadioShack                              $  778.5     $  688.2       13.1%
Computer City                              479.7        474.8        1.0
                                        --------     --------
 Retail segments                         1,258.2      1,163.0        8.2
Closed units - restructuring                 0.1        128.7      (99.9)
                                        --------     --------
                                        $1,258.3     $1,291.7       (2.6)%
                                        ========     ========

    Retail segments generated an 8.2% sales gain for the three month period ended March 31, 1998. The Company's overall comparable store sales for U.S. and Canadian retail operations increased 6.6% over the first quarter of 1997.

    RadioShack's overall sales increased 13.1% during the first quarter of 1998, while comparable retail store sales increased 11.2%, compared to the first quarter of 1997. Sales increases were particularly strong in the telecommunications and personal computer categories. Sales of all telecommunications products were up more than 25% during this quarter, compared to the quarter ended March 31, 1997. Sales of cellular telephones represented approximately two-thirds of total wireless revenue for this three month period. In addition, approximately 3,500 company-owned stores were selling PCS hardware and services at March 31, 1998, compared to 1,300 stores at March 31, 1997. Sales of residential telephone products increased approximately 25% over the first quarter of 1997, driven by increased assortments and the introduction of the Sprint Store at RadioShack in September 1997.

    Computer sales were up over 25% in dollars and up over 85% in number of units, due to aggressive pricing strategies put into place as RadioShack transitioned from IBM to Compaq branded computer products. Of RadioShack's major product categories, only the audio/video category had a slight sales decrease for the quarter ended March 31, 1998.

    Overall sales for the Computer City segment increased 1.0% during the first quarter of 1998. However, excluding the five Computer City Europe stores sold in the fourth quarter of 1997, Computer City's overall sales increased 6.1% over the prior year first quarter, primarily due to the opening of eight new stores since March 31, 1997. Retail merchandise sales accounted for the majority of the overall sales increase for the quarter, with increased sales in the software, printers, and accessory and supplies categories. Sales in the computer CPU category, however, decreased in both dollars and as a percent of sales, compared to the prior year first quarter, as the average CPU price decreased. Comparable U.S. and Canadian store sales were flat for the quarter, compared to the three months ended March 31, 1997. Computer City plans to open approximately five additional stores in the second quarter.

RETAIL OUTLETS

                                 March 31,  December 31,  March 31, December 31,
                                    1998        1997        1997        1996
--------------------------------------------------------------------------------
RadioShack
  Company-Owned                     4,978       4,972       4,875       4,942(1)
  Dealer/Franchise                  1,946       1,934       1,919       1,927
                                 --------    --------    --------    --------
                                    6,924       6,906       6,794       6,869

Computer City                          96          96          93         113(2)
Incredible Universe (3)                --          --           6          17
                                 --------    --------    --------    --------

Total Number of Retail Outlets      7,020       7,002       6,893       6,999
                                 ========    ========    ========    ========

(1)Includes 53 McDuff stores that were part of the store closure plan announced in December 1996.
(2)Includes 21 stores that were part of the store closure plan announced in December 1996.
(3)Incredible Universe division ceased operations in 1997.

Gross Profit

    Gross profit for the Company as a percent of net sales and operating revenues was 37.7% during the three months ended March 31, 1998, compared to 35.0% during the corresponding 1997 period. This increase in the gross profit percentage is the result of the closing of Incredible Universe and other units pursuant to the 1996 restructuring; these units operated at lower gross margins than Tandy as a whole. Closed units accounted for 10.0% of Tandy's consolidated sales during the three months ended March 31, 1997. Excluding closed units, the gross profit percent of sales for the first quarter of 1997 would have approximated 37.4%.

    RadioShack's gross margin decreased approximately 1.0 percentage point in the first quarter of 1998, compared to the first quarter of 1997. This decrease was due to increases in computer and telecommunications products sales, both of which have lower gross margins than the overall RadioShack average. RadioShack also experienced a large increase during the quarter in the sale of prepaid wireless airtime, which has a significantly lower gross margin than RadioShack's core categories. All other major RadioShack categories had increases in gross margin dollars.

    Computer City's gross profit as a percent of sales decreased 0.3 percentage points for the three months ended March 31, 1998, compared to the 1997 quarter, although gross profit increased in dollars during this time period. The increased utilization of mail in rebates contributed to gross profit decreases in both dollars and as a percent of sales in the computer, peripherals and software categories. In addition, gross profits for technical services were down in both dollars and as a percent of sales for the quarter, compared to the three months ended March 31, 1997.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expense as a percent of net sales and operating revenues for the first quarter of 1998 was 30.2%, compared to 29.4% during the first quarter of 1997. This 0.8 percentage point increase is primarily the result of the closing of Incredible Universe and other units pursuant to the 1996 restructuring; these units had a lower SG&A expense level than Tandy as a whole. Closed units accounted for 10.0% of Tandy's consolidated sales during the three months ended March 31, 1997. Excluding closed units, Tandy's SG&A expense as a percent of sales would have been 30.0% for the quarter ended March 31, 1997. The Company's SG&A expense as a percent of sales was also affected by a 2.2 percentage point increase in Computer City's SG&A percentage from transitional costs and duplication of overhead expenses, as CCI continues to build the infrastructure necessary to move toward independence from Tandy. Consolidated Company advertising and rent expenses were down in both dollars and as a percent of sales, while payroll expenses were slightly up for the quarter ended March 31, 1998.

    RadioShack's SG&A expense as percent of sales decreased 2.9 percentage points when compared to the first 1997 quarter, due in part to lower advertising costs. In addition, significant increases in comparable stores sales contributed to the decrease in RadioShack's SG&A expense as a percent of sales. Computer City's higher SG&A expense as a percent of sales this quarter is primarily attributable to higher payroll costs associated with the new infrastructure expenses described above and, also, to higher advertising costs.

Provision for Business Restructuring

    In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See the Company's 1997 Annual Report for a discussion of the 1996 restructuring reserve transactions.

    The McDuff and Computer City stores affected by the 1996 restructuring plan were all closed by the end of the first quarter of 1997. At March 31, 1998, three Incredible Universe locations remained. The lease on one of these locations was terminated in April 1998 and another was sold in May 1998. Based on negotiations currently in process, management anticipates that the last Incredible Universe location will be disposed of in the near future. However, there can be no assurance that the final planned disposal will occur.

    Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for the three months ended March 31:

                                         Three Months Ended March 31,
                                         ----------------------------
(In millions)                                1998           1997
-------------                              --------       --------

Net sales and operating revenues           $    0.1       $  128.7
Operating loss                                  --           (14.7)

    Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining property and leases, among other factors, could result in additional charges.

    The  following  schedule is an analysis of the amounts  charged  against the reserve during the three months ended March 31, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.
                                                             Charges
                                     Balance   Additional    1/1/98-     Balance
(In millions)                       12/31/97    Reserves     3/31/98     3/31/98
------------                        --------    --------    --------    --------
Real estate obligations                 27.0        --          (5.2)   $   21.8
Other                                    1.6        --          (0.1)        1.5
                                    --------    --------    --------    --------
                                        28.6        --          (5.3)   $   23.3
                                    ========    ========    ========    ========

Net Interest Expense

    Net interest expense for the quarter ended March 31, 1998 was $8.6 million, an increase of $1.8 million from $6.8 million in the first quarter of 1997. This net increase in expense is the result of several factors. First, the Company's average debt outstanding for the quarter ended March 31, 1998 was approximately $42.1 million higher than the average debt outstanding for the quarter ended March 31, 1997. Secondly, the Company has refinanced a portion of its short-term indebtedness by issuing $199.0 million of medium and long-term unsecured notes since March 31, 1997. These longer term notes bear slightly higher interest rates than the short-term financing used by the Company during the three months ended March 31, 1997. Also, principal reductions in interest-bearing notes receivable have resulted in a decline in interest income. Net interest expense is expected to increase moderately during 1998.

Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rate was 38.5% for the first quarters of both 1998 and 1997.

Restricted Stock Awards

    The Company granted, under the 1993 Incentive Stock Plan on February 1, 1997, an aggregate of approximately 2,041,200 restricted stock awards of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair value of $22.59 per share when granted. Vesting of the restricted stock occurs at the earlier of the following: (1) if managers are employed as a store manager or higher position by the Company after February 1, 1999 and the Company common stock closes at $33 13/16 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2002 if the managers are employed as store managers or a higher position of the Company, at that time. Compensation expense, equal to the fair market value of the shares upon vesting, will be recognized when it becomes probable that the performance criteria will be met or upon actual vesting. As of March 31, 1998, there were 1,470,600 stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

Computer City Strategy

    On June 26, 1997, the Company organized a new subsidiary, Computer City, Inc. ("CCI" or "Computer City"), and thereafter conveyed to it certain related assets and liabilities of the Company's Computer City division. On July 17, 1997, Eureka Venture Partners III LLP, a Texas limited liability partnership ("Eureka") entered into a Stock Purchase Agreement with the Company (the "Stock Purchase Agreement") to acquire 19.9% of the outstanding common stock of CCI for a total purchase price of $24.9 million, payable in cash (1% of the purchase price) and a note (99% of the purchase price) issued by Eureka. The note is secured only by the common shares of CCI held by Eureka. Accordingly, this transaction has not been recognized as a sale for accounting purposes and Tandy continues to consolidate 100% of CCI's results of operations. The note bears interest at 8% per annum and is payable on or before July 17, 2002. Eureka, on July 17, 1997, also acquired a warrant to purchase an additional 20.1% of the outstanding common stock of CCI for $31.4 million payable in cash (at least 10% of the purchase price) and a note (not more than 90% of the purchase price) issued by Eureka. This warrant is exercisable upon either the attainment of certain financial performance goals by CCI or upon the date CCI is established as an independent entity as defined pursuant to the Stock Purchase Agreement.

    Eureka has the option to require the Company to repurchase all shares owned by Eureka and the warrant, in the event that it is exercisable but unexercised, upon payment of certain amounts as provided in the Stock Purchase Agreement, if certain financial performance goals are met by CCI and the CCI Board of Directors does not approve the establishment of CCI as an independent entity by means of one or more transactions. Additionally, prior to CCI being established as an independent entity, the Company has the right to reacquire all of the shares of CCI owned by Eureka and the warrant, in the event that it is exercisable but unexercised, upon payment of certain amounts, as determined by defined formulas pursuant to the Stock Purchase Agreement.

    As of May 8, 1998, CCI is working with investment banks to raise private investments of approximately $50 million. Capital raised as a result of this process would be used primarily for capital expenditures. CCI and the investment banks are in the process of meeting with potential investors. There can be no assurance, however, that CCI will be able to raise any such capital or that independent status will occur.

    See Segment Data by Business Unit for Computer City's net sales and operating revenues and operating profit (loss) for the first quarters of the current and prior years. The new management team at CCI has taken and will continue to take certain actions planned to increase revenues and achieve profitability. These plans include increasing service revenues which typically have a higher gross margin than merchandise sales, increasing direct sales to corporations, government and education customers, and creating a build-to-order program which allows customers to order custom-configured personal computers. Management of CCI believes that these actions could result in improved operating performance; however, there can be no assurance that increased sales and profitability will be achieved. Should these actions fail to increase sales and achieve operating profit, CCI management may be required to close additional stores, sell certain assets or take other measures deemed necessary to achieve improved operating performance.

Cash Flow and Financial Condition

    Cash flow provided by operating activities approximated $39.4 million in the three month period ended March 31, 1998, compared to cash used by operating activities of $11.7 million in the prior year first quarter. This change relates primarily to shifts among working capital components. Inventory cash flows were generated during the first quarter of 1998 by a RadioShack inventory decrease of $53.5 million, which was partially offset by a $30.4 million increase in Computer City inventory. In the first quarter of 1997, inventory generated $128.2 million in cash flows, primarily from the liquidation of closed store inventories. Decreases in accounts payable and accrued expenses in the three months ended March 31, 1998, accounted for $74.7 million of the $86.9 million decrease in operating cash flows, while decreases in these accounts and the restructuring reserve were responsible for a $223.1 million decrease in operating cash flows for the three months ended March 31, 1997.

    Investing activities for the quarter ended March 31, 1998 included capital expenditures totaling $28.2 million, primarily for retail expansion, upgrade of information systems and Computer City infrastructure enhancements. Management anticipates that capital expenditure requirements, excluding Computer City, will approximate $75.0 to $85.0 million for the remainder of 1998, primarily to support RadioShack future store expansions and refurbishments and to update additional information systems. CCI's first quarter capital expenditures
included  a  store  telephone  upgrade,   retail  expansion  and  remodels,  and
information system enhancements. CCI management anticipates that capital expenditure requirements for the remainder of 1998 will approximate $45.0 to $55.0 million, related primarily to information systems, new store openings and store remodels. The CCI capital expenditures are planned to be primarily funded by existing bank lines or new capital.

    Cash used by financing activities for the three month period ended March 31, 1998 includes the addition of $44.8 million of long-term debt, which is offset by a decrease in short-term debt of $36.6 million and purchases of treasury stock of $59.0 million. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new stores are leased rather than owned.

    Cash and cash equivalents at March 31, 1998 were $77.9 million, compared to $105.9 million at December 31, 1997 and $101.5 million at March 31, 1997. Total debt as a percentage of total capitalization was 34.1% at March 31, 1998, compared to 33.6% at December 31, 1997 and 30.2% at March 31, 1997. Long-term debt as a percentage of total capitalization was 17.4% at March 31, 1998, compared to 14.8% at December 31, 1997 and 6.2% at March 31, 1997.

    The Company's credit facility totals $500 million, $200 million of which is a one-year facility maturing June 1998, with the remaining $300 million in a five-year facility maturing June 2001. The Company expects to extend the maturity date of the one-year facility to June 1999. The revolving credit facility is used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

    On March 3, 1997, the Company announced that its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996. The share increase brings the total authorization to 30.0 million shares of which approximately 22.0 million shares, totaling $568.9 million, had been purchased as of March 31, 1998. During the quarter ended March 31, 1998, the Company repurchased approximately 1.0 million shares for $39.7 million under the program. These purchases are in addition to the shares required for employee plans, which are purchased throughout the year.

    On March 3, 1997, the Company's Board of Directors authorized the filing of a $300.0 million Debt Shelf Registration Statement (the "Registration Statement') with the Securities and Exchange Commission ("S.E.C."). On August 19, 1997, the Company issued $150.0 million of 10 year unsecured senior notes under the Registration Statement, which was effective August 6, 1997. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007.

    In December 1997, the Company issued $4.0 million in medium-term notes under the remaining $150.0 million of the Registration Statement. An additional $45.0 million in medium-term notes were issued in January 1998. Tandy's medium and long-term notes outstanding at March 31, 1998 under the 1991 and 1997 shelf registrations totaled $225.0 million compared to $54.5 million at March 31, 1997.

Inventory

    Total inventories at March 31, 1998 decreased $23.1 million or 1.9%, compared to December 31, 1997, and $100.3 million or 7.8%, compared to the March 31, 1997 level. These decreases in total inventory levels since the first quarter of 1997 are primarily attributable to reductions from 1996 restructuring actions, offset by RadioShack inventory increases from store expansions and increased telephony inventory. The decrease in inventory since year end is partially due to a $53.5 million reduction at RadioShack because of strong sales overall and the liquidation of computer inventory during the first quarter. This decrease is partially offset by a $30.4 million increase in inventory since December 31, 1997 at Computer City due to a seasonal buildup following increased sales at year end. Inventory is primarily comprised of finished goods.

Changes in Stockholders' Equity
                                                    Outstanding
(In millions)                                      Common Shares      Dollars
------------                                       -------------   -------------
Balance at December 31, 1997                           102.3        $   1,058.6
Foreign currency translation adjustments,
 net of deferred taxes                                  --                  0.3
Sale of treasury stock to Tandy Stock Plan               0.3               12.5
Purchase of treasury stock                              (1.6)             (62.7)
Exercise of stock options and grant of
 stock awards                                            0.5               12.9
Repurchase of preferred stock                           --                 (0.7)
Preferred stock dividends, net of tax                   --                 (1.0)
TESOP deferred compensation earned                      --                  2.5
Common stock dividends declared                         --                (10.5)
Net income                                              --                 37.1
                                                    --------           --------
Balance at March 31, 1998                              101.5           $1,049.0
                                                    ========           ========


Segment Data by Business Unit

     Effective January 1, 1998, the Company adopted FAS 131. The table below summarizes net sales and operating revenues, operating profit and assets for the Company's reportable segments. Consolidated operating profit is reconciled to the Company's income before income taxes.



                                            Three Months Ended March 31,
                                            ----------------------------
(In millions)                                   1998            1997
-------------                                 --------        --------
Net sales and operating revenues:
 RadioShack                                   $  778.5        $  688.2
 Computer City                                   479.7           474.8
 Closed units - restructuring                      0.1           128.7
                                              --------        --------
                                              $1,258.3        $1,291.7
                                              ========        ========

Operating profit:
 RadioShack                                   $   84.7        $   62.4
 Computer City                                    (9.8)            3.5
 Closed units - restructuring                     --             (14.7)
 Corporate administration and other               (6.0)           (2.7)
                                              --------        --------
                                                  68.9            48.5
 Interest income                                   1.7             2.2
 Interest expense                                (10.3)           (9.0)
                                              --------        --------
 Income before income taxes                   $   60.3        $   41.7
                                              ========        ========

Assets:
 RadioShack                                   $1,315.9        $1,214.8
 Computer City                                   493.5           550.3
 Closed units - restructuring                     --              28.8
 Corporate administration and other              423.1           591.8
                                              --------        --------
                                              $2,232.5        $2,385.7
                                              ========        ========

    See Segment Reporting Disclosures above for discussion of components for each reportable segment. The Company's accounting policy treatment is consistent among reportable segments.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1998. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 5.  OTHER INFORMATION.

    The mailing address of the Company's principal executive offices and its telephone number have changed to 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102 and (817) 415-3700, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

           1) On January 28, 1998, the Company announced that its RadioShack division and Compaq Computer Corporation had signed a Letter of Intent to sell Compaq computer products through RadioShack retail sites. The Form 8-K was filed on February 2, 1998.

           2) On April 6, 1998, the Company announced that John V. Roach, Chairman and Chief Executive Officer, would step down as Chief Executive Officer at the end of 1998. The Form 8-K was filed on April 7, 1998.

          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                    Tandy Corporation
                                                       (Registrant)







Date:  May 13, 1998                           By   /s/  Richard L. Ramsey
                                                  ------------------------------
                                                        Richard L. Ramsey
                                                  Vice President and Controller
                                                      (Authorized Officer)






Date:  May 13, 1998                                /s/   Dwain H. Hughes
                                                  ------------------------------
                                                         Dwain H. Hughes
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)

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

10s* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10s to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10t* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10t to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10u* Form of December 1997 Deferred Salary and Bonus Agreement (Stock Investment) with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10u to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10v* Form of December 1997 Salary and Bonus Agreement with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10v to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).


10w* Tandy Corporation Executive Deferred Compensation Plan, effective April 1, 1998, (filed as Exhibit 10w to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10x* Tandy Corporation Executive Deferred Stock Plan, effective April 1, 1998, (filed as Exhibit 10x to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10y* Tandy Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated January 1, 1998, (filed as Exhibit 10y to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).


10z*           Form of September 30, 1997 Deferred Compensation Agreement
               between Tandy Corporation and John V. Roach.                   22

10aa*          Form of September 30, 1997 Deferred Compensation Agreement
               between Tandy Corporation and Leonard H. Roberts.              25

11             Statement of Computation of Ratios of Earnings to Fixed
               Charges.                                                       27

27             Financial Data Schedule.

-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                     Exhibit 10z

                         DEFERRED COMPENSATION AGREEMENT
                                     BETWEEN
                              TANDY CORPORATION AND
                            -------------------------

THIS AGREEMENT made this 30th day of September, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and ________________, a resident of the State of Texas ("Executive").

                                   WITNESSETH:

THAT WHEREAS, Executive is the ___________________ of Tandy and receives certain compensation from Tandy;

WHEREAS,   Executive   desires  to  defer  the  receipt  of  a  portion  of  his
compensation; and

WHEREAS, Tandy agrees to defer the payment of a portion of certain compensation of the Executive:

NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

Deferral of Compensation. Executive hereby agrees to defer the receipt of the following cash compensation, subject to the terms and conditions of this
Agreement:

1. Executive's Biweekly Net Salary to be paid from October 1, 1997 through December 31, 1997. "Biweekly Net Salary" shall mean the Executive's gross biweekly salary less ________ for each biweekly payroll period.

2. Executive's Net Bonus (if any) to be paid at the end of January 1998. "Net Bonus" shall mean the Executive's bonus which, if earned and due, would otherwise be paid in January 1998 less ________.

Deferred Compensation Account.

1. Tandy shall establish a book reserve (the "Deferred Compensation Account").

2. Tandy shall credit to the Deferred Compensation Account:

      a. On the Thursday following each pay period end, from the date hereof through December 31, 1997, the applicable Biweekly Net Salary, plus an amount equal to 12% of the applicable Biweekly Net Salary (the "Salary Matching Contribution"); and

      b.   On the last day of  January  1998,  the Net  Bonus,  if any,  plus an
           amount   equal  to  12%  of  the  Net  Bonus  (the  "Bonus   Matching
           Contribution").

Investment of Deferred Compensation Account.

1. Tandy shall invest an amount of its assets equal to the value of the Deferred Compensation Account in such mutual funds, stocks, bonds, securities, or other investments as may be selected by the Executive in his sole discretion. Notwithstanding the above, the Salary Matching Contribution and the Bonus Matching Contribution shall remain invested in Tandy common stock for the duration of this Agreement.

2.    Any earnings,  gains, or losses  (realized or unrealized)  associated with
      the   investment  of  such  assets  shall  be  credited  to  the  Deferred
      Compensation Account.

3. Executive agrees on behalf of himself and his beneficiary to assume all risk in connection with any decrease in the value of the assets associated with the Deferred Compensation Account.

4. Executive and his beneficiary shall have no property interest whatsoever in any specific assets of Tandy.


Payment of Deferred Compensation.

1. Except as otherwise provided herein, Tandy shall pay to Executive in a single sum the amount credited to the Deferred Compensation Account on January 2, 2004.

      Executive may, on or before December 31, 2002, elect, in writing, to receive the amount credited to the Deferred Compensation Account in more than one annual installment, provided that payment of benefits does not begin prior to January 2, 2004. After Executive dies, any amount remaining in the Deferred Compensation Account shall be paid in a single sum to his beneficiary.

2. Any time prior to January 2, 2004, Executive may elect to receive in a single sum 94% of the Deferred Compensation Account. Upon receipt of this amount, Executive shall forfeit the remaining 6% of the Deferred Compensation Account.

Beneficiary. The beneficiary under this Agreement shall be Executive's spouse. If Executive's spouse predeceases Executive, then the beneficiary under this Agreement shall be Executive's estate. Executive may change the beneficiary under this Agreement by notifying Tandy's general counsel in writing.

Funding.

1.    Nothing contained in this Agreement  and no  action  taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any funds which may be invested under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person other than Tandy shall by virtue of the provisions of this Agreement have any interest in such funds. To the extent that any person acquires a right to receive payments from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets earmarked for the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.

1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2. Tandy shall have full power and authority to interpret, construe, and administer this Agreement and Tandy's interpretations and construction thereof, and actions thereunder, including any valuation of the Deferred Compensation Account, or the amount or recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the board of directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3. This Agreement shall be binding upon and inure to the benefit of Tandy, its successors and assigns, and Executive and his heirs, executors, administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas.

IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.


                                         TANDY CORPORATION



_____________________________            By: _____________________________
Secretary


                                         _________________________________

                                         Executive

                                                                    Exhibit 10aa

                         DEFERRED COMPENSATION AGREEMENT
                                     BETWEEN
                              TANDY CORPORATION AND
                            -------------------------


THIS AGREEMENT made this 30th day of September, 1997, by and between Tandy Corporation, a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business at Fort Worth, Tarrant County, Texas ("Tandy") and _______________, a resident of the State of Texas ("Executive").

                                   WITNESSETH:

THAT  WHEREAS,   Executive  is  ____________  of  Tandy  and  receives   certain
compensation  from Tandy;

WHEREAS,   Executive   desires  to  defer  the  receipt  of  a  portion  of  his
compensation; and

WHEREAS, Tandy agrees to defer the payment of a portion of certain compensation of the Executive:

NOW, THEREFORE, in consideration of the premises and of the promises and covenants hereinafter contained and for the purposes herein stated, the parties hereto do hereby agree as follows:

Deferral of Compensation. Executive hereby agrees to defer the receipt of the following cash compensation, subject to the terms and conditions of this
Agreement:

1. An amount equal to ___________ % of the Executive's bonus (if any) which, if earned and due, would otherwise be paid in January 1998 (hereafter called the "Deferred Bonus").

Deferred Compensation Account.

1. Tandy shall establish a book reserve (the "Deferred Compensation Account").

2. Tandy shall credit to the Deferred Compensation Account, on the last day of January 1998, the Deferred Bonus (if any), plus an amount equal to 12% of the Deferred Bonus (the "Matching Contribution").

Investment of Deferred Compensation Account.

1. Tandy shall invest an amount of its assets equal to the value of the Deferred Compensation Account in such mutual funds, stocks, bonds, securities, or other investments as may be selected by the Executive in his sole discretion. Notwithstanding the above, the Matching Contribution shall remain invested in Tandy common stock for the duration of this Agreement.

2.    Any earnings,  gains, or losses  (realized or unrealized)  associated with
      the   investment  of  such  assets  shall  be  credited  to  the  Deferred
      Compensation Account.

3. Executive agrees on behalf of himself and his beneficiary to assume all risk in connection with any decrease in the value of the assets associated with the Deferred Compensation Account.

4. Executive and his beneficiary shall have no property interest whatsoever in any specific assets of Tandy.

Payment of Deferred Compensation.

1. Except as otherwise provided herein, on January 2, 2003, Tandy shall pay to Executive in a single sum the amount credited to the Deferred Compensation Account on such day. Executive may, on or before December 31, 2001, elect, in writing, to receive the amount credited to the Deferred Compensation Account in more than one annual installment, provided that payment of benefits does not begin prior to January 2, 2003. After Executive dies, any amount remaining in the Deferred Compensation Account shall be distributed to his beneficiary.

2. Any time prior to January 2, 2003, Executive may elect to receive in a single distribution 94% of the amount credited to the Deferred Compensation Account. Upon receipt of this payment, Executive shall forfeit the remaining 6% of the amount credited to the Deferred Compensation Account.

Beneficiary. The beneficiary under this Agreement shall be Executive's spouse. If Executive's spouse predeceases Executive, then the beneficiary under this Agreement shall be Executive's estate.

Funding.

1. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Tandy and Executive, his beneficiary or any other person. Any funds which may be invested under the provisions of this Agreement shall continue for all purposes to be a part of the general assets of Tandy and no person other than Tandy shall by virtue of the provisions of this Agreement have any interest in such funds. To the extent that any person acquires a right to receive payments from Tandy under this Agreement, such right shall be no greater than the right of any unsecured general creditor of Tandy.

2. Notwithstanding the above, Executive in his sole discretion may require that Tandy create a grantor trust (commonly referred to as a rabbi trust). If a grantor trust is created, Tandy shall deposit the assets earmarked for the Deferred Compensation Account into the trust. The assets of the grantor trust shall be subject solely to the bankruptcy or insolvency creditors of Tandy.

Assignment or Alienation of Benefits. The right of Executive or any other person to the payment of benefits under this Agreement shall not be assigned, alienated, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

Miscellaneous.

1. Nothing contained herein shall be construed as conferring upon Executive the right to continue in the employ of Tandy in any capacity.

2. Tandy shall have full power and authority to interpret, construe, and administer this Agreement and Tandy's interpretations and construction thereof, and actions thereunder, including any valuation of the Deferred Compensation Account, or the amount or recipient of the payment to be made therefrom, shall be binding and conclusive on all persons for all purposes. No employee of Tandy or member of the board of directors of Tandy shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to his own willful misconduct or lack of good faith.

3. This Agreement shall be binding upon and inure to the benefit of Tandy, its successors and assigns, and Executive and his heirs, executors, administrators, and legal representatives.

4. This Agreement shall be construed in accordance with and governed by the law of the State of Texas.

IN WITNESS WHEREOF, Tandy has caused this Agreement to be executed by its duly authorized officer and Executive has hereunto set his hand as of the date first above written.


                                     TANDY CORPORATION



___________________________          By: ____________________________
Secretary



                                     ________________________________
                                     Executive

                                                                      EXHIBIT 11

                                TANDY CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                            Three Months Ended
                                                                  March 31,
(In millions, except ratios)                                 1998         1997
----------------------------                               --------     --------
Ratio of Earnings to Fixed Charges:

Net income                                                 $   37.1     $   25.6
Plus provision for income taxes                                23.2         16.1
                                                           --------     --------
Income before income taxes                                     60.3         41.7
                                                           --------     --------

Fixed charges:
Interest expense and amortization of
    debt discount                                              10.3          9.0
Amortization of issuance expense                                0.2          0.1
Appropriate portion (33 1/3%) of rentals                       18.5         19.3
                                                           --------     --------
    Total fixed charges                                        29.0         28.4
                                                           --------     --------

Earnings before income taxes and
    fixed charges                                          $   89.3     $   70.1
                                                           ========     ========

Ratio of earnings to fixed charges                             3.08         2.47
                                                           ========     ========

Ratio of Earnings to Fixed Charges and
    Preferred Dividends:

Total fixed charges, as above                              $   29.0     $   28.4
Preferred dividends                                             1.5          1.6
                                                           --------     --------
Total fixed charges and preferred dividends                $   30.5     $   30.0
                                                           ========     ========

Earnings before income taxes, fixed
    charges and preferred dividends                        $   89.3     $   70.1
                                                           ========     ========

Ratio of earnings to fixed charges and
    preferred dividends                                        2.93         2.34
                                                           ========     ========