Form 10-Q
period 1998-06-30
TANDY CORP /DE/
filed 1998-08-13
CIK 96289

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                   ---
The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 1998 was 100,367,016.

        Index to Exhibits is on Sequential Page No. 20. Total pages 156.



--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                  June 30,
                                                     ---------------------     ---------------------
(In millions, except per share amounts)                1998         1997         1998         1997
---------------------------------------              --------     --------     --------     --------

Net sales and operating revenues                     $1,192.8     $1,146.0     $2,451.1     $2,437.7
Cost of products sold                                   727.1        700.4      1,511.1      1,540.5
                                                     --------     --------     --------     --------
Gross profit                                            465.7        445.6        940.0        897.2
                                                     --------     --------     --------     --------

Expenses/(income):
  Selling, general and administrative                   388.4        367.9        768.0        747.4
  Depreciation and amortization                          26.5         23.6         52.3         47.2
  Interest income                                        (1.5)        (2.7)        (3.2)        (4.9)
  Interest expense                                       11.8         10.2         22.1         19.2
  Provision for loss on sale of Computer
   City, Inc.                                            73.2          --          73.2          --
                                                     --------     --------     --------    ---------
                                                        498.4        399.0        912.4        808.9
                                                     --------     --------     --------    ---------

Income (loss) before income taxes                       (32.7)        46.6         27.6         88.3
Provision (benefit) for income taxes                    (12.6)        17.9         10.6         34.0
                                                     --------     --------     --------    ---------

Net income (loss)                                       (20.1)        28.7         17.0         54.3

Preferred dividends                                       1.4          1.5          2.9          3.1
                                                     --------     --------     --------    ---------

Net income (loss) available to common shareholders   $  (21.5)    $   27.2     $   14.1    $    51.2
                                                     ========     ========     ========    =========

Net income (loss) available per common share:
  Basic                                              $  (0.21)    $   0.25     $   0.14    $    0.47
                                                     ========     ========     ========    =========

  Diluted                                            $  (0.21)    $   0.24     $   0.14    $    0.46
                                                     ========     ========     ========    =========

Shares used in computing earnings (loss) per
 common share:
  Basic                                                 101.0        108.3        101.4        110.1
                                                     ========     ========     ========     ========

  Diluted                                               101.0        113.2        103.2        114.8
                                                     ========     ========     ========     ========

Dividends declared per common share                  $   0.10     $   0.10     $   0.20     $   0.20
                                                     ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.



                                     TANDY CORPORATION AND SUBSIDIARIES
                                        Consolidated Balance Sheets

                                                            June 30,      December 31,  June 30,
                                                              1998           1997         1997
(In millions, except for share amounts)                    (Unaudited)                 (Unaudited)
--------------------------------------                      ----------    ----------    ----------
Assets
Current assets:
  Cash and cash equivalents                                  $   61.9     $  105.9     $   71.3
  Accounts and notes receivable, less allowance for
    doubtful accounts                                           231.6        251.3        241.9
  Inventories, at lower of cost or market                     1,187.3      1,205.2      1,108.9
  Other current assets                                          132.7        153.1        151.5
                                                             --------     --------     --------

    Total current assets                                      1,613.5      1,715.5      1,573.6

Property, plant and equipment, at cost, less
  accumulated depreciation                                      526.0        521.9        546.3

Other assets, net of accumulated amortization                    81.8         80.1        126.9
                                                             --------     --------     --------
                                                             $2,221.3     $2,317.5     $2,246.8
                                                             ========     ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities
    of long-term debt                                        $  313.2     $  299.5     $  482.7
  Accounts payable                                              309.9        325.2        222.5
  Accrued expenses                                              301.5        273.1        272.5
  Income taxes payable                                           10.7         78.6         53.8
                                                             --------     --------     --------

    Total current liabilities                                   935.3        976.4      1,031.5
                                                             --------     --------     --------

Long-term debt, excluding current maturities                    270.3        236.1         77.9
Other non-current liabilities                                    50.9         46.4         21.8
                                                             --------     --------     --------

    Total other liabilities                                     321.2        282.5         99.7
                                                             --------     --------     --------

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized
   Series A junior participating, 100,000 shares
     authorized and none issued                                   --           --           --
   Series B convertible (TESOP), 100,000 shares
     authorized and issued, 78,000 shares outstanding           100.0        100.0        100.0
  Common stock, $1 par value, 250,000,000 shares
    authorized with 138,332,000, 138,332,000 and
    85,645,000 shares issued, respectively                      138.3        138.3         85.6
  Additional paid-in capital                                     32.4         19.2        107.2
  Retained earnings                                           1,670.9      1,676.3      2,219.1
  Common stock in treasury, at cost, 37,806,000,
    36,023,000 and 32,096,000 shares, respectively             (942.6)      (836.1)    (1,351.2)
  Unearned deferred compensation related to TESOP               (32.3)       (37.4)       (42.6)
  Accumulated other comprehensive loss                           (1.9)        (1.7)        (2.5)
                                                             --------     --------     --------
    Total stockholders' equity                                  964.8      1,058.6      1,115.6
Commitments and contingent liabilities
                                                             --------     --------     --------

                                                             $2,221.3     $2,317.5     $2,246.8
                                                             ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                                     TANDY CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows (Unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
(In millions)                                               1998         1997
 ------------                                             --------     --------
Cash flows from operating activities:
Net income                                                $   17.0     $   54.3

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               52.3         47.2
  Provision for loss on sale of Computer
    City, Inc.                                                73.2          --
  Other items                                                 15.0          2.7

Changes in operating assets and liabilities:
  Receivables                                                 23.2         18.6
  Inventories                                                 16.8        276.7
  Other current assets                                        14.3          --
  Accounts payable, accrued expenses (including
   restructuring charges) and income taxes                  (112.8)      (373.1)
                                                          --------      --------
Net cash provided by operating activities                     99.0         26.4
                                                          --------      --------

Investing activities:
Additions to property, plant and equipment                   (68.2)       (54.9)
Proceeds from sale of property, plant
  and equipment                                                4.9          3.4
Other investing activities                                    (3.8)        (0.4)
                                                          --------      --------
Net cash used by investing activities                        (67.1)       (51.9)
                                                          --------      --------

Financing activities:
Purchases of treasury stock                                 (135.5)      (222.7)
Sales of treasury stock to employee
  stock purchase program                                      20.7         19.6
Proceeds from exercise of stock options                       13.9          6.0
Dividends paid, net of taxes                                 (22.6)       (24.7)
Changes in short-term borrowings, net                         30.6        232.0
Additions to long-term borrowings                             44.7          --
Repayments of long-term borrowings                           (27.7)       (34.9)
                                                          --------      --------
Net cash used by financing activities                        (75.9)       (24.7)
                                                          --------      --------

Decrease in cash and cash equivalents                        (44.0)       (50.2)
Cash and cash equivalents, beginning of period               105.9        121.5
                                                          --------      --------
Cash and cash equivalents, end of period                  $   61.9      $  71.3
                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - STOCK SPLIT
    On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock, payable on September 22, 1997. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. All references to the number of shares of common stock issued or outstanding, per share prices, income per common share amounts, and cash dividends in the consolidated financial statements, the accompanying notes and management's discussion and analysis have been adjusted to reflect the split on a retroactive basis.

NOTE 3 - EARNINGS PER SHARE
    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128
established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the three and six month periods ended June 30, 1997 presented herein have been restated to conform with the provisions of this statement. The following schedule is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and six month periods ended June 30, 1998 and 1997, respectively.

                                                    Three  Months Ended                 Three  Months Ended
                                                       June 30, 1998                       June 30, 1997
                                         ------------------------------------- -------------------------------------
(Dollars and shares in millions,         Income (Loss)     Shares    Per Share Income (Loss)   Shares      Per Share
  except per share amounts)               (Numerator)   (Denominator)  Amount   (Numerator) (Denominator)    Amount
  ------------------------                 ---------      ---------  ---------   ---------    ---------    ---------
Net income (loss)                           $ (20.1)                              $   28.7
Less: Preferred stock dividends                (1.4)                                  (1.5)
                                           --------                               --------
Basic EPS
Net income (loss) available to
 common shareholders                          (21.5)       101.0     $  (0.21)        27.2        108.3     $   0.25
                                                                     ========                               ========
Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                               (1)                                     1.5
Additional contribution required
 for TESOP if preferred stock
 had been converted                            (1)          (1)                       (1.0)         3.6
Stock options                                               (1)                                     1.3
                                           --------     --------                  --------     --------

Diluted EPS
Net income (loss) available to
 common  shareholders plus assumed
 conversions                                $ (21.5)       101.0     $  (0.21)    $   27.7        113.2     $   0.24
                                           ========     ========     ========     ========     ========     ========

(1) Not included in the calculation of diluted EPS because inclusion would be antidilutive.

                                                     Six Months Ended                    Six Months Ended
                                                       June 30, 1998                       June 30, 1997
                                         ------------------------------------- -------------------------------------
(Dollars and shares in millions,         Income (Loss)     Shares    Per Share Income (Loss)   Shares      Per Share
  except per share amounts)               (Numerator)   (Denominator)  Amount   (Numerator) (Denominator)    Amount
  ------------------------                 ---------      ---------  ---------   ---------    ---------    ---------
Net income (loss)                           $  17.0                               $   54.3
Less: Preferred stock dividends                (2.9)                                  (3.1)
                                           --------                               --------

Basic EPS
Net income (loss) available to
 common shareholders                           14.1        101.4     $   0.14         51.2        110.1     $   0.47
                                                                     ========                               ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                               (1)                                     3.1
Additional contribution required
 for TESOP if preferred stock had
 been converted                                (1)          (1)                       (2.0)         3.6

Stock options                                                1.8                                    1.1
                                           --------     --------                  --------     --------

Diluted EPS
Net income (loss) available to
 common shareholders plus assumed
 conversions                                $  14.1        103.2     $   0.14     $   52.3        114.8     $   0.46
                                           ========     ========     ========     ========     ========     ========

(1) Not included in the calculation of diluted EPS because inclusion would be antidilutive.


NOTE 4 - SALE OF COMPUTER CITY, INC.
    On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA Inc. ("CompUSA") for the sale of 100% of the outstanding common stock of the Company's Computer City, Inc. subsidiary ("CCI") for a sum which was initially estimated to be $275.0 million. The ultimate purchase price is dependent upon Computer City's net assets at the date of closing. Upon closing, the Company will receive a note for $150.0 million and cash for the remaining purchase price. The note will be unsecured and will be of equal priority with CompUSA's existing subordinated debt. The note, which has a stated interest rate of 7.50% per annum, will be discounted approximately $14.0 million by the Company to bear interest at an estimated market rate. The discount will be amortized over the term of the note. Interest will be payable on June 30 and December 31 of each year, commencing on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. The Company recorded a pre-tax charge of $73.2 million during the second quarter of 1998 for the discount on the $150.0 million note and for the loss on the sale of CCI, including certain liabilities and contractual obligations to be incurred by the Company associated with the sale.

    In connection with the sale, the Company reacquired the 19.9% interest of CCI from Eureka Venture Partners III LLP ("EVP"), which was acquired by EVP from the Company in July 1997. Related to the reacquisition of EVP's ownership in CCI, the management agreement with the three principals of EVP has been terminated. In addition, the warrant that EVP purchased for an additional 20.1% interest in CCI was canceled.

    On July 31, 1998, the Company received notice that the Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976. The consummation of the sale is still subject to certain conditions, including customary due diligence. It is currently anticipated that the sale will close by the end of the third quarter of 1998.

    Below is a summary of net sales and operating revenues and net losses, both in total and per share, for CCI for the three and six month periods ended June 30, 1998 and 1997, respectively.

                          Three Months Ended June 30,  Six Months Ended June 30,
(In millions, except      ---------------------------  -------------------------
 per share amounts)            1998         1997           1998         1997
 -----------------           --------     --------       --------     --------
Net sales and
 operating revenues          $  431.3     $  398.4       $  911.0     $  850.6
Net loss                        (22.4)        (5.6)         (28.5)        (3.5)
Loss per share               $  (0.22)    $  (0.05)      $  (0.28)    $  (0.03)


NOTE 5 - RESTRUCTURING RESERVES
    In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See the Company's 1997 Annual Report for a discussion of the 1996 restructuring reserve transactions. The following schedule is an analysis of the amounts charged against the reserve during the six months ended June 30, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.
                                            Charges
                               Balance      1/1/98 -    Balance
(In millions)                  12/31/97     6/30/98     6/30/98
-------------                  --------     --------    --------
Real estate obligations        $   27.0         (9.4)   $   17.6
Other                               1.6         (0.4)        1.2
                               --------     --------    --------
                               $   28.6         (9.8)   $   18.8
                               ========     ========    ========

    Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining McDuff and Computer City leases and one closed Incredible Universe property and lease, among other factors, could result in additional charges. Management does not anticipate any significant revenue or operating loss during the remainder of 1998 from stores closed pursuant to the 1996 restructuring plan.

NOTE 6 - COMPREHENSIVE INCOME/(LOSS)
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive (loss)/income for the three months ended June 30, 1998 and 1997 was ($20.3) and $33.4, respectively, and comprehensive income for the six months ended June 30, 1998 and 1997 was $16.9 and $57.8, respectively.

NOTE 7 -  REVOLVING CREDIT FACILITY
    In the second quarter of 1998, Tandy replaced its existing $500.0 million credit facilities with new credit facilities, also totaling $500.0 million. The new facilities were granted by a syndicate of 19 banks, including a new agent bank, and consist of a $200.0 million 364-day revolving credit facility maturing June 1999 and a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may be utilized for general corporate purposes.

NOTE 8 - SEGMENT DISCLOSURES
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The table below summarizes net sales and operating revenues, operating profit (loss) and assets for the Company's reportable segments. Consolidated operating profit (loss) is reconciled to the Company's income (loss) before income taxes.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
(In millions)                        1998        1997        1998        1997
-------------                      --------    --------    --------    --------
Net sales and operating revenues:
  RadioShack                       $  761.4    $  698.5    $1,539.9    $1,386.7
  Computer City                       431.3       416.3       911.0       891.1
  Closed units - restructuring          0.1        31.2         0.2       159.9
                                   --------    --------    --------    --------
                                   $1,192.8    $1,146.0    $2,451.1    $2,437.7
                                   ========    ========    ========    ========
Operating profit (loss):
  RadioShack                       $   93.9    $   81.7    $  178.6    $  144.1
  Computer City                       (36.5)       (9.5)      (46.3)       (6.0)
  Closed units - restructuring         (0.3)      (10.8)       (0.3)      (25.5)
  Corporate administration and
   other                               (6.3)       (7.3)      (12.3)      (10.0)
  Provision for loss on sale of
   Computer City                      (73.2)        --        (73.2)        --
                                   --------    --------    --------    --------
                                      (22.4)       54.1        46.5       102.6
Interest income                         1.5         2.7         3.2         4.9
Interest expense                      (11.8)      (10.2)      (22.1)      (19.2)
                                   --------    --------    --------    --------
Income (loss) before income taxes  $  (32.7)   $   46.6    $   27.6    $   88.3
                                   ========    ========    ========    ========

                                                                At June 30,
                                                           --------------------
Assets:                                                      1998        1997
                                                           --------    --------
  RadioShack                                               $1,351.1    $1,209.8
  Computer City                                               480.1       438.4
  Closed units - restructuring                                  --         17.6
  Corporate administration and other                          390.1       581.0
                                                           --------    --------
                                                           $2,221.3    $2,246.8
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

    The regulatory and trade environment in which the Company operates is subject to risk and uncertainty. As a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect the Company. As a result of the Telecommunications Act of 1996, the deregulated telecommunications market will continue to present both opportunities and increased competition for the provision of telecommunication equipment and service to consumers.

    With the exception of historical information, the matters discussed herein contain forward-looking statements that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, technological advances or a lack thereof, consumer demand for products and services, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, the Impact of the Year 2000 Issue, and the regulatory and trade environment. Certain events or circumstances could cause the Company's actual performance and financial results to differ materially from those estimated or anticipated.

Segment Reporting Disclosures

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). All references to RadioShack and Computer City in management's discussion and analysis refer to the Company's reportable segments, unless otherwise noted.

    The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, Inc. ("CCI" or "Computer City"), which is comprised of the North American operations, and, in the prior year information, the five Computer City Europe stores sold by the Company in the fourth quarter of 1997. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996. The corporate administration segment includes corporate units which serve all areas of the Company and, also, income or expenses which are not allocated to the RadioShack and Computer City segments.

Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended June 30 were:

                                 Three Months Ended                   Six Months Ended
                                       June 30,       % Increase          June 30,        % Increase
                                 -------------------                -------------------
(In millions)                      1998       1997     (Decrease)     1998       1997      (Decrease)
-------------                    --------   --------    --------    --------   --------    --------

RadioShack                       $  761.4   $  698.5        9.0%    $1,539.9   $ 1,386.7      11.0%
Computer City                       431.3      416.3        3.6        911.0       891.1       2.2
                                 --------   --------                --------   ---------
  Retail segments                 1,192.7    1,114.8        7.0      2,450.9     2,277.8       7.6

Closed units-restructuring            0.1       31.2      (99.7)         0.2       159.9     (99.9)
                                 --------   --------                ---------   ---------
                                 $1,192.8   $1,146.0        4.1%    $2,451.1    $2,437.7       0.5%
                                 ========   ========                =========   =========

    Retail segments generated a 7.0% and 7.6% sales gain for the three and six month periods ended June 30, 1998, respectively. The Company's overall comparable store sales increased 5.0% and 5.8% for the three and six month periods ended June 30, 1998, compared to the same periods in 1997.

    RadioShack's overall sales increased 9.0% and 11.0% for the three and six months ended June 30, 1998, respectively, compared to the corresponding prior year three and six month periods. RadioShack comparable sales rose 7.3% and 9.2% for the second quarter and six month periods, compared to the prior year second quarter and six month periods. These sales increases were driven primarily by increased sales of all telecommunications products, which rose more than 17.0% and 19.0% during the quarter and six months ended June 30, 1998, compared to the same periods ended June 30, 1997.

    Despite a significant increase in the number of computers sold during the second quarter of 1998, computer sales decreased in dollars when compared to the second quarter of 1997, due primarily to a 40% decline in the average selling price of desktop computers. For the six months ended June 30, 1998, however, sales in the computer category increased over the comparable period in 1997. This increase was a result of strong sales in the first quarter of 1998 due to aggressive marketing of discontinued IBM products as RadioShack transitioned to Compaq branded products. Most company-owned stores will be retrofitted for the Compaq store-within-a-store display by August 1998.

    Sales increases for the quarter and six months ended June 30, 1998 were achieved in the parts and accessories category as well as the personal electronics and seasonal category due to increased sales of toys, radios and Father's Day gift-giving. Increases in the sales of direct-to-home satellite systems during the three and six month periods ended June 30, 1998 offset decreases in other products included in the audio and video category. Sales of prepaid wireless airtime and residual income also increased for the quarter and six months ended June 30, 1998.

    Computer City's overall sales increased 3.6% and 2.2% for the three and six months ended June 30, 1998, respectively, when compared to the three and six months ended June 30, 1997. Excluding the five Computer City Europe stores sold in the fourth quarter of 1997, Computer City's overall sales increased 8.3% and 7.1% over the same three and six month periods in the prior year. Overall sales increases were due primarily to the opening of 12 new stores since June 30, 1997. Comparable U.S. and Canadian store sales were flat for the three and six month periods ended June 30, 1998, compared to the same periods in the prior year, primarily impacted by a reduction of approximately 24% in the average selling price of desktop and notebook computers from the same periods of 1997. Sales of computers decreased in dollars for the three and six months ended June 30, 1998, despite a 40% and 30% increase in the number of computers sold during these three and six month periods, respectively. Software sales decreased for the quarter as consumers delayed software purchases until the release of Windows(R) 98 in late June; however, software sales increased overall for the first six months of 1998 when compared to the first six months of 1997, due to aggressive marketing of discontinued software titles in January 1998. Accessories and supplies increased for the quarter and six months ended June 30, 1998, compared to the comparable periods in the prior year. See "Sale of Computer City, Inc." below for further information on the pending divestiture of Computer City.

RETAIL OUTLETS
--------------
                                 June 30,     March 31,  December 31,   June 30,
                                   1998         1998         1997         1997
                                 --------     --------     --------     --------
RadioShack
  Company-owned                    4,992        4,978         4,972        4,889
  Dealer/Franchise                 1,963        1,946         1,934        1,947
                                 --------    --------      --------     --------
                                   6,955        6,924         6,906        6,836

Computer City                        101           96            96           94
Incredible Universe (1)              --           --            --             3
                                --------     --------      --------     --------

Total number of retail outlets     7,056        7,020         7,002        6,933
                                ========     ========      ========     ========

(1) Incredible Universe division ceased operations in 1997.

Gross Profit

    Gross profit for the Company as a percent of net sales and operating revenues was 39.0% and 38.4% for the three and six months ended June 30, 1998, compared to 38.9% and 36.8% during the corresponding 1997 periods. These increases in the gross profit percentages are primarily the result of the closing of Incredible Universe and other units pursuant to the 1996 restructuring; these units operated at lower gross margins than Tandy as a whole. Closed units accounted for 2.7% and 6.6% of Tandy's consolidated sales during the three and six months ended June 30, 1997. Excluding closed units, the gross profit as a percent of sales for the three and six months ended June 30, 1997 would have approximated 40.1% and 38.7%, respectively.

    RadioShack's gross margin dollars increased in all major categories, except for computers, during the second quarter of 1998 when compared to the second quarter of 1997. However, RadioShack's gross margin percent decreased approximately 1.8 and 1.5 percentage points in the second quarter and first six months of 1998, respectively, when compared to the same periods in 1997. These decreases were due to aggressive computer pricing strategies put into place as RadioShack transitioned from IBM to Compaq branded computers and products during the first six months of 1998, as well as to increases in telecommunications products sales, which have lower gross margins than the overall RadioShack average. RadioShack also experienced a large sales increase during the second quarter and first six months of 1998 in prepaid wireless airtime, which has a significantly lower gross margin than RadioShack's overall gross margin.

    Computer City's gross profit as a percent of sales  decreased  approximately
0.8 and 0.6 percentage points in the second quarter and first six months of 1998, respectively, when compared to the same periods in 1997. These decreases were caused by aggressive marketing of Windows 95 computer and software inventory, in preparation for the release of Windows 98, as well as increased sales of lower end computer systems. These decreases in the computer and software categories were offset by increased gross margin dollars in the peripherals category due to a promotional offer in the second quarter of the prior year which was not repeated in 1998.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of net sales and operating revenues for the second quarter of 1998 were 32.6%, compared to 32.1% during the second quarter of 1997; the respective percentages for the six months ended June 30, 1998 and 1997 were 31.3% and 30.7%. These increases were partially the result of the closing of Incredible Universe and other units pursuant to the 1996 restructuring; these units had a lower SG&A expense level than Tandy as a whole. Closed units accounted for 2.7% and 6.6% of Tandy's consolidated sales during the three and six months ended June 30, 1997. Excluding closed units, Tandy's SG&A expense as a percent of sales would have been 32.2% and 31.1% for the quarter and six months ended June 30, 1997.

    The Company's SG&A expenses as a percentage of sales for the three and six months ended June 30, 1998 were also impacted by a 5.1 and 3.6 percentage point increase, respectively, in Computer City's SG&A percentage. These increases were primarily attributable to higher payroll costs associated with infrastructure-building prior to the announcement of the planned sale of Computer City and to increased advertising expense during the second quarter.

    RadioShack's SG&A expense as a percent of sales decreased 2.6 and 2.8 percentage points for the three and six months ended June 30, 1998, when compared to the same periods in the prior year, due primarily to significant increases in comparable store sales. For the three months ended June 30, 1998, RadioShack's advertising, payroll and rent expense increased in dollars, but decreased as a percentage of sales when compared to the three months ended June 30, 1997. For the six months ended June 30, 1998, RadioShack's advertising expense decreased in both dollars and as a percentage of sales when compared to the six months ended June 30, 1997. Payroll expense and rent expense both increased in dollars for the three and six month periods ended June 30, 1998, but decreased and remained flat as a percentage of sales, respectively, when compared to the same periods in the prior year.

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

   Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for the three and six months ended June 30, 1998 and 1997, respectively. Management does not anticipate any significant revenue or operating loss during the remainder of 1998 from stores closed pursuant to the 1996 restructuring plan.

                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  --------------------    --------------------
(In millions)                       1998        1997        1998        1997
-------------                     --------    --------    --------    --------
Sales and operating revenue       $    0.1    $   31.2    $    0.2    $  159.9
Operating loss                        (0.3)      (10.8)       (0.3)      (25.5)

   The following schedule is an analysis of the amounts charged against the reserve during the six months ended June 30, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.
                                             Charges
                                 Balance     1/1/98 -     Balance
(In millions)                   12/31/97     6/30/98      6/30/98
 -----------                    --------     --------     --------
Real estate obligations         $   27.0         (9.4)    $   17.6
Other                                1.6         (0.4)         1.2
                                --------     --------     --------
                                $   28.6         (9.8)    $   18.8
                                ========     ========     ========

    Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining McDuff and Computer City leases and one closed Incredible Universe property and lease, among other factors, could result in additional charges.

Net Interest Expense

    Net interest expense for the three and six months ended June 30, 1998 was $10.3 million and $18.9 million, an increase of $2.8 million and $4.6 million over the three and six months ended 1997. This net increase in expense is the result of several factors. First, the Company's average debt outstanding for the quarter and six months ended June 30, 1998 was approximately $28.3 million and $35.2 million higher than the average debt outstanding for the quarter and six months ended June 30, 1997, respectively. Secondly, the Company refinanced a portion of its short-term indebtedness by issuing $49.0 million of medium-term notes and $150.0 million of 10 year unsecured senior notes (see "Cash Flow and Financial Condition" below) since June 30, 1997. These term notes bear slightly higher interest rates than the short-term financing used by the Company during the six months ended June 30, 1997. Additionally, interest income has decreased $1.2 million and $1.7 million for the three and six months ended June 30, 1998, respectively, compared to the prior year periods, primarily due to the repayment of the Company's note receivable from InterTAN, Inc. on December 30, 1997. Net interest expense is expected to increase moderately during the remainder of 1998.

Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the second quarters of 1998 and 1997 were 38.5% and 38.4%, respectively.

Restricted Stock Awards

    The Company granted, under the 1993 Incentive Stock Plan on February 1, 1997, an aggregate of approximately 2,041,200 restricted stock awards of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair market value of $22.59 per share when granted. Vesting of the restricted stock for the RadioShack store managers occurs at the earlier of the following:
(1) if managers are employed as a store manager or higher position by the Company after February 1, 1999 and the Company common stock closes at $33 13/16 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2002 if the managers are employed as store managers or a higher position of the Company. Compensation expense, equal to the fair market value of the shares upon vesting, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting. As of June 30, 1998, there were 1,363,200 RadioShack store manager stock awards outstanding and eligible for ultimate vesting pursuant to the 1997 restricted stock award. The 43,200 restricted stock awards for the 54 remaining Computer City store managers may be replaced by a cash award on the closing date of the sale of Computer City, Inc. to CompUSA Inc., if certain financial performance criteria are achieved and all other conditions are met.

    The Company also granted, under the 1997 Incentive Stock Plan on February 1, 1998, an aggregate of approximately 324,750 restricted stock awards of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. Vesting of the restricted stock occurs at the earlier of the following: (1) if managers are employed as a store manager or higher position by the Company after February 1, 2000 and the Company common stock closes at $58 1/8 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2003 if the managers are employed as a store manager or a higher position of the Company. At June 30, 1998, there were 259,250 stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award. Compensation expense, equal to the fair market value of the shares upon vesting, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting.

Sale of Computer City, Inc.

    On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA Inc. ("CompUSA") for the sale of 100% of the outstanding common stock of the Company's Computer City, Inc. subsidiary ("CCI") for a sum which was initially estimated to be $275.0 million. The ultimate purchase price is dependent upon Computer City's net assets at the date of closing. Upon closing, the Company will receive a note for $150.0 million and cash for the remaining purchase price. The note will be unsecured and will be of equal priority with CompUSA's existing subordinated debt. The note, which has a stated interest rate of 7.50% per annum, will be discounted approximately $14.0 million by the Company to bear interest at an estimated market rate. The discount will be amortized over the term of the note. Interest will be payable on June 30 and December 31 of each year, commencing on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. The Company recorded a pre-tax charge of $73.2 million during the second quarter of 1998 for the discount on the $150.0 million note and for the loss on the sale of CCI, including certain liabilities and contractual obligations to be incurred by the Company associated with the sale.

    In connection with the sale, the Company reacquired the 19.9% interest of CCI from Eureka Venture Partners III LLP ("EVP"), which was acquired by EVP from the Company in July 1997. Related to the reacquisition of EVP's ownership in CCI, the management agreement with the three principals of EVP has been terminated. In addition, the warrant that EVP purchased for an additional 20.1% interest in CCI was canceled.

    On July 31, 1998, the Company received notice that the Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976. The consummation of the sale is still subject to certain conditions, including customary due diligence. It is currently anticipated that the sale will close by the end of the third quarter of 1998; however, presently, there can be no assurance that such sale will be completed.

    Below is a summary of net sales and operating revenues and net losses, both in total and per share, for CCI for the three and six month periods ended June 30, 1998 and 1997, respectively.

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
(In millions, except               --------------------    --------------------
 per share amounts)                  1998        1997        1998        1997
 -----------------                 --------    --------    --------    --------
Net sales and operating
 revenues                          $  431.3    $  398.4    $  911.0     $ 850.6
Net loss                              (22.4)       (5.6)      (28.5)       (3.5)
Loss per share                     $  (0.22)   $  (0.05)   $  (0.28)    $ (0.03)

Cash Flow and Financial Condition

    Cash flow provided by operating activities approximated $99.0 million in the six month period ended June 30, 1998, compared to $26.4 million in the six month period ended June 30, 1997. This change related primarily to shifts among working capital components. Inventory cash flows were generated during the six months of 1998 by a RadioShack inventory decrease of $24.1 million due to normal seasonal fluctuations, which was partially offset by a $6.3 million increase in Computer City inventory. In the six months ended June 30, 1997, inventory generated $276.7 million in cash flows, primarily from the liquidation of closed store inventories. Decreases in accounts payable, accrued expenses and income taxes in the six months ended June 30, 1998 accounted for the $112.8 million decrease in operating cash flows, while decreases in these accounts and the restructuring reserve were responsible for a $373.1 million decrease in operating cash flows for the six months ended June 30, 1997.

    Investing activities used $67.1 million in cash flow in the six months ended June 30, 1998, compared to $51.9 million during the same period of the prior year. Investing activities for the six months ended June 30, 1998 included capital expenditures totaling $68.2 million, primarily for retail expansion, upgrade of information systems and Computer City infrastructure enhancements. Management anticipates that capital expenditure requirements will approximate $55.0 to $65.0 million for the remainder of 1998, primarily to support RadioShack future store expansions and refurbishments, and to update additional information systems.

    Cash used by financing activities for the six months ended June 30, 1998 was $75.9 million, compared to $24.7 million in the previous year. Purchases of treasury stock required $135.5 million for the six months ended June 30, 1998, compared to $222.7 million during the same period of 1997. The current year's repurchase was partially funded by $34.6 million received from stock option exercises and the sale of treasury stock to the employee stock purchase program, as well as the net increase of $30.6 million in short-term debt. Medium-term notes issued by the Company under its 1997 Debt Shelf Registration, provided $45.0 million in cash for the six months ended June 30, 1998, a portion of which was used to repay current maturities of long-term debt, resulting in a net cash increase of $17.0 million. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new stores are leased rather than owned.

    Cash and cash equivalents at June 30, 1998 were $61.9 million, compared to $105.9 million at December 31, 1997 and $71.3 million at June 30, 1997. Total debt as a percentage of total capitalization was 37.7% at June 30, 1998, compared to 33.6% at December 31, 1997 and 33.4% at June 30, 1997. Long-term debt as a percentage of total capitalization was 17.5% at June 30, 1998, compared to 14.8% at December 31, 1997 and 4.7% at June 30, 1997.

    The Company's credit facilities total $500.0 million, $200.0 million of which is a 364-day facility maturing June 1999, with the other $300.0 million in a five-year facility maturing June 2003. The revolving credit facilities are used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

    In March 1997, the Company announced that its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996. The share increase brings the total authorization to 30.0 million shares of which approximately 23.1 million shares, totaling $618.0 million, had been purchased as of June 30, 1998. The stock repurchase program is being undertaken as a result of management's view of the economic value of its stock. Purchases will continue to be made from time to time in the open market and it is expected that funding of the program will come primarily from operating cash flow and existing funding sources. During the quarter ended June 30, 1998, the Company repurchased approximately 1.1 million shares for $49.1 million under the program and for the six months ended June 30, 1998, the Company repurchased 2.1 million shares totaling $88.9 million under the program. These purchases are in addition to the shares required for employee plans, which are purchased throughout the year.

    In March 1997, the Company's Board of Directors authorized the filing of a $300 million Debt Shelf Registration Statement (the "Registration Statement') with the Securities and Exchange Commission. In August 1997, the Company issued $150.0 million of 10 year unsecured senior notes under the Registration Statement, which was effective August 6, 1997. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007. In December 1997, the Company issued $4.0 million in medium-term notes under the remaining $150.0 million of the Registration Statement. An additional $45.0 million in medium-term notes was issued in January 1998. Tandy's medium-term notes outstanding at June 30, 1998 under the 1991 and 1997 shelf registrations totaled $55.0 million, compared to $30.0 million at December 31, 1997 and $26.0 million at June 30, 1997.

Inventory

    Total inventories at June 30, 1998 decreased $17.9 million or 1.5%, compared to December 31, 1997, and increased $78.4 million or 7.1%, compared to the June 30, 1997 level. The increase in inventory since the second quarter of 1997 is attributable primarily to RadioShack store expansions and increased telephony inventory and, to a lesser extent, an increase at Computer City due to 12 new stores opened since June 30, 1997. These increases were offset by reductions in inventory from Incredible Universe stores closed under the 1996 restructuring plan, as well as five Computer City stores in Europe closed subsequent to June 30, 1997. The decrease in inventory since year end is due primarily to a $24.1 million reduction at RadioShack from normal seasonal fluctuations. The decrease in RadioShack inventory since December 31, 1997 was offset by an increase in Computer City's inventory, related primarily to the opening of five new stores during the first six months of 1998.

Changes in Stockholders' Equity
                                                        Outstanding
(In millions)                                         Common Shares    Dollars
 -----------                                             --------     --------
Balance at December 31, 1997                                102.3     $1,058.6
Foreign currency translation adjustments,
  net of deferred taxes                                      --           (0.2)
Sale of treasury stock to Tandy Stock Plan                    0.5         20.7
Purchases of treasury stock                                  (3.1)      (135.5)
Exercise of stock options and grant of
  stock awards                                                0.8         23.9
Repurchase of preferred stock                                 --          (2.3)
Preferred stock dividends, net of tax                         --          (1.9)
TESOP deferred compensation earned                            --           5.0
Common stock dividends declared                               --         (20.5)
Net income                                                    --          17.0
                                                         --------      --------
Balance at June 30, 1998                                    100.5      $  964.8
                                                         ========      ========

Segment Data by Business Unit

    Effective January 1, 1998, the Company adopted FAS 131. The table below summarizes net sales and operating revenues, operating profit (loss) and assets for the Company's reportable segments. Consolidated operating profit (loss) is reconciled to the Company's income (loss) before income taxes.

                                          Three Months Ended           Six Months Ended
                                               June 30,                     June 30
                                       -----------------------    ------------------------
(In millions)                             1998          1997            1998          1997
-------------                          ----------    ---------    -----------   ----------
Net sales and operating revenues:
  RadioShack                             $  761.4     $  698.5       $1,539.9     $1,386.7
  Computer City                             431.3        416.3          911.0        891.1
  Closed units - restructuring                0.1         31.2            0.2        159.9
                                         --------     --------       --------     --------
                                         $1,192.8     $1,146.0       $2,451.1     $2,437.7
                                         ========     ========       ========     ========
Operating profit (loss):
  RadioShack                             $   93.9     $   81.7       $  178.6     $  144.1
  Computer City                             (36.5)        (9.5)         (46.3)        (6.0)
  Closed units - restructuring               (0.3)       (10.8)          (0.3)       (25.5)
  Corporate administration and other         (6.3)        (7.3)         (12.3)       (10.0)
  Provision for loss on sale of
   Computer City                            (73.2)         --           (73.2)         --
                                         --------     --------       --------     --------
                                            (22.4)        54.1           46.5        102.6
Interest income                               1.5          2.7            3.2          4.9
Interest expense                            (11.8)       (10.2)         (22.1)       (19.2)
                                         --------     --------       --------     --------
Income (loss) before income taxes        $  (32.7)    $   46.6       $   27.6     $   88.3
                                         ========     ========       ========     ========

                                                                         At June 30,
                                                                   -----------------------
Assets:                                                               1998          1997
                                                                   --------       --------
  RadioShack                                                       $1,351.1       $1,209.8
  Computer City                                                       480.1          438.4
  Closed units - restructuring                                         --             17.6
  Corporate administration and other                                  390.1          581.0
                                                                   --------       --------
                                                                   $2,221.3       $2,246.8
                                                                   ========       ========

    See Segment Reporting Disclosures above for discussion of components for each reportable segment. The Company's accounting policy treatment is consistent among reportable segments.

Impact of the Year 2000 Issue

    The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems require modifications in order to render these systems complaint with the Year 2000 ("Year 2000").

    Tandy is using a combination of internal and external resources to assess, test and make the needed changes to its many different information systems and embedded systems. Since beginning the project in 1995, the Company has brought over 60% of its internal information systems programs into compliance. Although unforeseen circumstances may or will arise, the Year 2000 remediation program is presently on schedule and the remaining programs are expected to be modified and completed by mid-1999.

    The Company's critical applications include its merchandising system, point-of-sale system and financial system, which includes payroll, accounts payable and receivable, and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its operations in the short-term.

    Management anticipates that total expenditures associated with the Year 2000 internal modifications will range from $10.0 to $14.0 million, which will be funded from operating cash flow. As required by generally accepted accounting principles, these costs are expensed as incurred. Additionally, the Company expects to spend approximately $20.0 to $25.0 million on the purchase and installation of third party financial software packages in light of the Year 2000 issue. These purchases are in addition to other capital investments of approximately $55.0 to $65.0 million made in the normal course of business for certain third party software systems and applications which address the retail and operational needs of the Company. These software systems, which include point-of-sale, manufacturing and importing packages, are in the process of being installed. All of these third-party software packages have been certified by the vendors to the Company as being Year 2000 compliant.

    The Company has communicated, and will continue to communicate with its suppliers, financial institutions, large customers and others to coordinate Year 2000 conversions and to determine the extent to which the Company's interface systems are vulnerable. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems or ongoing operations. Presently, no single supplier or customer accounts for a significant portion of the Company's sales and operating revenues.

    As a retailer of computer and consumer electronics, the Company is in the process of assessing the implications of the Year 2000 on products it has manufactured or sold, or is currently manufacturing or selling. The Company is also in the process of evaluating what impact, if any, Year 2000 will have on the functionality of its facilities and other non-informational technologies.

    Although there can be no assurance that the Company will be able to complete all of the modifications in the required timeframe, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves; in management's opinion, the Company is taking adequate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 1998. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 21, 1998, the Company elected directors to serve for the ensuing year. Out of the 106,629,620 eligible votes, 87,894,643 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 12,769,762 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below under Item No. 1:

Item No. 1
----------

NOMINEES FOR DIRECTORS
----------------------
                                  VOTES            VOTES
DIRECTORS                          FOR            WITHHELD
---------                          ---            --------

James I. Cash, Jr.              87,471,391        423,251
Ronald E. Elmquist              87,198,631        696,010
Lewis F. Kornfeld, Jr.          86,976,054        918,588
Jack L. Messman                 87,499,781        394,861
William G. Morton, Jr.          87,466,922        427,719
Thomas G. Plaskett              86,890,722      1,003,920
John V. Roach                   86,781,082      1,113,560
Leonard H. Roberts              87,472,761        421,881
Alfred J. Stein                 87,387,047        507,595
William E. Tucker               87,043,436        851,205
John A. Wilson                  87,370,170        524,472

ITEM 5.  OTHER INFORMATION.

     The Company announced on May 22, 1998 the appointment of Edwina D. Woodbury to the Board of Directors of Tandy Corporation. Ms. Woodbury is Executive Vice President - Business Process Design for Avon Products, Inc.

     The Company announced on July 27, 1998 the appointment of Frank J. Belatti to the Board of Directors of Tandy Corporation. Mr. Belatti is Chairman and Chief Executive Officer of AFC Enterprises Inc., parent company of Popeye's Chicken & Biscuits, Church's Chicken, Chesapeake Bagel Bakery and Seattle Coffee Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 20, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

           1) On April 6, 1998, the Company announced that John V. Roach, Chairman and Chief Executive Officer, would step down as Chief Executive Officer at the end of 1998 and that Leonard H. Roberts would become Chief Executive Officer on January 1, 1999. The Form 8-K was filed on April 7, 1998.

           2) On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA Inc. for the sale of 100% of the Company's Computer City, Inc. subsidiary. The Form 8-K was filed on June 22, 1998.





SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tandy Corporation
                                            (Registrant)





Date:  August 13, 1998               By /s/  Richard L. Ramsey
                                        ---------------------------
                                             Richard L. Ramsey
                                       Vice President and Controller
                                            (Authorized Officer)






Date:  August 13, 1998                 /s/  Dwain H. Hughes
                                       -----------------------------
                                            Dwain H. Hughes
                                       Senior Vice President and
                                        Chief Financial Officer
                                      (Principal Financial Officer)

                                TANDY CORPORATION
                                INDEX TO EXHIBITS

Exhibit                                                               Sequential
Number         Description                                             Page No.

2a Acquisition Agreement dated January 18, 1995 between Hurley State Bank, as purchaser and Tandy Credit Corporation as seller (without exhibits) (filed as Exhibit (c) to Tandy's January 18, 1995 Form 8-K filed on February 2, 1995, Accession No. 0000096289-95-000008 and incorporated herein by reference).

2a(i) Amendment No. 1 to Acquisition Agreement dated January 18, 1995 between Tandy Credit Corporation, Tandy National Bank and Hurley State Bank (filed as Exhibit 2 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and
               incorporated herein by reference).

2b Agreement Plan of Merger dated March 30, 1995 by and among Tandy Corporation, Tandy Credit Corporation, Hurley State Bank and Hurley Receivables Corporation (filed as Exhibit 3 to Tandy's March 30, 1995 Form 8-K filed on April 12, 1995, Accession No. 0000096289-95-000012 and incorporated herein by reference).

2c Stock Purchase Agreement as of July 17, 1997 by and among Tandy Corporation as Seller, EVP Colonial, Inc. as Company and Eureka Venture Partners III LLP as Purchaser (without exhibits), (filed as Exhibit 2g to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

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

4n             Revolving Credit Agreement (Facility A)dated as of June
               25, 1998 among Tandy Corporation, NationsBank, N.A., as
               Agent and  Lender, Citibank, N.A., as Syndication Agent
               and Lender, Bank of America National Trust & Savings Association, as Documentation Agent and Lender, Bank
               Boston,  N.A., Co-Agent and Lender,  The  Bank  of  New
               York,  Co-Agent and Lender,  First Union National Bank,
               Co-Agent and Lender,  Fleet National Bank, Co-Agent and
               Lender, and twelve other banks as Lenders.                     25

4o             Revolving  Credit  Agreement  (Facility B) dated  as of
               June 25, 1998  among  Tandy  Corporation,  NationsBank,
               N.A.,   as   Agent   and   Lender,  Citibank,  N.A.  as
               Syndication Agent and Lender, Bank of America  National
               Trust & Savings Association, as Documentation Agent and
               Lender, BankBoston, N.A., Co-Agent and Lender, The Bank
               of New York, Co-Agent and Lender, First Union  National
               Bank, Co-Agent and Lender,Fleet National Bank, Co-Agent
               and  Lender, and twelve other banks as Lenders.                83

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

10z* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and John V. Roach (filed as Exhibit 10z to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

10aa* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

11             Statement of Computation of Ratios of Earnings to
               Fixed Charges.                                                155

27             Financial Data Schedule.                                      156

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                    EXHIBIT 4n

                           REVOLVING CREDIT AGREEMENT

                                  (FACILITY A)

                                   DATED AS OF

                                  JUNE 25, 1998

                                      AMONG

                               TANDY CORPORATION,

                           THE LENDERS LISTED HEREIN,

                               NATIONSBANK, N.A.,

                                    AS AGENT

                                 CITIBANK, N.A.,

                              AS SYNDICATION AGENT

              BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION,

                             AS DOCUMENTATION AGENT

                                       AND

                                BANKBOSTON, N.A.
                              THE BANK OF NEW YORK
                            FIRST UNION NATIONAL BANK
                               FLEET NATIONAL BANK

                                  AS CO-AGENTS

                                TABLE OF CONTENTS


ARTICLE I           CERTAIN DEFINED TERMS, ACCOUNTING TERMS AND CONSTRUCTION
Section 1.1   Certain Defined Terms............................................1
              ---------------------
Section 1.2   Accounting Terms................................................14
              ----------------
Section 1.3   Interpretation..................................................14
              --------------

ARTICLE II                         THE LOANS
Section 2.1   Commitments.....................................................15
              -----------
Section 2.2   Loans...........................................................15
              -----
Section 2.3   Notice of Borrowings............................................16
              --------------------
Section 2.4   Conversion and Continuation of Borrowings.......................17
              -----------------------------------------
Section 2.5   Notes; Repayment of Loans.......................................18
              -------------------------
Section 2.6   Interest on Loans...............................................19
              -----------------
Section 2.7   Interest on Overdue Amounts.....................................19
              ---------------------------
Section 2.8   Fees............................................................19
              ----
Section 2.9   Termination and Reduction of Commitments........................20
              ----------------------------------------
Section 2.10  Rate of Interest................................................20
              ----------------
Section 2.11  Prepayment of Loans.............................................20
              -------------------
Section 2.12  Change in Circumstances.........................................21
              -----------------------
Section 2.13  Change in Legality..............................................22
              ------------------
Section 2.14  Indemnity.......................................................23
              ---------
Section 2.15  Pro Rata Treatment and Application of Payments..................24
              ----------------------------------------------
Section 2.16  Payments........................................................24
              --------
Section 2.17  Sharing of Setoffs..............................................25
              ------------------
Section 2.18  Payments Free of Taxes..........................................25
              ----------------------
Section 2.19  Booking Loans...................................................28
              -------------

ARTICLE III             REPRESENTATIONS AND WARRANTIES
Section 3.1   Organization; Corporate Powers..................................28
              ------------------------------
Section 3.2   Authorization...................................................28
              -------------
Section 3.3   Governmental Approval...........................................28
              ---------------------
Section 3.4   Enforceability..................................................28
              --------------
Section 3.5   Financial Statements............................................29
              --------------------
Section 3.6   No Material Adverse Change......................................29
              --------------------------
Section 3.7   Title to Properties.............................................29
              -------------------
Section 3.8   Litigation; Compliance with Laws; Etc...........................29
              --------------------------------------
Section 3.9   Agreements; No Default..........................................30
              ----------------------
Section 3.10  Federal Reserve Regulations.....................................30
              ---------------------------
Section 3.11  Taxes...........................................................31
              -----
Section 3.12  Pension and Welfare Plans.......................................31
              -------------------------
Section 3.13  No Material Misstatements.......................................31
              -------------------------
Section 3.14  Investment Company Act; Public Utility Holding Company Act......32
              ----------------------------------------------------------
Section 3.15  Compliance with Laws............................................32
              --------------------
Section 3.16  Maintenance of Insurance........................................32
              ------------------------
Section 3.17  Existing Liens..................................................32
              --------------
Section 3.18  Environmental Matters...........................................33
              ---------------------
Section 3.19  Year 2000 Compliance............................................33
              --------------------

ARTICLE IV                   CONDITIONS OF LENDING
Section 4.1   Conditions Precedent to the Initial Borrowing...................33
              ---------------------------------------------
Section 4.2   Conditions Precedent to Each Borrowing..........................35
              --------------------------------------
Section 4.3   Conditions Precedent to Conversions and Continuations...........35
              -----------------------------------------------------

ARTICLE V                    AFFIRMATIVE COVENANTS
Section 5.1   Existence.......................................................36
              ---------
Section 5.2   Repair..........................................................36
              ------
Section 5.3   Insurance.......................................................36
              ---------
Section 5.4   Obligations and Taxes...........................................37
              ---------------------
Section 5.5   Financial Statements; Reports...................................37
              -----------------------------
Section 5.6   Litigation and Other Notices....................................37
              ----------------------------
Section 5.7   ERISA...........................................................38
              -----
Section 5.8   Books, Records and Access.......................................38
              -------------------------
Section 5.9   Use of Proceeds.................................................39
              ---------------
Section 5.10  Nature of Business..............................................39
              ------------------
Section 5.11  Compliance......................................................39
              ----------
Section 5.12  Year 2000 Compliance............................................39
              --------------------

ARTICLE VI                    NEGATIVE COVENANTS
Section 6.1   Liens...........................................................39
              -----
Section 6.2   Merger, Purchase and Sale.......................................40
              -------------------------
Section 6.3   Investments.....................................................41
              -----------
Section 6.4   Transactions with Affiliates....................................42
              ----------------------------
Section 6.5   Other Agreements................................................42
              ----------------
Section 6.8   Pension Plans...................................................43
              -------------
Section 6.9   Senior Indebtedness to Tangible Net Worth Ratio.................43
              -----------------------------------------------
Section 6.10  Guaranties......................................................43
              ----------
Section 6.11  Leases..........................................................44
              ------

ARTICLE VII                    EVENTS OF DEFAULT
Section 7.1   Events of Default...............................................44
              -----------------

ARTICLE VIII                       THE AGENT
Section 8.1   Authorization and Action........................................47
              ------------------------
Section 8.2   Agent's Reliance, Etc...........................................47
              ----------------------
Section 8.3   Agent and Affiliates; NationsBank and Affiliates................48
              ------------------------------------------------
Section 8.4   Agent's Indemnity...............................................49
              -----------------
Section 8.5   Lender Credit Decision..........................................50
              ----------------------
Section 8.6   Successor Agent.................................................50
              ---------------
Section 8.7   Notice of Default...............................................51
              -----------------
ARTICLE IX                       MISCELLANEOUS

Section 9.1   Notices, Etc....................................................51
              -------------
Section 9.2   Survival of Agreement...........................................52
              ---------------------
Section 9.3   Successors and Assigns; Participations..........................53
              --------------------------------------
Section 9.4   Expenses of the Lenders; Indemnity..............................56
              ----------------------------------
Section 9.5   Right of Setoff.................................................57
              ---------------
Section 9.6   Governing Law...................................................57
              -------------
Section 9.7   Waivers; Amendments.............................................58
              -------------------
Section 9.8   Interest........................................................59
              --------
Section 9.9   Severability....................................................60
              ------------
Section 9.10  Counterparts....................................................60
              ------------
Section 9.11  Binding Effect..................................................60
              --------------
Section 9.12  No Duties of Syndication Agent,Documentation Agent or Co-Agents.60
              ---------------------------------------------------------------
Section 9.13  Waiver of Jury Trial............................................60
              --------------------
Section 9.14  Final Agreement of the Parties..................................60
              ------------------------------

                                           EXHIBITS

Exhibit 2.5    Form of Note
Exhibit 4.1    Form of Opinion Letter of Counsel to the Company
Exhibit 6.3    Investments
Exhibit 9.3    Form of Assignment and Acceptance

        REVOLVING CREDIT AGREEMENT (Facility A) dated as of June 25, 1998, among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), BANKBOSTON, N.A., THE BANK OF NEW YORK, FIRST UNION NATIONAL BANK and FLEET NATIONAL BANK, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and NATIONSBANK, N.A., as Agent for the Lenders (in such capacity, together with any successor Agent pursuant to Section 8.6, the "Agent").


                                    ARTICLE I

            CERTAIN DEFINED TERMS, ACCOUNTING TERMS AND CONSTRUCTION

     Section 1.1 Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

        "Accounts" means any and all rights of the Company and the Subsidiaries of the Company to payment for goods and services sold or leased, including any such right evidenced by chattel paper, whether due or to become due, whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future, including accounts receivable from Affiliates.

        "Adjusted Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the quotient obtained by dividing (a) the LIBO Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period.

        "Administrative Questionnaire" means an Administrative Details Reply Form in the form of Exhibit 1.1A hereto, which each Lender shall complete and provide to the Agent.

        "Affiliate" means any Person (including any member of the immediate family of any such natural person) who directly or indirectly beneficially owns or controls 5% or more of the total voting power of shares of capital stock of the Company having the right to vote for directors under ordinary circumstances, any person controlling, controlled by or under common control with any such person (within the meaning of Rule 405 under the Securities Act of 1933) and any director or executive officer of such person.

        "Agency Fee" has the meaning specified in Section 2.8(b).

        "Agent" has the meaning specified in the introduction to this Agreement.

        "Agent's Letter" has the meaning specified in Section 2.8(b).

        "Agreement" means this Revolving Credit Agreement (Facility A), as amended, modified, or supplemented pursuant to the terms hereof.

        "Applicable Fee Percentage" means, on any date, the applicable percentage set forth below based upon the ratings applicable on such date to the Company's senior, unsecured, non-credit-enhanced long term indebtedness for borrowed money ("Index Debt"):

                                                            Applicable Fee
                                                              Percentage
Category 1
----------

A or higher by S&P; and                                          0.050%
A2 or higher by Moody's

Category 2
----------

A- by S&P; and                                                   0.060%
A3 by Moody's

Category 3
----------

BBB+ by S&P; and                                                 0.070%
Baa1 by Moody's

Category 4
----------

BBB by S&P; and                                                  0.080%
Baa2 by Moody's

Category 5
----------

BBB- or lower by S&P; or                                         0.100%
Baa3 or lower by Moody's

For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Fee Percentage will be determined by reference to the available rating; (c) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Fee Percentage shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Fee Percentage shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

        "Applicable Margin" means, on any date, with respect to Eurodollar Loans or Base Rate Loans, as the case may be, the applicable spreads set forth below based upon the ratings applicable on such date to the Company's Index Debt.


                                             Eurodollar Loan     Base Rate Loan
                                                 Spread              Spread
                                                 ------              ------
Category 1
----------

A or higher by S&P; or                              0.150%                0%
A2 or higher by Moody's

Category 2
----------

A- by S&P; or                                        0.165                0%
A3 by Moody's

Category 3
----------

BBB+ by S&P; or                                     0.230%                0%
Baa1 by Moody's

Category 4
----------

BBB by S&P; or                                      0.270%                0%
Baa2 by Moody's

Category 5
----------

BBB- by S&P; or                                     0.350%
Baa3 by Moody's


For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Margin will be determined by reference to the available rating; (c) if the rating established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Margin shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Margin shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Margin shall apply to all Eurodollar Loans that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

        "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Loan, and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan.

        "Assignment and Acceptance" has the meaning specified in Section 9.3.

        "Base Rate" means, for any day, the rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus one-half of one percent (.5%) and (b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or Federal Funds Rate.

        "Base Rate Borrowing" means a Borrowing comprised of Base Rate Loans.

        "Base Rate Loan" means any Loan with respect to which the Company shall have selected an interest rate based on the Base Rate in accordance with the provisions of Article II.

        "Board" means the Board of Governors of the Federal Reserve System of the United States.

        "Borrowing" means a group of Loans of a single Type made by the Lenders on a single date and as to which a single Interest Period is in effect.

        "Borrowing Date" means, with respect to each Borrowing, the Business Day upon which the proceeds of such Borrowing are made available to the Company.

        "Business Day" means a day when the Agent and each Lender are open for business, and if the applicable Business Day relates to any Eurodollar Loan, a day on which dealings are carried on in the London interbank market and commercial banks are open for domestic or international business in London, England, in New York City, New York and in Dallas, Texas.

        "Capital Lease" means any lease required to be accounted for as a capital lease under generally accepted accounting principles.

        "Change of Control" means any of (a) the acquisition by any Person or two or more Persons (excluding underwriters in the course of their distribution of voting stock in an underwritten public offering) acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission) of 25% or more of the outstanding shares of voting stock of the Company, (b) a majority of the members of the Board of Directors of the Company on any date shall not have been (i) members of the Board of Directors of the Company on the date 12 months prior to such date or (ii) approved by Persons who constitute at least a majority of the members of the Board of Directors of the Company as constituted on the date 12 months prior to such date or (c) all or substantially all of the assets of the Company are sold in a single transaction or series of related transactions to any Person.

        "Co-Agents" has the meaning specified in the introduction to this Agreement.

        "Code" means the Internal Revenue Code of 1986 and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed to also refer to any successor sections.

        "Commitment" means, with respect to each Lender, the amount set forth beneath the name of such Lender on the signature pages hereof (or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person), as such amount may be permanently terminated or reduced from time to time pursuant to Section 2.9,
Section 2.19 or Section 7.1, and as such amount may be increased or decreased from time to time by assignment or assumption pursuant to Section 9.3. The Commitment of each Lender shall automatically and permanently terminate on the Maturity Date.

        "Commitment Fee" has the meaning specified in Section 2.8.

        "Communications" has the meaning specified in Section 9.1.

        "Company" has the meaning specified in the introduction to this Agreement.

        "Computer City" means Computer City, Inc., a Delaware corporation.

        "Confidential Offering Memorandum" means the Confidential Offering Memorandum dated May, 1998 furnished by NationsBanc Montgomery Securities LLC, as arranger on behalf of NationsBank, relating to the revolving credit facilities evidenced by this Agreement.

        "Consolidated Senior Indebtedness" means all Indebtedness of the Company and its Subsidiaries, other than Subordinated Indebtedness, calculated on a consolidated basis.

        "Consolidated Tangible Net Worth" means, with respect to the Company, at any time, the total Stockholders Equity less the total amount of any intangible assets and plus the total amount of any Subordinated Indebtedness unless already included in Stockholders Equity, with all such amounts being calculated for the Company and its consolidated Subsidiaries on a consolidated basis in accordance with generally accepted accounting principles applied on a consistent basis. Intangible assets shall include unamortized debt discount and expense, unamortized deferred charges and goodwill.

        "Default" means any event or condition which, with the lapse of time or giving of notice or both, would constitute an Event of Default.

        "Documentation Agent" has the meaning specified in the introduction to this Agreement.

        "Dollars" and the symbol "$" mean the lawful currency of the United States of America.

        "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" on such Lender's signature page to this Agreement or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person or such other office of such Lender as such Lender may hereafter designate from time to time as its "Domestic Lending Office" by notice to the Company and the Agent.

        "Effective Date" means the date on which the conditions to Borrowing set forth in Article IV are first met.

        "Eligible Assignee" means (a) any Lender or any Affiliate of any Lender; or (b) any other financial institution or other Person succeeding to the rights or a portion of the rights of a Lender pursuant to Section 9.3(b).

        "ERISA" means the Employee Retirement Income Security Act of 1974, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

        "ERISA Affiliate" means any corporation, trade or business that is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in sections 414(b) and 414(c), respectively, of the Code or section 4001 of ERISA.

        "Eurodollar Borrowing" means a Borrowing comprised of Eurodollar Loans.

        "Eurodollar Lending Office" means, with respect to each Lender, the branches or Affiliates of such Lender which such Lender has designated as its "Eurodollar Lending Office" on such Lender's signature page to this Agreement or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person or such other office of such Lender as such Lender may hereafter designate from time to time as its "Eurodollar Lending Office" by notice to the Company and the Agent.

        "Eurodollar Loan" means any Loan with respect to which the Company shall have selected an interest rate based on the LIBO Rate in accordance with the provisions of Article II.

        "Event of Default" has the meaning specified in Article VII.

        "Execution Date" means the earliest date upon which all of the following shall have occurred: counterparts of this Agreement shall have been executed by the Company and each Lender, and the Agent shall have received counterparts hereof which taken together, bear the signature of the Company and each Lender.

        "Existing Agreement" means the Revolving Credit Agreement (Facility A) dated as of May 27, 1994, as amended, among the Company, the banks party thereto, and Texas Commerce Bank National Association, as administrative agent.

        "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rate on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Agent (in its individual capacity) on such day on such transactions as determined by the Agent.

        "Guaranties" by any Person means all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or, in effect, guaranteeing any Indebtedness, dividend or other obligation, of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including all obligations incurred through an agreement, contingent or otherwise, by such
Person:

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

For the purposes of all computations made under this Agreement, a Guaranty in respect of any Indebtedness for borrowed money shall be deemed to be Indebtedness equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.

        "Highest Lawful Rate" means, as to any Lender, at the particular time in question, the maximum nonusurious rate of interest which, under applicable law, such Lender is then permitted to charge the Company on the Loans. If the maximum rate of interest which, under applicable law, the Lenders are permitted to charge the Company on the Loans shall change after the date hereof, the Highest Lawful Rate shall be automatically increased or decreased, as the case may be, as of the effective time of such change without notice to the Company.

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

        "Indemnitee" has the meaning specified in Section 9.4.

        "Index Debt" has the meaning specified in the definition of "Applicable Fee Percentage".

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

        "Interest Hedge Agreements" means any and all agreements, devices or arrangements designed to protect at least one of the parties thereto from the fluctuations of interest rates, exchange rates or forward rates applicable to such party's assets, liabilities or exchange transactions, including, but not limited, dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap or collar protection agreements, forward rate currency or interest rate options, puts and warrants, as the same may be amended or modified and in effect from time to time, and any and all cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

        "Interest Payment Date" means, as to any Loan, the last day of the Interest Period applicable to such Loan (and, in addition, in the case of any Interest Period of six months' duration, the day that would have been the Interest Payment Date of such Interest Period if such Interest Period had been of three months' or 90 days' duration).

        "Interest Period" means: (a) as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Company may elect, and (b) as to any Base Rate Loan, a period of 90 days' duration, commencing on the date of such Base Rate Loan; provided, however, that
(i) if any Interest Period would end on a day that shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (ii) no Interest Period shall end later than the Maturity Date and (iii) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

        "Investment" means, as to any Person, any investment so classified under generally accepted accounting principles made by stock purchase, capital contribution, loan or advance or by purchase of property or otherwise, but in any event shall include as an investment in any other Person the amount of all Indebtedness owed by such other Person and all Accounts from such other Person which are not current assets or did not arise from services rendered or sales to such other Person in the ordinary course of business.

        "Lenders" has the meaning specified in the introduction to this Agreement, and shall include each Eligible Assignee that hereafter becomes a party hereto pursuant to Section 9.3.

        "LIBO Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the term "LIBO Rate" shall mean, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%).

        "Lien" means any mortgage, pledge, hypothecation, judgment lien or similar legal process, title retention lien, or other lien or security interest, including the interest of a vendor under any conditional sale or other title retention agreement and the interest of a lessor under any Capital Lease.

        "Loan" means a Base Rate Loan or a Eurodollar Loan.

        "Loan Documents" means this Agreement, the Notes, the Agent's Letter and all other documents and instruments executed by the Company or any other Person in connection with this Agreement and the Loans.

        "Margin Stock" has the meaning specified in Regulation U.

        "Maturity Date" means June 24, 1999, or the earlier termination of the Commitments pursuant to Section 7.1.

        "Maximum Permissible Rate" has the meaning specified in Section 9.8.

        "Moody's" means Moody's Investors Service.

        "NationsBank" means NationsBank, N.A., a national banking association.

        "Note" and "Notes" has the meaning specified in Section 2.5(a).

        "Notice of Borrowing" has the meaning specified in Section 2.3.

        "OECD" means the Organization for Economic Cooperation and Development.

        "Other NationsBank Activities" has the meaning specified in Section 8.3.

        "Other NationsBank Financings" has the meaning specified in Section 8.3.

        "Other Taxes" has the meaning specified in Section 2.18.

        "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

        "Person"  means  any  natural  person,   corporation,   business  trust,
association, company, limited liability company, joint venture, partnership or government or any agency or political subdivision thereof.

        "Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by the Company or any ERISA Affiliate or as to which the Company or any ERISA Affiliate contributes or is a member or otherwise may have any liability.

        "Prime Rate" means the per annum rate of interest established from time to time by NationsBank as its prime rate, which rate may not be the lowest rate of interest charged by NationsBank to its customers.

        "Principal Office" means the principal office of NationsBank, presently located at 901 Main Street, Dallas, Texas 75202.

        "Register" has the meaning specified in Section 9.3(d).

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

        "Reportable Event" means a Reportable Event as defined in Section 4043
(b) of ERISA.

        "Required Lenders" means, at any time, Lenders having more than 50% of the Total Commitment; provided, however, if the Total Commitment has terminated, "Required Lenders" means Lenders holding more than 50% of the aggregate principal amount of Loans at the time outstanding.

        "Reserve Requirement" means, at any time, the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by members banks of the Federal Reserve System against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Loans. The Adjusted Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Reserve Requirement.

        "Short-Term Indebtedness" means, at any date, Indebtedness which matures one year or less from such date and which is not directly or indirectly renewable or extendible, at the option of the obligor, by its terms or the terms of any instrument or agreement relating thereto, to a date more than one year from such date.

        "Significant Subsidiary" means, as to the Company or any Subsidiary of the Company, any Subsidiary of such Person who either (a) has a net worth in excess of 5% of the consolidated net worth of the Company and its other Subsidiaries, or (b) has gross revenues in excess of 5% of the consolidated gross revenues of the Company and its other Subsidiaries based, in each case, on the most recent audited financial statements of the Company. In all events the Significant Subsidiaries of the Company shall include Computer City, TE Electronics, Inc., a Delaware corporation, A&A International, Inc., a Nevada corporation, and Technology Properties, Inc., a Delaware corporation.

        "S&P" means Standard & Poor's Ratings Group, a Division of McGraw-Hill, Inc.

        "Stockholders' Equity" means, with respect to the Company at any date, the sum of (a) its capital stock taken at par value, (b) its capital surplus and
(c) its retained earnings less treasury stock, all computed in accordance with generally accepted accounting principles applied on a consistent basis.

        "Subordinated Indebtedness" means Indebtedness of the Company having maturities and terms, and which is subordinated to payment of the Notes in a manner, approved in writing by the Agent and the Required Lenders.

        "Subsidiary" means any Person of which or in which any other Person (the "parent") and the other Subsidiaries of the parent own directly or indirectly 50% or more of:

               (a) the combined voting power of all classes of stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such Person, if it is a corporation;

               (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity; or

               (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated organization.

        "Syndication Agent" has the meaning specified in the introduction to this Agreement.

        "Taxes" has the meaning specified in Section 2.18.

        "Total Commitment" means, at any time, the aggregate amount of the Commitments, as in effect at such time.

        "Transferee" has the meaning specified in Section 2.18.

        "Type" means any type of Loan determined with respect to the interest option applicable thereto, i.e., a Eurodollar Loan or a Base Rate Loan.

        "Wholly-Owned Subsidiary" means any Person of which the Company or its other Wholly-Owned Subsidiaries own directly or indirectly 100% of:

               (a) the issued and outstanding shares of stock (except shares required as directors' qualifying shares and shares constituting less than 2% of the issued and outstanding shares) and all Indebtedness for borrowed money;

               (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity; or


               (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated organization.

        Section 1.2 Accounting Terms. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given it under generally accepted accounting principles as in effect from time to time as set forth in the opinions, statements and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and the Financial Accounting Standards Board and applied on a consistent basis; provided, however, that each reference in Article VI and in the definition of any term used in Article VI to generally accepted accounting principles shall mean generally accepted accounting principles in effect on the date hereof.

        Section 1.3   Interpretation.

        (a) In this Agreement, unless a clear contrary intention appears:

               (i) the singular number includes the plural number and vice versa;

               (ii)   reference to any gender includes each other gender;

               (iii) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision;

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

               (v) reference to any agreement (including this Agreement), document or instrument means such agreement, document or instrument as amended, supplemented or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, and reference to any Note includes any note issued pursuant hereto in extension or renewal thereof and in substitution or replacement therefor;

               (vi) unless the context indicates otherwise, reference to any Article, Section, Schedule or Exhibit means such Article or Section hereof or such Schedule or Exhibit hereto;

               (vii)  the  words  "including"  (and  with  correlative   meaning
        "include") means including, without limiting the generality of any description preceding such term;

               (viii) with respect to the determination of any period of time, the word "from" means "from and including" and the word "to" means "to but excluding"; and

               (ix) reference to any law means such as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time.

        (b) The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

        (c) No provision of this Agreement shall be interpreted or construed against any Person solely because that Person or its legal representative drafted such provision.


                                   ARTICLE II

                                   THE LOANS

        Section 2.1   Commitments.

        (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make revolving credit loans (each a "Loan") to the Company at any time and from time to time on and after the date hereof and until the earlier of the Business Day next preceding the Maturity Date and the termination of the Commitment of such Lender in accordance with the terms hereof. Notwithstanding the foregoing, (i) the aggregate principal amount of all Loans of a Lender at any time outstanding shall not exceed such Lender's Commitment and (ii) the aggregate principal amount of all Loans made by all Lenders at any time outstanding shall not exceed the Total Commitment.

        (b) Within the foregoing limits and subject to the terms, conditions and limitations set forth herein, the Company may borrow, repay, prepay and reborrow Loans hereunder on and after the date hereof and prior to the Maturity Date.

        Section 2.2   Loans.

        (a) Each Borrowing made by the Lenders to the Company on any Borrowing Date shall be in a minimum aggregate principal amount of $5,000,000 and an integral multiple of $1,000,000, and shall consist of Loans of the same Type made ratably by the Lenders in accordance with their respective Commitments; provided, however, that the failure of any Lender to make any Loan shall not relieve any other Lender of its obligation to lend hereunder. The Loan by each Lender to the Company on the initial Borrowing Date shall be made against delivery to such Lender of a Note, payable to the order of such Lender, executed by the Company, as referred to in Section 2.5.

        (b) Each Borrowing shall be a Base Rate Borrowing, or a Eurodollar Borrowing as the Company may request pursuant to Section 2.3. Each Lender may fulfill its Commitment with respect to any Eurodollar Loan by causing, at its option, any domestic or foreign branch or Affiliate of such Lender to make such Loan, provided that the exercise of such option shall not affect the obligation of the Company, to repay such Loan in accordance with the terms of the applicable Revolving Note. Subject to the provisions of Section 2.3 and Section 2.12, Borrowings of more than one Type may be outstanding at the same time.

        (c) Each Lender shall make its pro rata portion of the amount of each Borrowing to the Company hereunder on the proposed Borrowing Date thereof by paying the amount required to the Agent in Dallas, Texas in U. S. Dollars and in immediately available funds not later than 1:00 p.m., Dallas, Texas time, and, subject to satisfaction of the conditions set forth in Article IV, the Agent shall promptly and in any event on the same day, credit the amounts so received to the general deposit account of the Company with the Agent, or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders. Unless the Agent shall have received notice from a Lender prior to the date of any Borrowing that such Lender will not make available to the Agent such Lender's portion of such Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Borrowing in accordance with this Section 2.2(c) and the Agent may, in reliance upon such assumption, make available to the Company on such date a corresponding amount. If, and to the extent that such Lender shall not have made such portion available to the Agent, such Lender and the Company severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Company until the date such amount is repaid to the Agent (i) in the case of the Company, the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement.

        Section 2.3   Notice of Borrowings.

        (a) In order to effect a Borrowing, the Company shall give irrevocable written notice (or irrevocable telephone notice thereof, confirmed as soon as practicable by written notice) to the Agent (a "Notice of Borrowing") (i) in the case of a Base Rate Borrowing, not later than 11:00 a.m., Dallas, Texas time, on the Borrowing Date of a proposed Borrowing, and (ii) in the case of a Eurodollar Borrowing, not later than 10:00 a.m., Dallas, Texas time, three Business Days before the Borrowing Date of a proposed Borrowing. Each Notice of Borrowing shall be irrevocable and shall in each case refer to this Agreement and specify
(i) whether the Borrowing then being requested is to be a Base Rate Borrowing or a Eurodollar Borrowing, (ii) the Borrowing Date of such Borrowing (which shall be a Business Day) and the aggregate amount thereof (which, in the case of a Base Rate Borrowing, shall not be less than $5,000,000 and shall be in an integral multiple of $1,000,000, and which, in the case of a Eurodollar Borrowing, shall not be less than $25,000,000 and shall be in an integral multiple of $5,000,000) and (iii) if such Borrowing is to be a Eurodollar Borrowing, the Interest Period or Interest Periods with respect thereto. If no election as to the Type of Borrowing is specified in any such notice by the Company, such Borrowing shall be a Base Rate Borrowing. If no Interest Period with respect to any Eurodollar Borrowing is specified in any such notice by the Company, then the Company shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the Lenders of any notice given by the Company pursuant to this Section 2.3(a) and of each Lender's portion of the requested Borrowing.

        (b) Notwithstanding any provision to the contrary in this Agreement no more than one Borrowing may occur on the same Borrowing Date. For purposes of the foregoing, Borrowings comprised of Loans having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Borrowings.

        Section 2.4 Conversion and Continuation of Borrowings. The Company shall have the right at any time upon prior irrevocable notice to the Agent (a) not later than 11:00 a.m., Dallas, Texas time, on the date of conversion, to convert any Eurodollar Borrowing into a Base Rate Borrowing, (b) not later than 10:00 a.m., Dallas, Texas time, three Business Days prior to conversion or continuation, to convert any Base Rate Borrowing into a Eurodollar Borrowing or to continue any Eurodollar Borrowing as a Eurodollar Borrowing for an additional Interest Period, (c) not later than 10:00 a.m., Dallas, Texas time, three Business Days prior to conversion, to convert the Interest Period with respect to any Eurodollar Borrowing to another permissible Interest Period, subject in each case to the following:

               (i) each conversion or continuation shall be made pro rata among the Lenders in accordance with the respective principal amounts of the Loans comprising the converted or continued Borrowing;

               (ii) if less than all the outstanding principal amount of any Borrowing shall be converted or continued, the aggregate principal amount of such Borrowing converted or continued shall be an integral multiple of $1,000,000 and not less than $5,000,000;

               (iii) if any Eurodollar Borrowing is converted at a time other than the end of the Interest Period applicable thereto, the Company shall pay, upon demand, any amounts due to the Lenders pursuant to
        Section 2.14;

               (iv) any portion of a Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Eurodollar Borrowing;

               (v) any portion of a Eurodollar Borrowing which cannot be converted into or continued as a Eurodollar Borrowing by reason of clause (iv) above shall be automatically converted at the end of the Interest Period in effect for such Borrowing into a Base Rate Borrowing;

               (vi) no Interest Period may be selected for any Eurodollar Borrowing that would end later than the Maturity Date; and

               (vii) accrued interest on a Loan (or portion thereof) being converted or continued shall be paid by the Company at the time of conversion or continuation.

        Each notice pursuant to this Section 2.4 shall be irrevocable and shall refer to this Agreement and specify (w) the identity and amount of the Borrowing that the Company requests to be converted or continued, (x) whether such Borrowing is to be converted to or continued as a Eurodollar Borrowing, or a Base Rate Borrowing, (y) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (z) if such Borrowing is to be converted to or continued as a Eurodollar Borrowing, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Eurodollar Borrowing, the Company shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the other Lenders of any notice given pursuant to this Section 2.4 and of each Lender's portion of any converted or continued Borrowing. If the Company shall not have given notice in accordance with this Section 2.4 to continue any Borrowing into a subsequent Interest Period (and shall not otherwise have given notice in accordance with this Section 2.4 to convert such Borrowing), such Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest Period as a Base Rate Borrowing.

        Section 2.5 Notes; Repayment of Loans. The Loans made by each Lender to the Company shall be evidenced by a note (a "Note" and collectively, the "Notes") duly executed on behalf of the Company, dated the Execution Date, in substantially the form attached hereto as Exhibit 2.5, payable to such Lender in a principal amount equal to its Commitment on such date. The Company agrees to pay the outstanding principal balance of each Loan, as evidenced by the Note, on the Maturity Date unless required to be paid earlier as provided herein. Each Note shall bear interest from its date on the outstanding principal balance thereof as provided in Section 2.6.

        (a) Each Lender or the Agent on its behalf, shall, and is hereby authorized by the Company to, endorse on the schedule attached to the Note delivered to such Lender (or a continuation of such schedule attached to such Note and made a part thereof), or otherwise record in such Lender's internal records, an appropriate notation evidencing the date and amount of each Loan, as from such Lender to the Company, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any Lender or the Agent to make such a notation or any error in such a notation shall not affect the obligation of the Company hereunder or under the Note of such Lender to repay the principal amount of the Loan made by such Lender hereunder and under such Note to such Lender together with all interest accruing thereon.

        Section 2.6   Interest on Loans.

        (a) Subject to the provisions of Section 2.7, each Base Rate Loan shall bear interest at a rate per annum equal to the lesser of (i) the Base Rate and
(ii) the Highest Lawful Rate (if the Base Rate is based on the Prime Rate, computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be; if the Base Rate is based on the Federal Funds Rate, computed on the basis of the actual number of days elapsed over a year of 360 days).

        (b) Subject to the provisions of Section 2.7, each Eurodollar Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the lesser of (i) the Adjusted Eurodollar Rate for the Interest Period in effect for such Loan plus the Applicable Margin and (ii) the Highest Lawful Rate.

        (c) Interest on each Loan shall be payable in arrears on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement. The applicable LIBO Rate or Base Rate shall be determined by the Agent, and such determination shall be conclusive absent demonstrable error. The Agent shall promptly advise the Company and each Lender of each such determination.

        Section 2.7 Interest on Overdue Amounts. If the Company shall default in the payment of the principal of or interest on any Loan or any other amount due hereunder, by acceleration or otherwise, the Company shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a period of 360 days) equal to the lesser of (a) the Highest Lawful Rate and (b) the Base Rate plus 2% per annum.

        Section 2.8   Fees.

        (a) The Company shall pay each Lender, through the Agent, on the last day of each March, June, September and December, and on the Maturity Date, in immediately available funds, a commitment fee (such Lender's "Commitment Fee") equal to the Applicable Fee Percentage times the amount of the Commitment of such Lender, whether used or unused, during the quarter (or shorter period commencing with the Execution Date or ending with the Maturity Date) ending on such date. All Commitment Fees under this Section 2.8(a) shall be computed on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be. The Commitment Fee due to each Lender shall cease to accrue on the earlier of the Maturity Date or the termination of the Commitment of such Lender pursuant to Section 2.9.

        (b) The Company shall pay the Agent, an agency fee (the "Agency Fee") in such amount as may be agreed between the Company and the Agent pursuant to that certain letter agreement of even date herewith between the Company and the Agent (the "Agent's Letter").

        (c) The Company shall pay to NationsBank, for its own account, on or before the Execution Date all fees due to it pursuant to that certain letter agreement dated June 3, 1998, between the Company and NationsBank.

        Section 2.9   Termination and Reduction of Commitments.

        (a) Upon at least five Business Days' prior written notice to the Agent, the Company may at any time in whole permanently terminate, or from time to time permanently reduce, the Total Commitment, ratably among the Lenders in accordance with their respective Commitments; provided, however, that any partial reduction of the Total Commitment shall be in a minimum aggregate principal amount of $10,000,000.

        (b) At the time the Commitments of any Lender are terminated or reduced pursuant to Section 2.9(a) the Company shall pay to the Agent for the account of each such Lender, the Commitment Fees on the amount of the Commitments so terminated or reduced owed through the date of such termination or reduction.

        Section 2.10 Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Borrowing, the Agent shall have determined (which determination shall be conclusive and binding upon the Company) that dollar deposits in the amount of the requested principal amount of such Borrowing are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining the principal amount of its Eurodollar Loan comprising such Borrowing during such Interest Period, or reasonable means do not exist for ascertaining the LIBO Rate, the Agent shall as soon as practicable thereafter give written or telex notice of such determination to the Company and the Lenders, and any request by the Company for the making of a Eurodollar Borrowing shall, until the circumstances giving rise to such notice no longer exist, be deemed to be a request for a Borrowing to be comprised of Base Rate Loans. Each determination of the Agent hereunder shall be conclusive absent demonstrable error. In the event of such determination, the Company requesting such Borrowing shall have the right to withdraw its Notice of Borrowing requesting Eurodollar Loans.

        Section 2.11  Prepayment of Loans.

        (a) Each Borrowing may be prepaid at any time and from time to time, in whole or in part, subject to the requirements of Section 2.14 but otherwise without premium or penalty, upon at least five Business Days' prior written or telex notice to the Agent; provided, however, that each such partial prepayment shall be in an integral multiple of $1,000,000 and a minimum aggregate principal amount of $5,000,000.

        (b) On the date of any termination or reduction of the Total Commitment pursuant to Section 2.9(a), the Company shall prepay so much of its Loans (up to the amount by which the Commitment is so terminated or reduced) as shall be necessary in order that the aggregate principal amount of the Loans outstanding will not exceed the Total Commitment following such termination or reduction. All prepayments under this paragraph shall be subject to Section 2.14.

        (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, whether the Borrowing shall be irrevocable and shall commit the Company making such prepayment to prepay such Loan by the amount stated therein on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

        Section 2.12  Change in Circumstances.

        (a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Lender of the principal of or interest on any Eurodollar Loan made by such Lender or any other fees or amounts payable hereunder (other than taxes imposed on the overall net income of such Lender by the jurisdiction in which such Lender has its principal office or is located or by any political subdivision or taxing authority therein), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Lender (except any such Reserve Requirement which is reflected in the Adjusted Eurodollar Rate) or shall impose on such Lender or the London interbank market any other condition affecting this Agreement or Eurodollar Loans made by such Lender and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise) in respect thereof, by an amount deemed by such Lender in its sole discretion to be material, then such additional amount or amounts as will compensate such Lender for such additional costs or reduction will be paid to such Lender by the Company with respect to the Eurodollar Loans.

        (b) If any Lender shall have determined that the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards," or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Lender's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement, the Loans made by such Lender pursuant hereto to a level below that which such Lender or such Lender's holding company could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time the Company shall pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered. It is agreed that the interest rates and fees provided for in this Agreement have been determined on the understanding that the Lenders will not be required to maintain capital against their Commitments under currently applicable laws, regulations and regulatory guidelines, and the Lenders will be entitled to make claims under this paragraph in the event such understanding proves to be incorrect.

        (c) A certificate of each Lender setting forth such amount or amounts as shall be necessary to compensate such Lender (or participating banks or other entities pursuant to Article IX) as specified in paragraph (a), (b) or (c) above shall be delivered to the Company obligated with respect thereto and shall be rebuttably presumptive evidence of the amount or amounts which such Lender is entitled to receive. The Company shall pay each Lender the amount shown as due from it on any such certificate within 10 days after its receipt of the same.

        (d) Failure on the part of any Lender to demand compensation for any increased costs or reduction in amounts received or receivable with respect to any Interest Period shall not constitute a waiver of such Lender's rights to demand compensation for any increased costs or reduction in amounts received or receivable in such Interest Period or in any other Interest Period. The protection of this Section 2.12 shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender for compensation.

        (e) Nothing in this Section 2.12 shall entitle any Lender to receive interest at a rate per annum in excess of the Highest Lawful Rate.

        Section 2.13  Change in Legality.

        (a) Notwithstanding anything to the contrary herein contained, if any change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan to give effect to its obligations as contemplated hereby, then, by written notice to the Company and to the Agent, such Lender may:

               (i) declare that Eurodollar Loans will not thereafter be made by such Lender hereunder, whereupon any request by the Company for a Eurodollar Borrowing shall, as to such Lender only, be deemed a request for a Base Rate Loan unless such declaration shall be subsequently withdrawn; and

               (ii) require that all outstanding Eurodollar Loans made by it be converted to Base Rate Loans, in which event all such Eurodollar Loans shall be automatically converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the Base Rate Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans; provided, however, the Base Rate Loans resulting from the conversion of such Eurodollar Loans shall be prepayable only at the times the converted Eurodollar Loans would have been prepayable, notwithstanding the provisions of Section 2.11(a).

        (b) For purposes of Section 2.13(a), a notice to the Company by any Lender shall be effective as to each Eurodollar Loan, if lawful, on the last day of the then current Interest Period or, if there are then two or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective on the date of receipt by the Company.

        Section 2.14  Indemnity.

        (a) The Company shall indemnify each Lender against any loss or expense which such Lender may sustain or incur as a consequence of (i) any failure by the Company to fulfill on the date of any Borrowing hereunder the applicable conditions set forth in Article IV, (ii) any failure by the Company to borrow, convert or continue hereunder after delivery of a Notice of Borrowing or a notice of conversion or continuation has been given pursuant to Section 2.4,
(iii) any payment, prepayment or conversion of a Eurodollar Loan required by any other provision of this Agreement or otherwise made on a date other than the last day of the applicable Interest Period, (iv) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise), or (v) the occurrence of any Event of Default, including, but not limited to, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurodollar Loan. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by each Lender of
(A) its cost of obtaining the funds for the Loan being paid, prepaid or converted or not borrowed (based on the Adjusted Eurodollar Rate applicable thereto) for the period from the date of such payment, prepayment or conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure to borrow) over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds so paid, prepaid or converted or not borrowed. A certificate of each Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section
2.14 shall be delivered to the Company and shall be rebuttably presumptive evidence of the amount or amounts which such Lender is entitled to receive. Nothing in this Section 2.14 shall entitle any Lender to receive interest at a rate per annum in excess of the Highest Lawful Rate.

        (b) The provisions of this Section 2.14 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any Note, or any investigation made by or on behalf of any Lender. All amounts due under this Section 2.14 shall be payable on written demand therefor.

        Section 2.15 Pro Rata Treatment and Application of Payments. Except as permitted under Section 2.12, Section 2.13 and Section 2.14 each Borrowing, each payment or prepayment of principal of the Notes, each payment of interest on such Notes, each other reduction of the principal or interest outstanding under such Notes, however achieved, each payment of the Commitment Fees and each reduction of the Commitments shall be made pro rata among the Lenders in the proportions that their respective Commitments bear to the Total Commitment. After the Maturity Date, payments made to the Agent or the Lenders, or any of them, or otherwise received by the Agent or the Lenders, or any of them, shall be distributed as follows: First, to the costs and expenses, if any, incurred by the Agent, or the Lenders, or any of them, to the extent permitted by Section
9.4 in the collection of such amounts under this Agreement or any of the other Loan Documents; Second, pro rata among the Lenders based on the outstanding principal amount of Loans outstanding hereunder immediately prior to such payment, to any unpaid interest which may have accrued on the Loans; third, pro rata among the Lenders based on the outstanding principal amount of the Loans outstanding hereunder immediately prior to such payment, to any unpaid principal of the Loans; Fourth, pro rata among the Agent and the Lenders based on the total amount of fees then due and payable, to any fees then due and payable to the Agent and the Lenders under this Agreement or any other Loan Document; Fifth, pro rata to damages incurred by the Agent and the Lenders, or any of them, by reason of a breach hereof or of any other Loan Documents; and Sixth, upon satisfaction in full of all of the obligations of the Company hereunder, to the Company or as otherwise required by law.

        Section 2.16  Payments.

        (a) The Company shall make all payments (including principal of or interest on any Borrowing or any fees or other amounts, including indemnities and taxes) hereunder and under any other Loan Document not later than 1:00 p.m., Dallas, Texas time, on the date when due in Dollars to the Agent at its Principal Office, in immediately available funds.

        (b) Whenever any payment (including principal of or interest on any Borrowing or any fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, if applicable.

        Section 2.17 Sharing of Setoffs. Each Lender agrees that if it shall, in any manner, including through the exercise of a right of banker's lien, setoff or counterclaim against the Company, or pursuant to a secured claim under
Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of Loans as a result of which the unpaid principal portion of the Loans of such Lender shall be proportionately less than the unpaid principal portion of the Loans of any other Lender, it shall be deemed to have simultaneously purchased from such other Lender a participation in the Loans of such other Lender, so that the aggregate unpaid principal amount of the Loans and participations in Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Loans then outstanding as the principal amount of its Loans prior to such exercise of banker's lien, setoff or counterclaim was to the principal amount of all Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.17 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Company expressly consents to the foregoing arrangements and agrees that any Person holding a participation in a Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Company to such Lender as fully as if such Lender had made a Loan directly to the Company in the amount of such participation.

        Section 2.18  Payments Free of Taxes.

        (a) Any and all payments by the Company hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the Agent's or any Lender's (or transferee's or assignee's, including a participation holder's (any such entity a "Transferee")) net income and franchise taxes imposed on the Agent or any Lender (or Transferee) by the United States or any jurisdiction under the laws of which it is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Company shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders (or any Transferee) or the Agent, (i) the sum payable shall be increased by the amount necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.18) such Lender (or Transferee) or the Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) the Company shall make such deductions and (iii) the Company shall pay the full amount deducted to the relevant taxing authority or other governmental authority in accordance with applicable law.

        (b) In addition, the Company agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

        (c) The Company will indemnify each Lender (or Transferee) and the Agent for the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.18) paid by such Lender (or Transferee) or the Agent, as the case may be, and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant taxing authority or other governmental authority. Such indemnification shall be made within 30 days after the date any Lender (or Transferee) or the Agent, as the case may be, makes written demand therefor. If a Lender (or Transferee) or the Agent shall become aware that it is entitled to receive a refund in respect of Taxes or Other Taxes, it shall promptly notify the Company of the availability of such refund and shall, within 30 days after receipt of a request by the Company, apply for such refund at the Company's expense. If any Lender (or Transferee) or the Agent receives a refund in respect of any Taxes or Other Taxes for which such Lender (or Transferee) or the Agent has received payment from the Company hereunder it shall promptly notify the Company of such refund and shall, within 30 days after receipt of a request by the Company (or promptly upon receipt, if the Company has requested application for such refund pursuant hereto), repay such refund to the Company, net of all out-of-pocket expenses of such Lender and without interest; provided that the Company, upon the request of such Lender (or Transferee) or the Agent, agrees to return such refund (plus penalties, interest or other charges) to such Lender (or Transferee) or the Agent in the event such Lender (or Transferee) or the Agent is required to repay such refund.

        (d) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Company in respect of any payment to any Lender (or Transferee) or the Agent, the Company will furnish to the Agent, at its address referred to in Section 9.1, the original or a certified copy of a receipt evidencing payment thereof.

        (e) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.18 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

        (f) Each Lender (or Transferee) which is organized outside the United States shall promptly notify the Company of any changes in its funding office and upon written request of the Company shall, prior to the immediately following due date of any payment by the Company hereunder, deliver to the Company such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including Internal Revenue Service Form 1001 or Form 4224 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-1(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Lender (or Transferee) establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Lender (or Transferee) of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. Unless the Company and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under the Notes are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Lender (or Transferee) or assignee organized under the laws of a jurisdiction outside the United States.

        (g) The Company shall not be required to pay any additional amounts to any Lender (or Transferee) in respect of United States withholding tax pursuant to paragraph (a) above if the obligation to pay such additional amounts would not have arisen but for a failure by such Lender (or Transferee) to comply with the provisions of paragraph (f) above unless such failure results from (i) a change in applicable law, regulation or official interpretation thereof or (ii) an amendment, modification or revocation of any applicable tax treaty or a change in official position regarding the application or interpretation thereof, in each case after the Execution Date (and, in the case of a Transferee, after the date of assignment or transfer).

        (h) Any Lender (or Transferee) claiming any additional amounts payable pursuant to this Section 2.18 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue and would not, in the sole determination of such Lender, be otherwise disadvantageous to such Lender (or Transferee).

        (i) If any Lender (or Transferee) requests compensation pursuant to this
Section 2.18, the Company may give notice to such Lender (with a copy to the Agent) that it wishes to seek one or more Eligible Assignees (which may be one or more of the Lenders) to assume the Commitment of such Lender and to purchase its outstanding Loans and Notes. Each Lender (or Transferee) requesting compensation pursuant to this Section 2.18 hereto agrees to sell all of its Commitment, its Loans and its Notes pursuant to Section 9.3 to any such Eligible Assignee for an amount equal to the sum of the outstanding unpaid principal of and accrued interest on such Loans and Notes plus all Commitment Fees and other fees and amounts due such Lender (or Transferee) hereunder calculated, in each case, to the date such Commitment, Loans and Note are purchased, whereupon such Lender (or Transferee) shall thereafter have no further Commitments or other obligation to the Company hereunder or under any Note.

        Section 2.19 Booking Loans. Any Lender may make, carry or transfer Loans at, to or for the account of any of its branch offices or other offices or any office of any Affiliate. No such action shall result in any liability on the part of the Company from such action (except any such action which is made by a Lender for the purpose of complying with applicable law).

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

        The Company represents and warrants to the Agent and the Lenders as follows:

        Section 3.1 Organization; Corporate Powers. The Company and each Significant Subsidiary is duly organized, validly existing and in good standing under the laws of the state of its respective incorporation or organization, has the requisite power and authority to own its property and assets and to carry on its business as now conducted and is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not have a material adverse effect on the condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole. The Company has the corporate power to execute, deliver and perform its obligations under this Agreement, to borrow hereunder and to execute and deliver the Notes.

        Section 3.2 Authorization. The execution, delivery and performance of this Agreement, the Borrowings hereunder, and the execution and delivery of the Notes by the Company (a) have been duly authorized by all requisite corporate and, if required, stockholder action on the part of the Company and (b) will not
(i) violate (A) any provision of law, statute, rule or regulation or the certificate of incorporation or the bylaws of the Company, (B) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Company or (C) any provisions of any indenture, agreement or other instrument to which the Company is a party, or by which the Company or any of its properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or (iii) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Company.

        Section 3.3 Governmental Approval. No registration with or consent or approval of, or other action by, any federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the execution, delivery and performance of this Agreement, the execution and delivery of the Notes or the Borrowings hereunder.

        Section 3.4 Enforceability. This Agreement has been duly executed and delivered by the Company and constitutes legal, valid and binding obligations of the Company and the Notes, when duly executed and delivered by the Company, will constitute legal, valid and binding obligations of the Company, in each case enforceable in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditors rights generally).

        Section 3.5   Financial Statements.

        (a) The audited consolidated financial statements of the Company, as at December 31, 1997, a copy of which has been furnished to the Lenders, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year, and present fairly the financial conditions of the Company and its Subsidiaries, as at such date and the consolidated results of the operations of the Company and its Subsidiaries for the periods then ended.

        (b) The Form 10-Q of the Company as at March 31, 1998, copies of which have been furnished to the Lenders, has been prepared in accordance with all applicable rules, regulations and guidelines of the Securities and Exchange Commission and present fairly the financial condition of the Company and its Subsidiaries, as at such dates and the results of their operations for the periods then ended, subject to year end audit adjustments.

        Section 3.6 No Material Adverse Change. There has been no material adverse change in the businesses, assets, operations, prospects or condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole, since December 31, 1997.

        Section 3.7 Title to Properties. The Company and each of its Significant Subsidiaries has good and marketable title to, or valid leasehold interests in, all its properties and assets, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business and except for minor defects in title that do not interfere with the ability of the Company to conduct its business as now conducted.

        Section 3.8   Litigation; Compliance with Laws; Etc.

        (a) There are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary of the Company or the business, assets or rights of the Company or any Subsidiary of the Company (i) which involve this Agreement or any of the transactions contemplated hereby or (ii) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, materially impair the ability of the Company and its Subsidiaries to conduct business substantially as now conducted, or materially and adversely affect the business, assets, operations, prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or impair the validity or enforceability of or the ability of the Company to perform its obligations under this Agreement, the Notes or any of the other Loan Documents.

        (b) Neither the Company nor any of its Subsidiaries is in violation of any law, the breach or consequence of which would materially and adversely affect the ability of the Company and its Subsidiaries, taken as a whole, to carry on its business, or in default under any material order, writ, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority binding upon any of them or their respective assets or any material indenture, mortgage, contract, agreement or other undertaking or instrument to which it is a party or by which any of its properties may be bound, and nothing has occurred which would materially and adversely affect the ability of the Company and its Subsidiaries, taken as a whole, to carry on their business or perform their obligations under any such order, writ, injunction, award or decree or any such material indenture, mortgage, contract, agreement or other undertaking or instrument.

        Section 3.9   Agreements; No Default.

        (a) Neither the Company nor any of its Subsidiaries is a party to any agreement or instrument or subject to any corporate restriction that has a present material and adverse effect on the business, properties, assets, operations, prospects or condition (financial or otherwise), of the Company and its Subsidiaries, taken as a whole.

        (b) Neither the Company nor any of its Subsidiaries is in default in any manner that would materially and adversely affect the business, properties, assets, operations, prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which the Company or any of its Subsidiaries is a party, which default might materially and adversely affect the financial condition or operations of the Company and its Subsidiaries, taken as a whole.

        (c) Neither the Company nor any of its Subsidiaries is in default under any agreement or instrument to which the Company or any Subsidiary is a party or by which any of their respective properties or assets is bound or affected, which default might materially and adversely affect the financial condition or operations of the Company and its Subsidiaries, taken as a whole. No Event of Default has occurred and is continuing.

        Section 3.10  Federal Reserve Regulations.

        (a) The Company is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

        (b) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulations T, U or X; provided, however, the Company may acquire Margin Stock if, upon the acquisition of such Margin Stock, 25% or less of the Company's total assets subject to the restrictions set forth in Section 6.1 would then be composed of Margin Stock, and furnish to the Agent upon its request, a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

        Section 3.11 Taxes. The Company and each of its Subsidiaries has filed all tax returns which are required to have been filed and has paid, or made adequate provisions for the payment of, all of its taxes which are due and payable, except such taxes, if any, as are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles have been maintained. The federal income tax liability of the Company has been audited by the Internal Revenue Service and has been finally determined and satisfied (or the time for audit has expired) for all tax years up to and including the tax year ended June 30, 1989. The Company deems the amounts and maximum final judgments from such action to be immaterial to the Company. The Company is not aware of any proposed assessment against it or any of its Subsidiaries for additional taxes (or any basis for any such assessment) which might be material to the Company and its Subsidiaries taken as a whole.

        Section 3.12 Pension and Welfare Plans. Each Plan complies in all material respects with all applicable statutes and governmental rules and regulations, and: (a) no Reportable Event has occurred and is continuing with respect to any Plan, (b) since May 27, 1994, neither the Company nor any ERISA Affiliate has withdrawn from any Plan or instituted steps to do so, except as listed on Exhibit 3.12 and (c) since May 27, 1994, no steps have been instituted to terminate any Plan. No condition exists or event or transaction has occurred in connection with any Plan which could result in the incurrence by the Company or any ERISA Affiliate of any material liability, fine or penalty. Neither the Company nor any ERISA Affiliate is a member of, or contributes to, any multiple employer Plan as described in section 4064 of ERISA. Neither the Company nor any of its Subsidiaries has any contingent liability with respect to any post-retirement "welfare benefit plans," as such term is defined in ERISA.

        Section 3.13 No Material Misstatements. Neither this Agreement, the other Loan Documents, the Confidential Offering Memorandum nor any other document delivered by or on behalf of the Company or any of its Affiliates (including the Company's Annual Report on Form 10-K for 1997 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended at March 31, 1998) in connection with any Loan Document or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

        Section 3.14 Investment Company Act; Public Utility Holding Company Act. The Company is neither an "investment company" nor a company "controlled" by an investment company as defined in, nor subject to regulation under, the Investment Company Act of 1940. The Company is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

        Section 3.15 Compliance with Laws. The Company and its Subsidiaries are in compliance with all statutes and governmental rules and regulations applicable to them, except where the failure to so comply could not reasonably be expected to have a material adverse effect on the business, assets, operations, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

        Section 3.16 Maintenance of Insurance. The Company maintains, and causes each of its Subsidiaries to maintain, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated.

        Section 3.17 Existing Liens. None of the assets of the Company or any of its Subsidiaries is subject to any Lien, except:

        (a) Liens for current taxes not delinquent or taxes being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

        (b) carriers', warehousemen's, mechanics', materialmen's and other like statutory Liens arising in the ordinary course of business securing obligations which are not overdue for a period of more than 90 days or which are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

        (c) pledges or deposits in connection with workers' compensation, unemployment insurance and other social security legislation;

        (d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, and other obligations of a like nature incurred in the ordinary course of business, and Liens securing reimbursement obligations created by open letters of credit for the purchase of inventory;

        (e) Liens granted by a Subsidiary of the Company to secure such Subsidiary's Indebtedness to the Company or to any other Subsidiary of the Company;

        (f) Liens, if any, disclosed in the financial statements referred to in Section 3.5; and

        (g) Liens otherwise permitted to be incurred pursuant to Section 6.1.

        Section 3.18 Environmental Matters. The Company and each of its Subsidiaries has complied in all material respects with all applicable federal, state, local and other statutes, ordinances, orders, judgments, rulings and regulations relating to environmental pollution or to environmental regulation or control. Neither the Company nor any of its Subsidiaries have received notice of any failure so to comply which alone or together with any other such failure could result in a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such
Subsidiary. None of the facilities of the Company or any of its Subsidiaries manage any hazardous wastes, hazardous substances, hazardous materials, toxic substances or toxic pollutants, as those terms are used in the Resource
Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, the Clean Air Act or the Clean Water Act, in violation of any regulations promulgated pursuant thereto or in any other applicable law where such violation could result, individually or together with other violations, in a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Subsidiary.

        Section 3.19 Year 2000 Compliance. The Company has (a) initiated a review and assessment of all areas within its and each of its Subsidiaries' business and operations (including those affected by its material suppliers and vendors) that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Company or any of its Subsidiaries (or its material suppliers and vendors) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999), (b) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis, and (c) to date, implemented that plan in accordance with that timetable. The Company reasonably believes that all computer applications (including those of its material suppliers and vendors) that are material to its or any of its Subsidiaries' business and operations will on a timely basis be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 Compliant"), except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Subsidiary.

                                   ARTICLE IV

                              CONDITIONS OF LENDING

        Section 4.1 Conditions Precedent to the Initial Borrowing. The obligation of each Lender to make its initial Loan is subject to the condition precedent that the Agent shall have received on or before the initial Borrowing Date the following, each dated (unless otherwise indicated) the Execution Date and, with respect to all such documents referred to in Section 4.1(a), Section 4.1(c), Section 4.1(d) and Section 4.1(f), in sufficient copies for each Lender:

        (a) A counterpart of this Agreement (to which all of the Exhibits and Schedules have been attached) executed by the Company, the Agent and the Lenders.

        (b) Notes of the Company dated of even date herewith, properly executed by the Company to the order of the Lenders, respectively.

        (c) The Lenders shall have received (i) a copy of the certificate of incorporation, as amended, of the Company, certified by the Secretary of State of Delaware and a certificate as to the good standing of and charter documents filed by the Company from such Secretary of State; (ii) a copy of the certificate of authority to do business in the State of Texas, certified by the Secretary of State of Texas and a certificate as to the good standing of the Company from the Comptroller of the State of Texas; (iii) a certificate of the Secretary or an Assistant Secretary of the Company, dated as of June 25, 1998 and certifying (A) that attached thereto is a true and complete copy of the bylaws of the Company as in effect on the date of such certificate and at all times since a date prior to the date of the resolutions described in (B) below,
(B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Company authorizing the execution, delivery and performance of this Agreement and the Notes to be delivered by the Company and the Borrowings by the Company hereunder and that such resolutions have not been modified, rescinded or amended and are in full force and effect,
(C) that the certificate of incorporation of the Company has not been amended since the date of the last amendment thereto shown on the good standing certificate furnished pursuant to (i) above, (D) as to the incumbency and specimen signature of each officer of the Company executing this Agreement, the Notes or any other document delivered in connection herewith or therewith, and
(E) that on or prior to June 25, 1998, the principal of and interest in all loans, all accrued fees and all other amounts due under the Existing Agreement shall have been paid in full (or with respect to fees thereunder, provision for payment shall have been made therefor) and the commitments thereunder shall have been terminated; (iii) a certificate of another officer of the Company as to the incumbency and specimen signature of the Secretary or such Assistant Secretary of the Company; and (iv) such other documents as any Lender or Donohoe, Jameson & Carroll, P.C., special counsel for the Agent, may reasonably request.

        (d)  A  certificate  of a  Senior  Vice  President,  an  Executive  Vice
President or a Vice President of the Company dated the initial Borrowing Date certifying (i) the truth of the representations and warranties made by the Company in this Agreement, and (ii) the absence of the occurrence and continuance of any Default or Event of Default.

        (e) The Agent shall have received the Agent's Letter duly executed by the Company.

        (f) The opinion of counsel to the Company, dated the initial Borrowing Date, addressed to the Agent and the Lenders and in the form of Exhibit 4.1 hereto.

        (g) An Administrative Questionnaire completed by each Lender.

        (h) The fees and disbursements required to be paid by Section 9.4 on the initial Borrowing Date shall have been paid or provision therefore shall have been made.

        Section 4.2 Conditions Precedent to Each Borrowing. The obligation of each Lender to make a Loan on the occasion of any Borrowing (including the initial Borrowing) shall be subject to the further conditions precedent that on the Borrowing Date of such Borrowing the following statements shall be true (and each of the giving of the applicable Notice of Borrowing and the acceptance by the Company of the proceeds of such Borrowing shall constitute a representation and warranty by the Company that on the date of such Borrowing such statements are true):

        (a) The representations and warranties contained in Article III are correct on and as of the date of such Borrowing, before and after giving effect to such Borrowing and to the application of the proceeds therefrom, as though made on and as of such date;

        (b) No event has occurred and is continuing, or would result from such Borrowing or from the application of the proceeds therefrom, which constitutes either a Default or an Event of Default; and

        (c) Following the making of such Borrowing and all other Borrowings to be made on the same day under this Agreement, the aggregate principal amount of all Loans then outstanding shall not exceed the Total Commitment.

        Section 4.3 Conditions Precedent to Conversions and Continuations. The obligation of the Lenders to convert any existing Borrowing into a Eurodollar Borrowing or to continue any existing Borrowing as a Eurodollar Borrowing is subject to the condition precedent that on the date of such conversion or continuation no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation. The acceptance of the benefits of each such conversion and continuation shall constitute a representation and warranty by the Company to each of the Lenders that no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation.


                                    ARTICLE V

                              AFFIRMATIVE COVENANTS

        So long as this Agreement shall remain in effect or the principal of or interest on any Note, any Commitment Fee or any other expense or amount payable hereunder shall be unpaid and until the Commitments of the Lenders shall expire or terminate, unless the Required Lenders shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Lender that:

        Section 5.1 Existence. The Company will maintain and preserve, and, subject to the provisions of clauses (v), (w) and (x) of Section 6.2, will cause each Significant Subsidiary to maintain and preserve, its respective existence as a corporation or other form of business organization, as the case may be, and all rights, privileges, licenses, patents, patent rights, copyrights, trademarks, trade names, franchises and other authority to the extent material and necessary for the conduct of its respective businesses in the ordinary course as conducted from time to time, including, in the case of the Company, its good standing and qualification to do business in the State of Texas.

        Section 5.2 Repair. The Company will maintain, preserve and keep, and will cause each of its Significant Subsidiaries to maintain, preserve and keep, all of its properties in good repair, working order and condition, and from time to time make, and the Company will make, and will cause each of the Significant Subsidiaries to make, all necessary and proper repairs, renewals, replacements, additions, betterments and improvements thereto so that at all times the efficiency thereof shall be fully preserved and maintained; the Company will at all times do or cause to be done all things necessary to preserve, renew and keep in full force and effect, and will cause each Significant Subsidiary to do or cause to be done all things necessary to preserve, renew and keep in full force and effect, the rights, licenses, permits, franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; maintain and operate such businesses in substantially the manner in which they are presently conducted and operated (subject to changes in the ordinary course of business); comply in all material respects with all laws and regulations applicable to the operation of such businesses whether now in effect or hereafter enacted and with all other applicable laws and regulations; and take all action which may be required to obtain, preserve, renew and extend all licenses, permits and other authorizations which may be material to the operation of such businesses.

        Section 5.3 Insurance. The Company will maintain, on a consolidated basis, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated or as the Agent or the Required Lenders may reasonably request from time to time.

        Section 5.4 Obligations and Taxes. The Company will pay and discharge and will cause each of its Subsidiaries to pay and discharge, when due, all taxes, assessments and governmental charges or levies imposed upon the Company or such Subsidiary, as the case may be, as well as all lawful claims for labor, materials and supplies or otherwise unless and only to the extent that the Company or such Subsidiary, as the case may be, is contesting such taxes, assessments and governmental charges, levies or claims in good faith and by appropriate proceedings and the Company or such Subsidiary has set aside on its books such reserves or other appropriate provisions therefor as may be required by generally accepted accounting principles.

        Section 5.5 Financial Statements; Reports. The Company will furnish to the Agent and each Lender:

        (a) Annual Audit Reports. Within 90 days after the end of each fiscal year of the Company, a copy of the annual audit report of the Company and its Subsidiaries prepared on a consolidated basis in conformity with generally accepted accounting principles consistently applied and certified by Price Waterhouse or another independent certified public accountant of recognized national standing;

        (b) Quarterly Financial Statements. Within 45 days after the end of each quarter (except the last quarter) of each fiscal year of the Company, a copy of the Form 10-Q of the Company, for such quarter, prepared in accordance with the rules, regulations and guidelines of the Securities and Exchange Commission, subject to normal year end audit adjustments;

        (c) Officer's Certificate. Together with the financial statements furnished by the Company under the preceding clauses (a) and (b), a certificate of the Company's Chief Financial Officer, Vice President and Treasurer or Vice President and Controller dated the date of such annual audit report or such quarterly financial statement, as the case may be, to the effect that no Event of Default or Default, has occurred or is continuing, or if there is any such event, describing it and the steps, if any, being taken to cure it, and containing a calculation, in form and substance satisfactory to the Agent, to evidence compliance with Section 6.9;

        (d) SEC and Other Reports. Copies of each filing and report made by the Company or any of its Subsidiaries with or to any securities exchange or the Securities and Exchange Commission and each communication from the Company or any of its Subsidiaries to shareholders generally, promptly upon the making thereof; and

        (e) Requested Information. Promptly, from time to time, such other reports or information as the Agent or any Lender may reasonably request.

        Section 5.6 Litigation and Other Notices. The Company will notify the Agent and the Lenders in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken by the Person(s) affected with respect thereto:

        (a) Judgment. The entry of any judgment or decree against the Company and its Subsidiaries, taken as a whole, if the amount of such judgment or decree exceeds $25,000,000 (after deducting the amount with respect to which the Company or such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing);

        (b) Suits and Proceedings. The filing or commencement of any action, suit or proceeding, whether at law or in equity or by or before any court or any federal, state, municipal or other governmental agency or authority as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could materially impair the right of the Company or any Significant Subsidiary to carry on business substantially as then conducted or materially and adversely affect the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Significant Subsidiary;

        (c)    Default.  The occurrence of any Event of Default or Default;

        (d) Material Adverse Change. The occurrence of a material adverse change in the business, operations or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole;

        (e) Pension and Welfare Plans. The occurrence of a Reportable Event with respect to any Plan; the institution of any steps by the Company, any of its Subsidiaries or any ERISA Affiliate, the PBGC or any other Person to terminate any Plan; the institution of any steps by the Company, or any of its Subsidiaries or any ERISA Affiliate to withdraw from any Plan; or the incurrence of any material increase in the contingent liability of the Company or any of its Subsidiaries with respect to any post-retirement welfare benefits; and

        (f) Other Events. The occurrence of such other events as the Agent or the Required Lenders may reasonably from time to time specify.

        Section 5.7 ERISA. The Company will comply, and will cause each of its Subsidiaries to comply, in all material respects with the applicable provisions of ERISA.

        Section 5.8 Books, Records and Access. The Company will maintain, and will cause each Significant Subsidiary to maintain, complete and accurate books and records in which full and correct entries and conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to the business and activities of the Company and each Significant Subsidiary. The Company will permit, and will cause each Significant Subsidiary to permit, reasonable access by the Agent and each Lender, upon reasonable request, to the books and records relating to the Company and the Significant Subsidiary during normal business hours, to permit or cause to be permitted, the Agent and each Lender to make extracts from such books and records and permit, or cause to be permitted, upon reasonable request, any authorized representative designated by any Lender to discuss the affairs, finances and condition of the Company or any Significant Subsidiary with such Person's principal financial officers and principal accounting officers and such other officers as the Company shall deem appropriate.

        Section 5.9 Use of Proceeds. The Company will use the proceeds of the Loans only for general corporate purposes including the repayment of obligations outstanding under the Existing Agreement and the repayment of its commercial paper maturing from time to time.

        Section 5.10 Nature of Business. The Company will engage in, and will cause each Significant Subsidiary to engage in, substantially the same field of business as they are engaged in on the date hereof.

        Section 5.11 Compliance. The Company will comply, and will cause each of its Subsidiaries to comply, in all material respects with all statutes and governmental rules and regulations applicable to it including all such statutes and government rules and regulations relating to environmental pollution or to environmental regulation and control.

        Section 5.12 Year 2000 Compliance. The Company will promptly notify the Agent in the event the Company discovers or determines that any computer application (including those of its material suppliers and vendors) that is material to its or any of its Subsidiaries' business and operations will not be Year 2000 Compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or any such Subsidiary.

                                   ARTICLE VI

                               NEGATIVE COVENANTS

        So long as this Agreement shall remain in effect or the principal of or interest on any Note, any Commitment Fee or any other expense or amount payable hereunder shall be unpaid and until the Commitments of the Lenders shall expire or terminate, unless the Required Lenders shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Lender that:

        Section 6.1 Liens. The Company will not, and will not permit any of its Subsidiaries to, incur, create, assume or permit to exist any Lien on any of its property or assets, whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:

        (a) Liens in connection with the acquisition by the Company or such Subsidiary of property after the date hereof by way of purchase money, mortgage, conditional sale or other title retention agreement, capitalized lease or other deferred payment contract, and attaching only to the property being acquired, if the Indebtedness secured thereby does not exceed 80% (100% in the case of a capitalized lease) of the fair market value of such property at the time of acquisition thereof nor $100,000,000 in the aggregate for the Company and all Subsidiaries at any one time outstanding;

        (b)    Liens referred to in Section 3.17;

        (c) other Liens securing obligations of the Company and its Subsidiaries not to exceed $50,000,000 in the aggregate and attaching to property of the Company or such other Subsidiary whose aggregate fair market value does not exceed $50,000,000; and

        (d) extensions, renewals and replacements of liens referred to in paragraphs (a) through (c) of this Section 6.1; provided, that any such extension, renewal or replacement lien shall be limited to the property or assets covered by the Lien extended, renewed or replaced and that the obligations secured by any such extension, renewal or replacement lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed or replaced.

        Section 6.2 Merger, Purchase and Sale. The Company will not, and will not permit any of its Subsidiaries to:

        (a)    be a party to any merger or consolidation;

        (b) sell, transfer, convey, lease or otherwise dispose of all or any substantial part of its assets;

        (c) sell or assign, with or without recourse, any accounts receivable or chattel paper; or

        (d) purchase or otherwise acquire all or substantially all the assets of any Person.

Notwithstanding the foregoing:

        (u) the Company or any of its Subsidiaries may sell or transfer real property including improvements located thereon and thereafter the Company or any of its Subsidiaries may rent or lease such property in a sale or leaseback transaction so long as after giving effect to such sale and leaseback transaction the Company and its Subsidiaries no Default or Event of Default shall have occurred and be continuing;

        (v) any Subsidiary of the Company may merge into the Company or into or with any Wholly-Owned Subsidiary so long as the Company or such Wholly-Owned Subsidiary, as the case may be, shall be the surviving entity;

        (w) any Subsidiary of the Company may sell, transfer, convey, lease or assign all or a substantial part of its assets to the Company or any Wholly-Owned Subsidiary;

        (x) any Person may merge into the Company and the Company may acquire all or substantially all the assets of any Person;

        (y) the Company and any of its Subsidiaries may (A) sell inventory in the ordinary course of business and (B) sell, transfer, convey, lease or otherwise dispose of less than any substantial part of the assets of the Company and its Subsidiaries, taken as a whole; and

        (z) the Company may sell, transfer, dispose or otherwise be divested of all or any substantial part of its interest in Computer City or the assets of Computer City; provided, in each of the cases described in the preceding clauses
(u), (v), (w), (x), (y) and (z), that immediately thereafter and after giving effect thereto:

        (i) no Event of Default or Default shall have occurred and be continuing;

        (ii) the Company is a surviving entity, except as provided in clause
(v); and

        (iii) the surviving officers of the Company shall be substantially the same.

For purposes of this Section 6.2 only, a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Company and its Subsidiaries (other than pursuant to clauses (u), (w), (y)(A) and (z) of this Section 6.2) during the same fiscal year, exceeds 15% of the Company's consolidated total assets determined as of the end of the immediately preceding fiscal year. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.

        Section 6.3 Investments. The Company will not, and will not permit any of its respective Subsidiaries to, make or permit to exist any Investment in any Person, except for:

        (a) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale of goods and services in the ordinary course of business;

        (b) shares of stock, obligations or other securities received in settlement of claims arising in the ordinary course of business;

        (c) Investments in securities, maturing within two years and issued or fully guaranteed or insured by the United States of America or any agency thereof;

        (d) Investments in commercial paper, maturing in 270 days or less from the date of issuance, rated in the highest or second highest grade by a nationally recognized credit rating agency;

        (e) Investments in United States dollar denominated and eurodollar denominated time deposits, maturing within two years from the date of such Investment and issued by a bank or trust company having capital, surplus and undivided profits aggregating at least $500,000,000;

        (f) Investments outstanding on the date hereof in Subsidiaries by the Company and its Subsidiaries;

        (g)    other Investments outstanding on the date hereof and listed on
Exhibit 6.3;

        (h) Investments taken in respect of any sale or disposition of Computer City not to exceed $150,000,000 in aggregate principal amount;

        (i) other Investments of the Company and its Subsidiaries not exceeding 5% of Consolidated Tangible Net Worth at any time; and

        (j) endorsements of negotiable instruments for deposit or collection in the ordinary course of business.

        Section 6.4 Transactions with Affiliates. The Company will not enter into any transaction with any Affiliate except in the ordinary course of business and upon fair and reasonable terms no less favorable than the Company could obtain or could become entitled to in an arm's-length transaction with a person or entity which was not an Affiliate.

        Section 6.5 Other Agreements. The Company will not, and will not permit any of its Subsidiaries to, enter into any agreement containing any provision which would be violated or breached by the Company's performance of its obligations hereunder or under any instrument or document delivered or to be delivered by the Company hereunder or in connection herewith.

        Section 6.6 Fiscal Year; Accounting. The Company will not change its fiscal year or method of accounting (other than immaterial changes and methods and changes authorized by generally accepted accounting principles).

        Section 6.7 Credit Standards. The Company will not modify in any way the credit standards and procedures, the collection policies or the loss recognition procedures with respect to the creation or collection of Accounts if the modification would have a material adverse effect on the financial condition of the Company.

        Section 6.8 Pension Plans. The Company will not permit, and will not permit any of its Subsidiaries to permit, any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer such Plan, and not engage in, or permit to exist or occur, and will not permit any of its Subsidiaries to engage in, or permit to exist or occur, any other condition, event or transaction with respect to any Plan which could result in the incurrence by the Company or any such Subsidiary of any material liability, fine or penalty.

        Section 6.9 Senior Indebtedness to Tangible Net Worth Ratio. The Company will not permit the ratio of its Consolidated Senior Indebtedness to its Consolidated Tangible Net Worth to exceed (a) 1.0 to 1.0 at any time that the Company's rating for Index Debt is A- or higher by S&P or A3 or higher by Moody's and (b) 0.9 to 1.0 at any time that the Company's rating for Index Debt is below A- by S&P and below A3 by Moody's or there is no Index Debt Rating for the Company by Moody's and S&P. For purposes of the foregoing, if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the first day of the fiscal quarter immediately following the date on which such change is first announced by the rating agency making such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this Section 6.9 to reflect such changed rating system.

        Section 6.10 Guaranties. The Company will not, and will not permit any of its Subsidiaries to, become or be liable under any Guaranty except Guaranties
(a) which (x) in the case of Guaranties of Indebtedness for borrowed money, guarantee Indebtedness with a maximum principal amount, and (y) in all other cases are limited in amount to a stated maximum dollar exposure, (b) which are included in Indebtedness, and (c) which are:

        (i) Guaranties by the Company or a Wholly-owned Subsidiary of the Indebtedness of a Subsidiary of Company;

        (ii) Guaranties by a Subsidiary of the Company of Indebtedness of the Company;

        (iii) Guaranties by the Company of notes issued by the plan trustee to fund the Tandy Employee Stock Ownership Plan so long as the aggregate outstanding principal amount of all such notes does not at any time exceed $100,000,000;

        (iv) obligations of the Company in respect of leases of real property which the Company no longer operates, provided (A) the Company was the original lessee with respect to such leases and (B) the obligations of the Company in respect of such leases were permitted under Section 6.11 when incurred; or

        (v)    other   Guaranties  not  exceeding   $100,000,000   in  aggregate
               principal amount at any time outstanding.

        Section 6.11 Leases. The Company will not at any time enter into or permit to exist, and will not permit any of its Subsidiaries to enter into or permit to exist, any arrangements for the leasing by the Company or any of its Subsidiaries, as lessee, of any real or personal property (or any interest therein) under leases (other than capitalized leases); provided, however, the Company and its Subsidiaries may enter into and permit to exist such leases which require the payment by the Company and such Subsidiaries on a consolidated basis of minimum rental amounts in the aggregate in any one fiscal year not in excess of 30% of Consolidated Tangible Net Worth as of the end of the fiscal year preceding such time.


                                   ARTICLE VII

                                EVENTS OF DEFAULT

        Section 7.1 Events of Default. In case of the happening of any of the following events (herein called "Events of Default"):

        (a) any representation or warranty made or deemed made in or in connection with this Agreement, the Notes or the Borrowings hereunder or in any report, certificate, financial statement or other instrument furnished in connection with this Agreement or the execution and delivery of the Notes or the Borrowings hereunder shall prove to have been false or misleading in any material respect when made or deemed made;

        (b) default shall be made in the payment of any principal of, or any installment of principal of, any Note when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

        (c) default shall be made in the payment of any interest on any Note or any Commitment Fee or any other amount due under this Agreement, when and as the same shall become due and payable, and such default shall continue unremedied for a period of three days;

        (d) default shall be made in the due observance or performance of any covenant, condition or agreement contained in Sections 5.1, 5.5 or 5.6 or
Article VI;

        (e) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed pursuant to this Agreement and such default shall continue unremedied for 15 days;

        (f) the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary) shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, liquidation or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or such Subsidiary or for a substantial part of either the Company's or such Subsidiary's property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors,
(vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take any corporate or other action for the purpose of effecting any of the foregoing;

        (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary), or of a substantial part of the property or assets of the Company or such Subsidiary, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or such Subsidiary or for a substantial part of the property of the Company or such Subsidiary or (iii) the winding-up or liquidation of the Company or such Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 60 days;

        (h) default or defaults (other than defaults in the payment of principal or interest) shall be made with respect to any Indebtedness or Interest Hedge Agreements of the Company or any of its Subsidiaries (other than Insignificant Foreign Subsidiaries), if the total Indebtedness and obligations in respect of Interest Hedge Agreements in default exceeds in the aggregate for the Company and its Subsidiaries (other than Insignificant Foreign Subsidiaries) an amount equal to $50,000,000 and if the effect of such default or defaults shall be to accelerate, or to permit the holder or obligee of any Indebtedness or obligations in respect of Interest Hedge Agreements (or any trustee on behalf of such holder or obligee) to accelerate (with or without notice or lapse of time or both), the maturity of any Indebtedness or obligations in respect of Interest Hedge Agreements or require such Indebtedness or obligations in respect of Interest Hedge Agreements to be purchased, prepaid or redeemed; or any payment of principal or interest, regardless of amount, on any Indebtedness or obligations in respect of Interest Hedge Agreements of the Company or any of its Subsidiaries (other than Insignificant Foreign Subsidiaries) shall not be paid when due, whether at maturity, by acceleration or otherwise (after giving effect to any period of grace as specified in the instrument evidencing or governing such Indebtedness or obligations);

        (i)    a Change of Control shall occur;

        (j) a Reportable Event or Reportable Events shall have occurred with respect to any Plan or Plans that reasonably could be expected to result in liability of the Company or any of its Subsidiaries to the PBGC in an aggregate amount in excess of $1,000,000 and within 30 days after the reporting of such Reportable Event or Reportable Events to the Lenders, the Agent shall have notified the Company in writing that (i) it has determined that on the basis of such Reportable Event or Reportable Events there are reasonable grounds for termination of the Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan and (ii) as a result of such determination, an Event of Default exists hereunder; or the PBGC shall have instituted proceedings to terminate any Plan or Plans, or a trustee shall have been appointed by a United States District Court to administer any Plan or Plans, with vested unfunded liabilities aggregating in excess of $1,000,000; or

        (k) there shall be entered against the Company or any of its Subsidiaries one or more judgments or decrees in excess of $50,000,000 in the aggregate at any one time outstanding for the Company and all such Subsidiaries and all such judgments or decrees in the amount of such excess shall not have been vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof, excluding those judgments or decrees for and to the extent which the Company or any such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing or for and to the extent which the Company or any such Subsidiary is otherwise indemnified if the terms of such indemnification are satisfactory to the Required Lenders; then, and in any such event (other than an event with respect to the Company described in paragraph
(f) or (g) above), and at any time thereafter during the continuance of such event, the Agent may, and at the request of the Required Lenders shall, by written or telegraphic notice to the Company, take either or both of the following actions at the same or different times: (i) terminate forthwith the Commitments of the Lenders hereunder (if not theretofore terminated) and (ii) declare the Notes then outstanding to be forthwith due and payable, whereupon the principal of the Notes, together with accrued interest thereon and any unpaid accrued Commitment Fees and all other liabilities of the Company accrued hereunder, shall become forthwith due and payable both as to principal and interest, without presentment, demand, protest, notice of protest, notice of intent to accelerate, notice of acceleration or any other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding; and in any event with respect to the Company described in paragraph (f) or (g) above, the Commitments of the Lenders shall automatically terminate (if not theretofore terminated) and the Notes shall automatically become due and payable, both as to principal and interest, without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding.


                                  ARTICLE VIII

                                    THE AGENT

        Section 8.1 Authorization and Action. In order to expedite the various transactions contemplated by this Agreement, each Lender hereby irrevocably appoints and authorizes NationsBank to act as Agent on its behalf. Each of the Lenders, and each subsequent holder of any Note by its acceptance thereof, hereby irrevocably authorizes and directs the Agent to take such action on behalf of such Lender or holder under the terms and provisions of this Agreement and to exercise such powers hereunder as are specifically delegated to or required of the Agent by the terms and provisions hereof, together with such powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through its agents and employees. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement or any other Loan Document a fiduciary relationship in respect of any Lender; and nothing in this Agreement or any other Loan Document, expressed or implied, is intended to, or shall be so construed as to, impose upon the Agent any obligations in respect of this Agreement or any other Loan Document except as expressly set forth herein or therein. The Agent is hereby expressly authorized on behalf of the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received; (b) to give notice within a reasonable time on behalf of each of the Lenders to the Company of any Default or Event of Default specified in this Agreement of which the Agent has actual knowledge as provided in Section 8.7; (c) to distribute to each Lender copies of all notices, agreements, and other material as provided for in this Agreement as received by the Agent; and (d) to distribute to the Company any and all requests, demands and approvals received by the Agent or from the Lenders. As to any matters not expressly provided for by this Agreement, the Notes or the other Loan Documents (including enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes and the Loans; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law.

        Section 8.2   Agent's Reliance, Etc.

        (a) Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes or any of the other Loan Documents (i) with the consent or at the request of the Required Lenders or
(ii) in the absence of its or their own gross negligence or willful misconduct (it being the express intention of the parties hereto that the Agent and its directors, officers, agents and employees shall have no liability for actions and omissions under this Section 8.2 resulting from their sole ordinary or contributory negligence).

        (b) Without  limitation of the generality of the  foregoing,  the Agent:
(i) may treat the payee of each Note and the obligations of the Company hereunder as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (ii) may consult with legal counsel (including counsel for the Company), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations made in or in connection with this Agreement, any Note or any other Loan Document; (iv) except as otherwise expressly provided herein, shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement, any Note or any other Loan Document or to inspect the property (including the books and records) of the Company; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, collectibility, genuineness, sufficiency or value of this Agreement, any Note, any other Loan Document or any other instrument or document furnished pursuant hereto or thereto; (vi) shall not be responsible to any Lender for the perfection or priority of any Lien securing the Loans; and (vii) shall incur no liability under or in respect of this Agreement, any Note or any other Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telegram, telecopier, cable or telex) reasonably believed by it to be genuine and signed or sent by the proper party or parties.

        Section 8.3 Agent and Affiliates; NationsBank and Affiliates. Without limiting the right of any other Lender to engage in any business transactions with the Company or any of its Affiliates, with respect to their Commitments, the Loans, if any, made by them and the Notes, if any, issued to them, NationsBank shall have the same rights and powers under this Agreement, any Note or any of the other Loan Documents as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include NationsBank, in its individual capacity. NationsBank and its Affiliates may be engaged in, or may hereafter engage in, one or more loan, letter of credit, leasing or other financing activities not the subject of the Loan Documents (collectively, the "Other NationsBank Financings") with the Company or any of its Affiliates, or may act as trustee on behalf of, or depositary for, or otherwise engage in other business transactions with the Company or any of its Affiliates (all Other NationsBank Financings and other such business transactions being collectively, the "Other NationsBank Activities") with no responsibility to account therefor to the Lenders. Without limiting the rights and remedies of the Lenders specifically set forth in the Loan Documents, no other Lender shall have any interest in (a) any Other NationsBank Activities, (b) any present or future guarantee by or for the account of the Company not contemplated or included in the Loan Documents, (c) any present or future offset exercised by the Agent in respect of any such Other NationsBank Activities, (d) any present or future property taken as security for any such Other NationsBank Activities or (e) any property now or hereafter in the possession or control of the Agent which may be or become security for the obligations of the Company under the Loan Documents by reason of the general description of indebtedness secured, or of property contained in any other agreements, documents or instruments related to such Other NationsBank Activities; provided, however, that if any payment in respect of such guarantees or such property or the proceeds thereof shall be applied to reduction of the obligations evidenced hereunder and by the Notes, then each Lender shall be entitled to share in such application according to its pro rata portion of such obligations.

        Section 8.4   Agent's Indemnity.

        (a) The Agent shall not be required to take any action hereunder or to prosecute or defend any suit in respect of this Agreement, the Notes or any other Loan Document unless indemnified to the Agent's satisfaction by the Lenders against loss, cost, liability and expense. If any indemnity furnished to the Agent shall become impaired, it may call for additional indemnity and cease to do the acts indemnified against until such additional indemnity is given. IN ADDITION, THE LENDERS AGREE TO INDEMNIFY THE AGENT (TO THE EXTENT NOT REIMBURSED BY THE COMPANY), RATABLY ACCORDING TO THE RESPECTIVE AGGREGATE PRINCIPAL AMOUNTS OF THE NOTES THEN HELD BY EACH OF THEM (OR IF NO NOTES ARE AT THE TIME OUTSTANDING, RATABLY ACCORDING TO THE RESPECTIVE AMOUNTS OF THEIR COMMITMENTS, OR IF NO COMMITMENTS ARE OUTSTANDING, THE RESPECTIVE AMOUNTS OF THE COMMITMENTS IMMEDIATELY PRIOR TO THE TIME THE COMMITMENTS CEASED TO BE OUTSTANDING), FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER WHICH MAY BE IMPOSED ON, INCURRED BY, OR ASSERTED AGAINST THE AGENT IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY ACTION
TAKEN OR OMITTED TO BE TAKEN BY THE AGENT UNDER THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS (INCLUDING ANY ACTION TAKEN OR OMITTED UNDER ARTICLE II OF THIS AGREEMENT). WITHOUT LIMITATION OF THE FOREGOING, EACH LENDER AGREES TO REIMBURSE THE AGENT PROMPTLY UPON DEMAND FOR ITS RATABLE SHARE OF ANY OUT-OF-POCKET EXPENSES (INCLUDING REASONABLE COUNSEL FEES) INCURRED BY THE AGENT IN CONNECTION WITH THE PREPARATION, EXECUTION, ADMINISTRATION, OR ENFORCEMENT OF, OR LEGAL ADVICE IN RESPECT OF RIGHTS OR RESPONSIBILITIES UNDER, THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS TO THE EXTENT THAT THE AGENT IS NOT REIMBURSED FOR SUCH EXPENSES BY THE COMPANY. THE PROVISIONS OF THIS
SECTION 8.4 SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT, THE PAYMENT OF THE LOANS AND/OR THE ASSIGNMENT OF ANY OF THE NOTES.

        (b) NOTWITHSTANDING THE FOREGOING,  NO LENDER SHALL BE LIABLE UNDER THIS
SECTION 8.4 TO THE AGENT FOR ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS DUE TO THE AGENT RESULTING FROM THE AGENT'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. EACH LENDER AGREES, HOWEVER, THAT IT EXPRESSLY INTENDS, UNDER THIS SECTION 8.4, TO INDEMNIFY THE AGENT RATABLY AS AFORESAID FOR ALL SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS ARISING OUT OF OR RESULTING FROM THE AGENT'S SOLE ORDINARY OR CONTRIBUTORY NEGLIGENCE TO THE EXTENT THAT SUCH CONTRIBUTORY NEGLIGENCE DOES NOT CONSTITUTE GROSS NEGLIGENCE.

        Section 8.5 Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 3.5 and Section 5.5 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, the other Loan Documents, any related agreement or any document furnished hereunder.

        Section 8.6 Successor Agent. Subject to the appointment and acceptance of a successor Agent as provided herein, the Agent may resign at any time by giving written notice thereof to the Lenders and the Company. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Agent, subject to the approval of the Company, which approval shall not be unreasonably withheld (provided that if an Event of Default shall have occurred and be continuing, no consent of the Company shall be required). If no successor Agent shall have been so appointed by the Required Lenders, approved by the Company and shall have accepted such appointment, all within 30 calendar days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States or of any state thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder and under the Notes by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement and the Notes. After any retiring Agent's resignation as the Agent hereunder and under the Notes, the provisions of this Article VIII and Section 9.4 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement and the Notes. No resignation of the Agent shall be effective until the appointment and acceptance of a successor Agent as provided herein.

        Section 8.7 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Agent shall have received notice from a Lender or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default" or "notice of event of default", as applicable. If the Agent receives such a notice, the Agent shall give notice thereof to the Lenders and, if such notice is received from a Lender, the Agent shall give notice thereof to the other Lenders and the Company. The Agent shall be entitled to take action or refrain from taking action with respect to such Default or Event of Default as provided in Section
8.1 and Section 8.2.


                                   ARTICLE IX

                                  MISCELLANEOUS

        Section 9.1 Notices, Etc. The Agent, any Lender or the holder of any of the Notes or Loans, giving consent or notice or making any request of the Company provided for hereunder, shall notify each Lender and the Agent thereof. In the event that the holder of any Note (including any Lender) shall transfer such Note, it shall promptly so advise the Agent which shall be entitled to assume conclusively that no transfer of any Note has been made by any holder (including any Lender) unless and until the Agent receives written notice to the contrary. All notices, consents, requests, approvals, demands and other communications (collectively, "Communications") provided for herein shall be in writing (including telecopy Communications) and mailed, telecopied or delivered:

        (a)    if to the Company, at

               100 Throckmorton Street, Suite 1800
               Fort Worth, Texas 76102
               Attention:    Mr. Loren K. Jensen, Vice President and Treasurer
               Telecopy No.  (817) 415-2638;

        (b)    if to the Agent, at

               901 Main Street, 67th Floor
               Dallas, Texas 75202
               Attention:    Ms. Kimberley A. Knop
               Telecopy No.  (214) 508-0980

               with a copy to:

               901 Main Street, 14th Floor
               Dallas, Texas 75202
               Attention:    Ms. Traci Vinson
               Telecopy No.  (214) 508-2515

        (c) if to any Lender, as specified on the signature page for such Lender hereto or, in the case of any Person who becomes a Lender after the date hereof, as specified on the Assignment and Acceptance executed by such Person or in the Administrative Questionnaire delivered by such Person or, in the case of any party hereto, such other address or telecopy number as such party may hereafter specify for such purpose by notice to the other parties.

        All Communications shall, when mailed, telecopied or delivered, be effective when mailed by certified mail, return receipt requested to any party at its address specified above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto), or telecopied to any party to the telecopy number set forth above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other telecopy number designated by such party in a Communication to the other parties hereto), or delivered personally to any party at its address specified above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto); provided, however, Communications to the Agent pursuant to
Article II or Article VII shall not be effective until received by the Agent.

        Section 9.2 Survival of Agreement. All covenants, agreements, representations and warranties made by the Company herein and in the other Loan Documents and in the certificates or other instruments prepared or delivered in connection with this Agreement shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans and the execution and delivery to the Lenders of the Notes evidencing such Loans and shall continue in full force and effect as long as the principal of or any accrued interest on any Note or any Commitment Fee or any other fee or amount payable under the Notes or this Agreement is outstanding and unpaid and so long as the Commitments have not been terminated.

        Section 9.3   Successors and Assigns; Participations.

        (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Company, the Agent or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. The Company may not assign or transfer any of its rights or obligations hereunder without the prior written consent of all the Lenders.

        (b) Each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including a portion of its Commitment and the same portion of the Loans at the time owing to it and the Notes held by it); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, the Company and the Agent must give their prior written consent by countersigning the Assignment and Acceptance (which consent shall not be unreasonably withheld), provided that upon the occurrence and during the continuance of an Event of Default, the consent of the Company shall not be required, (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations to this Agreement, (iii) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall (A) be equal to the entire amount of the Commitment of the assigning Lender or (B) if not equal to the entire amount of the Commitment of the assigning Lender, in no event be less than $10,000,000 and shall be in an amount which is an integral multiple of $1,000,000;provided, however, for purposes of this Section 9.3(b)(iii)(B), that the retained Commitment of the assigning Lender may not be less than $10,000,000, (iv) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance substantially in the form of Exhibit 9.3 hereto (an "Assignment and Acceptance"), together with any Notes subject to such assignment and a processing and recordation fee of $3,500 payable by the Lender's assignor thereunder, and (v) the assignee shall deliver to the Agent an Administrative Questionnaire. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof unless otherwise agreed to by the assigning Lender, the Eligible Assignee thereunder and the Agent, (x) the assignee thereunder shall be a party hereto and under the other Loan Documents and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the other Loan Documents and (y) the Lender thereunder shall, to the extent provided in such assignment, be released from its obligations under this Agreement.

        (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or any of its Subsidiaries or the performance or observance by the Company or any of its Subsidiaries of any of their respective obligations under this Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 3.5 and Section 5.5 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Lender's assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

        (d) The Agent shall maintain at its address referred to in Section 9.1 a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Commitments of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of demonstrable error, and the Company and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Lender at any reasonable time and from time to time upon reasonable prior notice.

        (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Eligible Assignee together with the Notes subject to such assignment, the processing and recordation fee referred to in paragraph (b) above and, if required, the Company's written consent to such assignment, the Agent shall (subject to the consent of the Company to such assignment, if required), if such Assignment and Acceptance has been completed and is in the form of Exhibit 9.3, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Company and the Lenders. Within five Business Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered Notes new Notes to the order of such
Eligible Assignee in an amount equal to the assigning Lender's Commitment assumed by it pursuant to such Assignment and Acceptance, and new Notes to the order of the assigning Lender in an amount equal to the portion of its Commitment retained by the assigning Lender hereunder. Such new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit 2.4 hereto, as applicable. Each cancelled Note shall be returned to the Company.

        (f) Each Lender may without the consent of the Company or the Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it and the Note held by it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the cost protection provisions contained in Sections 2.12 through 2.14 to the same extent that the Lender from which such participating bank or other entity acquired its participation would be entitled to the benefit of such cost protection provisions and (iv) the Company, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this
Agreement, and such Lender shall retain the sole right to enforce the obligations of the Company relating to the Loans and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers with respect to any fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, or the dates fixed for payments of principal of or interest on the Loans).

        (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.3, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Company furnished to such Lender by or on behalf of the Company; provided that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any confidential information relating to the Company received from such Lender.

        (h) Anything in this Section 9.3 to the contrary notwithstanding, any Lender may at any time, without the consent of the Company or the Agent, assign and pledge all or any portion of its Commitment and the Loans owing to it to any Federal Reserve Bank (and its transferees) as collateral security pursuant to Regulation A of the Board and any Operating Circular issued by such Federal Reserve Bank. No such assignment shall release the assigning Lender from its obligations hereunder.

        (i) All  transfers  of any  interest in any Note  hereunder  shall be in compliance with all federal and state securities laws, if applicable. Notwithstanding the foregoing sentence, however, the parties to this Agreement do not intend that any transfer under this Section 9.3 be construed as a "purchase" or "sale" of a "security" within the meaning of any applicable federal or state securities laws.

        Section 9.4   Expenses of the Lenders; Indemnity.

        (a) The Company agrees to pay all reasonable out-of-pocket expenses reasonably incurred by the Agent in connection with the preparation of this Agreement, the Notes and the other Loan Documents or with any amendments, modifications or waivers of the provisions hereof (whether or not the transactions hereby contemplated shall be consummated) or reasonably incurred by the Agent or any Lender in connection with the enforcement or protection of their rights in connection with this Agreement or with the Loans made or the Notes issued hereunder, including the reasonable fees and disbursements of Donohoe, Jameson & Carroll, P.C., special counsel for the Agent, and, in connection with such enforcement or protection, the reasonable fees and disbursements of other counsel for any Lender, including allocated staff counsel costs for any Lender that elects to use the services of staff counsel in lieu of outside counsel. The Company agrees to indemnify the Lenders from and hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or any of the Notes or other Loan Documents.

        (b) THE COMPANY AGREES TO INDEMNIFY THE AGENT AND THE LENDERS AND THEIR DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS (EACH SUCH PERSON BEING CALLED AN "INDEMNITEE") AGAINST, AND TO HOLD THE LENDERS AND SUCH OTHER INDEMNITEE HARMLESS FROM, ANY AND ALL LOSSES, CLAIMS, DAMAGES, LIABILITIES AND RELATED EXPENSES, INCLUDING REASONABLE COUNSEL FEES AND EXPENSES, INCURRED BY OR ASSERTED AGAINST ANY INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF (i) THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND THE OTHER DOCUMENTS CONTEMPLATED HEREBY, THE PERFORMANCE BY THE PARTIES HERETO AND THERETO OF THEIR RESPECTIVE OBLIGATIONS HEREUNDER AND THEREUNDER (INCLUDING THE MAKING OF THE COMMITMENT OF EACH LENDER) AND CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY, (ii) THE USE OF PROCEEDS OF THE LOANS OR (iii) ANY CLAIM, LITIGATION, INVESTIGATION OR PROCEEDING RELATING TO ANY OF THE FOREGOING, WHETHER OR NOT ANY INDEMNITEE IS A PARTY THERETO; PROVIDED THAT SUCH INDEMNITY SHALL NOT, AS TO ANY LENDER, APPLY TO ANY (i) SUCH LOSSES, CLAIMS, DAMAGES, LIABILITIES OR RELATED EXPENSES THAT ARE DETERMINED BY A COURT OF COMPETENT JURISDICTION BY FINAL AND NONAPPEALABLE JUDGMENT TO HAVE RESULTED FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE, (ii) MATTERS RAISED BY A PARTICIPANT AGAINST ANY INDEMNITEE OR (iii) MATTERS RAISED BY ONE INDEMNITEE AGAINST ANOTHER INDEMNITEE. THE COMPANY AGREES, HOWEVER, THAT IT EXPRESSLY INTENDS TO INDEMNIFY EACH INDEMNITEE FROM AND HOLD EACH OF THEM HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES OR EXPENSES ARISING OUT OF THE ORDINARY SOLE OR CONTRIBUTORY NEGLIGENCE OF SUCH INDEMNITEE, BUT NOT THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE.

        (c) The provisions of this Section 9.4 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any Note, or any investigation made by or on behalf of any Lender. All amounts due under this Section 9.4 shall be payable on written demand therefor.

        Section 9.5 Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or any branch Subsidiary or Affiliate of such Lender to or for the credit or the account of the Company against any of and all the obligations of the Company now or hereafter existing under this Agreement and the Note held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Company after any such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section 9.5 are in addition to other rights and remedies (including other rights of setoff) which such Lender may have under applicable law.

        Section 9.6 Governing Law. This Agreement, the Notes, the other Loan Documents and all other documents executed in connection herewith, shall be deemed to be contracts and agreements executed by the Company, the Agent and the Lenders under the laws of the State of Texas and of the United States of America and for all purposes shall be governed by, and construed and interpreted in accordance with, the laws of said state (without regard to principles of conflicts of law) and of the United States of America. Without limitation of the foregoing, nothing in this Agreement, the Notes or the other Loan Documents shall be deemed to constitute a waiver of any rights which any Lender may have under applicable federal legislation relating to the amount of interest which such Lender may contract for, take, receive, or charge in respect of any Loans, including any right to take, receive, reserve and charge interest at the rate allowed by the law of the state where such Lender is located. The Agent, the Lenders and the Company further agree that insofar as the laws of the State of Texas are at any time applicable to the determination of the Highest Lawful Rate with respect to the Notes, the applicable rate ceiling shall be (a) the weekly rate ceiling computed in accordance with Article 5069-ID.003, Title 79, Revised Civil Statutes of Texas, 1925, as amended, or (b) if the parties subsequently contract as allowed by law, the quarterly ceiling or the annualized ceiling computed pursuant to Article 5069-ID.008, Title 79, Revised Civil Statutes of Texas, 1925, as amended; provided, however, that at any time the weekly rate ceiling, the quarterly ceiling or the annualized ceiling shall be less than 18% per annum or more than 24% per annum, the provisions of Article 5069-ID.009, Title 79, Revised Civil Statutes of Texas, 1925, as amended, shall control.

        Section 9.7   Waivers; Amendments.

        (a) No failure or delay of any Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent and the Lenders hereunder are cumulative and not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement, the Notes or the other Loan Documents or consent to any departure by the Company therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances. Each holder of any Note shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

        (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Company and the Required Lenders; provided, however, that no such agreement shall (i) change the principal amount of, or extend or advance the maturity of or any date for the payment of any principal of or interest on, any Loan, or waive or excuse any such payment or any part thereof, or reduce the rate of interest on any Loan, without the written consent of each Lender affected thereby, (ii) change the Commitment of any Lender without the written consent of such Lender, or reduce the Commitment Fees of any Lender without the written consent of each Lender or (iii) amend or modify the provisions of this
Section 9.7, Section 2.7, Sections 2.10 through 2.15, Section 2.17, Section 2.18, Section 9.3 or the definition of the "Required Lenders," without the written consent of each Lender; and provided further that no such agreement shall amend, modify, waive or otherwise affect the rights or duties of the Agent hereunder without the written consent of the Agent. Each Lender and each holder of any Note shall be bound by any modification or amendment authorized by this
Section 9.7 regardless of whether its Note shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this
Section 9.7 shall bind any Person subsequently acquiring a Note from it, whether or not such Note shall be so marked.

        Section 9.8 Interest. Each provision in this Agreement and each other Loan Document is expressly limited so that in no event whatsoever shall the amount paid, or otherwise agreed to be paid, to the Agent or any Lender for the use, forbearance or detention of the money to be loaned under this Agreement or any Loan Document or otherwise (including any sums paid as required by any covenant or obligation contained herein or in any other Loan Document which is for the use, forbearance or detention of such money), exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate, and all amounts owed under this Agreement and each other Loan Document shall be held to be subject to reduction to the effect that such amounts so paid or agreed to be paid which are for the use, forbearance or detention of money under this Agreement or such Loan Document shall in no event exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate. Anything in this Agreement or any Note or any other Loan Document to the contrary notwithstanding, the Company shall never be required to pay unearned interest on any Note and shall never be required to pay interest on such Note at a rate in excess of the Highest Lawful Rate, and if the effective rate of interest which would otherwise be payable under this Agreement, such Note and the other Loan Documents would exceed the Highest Lawful Rate, or if the holder of such Note shall receive any unearned interest or shall receive monies that are deemed to constitute interest which would increase the effective rate of interest payable by the Company under this Agreement and such Note to a rate in excess of the Highest Lawful Rate, then (a) the amount of interest which would otherwise be payable by the Company under this Agreement and such Note shall be reduced to the amount allowed under applicable law, and (b) any unearned interest paid by the Company or any interest paid by the Company in excess of the Highest Lawful Rate shall be credited on the principal of such Note (or, if the principal amount of such Note shall have been paid in full, refunded to the Company). It is further agreed that, without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received by any Lender under the Notes held by it, or under this Agreement, are made for the purpose of determining whether such rate exceeds the Highest Lawful Rate applicable to such Lender (such Highest Lawful Rate being such Lender's "Maximum Permissible Rate"), and shall be made, to the extent permitted by usury laws applicable to such Lender (now or hereafter enacted), by amortizing, prorating and spreading in equal parts during the period of the full stated term of the Loans evidenced by said Notes all interest at any time contracted for, charged or received by such Lender in connection therewith. If at any time and from time to time (i) the amount of interest payable to any Lender on any date shall be computed at such Lender's Maximum Permissible Rate pursuant to this Section 9.8 and (ii) in respect of any subsequent interest computation period the amount of interest otherwise payable to such Lender would be less than the amount of interest payable to such Lender computed at such Lender's Maximum Permissible Rate, then the amount of interest payable to such Lender in respect of such subsequent interest computation period shall continue to be computed at such Lender's Maximum Permissible Rate until the total amount of interest payable to such Lender shall equal the total amount of interest which would have been payable to such Lender if the total amount of interest had been computed without giving effect to this Section 9.8.

        Section 9.9 Severability. In the event any one or more of the provisions contained in this Agreement, the Notes or any other Loan Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

        Section 9.10 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.11.

        Section 9.11 Binding Effect. This Agreement shall become effective on the Execution Date, and thereafter shall be binding upon and inure to the benefit of the Company, the Agent and each Lender and their respective successors and assigns, except that the Company shall not have the right to assign its rights hereunder or any interest herein except as provided in Section 9.3(a).

        Section 9.12 No Duties of Syndication Agent, Documentation Agent or Co-Agents. The Company and the Lenders acknowledge that the Syndication Agent, the Documentation Agent and the Co-Agents shall have no duties, responsibilities or liabilities in their respective capacities as Syndication Agent, Documentation Agent and Co-Agents.

        SECTION 9.13 WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVE, TO THE MAXIMUM EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATED TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO EACH LENDER ENTERING INTO THIS AGREEMENT.

        SECTION 9.14 FINAL AGREEMENT OF THE PARTIES. THIS WRITTEN AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULES HERETO), THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations or liabilities under or by reason of this Agreement.


================================================================================

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
================================================================================

        IN WITNESS HEREOF, the Company, the Lenders listed on the signature pages hereto and the Agent have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                            TANDY CORPORATION



                                            By: _____________________________
                                                   Loren K. Jensen
                                                   Treasurer







                                     NATIONSBANK, N.A., as Agent and as a Lender
Commitment: $20,000,000


                                            By: _____________________________
                                                   Name:
                                                   Title:







                            CITIBANK, N.A., as Syndication Agent and as a Lender
Commitment: $20,000,000


                                            By: _____________________________
                                                   Name:
                                                   Title:







                    BANK  OF  AMERICA  NATIONAL  TRUST  &  SAVINGS  ASSOCIATION,
                                         as Documentation Agent and as a Lender
Commitment: $20,000,000


                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________



                                           By: _____________________________
                                                Name:________________________
                                                Title:_______________________







                                   BANKBOSTON, N.A., as Co-Agent and as a Lender
Commitment: $13,400,000


                                            By: _____________________________
                                                   Bethann R. Halligan
                                                   Division Executive







                               THE BANK OF NEW YORK, as Co-Agent and as a Lender
Commitment: $13,400,000


                                            By: _____________________________
                                                   Charlotte Sohn
                                                   Vice President







                          FIRST UNION NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $13,400,000


                                           By: _____________________________
                                                   Randy Southern
                                                   Vice President







                                FLEET NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $13,400,000


                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________







                                            CREDIT LYONNAIS NEW YORK BRANCH
Commitment: $7,200,000


                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________







                                            BANK ONE, TEXAS, N.A.
Commitment: $7,200,000


                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________






                                            SUNTRUST BANK, ATLANTA
Commitment: $7,200,000


                                            By: _____________________________
                                                   Todd C. Davis
                                                   Assistant Vice President



                                           By: _____________________________
                                                Name:________________________
                                                Title:_______________________







                                            HIBERNIA NATIONAL BANK
Commitment: $7,200,000


                                            By: _____________________________
                                                   Troy J. Villafarra
                                                   Senior Vice President







                                            PNC BANK, N.A.
Commitment: $7,200,000


                                            By: _____________________________
                                                   Name:
                                                   Title:







                                          BANK OF TOKYO-MITSUBISHI TRUST COMPANY
Commitment: $7,200,000


                                            By: _____________________________
                                                   Mark R. Marron
                                                   Vice President







                                            KEYBANK NATIONAL ASSOCIATION
Commitment: $7,200,000


                                           By: _____________________________
                                                   Frank J. Jancar
                                                   Vice President







                                            FIFTH THIRD BANK
Commitment: $7,200,000


                                           By: _____________________________
                                                   Anne Koch
                                                   National Accounts Officer







                                            FIRST HAWAIIAN BANK
Commitment: $7,200,000


                                            By: _____________________________
                                                   Charles L. Jenkins
                                                   Vice President/Manager






                                            WELLS FARGO BANK, N.A.
Commitment: $7,200,000


                                           By: _____________________________
                                                Name:________________________
                                                Title:_______________________



                                           By: _____________________________
                                                Name:________________________
                                                Title:_______________________






                                            THE FIRST NATIONAL BANK OF CHICAGO
Commitment: $7,200,000


                                          By: _____________________________
                                                Name:________________________
                                                Title:_______________________






                                            NATIONAL CITY BANK
Commitment: $7,200,000


                                           By: _____________________________
                                                Name:________________________
                                                Title:_______________________

                                TANDY CORPORATION

                              OFFICERS CERTIFICATE


        The undersigned,  ________________________,  __________________________,
and, _________________________, [Assistant] Secretary, of Tandy Corporation, a Delaware corporation (the Company ), DO HEREBY CERTIFY, in connection with the execution of the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (the Credit Agreement, terms defined therein being used herein as therein defined) among the Company, the Lenders parties thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York, First Union National Bank, and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent, that:

        1. Attached hereto as Exhibit A is a correct copy of the Restated Articles of Incorporation of the Company together with all amendments thereto.

        2. Attached hereto as Exhibit B is a correct copy of the Bylaws of the Company together with all amendments thereto.

        3. Attached hereto as Exhibit C is a correct copy of resolutions duly adopted by the Board of Directors of the Company at a meeting thereof duly called and held on _________, 1998, at which meeting a quorum was present and acting throughout. Such resolutions have not been amended, modified or revoked and are in full force and effect on the date hereof.

        4. The persons named below are duly elected officers of the Company, now hold the offices set forth opposite their respective names, and have held such offices since or prior to, 1998; and the signature opposite the name and title of each of them is his or her correct signature:


           Name                   Office                   Signature




        5. There exists on the date hereof no Default or Event of Default with respect to the Company.

        6. The representations and warranties contained in the Loan Documents are true on and as of the date hereof (except to the extent that such
representations   and  warranties   have  been  affected  by  the   transactions
contemplated by the Credit Agreement) with the same effect as though such representations and warranties had been made on and as of the date hereof.

       IN WITNESS WHEREOF, the undersigned have signed this certificate this day _________ of June, 1998.



                                            _______________________________
                                            Name:__________________________
                                            Title:_________________________



                                            _______________________________
                                            Name:__________________________
                                            Title: [Assistant] Secretary

                                   EXHIBIT 2.5

                                  FORM OF NOTE

                                                       Dated: ________, 19___


        FOR VALUE RECEIVED, the undersigned, TANDY CORPORATION, a Delaware corporation (the "Company") HEREBY PROMISES TO PAY to the order of


(the "Lender") on or before the Maturity Date the lesser of (a) the amount of the Lender's Commitment and (b) the aggregate amount of the Loans made by the Lender to the Company and outstanding on the Maturity Date. The principal amount of each Loan made by the Lender to the Company pursuant to the Credit Agreement (as hereinafter defined) shall be due and payable on the dates and in the amounts as are specified in the Credit Agreement.

        The Company promises to pay interest on the unpaid principal amount of each Loan from the date of such Loan until such principal amount is paid in full, at such interest rates, and payable at such dates and times as are specified in the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement"; the terms defined therein and not otherwise defined herein being used herein as therein defined), among the Company, the Lender and certain other lenders that are parties thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation
Agent, BankBoston, N.A., The Bank of New York, First Union National Bank, and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent.

        The amount and Type of each Loan made by the Lender to the Company, the borrowing date and the maturity thereof, the rate of interest applicable thereto and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not affect the obligations of the Company under this Note.

        Both principal and interest are payable in same day funds in lawful money of the United States of America to the Agent at 901 Main Street, Dallas, Texas, or at such other place as the Agent shall designate in writing to the Company. The amount of each Loan made by the Lender to the Company and the borrowing date, the rate of interest applicable thereto and all payments made on account of principal and interest hereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Note; provided, however, that the failure of the Lender to make such notation or any error therein shall not in any manner affect the obligation of the Company to repay such Loan in accordance with the terms of this Note and the Credit Agreement.

        This Note may be held by the Lender for the account of its Domestic Lending Office or its Eurodollar Lending Office and may be transferred from one to the other from time to time as the Lender may determine.

        This Note is one of the Notes referred to in, and is entitled to the benefits of, the Credit Agreement and the other Loan Documents. The Credit Agreement, among other things, (a) provides for the making of the Loans by the Lender to the Company from time to time, the indebtedness of the Company resulting from each such Loan being evidenced by this Note and (b) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified, and to the effect that no provision of the Credit Agreement, this Note or any other Loan Document shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate.

        The Company and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default or interest to accelerate, protest and notice of protest and diligence in collecting  and  bringing  of suit  against any party  hereto,  and agree to all renewals, extensions or partial payments hereon and to any release or substitution of security herefor, in whole or in part, with or without notice, before or after maturity.

        This Revolving Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Texas and any applicable federal laws of the United States of America.

                                                   TANDY CORPORATION



                                               By: _____________________________
                                                   Name:________________________
                                                   Title:_______________________

                                   EXHIBIT 4.1

                   [FORM OF OPINION OF COUNSEL TO THE COMPANY]

                                  June 25, 1998


The Lenders and the Agent
Referred to Below
c/o NationsBank, N.A., as Agent
901 Main Street
Dallas, Texas 75202

Gentlemen:

        I have acted as counsel for Tandy Corporation (the "Company") in connection with the execution and delivery of that certain Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (the "Credit Agreement") among the Company, the financial institutions therein referred to (the "Lenders"), Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York,
First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., individually as a Lender and as Agent for the other Lenders. The terms defined in the Credit Agreement are used herein as therein defined. Unless otherwise defined herein, capitalized terms used herein shall have the meanings assigned to such terms in the Credit Agreement.

        In so acting, I have examined original or photostatic or certified copies of such records of the Company, certificates or letters of officers of the Company, certificates of public officials and such other documents and instruments as I have deemed relevant and necessary as a basis for the opinions hereinafter set forth. In such examination, I have assumed the genuineness and the authenticity of all documents submitted to us as originals and the conformity to original documents of documents submitted to us as certified or photostatic copies and the authenticity of the originals of such latter documents. As to questions of fact material to such opinions which have not been independently established, I have relied upon letters or certificates of or communications with the officers or representatives of the Company and I have assumed the accuracy and correctness of all statements of fact contained therein, including the accuracy and correctness of the factual representations and warranties of the Company set forth in the Credit Agreement and the documents and instruments delivered to you pursuant to or in connection therewith.

        Upon the basis of the foregoing, I am of the opinion that:

        1. The Company and each Significant Subsidiary of the Company is duly organized, validly existing and in good standing under the laws of the state of their respective incorporation, and each is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not have a material adverse effect on the condition, financial or otherwise, of the Company or such Significant Subsidiary, as the case may be. The Company has the requisite power and authority to own its property and assets and to carry on its business as now conducted and to execute and deliver, and perform its obligations under the Credit Agreement, to borrow thereunder, to execute and deliver the Notes.

        2. The execution, delivery and performance of the Credit Agreement, the Notes and the borrowings thereunder (a) have been duly authorized by all requisite corporate and, if required, shareholder action of the Company and (b) will not (i) violate (A) any provision of law, statute, rule or regulation or the certificates of incorporation or the bylaws of the Company, (B) to the best of my knowledge after due inquiry, any order of any court or any rule, regulation or order of any other agency of government binding upon the Company or (C) to the best of my knowledge after due inquiry, any provisions of any indenture, agreement or other instrument to which the Company or any of their respective properties or assets are or may be bound, (ii) to the best of my knowledge after due inquiry, be in conflict with, result in a breach of or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or
(iii) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Company.

        3. The Credit Agreement and the Notes have been duly executed and delivered by the Company party thereto and constitute legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect).

        4. No registration with or consent or approval of, or other action by, any federal, state or other governmental agency, authority or regulatory body is required in connection with the execution, delivery and performance of the Credit Agreement or the Notes by the Company or the borrowings under the Credit Agreement.

        5. To the best of my knowledge after due inquiry, there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or threatened against or affecting the Company or the business, assets or rights of the Company (a) which involve the Credit Agreement or any of the transactions contemplated thereby or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, would be likely, in our judgment, individually or in the aggregate, materially to impair the ability of the Company to conduct its business substantially as now conducted, or materially and adversely to affect the business, assets, operations, prospects or condition, financial or otherwise of the Company, or to impair the validity or enforceability of or the ability of the Company to perform its obligations under the Credit Agreement or the Notes.

        6. The Company is not a "holding company", a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

        7. The Company is not an "investment company" nor a company "controlled" by an "investment company" within the meaning of the Investment Company At of 1940, as amended.

        This opinion is furnished to you pursuant to Section 4.1(f) of the Credit Agreement and is for the sole benefit of the Agent and the Lender and, without the prior written consent of the undersigned, may not be relied upon by any other Person (other than a Person who becomes a Lender under the Credit Agreement). This opinion is not to be used, circulated, quoted or otherwise referred to for any other purpose.

        I am licensed to practice law in the State of Texas and this opinion is limited in all respects to the laws of the State of Texas, the General Corporation Laws of the State of Delaware and the laws of the United States.

                                                   Very truly yours,

                                   EXHIBIT 6.3
                         Investments as of June 19, 1998

Unpaid balance of secured Real Estate Notes taken in       $   43,816,720.88
connection with the sale of real property and secured by the property sold. (seven notes with maturities of twenty-four to thirty-eight months from the date of this Agreement.)

Unpaid balance of notes taken in connection with           $    4,628,657.53
sale of fixtures in various Incredible Universe locations secured by the property sold. (Six notes with maturities of up to 50 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with           $    4,167,917.29
sale of inentory in various Incredible Universe locations secured by the property sold. (Two notes with maturities of up to 2 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with           $    3,951,553.83
sale of leasehold properties. (Two notes with maturities of four to 21 years.)

Investment made as part of a community Note Amount         $      330,000.00
effort to provide low income housing, Ltd. Partnership     $    1,596,375.00
including a note maturing on 9-30-2022,
and a limited partnership interest.

Total Investments                                          $   58,491,224.53

                                          EXHIBIT 9.3

                               FORM OF ASSIGNMENT AND ACCEPTANCE

                                   Dated _____________, ____


        Reference is made to the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement") among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders (as defined in the Credit Agreement) named therein, CITIBANK, N.A., as Syndication Agent, BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, as Documentation Agent, BANKBOSTON, N.A., THE BANK OF NEW YORK, FIRST UNION NATIONAL BANK and FLEET NATIONAL BANK, as Co-Agents, and NATIONSBANK, N.A., as Agent for the Lenders (the "Agent"). Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

     ___________________________  (the "Assignor") and  ________________________
          (the "Assignee") agree as follows:

        1. The Assignor hereby sells and assigns to the Assignee (without recourse to the Assignor), and the Assignee hereby purchases and assumes from the Assignor, a _____% interest (the "Percentage Interest") in and to all the Assignor's rights and obligations under the Credit Agreement as of the Assignment Date (including, without limitation, (a) the Percentage Interest in the Commitment of the Assignor on the Assignment Date, (b) the Percentage Interest in the Loans owing to the Assignor outstanding on the Assignment Date,
(c) the Percentage Interest in all unpaid interest and Commitment Fees accrued to the Assignment Date and (d) the Percentage Interest in the Notes held by the Assignor.

        2. The Assignor (a) represents that as of the date hereof, its Commitment (without giving effect to assignments thereof which have not yet become effective) is $____________; (b) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto; and (d) attaches the Note issued to the Assignor and requests that the Agent exchange such Note for a new Note executed by the Company and payable to the Assignee in a principal amount equal to $___________ [and a new Note executed by the Company and payable to the Assignor], in a principal amount equal to $_____________.

        3. The Assignee (a) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.5 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (c) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (d) confirms that it is an Eligible Assignee; (e) appoints and authorizes the Agent to take such action as an agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (f) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender; (g) agrees that it will keep confidential all information with respect to the Company furnished to it by the Company or the Assignor (other than information generally available to the public or otherwise available to the Assignor on a non-confidential basis); (h) confirms that it has delivered a completed Administrative Questionnaire to the Agent[; and (i) attaches the forms prescribed by the Internal Revenue Service of the United States certifying as to the Assignee's exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Credit Agreement or such other documents as are necessary to indicate that all such payments are subject to such tax at a rate reduced by an applicable tax treaty].1

        4. The effective date for this Assignment and Acceptance shall be _____________ (the "Assignment Date").2

        5. Upon such acceptance and recording, from and after the Assignment Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (b) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

        6. Upon such acceptance and recording, from and after the Assignment Date, the Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments for periods prior to the Assignment Date by the Agent or with respect to the making of this assignment directly between themselves.

================================================================================

                         REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
================================================================================

        7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of Texas, without regard to conflicts of laws.

                                                   [NAME OF ASSIGNOR]



                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________



                                                   [NAME OF ASSIGNEE]



                                            By: _____________________________
                                                Name:________________________
                                                Title:_______________________



[Agreed to and accepted this
_____ day of ___________, ____


TANDY CORPORATION



By: _____________________________
    Name:________________________
    Title:_______________________]


Accepted this ____ day of
_________,____

NATIONSBANK, N.A., as Agent



By: _____________________________
    Name:________________________
    Title:_______________________


-------------------
Footnotes:

1 If the Assignee is organized under the laws of a jurisdiction outside the United States.

2 See Section 9.3(b). Such date shall be at least 5 Business Days after the execution of this Assignment and Acceptance and delivery thereof to the Agent, unless otherwise agreed to by the Assignor, the Assignee and the Agent.

   If the approval of the Company is required pursuant to Section 9.3 of the Credit Agreement.

                                                                      EXHIBIT 4o



                                  REVOLVING CREDIT AGREEMENT

                                         (FACILITY B)

                                          DATED AS OF

                                         JUNE 25, 1998

                                             AMONG

                                      TANDY CORPORATION,

                                  THE LENDERS LISTED HEREIN,

                                      NATIONSBANK, N.A.,

                                           AS AGENT

                                        CITIBANK, N.A.,

                                     AS SYNDICATION AGENT

                                              AND

                     BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION,

                                    AS DOCUMENTATION AGENT

                                              AND

                                       BANKBOSTON, N.A.
                                     THE BANK OF NEW YORK
                                   FIRST UNION NATIONAL BANK
                                     FLEET NATIONAL BANK,

                                         AS CO-AGENTS

                                             TABLE OF CONTENTS

ARTICLE I       CERTAIN DEFINED TERMS, ACCOUNTING TERMS AND CONSTRUCTION
Section 1.1   Certain Defined Terms............................................1
              ---------------------
Section 1.2   Accounting Terms................................................16
              ----------------
Section 1.3   Interpretation..................................................16
              --------------

ARTICLE II                         THE LOANS
Section 2.1   Commitments.....................................................17
              -----------
Section 2.2   Revolving Loans.................................................18
              ---------------
Section 2.3   Notice of Revolving Loan Borrowings.............................19
              -----------------------------------
Section 2.4   Conversion and Continuation of Revolving Loan Borrowings........19
              --------------------------------------------------------
Section 2.5   Bid Rate Loans..................................................21
              --------------
Section 2.6   Notes; Repayment of Loans.......................................23
              -------------------------
Section 2.7   Interest on Loans...............................................24
              -----------------
Section 2.8   Interest on Overdue Amounts.....................................24
              ---------------------------
Section 2.9   Fees............................................................25
              ----
Section 2.10  Termination and Reduction of Commitments........................25
              ----------------------------------------
Section 2.11  Rate of Interest................................................25
              ----------------
Section 2.12  Prepayment of Loans.............................................26
              -------------------
Section 2.13  Change in Circumstances.........................................26
              -----------------------
Section 2.14  Change in Legality..............................................28
              ------------------
Section 2.15  Indemnity.......................................................29
              ---------
Section 2.16  Pro Rata Treatment and Application of Payments..................29
              ----------------------------------------------
Section 2.17  Payments........................................................30
              --------
Section 2.18  Sharing of Setoffs..............................................30
              ------------------
Section 2.19  Payments Free of Taxes..........................................32
              ----------------------
Section 2.20  Extension of Maturity Date......................................34
              -------------------------
Section 2.21  Letters of Credit...............................................35
              ----------------

ARTICLE III             REPRESENTATIONS AND WARRANTIES
Section 3.1   Organization; Corporate Powers..................................40
              ------------------------------
Section 3.2   Authorization...................................................40
              -------------
Section 3.3   Governmental Approval...........................................41
              ---------------------
Section 3.4   Enforceability..................................................41
              --------------
Section 3.5   Financial Statements............................................41
              --------------------
Section 3.6   No Material Adverse Change......................................41
              --------------------------
Section 3.7   Title to Properties.............................................41
              -------------------
Section 3.8   Litigation; Compliance with Laws; Etc...........................42
              --------------------------------------
Section 3.9   Agreements; No Default..........................................42
              ----------------------
Section 3.10  Federal Reserve Regulations.....................................43
              ---------------------------
Section 3.11  Taxes...........................................................43
              -----
Section 3.12  Pension and Welfare Plans.......................................43
              -------------------------
Section 3.13  No Material Misstatements.......................................44
              -------------------------
Section 3.14  Investment Company Act; Public Utility Holding Company Act......44
              ----------------------------------------------------------
Section 3.15  Compliance with Laws............................................44
              --------------------
Section 3.16  Maintenance of Insurance........................................44
              ------------------------
Section 3.17  Existing Liens..................................................44
              --------------
Section 3.18  Environmental Matters...........................................45
              ---------------------
Section 3.19  Year 2000 Compliance............................................45
              --------------------
ARTICLE IV     CONDITIONS OF LENDING
Section 4.1 Conditions Precedent to the Initial Borrowing & Letter of Credit..46
            ------------------------------------------------------
Section 4.2   Conditions Precedent to Each Borrowing and Letter of Credit.....47
              -----------------------------------------------------------
Section 4.3   Conditions Precedent to Conversions and Continuations...........48
              -----------------------------------------------------

ARTICLE V                   AFFIRMATIVE COVENANTS
Section 5.1   Existence.......................................................48
              ---------
Section 5.2   Repair..........................................................49
              ------
Section 5.3   Insurance.......................................................49
              ---------
Section 5.4   Obligations and Taxes...........................................49
              ---------------------
Section 5.5   Financial Statements; Reports...................................49
               -----------------------------
Section 5.6   Litigation and Other Notices....................................50
              ----------------------------
Section 5.7   ERISA...........................................................51
              -----
Section 5.8   Books, Records and Access.......................................51
              -------------------------
Section 5.9   Use of Proceeds.................................................51
              ---------------
Section 5.10  Nature of Business..............................................52
              ------------------
Section 5.11  Compliance......................................................52
              ----------
Section 5.12  Year 2000 Compliance............................................52
              --------------------

ARTICLE VI                   NEGATIVE COVENANTS
Section 6.1   Liens...........................................................52
              -----
Section 6.2   Merger, Purchase and Sale.......................................53
              -------------------------
Section 6.3   Investments.....................................................54
              -----------
Section 6.4   Transactions with Affiliates....................................55
              ----------------------------
Section 6.5   Other Agreements................................................55
              ----------------
Section 6.8   Pension Plans...................................................55
              -------------
Section 6.9   Senior Indebtedness to Tangible Net Worth Ratio.................56
              -----------------------------------------------
Section 6.10  Guaranties......................................................56
              ----------
Section 6.11  Leases..........................................................56
              ------

ARTICLE VI                    EVENTS OF DEFAULT
Section 7.1   Events of Default...............................................57
              -----------------

ARTICLE VII                       THE AGENT
Section 8.1   Authorization and Action........................................60
              ------------------------
Section 8.2   Agent's Reliance, Etc...........................................60
              ----------------------
Section 8.3   Agent and Affiliates; NationsBank and Affiliates................61
              ------------------------------------------------
Section 8.4   Agent's Indemnity...............................................62
              -----------------
Section 8.5   Lender Credit Decision..........................................63
              ----------------------
Section 8.6   Successor Agent.................................................63
              ---------------
Section 8.7   Notice of Default...............................................64
             -----------------

ARTICLE IX                       MISCELLANEOUS
Section 9.1   Notices, Etc....................................................64
              -------------
Section 9.2   Survival of Agreement...........................................65
              ---------------------
Section 9.3   Successors and Assigns; Participations..........................65
              --------------------------------------
Section 9.4   Expenses of the Lenders; Indemnity..............................68
              ----------------------------------
Section 9.5   Right of Setoff.................................................70
              ---------------
Section 9.6   Governing Law...................................................70
              -------------
Section 9.7   Waivers; Amendments.............................................70
              -------------------
Section 9.8   Interest........................................................71
              --------
Section 9.9   Severability....................................................72
              ------------
Section 9.10  Counterparts....................................................72
              ------------
Section 9.11  Binding Effect..................................................73
              --------------
Section 9.12  No Liability of Issuing Bank....................................73
              ----------------------------
Section 9.13  No Duties of Syndication Agent,Documentation Agent or Co-Agents.73
              ----------------------------------------------------------------
Section 9.14  Waiver of Jury Trial............................................73
              --------------------
Section 9.15  Final Agreement of the Parties..................................73
              ------------------------------

                                           EXHIBITS


Exhibit 2.5A   Form of Bid Rate Loan Request
Exhibit 2.5B   Form of  Invitation  to Bid
Exhibit 2.5C   Form of  Confirmation  of Bid
Exhibit 2.5D   Form of Notice of Acceptance  of Bid
Exhibit 2.6A   Form of Revolving  Note
Exhibit 2.6B   Form of Bid Rate Note
Exhibit 4.1    Form of Opinion Letter of Counsel to the Company
Exhibit 6.3    Investments
Exhibit 9.3    Form of Assignment and Acceptance

        REVOLVING CREDIT AGREEMENT (Facility B) dated as of June 25, 1998, among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), BANKBOSTON, N.A., THE BANK OF NEW YORK, FIRST UNION NATIONAL BANK and FLEET NATIONAL BANK, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and NATIONSBANK, N.A., as Agent for the Lenders (in such capacity, together with any successor Agent pursuant to Section 8.6, the "Agent").


                                    ARTICLE I

            CERTAIN DEFINED TERMS, ACCOUNTING TERMS AND CONSTRUCTION

        Section 1.1 Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

        "Absolute Bid Rate" means an absolute fixed rate of interest per annum.

        "Absolute Bid Rate Loan" means any Bid Rate Loan which bears interest at an Absolute Bid Rate.

        "Accounts" means any and all rights of the Company and the Subsidiaries of the Company to payment for goods and services sold or leased, including any such right evidenced by chattel paper, whether due or to become due, whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future, including accounts receivable from Affiliates.

        "Adjusted Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the quotient obtained by dividing (a) the LIBO Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period.

        "Administrative Questionnaire" means an Administrative Details Reply Form in the form of Exhibit 1.1A hereto, which each Lender shall complete and provide to the Agent.

        "Affiliate" means any Person (including any member of the immediate family of any such natural person) who directly or indirectly beneficially owns or controls 5% or more of the total voting power of shares of capital stock of the Company having the right to vote for directors under ordinary circumstances, any person controlling, controlled by or under common control with any such person (within the meaning of Rule 405 under the Securities Act of 1933) and any director or executive officer of such person.

        "Agency Fee" has the meaning specified in Section 2.9(b).

        "Agent" has the meaning specified in the introduction to this Agreement.

        "Agent's Letter" has the meaning specified in Section 2.9(b).

        "Agreement" means this Revolving Credit Agreement (Facility B), as amended, modified, or supplemented pursuant to the terms hereof.

        "Anniversary Date" has the meaning specified in Section 2.20(a).

"Applicable Fee Percentage" means, on any date, the applicable percentage set forth below based upon the ratings applicable on such date to the Company's senior, unsecured, non-credit-enhanced long term indebtedness for borrowed money ("Index Debt"):

                                 Applicable Fee
                                   Percentage

Category 1

A or higher by S&P; and                                          0.070%
A2 or higher by Moody's

Category 2

A- by S&P; and                                                   0.085%
A3 by Moody's

Category 3

BBB+ by S&P; and                                                 0.100%
Baa1 by Moody's

Category 4

BBB by S&P; and                                                  0.125%
Baa2 by Moody's

Category 5

BBB- or lower by S&P; and                                        0.150%
Baa3 or lower by Moody's

For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Fee Percentage will be determined by reference to the available rating; (c) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Fee Percentage shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Fee Percentage shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

        "Applicable Margin" means, on any date, with respect to Eurodollar Loans or Base Rate Loans, as the case may be, the applicable spreads set forth below based upon the ratings applicable on such date to the Company's Index Debt.


                                            Eurodollar Loan    Base Rate Loan
                                                Spread            Spread

Category 1

A or higher by S&P; or                          0.130%                   0%
A2 or higher by Moody's

Category 2

A- by S&P; or                                   0.140%                   0%
A3 by Moody's

Category 3

BBB+ by S&P; or                                 0.200%                   0%
Baa1 by Moody's

Category 4

BBB by S&P; or                                  0.225%                   0%
Baa2 by Moody's

Category 5

BBB- by S&P; or                                 0.300%
Baa3 by Moody's

For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Margin will be determined by reference to the available rating; (c) if the rating established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Margin shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Margin shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Margin shall apply to all Eurodollar Loans that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system.

        "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Loan, and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan.

        "Assignment and Acceptance" has the meaning specified in Section 9.3.

        "Base Rate" means, for any day, the rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus one-half of one percent (.5%) and (b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or Federal Funds Rate.

        "Base Rate Borrowing" means a Borrowing comprised of Base Rate Loans.

        "Base Rate Loan" means any Revolving Loan with respect to which the Company shall have selected an interest rate based on the Base Rate in accordance with the provisions of Article II.

        "Bid Rate Loan" means any Loan made by a Lender pursuant to Section 2.5.

        "Bid Rate Loan Borrowing" means a Borrowing comprised of Bid Rate Loans.

        "Bid   Rate  Loan   Request"   means   any   certificate   signed  by  a
duly-authorized officer of the Company requesting Bid Rate Loans hereunder, which certificate shall be substantially in the form of Exhibit 2.5A hereto.

        "Bid Rate Note" and "Bid Rate Notes" has the meaning specified in
Section 2.6.

        "Board" means the Board of Governors of the Federal Reserve System of the United States.

        "Borrowing" means either a Revolving Loan Borrowing or a Bid Rate Loan Borrowing.

        "Business Day" means a day when the Agent and each Lender are open for business, and if the applicable Business Day relates to any Eurodollar Loan, a day on which dealings are carried on in the London interbank market and commercial banks are open for domestic or international business in London, England, in New York City, New York and in Dallas, Texas.

        "Capital Lease" means any lease required to be accounted for as a capital lease under generally accepted accounting principles.

        "Change of Control" means any of (a) the acquisition by any Person or two or more Persons (excluding underwriters in the course of their distribution of voting stock in an underwritten public offering) acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission) of 25% or more of the outstanding shares of voting stock of the Company, (b) a majority of the members of the Board of Directors of the Company on any date shall not have been (i) members of the Board of Directors of the Company on the date 12 months prior to such date or (ii) approved by Persons who constitute at least a majority of the members of the Board of Directors of the Company as constituted on the date 12 months prior to such date or (c) all or substantially all of the assets of the Company are sold in a single transaction or series of related transactions to any Person.

        "Co-Agents" has the meaning specified in the introduction to this Agreement.

        "Code" means the Internal Revenue Code of 1986 and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed to also refer to any successor sections.

        "Commitment" means, with respect to each Lender, the amount set forth beneath the name of such Lender on the signature pages hereof (or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person), as such amount may be permanently terminated or reduced from time to time pursuant to Section 2.10,
Section 2.20 or Section 7.1, and as such amount may be increased or decreased from time to time by assignment or assumption pursuant to Section 9.3. The Commitment of each Lender shall automatically and permanently terminate on the Maturity Date.

        "Commitment Fee" has the meaning specified in Section 2.9.

        "Communications" has the meaning specified in Section 9.1.

        "Company" has the meaning specified in the introduction to this Agreement.

        "Computer City" means Computer City, Inc., a Delaware corporation.

        "Confidential Offering Memorandum" means the Confidential Offering Memorandum dated May, 1998 furnished by NationsBanc Montgomery Securities LLC, as arranger on behalf of NationsBank, relating to the revolving credit facilities evidenced by this Agreement.

        "Confirmation  of  Bid"  means  any  certificate   executed  by  a  duly
authorized officer of a Lender confirming the terms of its Bid Rate Loan, which certificate shall be in substantially the form of Exhibit 2.5C.


        "Consolidated Senior Indebtedness" means all Indebtedness of the Company and its Subsidiaries, other than Subordinated Indebtedness, calculated on a consolidated basis.

        "Consolidated Tangible Net Worth" means, with respect to the Company, at any time, the total Stockholders Equity less the total amount of any intangible assets and plus the total amount of any Subordinated Indebtedness unless already included in Stockholders Equity, with all such amounts being calculated for the Company and its consolidated Subsidiaries on a consolidated basis in accordance with generally accepted accounting principles applied on a consistent basis. Intangible assets shall include unamortized debt discount and expense, unamortized deferred charges and goodwill.

        "Default" means any event or condition which, with the lapse of time or giving of notice or both, would constitute an Event of Default.

        "Documentation Agent" has the meaning specified in the introduction to this Agreement.

        "Dollars" and the symbol "$" mean the lawful currency of the United States of America.

        "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" on such Lender's signature page to this Agreement or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person or such other office of such Lender as such Lender may hereafter designate from time to time as its "Domestic Lending Office" by notice to the Company and the Agent.

        "Effective Date" means the date on which the conditions to Borrowing set forth in Article IV are first met.

        "Eligible Assignee" means (a) any Lender or any Affiliate of any Lender; or (b) any other financial institution or other Person succeeding to the rights or a portion of the rights of a Lender pursuant to Section 9.3(b).

        "ERISA" means the Employee Retirement Income Security Act of 1974, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

        "ERISA Affiliate" means any corporation, trade or business that is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in sections 414(b) and 414(c), respectively, of the Code or section 4001 of ERISA.

        "Eurodollar Borrowing" means a Revolving Loan Borrowing comprised of Eurodollar Loans.

        "Eurodollar Lending Office" means, with respect to each Lender, the branches or Affiliates of such Lender which such Lender has designated as its "Eurodollar Lending Office" on such Lender's signature page to this Agreement or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person or such other office of such Lender as such Lender may hereafter designate from time to time as its "Eurodollar Lending Office" by notice to the Company and the Agent.

        "Eurodollar Loan" means any Revolving Loan with respect to which the Company shall have selected an interest rate based on the LIBO Rate in accordance with the provisions of Article II.

        "Event of Default" has the meaning specified in Article VII.

        "Execution Date" means the earliest date upon which all of the following shall have occurred: counterparts of this Agreement shall have been executed by the Company and each Lender, and the Agent shall have received counterparts hereof which taken together, bear the signature of the Company and each Lender.

        "Existing Agreement" means the Revolving Credit Agreement (Facility B) dated as of May 27, 1994, as amended, among the Company, the banks party thereto, and Texas Commerce Bank National Association, as administrative agent.

        "Existing Maturity Date" has the meaning specified in Section 2.20(a).

        "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rate on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Agent (in its individual capacity) on such day on such transactions as determined by the Agent.

        "Guaranties" by any Person means all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or, in effect, guaranteeing any Indebtedness, dividend or other obligation, of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including all obligations incurred through an agreement, contingent or otherwise, by such
Person:

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

For the purposes of all computations made under this Agreement, a Guaranty in respect of any Indebtedness for borrowed money shall be deemed to be Indebtedness equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.

        "Highest Lawful Rate" means, as to any Lender, at the particular time in question, the maximum nonusurious rate of interest which, under applicable law, such Lender is then permitted to charge the Company on the Loans. If the maximum rate of interest which, under applicable law, the Lenders are permitted to charge the Company on the Loans shall change after the date hereof, the Highest Lawful Rate shall be automatically increased or decreased, as the case may be, as of the effective time of such change without notice to the Company.

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

        "Indemnitee" has the meaning specified in Section 9.4.

        "Index Debt" has the meaning specified in the definition of "Applicable Fee Percentage".

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

        "Interest Hedge Agreements" means any and all agreements, devices or arrangements designed to protect at least one of the parties thereto from the fluctuations of interest rates, exchange rates or forward rates applicable to such party's assets, liabilities or exchange transactions, including, but not limited, dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap or collar protection agreements, forward rate currency or interest rate options, puts and warrants, as the same may be amended or modified and in effect from time to time, and any and all cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

        "Interest Payment Date" means, as to any Loan, the last day of the Interest Period applicable to such Loan (and, in addition, in the case of any Interest Period of six months' duration, the day that would have been the Interest Payment Date of such Interest Period if such Interest Period had been of three months' or 90 days' duration).

        "Interest Period" means: (a) as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Company may elect, (b) as to any Base Rate Loan, a period of 90 days' duration, commencing on the date of such Base Rate Loan, (c) as to any Absolute Bid Rate Loan, a period of from 7 to 90 days' duration, commencing on the date of such Absolute Bid Rate Loan, and (d) as to any LIBO Bid Rate Loan, the period commencing on the date of such LIBO Bid Rate Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Company may elect; provided, however, that (i) if any Interest Period would end on a day that shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (ii) no Interest Period shall end later than the Maturity Date and
(iii) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

        "Investment" means, as to any Person, any investment so classified under generally accepted accounting principles made by stock purchase, capital contribution, loan or advance or by purchase of property or otherwise, but in any event shall include as an investment in any other Person the amount of all Indebtedness owed by such other Person and all Accounts from such other Person which are not current assets or did not arise from services rendered or sales to such other Person in the ordinary course of business.

        "Invitation to Bid" means any certificate executed by the Agent notifying each Lender of the Company's Bid Rate Loan Request, which certificate shall be in substantially the form of Exhibit 2.5B.

        "Issuing Bank" means NationsBank, in its capacity as issuer of Letters of Credit, or any other Lender that agrees to issue Letters of Credit in its capacity as issuer of Letters of Credit.

        "L/C Cash Collateral Account" has the meaning specified in Section 2.21(h).

        "L/C Related Documents" has the meaning specified in Section 2.21(d)(i).

        "Lenders" has the meaning specified in the introduction to this Agreement and shall include each Eligible Assignee that hereafter becomes a party hereto pursuant to Section 9.3.

        "Letter of Credit" means any letter of credit issued by the Issuing Bank pursuant to Section 2.21(a).

        "Letter of Credit Agreement" has the meaning specified in Section
2.21(b).

        "Letter of Credit Facility" has the meaning specified in Section
2.21(a).

        "LIBO Bid Rate" means a rate per annum equal to (a) the sum of (i) the quotient of the LIBO Rate for the term in question divided by (ii) 1 minus the Reserve Requirement, stated as a decimal, plus or minus, (b) the Margin.

        "LIBO Bid Rate Loan" means any Bid Rate Loan which bears interest at a LIBO Bid Rate.

        "LIBO Rate" means, for any Eurodollar Loan or LIBO Bid Rate Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the term "LIBO Rate" shall mean, for any Eurodollar Loan or LIBO Bid Rate Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%).

        "Lien" means any mortgage, pledge, hypothecation, judgment lien or similar legal process, title retention lien, or other lien or security interest, including the interest of a vendor under any conditional sale or other title retention agreement and the interest of a lessor under any Capital Lease.

        "Loan" means a Revolving Loan or a Bid Rate Loan.

        "Loan Documents" means this Agreement, the Notes, the Agent's Letter, the Letters of Credit, the Letter of Credit Agreements and all other documents and instruments executed by the Company or any other Person in connection with this Agreement, the Loans and the Letters of Credit.

        "Margin" means, as to any LIBO Bid Rate Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) quoted by any Lender offering a LIBO Bid Rate Loan pursuant to Section 2.5(d) to be added or subtracted from the LIBO Rate to determine the interest rate applicable to such Loan.

        "Margin Stock" has the meaning specified in Regulation U.

        "Maturity Date" means June 25, 2003 (or any later date otherwise established pursuant to Section 2.20), or the earlier termination of the Commitments pursuant to Section 7.1.

        "Maximum Permissible Rate" has the meaning specified in Section 9.8.

        "Moody's" means Moody's Investors Service.

        "NationsBank" means NationsBank, N.A., a national banking association.

        "Non-Extending Lender" has the meaning specified in Section 2.20(b).

        "Note" means any Revolving Note or Bid Rate Note and "Notes" means, collectively, the Revolving Notes and the Bid Rate Notes.

        "Notice of Acceptance of Bid" means any certificate signed by a duly-authorized officer of the Company accepting bids for Bid Rate Loans, which certificate shall be in substantially the form of Exhibit 2.5D hereto.

        "Notice of Issuance" has the meaning specified in Section 2.21(b).

        "Notice of Revolving Loan Borrowing" has the meaning specified in
Section 2.3.

        "OECD" means the Organization for Economic Cooperation and Development.

        "Other NationsBank Activities" has the meaning specified in Section 8.3. "Other NationsBank Financings" has the meaning specified in Section 8.3.

        "Other Taxes" has the meaning specified in Section 2.19.

        "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

        "Person"  means  any  natural  person,   corporation,   business  trust,
association, company, limited liability company, joint venture, partnership or government or any agency or political subdivision thereof.

        "Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by the Company or any ERISA Affiliate or as to which the Company or any ERISA Affiliate contributes or is a member or otherwise may have any liability.

        "Prime Rate" means the per annum rate of interest established from time to time by NationsBank as its prime rate, which rate may not be the lowest rate of interest charged by NationsBank to its customers.

        "Principal Office" means the principal office of NationsBank, presently located at 901 Main Street, Dallas, Texas 75202.

        "Register" has the meaning specified in Section 9.3(d).

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

        "Reimbursement Obligations" means, in respect of any Letter of Credit at any date of determination, the sum of (a) the maximum aggregate amount which is then available to be drawn under such Letter of Credit plus (b) the aggregate amount of all drawings under such Letter of Credit not theretofore reimbursed by the Company or converted to a Loan.

        "Replacement Lender" has the meaning specified in Section 2.20(b).

        "Reply Date" has the meaning specified in Section 2.20(a).

        "Reportable Event" means a Reportable Event as defined in Section 4043(b) of ERISA.

        "Required Lenders" means, at any time, Lenders having more than 50% of the Total Commitment; provided, however, if the Total Commitment has terminated, "Required Lenders" means Lenders holding more than 50% of the aggregate principal amount of Loans at the time outstanding.

        "Reserve Requirement" means, at any time, the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by members banks of the Federal Reserve System against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate and the LIBO Bid Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Loans or LIBO Bid Rate Loans. The Adjusted Eurodollar Rate and the LIBO Bid Rate shall be adjusted automatically on and as of the effective date of any change in the Reserve Requirement.

        "Revolving Loan" means a Base Rate Loan, or a Eurodollar Loan.

        "Revolving Loan Borrowing" means a group of Revolving Loans of a single Type made by the Lenders on a single date and as to which a single Interest Period is in effect.

        "Revolving Loan Borrowing Date" means, with respect to each Revolving Loan Borrowing, the Business Day upon which the proceeds of such Borrowing are made available to the Company.

        "Revolving Note" and "Revolving Notes" have the meaning specified in
Section 2.6.

        "Short-Term Indebtedness" means, at any date, Indebtedness which matures one year or less from such date and which is not directly or indirectly renewable or extendible, at the option of the obligor, by its terms or the terms of any instrument or agreement relating thereto, to a date more than one year from such date.

        "Significant Subsidiary" means, as to the Company or any Subsidiary of the Company, any Subsidiary of such Person who either (a) has a net worth in excess of 5% of the consolidated net worth of the Company and its other Subsidiaries, or (b) has gross revenues in excess of 5% of the consolidated gross revenues of the Company and its other Subsidiaries based, in each case, on the most recent audited financial statements of the Company. In all events the Significant Subsidiaries of the Company shall include Computer City, TE Electronics, Inc., a Delaware corporation, A&A International, Inc., a Nevada corporation, and Technology Properties, Inc., a Delaware corporation.

        "S&P" means Standard & Poor's Ratings Group, a Division of McGraw-Hill, Inc.

        "Stockholders' Equity" means, with respect to the Company at any date, the sum of (a) its capital stock taken at par value, (b) its capital surplus and
(c) its retained earnings less treasury stock, all computed in accordance with generally accepted accounting principles applied on a consistent basis.


        "Subordinated Indebtedness" means Indebtedness of the Company having maturities and terms, and which is subordinated to payment of the Notes in a manner, approved in writing by the Agent and the Required Lenders.

        "Subsidiary" means any Person of which or in which any other Person (the "parent") and the other Subsidiaries of the parent own directly or indirectly 50% or more of:

               (a) the combined voting power of all classes of stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such Person, if it is a corporation;

               (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity; or

               (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated organization.

        "Syndication Agent" has the meaning specified in the introduction to this Agreement.

        "Taxes" has the meaning specified in Section 2.19.

        "Total Commitment" means, at any time, the aggregate amount of the Commitments, as in effect at such time.

        "Transferee" has the meaning specified in Section 2.19.

        "Type" means any type of Loan determined with respect to the interest option applicable thereto, i.e., a Eurodollar Loan, a Base Rate Loan, an Absolute Bid Rate Loan or a LIBO Bid Rate Loan.

        "Wholly-Owned Subsidiary" means any Person of which the Company or its other Wholly-Owned Subsidiaries own directly or indirectly 100% of:

               (a) the issued and outstanding shares of stock (except shares required as directors' qualifying shares and shares constituting less than 2% of the issued and outstanding shares) and all Indebtedness for borrowed money;

               (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity; or

               (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated organization.

        Section 1.2 Accounting Terms. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given it under generally accepted accounting principles as in effect from time to time as set forth in the opinions, statements and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and the Financial Accounting Standards Board and applied on a consistent basis; provided, however, that each reference in Article VI and in the definition of any term used in Article VI to generally accepted accounting principles shall mean generally accepted accounting principles in effect on the date hereof.

        Section 1.3   Interpretation.

        (a) In this Agreement, unless a clear contrary intention appears:

               (i) the singular number includes the plural number and vice versa;

               (ii)   reference to any gender includes each other gender;

               (iii) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section or other subdivision;

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

               (v) reference to any agreement (including this Agreement), document or instrument means such agreement, document or instrument as amended, supplemented or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, and reference to any Note includes any note issued pursuant hereto in extension or renewal thereof and in substitution or replacement therefor;

               (vi) unless the context indicates otherwise, reference to any Article, Section, Schedule or Exhibit means such Article or Section hereof or such Schedule or Exhibit hereto;

               (vii)  the  words  "including"  (and  with  correlative   meaning
        "include") means including, without limiting the generality of any description preceding such term;

               (viii) with respect to the determination of any period of time, the word "from" means "from and including" and the word "to" means "to but excluding"; and

               (ix) reference to any law means such as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time.

        (b) The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

        (c) No provision of this Agreement shall be interpreted or construed against any Person solely because that Person or its legal representative drafted such provision.


                                   ARTICLE II

                                    THE LOANS

        Section 2.1   Commitments.

        (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make revolving credit loans (each a "Revolving Loan") to the Company at any time and from time to time on and after the date hereof and until the earlier of the Business Day next preceding the Maturity Date and the termination of the Commitment of such Lender in accordance with the terms hereof. Notwithstanding the foregoing, (i) the aggregate principal amount of all Revolving Loans of a Lender at any time outstanding shall not exceed such Lender's Commitment and (ii) the aggregate principal amount of all (A) Loans made by all Lenders at any time outstanding and (B) Reimbursement Obligations at any time outstanding shall not exceed the Total Commitment.

        (b) Within the foregoing limits and subject to the terms, conditions and limitations set forth herein, the Company may borrow, repay, prepay and reborrow Revolving Loans hereunder on and after the date hereof and prior to the Maturity Date.

        Section 2.2   Revolving Loans.

        (a) Each Revolving Loan Borrowing made by the Lenders to the Company on any Borrowing Date shall be in a minimum aggregate principal amount of $5,000,000 and an integral multiple of $1,000,000, and shall consist of Loans of the same Type made ratably by the Lenders in accordance with their respective Commitments; provided, however, that the failure of any Lender to make any Revolving Loan shall not relieve any other Lender of its obligation to lend hereunder. The Revolving Loan by each Lender to the Company on the initial Borrowing Date shall be made against delivery to such Lender of a Revolving Note, payable to the order of such Lender, executed by the Company, as referred to in Section 2.5.

        (b) Each Revolving Loan Borrowing shall be a Base Rate Borrowing, or a Eurodollar Borrowing as the Company may request pursuant to Section 2.3. Each Lender may fulfill its Commitment with respect to any Eurodollar Loan by causing, at its option, any domestic or foreign branch or Affiliate of such Lender to make such Revolving Loan, provided that the exercise of such option shall not affect the obligation of the Company, to repay such Revolving Loan in accordance with the terms of the applicable Revolving Note. Subject to the provisions of Section 2.3 and Section 2.13, Borrowings of more than one Type may be outstanding at the same time.

        (c) Each Lender shall make its pro rata portion of the amount of each Revolving Loan Borrowing to the Company hereunder on the proposed Revolving Loan Borrowing Date thereof by paying the amount required to the Agent in Dallas, Texas in U. S. Dollars and in immediately available funds not later than 1:00 p.m., Dallas, Texas time, and, subject to satisfaction of the conditions set forth in Article IV, the Agent shall promptly and in any event on the same day, credit the amounts so received to the general deposit account of the Company with the Agent, or, if a Revolving Loan Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders. Unless the Agent shall have received notice from a Lender prior to the date of any Revolving Loan Borrowing that such Lender will not make available to the Agent such Lender's portion of such Revolving Loan Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Revolving Loan Borrowing in accordance with this Section 2.2(c) and the Agent may, in reliance upon such assumption, make available to the Company on such date a corresponding amount. If, and to the extent that such Lender shall not have made such portion available to the Agent, such Lender and the Company severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Company until the date such amount is repaid to the Agent (i) in the case of the Company, the interest rate applicable at the time to the Revolving Loans comprising such Revolving Loan Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount shall constitute such Lender's Revolving Loan as part of such Revolving Loan Borrowing for purposes of this Agreement. No Lender shall be relieved of its obligations to make Revolving Loans pro rata according to the proportion that its Commitment bears to the Total Commitment, notwithstanding the fact that at any time the aggregate principal amount of all Bid Rate Loans and Revolving Loans made by such Lender would exceed such Lender's Commitment.

        Section 2.3   Notice of Revolving Loan Borrowings.

        (a) In order to effect a Revolving Loan Borrowing, the Company shall give irrevocable written notice (or irrevocable telephone notice thereof, confirmed as soon as practicable by written notice) to the Agent (a "Notice of Revolving Loan Borrowing") (i) in the case of a Base Rate Borrowing, not later than 11:00 a.m., Dallas, Texas time, on the Borrowing Date of a proposed Borrowing, and (ii) in the case of a Eurodollar Borrowing, not later than 10:00 a.m., Dallas, Texas time, three Business Days before the Borrowing Date of a proposed Borrowing. Each Notice of Borrowing shall be irrevocable and shall in each case refer to this Agreement and specify (i) whether the Borrowing then being requested is to be a Base Rate Borrowing or a Eurodollar Borrowing, (ii) the Revolving Loan Borrowing Date of such Borrowing (which shall be a Business
Day) and the aggregate amount thereof (which, in the case of a Base Rate Borrowing, shall not be less than $5,000,000 and shall be in an integral multiple of $1,000,000, and which, in the case of a Eurodollar Borrowing, shall not be less than $25,000,000 and shall be in an integral multiple of $5,000,000) and (iii) if such Borrowing is to be a Eurodollar Borrowing, the Interest Period or Interest Periods with respect thereto. If no election as to the Type of Borrowing is specified in any such notice by the Company, such Borrowing shall be a Base Rate Borrowing. If no Interest Period with respect to any Eurodollar Borrowing is specified in any such notice by the Company, then the Company shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the Lenders of any notice given by the Company pursuant to this Section 2.3(a) and of each Lender's portion of the requested Borrowing.

        (b) Notwithstanding any provision to the contrary in this Agreement no more than one Revolving Loan Borrowing may occur on the same Revolving Loan Borrowing Date. For purposes of the foregoing, Revolving Loan Borrowings comprised of Revolving Loans having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Revolving Loan Borrowings.

        Section 2.4 Conversion and Continuation of Revolving Loan Borrowings. The Company shall have the right at any time upon prior irrevocable notice to the Agent (a) not later than 11:00 a.m., Dallas, Texas time, on the date of conversion, to convert any Eurodollar Borrowing into a Base Rate Borrowing, (b) not later than 10:00 a.m., Dallas, Texas time, three Business Days prior to conversion or continuation, to convert any Base Rate Borrowing into a Eurodollar Borrowing or to continue any Eurodollar Borrowing as a Eurodollar Borrowing for an additional Interest Period, (c) not later than 10:00 a.m., Dallas, Texas time, three Business Days prior to conversion, to convert the Interest Period with respect to any Eurodollar Borrowing to another permissible Interest Period, subject in each case to the following:

               (i) each conversion or continuation shall be made pro rata among the Lenders in accordance with the respective principal amounts of the Revolving Loans comprising the converted or continued Revolving Loan Borrowing;

               (ii) if less  than all the  outstanding  principal  amount of any
        Revolving Loan Borrowing shall be converted or continued, the aggregate principal amount of such Revolving Loan Borrowing converted or continued shall be an integral multiple of $1,000,000 and not less than $5,000,000;

               (iii) if any Eurodollar Borrowing is converted at a time other than the end of the Interest Period applicable thereto, the Company shall pay, upon demand, any amounts due to the Lenders pursuant to
        Section 2.15;

               (iv) any portion of a Revolving Loan Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Eurodollar Borrowing;

               (v) any portion of a Eurodollar Borrowing which cannot be converted into or continued as a Eurodollar Borrowing by reason of clause (iv) above shall be automatically converted at the end of the Interest Period in effect for such Revolving Loan Borrowing into a Base Rate Borrowing;

               (vi) no Interest Period may be selected for any Eurodollar Borrowing that would end later than the Maturity Date; and

               (vii) accrued interest on a Revolving Loan (or portion thereof) being converted or continued shall be paid by the Company at the time of conversion or continuation.

        Each notice pursuant to this Section 2.4 shall be irrevocable and shall refer to this Agreement and specify (w) the identity and amount of the Revolving Borrowing that the Company requests to be converted or continued, (x) whether such Borrowing is to be converted to or continued as a Eurodollar Borrowing, or a Base Rate Borrowing, (y) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (z) if such Borrowing is to be converted to or continued as a Eurodollar Borrowing, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Eurodollar Borrowing, the Company shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the other Lenders of any notice given pursuant to this Section 2.4 and of each Lender's portion of any converted or continued Borrowing. If the Company shall not have given notice in accordance with this Section 2.4 to continue any Borrowing into a subsequent Interest Period (and shall not otherwise have given notice in accordance with this Section 2.4 to convert such Borrowing), such Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest Period as a Base Rate Borrowing.

        Section 2.5   Bid Rate Loans.

        (a) Each Lender may, in its sole discretion and upon the terms and conditions set forth in this Agreement, make Bid Rate Loans to the Company, on or prior to the Maturity Date such that the aggregate Bid Rate Loans outstanding is not in excess of the difference between (i) the Total Commitment minus (ii) the sum of (A) the aggregate principal amount of all Revolving Loans outstanding plus (B) the aggregate amount of all Reimbursement Obligations outstanding. Bid Rate Loans may either bear interest at the Absolute Bid Rate or the LIBO Bid Rate. Each Absolute Bid Rate Loan shall be for a term of not less than seven (7) calendar days and not more than 90 days. Each LIBO Bid Rate Loan shall be for a term of one (1), two (2), three (3) or six (6) months. Each Bid Rate Loan Borrowing shall be in an aggregate principal amount which is at least $5,000,000 and which is an integral multiple of $1,000,000 in excess thereof, and each Bid Rate Loan by a Lender shall be in a principal amount which is at least $1,000,000 and which is an integral multiple of $1,000,000 in excess thereof. No Lender shall have any obligation to make Bid Rate Loans, and the Company shall have no obligation to accept an offer for Bid Rate Loans.

        (b) With respect to each Bid Rate Loan Borrowing, the Company shall give the Agent prior to 10:00 a.m. (Dallas time), (a) in the case of LIBO Bid Rate Loans, at least four Business Days prior to the proposed date of Borrowing and
(b) in the case of Absolute Bid Rate Loans, at least one Business Day prior to the proposed date of Borrowing, written notice of its intention to borrow Bid Rate Loans pursuant to a Bid Rate Loan. Such Bid Rate Loan Request shall specify
(a) the requested date of Borrowing, which shall be a Business Day, (b) the aggregate amount of the proposed Bid Rate Loan Borrowing (which shall be at least $5,000,000 and which is an integral multiple of $1,000,000 in excess thereof), (c) the Interest Period with respect thereto, provided that such Interest Period shall not extend past the Maturity Date, and (d) whether the Bid Rate Loans requested are Absolute Bid Rate Loans or LIBO Bid Rate Loans. Bid Rate Loan Requests that do not conform substantially to the format of Exhibit 2.5A may be rejected by the Agent, and the Agent shall give prompt notice to the Company of such rejection. The Company shall pay a $1,000 non-refundable, administrative fee for the account of the Agent for each notice of proposed Borrowing consisting of Bid Rate Loans. Such fee shall be paid to the Agent on the date of delivery of the Company's notice of intention to borrow Bid Rate Loans, and shall not be refunded notwithstanding that the proposed Borrowing is canceled by the Company or no Lender offers to make a Bid Rate Loan.

        (c) Upon the receipt by the Agent of a Bid Rate Loan Request that conforms with the requirements herein, the Agent shall, by telecopy in the form of the Invitation to Bid, invite each Lender to bid, on the terms and conditions of this Agreement, to make Bid Rate Loans pursuant to the Bid Rate Loan Request.

        (d) Each Lender shall, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more Bid Rate Loan(s) to the Company as part of such proposed Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by delivering a Confirmation of Bid to the Agent before
(i) 10:00 a.m. (Dallas time), three Business Days prior to the proposed date of Borrowing, in the case of a request for LIBO Bid Rate Loans, and (ii) 9:00 a.m. (Dallas time), on the Business Day of the proposed date of Borrowing, in the case of a request for Absolute Bid Rate Loans, (A) setting forth (1) the minimum amount (which shall be $1,000,000 or an integral multiple in excess thereof) and maximum amount of each Bid Rate Loan which such Lender would be willing to make as part of the proposed Borrowing (which amounts may exceed such Lender's Commitment) and (2) the Absolute Bid Rate or Margin therefor, as applicable, and
(B) confirming the Interest Period therefor. Confirmation of Bids that do not conform substantially to Exhibit 2.5C may be rejected by the Agent, and the Agent shall notify the applicable Lender of such rejection as soon as practicable. If any Lender shall fail to respond to the Agent by such time, such Lender shall be deemed to have elected not to make an offer. Any Confirmation of Bid submitted by a Lender pursuant to this Section 2.5(d) is irrevocable.

        (e) The Agent shall promptly notify the Company of the number of Confirmations of Bid, the interest rate(s) and Interest Period(s) applicable thereto, the maximum principal amount bid at each interest rate for each Interest Period, and the identity of each Lender submitting a Confirmation of Bid.

        (f) Not later than (i) 12:00 noon (Dallas time) three Business Days prior to the proposed date of Borrowing in the case of LIBO Bid Rate Loans and
(ii) 10:30 a.m. (Dallas time), on the Business Day of the proposed date of the proposed Borrowing in the case of Absolute Bid Rate Loans, the Company shall, in turn, either

               (i) cancel such proposed Borrowing by giving the Agent notice to that effect, or

               (ii) accept one or more of the offers made by any Lender or Lenders pursuant to clause (b) above, in its sole discretion, by giving notice to the Agent of the amount of each Bid Rate Loan (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, for which notification was given to the Company by any Lender for such Bid Rate Loan pursuant to clause (b) above) to be made by each Lender as part of such Borrowing, and reject any remaining offers made by Lenders pursuant to clause (b) above by giving the Agent notice to that effect; provided, that if offers are made by two or more such Lenders with the same LIBO Bid Rates or Absolute Bid Rates for a greater aggregate principal amount than the amount for which such offers are accepted for the related term, the principal amount of Bid Rate Loans accepted shall be allocated by the Company among such Lenders as nearly as possible (in multiples not less than $1,000,000) in proportion to the aggregate principal amount of such offers, and the aggregate principal amount of offers accepted by the Company shall not exceed the maximum amount contained in the related Bid Rate Loan Request.

        (g) The Agent shall promptly give telephonic notice to each bidding Lender if any of its offers have been accepted (and if so, in what amount, at what interest rate and for what Interest Period), and each successful Lender will thereupon become bound, subject to the other applicable conditions hereof, to make each Bid Rate Loan for which its offer has been accepted.

        (h) After completing the notifications referred to in clause (g) above, the Agent shall notify each bidding Lender of (i) the aggregate amount of Bid Rate Loans made in connection with such proposed Borrowing, (ii) the maturities thereof, and (iii) the lowest and highest interest rates at which Bid Rate Loans were made for each maturity.

        (i) If the Agent shall at any time elect to submit a bid for a Bid Rate Loan in its capacity as a Lender, it shall submit such bid directly to the Company one-half hour earlier than the latest time at which other Lenders are required to submit their bid to the Agent pursuant to Section 2.5(d).

        (j) If the Company accepts one or more offers made by any Lender or Lenders pursuant to clause (f)(ii) above, each such Lender shall, unless any applicable condition specified in Article IV has not been satisfied, not later than 12:00 noon (Dallas time) on the date of a Bid Rate Loan hereunder, make available to the Agent the principal amount of each Bid Rate Loan in immediately available funds, to be disbursed by the Agent by wire transfer pursuant to instructions of the Company.

        Section 2.6   Notes; Repayment of Loans.

        (a) The Revolving Loans made by each Lender to the Company shall be evidenced by a note (a "Revolving Note" and collectively, the "Revolving Notes" ) duly executed on behalf of the Company, dated the Execution Date, in substantially the form attached hereto as Exhibit 2.6A, payable to such Lender in a principal amount equal to its Commitment on such date. The Company agrees to pay the outstanding principal balance of each Revolving Loan, as evidenced by the Revolving Note, on the Maturity Date unless required to be paid earlier as provided herein. Each Revolving Note shall bear interest from its date on the outstanding principal balance thereof as provided in Section 2.7.

        (b) The Bid Rate Loans made by each Lender to the Company shall be evidenced by a note (a "Bid Rate Note" and, collectively, the "Bid Rate Notes") duly executed on behalf of the Company, dated the Execution Date, in substantially the form attached hereto as Exhibit 2.6B, payable to such Lender in a principal amount equal to the Total Commitment. The Company agrees to pay the outstanding principal balance of each Bid Rate Loan, as evidenced by the Bid Rate Note, on the last day of the Interest Period for each Bid Rate Loan, unless required to be paid earlier as provided herein. The Company shall have no right to voluntarily prepay any Bid Rate Loan.

        (c) Each Lender or the Agent on its behalf, shall, and is hereby authorized by the Company to, endorse on the schedule attached to the Note delivered to such Lender (or a continuation of such schedule attached to such Note and made a part thereof), or otherwise record in such Lender's internal records, an appropriate notation evidencing the date and amount of each Loan, as from such Lender to the Company, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any Lender or the Agent to make such a notation or any error in such a notation shall not affect the obligation of the Company hereunder or under the Note of such Lender to repay the principal amount of the Loan made by such Lender hereunder and under such Note to such Lender together with all interest accruing thereon.

        Section 2.7   Interest on Loans.

        (a) Subject to the provisions of Section 2.8, each Base Rate Loan shall bear interest at a rate per annum equal to the lesser of (i) the Base Rate and
(ii) the Highest Lawful Rate (if the Base Rate is based on the Prime Rate, computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be; if the Base Rate is based on the Federal Funds Rate, computed on the basis of the actual number of days elapsed over a year of 360 days).

        (b) Subject to the provisions of Section 2.8, each Eurodollar Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the lesser of (i) the Adjusted Eurodollar Rate for the Interest Period in effect for such Loan plus the Applicable Margin and (ii) the Highest Lawful Rate.

        (c) Subject to the provisions of Section 2.8, each Absolute Bid Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the lesser of
(i) the Absolute Bid Rate offered by the Lender making such Absolute Bid Rate Loan and (ii) the Highest Lawful Rate.

        (d) Subject to the provisions of Section 2.8, each LIBO Bid Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the lesser of (i) the LIBO Bid Rate offered by the Lender making such LIBO Bid Rate Loan and (ii) the Highest Lawful Rate.

        (e) Interest on each Loan shall be payable in arrears on each Interest Payment Date applicable to such Loan except as otherwise provided in this Agreement. The applicable LIBO Rate or Base Rate shall be determined by the Agent, and such determination shall be conclusive absent demonstrable error. The Agent shall promptly advise the Company and each Lender of each such determination.

        Section 2.8 Interest on Overdue Amounts. If the Company shall default in the payment of the principal of or interest on any Loan or any other amount due hereunder, by acceleration or otherwise, the Company shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a period of 360 days) equal to the lesser of (a) the Highest Lawful Rate and (b) the Base Rate plus 2% per annum.

        Section 2.9   Fees.

        (a) The Company shall pay each Lender, through the Agent, on the last day of each March, June, September and December, and on the Maturity Date, in immediately available funds, a commitment fee (such Lender's "Commitment Fee") equal to the Applicable Fee Percentage times the amount of the Commitment of such Lender, whether used or unused, during the quarter (or shorter period commencing with the Execution Date or ending with the Maturity Date) ending on such date. All Commitment Fees under this Section 2.9(a) shall be computed on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be. The Commitment Fee due to each Lender shall cease to accrue on the earlier of the Maturity Date or the termination of the Commitment of such Lender pursuant to Section 2.10.

        (b) The Company shall pay the Agent, an agency fee (the "Agency Fee") in such amount as may be agreed between the Company and the Agent pursuant to that certain letter agreement of even date herewith between the Company and the Agent (the "Agent's Letter").

        (c) The Company shall pay to NationsBank, for its own account, on or before the Execution Date all fees due to it pursuant to that certain letter agreement dated June 3, 1998, between the Company and NationsBank.

        Section 2.10  Termination and Reduction of Commitments.

        (a) Upon at least five Business Days' prior written notice to the Agent, the Company may at any time in whole permanently terminate, or from time to time permanently reduce, the Total Commitment, ratably among the Lenders in accordance with their respective Commitments; provided, however, that (i) any partial reduction of the Total Commitment shall be in a minimum aggregate principal amount of $10,000,000 (or, if less, in the amount of the Commitment of any Non-Extending Lender not assumed by a Replacement Lender or any existing Lender) and (ii) no reduction of the Total Commitment shall result in the Total Commitment being less than the aggregate amount of the outstanding Reimbursement Obligations.

        (b) At the time the Commitments of any Lender are terminated or reduced pursuant to Section 2.10(a) the Company shall pay to the Agent for the account of each such Lender, the Commitment Fees on the amount of the Commitments so terminated or reduced owed through the date of such termination or reduction.

        Section 2.11 Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Borrowing or a Bid Rate Loan Borrowing consisting of LIBO Bid Rate Loans, the Agent shall have determined (which determination shall be conclusive and binding upon the Company) that dollar deposits in the amount of the requested principal amount of such Borrowing are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining the principal amount of its Eurodollar Loan or LIBO Bid Rate Loan comprising such Borrowing during such Interest Period, or reasonable means do not exist for ascertaining the LIBO Rate, the Agent shall as soon as practicable thereafter give written or telex notice of such determination to the Company and the Lenders, and any request by the Company for the making of a Eurodollar Borrowing or a Bid Rate Loan Borrowing consisting of LIBO Bid Rate Loans shall, until the circumstances giving rise to such notice no longer exist, be deemed to be a request for a Borrowing to be comprised of Base Rate Loans (or with respect to a Bid Rate Borrowing consisting of LIBO Bid Rate Loans, shall be deemed to be withdrawn). Each determination of the Agent hereunder shall be conclusive absent demonstrable error. In the event of such determination, the Company requesting such Borrowing shall have the right to withdraw its Notice of Borrowing requesting Eurodollar Loans.

        Section 2.12  Prepayment of Loans.

        (a) Each Borrowing may be prepaid at any time and from time to time, in whole or in part, subject to the requirements of Section 2.15 but otherwise without premium or penalty, upon at least five Business Days' prior written or telex notice to the Agent; provided, however, that each such partial prepayment shall be in an integral multiple of $1,000,000 and a minimum aggregate principal amount of $5,000,000.

        (b) On the date of any termination or reduction of the Total Commitment pursuant to Section 2.10(a), the Company shall prepay so much of its Loans (up to the amount by which the Commitment is so terminated or reduced) as shall be necessary in order that the aggregate principal amount of the Loans outstanding will not exceed the Total Commitment following such termination or reduction. All prepayments under this paragraph shall be subject to Section 2.15.

        (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing (or portion thereof) to be prepaid, whether the Borrowing shall be irrevocable and shall commit the Company making such prepayment to prepay such Loan by the amount stated therein on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

        Section 2.13  Change in Circumstances.

        (a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Lender of the principal of or interest on any Eurodollar Loan or LIBO Bid Rate Loan made by such Lender or any other fees or amounts payable hereunder (other than taxes imposed on the overall net income of such Lender by the jurisdiction in which such Lender has its principal office or is located or by any political subdivision or taxing authority therein), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Lender (except any such Reserve Requirement which is reflected in the Adjusted Eurodollar Rate or the LIBO Bid Rate) or shall impose on such Lender or the London interbank market any other condition affecting this Agreement or Eurodollar Loans or LIBO Bid Rate Loans made by such Lender and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan or LIBO Bid Rate Loan or to reduce the amount of any sum received or receivable by such Lender hereunder (whether of principal, interest or otherwise) in respect thereof, by an amount deemed by such Lender in its sole discretion to be material, then such additional amount or amounts as will compensate such Lender for such additional costs or reduction will be paid to such Lender by the Company with respect to the Eurodollar Loans or LIBO Bid Rate Loans.

        (b) If any Lender shall have determined that the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards," or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender or the Issuing Bank (or any lending office of such Lender or the Issuing Bank) or any Lender's or the Issuing Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's or the Issuing Bank's capital or on the capital of such Lender's or the Issuing Bank's holding company, if any, as a consequence of this Agreement, the Letters of Credit issued hereunder, the Loans made by such Lender or the Issuing Bank pursuant hereto (or the purchase of participation in Letters of Credit) to a level below that which such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or the Issuing Bank's policies and the policies of such Lender's or the Issuing Bank's holding company with respect to capital adequacy) by an amount deemed by such Lender or the Issuing Bank to be material, then from time to time the Company shall pay to such Lender or the Issuing Bank such additional amount or amounts as will compensate such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company for any such reduction suffered.

        (c) A certificate of each Lender or the Issuing Bank setting forth such amount or amounts as shall be necessary to compensate such Lender or the Issuing Bank (or participating banks or other entities pursuant to Article IX) as specified in paragraph (a), (b) or (c) above shall be delivered to the Company obligated with respect thereto and shall be rebuttably presumptive evidence of the amount or amounts which such Lender or the Issuing Bank is entitled to receive. The Company shall pay each Lender or the Issuing Bank the amount shown as due from it on any such certificate within 10 days after its receipt of the same.

        (d) Failure on the part of any Lender or the Issuing Bank to demand compensation for any increased costs or reduction in amounts received or receivable with respect to any Interest Period shall not constitute a waiver of such Lender's or the Issuing Bank's rights to demand compensation for any increased costs or reduction in amounts received or receivable in such Interest Period or in any other Interest Period. The protection of this Section 2.13 shall be available to each Lender or the Issuing Bank regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender or the Issuing Bank for compensation.

        (e) Nothing in this Section 2.13 shall entitle any Lender or the Issuing Bank to receive interest at a rate per annum in excess of the Highest Lawful Rate.

        Section 2.14  Change in Legality.

        (a) Notwithstanding anything to the contrary herein contained, if any change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or LIBO Bid Rate Loan or to give effect to its obligations as contemplated hereby, then, by written notice to the Company and to the Agent, such Lender may:

               (i) declare that Eurodollar Loans will not thereafter be made by such Lender hereunder, whereupon any request by the Company for a Eurodollar Borrowing shall, as to such Lender only, be deemed a request for a Base Rate Loan unless such declaration shall be subsequently withdrawn; and

               (ii) require that all outstanding Eurodollar Loans or LIBO Bid Rate Loans made by it be converted to Base Rate Loans, in which event all such Eurodollar Loans or LIBO Bid Rate Loans shall be automatically converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans or LIBO Bid Rate Loans that would have been made by such Lender or the converted Eurodollar Loans or LIBO Bid Rate Loans of such Lender shall instead be applied to repay the Base Rate Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans or LIBO Bid Rate Loans; provided, however, the Base Rate Loans resulting from the conversion of such Eurodollar Loans or LIBO Bid Rate Loans shall be prepayable only at the times the converted Eurodollar Loans or LIBO Bid Rate Loans would have been prepayable, notwithstanding the provisions of Section 2.12(a).

        (b) For purposes of Section 2.14(a), a notice to the Company by any Lender shall be effective as to each Eurodollar Loan or LIBO Bid Rate Loan, if lawful, on the last day of the then current Interest Period or, if there are then two or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective on the date of receipt by the Company.

        Section 2.15  Indemnity.

        (a) The Company shall indemnify each Lender against any loss or expense which such Lender may sustain or incur as a consequence of (i) any failure by the Company to fulfill on the date of any Borrowing hereunder the applicable conditions set forth in Article IV, (ii) any failure by the Company to borrow, convert or continue hereunder after delivery of a Notice of Revolving Loan Borrowing or a notice of conversion or continuation has been given pursuant to
Section 2.4, (iii) any payment, prepayment or conversion of a Eurodollar Loan or Bid Rate Loan required by any other provision of this Agreement or otherwise made on a date other than the last day of the applicable Interest Period, (iv) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise), (v) the occurrence of any Event of Default, or (vi) any failure by the Company to borrow a Bid Rate Loan after acceptance by the Company of Bid Rate Loan offers pursuant to Section 2.5(f)(ii), including, but not limited to, any loss or reasonable expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof as a Eurodollar Loan or Bid Rate Loan. Such loss or reasonable expense shall include an amount equal to the excess, if any, as reasonably determined by each Lender of (A) its cost of obtaining the funds for the Loan being paid, prepaid or converted or not borrowed (based on the Adjusted Eurodollar Rate, the LIBO Bid Rate, or Absolute Bid Rate applicable thereto) for the period from the date of such payment, prepayment or conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure to borrow) over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds so paid, prepaid or converted or not borrowed. A certificate of each Lender setting forth any amount or amounts which such Lender is entitled to receive pursuant to this Section 2.15 shall be delivered to the Company and shall be rebuttably presumptive evidence of the amount or amounts which such Lender is entitled to receive. Nothing in this
Section 2.15 shall entitle any Lender to receive interest at a rate per annum in excess of the Highest Lawful Rate.

        (b) The provisions of this Section 2.15 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any Note, or any investigation made by or on behalf of any Lender. All amounts due under this Section 2.15 shall be payable on written demand therefor.

        Section 2.16 Pro Rata Treatment and Application of Payments. Except as permitted under Section 2.13, Section 2.14 and Section 2.15 and prior to termination of the Total Commitment (a) each Revolving Loan Borrowing, each payment or prepayment of principal of the Revolving Loan Notes, each payment of interest on such Revolving Loan Notes, each other reduction of the principal or interest outstanding under such Revolving Loan Notes, however achieved, each payment of the Commitment Fees and each reduction of the Commitments shall be made pro rata among the Lenders in the proportions that their respective Commitments bear to the Total Commitment and (b) each payment or prepayment of principal of a Bid Rate Loan Borrowing and each payment of interest on Bid Rate Loans comprising part of a Bid Rate Loan Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amount of their outstanding Bid Rate Loans comprising such Borrowing. After the Maturity Date, payments made to the Agent or the Lenders, or any of them, or otherwise received by the Agent or the Lenders, or any of them, shall be distributed as follows: First, to the costs and expenses, if any, incurred by the Agent or the Lenders, or any of them, to the extent permitted by
Section 9.4 in the collection of such amounts under this Agreement or any of the other Loan Documents; Second, pro rata among the Lenders based on the outstanding principal amount of the Loans and Reimbursement Obligations outstanding hereunder immediately prior to such payment, to any unpaid interest which may have accrued on the Loans and Reimbursement Obligations; Third, pro rata among the Lenders based on the outstanding principal amount of the Loans and Reimbursement Obligations outstanding hereunder immediately prior to such payment, to any unpaid principal of the Loans and Reimbursement Obligations; Fourth, pro rata among the Agent and the Lenders based on the total amount of fees then due and payable, to any fees then due and payable to the Agent and the Lenders under this Agreement or any other Loan Document; Fifth, pro rata to damages incurred by the Agent and the Lenders, or any of them, by reason of any breach hereof or of any other Loan Documents; and Sixth, upon satisfaction in full of all obligations of the Company hereunder, to the Company or as otherwise required by law.

        Section 2.17  Payments.

        (a) The Company shall make all payments (including principal of or interest on any Borrowing or any fees or other amounts, including indemnities and taxes) hereunder and under any other Loan Document not later than 1:00 p.m., Dallas, Texas time, on the date when due in Dollars to the Agent at its Principal Office, in immediately available funds.

        (b) Whenever any payment (including principal of or interest on any Borrowing or any fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, if applicable.

        Section 2.18  Sharing of Setoffs.

        (a) Each Lender agrees that if it shall, in any manner, including through the exercise of a right of banker's lien, setoff or counterclaim against the Company, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of any Revolving Loans as a result of which the unpaid principal portion of the Revolving Loans of such Lender shall be proportionately less than the unpaid principal portion of the Revolving Loans of any other Lender, it shall be deemed to have simultaneously purchased from such other Lender a participation in the Revolving Loans of such other Lender, so that the aggregate unpaid principal amount of the Revolving Loans and participations in Revolving Loans held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Revolving Loans then outstanding as the principal amount of its Revolving Loans prior to such exercise of banker's lien, setoff or counterclaim was to the principal amount of all Revolving Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.18(a) and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Company expressly consents to the foregoing arrangements and agrees that any Person holding a participation in a Revolving Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Company to such Lender as fully as if such Lender had made a Revolving Loan directly to the Company in the amount of such participation.

        (b) In the event that a Lender shall receive a payment of the type described in paragraph (a) of this Section 2.18, with respect to a Bid Rate Loan, as a result of which the unpaid principal portion of the Bid Rate Loans of such Lender shall be proportionately less than the unpaid principal portion of the Bid Rate Loans of any other Lender on the date of such payment, it shall be deemed to have simultaneously purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Bid Rate Loans of such Lender, so that the aggregate unpaid principal amount of all Bid Rate Loans then outstanding as the principal amount of its Bid Rate Loans prior to such exercise of banker's lien, setoff or counterclaim was to the principal amount of all Bid Rate Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases of adjustments shall be made pursuant to this Section 2.18(b) and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Company expressly consents to the foregoing arrangements and agrees that any Lender holding a participation in a Bid Rate Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Company to such Lender as fully as if such Lender had made a Bid Rate Loan directly to the Company in the amount of such participation.

        Section 2.19  Payments Free of Taxes.

        (a) Any and all payments by the Company hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the Agent's or any Lender's (or transferee's or assignee's, including a participation holder's (any such entity a "Transferee")) net income and franchise taxes imposed on the Agent or any Lender (or Transferee) by the United States or any jurisdiction under the laws of which it is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Company shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders (or any Transferee) or the Agent, (i) the sum payable shall be increased by the amount necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.19) such Lender (or Transferee) or the Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) the Company shall make such deductions and (iii) the Company shall pay the full amount deducted to the relevant taxing authority or other governmental authority in accordance with applicable law.

        (b) In addition, the Company agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

        (c) The Company will indemnify each Lender (or Transferee) and the Agent for the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.19) paid by such Lender (or Transferee) or the Agent, as the case may be, and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant taxing authority or other governmental authority. Such indemnification shall be made within 30 days after the date any Lender (or Transferee) or the Agent, as the case may be, makes written demand therefor. If a Lender (or Transferee) or the Agent shall become aware that it is entitled to receive a refund in respect of Taxes or Other Taxes, it shall promptly notify the Company of the availability of such refund and shall, within 30 days after receipt of a request by the Company, apply for such refund at the Company's expense. If any Lender (or Transferee) or the Agent receives a refund in respect of any Taxes or Other Taxes for which such Lender (or Transferee) or the Agent has received payment from the Company hereunder it shall promptly notify the Company of such refund and shall, within 30 days after receipt of a request by the Company (or promptly upon receipt, if the Company has requested application for such refund pursuant hereto), repay such refund to the Company, net of all out-of-pocket expenses of such Lender and without interest; provided that the Company, upon the request of such Lender (or Transferee) or the Agent, agrees to return such refund (plus penalties, interest or other charges) to such Lender (or Transferee) or the Agent in the event such Lender (or Transferee) or the Agent is required to repay such refund.

        (d) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Company in respect of any payment to any Lender (or Transferee) or the Agent, the Company will furnish to the Agent, at its address referred to in Section 9.1, the original or a certified copy of a receipt evidencing payment thereof.

        (e) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section 2.19 shall survive the payment in full of the principal of and interest on all Loans made hereunder.

        (f) Each Lender (or Transferee) which is organized outside the United States shall promptly notify the Company of any changes in its funding office and upon written request of the Company shall, prior to the immediately following due date of any payment by the Company hereunder, deliver to the Company such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including Internal Revenue Service Form 1001 or Form 4224 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-1(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Lender (or Transferee) establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Lender (or Transferee) of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. Unless the Company and the Agent have received forms or other documents satisfactory to them indicating that payments hereunder or under the Notes are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company or the Agent shall withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Lender (or Transferee) or assignee organized under the laws of a jurisdiction outside the United States.

        (g) The Company shall not be required to pay any additional amounts to any Lender (or Transferee) in respect of United States withholding tax pursuant to paragraph (a) above if the obligation to pay such additional amounts would not have arisen but for a failure by such Lender (or Transferee) to comply with the provisions of paragraph (f) above unless such failure results from (i) a change in applicable law, regulation or official interpretation thereof or (ii) an amendment, modification or revocation of any applicable tax treaty or a change in official position regarding the application or interpretation thereof, in each case after the Execution Date (and, in the case of a Transferee, after the date of assignment or transfer).

        (h) Any Lender (or Transferee) claiming any additional amounts payable pursuant to this Section 2.19 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Company or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue and would not, in the sole determination of such Lender, be otherwise disadvantageous to such Lender (or Transferee).

        (i) If any Lender (or Transferee) requests compensation pursuant to this
Section 2.19, the Company may give notice to such Lender (with a copy to the Agent) that it wishes to seek one or more Eligible Assignees (which may be one or more of the Lenders) to assume the Commitment of such Lender and to purchase its outstanding Loans and Notes. Each Lender (or Transferee) requesting compensation pursuant to this Section 2.19 agrees to sell all of its Commitment, its Loans and its Notes pursuant to Section 9.3 to any such Eligible Assignee for an amount equal to the sum of the outstanding unpaid principal of and accrued interest on such Loans and Notes plus all Commitment Fees and other fees and amounts due such Lender (or Transferee) hereunder calculated, in each case, to the date such Commitment, Loans and Note are purchased, whereupon such Lender (or Transferee) shall thereafter have no further Commitments or other obligation to the Company hereunder or under any Note.

        Section 2.20  Extension of Maturity Date.

        (a) No later than sixty (60) days before each anniversary date of this Agreement (each an "Anniversary Date") the Company may make a request for a one year extension of the Maturity Date then in effect (the "Existing Maturity Date") in a written notice to the Agent. The Agent will promptly inform the Lenders of any such request, and each Lender shall notify the Agent in writing within thirty (30) days before the Anniversary Date following such request (the "Reply Date") whether or not it agrees to the requested extension. If a Lender fails to so notify the Agent whether or not it agrees to such extension, such Lender shall be deemed to have refused to grant the requested extension.

        (b) If, on or before the relevant Reply Date, the Agent shall have received from Lenders holding Commitments in an aggregate amount equal to at least 75% of the aggregate amount of the Total Commitment notices agreeing to extend the Maturity Date as provided in paragraph (a) above, then, effective as of such Anniversary Date, the Maturity Date shall be extended to the date one year following the Existing Maturity Date; provided that (i) if the Agent shall not have received such notices, the Maturity Date shall remain unchanged and no Replacement Lender shall become a Lender hereunder and (ii) if the Agent shall have received such notices, the Commitment of any Lender (a "Non-Extending Lender") that notified the Agent it elected not to extend the Maturity Date as provided in paragraph (a) above or failed to deliver a notice to the Agent agreeing to such an extension shall, subject to paragraph (c) below, terminate on such Anniversary Date and the Company shall pay on such Anniversary Date in full all obligations of the Company owing hereunder to each Non-Extending Lender. Such payment shall be made to such Non-Extending Lenders pro rata without any sharing with the other Lenders, notwithstanding Section 2.18 hereof, so long as no obligations of the Company owed hereunder are then past due. After receipt of such payment on such Anniversary Date, each such Non-Extending Lender shall no longer be a party to this Agreement or be included as a Lender for purposes of this Agreement and each other Loan Document except that such Non-Extending Lender shall continue to be entitled to the benefits of the indemnities which survive the termination of this Agreement as provided in
Section 9.4. Each Non-Extending Lender shall have no further obligation or Commitment hereunder following the date on which it is terminated as a Lender hereunder except for those that accrued on or before such date.

        (c) The Company shall have the right at any time after the Reply Date and on or before such Anniversary Date to replace such Non-Extending Lender(s) with one or more other Eligible Assignees including any other Lender (each a "Replacement Lender") with the approval of the Agent which consent shall not be unreasonably withheld, each of which Replacement Lender(s) shall have entered into an agreement in form and substance satisfactory to the Company and the Agent pursuant to which such Replacement Lender(s) shall (i) assume all or any portion of the Commitment(s) of the Non-Extending Lender(s) as if such Non-Extending Lender(s) had agreed to an extension of the Existing Maturity Date previously effected pursuant to Section 2.20(b) (and, if such Replacement Lender(s) is a Lender, its Commitment shall be in addition to each such Lender's Commitment hereunder on such date) and (ii) purchase all of each such Non-Extending Lender's Loans which may be owing to such Non-Extending Lender for a consideration equal to the aggregate outstanding principal amount of such Non-Extending Lender's Loans, together with interest thereon to the date of such purchase, and satisfactory arrangements are made for payment to such Non-Extending Lender of all other amounts payable to such Non-Extending Lender on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 2.15 as if all such Non-Extending Lender's Loans were being prepaid in full on such date).

(d) If the  Existing  Maturity  Date shall have been  extended  pursuant to this
Section 2.20, the Company shall be deemed to represent to each Lender, including each Replacement Lender, that, except as previously disclosed in writing to the Lenders before the applicable Anniversary Date, since the date of the latest audited financial statements delivered pursuant to Section 5.5(a) to such Anniversary Date, there has been no material adverse change in the business, assets, operations, prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

        Section 2.21  Letters of Credit.

        (a) The Company may request any Issuing Bank, on the terms and conditions hereinafter set forth, to issue, and such Issuing Bank shall, if so requested, issue, one or more Letters of Credit (and amendments thereto) for the account of the Company and/or any of its Subsidiaries (other than Insignificant Foreign Subsidiaries) (provided that, if any Letter of Credit is issued for the account of any such Subsidiary, the Company shall be jointly and severally liable with respect to such Letter of Credit pursuant to the terms of the Letter of Credit Agreement (as defined below) governing such Letter of Credit) from time to time on any Business Day from the Execution Date until the Maturity Date in an aggregate amount (assuming compliance with all conditions to drawing) for all Issuing Banks not to exceed, at any time outstanding, the lesser of (i)
$100,000,000 and (ii) an amount equal to the Total Commitment minus the aggregate principal amount of Loans then outstanding and the aggregate amount of all drawings under Letters of Credit that have not been reimbursed by the Company or converted to Loans (the "Letter of Credit Facility"). No Letter of Credit shall have an expiration date (including all rights of renewal) later than the earlier of (i) ten days prior to the Maturity Date or (ii) one year after the date of issuance thereof. Immediately upon the issuance of each Letter of Credit, the Issuing Bank issuing such Letter of Credit shall be deemed to have sold and transferred to each Lender, and each Lender shall be deemed to have purchased and received from such Issuing Bank, in each case irrevocably and without any further action by any party, an undivided interest and risk participation in such Letter of Credit, each drawing thereunder and the obligations of the Company under this Agreement in respect thereof in an amount equal to the product of (x) the percentage that such Lender's Commitment bears to the Total Commitment times (y) the maximum amount available to be drawn under such Letter of Credit (assuming compliance with all conditions to drawing). Within the limits of the Letter of Credit Facility, and subject to the limits referred to above, the Company may request the issuance of Letters of Credit under this Section 2.21, repay any Revolving Loans resulting from drawings thereunder pursuant to Section 2.21(c) and request the issuance of additional Letters of Credit under this Section 2.21(a).

        (b) Each Letter of Credit shall be issued upon notice, given not later than 11:00 a.m. (Dallas, Texas time) on the third Business Day prior to the date of the proposed issuance of such Letter of Credit, by the Company to the Issuing Bank issuing such Letter of Credit. Each Letter of Credit shall be issued upon notice given in accordance with the terms of any separate agreement between the Company and the Issuing Bank issuing such Letter of Credit in form and substance reasonably satisfactory to the Company and such Issuing Bank providing for the issuance of Letters of Credit pursuant to this Agreement (a "Letter of Credit Agreement"), provided that if any terms and conditions of such Letter of Credit Agreement are inconsistent with or more restrictive than this Agreement, this Agreement shall control. Each Issuing Bank shall deliver a copy of any Letter of Credit Agreement to the other Lenders. Each such notice of issuance of a Letter of Credit by the Company (a "Notice of Issuance") shall be by telephone or telecopier, specifying therein, in the case of a Letter of Credit, the requested
(i) date of such issuance (which shall be a Business Day), (ii) maximum amount of such Letter of Credit, (iii) expiration date of such Letter of Credit, (iv) name and address of the beneficiary of such Letter of Credit, and (v) form of such Letter of Credit and specifying such other information as shall be required pursuant to the relevant Letter of Credit Agreement. Upon sending a Notice of Issuance to the Issuing Bank issuing such Letter of Credit, the Company shall promptly send a copy thereof to the Agent. If the requested terms of such Letter of Credit are acceptable to such Issuing Bank in its reasonable discretion and such Issuing Bank has not received written notice of a Default or Event of Default from any Lender, such Issuing Bank will, upon fulfillment of the applicable conditions set forth in Article IV, make such Letter of Credit available to the Company as agreed with the Company in connection with such issuance. At least once each calendar month, the Agent shall obtain from each Issuing Bank and deliver to each Lender a summary report of the outstanding Letters of Credit issued by each Issuing Bank.

        (c) The payment by any Issuing Bank of a draft drawn under any Letter of Credit shall constitute for all purposes of this Agreement the making by such Issuing Bank of a Revolving Loan, which shall bear interest at the Base Rate, in the amount of such draft (but without any requirement for compliance with the conditions set forth in Article IV). In the event that a drawing under any Letter of Credit is not reimbursed by the Company by 12:00 noon (Dallas, Texas time) on the first Business Day after such drawing, the Issuing Bank issuing such Letter of Credit shall promptly notify the Agent and each other Lender. Each such Lender shall, on the first Business Day following such notification, make a Revolving Loan (or, if as a result of any bankruptcy, insolvency or similar law, the Lenders are prohibited from making a Revolving Loan, each Lender shall fund its participation purchased pursuant to Section 2.21(a) by making such amount available to the Agent), which shall bear interest at the Base Rate, and shall be used to repay the applicable portion of such Issuing Bank's Revolving Loan with respect to such Letter of Credit, in an amount equal to the amount of its participation in such drawing for application to reimburse such Issuing Bank (but without any requirement for compliance with the applicable conditions set forth in Article IV) and shall make available to the Agent for the account of such Issuing Bank, by deposit at the Agent's Principal Office, in same day funds, the amount of such Revolving Loan. In the event that any Lender fails to make available to the Agent for the account of such Issuing Bank the amount of such Revolving Loan, such Issuing Bank shall be entitled to recover such amount on demand from such Lender together with interest thereon at a rate per annum equal to the lesser of (i) the Highest Lawful Rate or (ii) the Federal Funds Rate.

        (d) The obligations of the Company under this Agreement with respect to any Letter of Credit, any Letter of Credit Agreement and any other agreement or instrument relating to any Letter of Credit or any Revolving Loan pursuant to
Section 2.21(c) shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, such Letter of Credit Agreement and such other agreement or instrument under all circumstances, including, without limitation, the following circumstances, unless such circumstance is caused by the gross negligence or willful misconduct of an Issuing Bank:

               (i) any lack of validity or enforceability of this Agreement, any other Loan Document, any Letter of Credit Agreement, any Letter of Credit or any other agreement or instrument relating thereto (collectively, the "L/C Related Documents");

               (ii) (A) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of the Company in respect of the Letters of Credit or any Revolving Loan pursuant to
        Section 2.21(c) or (B) any other amendment or waiver of or any consent to departure from all or any of the L/C Related Documents;

               (iii) the existence of any claim, set-off, defense or other right that the Company may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Persons for whom any such beneficiary or any such transferee may be acting), any Issuing Bank, any Lender or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by the L/C Related Documents or any unrelated transaction;

               (iv) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (v) payment by any Issuing Bank under a Letter of Credit against presentation of a draft or certificate that does not comply with the terms of the Letter of Credit;

               (vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any guarantee, for all or any of the obligations of the Company in respect of the Letters of Credit or any Revolving Loan pursuant to
        Section 2.21(c); or

               (vii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including, without limitation, any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Company or a guarantor.

        (e) Subject to Section 9.8, the Company shall pay to the Agent for the pro rata account of the Lenders, a per annum fee (which shall be payable quarterly in arrears on the last day of each March, June, September and December and on the Maturity Date) equal to the product of the Applicable Margin in effect from time to time for Eurodollar Loans multiplied by the average daily amount available for drawing under all outstanding Letters of Credit. Subject to
Section 9.8, such fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.

        (f) Subject to Section 9.8, the Company shall pay to the Agent for the account of each Issuing Bank a per annum fronting fee (which shall be payable quarterly in arrears on each March, June, September and December and on the Maturity Date) in an amount equal to the product of 0.125% multiplied by the average daily amount available for drawing under all outstanding Letters of Credit issued by such Issuing Bank. Subject to Section 9.8, such fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.

        (g) Subject to Section 9.8, the Company shall pay, with respect to each amendment, renewal or transfer of each Letter of Credit and each drawing made thereunder, reasonable documentary and processing charges in accordance with the Issuing Bank's standard schedule for such charges in effect at the time of such amendment, renewal, transfer or drawing, as the case may be.

        (h) Upon the occurrence of an Event of Default and demand by the Agent pursuant to Section 7.1 (except in the case of an Event of Default specified in Section 7.1(f) or (g), without any demand or taking of any other action by the Agent or any Lender), the Company will promptly pay to the Agent in immediately available funds an amount equal to the maximum amount then available to be drawn under the Letters of Credit then outstanding. Any amounts so received by the Agent shall be deposited by the Agent in a deposit account maintained by the Agent (the "L/C Cash Collateral Account").

        (i) As security for the payment of all Reimbursement Obligations and for any other obligations of the Company hereunder, the Company hereby grants, conveys, assigns, pledges, sets over and transfers to the Agent (for the benefit of the Issuing Bank and Lenders), and creates in the Agent's favor (for the benefit of the Issuing Bank and Lenders) a lien and security interest in all money, instruments and securities at any time held in or acquired in connection with the L/C Cash Collateral Account, together with all proceeds thereof. The L/C Cash Collateral Account shall be under the sole dominion and control of the Agent and the Company shall have no right to withdraw or to cause the Agent to withdraw any funds deposited in the L/C Cash Collateral Account during the continuance of any Event of Default. At any time and from time to time, upon the Agent's reasonable request, the Company promptly shall execute and deliver any and all such further instruments and documents, including UCC financing statements, as may be necessary, appropriate or desirable in the Agent's reasonable judgment to obtain the full benefits (including perfection and priority) of the security interest created or intended to be created by this paragraph (ii) and of the rights and powers herein granted. The Company shall not create or suffer to exist any Lien on any amounts or investments held in the L/C Cash Collateral Account other than the Lien granted under this clause (i).

        (j) The Agent shall (A) apply any funds in the L/C Cash Collateral Account on account of Reimbursement Obligations when the same become due and payable, (B) after the Maturity Date, apply any proceeds remaining in the L/C Cash Collateral Account first to pay any unpaid obligations then outstanding hereunder in the order set forth in Section 2.16 and then to refund any remaining amount to the Company.

        (k) The Company, no more than once in any calendar month, may direct the Agent to invest the funds held in the L/C Cash Collateral Account (so long as the aggregate amount of such funds exceeds any relevant minimum investment requirement) in (A) direct obligations of the United States or any agency thereof, or obligations guaranteed by the United States or any agency thereof and (B) one or more other types of investments permitted by the Required Lenders, in each case with such maturities as the Company, with the consent of the Required Lenders, may specify, pending application of such funds on account of Reimbursement Obligations or on account of other obligations hereunder, as the case may be. In the absence of any such direction from the Company, the Agent shall invest the funds held in the L/C Cash Collateral Account (so long as the aggregate amount of such funds exceeds any relevant minimum investment requirement) in one or more types of investments with the consent of the Required Lenders with such maturities as the Agent, with the consent of the Required Lenders, may determine, pending application of such funds on account of Reimbursement Obligations or on account of other obligations hereunder, as the case may be. All such investments shall be made in the Agent's name for the account of the Lenders, subject to the ownership interest therein of the Company. The Company recognizes that any losses or taxes with respect to such investments shall be borne solely by the Company, and the Company agrees to hold the Agent and the Lenders harmless from any and all such losses and taxes. The Agent may liquidate any investment held in the L/C Cash Collateral Account in order to apply the proceeds of such investment on account of the Reimbursement Obligations as provided in Section 2.21(j) hereof (or on account of any other obligations hereunder then due and payable, as the case may be) without regard to whether such investment has matured and without liability for any penalty or other fee incurred (with respect to which the Company hereby agrees to reimburse the Agent) as a result of such application.

        (l) After the establishment of the L/C Cash Collateral Account pursuant to Section 2.21(h), the Company shall pay to the Agent the fees customarily charged by the Agent with respect to the maintenance of accounts similar to the L/C Cash Collateral Account.

        (m) At such time as no Event of Default is in existence, the Agent shall return any amount remaining in the L/C Cash Collateral Account to the Company.

        Section 2.22 Booking Loans. Any Lender may make, carry or transfer Loans at, to or for the account of any of its branch offices or other offices or any office of any Affiliate. No such action shall result in any liability on the part of the Company from such action (except any such action which is made by a Lender for the purpose of complying with applicable law).


                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

        The Company represents and warrants to the Agent and the Lenders as follows:

        Section 3.1 Organization; Corporate Powers. The Company and each Significant Subsidiary is duly organized, validly existing and in good standing under the laws of the state of its respective incorporation or organization, has the requisite power and authority to own its property and assets and to carry on its business as now conducted and is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not have a material adverse effect on the condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole. The Company has the corporate power to execute, deliver and perform its obligations under this Agreement and the other Loan Documents, to borrow hereunder and to execute and deliver the Notes and all other Loan Documents.

        Section 3.2 Authorization. The execution, delivery and performance of this Agreement and the other Loan Documents, the Borrowings hereunder, and the execution and delivery of the Notes by the Company (a) have been duly authorized by all requisite corporate and, if required, stockholder action on the part of the Company and (b) will not (i) violate (A) any provision of law, statute, rule or regulation or the certificate of incorporation or the bylaws of the Company,
(B) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Company or (C) any provisions of any indenture, agreement or other instrument to which the Company is a party, or by which the Company or any of its properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or (iii) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Company.

        Section 3.3 Governmental Approval. No registration with or consent or approval of, or other action by, any federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the execution, delivery and performance of this Agreement and the other Loan Documents, the execution and delivery of the Notes or the Borrowings hereunder.

        Section 3.4 Enforceability. This Agreement has been duly executed and delivered by the Company and constitutes legal, valid and binding obligations of the Company and the Notes and the other Loan Documents, when duly executed and delivered by the Company, will constitute legal, valid and binding obligations of the Company, in each case enforceable in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditors rights generally).

        Section 3.5   Financial Statements.

        (a) The audited consolidated financial statements of the Company, as at December 31, 1997, a copy of which has been furnished to the Lenders, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year, and present fairly the financial conditions of the Company and its Subsidiaries, as at such date and the consolidated results of the operations of the Company and its Subsidiaries for the periods then ended.

        (b) The Form 10-Q of the Company as at March 31, 1998, copies of which have been furnished to the Lenders, has been prepared in accordance with all applicable rules, regulations and guidelines of the Securities and Exchange Commission and present fairly the financial condition of the Company and its Subsidiaries, as at such dates and the results of their operations for the periods then ended, subject to year end audit adjustments.

        Section 3.6 No Material Adverse Change. There has been no material adverse change in the businesses, assets, operations, prospects or condition, financial or otherwise, of the Company and its Subsidiaries, taken as a whole, since December 31, 1997.

        Section 3.7 Title to Properties. The Company and each of its Significant Subsidiaries has good and marketable title to, or valid leasehold interests in, all its properties and assets, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business and except for minor defects in title that do not interfere with the ability of the Company to conduct its business as now conducted.

        Section 3.8   Litigation; Compliance with Laws; Etc.

        (a) There are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary of the Company or the business, assets or rights of the Company or any Subsidiary of the Company (i) which involve this Agreement or any of the transactions contemplated hereby or (ii) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, materially impair the ability of the Company and its Subsidiaries to conduct business substantially as now conducted, or materially and adversely affect the business, assets, operations, prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or impair the validity or enforceability of or the ability of the Company to perform its obligations under this Agreement, the Notes or any of the other Loan Documents.

        (b) Neither the Company nor any Subsidiary is in violation of any law, the breach or consequence of which would materially and adversely affect the ability of the Company and its Subsidiaries, taken as a whole, to carry on their business, or in default under any material order, writ, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority binding upon any of them or their respective assets or any material indenture, mortgage, contract, agreement or other undertaking or instrument to which it is a party or by which any of its properties may be bound, and nothing has occurred which would materially and adversely affect the ability of the Company and its Subsidiaries, taken as a whole, to carry on their business or perform their obligations under any such order, writ, injunction, award or decree or any such material indenture, mortgage, contract, agreement or other undertaking or instrument.

        Section 3.9   Agreements; No Default.

        (a) Neither the Company nor any of its Subsidiaries is a party to any agreement or instrument or subject to any corporate restriction that has a present material and adverse effect on the business, properties, assets, operations, prospects or condition (financial or otherwise), of the Company and its Subsidiaries, taken as a whole.

        (b) Neither the Company nor any of its Subsidiaries is in default in any manner that would materially and adversely affect the business, properties, assets, operations, prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which the Company or any of its Subsidiaries is a party, which default might materially and adversely affect the financial condition or operations of the Company and its Subsidiaries, taken as a whole.

        (c) Neither the Company nor any of its Subsidiaries is in default under any agreement or instrument to which the Company or any Subsidiary is a party or by which any of their respective properties or assets is bound or affected, which default might materially and adversely affect the financial condition or operations of the Company and its Subsidiaries, taken as a whole. No Event of Default has occurred and is continuing.

        Section 3.10  Federal Reserve Regulations.

        (a) The Company is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

        (b) No part of the proceeds of the Loans or the Letters of Credit will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including Regulations T, U or X; provided, however, the Company may acquire Margin Stock if, upon the acquisition of such Margin Stock, 25% or less of the Company's total assets subject to the restrictions set forth in Section 6.1 would then be composed of Margin Stock, and furnish to the Agent upon its request, a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

        Section 3.11 Taxes. The Company and each of its Subsidiaries has filed all tax returns which are required to have been filed and has paid, or made adequate provisions for the payment of, all of its taxes which are due and payable, except such taxes, if any, as are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles have been maintained. The federal income tax liability of the Company has been audited by the Internal Revenue Service and has been finally determined and satisfied (or the time for audit has expired) for all tax years up to and including the tax year ended June 30, 1989. The Company deems the amounts and maximum final judgments from such action to be immaterial to the Company. The Company is not aware of any proposed assessment against it or any of its Subsidiaries for additional taxes (or any basis for any such assessment) which might be material to the Company and its Subsidiaries taken as a whole.

        Section 3.12 Pension and Welfare Plans. Each Plan complies in all material respects with all applicable statutes and governmental rules and regulations, and: (a) no Reportable Event has occurred and is continuing with respect to any Plan, (b) since May 27, 1994, neither the Company nor any ERISA Affiliate has withdrawn from any Plan or instituted steps to do so, except as listed on Exhibit 3.12 and (c) since May 27, 1994, no steps have been instituted to terminate any Plan. No condition exists or event or transaction has occurred in connection with any Plan which could result in the incurrence by the Company or any ERISA Affiliate of any material liability, fine or penalty. Neither the Company nor any ERISA Affiliate is a member of, or contributes to, any multiple employer Plan as described in section 4064 of ERISA. Neither the Company nor any of its Subsidiaries has any contingent liability with respect to any post-retirement "welfare benefit plans," as such term is defined in ERISA.

        Section 3.13 No Material Misstatements. Neither this Agreement, the other Loan Documents, the Confidential Offering Memorandum nor any other document delivered by or on behalf of the Company or any of its Affiliates (including the Company's Annual Report on Form 10-K for 1997 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended at March 31, 1998) in connection with any Loan Document or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

        Section 3.14 Investment Company Act; Public Utility Holding Company Act. The Company is neither an "investment company" nor a company "controlled" by an investment company as defined in, nor subject to regulation under, the Investment Company Act of 1940. The Company is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

        Section 3.15 Compliance with Laws. The Company and its Subsidiaries are in compliance with all statutes and governmental rules and regulations applicable to them, except where the failure to so comply could not reasonably be expected to have a material adverse effect on the business, assets, operations, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

        Section 3.16 Maintenance of Insurance. The Company maintains, and causes each of its Subsidiaries to maintain, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated.

        Section 3.17 Existing Liens. None of the assets of the Company or any of its Subsidiaries is subject to any Lien, except:

        (a) Liens for current taxes not delinquent or taxes being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

        (b) carriers', warehousemen's, mechanics', materialmen's and other like statutory Liens arising in the ordinary course of business securing obligations which are not overdue for a period of more than 90 days or which are being contested in good faith and by appropriate proceedings and as to which such reserves or other appropriate provisions as may be required by generally accepted accounting principles are being maintained;

        (c) pledges or deposits in connection with workers' compensation, unemployment insurance and other social security legislation;

        (d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, and other obligations of a like nature incurred in the ordinary course of business, and Liens securing reimbursement obligations created by open letters of credit for the purchase of inventory;

        (e) Liens granted by a Subsidiary of the Company to secure such Subsidiary's Indebtedness to the Company or to any other Subsidiary of the Company;

        (f) Liens, if any, disclosed in the financial statements referred to in Section 3.5; and

        (g) Liens otherwise permitted to be incurred pursuant to Section 6.1.

        Section 3.18 Environmental Matters. The Company and each of its Subsidiaries has complied in all material respects with all applicable federal, state, local and other statutes, ordinances, orders, judgments, rulings and regulations relating to environmental pollution or to environmental regulation or control. Neither the Company nor any of its Subsidiaries have received notice of any failure so to comply which alone or together with any other such failure could result in a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such
Subsidiary. None of the facilities of the Company or any of its Subsidiaries manage any hazardous wastes, hazardous substances, hazardous materials, toxic substances or toxic pollutants, as those terms are used in the Resource
Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, the Clean Air Act or the Clean Water Act, in violation of any regulations promulgated pursuant thereto or in any other applicable law where such violation could result, individually or together with other violations, in a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Subsidiary.

        Section 3.19 Year 2000 Compliance. The Company has (a) initiated a review and assessment of all areas within its and each of its Subsidiaries' business and operations (including those affected by its material suppliers and vendors) that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Company or any of its Subsidiaries (or its material suppliers and vendors) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999), (b) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis, and (c) to date, implemented that plan in accordance with that timetable. The Company reasonably believes that all computer applications (including those of its material suppliers and vendors) that are material to its or any of its Subsidiaries' business and operations will on a timely basis be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 Compliant"), except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Subsidiary.

                                   ARTICLE IV

                              CONDITIONS OF LENDING

        Section 4.1 Conditions Precedent to the Initial Borrowing and Letter of Credit. The obligation of each Lender to make its initial Loan and the obligation of the Issuing Bank to issue its initial Letter of Credit is subject to the condition precedent that the Agent shall have received on or before the initial Borrowing Date or the date of issuance of the initial Letter of Credit the following, each dated (unless otherwise indicated) the Execution Date and, with respect to all such documents referred to in Section 4.1(a), Section 4.1(c), Section 4.1(d) and Section 4.1(f), in sufficient copies for each Lender:

        (a) A counterpart of this Agreement (to which all of the Exhibits and Schedules have been attached) executed by the Company, the Agent and the Lenders.

        (b) Notes of the Company dated of even date herewith, properly executed by the Company to the order of the Lenders, respectively.

        (c) The Lenders shall have received (i) a copy of the certificate of incorporation, as amended, of the Company, certified by the Secretary of State of Delaware and a certificate as to the good standing of and charter documents filed by the Company from such Secretary of State; (ii) a copy of the certificate of authority to do business in the State of Texas, certified by the Secretary of State of Texas and a certificate as to the good standing of the Company from the Comptroller of the State of Texas; (iii) a certificate of the Secretary or an Assistant Secretary of the Company, dated as of June 25, 1998, and certifying (A) that attached thereto is a true and complete copy of the bylaws of the Company as in effect on the date of such certificate and at all times since a date prior to the date of the resolutions described in (B) below,
(B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Company authorizing the execution, delivery and performance of this Agreement and the Notes to be delivered by the Company and the Borrowings by the Company hereunder and that such resolutions have not been modified, rescinded or amended and are in full force and effect,
(C) that the certificate of incorporation of the Company has not been amended since the date of the last amendment thereto shown on the good standing certificate furnished pursuant to (i) above, (D) as to the incumbency and specimen signature of each officer of the Company executing this Agreement, the Notes or any other document delivered in connection herewith or therewith and
(E) that on or prior to June 25, 1998, the principal of and interest on all loans, all accrued fees and all other amounts due under the Existing Agreement shall have been paid in full (or with respect to fees thereunder, provision for payment shall have been made therefor) and the commitments thereunder shall have been terminated; (iii) a certificate of another officer of the Company as to the incumbency and specimen signature of the Secretary or such Assistant Secretary of the Company; and (iv) such other documents as any Lender or Donohoe, Jameson & Carroll, P.C., special counsel for the Agent, may reasonably request.

        (d)  A  certificate  of a  Senior  Vice  President,  an  Executive  Vice
President or a Vice President of the Company dated the initial Revolving Loan Borrowing Date or the date of the initial Letter of Credit certifying (i) the truth of the representations and warranties made by the Company in this Agreement and (ii) the absence of the occurrence and continuance of any Default or Event of Default.

        (e) The Agent shall have received the Agent's Letter duly executed by the Company.

        (f) The opinion of counsel to the Company, dated the initial Borrowing Date, addressed to the Agent and the Lenders and in the form of Exhibit 4.1 hereto.

        (g) An Administrative Questionnaire completed by each Lender.

        (h) The fees and disbursements required to be paid by Section 9.4 on the initial Borrowing Date shall have been paid or provision therefore shall have been made.

        Section 4.2 Conditions Precedent to Each Borrowing and Letter of Credit. The obligation of each Lender to make a Loan on the occasion of any Borrowing (including the initial Borrowing) and the obligation of the Issuing Bank to issue or extend each Letter of Credit (including the initial Letter of Credit) shall be subject to the further conditions precedent that on the Revolving Loan Borrowing Date of such Borrowing or the date of issuance or extension of such Letter of Credit the following statements shall be true (and each of the giving of the applicable Notice of Revolving Loan Borrowing or Notice of Issuance and the acceptance by the Company of the proceeds of such Borrowing or Letter of Credit shall constitute a representation and warranty by the Company that on the date of such Borrowing or issuance or extension of such Letter of Credit such statements are true):

        (a) The representations and warranties contained in Article III are correct on and as of the date of such Borrowing or issuance or extension of such Letter of Credit, before and after giving effect to such Borrowing or issuance or extension of such Letter of Credit and to the application of the proceeds therefrom, as though made on and as of such date;

        (b) No event has occurred and is continuing, or would result from such Borrowing or issuance or extension of such Letter of Credit or from the application of the proceeds therefrom, which constitutes either a Default or an Event of Default; and

        (c) Following the making of such Borrowing or issuance or extension of such Letter of Credit and all other Borrowings or issuances or extensions of Letters of Credit to be made on the same day under this Agreement, the aggregate principal amount of all Loans and Reimbursement Obligations then outstanding shall not exceed the Total Commitment.

        Notwithstanding the above, the obligation of each Lender to make a Revolving Loan pursuant to Section 2.21(c) (or fund its participation in respect of Letters of Credit pursuant to Section 2.21(c)) shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (a) the occurrence of any Default or Event of Default, (ii) the failure of the Company to satisfy any condition set forth in this Section 4.2, or (c) any other circumstance, happening or event whatsoever, except that the conditions precedent in Section 4.1 and 4.2 with respect to the Letter of Credit for which such Revolving Loan is made pursuant to Section 2.21(c) (or participation funded) shall have been satisfied at the time of the issuance or extension of such Letter of Credit.

        Section 4.3 Conditions Precedent to Conversions and Continuations. The obligation of the Lenders to convert any existing Revolving Loan Borrowing into a Eurodollar Borrowing or to continue any existing Revolving Loan Borrowing as a Eurodollar Borrowing is subject to the condition precedent that on the date of such conversion or continuation no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation. The acceptance of the benefits of each such conversion and continuation shall constitute a representation and warranty by the Company to each of the Lenders that no Default or Event of Default shall have occurred and be continuing or would result from the making of such conversion or continuation.

                                    ARTICLE V

                              AFFIRMATIVE COVENANTS

        So long as this Agreement shall remain in effect or the principal of or interest on any Note, any Reimbursement Obligation, any Commitment Fee or any other expense or amount payable hereunder shall be unpaid and until the Commitments of the Lenders shall expire or terminate, unless the Required Lenders shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Lender that:

        Section 5.1 Existence. The Company will maintain and preserve, and, subject to the provisions of clauses (v), (w) and (x) of Section 6.2, will cause each Significant Subsidiary to maintain and preserve, its respective existence as a corporation or other form of business organization, as the case may be, and all rights, privileges, licenses, patents, patent rights, copyrights, trademarks, trade names, franchises and other authority to the extent material and necessary for the conduct of its respective businesses in the ordinary course as conducted from time to time, including, in the case of the Company, its good standing and qualification to do business in the State of Texas.

        Section 5.2 Repair. The Company will maintain, preserve and keep, and will cause each of its Significant Subsidiaries to maintain, preserve and keep, all of its properties in good repair, working order and condition, and from time to time make, and the Company will make, and will cause each of the Significant Subsidiaries to make, all necessary and proper repairs, renewals, replacements, additions, betterments and improvements thereto so that at all times the efficiency thereof shall be fully preserved and maintained; the Company will at all times do or cause to be done all things necessary to preserve, renew and keep in full force and effect, and will cause each Significant Subsidiary to do or cause to be done all things necessary to preserve, renew and keep in full force and effect, the rights, licenses, permits, franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; maintain and operate such businesses in substantially the manner in which they are presently conducted and operated (subject to changes in the ordinary course of business); comply in all material respects with all laws and regulations applicable to the operation of such businesses whether now in effect or hereafter enacted and with all other applicable laws and regulations; and take all action which may be required to obtain, preserve, renew and extend all licenses, permits and other authorizations which may be material to the operation of such businesses.

        Section 5.3 Insurance. The Company will maintain, on a consolidated basis, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated or as the Agent or the Required Lenders may reasonably request from time to time.

        Section 5.4 Obligations and Taxes. The Company will pay and discharge and will cause each of its Subsidiaries to pay and discharge, when due, all taxes, assessments and governmental charges or levies imposed upon the Company or such Subsidiary, as the case may be, as well as all lawful claims for labor, materials and supplies or otherwise unless and only to the extent that the Company or such Subsidiary, as the case may be, is contesting such taxes, assessments and governmental charges, levies or claims in good faith and by appropriate proceedings and the Company or such Subsidiary has set aside on its books such reserves or other appropriate provisions therefor as may be required by generally accepted accounting principles.

        Section 5.5 Financial Statements; Reports. The Company will furnish to the Agent and each Lender:

        (a) Annual Audit Reports. Within 90 days after the end of each fiscal year of the Company, a copy of the annual audit report of the Company and its Subsidiaries prepared on a consolidated basis in conformity with generally accepted accounting principles consistently applied and certified by Price Waterhouse or another independent certified public accountant of recognized national standing;

        (b) Quarterly Financial Statements. Within 45 days after the end of each quarter (except the last quarter) of each fiscal year of the Company, a copy of the Form 10-Q of the Company, for such quarter, prepared in accordance with the rules, regulations and guidelines of the Securities and Exchange Commission, subject to normal year end audit adjustments;

        (c) Officer's Certificate. Together with the financial statements furnished by the Company under the preceding clauses (a) and (b), a certificate of the Company's Chief Financial Officer, Vice President and Treasurer or Vice President and Controller dated the date of such annual audit report or such quarterly financial statement, as the case may be, to the effect that no Event of Default or Default, has occurred or is continuing, or if there is any such event, describing it and the steps, if any, being taken to cure it, and containing a calculation, in form and substance satisfactory to the Agent, to evidence compliance with Section 6.9;

        (d) SEC and Other Reports. Copies of each filing and report made by the Company or any of its Subsidiaries with or to any securities exchange or the Securities and Exchange Commission and each communication from the Company or any of its Subsidiaries to shareholders generally, promptly upon the making thereof; and

        (e) Requested Information. Promptly, from time to time, such other reports or information as the Agent or any Lender may reasonably request.

        Section 5.6 Litigation and Other Notices. The Company will notify the Agent and the Lenders in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken by the Person(s) affected with respect thereto:

        (a) Judgment. The entry of any judgment or decree against the Company and its Subsidiaries, taken as a whole, if the amount of such judgment or decree exceeds $25,000,000 (after deducting the amount with respect to which the Company or such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing);

        (b) Suits and Proceedings. The filing or commencement of any action, suit or proceeding, whether at law or in equity or by or before any court or any federal, state, municipal or other governmental agency or authority as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could materially impair the right of the Company or any Significant Subsidiary to carry on business substantially as then conducted or materially and adversely affect the business, assets, operations, prospects or condition (financial or otherwise) of the Company or such Significant Subsidiary;

        (c)    Default.  The occurrence of any Event of Default or Default;

        (d) Material Adverse Change. The occurrence of a material adverse change in the business, operations or condition (financial or otherwise) of the Company and the Significant Subsidiaries, taken as a whole;

        (e) Pension and Welfare Plans. The occurrence of a Reportable Event with respect to any Plan; the institution of any steps by the Company, any of its Subsidiaries or any ERISA Affiliate, the PBGC or any other Person to terminate any Plan; the institution of any steps by the Company, or any of its Subsidiaries or any ERISA Affiliate to withdraw from any Plan; or the incurrence of any material increase in the contingent liability of the Company or any of its Subsidiaries with respect to any post-retirement welfare benefits; and

        (f) Other Events. The occurrence of such other events as the Agent or the Required Lenders may reasonably from time to time specify.

        Section 5.7 ERISA. The Company will comply, and will cause each of its Subsidiaries to comply, in all material respects with the applicable provisions of ERISA.

        Section 5.8 Books, Records and Access. The Company will maintain, and will cause each Significant Subsidiary to maintain, complete and accurate books and records in which full and correct entries and conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to the business and activities of the Company and each Significant Subsidiary. The Company will permit, and will cause each Significant Subsidiary to permit, reasonable access by the Agent and each Lender, upon reasonable request, to the books and records relating to the Company and the Significant Subsidiary during normal business hours, to permit or cause to be permitted, the Agent and each Lender to make extracts from such books and records and permit, or cause to be permitted, upon reasonable request, any authorized representative designated by any Lender to discuss the affairs, finances and condition of the Company or any Significant Subsidiary with such Person's principal financial officers and principal accounting officers and such other officers as the Company shall deem appropriate.

        Section 5.9 Use of Proceeds. The Company will use the proceeds of the Loans and the Letters of Credit only for general corporate purposes including the repayment of obligations outstanding under the Existing Agreement and the repayment of its commercial paper maturing from time to time.

        Section 5.10 Nature of Business. The Company will engage in, and will cause each Significant Subsidiary to engage in, substantially the same field of business as they are engaged in on the date hereof.

        Section 5.11 Compliance. The Company will comply, and will cause each of its Subsidiaries to comply, in all material respects with all statutes and governmental rules and regulations applicable to it including all such statutes and government rules and regulations relating to environmental pollution or to environmental regulation and control.

        Section 5.12 Year 2000 Compliance. The Company will promptly notify the Agent in the event the Company discovers or determines that any computer application (including those of its material suppliers and vendors) that is material to its or any of its Subsidiaries' business and operations will not be Year 2000 Compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a material adverse effect on the business, assets, operations, prospects or condition (financial or otherwise) of the Company or any such Subsidiary.


                                   ARTICLE VI

                               NEGATIVE COVENANTS

        So long as this Agreement shall remain in effect or the principal of or interest on any Note, any Reimbursement Obligation, any Commitment Fee or any other expense or amount payable hereunder shall be unpaid and until the Commitments of the Lenders shall expire or terminate, unless the Required Lenders shall otherwise consent in writing, the Company covenants and agrees with the Agent and each Lender that:

        Section 6.1 Liens. The Company will not, and will not permit any of its Subsidiaries to, incur, create, assume or permit to exist any Lien on any of its property or assets, whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:

        (a) Liens in connection with the acquisition by the Company or such Subsidiary of property after the date hereof by way of purchase money, mortgage, conditional sale or other title retention agreement, capitalized lease or other deferred payment contract, and attaching only to the property being acquired, if the Indebtedness secured thereby does not exceed 80% (100% in the case of a capitalized lease) of the fair market value of such property at the time of acquisition thereof nor $100,000,000 in the aggregate for the Company and all Subsidiaries at any one time outstanding;

        (b)    Liens referred to in Section 3.17;

        (c) other Liens securing obligations of the Company and its Subsidiaries not to exceed $50,000,000 in the aggregate and attaching to property of the Company or such other Subsidiary whose aggregate fair market value does not exceed $50,000,000; and

        (d) extensions, renewals and replacements of liens referred to in paragraphs (a) through (c) of this Section 6.1; provided, that any such extension, renewal or replacement lien shall be limited to the property or assets covered by the Lien extended, renewed or replaced and that the obligations secured by any such extension, renewal or replacement lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed or replaced.



        Section 6.2 Merger, Purchase and Sale. The Company will not, and will not permit any of its Subsidiaries to:

        (a)    be a party to any merger or consolidation;

        (b) sell, transfer, convey, lease or otherwise dispose of all or any substantial part of its assets;

        (c) sell or assign, with or without recourse, any accounts receivable or chattel paper; or

        (d) purchase or otherwise acquire all or substantially all the assets of any Person.

Notwithstanding the foregoing:

        (u) the Company or any of its Subsidiaries may sell or transfer real property including improvements located thereon and thereafter the Company or any of its Subsidiaries may rent or lease such property in a sale or leaseback transaction;

        (v) any Subsidiary of the Company may merge into the Company or into or with any Wholly-Owned Subsidiary so long as the Company or such Wholly-Owned Subsidiary, as the case may be, shall be the surviving entity;

        (w) any Subsidiary of the Company may sell, transfer, convey, lease or assign all or a substantial part of its assets to the Company or any Wholly-Owned Subsidiary;

        (x) any Person may merge into the Company and the Company may acquire all or substantially all the assets of any Person;

        (y) the Company and its Subsidiaries may (A) sell inventory in the ordinary course of business and (B) sell, transfer, convey, lease or dispose of less than any substantial part of the assets of the Company and its Subsidiaries;

        (z) the Company may sell, transfer, dispose or otherwise be divested of all or any substantial part of its interest in Computer City or the assets of Computer City; provided, in each of the cases described in the preceding clauses
(u), (v), (w), (x), (y) and (z), that immediately thereafter and after giving effect thereto:

        (i) no Event of Default or Default shall have occurred and be continuing;

        (ii)   the Company is a surviving entity, except as provided in clause
(v); and

        (iii) the surviving officers of the Company shall be substantially the same.

For purposes of this Section 6.2 only, a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Company and its Subsidiaries (other than pursuant to clauses (u), (w), (y)(A) and (z) of this Section 6.2) during the same fiscal year, exceeds 15% of the Company's consolidated total assets determined as of the end of the immediately preceding fiscal year. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.

        Section 6.3 Investments. The Company will not, and will not permit any of its respective Subsidiaries to, make or permit to exist any Investment in any Person, except for:

        (a) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale of goods and services in the ordinary course of business;


        (b) shares of stock, obligations or other securities received in settlement of claims arising in the ordinary course of business;

        (c) Investments in securities, maturing within two years and issued or fully guaranteed or insured by the United States of America or any agency thereof;

        (d) Investments in commercial paper, maturing in 270 days or less from the date of issuance, rated in the highest or second highest grade by a nationally recognized credit rating agency;

        (e) Investments in United States dollar denominated and eurodollar denominated time deposits, maturing within two years from the date of such Investment and issued by a bank or trust company having capital, surplus and undivided profits aggregating at least $500,000,000;

        (f) Investments outstanding on the date hereof in Subsidiaries by the Company and its Subsidiaries;

        (g)    other Investments outstanding on the date hereof and listed on
Exhibit 6.3;

        (h) Investments taken in respect of any sale or disposition of Computer City not to exceed $150,000,000 in aggregate principal amount;

        (i) other Investments of the Company and its Subsidiaries not exceeding 5% of Consolidated Tangible Net Worth at any time; and

        (j) endorsements of negotiable instruments for deposit or collection in the ordinary course of business.

        Section 6.4 Transactions with Affiliates. The Company will not enter into any transaction with any Affiliate except in the ordinary course of business and upon fair and reasonable terms no less favorable than the Company could obtain or could become entitled to in an arm's-length transaction with a person or entity which was not an Affiliate.

        Section 6.5 Other Agreements. The Company will not, and will not permit any of its Subsidiaries to, enter into any agreement containing any provision which would be violated or breached by the Company's performance of its obligations hereunder or under any instrument or document delivered or to be delivered by the Company hereunder or in connection herewith.

        Section 6.6 Fiscal Year; Accounting. The Company will not change its fiscal year or method of accounting (other than immaterial changes and methods and changes authorized by generally accepted accounting principles).

        Section 6.7 Credit Standards. The Company will not modify in any way the credit standards and procedures, the collection policies or the loss recognition procedures with respect to the creation or collection of Accounts if the modification would have a material adverse effect on the financial condition of the Company.

        Section 6.8 Pension Plans. The Company will not permit, and will not permit any of its Subsidiaries to permit, any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer such Plan, and not engage in, or permit to exist or occur, and will not permit any of its Subsidiaries to engage in, or permit to exist or occur, any other condition, event or transaction with respect to any Plan which could result in the incurrence by the Company or any such Subsidiary of any material liability, fine or penalty.

        Section 6.9 Senior Indebtedness to Tangible Net Worth Ratio. The Company will not permit the ratio of its Consolidated Senior Indebtedness to its Consolidated Tangible Net Worth to exceed (a) 1.0 to 1.0 at any time that the Company's rating for Index Debt is A- or higher by S&P or A3 or higher by Moody's and (b) 0.9 to 1.0 at any time that the Company's rating for Index Debt is below A- by S&P and below A3 by Moody's or there is no Index Debt Rating for the Company by Moody's and S&P. For purposes of the foregoing, if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the first day of the fiscal quarter immediately following the date on which such change is first announced by the rating agency making such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this Section 6.9 to reflect such changed rating system.

        Section 6.10 Guaranties. The Company will not, and will not permit any of its Subsidiaries to, become or be liable under any Guaranty except Guaranties
(a) which (x) in the case of Guaranties of Indebtedness for borrowed money, guarantee Indebtedness with a maximum principal amount, and (y) in all other cases are limited in amount to a stated maximum dollar exposure, (b) which are included in Indebtedness, and (c) which are:

        (i) Guaranties by the Company or a Wholly-owned Subsidiary of the Indebtedness of a Subsidiary of Company;

        (ii) Guaranties by a Subsidiary of the Company of Indebtedness of the Company;

        (iii) Guaranties by the Company of notes issued by the plan trustee to fund the Tandy Employee Stock Ownership Plan so long as the aggregate outstanding principal amount of all such notes does not at any time exceed $100,000,000;

        (iv) obligations of the Company in respect of leases of real property which the Company no longer operates, provided (A) the Company was the original lessee with respect to such leases and (B) the obligations of the Company in respect of such leases were permitted under Section 6.11 when incurred; or

        (v)    other   Guaranties  not  exceeding   $100,000,000   in  aggregate
               principal amount at any time outstanding.

        Section 6.11 Leases. The Company will not at any time enter into or permit to exist, and will not permit any of its Subsidiaries to enter into or permit to exist, any arrangements for the leasing by the Company or any of its Subsidiaries, as lessee, of any real or personal property (or any interest therein) under leases (other than capitalized leases); provided, however, the Company and its Subsidiaries may enter into and permit to exist such leases which require the payment by the Company and such Subsidiaries on a consolidated basis of minimum rental amounts in the aggregate in any one fiscal year not in excess of 30% of Consolidated Tangible Net Worth as of the end of the fiscal year preceding such time.


                                   ARTICLE VII

                                EVENTS OF DEFAULT

        Section 7.1 Events of Default. In case of the happening of any of the following events (herein called "Events of Default"):

        (a) any representation or warranty made or deemed made in or in connection with this Agreement, the Notes, any other Loan Documents or the Borrowings or Letters of Credit hereunder or in any report, certificate, financial statement or other instrument furnished in connection with this Agreement or the execution and delivery of the Notes or the Borrowings hereunder shall prove to have been false or misleading in any material respect when made or deemed made;

        (b) default shall be made in the payment of any principal of, or any installment of principal of, any Note or Reimbursement Obligation when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

        (c) default shall be made in the payment of any interest on any Note or Reimbursement Obligation or any Commitment Fee or any other amount due under this Agreement or any other Loan Document, when and as the same shall become due and payable, and such default shall continue unremedied for a period of three days;

        (d) default shall be made in the due observance or performance of any covenant, condition or agreement contained in Sections 5.1, 5.5 or 5.6 or
Article VI;

        (e) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed pursuant to this Agreement or any other Loan Document and such default shall continue unremedied for 15 days;

        (f) the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary) shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, liquidation or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or such Subsidiary or for a substantial part of either the Company's or such Subsidiary's property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors,
(vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take any corporate or other action for the purpose of effecting any of the foregoing;

        (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company or any of its Subsidiaries (other than an Insignificant Foreign Subsidiary), or of a substantial part of the property or assets of the Company or such Subsidiary, under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company or such Subsidiary or for a substantial part of the property of the Company or such Subsidiary or (iii) the winding-up or liquidation of the Company or such Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 60 days;

        (h) default or defaults (other than defaults in the payment of principal or interest) shall be made with respect to any Indebtedness or Interest Hedge Agreements of the Company or any of its Subsidiaries (other than Insignificant Foreign Subsidiaries), if the total Indebtedness and obligations in respect of Interest Hedge Agreements in default exceeds in the aggregate for the Company and its Subsidiaries (other than Insignificant Foreign Subsidiaries) an amount equal to $50,000,000 and if the effect of such default or defaults shall be to accelerate, or to permit the holder or obligee of any Indebtedness or obligations in respect of Interest Hedge Agreements (or any trustee on behalf of such holder or obligee) to accelerate (with or without notice or lapse of time or both), the maturity of any Indebtedness or obligations in respect of Interest Hedge Agreements or require such Indebtedness or obligations in respect of Interest Hedge Agreements to be purchased, prepaid or redeemed; or any payment of principal or interest, regardless of amount, on any Indebtedness or obligations in respect of Interest Hedge Agreements of the Company or any of its Subsidiaries (other than Insignificant Foreign Subsidiaries) shall not be paid when due, whether at maturity, by acceleration or otherwise (after giving effect to any period of grace as specified in the instrument evidencing or governing such Indebtedness or obligations);

        (i)    a Change of Control shall occur;

        (j) a Reportable Event or Reportable Events shall have occurred with respect to any Plan or Plans that reasonably could be expected to result in liability of the Company or any of its Subsidiaries to the PBGC in an aggregate amount in excess of $1,000,000 and within 30 days after the reporting of such Reportable Event or Reportable Events to the Lenders, the Agent shall have notified the Company in writing that (i) it has determined that on the basis of such Reportable Event or Reportable Events there are reasonable grounds for termination of the Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan and (ii) as a result of such determination, an Event of Default exists hereunder; or the PBGC shall have instituted proceedings to terminate any Plan or Plans, or a trustee shall have been appointed by a United States District Court to administer any Plan or Plans, with vested unfunded liabilities aggregating in excess of $1,000,000; or

        (k) there shall be entered against the Company or any of its Subsidiaries one or more judgments or decrees in excess of $50,000,000 in the aggregate at any one time outstanding for the Company and all such Subsidiaries and all such judgments or decrees in the amount of such excess shall not have been vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof, excluding those judgments or decrees for and to the extent which the Company or any such Subsidiary is insured and with respect to which the insurer has assumed responsibility in writing or for and to the extent which the Company or any such Subsidiary is otherwise indemnified if the terms of such indemnification are satisfactory to the Required Lenders; then, and in any such event (other than an event with respect to the Company described in paragraph
(f) or (g) above), and at any time thereafter during the continuance of such event, the Agent may, and at the request of the Required Lenders shall, by written or telegraphic notice to the Company, take either or both of the following actions at the same or different times: (i) terminate forthwith the Commitments of the Lenders hereunder (if not theretofore terminated) and (ii) declare the Notes then outstanding to be forthwith due and payable, whereupon the principal of the Notes and Reimbursement Obligations, together with accrued interest thereon and any unpaid accrued Commitment Fees and all other liabilities of the Company accrued hereunder, shall become forthwith due and payable both as to principal and interest, without presentment, demand, protest, notice of protest, notice of intent to accelerate, notice of acceleration or any other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding; and in any event with respect to the Company described in paragraph (f) or (g) above, the Commitments of the Lenders shall automatically terminate (if not theretofore terminated) and the Notes shall automatically become due and payable, both as to principal and interest, without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or other notice of any kind, all of which are hereby expressly waived by the Company, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding. Furthermore, if any Letter of Credit shall be then outstanding, the Agent may at its election, and shall upon the direction of the Required Lenders, make demand upon the Company to, and forthwith upon such demand (but in the case of an Event of Default described in paragraph (f) or (g) above, without any demand or taking of any other action by the Agent or any Lender), the Company shall, pay to the Agent in same day funds at the office of the Agent for deposit in the L/C Cash Collateral Account, an amount equal to the maximum amount available to be drawn under the Letters of Credit then outstanding.


                                  ARTICLE VIII

                                    THE AGENT

        Section 8.1 Authorization and Action. In order to expedite the various transactions contemplated by this Agreement, each Lender hereby irrevocably appoints and authorizes NationsBank to act as Agent on its behalf. Each of the Lenders, and each subsequent holder of any Note by its acceptance thereof, hereby irrevocably authorizes and directs the Agent to take such action on behalf of such Lender or holder under the terms and provisions of this Agreement and to exercise such powers hereunder as are specifically delegated to or required of the Agent by the terms and provisions hereof, together with such powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through its agents and employees. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement or any other Loan Document a fiduciary relationship in respect of any Lender; and nothing in this Agreement or any other Loan Document, expressed or implied, is intended to, or shall be so construed as to, impose upon the Agent any obligations in respect of this Agreement or any other Loan Document except as expressly set forth herein or therein. The Agent is hereby expressly authorized on behalf of the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received; (b) to give notice within a reasonable time on behalf of each of the Lenders to the Company of any Default or Event of Default specified in this Agreement of which the Agent has actual knowledge as provided in Section 8.7; (c) to distribute to each Lender copies of all notices, agreements, and other material as provided for in this Agreement as received by the Agent; and (d) to distribute to the Company any and all requests, demands and approvals received by the Agent or from the Lenders. As to any matters not expressly provided for by this Agreement, the Notes or the other Loan Documents (including enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes and the Loans; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law.

        Section 8.2   Agent's Reliance, Etc.

        (a) Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, the Notes or any of the other Loan Documents (i) with the consent or at the request of the Required Lenders or
(ii) in the absence of its or their own gross negligence or willful misconduct (it being the express intention of the parties hereto that the Agent and its directors, officers, agents and employees shall have no liability for actions and omissions under this Section 8.2 resulting from their sole ordinary or contributory negligence).

        (b) Without  limitation of the generality of the  foregoing,  the Agent:
(i) may treat the payee of each Note and the obligations of the Company hereunder as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (ii) may consult with legal counsel (including counsel for the Company), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations made in or in connection with this Agreement, any Note or any other Loan Document; (iv) except as otherwise expressly provided herein, shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement, any Note or any other Loan Document or to inspect the property (including the books and records) of the Company; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, collectibility, genuineness, sufficiency or value of this Agreement, any Note, any other Loan Document or any other instrument or document furnished pursuant hereto or thereto; (vi) shall not be responsible to any Lender for the perfection or priority of any Lien securing the Loans; and (vii) shall incur no liability under or in respect of this Agreement, any Note or any other Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telegram, telecopier, cable or telex) reasonably believed by it to be genuine and signed or sent by the proper party or parties.

        Section 8.3 Agent and Affiliates; NationsBank and Affiliates. Without limiting the right of any other Lender to engage in any business transactions with the Company or any of its Affiliates, with respect to their Commitments, the Loans, if any, made by them and the Notes, if any, issued to them, NationsBank shall have the same rights and powers under this Agreement, any Note or any of the other Loan Documents as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include NationsBank, in its individual capacity. NationsBank and its Affiliates may be engaged in, or may hereafter engage in, one or more loan, letter of credit, leasing or other financing activities not the subject of the Loan Documents (collectively, the "Other NationsBank Financings") with the Company or any of its Affiliates, or may act as trustee on behalf of, or depositary for, or otherwise engage in other business transactions with the Company or any of its Affiliates (all Other NationsBank Financings and other such business transactions being collectively, the "Other NationsBank Activities") with no responsibility to account therefor to the Lenders. Without limiting the rights and remedies of the Lenders specifically set forth in the Loan Documents, no other Lender shall have any interest in (a) any Other NationsBank Activities, (b) any present or future guarantee by or for the account of the Company not contemplated or included in the Loan Documents, (c) any present or future offset exercised by the Agent in respect of any such Other NationsBank Activities, (d) any present or future property taken as security for any such Other NationsBank Activities or (e) any property now or hereafter in the possession or control of the Agent which may be or become security for the obligations of the Company under the Loan Documents by reason of the general description of indebtedness secured, or of property contained in any other agreements, documents or instruments related to such Other NationsBank Activities; provided, however, that if any payment in respect of such guarantees or such property or the proceeds thereof shall be applied to reduction of the obligations evidenced hereunder and by the Notes, then each Lender shall be entitled to share in such application according to its pro rata portion of such obligations.

        Section 8.4   Agent's Indemnity.

        (a) The Agent shall not be required to take any action hereunder or to prosecute or defend any suit in respect of this Agreement, the Notes or any other Loan Document unless indemnified to the Agent's satisfaction by the Lenders against loss, cost, liability and expense. If any indemnity furnished to the Agent shall become impaired, it may call for additional indemnity and cease to do the acts indemnified against until such additional indemnity is given. IN ADDITION, THE LENDERS AGREE TO INDEMNIFY THE AGENT (TO THE EXTENT NOT REIMBURSED BY THE COMPANY), RATABLY ACCORDING TO THE RESPECTIVE AGGREGATE PRINCIPAL AMOUNTS OF THE NOTES THEN HELD BY EACH OF THEM (OR IF NO NOTES ARE AT THE TIME OUTSTANDING, RATABLY ACCORDING TO THE RESPECTIVE AMOUNTS OF THEIR COMMITMENTS, OR IF NO COMMITMENTS ARE OUTSTANDING, THE RESPECTIVE AMOUNTS OF THE COMMITMENTS IMMEDIATELY PRIOR TO THE TIME THE COMMITMENTS CEASED TO BE OUTSTANDING), FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER WHICH MAY BE IMPOSED ON, INCURRED BY, OR ASSERTED AGAINST THE AGENT IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY ACTION
TAKEN OR OMITTED TO BE TAKEN BY THE AGENT UNDER THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS (INCLUDING ANY ACTION TAKEN OR OMITTED UNDER ARTICLE II OF THIS AGREEMENT). WITHOUT LIMITATION OF THE FOREGOING, EACH LENDER AGREES TO REIMBURSE THE AGENT PROMPTLY UPON DEMAND FOR ITS RATABLE SHARE OF ANY OUT-OF-POCKET EXPENSES (INCLUDING REASONABLE COUNSEL FEES) INCURRED BY THE AGENT IN CONNECTION WITH THE PREPARATION, EXECUTION, ADMINISTRATION, OR ENFORCEMENT OF, OR LEGAL ADVICE IN RESPECT OF RIGHTS OR RESPONSIBILITIES UNDER, THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS TO THE EXTENT THAT THE AGENT IS NOT REIMBURSED FOR SUCH EXPENSES BY THE COMPANY. THE PROVISIONS OF THIS
SECTION 8.4 SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT, THE PAYMENT OF THE LOANS AND/OR THE ASSIGNMENT OF ANY OF THE NOTES.

        (b) NOTWITHSTANDING THE FOREGOING,  NO LENDER SHALL BE LIABLE UNDER THIS
SECTION 8.4 TO THE AGENT FOR ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES OR DISBURSEMENTS DUE TO THE AGENT RESULTING FROM THE AGENT'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. EACH LENDER AGREES, HOWEVER, THAT IT EXPRESSLY INTENDS, UNDER THIS SECTION 8.4, TO INDEMNIFY THE AGENT RATABLY AS AFORESAID FOR ALL SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES AND DISBURSEMENTS ARISING OUT OF OR RESULTING FROM THE

AGENT'S SOLE ORDINARY OR CONTRIBUTORY NEGLIGENCE TO THE EXTENT THAT SUCH CONTRIBUTORY NEGLIGENCE DOES NOT CONSTITUTE GROSS NEGLIGENCE.

        Section 8.5 Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 3.5 and Section 5.5 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, the other Loan Documents, any related agreement or any document furnished hereunder.

        Section 8.6 Successor Agent. Subject to the appointment and acceptance of a successor Agent as provided herein, the Agent may resign at any time by giving written notice thereof to the Lenders and the Company. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Agent, subject to the approval of the Company, which approval shall not be unreasonably withheld (provided, that if an Event of Default shall have occurred and be continuing, no consent of the Company shall be required). If no successor Agent shall have been so appointed by the Required Lenders, approved by the Company and shall have accepted such appointment, all within 30 calendar days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States or of any state thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder and under the Notes by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement and the Notes. After any retiring Agent's resignation as the Agent hereunder and under the Notes, the provisions of this Article VIII and Section 9.4 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement and the Notes. No resignation of the Agent shall be effective until the appointment and acceptance of a successor Agent as provided herein.

        Section 8.7 Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Agent shall have received notice from a Lender or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default" or "notice of event of default", as applicable. If the Agent receives such a notice, the Agent shall give notice thereof to the Lenders and, if such notice is received from a Lender, the Agent shall give notice thereof to the other Lenders and the Company. The Agent shall be entitled to take action or refrain from taking action with respect to such Default or Event of Default as provided in Section
8.1 and Section 8.2.


                                   ARTICLE IX

                                  MISCELLANEOUS

        Section 9.1 Notices, Etc. The Agent, any Lender or the holder of any of the Notes or Loans, giving consent or notice or making any request of the Company provided for hereunder, shall notify each Lender and the Agent thereof. In the event that the holder of any Note (including any Lender) shall transfer such Note, it shall promptly so advise the Agent which shall be entitled to assume conclusively that no transfer of any Note has been made by any holder (including any Lender) unless and until the Agent receives written notice to the contrary. All notices, consents, requests, approvals, demands and other communications (collectively, "Communications") provided for herein shall be in writing (including telecopy Communications) and mailed, telecopied or delivered:

        (a)    if to the Company, at

               100 Throckmorton Street, Suite 1800
               Fort Worth, Texas 76102
               Attention:    Mr. Loren K. Jensen, Vice President and Treasurer
               Telecopy No.  (817) 415-2638;

        (b)    if to the Agent, at

               901 Main Street, 67th Floor
               Dallas, Texas 75202
               Attention:    Ms. Kimberley A. Knop
               Telecopy No.  (214) 508-0980

               with a copy to:

               901 Main Street, 14th Floor
               Dallas, Texas 75202
               Attention:    Ms. Traci Vinson
               Telecopy No.  (214) 508-2515

        (c) if to any Lender, as specified on the signature page for such Lender hereto or, in the case of any Person who becomes a Lender after the date hereof, as specified on the Assignment and Acceptance executed by such Person or in the Administrative Questionnaire delivered by such Person or, in the case of any party hereto, such other address or telecopy number as such party may hereafter specify for such purpose by notice to the other parties.

        All Communications shall, when mailed, telecopied or delivered, be effective when mailed by certified mail, return receipt requested to any party at its address specified above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto), or telecopied to any party to the telecopy number set forth above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other telecopy number designated by such party in a Communication to the other parties hereto), or delivered personally to any party at its address specified above, on the signature page hereof or on the signature page of such Assignment and Acceptance (or other address designated by such party in a Communication to the other parties hereto); provided, however, Communications to the Agent pursuant to
Article II or Article VII shall not be effective until received by the Agent.

        Section 9.2 Survival of Agreement. All covenants, agreements, representations and warranties made by the Company herein and in the other Loan Documents and in the certificates or other instruments prepared or delivered in connection with this Agreement shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans and the execution and delivery to the Lenders of the Notes evidencing such Loans and shall continue in full force and effect as long as the principal of or any accrued interest on any Note or any Commitment Fee or any other fee or amount payable under the Notes or this Agreement is outstanding and unpaid and so long as the Commitments have not been terminated.

        Section 9.3   Successors and Assigns; Participations.

        (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Company, the Agent or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. The Company may not assign or transfer any of its rights or obligations hereunder without the prior written consent of all the Lenders.

        (b) Each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including a portion of its Commitment and the same portion of the Loans at the time owing to it and the Notes held by it); provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, the Company, the Agent (and any Issuing Bank, if other than the Agent) must give their prior written consent by countersigning the Assignment and Acceptance (which consent shall not be unreasonably withheld), provided that upon the occurrence and during the continuance of an Event of Default, the consent of the Company shall not be required, (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations to this Agreement, (iii) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall (A) be equal to the entire amount of the Commitment of the assigning Lender or (B) if not equal to the entire amount of the Commitment of the assigning Lender, in no event be less than $10,000,000 and shall be in an amount which is an integral multiple of $1,000,000;provided, however, for purposes of this Section 9.3(b)(iii)(B), that the retained Commitment of the assigning Lender may not be less than $10,000,000, (iv) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance substantially in the form of Exhibit 9.3 hereto (an "Assignment and Acceptance"), together with any Notes subject to such assignment and a processing and recordation fee of $3,500 payable by the Lender's assignor thereunder, and (v) the assignee shall deliver to the Agent an Administrative Questionnaire. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof unless otherwise agreed to by the assigning Lender, the Eligible Assignee thereunder and the Agent, (x) the assignee thereunder shall be a party hereto and under the other Loan Documents and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the other Loan Documents and (y) the Lender thereunder shall, to the extent provided in such assignment, be released from its obligations under this Agreement.

        (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or any of its Subsidiaries or the performance or observance by the Company or any of its Subsidiaries of any of their respective obligations under this Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 3.5 and Section 5.5 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Lender's assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

        (d) The Agent shall maintain at its address referred to in Section 9.1 a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Commitments of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of demonstrable error, and the Company and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Lender at any reasonable time and from time to time upon reasonable prior notice.

        (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Eligible Assignee together with the Notes subject to such assignment, the processing and recordation fee referred to in paragraph (b) above and, if required, the Company's written consent to such assignment, the Agent shall (subject to the consent of the Company to such assignment, if required), if such Assignment and Acceptance has been completed and is in the form of Exhibit 9.3, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Company and the Lenders. Within five Business Days after receipt of notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered Notes new Notes to the order of such
Eligible Assignee in an amount equal to the assigning Lender's Commitment assumed by it pursuant to such Assignment and Acceptance, and new Notes to the order of the assigning Lender in an amount equal to the portion of its Commitment retained by the assigning Lender hereunder. Such new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit 2.4 hereto, as applicable. Each cancelled Note shall be returned to the Company.

        (f) Each Lender may without the consent of the Company or the Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it and the Note held by it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the cost protection provisions contained in Sections 2.13 through 2.15 to the same extent that the Lender from which such participating bank or other entity acquired its participation would be entitled to the benefit of such cost protection provisions and (iv) the Company, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this
Agreement, and such Lender shall retain the sole right to enforce the obligations of the Company relating to the Loans and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers with respect to any fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, or the dates fixed for payments of principal of or interest on the Loans).

        (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.3, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Company furnished to such Lender by or on behalf of the Company; provided that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree (subject to customary exceptions) to preserve the confidentiality of any confidential information relating to the Company received from such Lender.

        (h) Anything in this Section 9.3 to the contrary notwithstanding, any Lender may at any time, without the consent of the Company or the Agent, assign and pledge all or any portion of its Commitment and the Loans owing to it to any Federal Reserve Bank (and its transferees) as collateral security pursuant to Regulation A of the Board and any Operating Circular issued by such Federal Reserve Bank. No such assignment shall release the assigning Lender from its obligations hereunder.

        (i) All  transfers  of any  interest in any Note  hereunder  shall be in compliance with all federal and state securities laws, if applicable. Notwithstanding the foregoing sentence, however, the parties to this Agreement do not intend that any transfer under this Section 9.3 be construed as a "purchase" or "sale" of a "security" within the meaning of any applicable federal or state securities laws.

        Section 9.4   Expenses of the Lenders; Indemnity.

        (a) The Company agrees to pay all reasonable out-of-pocket expenses reasonably incurred by the Agent in connection with the preparation of this Agreement, the Notes and the other Loan Documents or with any amendments, modifications or waivers of the provisions hereof (whether or not the transactions hereby contemplated shall be consummated) or reasonably incurred by the Agent, any Lender or any Issuing Bank in connection with the enforcement or protection of their rights in connection with this Agreement or any other Loan Documents or with the Loans made or the Notes issued hereunder, including the reasonable fees and disbursements of Donohoe, Jameson & Carroll, P.C., special counsel for the Agent, and, in connection with such enforcement or protection, the reasonable fees and disbursements of other counsel for any Lender or any Issuing Bank, including allocated staff counsel costs for any Lender or Issuing Bank that elects to use the services of staff counsel in lieu of outside counsel. The Company agrees to indemnify the Agent, the Lenders and each Issuing Bank from and hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or any of the Notes or other Loan Documents.

        (b) THE COMPANY AGREES TO INDEMNIFY THE AGENT, THE LENDERS, THE ISSUING BANKS, AND THEIR DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS (EACH SUCH PERSON BEING CALLED AN "INDEMNITEE") AGAINST, AND TO HOLD THE LENDERS AND SUCH OTHER INDEMNITEE HARMLESS FROM, ANY AND ALL LOSSES, CLAIMS, DAMAGES, LIABILITIES AND RELATED EXPENSES, INCLUDING REASONABLE COUNSEL FEES AND EXPENSES, INCURRED BY OR ASSERTED AGAINST ANY INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF (i) THE EXECUTION AND DELIVERY OF THIS AGREEMENT AND THE OTHER DOCUMENTS CONTEMPLATED HEREBY, THE PERFORMANCE BY THE PARTIES HERETO AND THERETO OF THEIR RESPECTIVE OBLIGATIONS HEREUNDER AND THEREUNDER (INCLUDING THE MAKING OF THE COMMITMENT OF EACH LENDER) AND CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY, (ii) THE USE OF PROCEEDS OF THE LOANS OR ANY LETTER OF CREDIT OR (iii) ANY CLAIM, LITIGATION, INVESTIGATION OR PROCEEDING RELATING TO ANY OF THE FOREGOING, WHETHER OR NOT ANY INDEMNITEE IS A PARTY THERETO; PROVIDED THAT SUCH INDEMNITY SHALL NOT, AS TO ANY LENDER, APPLY TO ANY
(i) SUCH LOSSES,  CLAIMS,  DAMAGES,  LIABILITIES  OR RELATED  EXPENSES  THAT ARE
DETERMINED BY A COURT OF COMPETENT JURISDICTION BY FINAL AND NONAPPEALABLE JUDGMENT TO HAVE RESULTED FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE, (ii) MATTERS RAISED BY A PARTICIPANT AGAINST ANY INDEMNITEE OR
(iii) MATTERS RAISED BY ONE INDEMNITEE AGAINST ANOTHER INDEMNITEE. THE COMPANY AGREES, HOWEVER, THAT IT EXPRESSLY INTENDS TO INDEMNIFY EACH INDEMNITEE FROM AND HOLD EACH OF THEM HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES OR EXPENSES ARISING OUT OF THE ORDINARY SOLE OR CONTRIBUTORY NEGLIGENCE OF SUCH INDEMNITEE, BUT NOT THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE.

        (c) The provisions of this Section 9.4 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any Note, or any investigation made by or on behalf of any Lender. All amounts due under this Section 9.4 shall be payable on written demand therefor.

        Section 9.5 Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or any branch Subsidiary or Affiliate of such Lender to or for the credit or the account of the Company against any of and all the obligations of the Company now or hereafter existing under this Agreement and the Note held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Company after any such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section 9.5 are in addition to other rights and remedies (including other rights of setoff) which such Lender may have under applicable law.

        Section 9.6 Governing Law. This Agreement, the Notes, the other Loan Documents and all other documents executed in connection herewith, shall be deemed to be contracts and agreements executed by the Company, the Agent and the Lenders under the laws of the State of Texas and of the United States of America and for all purposes shall be governed by, and construed and interpreted in accordance with, the laws of said state (without regard to principles of conflicts of law) and of the United States of America. Without limitation of the foregoing, nothing in this Agreement, the Notes or the other Loan Documents shall be deemed to constitute a waiver of any rights which any Lender may have under applicable federal legislation relating to the amount of interest which such Lender may contract for, take, receive, or charge in respect of any Loans, including any right to take, receive, reserve and charge interest at the rate allowed by the law of the state where such Lender is located. The Agent, the Lenders and the Company further agree that insofar as the laws of the State of Texas, are at any time applicable to the determination of the Highest Lawful Rate with respect to the Notes, the applicable rate ceiling shall be (a) the weekly rate ceiling computed in accordance with Article 5069-ID.003, Title 79, Revised Civil Statutes of Texas, 1925, as amended, or (b) if the parties subsequently contract as allowed by law, the quarterly ceiling or the annualized ceiling computed pursuant to Article 5069-ID.008, Title 79, Revised Civil Statutes of Texas, 1925, as amended; provided, however, that at any time the weekly rate ceiling, the quarterly ceiling or the annualized ceiling shall be less than 18% per annum or more than 24% per annum, the provisions of Article 5069-ID.009, Title 79, Revised Civil Statutes of Texas, 1925, as amended, shall control. The provisions of Chapter 346 of the Texas Finance Code, as amended, do not apply to this Agreement or any Note issued hereunder.

        Section 9.7   Waivers; Amendments.

        (a) No failure or delay of any Agent or any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent and the Lenders hereunder are cumulative and not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement, the Notes or the other Loan Documents or consent to any departure by the Company therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances. Each holder of any Note shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

        (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Company and the Required Lenders; provided, however, that no such agreement shall (i) change the principal amount of, or extend or advance the maturity of or any date for the payment of any principal of or interest on, any Loan or Reimbursement Obligation, or waive or excuse any such payment or any part thereof, or reduce the rate of interest on any Loan or Reimbursement Obligation, without the written consent of each Lender affected thereby, (ii) change the Commitment of any Lender without the written consent of such Lender, or reduce the Commitment Fees of or fees in respect of any Letter of Credit owed to any Lender without the written consent of each Lender or (iii) amend or modify the provisions of this Section 9.7, Section 2.8, Sections 2.11 through 2.16, Section 2.18, Section 2.19, Section 9.3 or the definition of the "Required Lenders," without the written consent of each Lender; provided further that no such agreement shall amend, modify, waive or otherwise affect the rights or duties of the Agent hereunder without the written consent of the Agent; and provided further that no such agreement shall amend, modify, waive or otherwise affect the rights or duties of any Issuing Bank hereunder without the written consent of such Issuing Bank. Each Lender and each holder of any Note shall be bound by any modification or amendment authorized by this Section 9.7 regardless of whether its Note shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this Section 9.7 shall bind any Person subsequently acquiring a Note from it, whether or not such Note shall be so marked.

        Section 9.8 Interest. Each provision in this Agreement and each other Loan Document is expressly limited so that in no event whatsoever shall the amount paid, or otherwise agreed to be paid, to the Agent or any Lender for the use, forbearance or detention of the money to be loaned under this Agreement or any Loan Document or otherwise (including any sums paid as required by any covenant or obligation contained herein or in any other Loan Document which is for the use, forbearance or detention of such money), exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate, and all amounts owed under this Agreement and each other Loan Document shall be held to be subject to reduction to the effect that such amounts so paid or agreed to be paid which are for the use, forbearance or detention of money under this Agreement or such Loan Document shall in no event exceed that amount of money which would cause the effective rate of interest to exceed the Highest Lawful Rate. Anything in this Agreement or any Note or any other Loan Document to the contrary notwithstanding, the Company shall never be required to pay unearned interest on any Note and shall never be required to pay interest on such Note at a rate in excess of the Highest Lawful Rate, and if the effective rate of interest which would otherwise be payable under this Agreement, such Note and the other Loan Documents would exceed the Highest Lawful Rate, or if the holder of such Note shall receive any unearned interest or shall receive monies that are deemed to constitute interest which would increase the effective rate of interest payable by the Company under this Agreement and such Note to a rate in excess of the Highest Lawful Rate, then (a) the amount of interest which would otherwise be payable by the Company under this Agreement and such Note shall be reduced to the amount allowed under applicable law, and (b) any unearned interest paid by the Company or any interest paid by the Company in excess of the Highest Lawful Rate shall be credited on the principal of such Note (or, if the principal amount of such Note shall have been paid in full, refunded to the Company). It is further agreed that, without limitation of the foregoing, all calculations of the rate of interest contracted for, charged or received by any Lender under the Notes held by it, or under this Agreement, are made for the purpose of determining whether such rate exceeds the Highest Lawful Rate applicable to such Lender (such Highest Lawful Rate being such Lender's "Maximum Permissible Rate"), and shall be made, to the extent permitted by usury laws applicable to such Lender (now or hereafter enacted), by amortizing, prorating and spreading in equal parts during the period of the full stated term of the Loans evidenced by said Notes all interest at any time contracted for, charged or received by such Lender in connection therewith. If at any time and from time to time (i) the amount of interest payable to any Lender on any date shall be computed at such Lender's Maximum Permissible Rate pursuant to this Section 9.8 and (ii) in respect of any subsequent interest computation period the amount of interest otherwise payable to such Lender would be less than the amount of interest payable to such Lender computed at such Lender's Maximum Permissible Rate, then the amount of interest payable to such Lender in respect of such subsequent interest computation period shall continue to be computed at such Lender's Maximum Permissible Rate until the total amount of interest payable to such Lender shall equal the total amount of interest which would have been payable to such Lender if the total amount of interest had been computed without giving effect to this Section 9.8.

        Section 9.9 Severability. In the event any one or more of the provisions contained in this Agreement, the Notes or any other Loan Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

        Section 9.10 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective as provided in Section 9.11.

        Section 9.11 Binding Effect. This Agreement shall become effective on the Execution Date, and thereafter shall be binding upon and inure to the benefit of the Company, the Agent and each Lender and their respective successors and assigns, except that the Company shall not have the right to assign its rights hereunder or any interest herein except as provided in Section 9.3(a).

        Section 9.12 No Liability of Issuing Bank. The Company assumes all risks of the acts or omissions of any beneficiary or transferee of any Letter of Credit with respect to its use of such Letter of Credit. No Issuing Bank nor any Lender nor any of their respective officers or directors shall be liable or responsible for: (a) the use that may be made of any Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by any Issuing Bank against presentation of documents that do not comply with the terms of the Credit Agreement, including failure of any documents to bear any reference or adequate reference to the Letter of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit, except that the Company shall have a claim against any Issuing Bank, and each Issuing Bank shall be liable to the Company, to the extent of any direct, but not consequential, damages suffered by the Company that a court of competent jurisdiction finally judicially determines were caused by (i) such Issuing Bank's willful misconduct or gross negligence or (ii) such Issuing Bank's willful failure to make lawful payment under a Letter of Credit after the presentation to it of a draft and certificates strictly complying with the terms and conditions of the Letter of Credit. In furtherance and not in limitation of the foregoing, any Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

        Section 9.13 No Duties of Syndication Agent, Documentation Agent or Co-Agents. The Company and the Lenders acknowledge that the Syndication Agent, the Documentation Agent and the Co-Agents shall have no duties, responsibilities or liabilities in their respective capacities as Syndication Agent, Documentation Agent and Co-Agents.

        SECTION 9.14 WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVE, TO THE MAXIMUM EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATED TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO EACH LENDER ENTERING INTO THIS AGREEMENT.

        SECTION 9.15 FINAL AGREEMENT OF THE PARTIES. THIS WRITTEN AGREEMENT (INCLUDING THE EXHIBITS AND SCHEDULES HERETO), THE NOTES, THE AGENT'S LETTER AND THE OTHER LOAN DOCUMENTS CONSTITUTE A "LOAN AGREEMENT" AS DEFINED IN SECTION 26.02(a) OF THE TEXAS BUSINESS AND COMMERCE CODE, AND REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF AND THEREOF. Any previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto any rights, remedies, obligations or liabilities under or by reason of this Agreement.


================================================================================

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
================================================================================

        IN WITNESS HEREOF, the Company, the Lenders listed on the signature pages hereto and the Agent have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                            TANDY CORPORATION



                                            By:___________________________
                                                   Loren K. Jensen
                                                   Treasurer







                                     NATIONSBANK, N.A., as Agent and as a Lender
Commitment: $30,000,000


                                            By:__________________________
                                               Name:_____________________
                                               Title:____________________







                            CITIBANK, N.A., as Syndication Agent and as a Lender
Commitment: $30,000,000


                                            By:__________________________
                                               Name:_____________________
                                               Title:____________________







                        BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, as
                                             Documentation Agent and as a Lender
Commitment: $30,000,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________




                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                   BANKBOSTON, N.A., as Co-Agent and as a Lender
Commitment: $20,100,000


                                            By:_________________________
                                                   Bethann R. Halligan
                                                   Division Executive







                               THE BANK OF NEW YORK, as Co-Agent and as a Lender
Commitment: $20,100,000


                                            By:_________________________
                                                   Charlotte Sohn
                                                   Vice President







                          FIRST UNION NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $20,100,000


                                            By:_______________________________
                                                   Randy Southern
                                                   Vice President







                                FLEET NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $20,100,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________






                                            CREDIT LYONNAIS NEW YORK BRANCH
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                            BANK ONE, TEXAS, N.A.
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                            SUNTRUST BANK, ATLANTA
Commitment: $10,800,000


                                            By:____________________________
                                                   Todd C. Davis
                                                   Assistant Vice President


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                            HIBERNIA NATIONAL BANK
Commitment: $10,800,000


                                            By:_________________________
                                                   Troy J. Villafarra
                                                   Senior Vice President







                                            PNC BANK, N.A.
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                          BANK OF TOKYO-MITSUBISHI TRUST COMPANY
Commitment: $10,800,000


                                            By:____________________________
                                                   Mark R. Marron
                                                   Vice President







                                            KEYBANK NATIONAL ASSOCIATION
Commitment: $10,800,000


                                            By:_____________________________
                                                   Frank J. Jancar
                                                   Vice President







                                            FIFTH THIRD BANK
Commitment: $10,800,000


                                            By:____________________________
                                                   Anne Koch
                                                   National Accounts Officer






                                            FIRST HAWAIIAN BANK
Commitment: $10,800,000


                                            By:__________________________
                                                   Charles L. Jenkins
                                                   Vice President/Manager







                                            WELLS FARGO BANK,N.A.
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________



                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________







                                            THE FIRST NATIONAL BANK OF CHICAGO
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________








                                            NATIONAL CITY BANK
Commitment: $10,800,000


                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________

                                TANDY CORPORATION

                              OFFICERS CERTIFICATE


        The undersigned,  ________________________,  __________________________,
and, _________________________, [Assistant] Secretary, of Tandy Corporation, a Delaware corporation (the Company ), DO HEREBY CERTIFY, in connection with the execution of the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (the Credit Agreement, terms defined therein being used herein as therein defined) among the Company, the Lenders parties thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York, First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent, that:

        1. Attached hereto as Exhibit A is a correct copy of the Restated Articles of Incorporation of the Company together with all amendments thereto.

        2. Attached hereto as Exhibit B is a correct copy of the Bylaws of the Company together with all amendments thereto.

        3. Attached hereto as Exhibit C is a correct copy of resolutions duly adopted by the Board of Directors of the Company at a meeting thereof duly called and held on _________, 1998, at which meeting a quorum was present and acting throughout. Such resolutions have not been amended, modified or revoked and are in full force and effect on the date hereof.

        4. The persons named below are duly elected officers of the Company, now hold the offices set forth opposite their respective names, and have held such offices since or prior to, 1998; and the signature opposite the name and title of each of them is his or her correct signature:

        Name                           Office                        Signature





        5. There exists on the date hereof no Default or Event of Default with respect to the Company.

        6. The representations and warranties contained in the Loan Documents are true on and as of the date hereof (except to the extent that such
representations   and  warranties   have  been  affected  by  the   transactions
contemplated by the Credit Agreement) with the same effect as though such representations and warranties had been made on and as of the date hereof.

        WITNESS WHEREOF, the undersigned have signed this certificate this day _________ of June, 1998.




                                             By:__________________________
                                               Name:______________________
                                               Title:_____________________





                                            Name:_________________________
                                            Title: [Assistant] Secretary

                                  EXHIBIT 2.5A

                              BID RATE LOAN REQUEST

                                     [Date]

NationsBank, N.A., as Administrative Agent
901 Main Street, 14th Floor
Dallas, Texas 75202

Attention:     Agency Services

Dear Ms. Vinson:

        The undersigned, Tandy Corporation (the "Company") refers to the Revolving Credit Agreement (Facility B) dated as of June 25, 1998, as amended (the "Credit Agreement"), among the Company, the lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York, First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent for the Lenders. Capitalized terms used and not defined herein have the meanings assigned to them in the Credit Agreement. The Borrower hereby confirms that it has, on the date hereof, given you notice pursuant to Section 2.5 of the Credit Agreement that it requests a Bid Rate Loan under the Credit Agreement, and in that connection sets forth below the terms on which such Bid Rate Loans are requested to be made:

(A)    Type of Bid Rate Loans(3)                                      __________

(B)    Date of Bid Rate Loans(4)                                      __________


                                          Absolute Bid Rate        LIBO Bid Rate
(C)    Aggregate Principal Amount
       of Bid Rate Loans(5)                  __________               __________


(D)    Maturities(6)                         __________               __________
                                             __________               __________
                                             __________               __________

(E)    If applicable, maximum                __________               __________
       amount requested for                  __________               __________
       each maturity                         __________               __________


        Upon acceptance of any or all of the bids offered by the Lenders in response to this request, the Company shall be deemed to affirm as of such date the representations and warranties made in the Credit Agreement.

                                                   TANDY CORPORATION



                                            By:__________________________
                                               Name:_____________________
                                               Title:____________________

                                  EXHIBIT 2.5B

                                INVITATION TO BID

                                     [Date]

[Name of Lender]
[Address of Lender]

Attention:

        Reference is made to the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (the "Credit Agreement") among Tandy Corporation (the "Company"), the Lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York, First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent for the Lenders. Capitalized terms used herein and not defined herein have the meanings assigned to them in the Credit Agreement. The Company made a Bid Rate Loan Request on _______________, ______ pursuant to Section 2.5 of the Credit Agreement, and in that connection you are invited to submit a bid by [Date]7. Your bid must comply with Section 2.5(b) of the Credit Agreement and the terms set forth below on which the Bid Rate Loan Request was made.

(A)    Type (Absolute Bid Rate or LIBO Bid Rate)                      __________

(B)    Date of Proposed Bid Rate Loan                                 __________

                                           Absolute Bid Rate       LIBO Bid Rate
(C)    Aggregate Principal Amount
       of Bid Rate Loan                      ____________             __________

(D)    Maturities and maximum
       amount, if different from
       (C), for any maturity                 ____________             __________



                                             Very truly yours,

                                             NATIONSBANK, N.A., as Agent



                                            By:__________________________
                                               Name:_____________________
                                               Title:____________________

                                  EXHIBIT 2.5C

                               CONFIRMATION OF BID
                                     [Date]

NationsBank, N.A., as Agent
901 Main Street, 14th Floor
Dallas, Texas 75202

Attention:     Agency Services

        The undersigned [Name of Lender], refers to the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (the "Credit Agreement") among Tandy Corporation (the "Company"), the Lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York,
First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent for the Lenders. Capitalized terms used and not defined herein have the meanings assigned to them in the Credit Agreement. The undersigned hereby confirms that on the date hereof it has made a bid pursuant to Section 2.5 of the Credit Agreement, in response to the Bid Rate Loan Request made by the Company on _______________, _____, and in that connection sets forth below the terms on which such bid is made:

Type (Absolute Bid Rate or LIBO Bid Rate Loan):                    __________

Date of proposed Bid Rate Loan:                                    __________(8)

                                                    Interest Rate or Margin
Principal Amount(9)         Maturity(10)            above or below LIBO Rate(11)
----------------            --------                ------------------------




                                                   Very truly yours,

                                                   [Name of Lender]



                                            By:__________________________
                                               Name:_____________________
                                               Title:____________________

                                  EXHIBIT 2.5D

                           NOTICE OF ACCEPTANCE OF BID
                                     [Date]

[Name of Lender]
[Address of Lender]

Attention:

        Reference is made to the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (the "Credit Agreement") among Tandy Corporation (the "Company"), the Lenders from time to time party thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York, First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent for the Lenders. Capitalized terms used herein and not defined herein have the meanings assigned to them in the Credit Agreement. The Company made a Bid Rate Loan Request on _______________, ______ pursuant to Section 2.5 of the Credit Agreement, and in that connection you have submitted a bid. Your bid has been accepted as set forth below.

(A)     Type of Bid Rate Loan               _______________________________

(B)     Date of Bid Rate Loan Borrowing     _______________________________

(C)     Aggregate principal amount of                          Interest Rate or
        each Bid Rate Loan maturity    Principal                Margin above or
        and interest rate               Amount     Maturity     below LIBO Rate
                                        ------     --------     ---------------

                                        ______    ________       _____________
                                        ______    ________       _____________
                                        ______    ________       _____________



                                        Very truly yours,

                                        NATIONSBANK, N.A., as Agent

                                        By:__________________________
                                           Name:_____________________
                                           Title:____________________

                                  EXHIBIT 2.6A

                             FORM OF REVOLVING NOTE

                             Dated: ________, 19___


        FOR VALUE RECEIVED, the undersigned, TANDY CORPORATION, a Delaware corporation (the "Company") HEREBY PROMISES TO PAY to the order of (the "Lender") on or before the Maturity Date the lesser of (a) the amount of the Lender's Commitment and (b) the aggregate amount of the Revolving Loans made by the Lender to the Company and outstanding on the Maturity Date. The principal amount of each Revolving Loan made by the Lender to the Company pursuant to the Credit Agreement (as hereinafter defined) shall be due and payable on the dates and in the amounts as are specified in the Credit Agreement.

        The Company promises to pay interest on the unpaid principal amount of each Revolving Loan from the date of such Revolving Loan until such principal amount is paid in full, at such interest rates, and payable at such dates and times as are specified in the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement"; the terms defined therein and not otherwise defined herein being used herein as therein defined), among the Company, the Lender and certain other lenders that are parties thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York,
First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent.

        The amount and Type of each Revolving Loan made by the Lender to the Company, the borrowing date and the maturity thereof, the rate of interest applicable thereto and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not affect the obligations of the Company under this Revolving Note.

        Both principal and interest are payable in same day funds in lawful money of the United States of America to the Agent at 901 Main Street, Dallas, Texas, or at such other place as the Agent shall designate in writing to the Company. The amount of each Revolving Loan made by the Lender to the Company and the borrowing date, the rate of interest applicable thereto and all payments made on account of principal and interest hereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Revolving Note; provided, however, that the failure of the Lender to make such notation or any error therein shall not in any manner affect the obligation of the Company to repay such Revolving Loan in accordance with the terms of this Revolving Note and the Credit Agreement.

        This Revolving Note may be held by the Lender for the account of its Domestic Lending Office or its Eurodollar Lending Office and may be transferred from one to the other from time to time as the Lender may determine.

        This Revolving Note is one of the Revolving Notes referred to in, and is entitled to the benefits of, the Credit Agreement and the other Loan Documents. The Credit Agreement, among other things, (a) provides for the making of the Revolving Loans by the Lender to the Company from time to time, the indebtedness of the Company resulting from each such Revolving Loan being evidenced by this Revolving Note and (b) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified, and to the effect that no provision of the Credit Agreement, this Revolving Note or any other Loan Document shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate.

        The Company and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default or interest to accelerate, protest and notice of protest and diligence in collecting  and  bringing  of suit  against any party  hereto,  and agree to all renewals, extensions or partial payments hereon and to any release or substitution of security herefor, in whole or in part, with or without notice, before or after maturity.

This Revolving Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Texas and any applicable federal laws of the United States of America.

                                                   TANDY CORPORATION



                                                   By:______________________
                                                       Loren K. Jensen
                                                          Treasurer






                  LOANS AND PAYMENTS OF PRINCIPAL AND INTEREST


                     End of
Borrowing           Interest     Rate of   Amount of Amount of
 Date or    Amount   Period      Interest  Principal Interest  Unpaid
Conversion and Type Applicable  Applicable Paid or   Paid or  Principal Notation
  Date     of Loan   to Loan     to Loan   Prepaid   Prepaid   Balance   Made By
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________

                                  EXHIBIT 2.6B

                              FORM OF BID RATE NOTE

                             Dated: ________, 19___


        FOR VALUE RECEIVED, the undersigned, TANDY CORPORATION, a Delaware corporation (the "Company") HEREBY PROMISES TO PAY to the order of


(the "Lender") on or before the Maturity Date the lesser of (a) the amount of the Lender's Commitment and (b) the aggregate amount of the Bid Rate Loans made by the Lender to the Company and outstanding on the Maturity Date. The principal amount of each Bid Rate Loan made by the Lender to the Company pursuant to the Credit Agreement (as hereinafter defined) shall be due and payable on the dates and in the amounts as are specified in the Credit Agreement.

        The Company promises to pay interest on the unpaid principal amount of each Bid Rate Loan from the date of such Bid Rate Loan until such principal amount is paid in full, at such interest rates, and payable at such dates and times as are specified in the Revolving Credit Agreement (Facility B) dated as of June 251998 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement"; the terms defined therein and not otherwise defined herein being used herein as therein defined), among the Company, the Lender and certain other lenders that are parties thereto, Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York,
First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., as Agent.

        The amount and Type of each Bid Rate Loan made by the Lender to the Company, the borrowing date and the maturity thereof, the rate of interest applicable thereto and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not affect the obligations of the Company under this Bid Rate Note.

        Both principal and interest are payable in same day funds in lawful money of the United States of America to the Agent at 901 Main Street, Dallas, Texas, or at such other place as the Agent shall designate in writing to the Company. The amount of each Bid Rate Loan made by the Lender to the Company and the borrowing date, the rate of interest applicable thereto and all payments made on account of principal and interest hereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Bid Rate Note; provided, however, that the failure of the Lender to make such notation or any error therein shall not in any manner affect the obligation of the Company to repay such Bid Rate Loan in accordance with the terms of this Bid Rate Note and the Credit Agreement.

        This Bid Rate Note may be held by the Lender for the account of its Domestic Lending Office or its Eurodollar Lending Office and may be transferred from one to the other from time to time as the Lender may determine.

        This Bid Rate Note is one of the Bid Rate Notes referred to in, and is entitled to the benefits of, the Credit Agreement and the other Loan Documents. The Credit Agreement, among other things, (a) provides for the making of the Bid Rate Loans by the Lender (at the Lender's option) to the Company from time to time, the indebtedness of the Company resulting from each such Bid Rate Loan being evidenced by this Bid Rate Note and (b) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events, also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified, and to the effect that no provision of the Credit Agreement, this Bid Rate Note or any other Loan Document shall require the payment or permit the collection of interest in excess of the Highest Lawful Rate.

        The Company and any and all endorsers, guarantors and sureties severally waive grace, demand, presentment for payment, notice of dishonor or default or interest to accelerate, protest and notice of protest and diligence in collecting  and  bringing  of suit  against any party  hereto,  and agree to all renewals, extensions or partial payments hereon and to any release or substitution of security herefor, in whole or in part, with or without notice, before or after maturity.

This Bid Rate Note shall be governed by, and construed and interpreted in accordance with, the laws of the State of Texas and any applicable federal laws of the United States of America.

                                                   TANDY CORPORATION



                                                   By:_______________________
                                                         Loren K. Jensen
                                                             Treasurer







                            LOANS AND PAYMENTS OF PRINCIPAL AND INTEREST

                     End of
Borrowing           Interest     Rate of   Amount of Amount of
 Date or    Amount   Period      Interest  Principal Interest  Unpaid
Conversion and Type Applicable  Applicable Paid or   Paid or  Principal Notation
  Date     of Loan   to Loan     to Loan   Prepaid   Prepaid   Balance   Made By
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________
_________  _______  __________  __________ ________  _______  ________  ________

                                   EXHIBIT 4.1


                   [FORM OF OPINION OF COUNSEL TO THE COMPANY]



                                  June 25, 1998



The Lenders and the Agent
Referred to Below
c/o NationsBank, N.A., as Agent
901 Main Street
Dallas, Texas 75202

Gentlemen:

        I have acted as counsel for Tandy Corporation (the "Company") in connection with the execution and delivery of that certain Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (the "Credit Agreement") among the Company, the financial institutions therein referred to (the "Lenders"), Citibank, N.A., as Syndication Agent, Bank of America National Trust & Savings Association, as Documentation Agent, BankBoston, N.A., The Bank of New York,
First Union National Bank and Fleet National Bank, as Co-Agents, and NationsBank, N.A., individually as a Lender and as Agent for the other Lenders. The terms defined in the Credit Agreement are used herein as therein defined. Unless otherwise defined herein, capitalized terms used herein shall have the meanings assigned to such terms in the Credit Agreement.

        In so acting, I have examined original or photostatic or certified copies of such records of the Company, certificates or letters of officers of the Company, certificates of public officials and such other documents and instruments as I have deemed relevant and necessary as a basis for the opinions hereinafter set forth. In such examination, I have assumed the genuineness and the authenticity of all documents submitted to us as originals and the conformity to original documents of documents submitted to us as certified or photostatic copies and the authenticity of the originals of such latter documents. As to questions of fact material to such opinions which have not been independently established, I have relied upon letters or certificates of or communications with the officers or representatives of the Company and I have assumed the accuracy and correctness of all statements of fact contained therein, including the accuracy and correctness of the factual representations and warranties of the Company set forth in the Credit Agreement and the documents and instruments delivered to you pursuant to or in connection therewith.

        Upon the basis of the foregoing, I am of the opinion that:

        1. The Company and each Significant Subsidiary of the Company is duly organized, validly existing and in good standing under the laws of the state of their respective incorporation, and each is qualified to do business in every jurisdiction where such qualification is required, except where the failure so to qualify would not have a material adverse effect on the condition, financial or otherwise, of the Company or such Significant Subsidiary, as the case may be. The Company has the requisite power and authority to own its property and assets and to carry on its business as now conducted and to execute and deliver, and perform its obligations under the Credit Agreement, to borrow thereunder, to execute and deliver the Notes.

        2. The execution, delivery and performance of the Credit Agreement, the Notes, the other Loan Documents and the borrowings thereunder (a) have been duly authorized by all requisite corporate and, if required, shareholder action of the Company and (b) will not (i) violate (A) any provision of law, statute, rule or regulation or the certificates of incorporation or the bylaws of the Company,
(B) to the best of my knowledge after due inquiry, any order of any court or any rule, regulation or order of any other agency of government binding upon the Company or (C) to the best of my knowledge after due inquiry, any provisions of any indenture, agreement or other instrument to which the Company or any of their respective properties or assets are or may be bound, (ii) to the best of my knowledge after due inquiry, be in conflict with, result in a breach of or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or
(iii) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Company.

        3. The Credit Agreement and the Notes have been duly executed and delivered by the Company and constitute, and the other Loan Documents when duly executed and delivered by the Company will constitute, legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect).

        4. No registration with or consent or approval of, or other action by, any federal, state or other governmental agency, authority or regulatory body is required in connection with the execution, delivery and performance of the Credit Agreement, the Notes or the other Loan Documents by the Company or the borrowings under the Credit Agreement.

        5. To the best of my knowledge after due inquiry, there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or threatened against or affecting the Company or the business, assets or rights of the Company (a) which involve the Credit Agreement or any of the transactions contemplated thereby or (b) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, would be likely, in our judgment, individually or in the aggregate, materially to impair the ability of the Company to conduct its business substantially as now conducted, or materially and adversely to affect the business, assets, operations, prospects or condition, financial or otherwise of the Company, or to impair the validity or enforceability of or the ability of the Company to perform its obligations under the Credit Agreement, the Notes or the other Loan Documents.

        6. The Company is not a "holding company", a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

        7. The Company is not an "investment company" nor a company "controlled" by an "investment company" within the meaning of the Investment Company At of 1940, as amended.

        This opinion is furnished to you pursuant to Section 4.1(f) of the Credit Agreement and is for the sole benefit of the Agent and the Lender and, without the prior written consent of the undersigned, may not be relied upon by any other Person (other than a Person who becomes a Lender under the Credit Agreement). This opinion is not to be used, circulated, quoted or otherwise referred to for any other purpose.

        I am licensed to practice law in the State of Texas and this opinion is limited in all respects to the laws of the State of Texas, the General Corporation Laws of the State of Delaware and the laws of the United States.

                                                   Very truly yours,

                                   EXHIBIT 6.3
                         Investments as of June 19, 1998

Unpaid balance of secured Real Estate Notes taken in             $ 43,816,720.88
connection with the sale of real property and secured by the property sold. (seven notes with maturities of twenty-four to thirty-eight months from the date of this Agreement.)

Unpaid balance of notes taken in connection with                 $  4,628,657.53
sale of fixtures in various Incredible Universe locations secured by the property sold.
(Six notes with maturities of up to 50 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with                 $  4,167,917.29
sale of inventory in various Incredible Universe locations secured by the property sold. (Two notes with maturities of up to 2 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with                 $  3,951,553.83
sale of leasehold properties. (Two notes with maturities of four to 21 years.)

Investment made as part of a community
effort to provide low income housing,       Note Amount          $    330,000.00
including a note maturing                   Ltd. Partnership     $  1,596,375.00
on 9-30-2022, and a limited partnership
interest.


Total Investments                                                $ 58,491,224.53

                                   EXHIBIT 9.3

                        FORM OF ASSIGNMENT AND ACCEPTANCE
                            Dated _____________, ____

        Reference is made to the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (as the same may from time to time be amended, modified or supplemented, the "Credit Agreement") among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders (as defined in the Credit Agreement) named therein, CITIBANK, N.A., as Syndication Agent, BANK OF AMERICA NATIONAL TRUST & SAVINGS ASSOCIATION, as Documentation Agent, BANKBOSTON, N.A., THE BANK OF NEW YORK, FIRST UNION NATIONAL BANK and FLEET NATIONAL BANK, as Co-Agents, and NATIONSBANK, N.A., as Agent for the Lenders (the "Agent"). Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

        ___________________________  (the "Assignor") and ______________________
(the "Assignee") agree as follows:

        1. The Assignor hereby sells and assigns to the Assignee (without recourse to the Assignor), and the Assignee hereby purchases and assumes from the Assignor, a _____% interest (the "Percentage Interest") in and to all the Assignor's rights and obligations under the Credit Agreement as of the Assignment Date (including, without limitation, (a) the Percentage Interest in the Commitment of the Assignor on the Assignment Date, (b) the Percentage Interest in the Loans owing to the Assignor outstanding on the Assignment Date,
(c) the Percentage Interest in all unpaid interest, Commitment Fees and Letter of Credit Fees accrued to the Assignment Date and (d) the Percentage Interest in the Notes held by the Assignor.

        2. The Assignor (a) represents that as of the date hereof, its Commitment (without giving effect to assignments thereof which have not yet become effective) is $____________; (b) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto;
(d) attaches the Revolving Note issued to the Assignor and requests that the Agent exchange such Revolving Note for a new Revolving Note executed by the Company and payable to the Assignee in a principal amount equal to $___________ [and a new Revolving Note executed by the Company and payable to the Assignor], in a principal amount equal to $_____________; and (e) attaches the Bid Rate
Note issued to the Assignor and requests that the Agent exchange such Bid Rate Note for a new Bid Rate Note executed by the Company and payable to the Assignee in a principal amount equal to $__________________ [and a new Bid Rate Note executed by the Company and payable to the Assignor], in a principal amount of $_____________.

        3. The Assignee (a) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.5 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (c) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (d) confirms that it is an Eligible Assignee; (e) appoints and authorizes the Agent to take such action as an agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (f) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender; (g) agrees that it will keep confidential all information with respect to the Company furnished to it by the Company or the Assignor (other than information generally available to the public or otherwise available to the Assignor on a non-confidential basis); (h) confirms that it has delivered a completed Administrative Questionnaire to the Agent[; and (i) attaches the forms prescribed by the Internal Revenue Service of the United States certifying as to the Assignee's exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Credit Agreement or such other documents as are necessary to indicate that all such payments are subject to such tax at a rate reduced by an applicable tax treaty].12

        4.     The  effective  date  for  this  Assignment  and  Acceptance
shall  be  _____________   (the "Assignment Date").13

        5. Upon such acceptance and recording, from and after the Assignment Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (b) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

        6. Upon such acceptance and recording, from and after the Assignment Date, the Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments for periods prior to the Assignment Date by the Agent or with respect to the making of this assignment directly between themselves.

================================================================================

                   REMAINDER OF PAGE LEFT INTENTIONALLY BLANK
================================================================================

        7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of Texas, without regard to conflicts of laws.

                                                   [NAME OF ASSIGNOR]



                                                By:__________________________
                                                   Name:_____________________
                                                   Title:____________________



                                                   [NAME OF ASSIGNEE]



                                                By:__________________________
                                                   Name:_____________________
                                                   Title:____________________


[Agreed to and accepted this
_____ day of ___________, ____


TANDY CORPORATION



By:__________________________
   Name:_____________________
   Title:____________________](14)


Accepted this ____ day of
__________,___

NATIONSBANK, N.A., as Agent



By:__________________________
   Name:_____________________
   Title:____________________

----------------------
Footnotes:

3  Absolute Bid Rate or LIBOR Bid Rate.

4 The Bid Rate Loan Request must be received on a Business Day by the Agent not later than 10:00 a.m. (Dallas time) one (1) Business Day before the proposed borrowing date in the case of Absolute Bid Rate Loans and four (4) Business Days before the proposed borrowing date in the case of LIBO Bid Rate Loans.

5 Not less than $5,000,000 and in integral multiples of $1,000,000 in excess thereof.

6 List maturities of 90 days in the case of Absolute Bid Rate Loans and 1, 2, 3 or 6 months in the case of LIBO Bid Rate Loans, but never beyond the Maturity Date.

7 The bid must be received by the Agent not later than 9:00 a.m. Dallas time, on the Business Day of the proposed borrowing date for Absolute Bid Rate Loans and 10:00 a.m. Dallas time three Business Days prior to the proposed borrowing date for LIBO Bid Rate Loans.

8  As specified in the related Invitation to Bid.

9 Principal amount of bid for each maturity may not exceed the principal amount requested by the Company or the maximum amount requested for that maturity, if less. Bids must be made in a minimum amount of $5,000,000 and in integral multiples of $1,000,000 thereof.

10 List each maturity of 90 days in the case of Absolute Bid Rate Loans and 1, 2, 3 or 6 months in the case of LIBOR Bid Rate Loans.

11 Specify rate of interest per annum computed on the basis of a year of 360 days and actual days elapsed for Absolute Bid Rate Loans and percentage to be added to or subtracted from LIBO Rate for LIBO Bid Rate Loans.

12 If the Assignee is organized under the laws of a jurisdiction outside the United States.

13 See Section 9.3(b). Such date shall be at least 5 Business Days after the execution of this Assignment and Acceptance and delivery thereof to the Agent, unless otherwise agreed to by the Assignor, the Assignee and the Agent.

14 If the approval of the Company is required pursuant to Section 9.3 of the Credit Agreement.

                                                                      EXHIBIT 11
                                TANDY CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                             Three Months Ended June 30,        Six Months Ended June 30,
(In millions, except                         ---------------------------        -------------------------
 per share amounts)                             1998             1997             1998             1997
 -----------------                            --------         --------         --------         --------
Ratio of Earnings to Fixed Charges:

Net income (loss)                             $  (20.1)        $   28.7         $   17.0         $   54.3
Plus provision (benefit) for income taxes        (12.6)            17.9             10.6             34.0
                                              --------         --------         --------         --------
Income (loss) before income taxes                (32.7)            46.6             27.6             88.3
                                              --------         --------         --------         --------

Fixed charges:
Interest expense and amortization of
 debt discount                                    11.8             10.2             22.1             19.2
Amortization of issuance expense                   0.2              --               0.4              0.1
Appropriate portion (33 1/3%) of rentals          18.7             18.0             37.2             37.3
                                              --------         --------         --------         --------
 Total fixed charges                              30.7             28.2             59.7             56.6
                                              --------         --------         --------         --------
Earnings (loss) before income taxes and
 fixed charges                                $   (2.0)        $   74.8         $   87.3         $  144.9
                                              ========         ========         ========         ========

Ratio of earnings to fixed charges               N/A(1)            2.65             1.46             2.56
                                              ========         ========         ========         ========

Ratio of Earnings to Fixed Charges and
    Preferred Dividends:

Total fixed charges, as above                 $   30.7         $   28.2         $   59.7         $   56.6
Preferred dividends                                1.4              1.5              2.9              3.1
                                              --------         --------         --------         --------
Total fixed charges and preferred dividends   $   32.1         $   29.7         $   62.6         $   59.7
                                              ========         ========         ========         ========

Earnings (loss) before income taxes, fixed
    charges and preferred dividends           $   (2.0)        $   74.8         $   87.3         $  144.9
                                              ========         ========         ========         ========

Ratio of earnings to fixed charges
   and preferred dividends                       N/A(1)            2.52             1.39             2.43
                                              ========         ========         ========         ========

(1) Pre-tax earnings were not sufficient to cover fixed charges during the three months ended June 30, 1998.
