Form 10-Q
period 1998-09-30
TANDY CORP /DE/
filed 1998-11-10
CIK 96289

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

        For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                   ---
The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 1998 was 98,977,681.

         Index to Exhibits is on Sequential Page No. 19. Total pages 24.

--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                           --------------------    --------------------
(In millions, except per share amounts)                      1998        1997        1998        1997
---------------------------------------                    --------    --------    --------    --------

Net sales and operating revenues                           $1,128.6    $1,227.5    $3,579.7    $3,665.2
Cost of products sold                                         676.3       759.5     2,187.4     2,300.0
                                                           --------    --------    --------    --------
Gross profit                                                  452.3       468.0     1,392.3     1,365.2
                                                           --------    --------    --------    --------

Expenses (income):
  Selling, general and administrative                         394.9       376.4     1,162.9     1,123.8
  Depreciation and amortization                                25.0        24.2        77.3        71.4
  Interest income                                              (2.5)       (3.5)       (5.7)       (8.4)
  Interest expense                                             11.5        11.8        33.6        31.0
  Provision for loss on sale of Computer City, Inc.            30.0         --        103.2         --
                                                           --------    --------    --------    --------
                                                              458.9       408.9     1,371.3     1,217.8
                                                           --------    --------    --------    --------

Income (loss) before income taxes                              (6.6)       59.1        21.0       147.4
Provision (benefit) for income taxes                           (2.5)       22.7         8.1        56.7
                                                           --------    --------    --------    --------

Net income (loss)                                              (4.1)       36.4        12.9        90.7

Preferred dividends                                             1.5         1.5         4.4         4.6
                                                           --------    --------    --------    --------

Net income (loss) available to common shareholders         $   (5.6)   $   34.9    $    8.5    $   86.1
                                                           ========    ========    ========    ========

Net income (loss) available per common share:
  Basic                                                    $  (0.06)   $   0.33    $   0.08    $   0.79
                                                           ========    ========    ========    ========

  Diluted                                                  $  (0.06)   $   0.32    $   0.08    $   0.77
                                                           ========    ========    ========    ========

Shares used in computing earnings (loss) per
common share:
  Basic                                                       100.3       105.7       101.0       108.6
                                                           ========    ========    ========    ========

  Diluted                                                     100.3       110.8       102.9       113.5
                                                           ========    ========    ========    ========

Dividends declared per common share                        $   0.10    $   0.10    $   0.30    $   0.30
                                                           ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                        September 30, December 31, September 30,
                                                            1998         1997         1997
(In millions, except for share amounts)                  (Unaudited)               (Unaudited)
--------------------------------------                    ----------  ----------    ----------
Assets
Current assets:
  Cash and cash equivalents                                $   47.4    $  105.9     $   64.0
  Accounts and notes receivable, less allowance for
    doubtful accounts                                         166.5       251.3        262.9
  Inventories, at lower of cost or market                     974.9     1,205.2      1,279.7
  Other current assets                                        129.5       153.1        106.0
                                                           --------    --------     --------
    Total current assets                                    1,318.3     1,715.5      1,712.6

Property, plant and equipment, at cost, less
  accumulated depreciation                                    435.5       521.9        550.0

Other assets, net of accumulated amortization                 213.7        80.1        141.5
                                                           --------    --------     --------
                                                           $1,967.5    $2,317.5     $2,404.1
                                                           ========    ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities
    of long-term debt                                      $  289.0    $  299.5     $  447.1
  Accounts payable                                            227.6       325.2        365.9
  Accrued expenses                                            236.3       273.1        235.5
  Income taxes payable                                          2.9        78.6         52.6
                                                           --------    --------     --------

    Total current liabilities                                 755.8       976.4      1,101.1
                                                           --------    --------     --------

Long-term debt, excluding current maturities                  241.2       236.1        235.7
Other non-current liabilities                                  52.3        46.4         20.2
                                                           --------    --------     --------

    Total other liabilities                                   293.5       282.5        255.9
                                                           --------    --------     --------

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized
    Series A junior participating, 100,000 shares
      authorized and none issued                                --          --           --
    Series B convertible (TESOP), 100,000 shares
      authorized and issued, 78,000 shares outstanding        100.0       100.0        100.0
  Common stock, $1 par value, 250,000,000 shares
    authorized with 138,332,000 shares issued                 138.3       138.3        138.3
  Additional paid-in capital                                   37.6        19.2         15.2
  Retained earnings                                         1,655.7     1,676.3      1,591.6
  Common stock in treasury, at cost, 38,223,000,
    36,023,000 and 34,101,000 shares, respectively           (982.3)     (836.1)      (755.2)
  Unearned deferred compensation related to TESOP             (29.8)      (37.4)       (39.9)
  Accumulated other comprehensive loss                         (1.3)       (1.7)        (2.9)
                                                           --------    --------     --------
    Total stockholders' equity                                918.2     1,058.6      1,047.1
Commitments and contingent liabilities
                                                           --------    --------     --------
                                                           $1,967.5    $2,317.5     $2,404.1
                                                           ========    ========     ========

The accompanying notes are an integral part of these financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
(In millions)                                                1998        1997
 ------------                                              --------    --------

Cash flows from operating activities:
Net income                                                 $   12.9    $   90.7

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                77.3        71.4
  Provision for loss on sale of Computer City, Inc.           103.2         --
  Other items                                                  35.6         1.4

Changes in operating assets and liabilities:
  Receivables                                                  17.0        (5.3)
  Inventories                                                  22.3        89.0
  Other current assets                                          9.9        (7.8)
  Accounts payable, accrued expenses (including
   restructuring charges) and income taxes                   (157.0)     (219.1)
                                                           --------    --------
Net cash provided by operating activities                     121.2        20.3
                                                           --------    --------

Investing activities:
Additions to property, plant and equipment                   (107.3)      (87.3)
Proceeds from sale of property, plant and equipment             5.1        17.6
Proceeds from sale of Computer City, Inc.                      75.0         --
Proceeds from sale of AST common stock                          --         23.8
Other investing activities                                     (5.0)       (0.6)
                                                           --------    --------
Net cash used by investing activities                         (32.2)      (46.5)
                                                           --------    --------

Financing activities:
Purchases of treasury stock                                  (185.1)     (331.9)
Sales of treasury stock to employee stock
 purchase program                                              27.1        27.2
Proceeds from exercise of stock options                        21.7        10.7
Dividends paid, net of taxes                                  (33.8)      (36.6)
Changes in short-term borrowings, net                          11.3       190.8
Additions to long-term borrowings                              44.7       143.6
Repayments of long-term borrowings                            (33.4)      (35.1)
                                                           --------    --------
Net cash used by financing activities                        (147.5)      (31.3)
                                                           --------    --------

Decrease in cash and cash equivalents                         (58.5)      (57.5)
Cash and cash equivalents, beginning of period                105.9       121.5
                                                           --------     --------
Cash and cash equivalents, end of period                   $   47.4     $  64.0
                                                           ========     ========

The accompanying notes are an integral part of these financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's ("Tandy" or the "Company") 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3 - EARNINGS PER SHARE
    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the three and nine month periods ended September 30, 1997 presented herein have been restated to conform with the provisions of this statement. The following schedule is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and nine month periods ended September 30, 1998 and 1997, respectively.

                                           Three  Months Ended                      Three  Months Ended
                                            September 30, 1998                       September 30, 1997
                                  --------------------------------------    ------------------------------------
Dollars and shares in millions,  Income (Loss)   Shares      Per Share     Income (Loss)  Shares       Per Share
  except per share amounts)        (Numerator) (Denominator)    Amount       (Numerator) (Denominator)    Amount
                                   ----------   ----------    ----------     ----------   ----------    ----------

Net income (loss)                   $  (4.1)                                  $  36.4
Less: Preferred stock dividends        (1.5)                                     (1.5)
                                    --------                                  --------

Basic EPS
Net income (loss) available to
common shareholders                    (5.6)       100.3      $ (0.06)           34.9       105.7     $   0.33
                                                              ========                                ========

Effect of dilutive securities:
Plus dividends on Series B              (1)                                       1.5
preferred stock
Additional contribution required
 for TESOP if preferred stock
 had been converted                     (1)         (1)                          (1.0)        3.5
Stock options                                       (1)                                       1.6
                                   --------     --------                      --------    --------

Diluted EPS
Net income (loss) available to
 common shareholders plus
 assumed conversions                $  (5.6)       100.3      $ (0.06)        $  35.4       110.8     $   0.32
                                    ========    ========      ========        ========    ========     ========

(1) Not included in the  calculation of diluted EPS because  inclusion  would be antidilutive.

                                            Nine Months Ended                        Nine Months Ended
                                            September 30, 1998                       September 30, 1997
                                  --------------------------------------    ------------------------------------
Dollars and shares in millions,   Income (Loss)   Shares      Per Share     Income (Loss)  Shares       Per Share
  except per share amounts)        (Numerator) (Denominator)    Amount       (Numerator) (Denominator)    Amount
  ------------------------         ----------   ----------    ----------     ----------   ----------    ----------

Net Income (loss)                   $  12.9                                   $  90.7
Less: Preferred stock dividends        (4.4)                                     (4.6)
                                    --------                                  --------

Basic EPS
Net income (loss) available to
 common shareholders                    8.5       101.0       $  0.08            86.1       108.6      $  0.79
                                                              ========                                 ========

Effect of dilutive securities:
Plus dividends on Series B              (1)                                       4.6
 preferred stock
Additional contribution required
 for TESOP if preferred stock
 had been converted                     (1)         (1)                          (3.0)        3.6
Stock options                                       1.9                                       1.3
                                    --------    --------                      --------    --------

Diluted EPS
Net income (loss) available to
 common shareholders plus
 assumed conversions                $   8.5       102.9       $  0.08         $  87.7       113.5      $  0.77
                                    ========    ========      ========        ========    ========    =========

(1) Not included in the calculation of diluted EPS because inclusion would be antidilutive.

NOTE 4 - SALE OF COMPUTER CITY, INC.
    On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA Inc. ("CompUSA") for the sale of 100% of the outstanding common stock of the Company's Computer City, Inc. subsidiary ("CCI" or "Computer City"). On August 31, 1998, the sale was completed. The Company received approximately $75.0 million in cash and an unsecured note for $136.0 million as consideration for the sale. The amount of cash retained is subject to adjustment, dependent upon the finalization of CCI's closing balance sheet. The note, which is of equal priority with CompUSA's existing subordinated debt, bears interest at 9.48% per annum and is payable over a ten year period. Interest will be payable on June 30 and December 31 of each year, commencing on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008.

    The Company has recognized an after-tax loss of $63.5 million for the sale of CCI, which includes certain contractual obligations incurred by the Company. The Company recorded $45.0 million of the loss in the second quarter of 1998 when the sale was announced, and an additional $18.5 million in the third quarter of 1998 upon the completion of due diligence and other adjustments. CCI's results of operations through August 31, 1998 are included in the financial statements of the Company.

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

    Below is a summary of net sales and operating revenues and net losses, both in total and per share, for CCI for the three and nine month periods ended September 30, 1998 and 1997, respectively.

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
(In millions, except              --------------------    --------------------
 per share amounts)                1998 (1)      1997      1998 (1)      1997
 -----------------                 --------    --------    --------    --------
Net sales and operating
 revenues                          $  285.7    $  450.5    $1,196.7    $1,301.1
Net loss                              (30.3)       (4.9)      (58.7)       (8.4)
Loss per share                     $  (0.30)   $  (0.05)   $  (0.57)   $  (0.07)

(1) Includes operations for only two and eight months, respectively, due to the sale to CompUSA on August 31, 1998.


NOTE 5 - RESTRUCTURING RESERVES
    In 1996, Tandy initiated certain restructuring programs affecting its Incredible Universe and Computer City stores and its remaining McDuff store operations. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See the Company's 1997 Annual Report for a discussion of the 1996 restructuring reserve transactions. The following schedule is an analysis of additional reserves and amounts charged against the reserve during the nine months ended September 30, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.
                                                            Charges
                                   Balance    Additional    1/1/98-   Balance
(In millions)                      12/31/97    Reserves     9/30/98   9/30/98
                                   --------    --------    --------   --------
Real estate obligations            $   27.0         6.0      (13.2)   $   19.8
Other                                   1.6         --        (0.6)        1.0
                                   --------    --------    --------   --------
                                   $   28.6         6.0      (13.8)   $   20.8
                                   ========    ========    ========   ========

    Additional reserves recorded during the third quarter of 1998 were due to a few remaining Computer City locations which were not included in the sale to CompUSA and, to a lesser extent, the reassumption of certain McDuff lease obligations. Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining McDuff and Computer City leases and one closed Incredible Universe property and lease, among other factors, could result in additional charges. Management does not anticipate any significant revenue or operating loss during the remainder of 1998 from stores closed pursuant to the 1996 restructuring plan.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive (loss) income for the three months ended September 30, 1998 and 1997 was ($3.8) million and $36.0 million, respectively, and comprehensive income for the nine months ended September 30, 1998 and 1997 was $13.1 million and $91.8 million, respectively.

NOTE 7 -  REVOLVING CREDIT FACILITY
    In the second quarter of 1998, Tandy replaced its existing $500.0 million credit facilities with new credit facilities, also totaling $500.0 million. The new facilities were granted by a syndicate of 19 banks, including a new agent bank, and consist of a $200.0 million 364-day revolving credit facility maturing June 1999 and a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes.


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

                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                        ----------------------     -----------------------
(In millions)                             1998          1997          1998       1997
-------------                           --------      --------      --------      --------

Net sales and operating revenues:
  RadioShack                            $  842.8      $  760.7      $2,382.7      $2,147.4
  Computer City                            285.7(1)      462.1       1,196.7(1)    1,353.2
  Closed units - restructuring               0.1           4.7           0.3         164.6
                                        --------      --------      --------      --------
                                        $1,128.6      $1,227.5      $3,579.7      $3,665.2
                                        ========      ========      ========      ========
Operating profit (loss):
  RadioShack                            $   94.6      $   79.9      $  273.2      $  224.0
  Computer City                            (49.3)(1)      (8.9)        (95.6)(1)     (14.9)
  Closed units - restructuring              (6.1)         (4.3)         (6.4)        (29.8)
  Corporate administration and other        (6.8)          0.7         (19.1)         (9.3)
  Provision for loss on sale of
   Computer City                           (30.0)          --         (103.2)          --
                                        --------      --------      --------      --------
                                             2.4          67.4          48.9         170.0
Interest income                              2.5           3.5           5.7           8.4
Interest expense                           (11.5)        (11.8)        (33.6)        (31.0)
                                        --------      --------      --------      --------
Income (loss) before income taxes       $   (6.6)     $   59.1      $   21.0      $  147.4
                                        ========      ========      ========      ========

                                                                        At September 30,
                                                                    ----------------------
                                                                      1998          1997
 Assets:                                                            --------      --------
  RadioShack                                                        $1,449.6      $1,415.6
  Computer City                                                          -- (2)      486.9
  Closed units - restructuring                                           --            5.0
  Corporate administration and other                                   517.9         496.6
                                                                    --------      --------
                                                                    $1,967.5      $2,404.1
                                                                    ========      ========

(1) Includes operations for only two and eight months, respectively, due to the sale to CompUSA on August 31, 1998.
(2) Computer City was sold to CompUSA on August 31, 1998.


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

    With the exception of historical information, the matters discussed herein contain forward-looking statements that involve risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. These uncertainties include, but are not limited to, economic conditions including consumer installment debt levels and interest rate fluctuations, shifts in consumer electronic product cycles, technological advances or a lack thereof, consumer demand for products and services, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, timely resolution of the Year 2000 issue by the Company, its key suppliers and customers, and the regulatory and trade environment. Certain events or circumstances could cause the Company's actual performance and financial results to differ materially from those estimated or anticipated.

Segment Reporting Disclosures

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). All references to RadioShack and Computer City in management's discussion and analysis refer to the Company's reportable segments, unless otherwise noted.

    The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, Inc. ("CCI" or "Computer City"), which was sold to CompUSA Inc. ("CompUSA") on August 31, 1998, and, in the prior year information, the five Computer City Europe stores sold by the Company in the fourth quarter of 1997. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996. The corporate administration and other segment includes corporate units which serve all areas of the Company and, also, income or expenses which are not allocated to the RadioShack and Computer City segments. See "Note 8 Segment Disclosures" for additional information on operating profit (loss) and assets for each reportable segment.

Net Sales and Operating Revenues

    Net sales and operating revenues for the periods ended September 30 were:

                                 Three Months Ended                         Nine Months Ended
                                    September 30,                              September 30,
                                ----------------------    % Increase      ----------------------    % Increase
(In millions)                     1998          1997       (Decrease)       1998          1997       (Decrease)
-------------                   --------      --------      --------      --------      --------      --------

RadioShack                      $  842.8      $  760.7        10.8%       $2,382.7      $2,147.4         11.0%
Computer City                      285.7(1)      462.1       (38.2)        1,196.7(1)    1,353.2        (11.6)
                                --------      --------                    --------      --------
  Retail segments                1,128.5       1,222.8        (7.7)        3,579.4       3,500.6          2.3
Closed units - restructuring         0.1           4.7       (97.9)            0.3         164.6        (99.8)
                                --------      --------                    --------      --------
                                $1,128.6      $1,227.5        (8.1)%      $3,579.7      $3,665.2         (2.3)%
                                ========      ========                    ========      ========

(1) Includes operations for only two and eight months, respectively, due to the sale to CompUSA on August 31, 1998.

    Retail segments generated a 7.7% sales loss and a 2.3% sales gain for the three and nine month periods ended September 30, 1998, respectively; however, these sales include only two and eight months of results, respectively, for CCI due to the sale of this subsidiary to CompUSA on August 31, 1998.

    RadioShack's overall sales increased 10.8% and 11.0% for the three and nine months ended September 30, 1998, respectively, compared to the corresponding prior year three and nine month periods. RadioShack comparable sales increased 10.3% and 9.6% for the third quarter and nine month periods, respectively, compared to the prior year third quarter and nine month periods. These sales increases were driven primarily by three categories - computers, telecommunications and the services and other category, which includes sales of prepaid wireless airtime and residual income received from RadioShack's third party providers of communications and direct-to-home satellite programming. Sales of computers increased approximately 25.0% and 13.0% during the quarter and nine months ended September 30, 1998, respectively, when compared to the quarter and nine months ended September 30, 1997. These sales gains were achieved primarily due to the successful "back to school" Compaq promotion launched in August 1998, despite a 16.0% reduction in the average selling price of personal computers in the third quarter. Sales of telecommunications products increased approximately 11.0% and 13.0% during the quarter and nine months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997, due to strong sales of PCS and cellular telephones.

    Computer City's overall sales decreased 38.2% and 11.6% and comparable store sales decreased 13.7% and 3.1% for the three and nine months ended September 30, 1998, respectively, when compared to the three and nine months ended September 30, 1997. In addition to having one less month of sales in 1998 than in 1997, both overall and comparable store sales for the quarter and nine months ended September 30, 1998 were negatively impacted by the announced sale of CCI to CompUSA on June 22, 1998, at which time CCI took promotional mark-downs to sell both its third-party and private-label inventory in preparation for the sale to CompUSA on August 31, 1998. Additionally, sales of personal computers decreased in dollars for the three and nine months ended September 30, 1998 due to a reduction of approximately 25.0% in the average selling price of desktop and notebook computers from the same periods in 1997. See "Sale of Computer City, Inc." below for further information on the sale of Computer City.


RETAIL OUTLETS
--------------

                                September 30,   June 30,   March 31,   December 31,   September 30,
                                    1998          1998       1998         1997            1997
                                 ----------    ----------  ----------  ---------       ----------

RadioShack
  Company-owned                     5,006         4,992         4,978         4,972         4,921
  Dealer/Franchise                  1,978         1,963         1,946         1,934         1,992
                                 --------      --------      --------      --------      --------
                                    6,984         6,955         6,924         6,906         6,913

Computer City                         --(1)         101            96            96            96
Incredible Universe(2)                --            --            --            --            --
                                 --------      --------      --------      --------      --------

Total number of retail outlets      6,984         7,056         7,020         7,002         7,009
                                 ========      ========      ========      ========      ========

(1) Computer  City was sold to CompUSA on August 31, 1998 (see "Sale of Computer
    City, Inc." below).
(2) Incredible Universe division ceased operations in 1997.

Gross Profit

    Gross profit for the Company as a percent of net sales and operating revenues was 40.1% and 38.9% for the three and nine months ended September 30, 1998, respectively, compared to 38.1% and 37.2% during the corresponding 1997 periods. These increases in the gross profit percentages are primarily the result of the sale of Computer City on August 31, 1998 and the closing of Incredible Universe and other units pursuant to the 1996 restructuring; these units operated at a lower gross margin than Tandy as a whole. Computer City accounted for 25.3% and 33.4% of Tandy's consolidated sales during the three and nine months ended September 30, 1998 versus 37.6% and 36.9% for the same periods in 1997. Without Computer City and other closed units, consolidated gross margin for the Company would have been 51.9% and 52.8% for the three and nine months ended September 30, 1998 versus 53.3% and 54.3% for the same periods in 1997.

    RadioShack's gross margin dollars increased 8.0% and 8.1% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. However, RadioShack's gross margin percent decreased approximately 1.3 and 1.4 percentage points in the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. These decreases were the result of a mix shift within RadioShack's product offerings, primarily due to increased sales of prepaid wireless airtime, as well as computers and wireless telephones, such as PCS and cellular. These categories have lower gross margin percentages than RadioShack's overall gross margin percentage; however, increased sales yielded higher gross margin dollars.

    Computer City's gross profit as a percent of sales  decreased  approximately
8.8 and 2.6 percentage points during the three and nine month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997, due to aggressive marketing of inventory, especially private-label branded inventory, in preparation for the sale of the subsidiary to CompUSA on August 31, 1998.

Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses for the Company as a percent of net sales and operating revenues for the third quarter of 1998 were 35.0%, compared to 30.7% during the third quarter of 1997; the respective percentages for the nine months ended September 30, 1998 and 1997 were 32.5% and 30.7%. The overall increases in SG&A expenses for the three and nine months ended September 30, 1998 were impacted by a 6.0 and 4.0 percentage point increase, respectively, in Computer City's SG&A expense percentage over the prior year periods. Without Computer City and other closed units pursuant to the 1996 restructuring plan, SG&A expense for the Company would have been 39.0% and 39.6% for the three and nine months ended September 30, 1998 compared to 40.1% and 41.6% for the three and nine months ended September 30, 1997.

    Computer City's SG&A expense decreased 13.2% for the quarter, primarily attributable to the sale of CCI. However, rent expense related to stores opened since October 1, 1997 and advertising costs increased in dollars and as a percentage of CCI's sales and operating revenues for the quarter. This increase was offset by payroll which decreased in dollars due to the sale of Computer
City, but increased as a percent of Computer City's sales and operating revenues. Computer City's SG&A expense increased 13.6% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997 due primarily to an increase in payroll expense, attributable to infrastructure-building by Computer City prior to the announcement of the sale to CompUSA on June 22, 1998. Advertising expense also increased during the second and third quarters of 1998, compared to the prior year.

    RadioShack's SG&A expense as a percent of their sales and operating revenues decreased 2.0 and 2.5 percentage points for the three and nine months ended September 30, 1998, when compared to the same periods in the prior year, due primarily to significant increases in comparable store sales. For the three and nine months ended September 30, 1998, RadioShack's advertising expense decreased in dollars and as a percent of sales and operating revenues when compared to the same periods in the prior year due to higher advertising expense in the third quarter of 1997 associated with the launch of the Sprint store-within-a-store concept in September 1997. Both rent and salary expense increased in dollars; but decreased as a percent of sales and operating revenues for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, due to retail store expansions and strong comparable store sales.

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

   Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for the three and nine months ended September 30, 1998 and 1997, respectively. Management does not anticipate any significant revenue or operating loss during the remainder of 1998 from stores closed pursuant to the 1996 restructuring plan.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
(In millions)                        1998        1997        1998        1997
-------------                      --------    --------    --------    --------
Sales and operating revenue        $    0.1    $    4.7    $    0.3    $  164.6
Operating loss                         (6.1)       (4.3)       (6.4)      (29.8)



   The following schedule is an analysis of additional reserves and amounts charged against the reserve during the nine months ended September 30, 1998. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.

                                                            Charges
                                   Balance    Additional    1/1/98-   Balance
(In millions)                      12/31/97    Reserves     9/30/98   9/30/98
                                   --------    --------    --------   --------
Real estate obligations            $   27.0         6.0      (13.2)   $   19.8
Other                                   1.6         --        (0.6)        1.0
                                   --------    --------    --------   --------
                                   $   28.6         6.0      (13.8)   $   20.8
                                   ========    ========    ========   ========

    Additional reserves recorded during the third quarter of 1998 were due to a few remaining Computer City locations which were not included in the sale to CompUSA and, to a lesser extent, the reassumption of certain McDuff lease obligations. Although no additional material provisions are expected in 1998 relating to the 1996 restructuring, unexpected delays in the final disposition of the remaining McDuff and Computer City leases and one closed Incredible Universe property and lease, among other factors, could result in additional charges.

Net Interest Expense

    Net interest expense for the three and nine months ended September 30, 1998 was $9.0 million and $27.9 million, an increase of $0.7 million and $5.3 million over the comparable three and nine months in 1997. Interest expense increased approximately $2.6 million for the nine months ended September 30, 1998, versus the nine months ended 1997, as the Company refinanced a portion of its short-term indebtedness by issuing $45.0 million of medium-term notes during January 1998 and $150.0 million of 10 year unsecured senior notes (see "Cash Flow and Financial Condition" below) during August 1997. These term notes bear slightly higher interest rates than the short-term financing used by the Company for the majority of the nine months ended September 30, 1997. Additionally, interest income decreased $2.7 million for the nine months ended September 30, 1998, compared to the prior year period, primarily due to the repayment of the Company's note receivable from InterTAN, Inc. on December 30, 1997. Net interest expense is expected to decrease moderately during the fourth quarter of 1998 when compared to the fourth quarter of 1997.

Provision for Income Taxes

    Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year as evaluated at the end of each quarter. The effective tax rates for the third quarters of 1998 and 1997 were 37.9% and 38.4%, respectively. The effective tax rate year to date is 38.5%.

Restricted Stock Awards

    The Company granted, under the 1993 Incentive Stock Plan on February 1, 1997, an aggregate of approximately 2,041,200 restricted stock awards consisting of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair market value of $22.59 per share when granted. Vesting of the restricted stock for the RadioShack store managers occurs at the earlier of the following:
(1) if managers are employed as a store manager or higher position by the Company after February 1, 1999 and the Company common stock closes at $33 13/16 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2002 if the managers are employed as store managers or a higher position of the Company. Compensation expense, equal to the fair market value of the shares upon vesting, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting. As of September 30, 1998, there were 1,318,800 RadioShack store manager stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award. The 43,200 stock awards for the 53 remaining Computer City store managers were replaced by cash awards subsequent to the closing date of the sale of Computer City to CompUSA.

    The Company also granted, under the 1997 Incentive Stock Plan on February 1, 1998, an aggregate of approximately 324,750 restricted stock awards consisting of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. The restricted stock awards had a weighted average fair market value of $39.22 per share when granted. Vesting of the restricted stock occurs at the earlier of the following: (1) if managers are employed as a store manager or higher position by the Company after February 1, 2000 and the Company common stock closes at $58 1/8 or more for 20 consecutive trading days, the stock will vest at that time, and otherwise, (2) the shares will vest on February 1, 2003 if the managers are employed as a store manager or a higher position of the Company. Compensation expense, equal to the fair market value of the shares upon vesting, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting. At September 30, 1998, there were 237,750 restricted stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

Sale of Computer City, Inc.

    On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA for the sale of 100% of the outstanding common stock of the Company's Computer City subsidiary. On August 31, 1998, the sale was completed. The Company received approximately $75.0 million in cash and an unsecured note for $136.0 million as consideration for the sale. The amount of cash retained is subject to adjustment, dependent upon the finalization of CCI's closing balance sheet. The note, which is of equal priority with CompUSA's existing subordinated debt, bears interest at 9.48% per annum and is payable over a ten year period. Interest will be payable on June 30 and December 31 of each year, commencing on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008.

    The Company has recognized an after-tax loss of $63.5 million for the sale of CCI, which includes certain contractual obligations incurred by the Company. The Company recorded $45.0 million of the loss in the second quarter of 1998 when the sale was announced, and an additional $18.5 million in the third quarter of 1998 upon the completion of due diligence and other adjustments. CCI's results of operations through August 31, 1998 are included in the financial statements of the Company.

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

    Below is a summary of net sales and operating revenues and net losses, both in total and per share, for CCI for the three and nine month periods ended September 30, 1998 and 1997, respectively.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
(In millions, except               --------------------    --------------------
 per share amounts)                1998 (1)      1997      1998 (1)      1997
 -----------------                 --------    --------    --------    --------
Net sales and operating revenues   $  285.7    $  450.5    $1,196.7    $1,301.1
Net loss                              (30.3)       (4.9)      (58.7)       (8.4)
Loss per share                     $  (0.30)   $  (0.05)   $  (0.57)   $  (0.07)

(1) Includes operations for only two and eight months, respectively, due to the sale to CompUSA on August 31, 1998.

Cash Flow and Financial Condition

    Cash flow provided by operating activities approximated $121.2 million in the nine month period ended September 30,1998, compared to $20.3 million in the nine month period ended September 30, 1997, due in part to $193.4 million of net income in 1998 before the loss on the sale of CCI and depreciation and amortization expense compared to $162.1 million of net income in 1997, before depreciation and amortization expense. For the nine months ended September 30, 1998, $49.2 million of cash flow was generated from the change in working capital assets, offset by a $157.0 million decrease in current liabilities. For the nine months ended September 30, 1997, the Company generated $75.9 million in cash flow from working capital assets, primarily attributable to the liquidation of inventories associated with closed stores under the 1996 restructuring plan, offset by a $219.1 million decrease in current liabilities, which related primarily to accrued expenses associated with the 1996 restructuring activity.

    Investing activities used $32.2 million in cash flow in the nine months ended September 30, 1998, compared to $46.5 million during the same period of the prior year. Investing activities for the nine months ended September 30, 1998 included capital expenditures totaling $107.3 million, primarily for retail expansion, upgrade of information systems and Computer City infrastructure enhancements prior to the announced sale of CCI on June 22, 1998. Cash proceeds from the sale of CCI generated $75.0 million in cash flow in 1998. The amount of cash actually retained is dependent upon the finalization of CCI's closing balance sheet. For the nine months ended September 30, 1997, cash proceeds of $41.4 million were received from the sale of the Company's remaining shares of AST Research, Inc. common stock, the sale of various corporate assets and one Incredible Universe location. Management anticipates that capital expenditure requirements will approximate $15.0 million to $20.0 million for the remainder of 1998, primarily to support RadioShack future store expansions and refurbishments, and to update additional information systems. It is anticipated that capital expenditures for 1999 will approximate $115.0 million to $120.0 million.

    Cash used by financing activities for the nine months ended September 30, 1998 was $147.5 million, compared to $31.3 million in the previous year. Purchases of treasury stock required $185.1 million for the nine months ended September 30, 1998, compared to $331.9 million during the same period of 1997. The current year's repurchase was partially funded by $48.8 million received from stock option exercises and the sale of treasury stock to the employee stock purchase program, as well as a net increase in debt. Medium-term notes issued by the Company under its 1997 Debt Shelf Registration provided approximately $45.0 million in cash for the nine months ended September 30, 1998, a portion of which was used to repay current maturities of long-term debt. The Company believes that its cash flow from operations, cash on hand and availability under its existing debt facilities are adequate to fund the planned expansion of its store formats and share repurchase program. In addition, most of the Company's new stores are leased rather than owned.

    Cash and cash equivalents at September 30, 1998 were $47.4 million, compared to $105.9 million at December 31, 1997 and $64.0 million at September 30, 1997. Total debt as a percentage of total capitalization was 36.6% at September 30, 1998, compared to 33.6% at December 31, 1997 and 39.5% at September 30, 1997. Long-term debt as a percentage of total capitalization was 16.6% at September 30, 1998, compared to 14.8% at December 31, 1997 and 13.6% at September 30, 1997.

    The Company's revolving credit facilities total $500.0 million, $200.0 million of which is a 364-day facility maturing June 1999, with the other $300.0 million maturing June 2003. The revolving credit facilities are used as a backup for the commercial paper program and may also be utilized for general corporate purposes.

    In March 1997, the Company announced that its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996. The share increase brings the total authorization to 30.0 million shares of which approximately 23.8 million shares, totaling $658.2 million, had been purchased as of September 30, 1998. The stock repurchase program is being undertaken as a result of management's view of the economic value of its stock. Purchases will continue to be made from time to time in the open market and it is expected that funding of the program will come primarily from operating cash flow and existing funding sources. During the quarter ended September 30, 1998, the Company repurchased approximately 0.7 million shares for $40.2 million under the program and for the nine months ended September 30, 1998, the Company repurchased 2.8 million shares totaling $129.1 million under the program. Additionally, on October 26, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock for an indefinite period of time to be used to offset the dilution of stock option grants under Tandy's Incentive Stock Plans. These purchases are in addition to the shares required for employee plans, which are purchased throughout the year.

    In March 1997, the Company's Board of Directors authorized the filing of a $300.0 million Debt Shelf Registration Statement (the "Registration Statement") with the Securities and Exchange Commission. In August 1997, the Company issued $150.0 million of 10 year unsecured senior notes under the Registration Statement, which was effective August 6, 1997. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007. In December 1997, the Company issued $4.0 million in medium-term notes under the remaining $150.0 million of the Registration Statement. An additional $45.0 million in medium-term notes was issued in January 1998 with a weighted average interest rate of approximately 6.1% per annum. Tandy's medium-term notes outstanding at September 30, 1998 under the 1991 and 1997 shelf registrations totaled $50.0 million, compared to $30.0 million at December 31, 1997 and $26.0 million at September 30, 1997.

Inventory

    Total inventories at September 30, 1998 decreased $230.3 million or 19.1% since December 31, 1997 and decreased $304.8 million or 23.8% since September 30, 1997. The decrease in inventory since year end is primarily due to a $207.9 million reduction relating to the sale of Computer City to CompUSA on August 31, 1998, offset slightly by an increase in inventory at RadioShack due to normal seasonal fluctuations. The decrease in inventory since the third quarter of 1997 is also attributable to the sale of Computer City mentioned above, as well as to a $105.9 million reduction in inventory at Computer City due to sales made in the normal course of business through August 31, 1998. The Computer City inventory decrease since the third quarter of 1997 was offset slightly by an increase in inventory in RadioShack's growth categories.

Changes in Stockholders' Equity
                                                 Outstanding
(In millions)                                   Common Shares       Dollars
 -----------                                    -------------    -------------
Balance at December 31, 1997                        102.3           $1,058.6
Foreign currency translation  adjustments,
 net of deferred taxes                                --                 0.4
Sale of treasury stock to Tandy Stock Plan            0.6               27.1
Purchases of treasury stock                          (4.0)            (184.8)
Exercise of stock options and grant of
 stock awards                                         1.2               34.3
Repurchase of preferred stock                         --                (4.3)
Preferred stock dividends, net of tax                 --                (2.9)
TESOP deferred compensation earned                    --                 7.6
Common stock dividends declared                       --               (30.7)
Net income                                            --                12.9
                                                 --------           --------
Balance at September 30, 1998                       100.1           $  918.2
                                                 ========           ========

Impact of the Year 2000 Issue

    The Company's management recognizes the need to ensure that its operations and relationships with key vendors, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems require modifications in order to ascertain that these systems will be ready for the year 2000 ("Year 2000").

The Company's State of Readiness

    Tandy is using a combination of internal and external resources to identify, assess, remediate and test its many different information technology ("IT") systems such as credit, point of sale, payroll, purchase ordering, importing, merchandise distribution, management reporting, manufacturing, mainframe, and client/server applications, as well as its non-IT systems (e.g. heating and air conditioning systems, building security systems, etc.).

    Since beginning the project in 1995, the Company has completed identifying and assessing 100% of its internal IT programs, data communication and telecommunication systems for Year 2000 readiness. Remediation and testing is approximately 80% complete for applications and IT programs and 53% for data communication and telecommunication systems. Remediation and testing for all remaining programs, as well as systems integration testing, is expected to be completed by the third quarter of 1999. The Company is and will continue to use outside consultants to assist with the validating and testing phases.

    With respect to non-IT system issues, the Company is in the process of identifying, assessing and remediating, if necessary, its building and utility systems for any Year 2000 issues relating to the functionality of its facilities. Non-IT systems are expected to be Year 2000 ready by the third quarter of 1999.

    Although  unforeseen   circumstances  may  or  will  arise,  the  Year  2000
remediation program is presently on schedule.

                                    Percent of Applications Year 2000 Ready
                                  --------------------------------------------
                                   Actual as of       Planned          Planned
  Year 2000 Initiative            September 1998    December 1998      Q3 1999
  --------------------            --------------    -------------      -------

Applications and information
 technology                             80%              90%             100%
Data communications and
 telecommunications                     53%              85%             100%
Non-IT systems                          40%              60%             100%


    The Company plans to continue communicating with its key suppliers, financial institutions, customers and others to determine their state of Year 2000 readiness, to coordinate Year 2000 conversions and to determine the extent to which the Company's interface systems are vulnerable. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems or ongoing operations.

Costs

    In management's opinion, the financial impact of being Year 2000 ready is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. Management anticipates that total expenditures associated with the Year 2000 internal modifications will range from $10.0 million to $14.0 million, which will be funded from operating cash flow. As of September 30, 1998, approximately $4.7 million has been spent on these internal modifications. As required by generally accepted accounting principles, these costs are expensed as incurred. Additionally, the Company expects to spend approximately $20.0 million to $25.0 million on the purchase and installation of third party financial software packages and related hardware in light of the Year 2000 issue. Combined, these costs account for 20% to 25% of the Company's 1998 and 1999 IT budget. These purchases are in addition to other capital investments made in the normal course of business for certain third party software systems and applications which address the ongoing retail and operational needs of the Company. These software systems, which include point-of-sale, manufacturing and importing packages, are in the process of being installed. All of these third-party software packages have been certified by the vendors to the Company as being Year 2000 ready.

The Risks of the Company's Year 2000 Issues

    With respect to the risks associated with its IT and non-IT systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the year 2000 that were not detected during its remediation and testing efforts. The Company also believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results.

    Concerning the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's merchandise vendors will not be compliant and will have difficulty filling and distributing orders. Presently, however, no single internal or third party supplier accounts for a significant portion of the Company's sales and operating revenues. Additionally, a large quantity of products sold by the Company are available from alternate electronics vendors.

    As a manufacturer, distributor and retailer of computer and consumer electronics, the Company is in the process of assessing the implications of the Year 2000 on products it has manufactured or sold, or is currently manufacturing or selling. The Company is uncertain whether it will be subject to litigation and whether certain of its products will operate error free or not.

    The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that financial institutions, utility companies, and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans

    The Company's critical applications include its merchandising system, point-of-sale system and financial system, which includes payroll, accounts payable and receivable, and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its operations in the short-term. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from such failures would depend on the time period in which the failure goes uncorrected and on how widespread the impact.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1998. While certain of these matters involve substantial amounts, and although occasional adverse settlements or resolutions might occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

           1) On August 31, 1998, the Company announced that it had completed the sale of 100% of the Company's Computer City, Inc. subsidiary to CompUSA Inc. The Form 8-K was filed on September 14, 1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Tandy Corporation
                                             (Registrant)





Date:  November 10, 1998                By   /s/     Richard L. Ramsey
                                             --------------------------------
                                                     Richard L. Ramsey
                                               Vice President and Controller
                                                    (Authorized Officer)






Date:  November 10, 1998                     /s/     Dwain H. Hughes
                                            --------------------------------
                                                     Dwain H. Hughes
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

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

3a(iv) Certificate of Designation of Series B TESOP Convertible Preferred dated June 29, 1990 (filed as Exhibit 4A to Tandy's 1993 Form S-8 for the Tandy Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, Accession No. 0000096289-93-000017 and incorporated herein by reference).

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

4a Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender, Citibank, N.A., as Syndication Agent and Lender, Bank of America National Trust & Savings Association, as Documentation Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4n to Tandy's Form 10-Q filed on August 13, 1998, Accession No. 0000096289-98-000039 and incorporated herein by reference).

4b Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender, Citibank, N.A., as Syndication Agent and Lender, Bank of America National Trust & Savings Association, as Documentation Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4o to Tandy's Form 10-Q filed on August 13, 1998, Accession No. 0000096289-98-000039 and incorporated herein by reference).

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

10c* Post Retirement Death Benefit Plan for Selected Executive Employees of Tandy Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10d* Tandy Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10e* Special Compensation Plan for Directors of Tandy Corporation dated November 13, 1986 (filed as Exhibit 10g to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10f* Director Fee Resolution (filed as Exhibit 10h to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10g* Tandy Corporation 1985 Stock Option Plan as restated effective August 1990 (filed as Exhibit 10i to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10h* Tandy Corporation 1993 Incentive Stock Plan as restated May 18, 1995 (filed as Exhibit 10j to Tandy's Form 10-Q filed on August 14, 1995, Accession No. 0000096289-95-000016 and incorporated herein by reference).

10i* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to
               Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10j* First Restated Trust Agreement Tandy Employees Supplemental Stock Program through Amendment No. IV dated January 1, 1996 (filed as exhibit 4d to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and incorporated herein by reference).

10k* Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to Tandy's Form 10-Q filed on August 14, 1995, Accession No. 0000096289-95-000016 and
               incorporated herein by reference).

10l* Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as Exhibit 10n filed on August 14, 1995, Accession No. 0000096289-95-000016 to and incorporated herein by reference).

10m* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries (i) Formula,
               (ii) Discretionary, and (iii) Pay Plan (filed as Exhibit 10o to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10n* Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit 10p to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and incorporated herein by reference).

10o* Tandy Corporation 1997 Incentive Stock Plan, (filed as Exhibit 10q to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

10p* Management Agreement, dated July 17, 1997, by and among Eureka Venture Partners, III LLP, EVP Colonial, Inc., Nathan Morton, Avery More and Robert Boutin, (filed as Exhibit 10r to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

10q* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10s to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10r* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10t to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10s* Form of December 1997 Deferred Salary and Bonus Agreement (Stock Investment) with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10u to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10t* Form of December 1997 Salary and Bonus Agreement with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10v to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).


10u* Tandy Corporation Executive Deferred Compensation Plan, effective April 1, 1998, (filed as Exhibit 10w to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10v* Tandy Corporation Executive Deferred Stock Plan, effective April 1, 1998, (filed as Exhibit 10x to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10w* Tandy Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated January 1, 1998, (filed as Exhibit 10y to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10x* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and John V. Roach (filed as Exhibit 10z to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

10y* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

11             Statement of Computation of Ratios of Earnings to
               Fixed Charges.                                                 23

27             Financial Data Schedule.                                       24

----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".


                                                                      EXHIBIT 11
                                TANDY CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                   -------------------    --------------------
(In millions, except per share amounts)              1998       1997        1998        1997
---------------------------------------            -------    --------    --------    --------

Ratio of Earnings to Fixed Charges:

Net income (loss)                                  $  (4.1)   $   36.4    $   12.9    $   90.7
Plus provision (benefit) for income taxes             (2.5)       22.7         8.1        56.7
                                                   -------    --------    --------    --------
Income (loss) before income taxes                     (6.6)       59.1        21.0       147.4
                                                   -------    --------    --------    --------

Fixed charges:
Interest expense and amortization of
 debt discount                                        11.5        11.8        33.6        31.0
Amortization of issuance expense                       0.1         0.1         0.5         0.2
Appropriate portion (33 1/3%) of rentals              18.0        18.0        55.2        55.3
                                                   -------    --------    --------    --------
    Total fixed charges                               29.6        29.9        89.3        86.5
                                                   -------    --------    --------    --------

Earnings before income taxes and
 fixed charges                                     $  23.0    $   89.0    $  110.3    $  233.9
                                                   =======    ========    ========    ========

Ratio of earnings to fixed charges                    0.78        2.98        1.24        2.70
                                                   =======    ========    ========    ========

Ratio of Earnings to Fixed Charges and
 Preferred Dividends:

Total fixed charges, as above                      $  29.6    $   29.9    $   89.3    $   86.5
Preferred dividends                                    1.5         1.5         4.4         4.6
                                                   -------    --------    --------    --------
Total fixed charges and preferred dividends        $  31.1    $   31.4    $   93.7    $   91.1
                                                   =======    ========    ========    ========

Earnings before income taxes, fixed
 charges and preferred dividends                   $  23.0    $   89.0    $  110.3    $  233.9
                                                   =======    ========    ========    ========

Ratio of earnings to fixed charges
 and preferred dividends                              0.74        2.83        1.18        2.57
                                                   =======    ========    ========    ========