Form 10-K
period 1998-12-31
TANDY CORP /DE/
filed 1999-03-29
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD

                          Commission file number 1-5571
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

        Registrant's telephone number, including area code (817) 415-3700
                            ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,265,940,296 based on the New York Stock Exchange closing price.

As of March 23, 1999, there were 96,920,455 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.
               The Index to Exhibits is on Sequential Page No. 59.

PART I

ITEM 1. BUSINESS.

GENERAL
Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the "Company"). The Company engages in the retail sale of consumer electronics including personal computers, primarily in the United States. Sales derived outside of the United States are not material. Tandy's principal retail operations in 1998 included the RadioShack(R) and Computer City(R) store chains.

    RadioShack. RadioShack is the Company's largest operating business unit. At December 31, 1998, the RadioShack division operated 5,039 company-owned stores located throughout the United States. These stores average approximately 2,200 square feet in gross area and are located in major malls and strip centers, as well as individual store fronts. RadioShack had, on the same date, a network of 1,991 dealer/franchise stores. These stores provide RadioShack products to smaller communities. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products. This network included 53 international dealers at December 31, 1998.

    The company-owned RadioShack stores carry a broad assortment of mostly private label electronic parts and accessories, cellular, PCS and conventional telephones, audio and video equipment, digital satellite systems, personal computers and related products, as well as specialized products such as scanners, electronic toys and hard-to-find batteries. RadioShack also provides consumers access to third party services such as cellular phone, PCS, direct satellite programming and pager service. RadioShack, through its "Sprint Store at RadioShack", provides customers with access to wireless and residential telephones and related telephony products and services. A second "store-within-a-store" concept was launched in early 1998, when the Company announced its strategic alliance with Compaq Computer Corporation ("Compaq").

    Computer City. On June 22, 1998, the Company announced that it had signed a definitive agreement to sell 100% of the outstanding common stock of its Computer City, Inc. subsidiary ("CCI" or "Computer City") to CompUSA Inc. ("CompUSA"). The sale was completed August 31, 1998. (See "Sale of Computer City, Inc." in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A")). Prior to the sale, there were 101 Computer City stores open, including seven in Canada. Operating primarily as a supercenter format, the average store size approximated 21,050 square feet in gross area and offered approximately 4,000 products in its merchandising assortment, including personal computer hardware and software and related products and accessories. To complement its hardware and software sales, Computer City also offered such services as classroom and on-site training for widely-used software applications, as well as repair, maintenance, custom configuration, diagnostic testing, computer upgrades and other technical services on all major brands of computers and related products.

    Incredible Universe. In December 1996, the Company announced its intent to exit the Incredible Universe business. All Incredible Universe stores were closed or sold by the end of 1997. See "Provisions for Business Restructuring and Asset Impairment" in MD&A for further discussion.

Supporting the retail operations is an extensive infrastructure that includes:

    A&A International, Inc.("A&A") - This wholly-owned subsidiary of the Company serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. A&A also provides services for outside customers, primarily InterTAN, Inc. ("InterTAN"). Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in Asia.

    Consumer Electronics Manufacturing - The Company operates seven manufacturing facilities in the United States and one overseas manufacturing operation in China, which is a joint venture. These eight manufacturing facilities employed approximately 3,400 employees as of December 31, 1998. The Company manufactures a variety of products, primarily sold through RadioShack, including audio, video, telephony, antennas, wire and cable products and a wide variety of "hard to find" parts for consumer electronic products.

    Tandy Service Centers-The Company maintains a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 1998, there were 53 Tandy Service Centers in the U.S. which repaired name-brand and private label products sold through the Company's retail distribution channels. The Company is a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Panasonic, Hitachi, Hewlett-Packard, RCA/Thomson and Nokia, among others, and also performs repairs for third-party service centers and extended service plan providers under national service agreements.

    Regional Distribution Centers - The 11 distribution centers operated by the Company ship over one million cartons each month to the Company's retail outlets.

    Tandy Transportation, Inc.-A large fleet of tractors and trailers transports merchandise from manufacturers or ports of entry to the Company's regional distribution centers and local distribution facilities and also delivers to the Company's retail outlets.

    Tandy Customer Support - Using state-of-the-art telephone and data networks, Tandy Customer Support responds to more than five million calls annually for answers to technical questions, customer service inquiries, and direct sales related to RadioShack's catalog operations, the Internet and "hard to find" products offered through its RadioShack Unlimited program.

SEASONALITY
As is the case with other retail businesses, the Company's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up requiring working capital associated with the anticipated increased sales volume. See Note 24 of the "Notes to Consolidated Financial Statements" for quarterly data.

PATENTS AND TRADEMARKS
Tandy owns or is licensed to use many trademarks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, Optimus and You've Got Questions. We've Got Answers. are some of the registered marks most widely used by the Company. Tandy believes that the RadioShack name and mark is well-recognized by consumers, and that the name and mark are associated with a high-quality service provider. The Company's manufactured products are sold primarily under the RadioShack and Optimus trademarks which are registered in the U.S. and many foreign countries. Tandy also owns various patents relating to retail and support functions and various products which Tandy has previously designed and continues to manufacture. The Company believes that the loss of the RadioShack name and RadioShack trademarks would be material to its business, but does not believe that the loss of any other marks would be material.

SUPPLIERS
The Company obtains merchandise from a large number of suppliers located in various parts of the world. Alternative sources of supply exist for most merchandise and raw materials purchased by the Company. As the Company's product line is diverse, the Company would not expect a lack of availability of any single product or raw material to have a material impact on its operations. Management does not believe that the loss of any one supplier would have a material impact on its operations.

BACKLOG ORDERS
The Company has no material backlog of orders for the products it sells.

COMPETITION
The consumer electronics retail business remains highly competitive, driven by technology and product cycles, as well as the overall state of the economy. In the consumer electronics retailing business, competitive factors include price, product quality, product features, consumer services, manufacturing and distribution capability and brand reputation. The Company competes in the sale of its products and services with department stores, mail order houses, discount stores, general merchants and gift stores which sell comparable products manufactured by others. Competitors range in size from local drug and hardware stores to large chains and department stores. Consumer electronics mail-order companies also compete with the Company as do a number of competitors via on-line commerce on the Internet. The products which compete with those sold by the Company are manufactured by numerous domestic and foreign manufacturers. Many of these products carry nationally recognized brand names or private labels and are sold in markets common to the Company. Some of the Company's competitors have financial resources equal to or greater than the Company's resources.

Management believes that many factors are important to its competitive position, including price, quality, service and the broad selection of electronic and telecommunications products carried at conveniently located RadioShack retail outlets. RadioShack's strategic alliances with well-recognized partners such as Sprint Communications Company, Compaq Computer Corporation and DirecTV, among others, allow the Company to leverage name brand recognition and marketing efforts and advertising campaigns as well as to create cross-revenue opportunities such as repair service income, customer residuals and cellular commissions. The Company's utilization of trained personnel and its ability to use national and local advertising media are important to the Company's ability to compete in the consumer electronics marketplace. Management of the Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that the Company will continue to compete successfully with respect to each of the factors referenced above. Also, in light of the ever-changing nature of the electronics retail industry, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to the Company or if the Company were unable to obtain products in a timely manner for an extended period of time.

In 1998, Tandy operated two retailing formats: RadioShack and, until August 31, 1998, Computer City. Each of the Company's retailing formats used a distinct path to the marketplace, based on its unique customer appeal, marketing strengths and margin structure:

   RadioShack: RadioShack stores offer the shopping convenience of approximately 7,000 company-owned and dealer/franchise stores which offer high quality branded and private label computer, telephony and electronics products and parts, unique selection, repair services, knowledgeable personnel, convenient credit options and excellent customer service, including its "service-oriented" approach. In addition to providing enhanced product explanation, specially trained sales staff assist customers with service activation, where applicable, and selection of appropriate accessories. RadioShack has formed strategic relationships with key vendors in computers (Compaq), "direct-to-home" satellite (RCA, PrimeStar, DirecTV, and USSB), telecommunications (Sprint) and wireless communications (Sprint PCS) to augment the strong position that it has historically maintained in core product categories such as batteries, communications equipment, telephones, antennas and electronic components, and parts and accessories.

   Computer City, Inc.: This subsidiary operated 101 stores prior to the sale to CompUSA. Computer City stores offered approximately 4,000 different name brand items, competitive prices and excellent customer service on personal computer hardware and software, as well as accessories, printers and peripherals. The stores averaged approximately 21,050 square feet. Although retail sales were the largest component of Computer City's business, its stores also fulfilled other functions, including direct sales to corporate, government and education customers, as well as software training and technical services.

See "Segment  Reporting  Disclosures"  in MD&A for 1998, 1997 and 1996 net sales
and  operating  revenues,   operating  profit  (loss)  and  capital  assets  for
RadioShack and Computer City.

EMPLOYEES
As of December 31, 1998, the Company had approximately 38,200 employees. That number included approximately 6,500 temporary retail employees who were hired for the Christmas selling season. None of the Company's employees are covered by collective bargaining agreements nor are they members of labor unions. Management of the Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.
Information on the Company's properties is in MD&A and the financial statements included in this Form 10-K and is incorporated herein by reference. The following items are discussed further on the referenced pages:

                                                  Page
Retail Outlets...............................      12
Property, Plant and Equipment................      45
Leases.......................................      48

The Company leases, rather than owns, most of its retail facilities. RadioShack stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. The Company owns most of the property on which its executive offices are located in downtown Fort Worth, Texas, all distribution centers, except for two which are leased, and most of its manufacturing facilities located throughout the United States. A&A, the Company's import/export subsidiary, leases eight administrative offices in the Asia Pacific region. Existing warehouse and office facilities are deemed adequate to meet the Company's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1998. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of the Company's executive officers and their ages, positions and length of service with the Company as of February 28, 1999.

                                      Position                                       Years with
    Name                  (Date Elected to Current Position)                Age       Company
    ----                   --------------------------------                 ---       -------
Leonard H. Roberts        President and Chief Executive Officer,             50         5  (1)
                          Tandy Corporation, (January 1999)
                          President, Tandy Corporation (December 1995)
                          President, RadioShack (July 1993)

David Christopher         Executive Vice President, Tandy Corporation        56        32  (2)
                          (October 1998)
                          President,  A&A International, Inc.
                          (July 1990)

David J. Edmondson        Senior Vice President, Tandy Corporation           39         4  (3)
                          Executive Vice President and
                          Chief Operating Officer, RadioShack
                          (October 1998)

Robert M. McClure         Senior Vice President, Tandy Corporation           63        26  (4)
                          (January 1994)

Dwain H. Hughes           Senior Vice President and                          51        19  (5)
                          Chief Financial Officer, Tandy Corporation
                          (January 1995)

Mark C. Hill              Senior Vice President (October 1998),              47         2  (6)
                          Corporate Secretary and General Counsel
                          (July 1997), Tandy Corporation

Mark W. Barfield          Vice President-Tax, Tandy Corporation              41        11  (7)
                          (May 1994)

Richard J. Borinstein     Senior Vice President-Merchandising,               55         9  (8)
                          RadioShack (December 1996)

Henry G. Chiarelli        Senior Vice President-New Ventures, RadioShack     44        28  (9)
                          (December 1997)

Evelyn V. Follit          Vice President and Chief Information Officer,      52         2 (10)
                          Tandy Corporation (October 1997)

Loren K. Jensen           Vice President and Treasurer, Tandy Corporation    38         3 (11)
                          (May 1995)

David P. Johnson          Senior Vice President and Controller, RadioShack   46        26 (12)
                          (February 1998)

Martin  O. Moad           Vice President-Investor Relations, Tandy           42        13 (13)
                          Corporation (December 1996)

Louis W. Provost          Senior Vice President-Retail Operations,           42        24 (14)
                          RadioShack (August 1998)

Richard L. Ramsey         Vice President and Controller, Tandy Corporation   53        32
                           (January 1986)

Francesca M. Spinelli     Vice President-People, Tandy Corporation           45         1 (15)
                           (July 1998)

John V. Roach             Chairman of the Board,                             60        31 (16)
                          Tandy Corporation (July 1982)
                          Chief Executive Officer, Tandy Corporation
                          (July 1981 - December 1998)

There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served the Company in various capacities over the past five years, except for Messrs. Edmondson, Hill, Jensen and Mmes. Follit and Spinelli.

(1) Mr. Roberts was elected Chief Executive Officer effective January 1999. Mr. Roberts has been President of Tandy Corporation since December 1995 and has been President of the RadioShack division since July 1993. Prior to joining Tandy, he served as the Chairman and Chief Executive Officer of Shoney's, Inc. from 1990 to 1993.

(2) Mr. Christopher served as Executive Vice President, RadioShack from January 1992 until October 1998, when he was named Executive Vice President, Tandy Corporation. Mr. Christopher has also served as President of A&A International, Inc. since July 1990. Mr. Christopher served as Executive Vice President of RadioShack from January 1992 until October 1998.

(3) Mr. Edmondson was elected Senior Vice President, Tandy Corporation and Executive Vice President and Chief Operating Officer, RadioShack effective October 1998. Mr. Edmondson served as Senior Vice President of Marketing and Advertising, RadioShack from November 1995 to October 1998. He served as Vice President-Marketing, RadioShack from December 1994 until November 1995. Prior to joining Tandy Corporation, he served as National Account Marketing Executive of Advo, Inc. where he was employed almost twelve years.

(4) Mr. McClure served as President of the Tandy Electronics division from August 1987 until January 1993, when he was elected as Chief Operating Officer and President of TE Electronics Inc. Mr. McClure was named Senior Vice President, Tandy Corporation in January 1994.

(5) Mr. Hughes was elected Senior Vice President and Chief Financial Officer, Tandy Corporation effective January 1995. Mr. Hughes served as Vice President and Treasurer, Tandy Corporation from June 1991 until December 1994.

(6) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, Tandy Corporation from July 1997 to October 1998, when he was named Senior Vice President, Tandy Corporation. He continues to serve as Corporate Secretary and General Counsel of the Company. Prior to joining Tandy, Mr. Hill practiced law for 21 years and was a partner with the law firm of Haynes and Boone LLP for the last 13 years.

(7)  Mr. Barfield served as Director of Federal and International  Taxes,  Tandy
     Corporation   from  April  1991  to  May  1994,  when  he  was  named  Vice
     President-Tax, Tandy Corporation.

(8) Mr. Borinstein served as Vice President-Merchandise Marketing, RadioShack from December 1993 to December 1998, when he was elected Senior Vice President-Merchandising, RadioShack. Mr. Borinstein served as Director-Merchandising, RadioShack from September 1991 through December 1993.

(9) Mr. Chiarelli was elected Senior Vice President-New Ventures, RadioShack effective December 1997. He served as Senior Vice President-Merchandising and Marketing, Computer City from January to December 1997. Mr. Chiarelli served as Vice President and General Manager, Incredible Universe from October 1995 to January 1997. He served as Vice President-New Venture Group, RadioShack from September 1994 until October 1995.

(10) Ms. Follit was elected Vice President and Chief Information Officer, Tandy Corporation effective October 1997. Prior to joining Tandy Corporation, she was Vice President-Operations and Engineering for A.C. Nielsen Corporation from October 1996 to March 1997. Ms. Follit held various management positions at Dun & Bradstreet Corporation, ITT and IBM from 1970 to October 1996.

(11) Mr. Jensen has served as Vice President and Treasurer, Tandy Corporation since May 1995. Prior to joining Tandy Corporation, he served as Senior Vice President of Texas Commerce Bank where he was employed for almost 10 years.

(12) Mr. Johnson served as Vice President and Controller, RadioShack from June 1994 to February 1998, when he was named Senior Vice President and Controller, RadioShack. Mr. Johnson served as Vice President/Controller-Retail, RadioShack from August 1993 until June 1994.

(13) Mr. Moad served as Director of Investor  Relations,  Tandy Corporation from
     February   1993   through   December   1996,   when  he  was   named   Vice
     President-Investor Relations, Tandy Corporation.

(14) Mr. Provost was elected Senior Vice President-Retail Operations, RadioShack effective August 1998. Mr. Provost served as Vice President and General Manager, Tandy TechAmerica from April 1996 to August 1998. He served as Vice President-Southeast Division, RadioShack from April 1993 to March 1996.

(15) Ms. Spinelli was elected Vice President of People, Tandy Corporation effective July 1998. Prior to joining Tandy Corporation, she was employed by Wal-Mart Stores, Inc. from March 1993 to July 1998. She served as Corporate Vice President of Organizational Development of Wal-Mart Stores, Inc. from February 1997 to July 1998.

(16) Mr. Roach has served as Chairman of the Board since July 1982 and he served as Chief Executive Officer, Tandy Corporation from July 1981 to December 1998.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK (Restated for two-for-one stock split payable in September 1997) Tandy's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low trading prices for Tandy's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 1998.

                                                                    Dividends
Quarter Ended                   High               Low              Declared
-------------                   ----               ---              --------

December 31, 1998            $  53 1/4          $  37              $   0.10
September 30, 1998              63 7/8             50 13/16            0.10
June 30, 1998                   54 5/8             41 1/16             0.10
March 31, 1998                  48 7/8             30 3/8              0.10

December 31, 1997            $  46              $  33 5/16         $   0.10
September 30, 1997              34 25/32           26 5/16             0.10
June 30, 1997                   28 7/8             24 3/8              0.10
March 31, 1997                  26 7/8             20 5/16             0.10



HOLDERS OF RECORD
At March 23, 1999  there were  27,322 holders of record of Tandy's common stock.


DIVIDENDS
The Board of Directors reviews Tandy's dividend policy annually. The quarterly dividend rate is currently $0.10 per common share.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)
TANDY CORPORATION AND SUBSIDIARIES

                                                            Year Ended December 31,
(Dollars and shares in millions,        --------------------------------------------------------
except per share amounts and ratios)      1998(1)     1997        1996        1995        1994
================================================================================================

Operations
Net sales and operating revenues        $4,787.9    $5,372.2    $6,285.5    $5,839.1    $4,943.7
                                        ========    ========    ========    ========    ========

Income (loss) before income taxes       $   99.7    $  303.9    $ (145.6)   $  343.2    $  359.5
Provision (benefit) for  taxes              38.4       117.0     (  54.0)      131.3       135.2
                                        --------    --------    --------    --------    --------

Net income (loss)(2)(3)                 $   61.3    $  186.9    $  (91.6)   $  211.9    $  224.3
                                        ========    ========    ========    ========    ========

Net income (loss) available per
 common share: (2)(3)
    Basic                               $   0.55    $   1.69    $  (0.82)   $   1.62    $   1.46

    Diluted                             $   0.54    $   1.63    $  (0.82)   $   1.58    $   1.43

Shares used in computing earnings
 (loss) per common share:
    Basic                                  100.6       107.2       119.7       126.5       149.2

    Diluted                                105.7       112.2       119.7       131.4       153.9

Dividends declared per common share     $   0.40    $   0.40    $   0.40    $   0.37    $   0.32

Ratio of earnings to fixed charges          1.84        3.52         N/A(4)     4.22        4.56


SELECTED SUPPLEMENTAL FINANCIAL DATA (UNAUDITED) Continued
TANDY CORPORATION AND SUBSIDIARIES

(Dollars and shares in                                   Year Ended December 31,
millions, except per             ---------------------------------------------------------------------
share amounts and ratios)                1998(1)      1997         1996         1995         1994
-----------------------------------------------------------------------------------------------------
Year End Financial Position
Inventories                           $   912.1    $ 1,205.2    $ 1,420.5    $ 1,512.0    $ 1,504.3
Total assets                          $ 1,993.6    $ 2,317.5    $ 2,583.4    $ 2,722.1    $ 3,243.8
Working capital                       $   419.1    $   739.1    $   746.3    $ 1,088.3    $ 1,350.1
Current ratio                         1.48 to 1    1.76 to 1    1.63 to 1    2.13 to 1    2.12 to 1
Capital structure:
Current debt (5)                      $   233.2    $   299.5    $   258.0    $   189.9    $   229.1
Long-term debt (5)                    $   235.1    $   236.1    $   104.3    $   140.8    $   153.3
Total debt                            $   468.3    $   535.6    $   362.3    $   330.7    $   382.4
Total debt, net of cash and
 cash equivalents                     $   403.8    $   429.7    $   240.8    $   187.2    $   176.8
Stockholders' equity                  $   848.2    $ 1,058.6    $ 1,264.8    $ 1,601.3    $ 1,850.2
Total capitalization                  $ 1,316.5    $ 1,594.2    $ 1,627.1    $ 1,932.0    $ 2,232.6
Long-term debt as a % of
 total capitalization                      17.9%        14.8%         6.4%         7.3%         6.9%
Total debt as a % of total
 capitalization                            35.6%        33.6%        22.3%        17.1%        17.1%
Stockholders' equity per
 common share                         $    8.25    $    9.96    $   10.74    $   12.72    $   13.01(6)

Financial Ratios
Return on average
 stockholders' equity                       6.4%(2)     16.1%         N/A(3)      12.3%        11.8%
Percent of sales:
 Income (loss) before income taxes          2.1%(2)      5.7%        (2.3)%(3)     5.9%         7.3%
 Net income (loss)                          1.3%(2)      3.5%        (1.5)%(3)     3.6%         4.5%

(1) Includes operations of Computer City, Inc. for only eight months, due to sale to CompUSA Inc. on August 31, 1998.
(2) Excluding $183.9 million (net of taxes) for provisions related to restricted stock awards and loss on sale of Computer City, as well as Computer City operating losses and other business writedowns in 1998, net income would have been $245.2 million, net income available per share would have been $2.38 (basic) and $2.28 (diluted), return on average stockholders' equity would have been 23.6%, income before income taxes as a percent of sales would have been 11.1%, and net income as a percent of sales would have been 6.8%.
(3) Excluding $230.3 million (net of taxes) in restructuring and other charges in 1996, net income would have been $138.7 million, net income available per share would have been $1.11 (basic) and $1.09 (diluted), return on average stockholders' equity would have been 8.9%, income before income taxes as a percent of sales would have been 3.5%, and net income as a percent of sales would have been 2.2%.
(4) Pre-tax earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million. Excluding $230.3 million (net of taxes) in restructuring and other charges, the ratio of earnings to fixed charges would have been 2.57.
(5)    Includes capital leases and TESOP indebtedness.
(6)    The year ended  December 31, 1994 computed  giving effect to the Series C
       PERCS conversion into approximately 23.6 million shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause Tandy Corporation's ("Tandy" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as electronic and telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company's actual merchandise sales mix;
o   the inability to negotiate profitable contracts with service providers;
o the inability to collect the level of anticipated residuals and commissions for products and services sold by the Company's RadioShack division;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect the Company);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support the Company's service-driven operating strategies;
o   the potential negative impact of Year 2000 issues; or
o the imposition of new restrictions or regulations regarding the sale of products and/or services the Company sells, changes in tax rules and regulations applicable to the Company.

Additionally, as a result of the Telecommunications Act of 1996, the deregulated telecommunications market will continue to present both opportunities and increased competition for the provision of telecommunication equipment and services to consumers.

STOCK SPLIT
On August 21, 1997, the Company's Board of Directors declared a two-for-one split of Tandy common stock, payable on September 22, 1997. All references to the number of shares of common stock issued or outstanding, per share prices, cash dividends, income per common share amounts and any other reference to shares, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis.

RETAIL OUTLETS
                               Average               December 31,
                             Store Size  ----------------------------------
                            (Sq. Ft.)     1998         1997         1996
---------------------------------------------------------------------------
RadioShack
  Company-Owned                2,200        5,039        4,972        4,942 (1)
  Dealer/Franchise               N/A        1,991        1,934        1,927
                                         --------      --------    --------
                                            7,030        6,906        6,869

Computer City, Inc.           21,050          -- (2)        96          113 (3)


Incredible Universe(4)       184,000          --           --            17
                                         --------     --------     --------
                                            7,030        7,002        6,999
                                         ========     ========     ========

(1) Includes 53 McDuff stores that were part of the store closure plan announced in December 1996.
(2) Computer City, Inc. was sold to CompUSA Inc. on August 31, 1998.
(3) Includes 21 stores that were part of the store closure plan announced in December 1996.
(4) The Incredible Universe division ceased operations in 1997.

Space Owned and Leased

                                               Approximate Square Footage
                                                     at December 31,
                      ----------------------------------------------------------------------------
                                      1998                                    1997
                      ------------------------------------    ------------------------------------
(In thousands)           Owned       Leased         Total        Owned       Leased       Total
--------------------------------------------------------------------------------------------------
Retail
RadioShack                     --      11,839        11,839           --       11,655      11,655
Computer City                  --          --            --           15        1,990 (1)   2,005
Other                         162          --           162          162           --         162
                         --------    --------      --------     --------     --------    --------
                              162      11,839        12,001          177       13,645      13,822
Support Operations
Manufacturing                 472         201           673          532          201         733
Warehouse and office        3,573       1,298         4,871        3,644        1,271       4,915
                         --------    --------      --------     --------     --------     --------
                            4,207      13,338        17,545        4,353       15,117      19,470
                         ========    ========      ========     ========     ========     ========
(1 )Includes Computer City capital leases.

SEGMENT REPORTING DISCLOSURES
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". All references to RadioShack and Computer City in MD&A refer to the Company's reportable segments, unless otherwise noted.

The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, Inc. ("CCI" or "Computer City"), until its sale to CompUSA Inc. ("CompUSA") on August 31, 1998, and, in the prior year's information, the five Computer City Europe stores sold by the Company in the fourth quarter of 1997. Transactions between operating segments are not common and the amounts included are not material to the segment information. The closed units/restructuring segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996 (see "Provisions For Business Restructuring and Asset Impairment" below). The corporate administration and other segment includes corporate units which serve all areas of the Company and, also, income or expenses which are not allocated to the RadioShack and Computer City segments.

Summarized in the table below are the net sales and operating revenues, operating profit (loss) and assets for the Company's reportable segments for the fiscal years ended December 31, 1998, 1997 and 1996:

                                                  Year Ended December 31,
                                         -------------------------------------
(In millions)                              1998           1997          1996
-------------                            --------       --------      --------
Net sales and operating revenues:
 RadioShack (1)                          $3,591.2       $3,303.9      $3,160.5
 Computer City                            1,196.7(2)     1,903.7       1,721.6
 Closed units/restructuring                  --            164.6       1,403.4
                                         --------       --------      --------
                                         $4,787.9       $5,372.2      $6,285.5
                                         ========       ========      ========
Operating profit (loss):
 RadioShack                              $  377.7 (3)   $  398.4      $  412.3
 Computer City                              (95.6)(2)      (14.9)        (20.3)
 Closed units/restructuring                (120.8)(4)      (30.1)       (480.8)
 Corporate administration and other         (27.0)         (16.6)        (33.4)
                                         --------       --------      --------
                                            134.3          336.8        (122.2)
Interest income (5)                          10.8           13.2          13.0
Interest expense (5)                        (45.4)         (46.1)        (36.4)
                                         --------       --------      --------
Income (loss) before income taxes        $   99.7       $  303.9      $ (145.6)
                                         ========       ========      ========

Assets:
 RadioShack                              $1,437.1       $1,384.4
 Computer City                              --   (6)       468.8
 Closed units/restructuring                 --               0.6
 Corporate administration and other         556.5          463.7
                                         --------       --------
                                         $1,993.6       $2,317.5
                                         ========       ========

(1) Includes outside sales of $77.4 million, $88.2 million and $59.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, related to retail support operations.
(2) Includes operations for only eight months, due to the sale to CompUSA on August 31, 1998.
(3) Includes $82.6 million of compensation expense for store manager restricted stock awards.
(4) Includes  provision for loss on sale of Computer City of $108.2  million.
(5) The Company does not allocate interest income or expense to its operating segments.
(6) Computer City was sold to CompUSA on August 31, 1998.

RESULTS OF OPERATIONS

CALENDAR 1998 COMPARED WITH CALENDAR 1997
-----------------------------------------

NET SALES AND OPERATING REVENUES

Consolidated net sales and operating revenues decreased 10.9% from $5,372.2 million in 1997 to $4,787.9 million in 1998; this decrease was attributable primarily to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for 1998 are not meaningful, due to the sale of Computer City.

RadioShack Segment
------------------

Sales for the RadioShack segment in 1998 increased 8.7% to $3,591.2 million from $3,303.9 million in 1997, due primarily to a 7.4% comparable store sales gain and the opening of 67 new stores, net of store closures. RadioShack's comparable store sales increase was driven primarily by increased sales of wireless communication and telephony products and services. A continued healthy economy and a strong retail consumer electronics industry are expected to result in a comparable store sales gain for 1999. The following table summarizes RadioShack's retail sales breakdown by class of products and each class as a percent of total RadioShack retail sales (excluding outside sales from retail support operations):


                                         Percent of RadioShack Retail Sales
                                               Year Ended December 31,
                                      -----------------------------------------
Class of Products                       1998            1997             1996
-----------------                     --------        --------         --------
Electronic parts, accessories
 and specialty equipment(1)               30.0%           31.5%            32.3%
Communications                            28.5            27.5             24.4
Audio and video                           15.5            16.8             18.0
Personal electronics and seasonal         10.4            11.6             12.4
Personal computers and peripherals(1)      9.1             9.4             10.4
Services and other(2)                      6.5             3.2              2.5
                                      --------        --------         --------
                                         100.0%          100.0%           100.0%
                                      ========        ========         ========

(1) Computer accessories have been reclassified in the prior years from the personal computers category to the electronic parts and accessories category.
(2) Includes residuals, prepaid wireless airtime, repair income and extended service contracts.

Electronic parts, accessories and specialty equipment, the largest product category of RadioShack's retail sales mix, decreased 1.5 percentage points in 1998 when compared to 1997, despite a 4.1% increase in dollar sales. This decrease as a percent of retail sales was primarily due to the communications and services categories becoming a higher percent of the product mix in 1998.

The communications category increased to 28.5% of retail sales from 27.5% in 1997. Dollar sales of the category increased 13.2% over last year. This category, which includes wireless communications such as cellular and PCS telephones, as well as residential telephones, answering machines, pagers and other related telephony products, continues to benefit from the Sprint Store at RadioShack launched in September 1997. This "store-within-a-store" concept provides customers with access to a full service communications center that offers, where available, Sprint local and long-distance telephone service, Spree SM prepaid phone cards and Sprint branded residential telephones. Additionally, RadioShack earns commissions from cellular carriers for activating customers with cellular services. Sales of communication products are expected to continue to grow in 1999.

Sales of audio and video products declined to 15.5% of retail sales in 1998 from 16.8% of retail sales in 1997, primarily due to the overall shift in the product mix to communications and services. Sales dollars were flat from the prior year, due in part to RadioShack's limited selection of name brand products. RadioShack plans to announce a strategic alliance with a well-recognized audio and video manufacturer in the second quarter of 1999, which management believes should improve sales in this category. The audio and video category also includes "direct-to-home" satellite sales, which includes digital satellite systems (DSS) and Primestar satellite television services. Sales of these systems and services increased significantly over the prior year.

Personal electronics and seasonal products decreased to 10.4% of RadioShack retail sales in 1998 from 11.6% in 1997, due primarily to an overall shift in the product mix to communications and services. The sales decreases since 1996 are also attributable to sales declines in such items as boomboxes, cassette products and toys, other than remote control cars. This trend is indicative of lower general consumer demand for these products. In 1999, RadioShack plans to expand its marketing efforts in this category by advertising gift items year round, as well as by offering a broader selection of products.

On February 25, 1998, RadioShack entered into a multi-year retail sales and service agreement with Compaq Computer Corporation ("Compaq"). Under this agreement, Compaq became the sole supplier of personal computers sold through RadioShack retail outlets via a "store-within-a-store" concept similar to the Sprint Store at RadioShack. Despite a large unit gain and a 5.8% sales gain for this category for 1998, the personal computer category decreased to 9.1% of RadioShack retail sales in 1998 from 9.4% in 1997. RadioShack computers experienced a 32% decline in the average 1998 selling price of desktop computers from the 1997 annual average selling price. Aggressive pricing strategies put into place as RadioShack transitioned from IBM to Compaq branded computers and products during the first six months of 1998 and general selling price declines in the personal computer industry contributed to this decline. Management believes that the downward trend in selling prices of personal computers will continue in 1999, but to a lesser extent than seen in 1998. Despite this downward trend, RadioShack believes that the higher unit sales volumes of personal computers will contribute to increased sales of higher gross margin products and services, such as accessories and extended service plans, as well as to increased customer traffic to the store. Additionally, in the fourth quarter of 1998, RadioShack launched the Compaq "Built-For-You" program which enables consumers to custom-configure personal computers at their nearby RadioShack store with convenient direct shipment to their home, office or nearby RadioShack store.

Sales in the services and other category, which includes residuals, prepaid wireless airtime, repair income and extended service contracts, increased in 1998 in dollars and as a percent of RadioShack retail sales, due to an increase in residual income received from RadioShack's third party providers of communication and "direct-to-home" satellite products and services, as well as to a large increase in sales of prepaid wireless airtime. Residual income is earned on sales of Sprint long distance and PCS services, sales of "direct-to-home" satellite programming and sales of other wireless products and services. Residuals vary by service provider, but are typically a portion of the continuing service revenue throughout the ensuing months and/or years of that customer's subscription. In 1998, RadioShack earned approximately $34.2 million of residual income, compared to $7.9 million in 1997. Residual income is expected to continue to increase in 1999; however, increases are dependent upon such factors as customers' continued usage of certain services and stability of average revenue per subscriber, among other factors. Prepaid wireless airtime sales are expected to continue to increase in 1999.

Computer City Segment
---------------------

Computer City's overall sales decreased 37.1% to $1,196.7 million in 1998 from 1997, due to the sale of this subsidiary to CompUSA on August 31, 1998.

For the eight months ended August 31, 1998, sales of personal computers decreased in dollars due to a reduction of approximately 25% in the average selling price of desktop and notebook computers from the same period in 1997. Additionally, both overall and comparable stores sales were negatively impacted by the announced sale of Computer City to CompUSA on June 22, 1998, at which time Computer City took promotional mark-downs to sell both its third-party and private-label inventory in preparation for the sale to CompUSA.
See "Sale of Computer City, Inc." below.

GROSS PROFIT

Gross profit for the Company was $2,004.4 million or 41.9% of net sales and operating revenues in 1998, compared with $2,014.3 million or 37.5%, in 1997. This increase in gross profit as a percentage of net sales and operating revenues was primarily the result of RadioShack sales accounting for a larger portion of the Company's consolidated net sales and operating revenues in 1998, when compared to 1997due to the sale of Computer City to CompUSA on August 31, 1998. Computer City had an inherently lower gross margin than RadioShack.

RadioShack's gross profit increased in dollars for the year ended December 31, 1998 versus 1997, but decreased as a percentage of RadioShack's total sales by
0.6 percentage points over the same period. This percentage decrease was primarily due to a shift within RadioShack's product offerings to increased sales of prepaid wireless airtime, which has a significantly lower gross margin than the overall RadioShack average gross margin. This decrease was partially offset by an increase in residual income which has close to 100% gross margin. Gross profit for RadioShack is expected to increase in dollars in 1999 due to expected sales volume increases in both products and services, including residual income and sales of prepaid wireless airtime. Gross profit as a percentage of RadioShack's sales, however, is expected to decrease in 1999, similar to 1998, because of increased sales of prepaid wireless airtime.

Computer City's gross profit as a percent of Computer City net sales and operating revenues decreased 2.3 percentage points for the year ended December 31, 1998 when compared to 1997. This decrease was primarily due to aggressive marketing of inventory, especially private-label branded inventory, in preparation for the sale of the subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE
The accompanying table below summarizes the breakdown of various components of the Company's consolidated SG&A expense and its related percentage of total sales and operating revenues.

                                                    Year Ended December 31,
                                ------------------------------------------------------------------
                                         1998                   1997                    1996
                                             % of                   % of                    % of
                                            Sales &                Sales &                 Sales &
(In millions)                    Dollars   Revenues     Dollars   Revenues      Dollars   Revenues
--------------------------------------------------------------------------------------------------
Payroll and commissions         $  734.1(1)  15.3%     $  734.1     13.7%      $  758.2     12.1%
Advertising                        208.7      4.4         195.4      3.6          254.6      4.1
Rent                               217.4      4.5         222.6      4.1          239.8      3.8
Other taxes                         96.1      2.0         102.0      1.9          107.9      1.7
Utilities and telephone             71.5      1.5          72.2      1.3           77.0      1.2
Insurance                           50.6      1.1          50.5      0.9           53.3      0.8
Stock purchase and savings plans    20.4      0.4          17.8      0.3           18.5      0.3
Credit card fees                    38.6      0.8          43.1      0.8           57.2      0.9
Other                              142.9      3.0         142.6      2.8          194.6      3.1
                                ------------------------------------------------------------------

                                $1,580.3     33.0%     $1,580.3     29.4%      $1,761.1     28.0%
                                ==================================================================

(1) Does not include $82.6 million of compensation expense for store manager restricted stock awards.

The Company's SG&A expense was flat in dollars, but increased as a percent of net sales and operating revenues to 33.0% for the year ended December 31, 1998 versus 29.4% for the year ended December 31, 1997. The higher SG&A percentage is due primarily to RadioShack becoming a larger percentage of Tandy's consolidated operations during 1998 (see "Gross Profit" above). RadioShack operates at higher relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City and closed units associated with the 1996 restructuring plan, SG&A expense as a percentage of sales would have been 37.7% for the year ended December 31, 1998 versus 38.9% for the year ended December 31, 1997.

Although payroll and commissions expense for 1998 remained flat in dollars in comparison with 1997, this cost increased as a percentage of net sales and operating revenues from 13.7% in 1997 to 15.3% in 1998, due in part to the increase in RadioShack sales as a percentage of total Company sales and operating revenues, as described above. RadioShack has inherently higher salary expense as a percentage of sales, when compared to consolidated Tandy Corporation. To a lesser extent, payroll expense was negatively impacted by higher payroll costs associated with infrastructure-building at CCI, prior to its announced sale in June 1998.

Advertising expense increased both in dollars and as a percentage of net sales and operating revenues, in the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase over the prior year is primarily attributable to increased advertising expense at Computer City in 1998, compared to 1997. Somewhat offsetting this increase was a dollar decrease in advertising expense at RadioShack in 1998 from 1997. In 1997, however, the marketing launch of the Sprint Store at RadioShack resulted in increased advertising expense for that year. In 1999, advertising expense in dollars for RadioShack is expected to be comparable to or slightly more than 1998.

Rent expense decreased in dollars in comparison with 1997 and increased slightly as a percentage of net sales and operating revenues to 4.5% in 1998 from 4.1% in 1997. This increase is related to the sale of Computer City, which had lower rent expense as a percentage of sales than consolidated Tandy Corporation. Rent expense in dollars for RadioShack increased in 1998 compared to the prior year, but decreased slightly as a percent of sales. Rent expense in dollars for RadioShack is expected to increase slightly in 1999, due to new store openings and lease renewals at slightly higher rates.

RESTRICTED STOCK AWARDS

On February 1, 1997, in an effort to reduce the turnover rate among its store managers and to align the store managers' interests and goals with those of the shareholders, the Company granted, under the 1993 Incentive Stock Plan, approximately 2,041,200 restricted stock awards consisting of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair market value of $22.59 per share when granted. This restricted stock vested at the end of five years on February 2, 2002, if the Company employed the managers at a store manager or higher position, at that time. However, the grants provided that the restricted shares could vest early if the Company's common stock closed at $33 13/16 or more for any 20 consecutive trading days after February 1, 1999. At December 31, 1998, it was probable that the 1,289,600 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $82.6 million, including related payroll taxes, was recorded in the December 31, 1998 financial statements.

Vesting of these restricted stock awards occurred when the Company's common stock closed above the targeted amount for the twentieth consecutive trading day on March 1, 1999. Vesting resulted in the issuance of 1,272,000 shares of the Company's common stock at a fair market value of $56.09 per share. The difference between the December 31, 1998 accrual for compensation expense and the actual expense when vested will be recorded in the first quarter of 1999.

On February 1, 1998, the Company granted, under the 1997 Incentive Stock Plan, approximately 324,750 restricted stock awards consisting of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. The restricted stock awards had a weighted average fair market value of $39.22 per share when granted. This restricted stock will vest at the end of five years on February 2, 2003, if the Company employs the managers at a store manager or higher position, at that time. However, the grants provide that the restricted shares could vest early if the Company's common stock closes at $58 1/8 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At December 31, 1998, there were 222,000 restricted stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

The Company does not plan to continue granting restricted stock awards to RadioShack store managers. See "1999 Incentive Stock Plan" below regarding the February 1999 grant of stock options to RadioShack store managers.

SALE OF COMPUTER CITY, INC.

On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA for the sale of 100% of the outstanding common stock of the Company's Computer City, Inc. subsidiary. On August 31, 1998, the sale was completed. The Company received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The note, which is of equal priority with CompUSA's existing subordinated debt, bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year, with the first payment made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. The Company recognized a loss of $108.2 million from the sale of CCI in 1998, which included certain liabilities and contractual obligations incurred by the Company. Although no significant additional provisions are expected in 1999 relating to the sale of CCI, unexpected contractual requirements associated with the sale, among other factors, could result in additional charges. The management of the Company believes that the sale of CCI will enable it to focus exclusively on the growth potential of RadioShack.

Net sales and operating revenues, operating losses and restructuring and other charges for Computer City for each of the three years ended December 31 are presented below:

(In millions)                             1998(1)       1997          1996
------------                            --------      --------      --------
Net sales and operating revenues        $1,196.7      $1,903.7      $1,721.6
Operating loss                             (95.6)        (14.9)        (20.3)
Restructuring and other charges             --            --           (54.2)(2)

(1) Includes operations for only eight months, due to sale to CompUSA on August 31, 1998.
(2) As described more fully in "Provisions for Business Restructuring and Asset Impairment" below, during the fourth quarter of 1996 Tandy elected to close 21 unprofitable stores. CCI recognized a restructuring charge aggregating $14.8 million associated with these closings.The charges related primarily to lease obligations and employee termination expenses. CCI also recognized asset impairment charges aggregating $18.7 million during 1996 and lower of cost or market impairments aggregating approximately $20.7 million related to inventory liquidated at the affected stores.

NET INTEREST EXPENSE

The accompanying table below summarizes the breakdown of interest income and interest expense:

                                                  Year Ended December 31,
                                             ----------------------------------
(In millions)                                  1998         1997         1996
-------------                                --------     --------     --------
Interest income:
 Notes receivable                            $    7.8     $    8.7     $    9.3
 IRS settlements and other interest income        3.0          4.5          3.7
                                             --------     --------     --------
   Total interest income                         10.8         13.2         13.0

Interest expense                                (45.4)       (46.1)       (36.4)
                                             --------     --------     --------

Net interest expense                         $  (34.6)    $  (32.9)    $  (23.4)
                                             ========     ========     ========

Net interest expense was $34.6 million for 1998 versus $32.9 million for 1997. Interest expense decreased slightly during 1998, due to a corresponding decrease in the Company's average debt outstanding during 1998 as well as to a small decrease in short-term interest rates for the year.

Interest income decreased in 1998 due to the repayment of the InterTAN, Inc. ("InterTAN") note receivable on December 31, 1997. On August 31, 1998, the Company received a note from CompUSA for $136.0 million with an interest rate of 9.48% per annum. Interest income relating to the Fry's Electronics, Inc. and its affiliates ("Fry's") notes receivables resulted from the 1997 sale of assets and real estate of six Incredible Universe stores. At December 31, 1998, the Company held multiple notes receivable from Fry's totaling approximately $47.6 million (see "Provisions for Business Restructuring and Asset Impairment" below).

Assuming the existing interest rate environment remains stable, net interest expense is expected to decrease during 1999, primarily due to anticipated interest income of $12.9 million on the CompUSA note receivable.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.5% for fiscal years 1998 and 1997. The Company expects the effective tax rate for 1999 to increase slightly to 39.0%, due primarily to an increase in the effective state tax rate, which results from a higher percentage of income being earned in states with higher tax rates.

CALENDAR 1997 COMPARED WITH CALENDAR 1996
-----------------------------------------

NET SALES AND OPERATING REVENUES

Consolidated net sales and operating revenues decreased 14.5% to $5,372.2 million in 1997 from $6,285.5 million in 1996, attributable to Tandy's store closure plan announced in December 1996. For the year ended December 31, 1997, the Company showed a 2.0% comparable store sales increase over fiscal 1996.

RadioShack Segment
------------------

Sales for the RadioShack segment in 1997 increased 4.5% to $3,303.9 million from $3,160.5 million in 1996, adjusted for stores closed under the 1996 store closure plan, due to positive same store sales gains and the opening of 108 new stores, net of RadioShack store closures. RadioShack's comparable store sales increase was 1.9% for the year ended December 31, 1997, driven primarily by increased sales of wireless communication and telephone products. Sales of electronic parts, accessories and specialty equipment, the largest product category of RadioShack's sales mix in 1997, remained relatively consistent with the prior year; however, the category as a percentage of RadioShack retail sales decreased as sales of communications products increased 16.7%. The communications category increased to 27.5% of RadioShack retail sales from 24.4% in 1996. This category benefited from the successful rollout of the Sprint Store at RadioShack in September 1997. Sales of audio and video products declined to 16.8% of retail sales in 1997 from 18.0% in 1996, due to lower consumer demand for these products and the heightened level of competition within the industry. Offsetting the decline in audio and video sales was a 7.0% increase in 1997 of "direct-to-home" satellite system sales, despite a substantially reduced average selling price of digital satellite systems. Personal electronics and seasonal products decreased to 11.6% of retail sales in 1997 from 12.4% in 1996, due primarily to an overall shift in the product mix to communications. Personal computer sales decreased as a percentage of total retail sales despite an overall unit gain for 1997, due to a 17.8% decrease in the average 1997 selling price on desktop and notebook computers from 1996. The services and other category increased in 1997 due to residual income received from RadioShack's third party providers of communication and "direct-to-home" satellite products, as well as an increase in income from prepaid wireless airtime.

Computer City Segment
---------------------

Computer City's overall sales in 1997 increased 10.6% to $1,903.7 million from $1,721.6 million in 1996, adjusted for the 21 stores closed pursuant to the 1996 store closure plan. Computer City's comparable store sales increased 2.2% for the year ended December 31, 1997. The overall sales increase was primarily attributable to positive same store sales plus revenues generated by 14 new stores opened in 1996. In stores open at least one year, sales of personal computers were up slightly in 1997 due to a significant increase in direct sales to corporate, education and government customers. This increase was offset by the decrease in the annual average selling price of retail desktop computers, which fell approximately 15.0% from the 1996 annual average selling price. To a lesser extent, a decrease in sales of non-DOS machines in 1997 also impacted the personal computers sales increase. Product categories which experienced sales and unit increases in 1997 included scanners, which benefited from both lower selling prices and new technology, as well as notebook computers which experienced a large increase in both sales dollars and unit sales. Sales of software, accessories and supplies also experienced positive sales growth in 1997.

GROSS PROFIT

Gross profit for the Company was $2,014.3 million, or 37.5% of net sales and operating revenues, in 1997, compared with $2,022.4 million, or 32.2%, in 1996. This increase in gross profit as a percentage of net sales and operating revenues was primarily due to RadioShack sales accounting for 61.5% of the Company's total sales and operating revenues in fiscal year 1997, compared to 50.3% in fiscal year 1996; this occurred as a result of the closure of the Incredible Universe stores in early 1997 and, to a lesser extent, the closure of 21 Computer City stores at December 31, 1996. Excluding stores in the 1996 closure plan and excluding the 1996 fourth quarter lower of cost or market inventory impairment, the slight decline in the Company's gross profit margin from 38.8% in 1996 to 38.4% in 1997 resulted primarily from the fact that RadioShack's 1997 percentage sales increase was less than Computer City's percentage sales increase. Computer City had inherently lower gross margins than RadioShack.

RadioShack's gross profit as a percentage of RadioShack sales increased slightly for the year ended December 31, 1997 versus 1996, due to a positive shift within RadioShack's product offerings to increased cellular and telecommunication sales, as a percent of sales, and was further enhanced by decreased sales of lower margin personal computers.

Computer City's gross profit for continuing stores as a percent of Computer City sales increased 0.9 percentage points in 1997 when compared to 1996, due to improvement in inventory management, increased sales of higher margin accessories and software and an increase in the ratio of service revenues to total revenues. Service revenues typically have a higher gross margin than merchandise sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The Company's SG&A expense as a percent of net sales and operating revenues increased for the year ended December 31, 1997 to 29.4% from 28.0% for the year ended December 31, 1996. The higher SG&A percentage was due primarily to RadioShack, which became a larger percentage of Tandy's consolidated operations during 1997 (see "Gross Profit" above). RadioShack operated at higher relative SG&A expense levels than consolidated Tandy Corporation. Excluding those stores in the 1996 store closure plan, SG&A expense as a percentage of sales would have approximated 29.5% for the year ended December 31, 1997. See "Provisions for Business Restructuring and Asset Impairment" below.

Although payroll and commissions expense for 1997 decreased in dollars in comparison with 1996, this cost increased as a percentage of sales and operating revenues from 12.1% in 1996 to 13.7% in 1997, due to the increase in RadioShack sales as a percentage of total sales and operating revenues described above. RadioShack has inherently higher salary expense as a percentage of total RadioShack sales when compared to the total Company. RadioShack payroll expense increased in dollars and as a percentage of RadioShack sales in 1997 from 1996 due to increased staffing at the store level. Computer City payroll expense as a percentage of Computer City sales increased from 1996 to 1997 due to the addition of new stores in 1997, added headcount in the direct sales area and a realignment of support staff from Tandy Corporation to Computer City.

Advertising expense decreased, both in dollars and as a percentage of sales and operating revenues, in 1997 as compared to 1996. This decrease over the prior year was primarily the result of reductions in Incredible Universe advertising in 1997, due to stores closed pursuant to the 1996 restructuring plan. Computer City had a substantial increase in vendor participation in its advertising campaigns in 1997 compared to 1996. Somewhat offsetting these decreases was a slight dollar increase in advertising expense at RadioShack to promote the Sprint "store-within-a-store" concept, which was launched in September 1997. RadioShack advertising expense as a percentage of RadioShack sales in 1997 remained constant with 1996.

Rent expense increased as a percentage of sales to 4.1% in 1997 from 3.8% in 1996. This increase was related to a decrease in the number of Computer City and Incredible Universe stores which had lower rent expense as a percentage of sales than the Company as a whole. Rent expense in dollars decreased in 1997 from 1996 due to Incredible Universe and Computer City store closures pursuant to the 1996 restructuring plan. Rent expense for RadioShack remained consistent with the prior year in dollars and decreased slightly as a percentage of sales.

Credit card fees expense, which includes fees associated with third party bank credit cards and fees paid for promotional accounts such as "zero interest for six months", decreased as a result of the closure of the Incredible Universe stores and decreased usage by RadioShack during 1997.

Other SG&A expense decreased both as a percentage of net sales and operating revenues and in dollars when compared to fiscal year ended December 31, 1996. Increases in other income were primarily attributable to the receipt of $9.0 million, pre-tax, of income from O'Sullivan Industries ("O'Sullivan") (see "Tax Sharing and Tax Benefit Reimbursement Agreement" below) and non-recurring gains of $4.7 million recorded on repayment of the note receivable from InterTAN and $3.0 million on sale of certain assets. These increases were offset by additional restructuring expense of the $11.6 million related to store closings pursuant to the 1996 store closure plan.

NET INTEREST EXPENSE

Net interest expense was $32.9 million for 1997 versus $23.4 million in 1996. Interest expense increased in 1997 as the Company continued purchasing treasury stock and continued to fund store expansion. Interest expense also increased during 1997 when the Company refinanced existing short-term indebtedness (average maturity of 90 days or less) by issuing $150.0 million of ten-year unsecured notes, resulting in a moderately higher interest rate when compared to the short-term financing used in 1996.

Interest income relating to the InterTAN notes decreased in 1997 as InterTAN made the scheduled principal payments on the note balances. The remaining note was repaid in December 1997. In addition, the $90.0 million AST Research, Inc. ("AST") note was repaid in 1996 and, accordingly, the Company no longer received interest income from this source in 1997. Interest income relating to the Fry's notes receivables resulted from the 1997 sale of assets and real estate of six Incredible Universe stores. At December 31, 1997, the Company held multiple notes receivable from Fry's of approximately $75.3 million with varying maturities ranging from one to five years and interest rates ranging from approximately 5.9% to 6.7%.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.5% for fiscal year 1997, compared to an effective tax rate of 37.1% for the comparable period in fiscal year 1996. The fiscal 1997 effective tax rate differed from the fiscal 1996 effective tax rate primarily because the fiscal 1996 tax rate included foreign income taxes which were incurred on foreign income despite the overall loss incurred by the Company.

PROVISIONS FOR BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT
In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. The Company recorded total pre-tax charges of $162.1 million in 1996 related to future lease obligations, real estate costs, disposition of fixed assets, employee termination expenses and contract cancellation costs related to this restructuring program. The Company also recognized, in 1996, lower of cost or market impairments aggregating approximately $91.4 million, pre-tax, primarily related to inventory that was liquidated at the affected stores. Inventory impairment charges were recognized in the Consolidated Statements of Income as an increase in cost of sales in 1996. The Company also recognized a non-cash impairment charge of $86.8 million to write down the carrying values of long-term assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") as part of the restructuring plan.

Upon adoption of FAS 121 in the first quarter of 1996, the Company recognized an initial non-cash impairment loss of approximately $26.0 million to conform with this statement, primarily as a result of grouping long-lived assets at their lowest level of cash flows to determine impairment as required by this statement.

In January 1997, the Company closed the respective 53 McDuff and 21 Computer City stores. Additionally, by July 1997, all of the Incredible Universe stores were either closed or sold. During 1997, the Company sold the assets related to several closed stores, including the sale of the real estate, related fixed assets and inventory of six Incredible Universe stores to Fry's. These six stores were sold for approximately $21.5 million in cash and $97.4 million in notes receivable with no material gain or loss recognized upon the sale. At December 31, 1998, the notes receivable balance was $47.6 million with remaining interest rates ranging from 6.6% to 6.7% and maturity dates in 2001 and 2002. In 1997, additional costs totaling $11.6 million related to store closings were recorded and included in SG&A expense in the accompanying Consolidated Statements of Income.

On January 1, 1998, five closed Incredible Universe locations remained. During 1998, three were sold for a total of $13.3 million in cash and a $3.0 million note receivable. The balance on the note receivable was approximately $3.0 million at December 31, 1998. The lease on an additional location was terminated during 1998, leaving one Incredible Universe location remaining at December 31, 1998. In 1998, $6.5 million was accrued and charged to SG&A expense for additional lease obligations and real estate costs.

The components of the restructuring charge and an analysis of the reserves are outlined in a table in Note 5 - "Provisions for Business Restructuring and Asset Impairment" of the Notes to Consolidated Financial Statements ("Notes"). Although no significant additional provisions are expected in 1999 relating to the 1996 restructuring, unexpected delays in the closing of real estate sales, among other factors, could result in additional charges.

Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

(In millions)                           1998         1997         1996
-------------                           ----         ----         ----

Net sales and operating revenues     $    --      $  164.6     $1,403.4
Operating loss                            --         (30.1)(1)   (114.4)(1)

(1) Excludes business restructuring and asset impairment charges discussed above.

TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT
Under the Company's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries, a former subsidiary of Tandy, the Company receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. For the years ended December 31, 1998, 1997 and 1996, the Company recognized income of $6.0 million, $5.8 million and $0.2 million, net of tax, respectively, under this Agreement. These payments will continue to be made over a 15-year time period and are contingent upon O'Sullivan's level of earnings from year to year. The income is recorded as a reduction of SG&A expense in the accompanying Consolidated Statements of Income.

NEW PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all companies for quarters beginning after June 15, 1999. This statement requires a company to record all derivative instruments at fair value on the balance sheet. The Company does not use derivatives for speculative purposes. As such, its market risk was not material in 1998 and is not expected to be material in 1999.

CASH FLOW AND LIQUIDITY

                                            Year Ended December 31,
                                     ----------------------------------
(In millions)                          1998         1997         1996
-------------                        --------     --------     --------
Operating activities                 $  414.8     $  320.3     $  307.5
Investing activities                    (93.0)       (63.9)      (112.9)
Financing activities                   (363.2)      (272.0)      (216.6)

In 1998, cash flow provided by operating activities approximated $414.8 million, compared to $320.3 million in 1997. Cash flow from net income, adjusted for non-cash items including restricted stock awards, loss on sale of Computer City, depreciation and deferred tax items, decreased $33.1 million from 1997 to 1998. This decrease was primarily due to the increased operating losses of CCI in 1998, prior to CCI's sale to CompUSA. During 1998, changes in working capital generated $55.2 million of cash flow compared to a use of cash of $72.4 million in 1997. The increase was caused primarily by the liquidation of CCI's inventories.

In 1997, cash flow from operations before working capital changes increased to approximately $392.7 million from $258.3 million in 1996, due to improved operating performance. For 1997, the Company used $72.4 million in cash from operations due to changes in working capital accounts, primarily attributable to a decrease in other current liabilities of $209.6 million, related, for the most part, to resulting expenditures associated with the 1996 restructuring activity. Substantially offsetting the decreased cash flow from expenditures related to restructuring was a decrease in inventory at closed Incredible Universe stores.

In 1996, the working capital components of operations cash flow generated $49.2 million of positive cash flow from a $38.1 million increase in current liabilities. In 1996, inventory for RadioShack and related support operations decreased approximately $30.0 million, while during the same period, Computer City and Incredible Universe inventories (prior to the restructuring reserves) increased approximately $30.1 million. These year-to-year inventory fluctuations offset one another, resulting in no material net cash effect for 1996.

Investing activities used $93.0 million in cash in 1998, compared to $63.9 million in 1997 and $112.9 million in 1996. Capital expenditures approximated $131.5 million in 1998, compared to $118.4 million in 1997 and $174.8 million in 1996. Capital expenditures for 1998 and 1997 were used primarily for retail expansion, upgrading information systems and infrastructure enhancements prior to the announced sale of CCI on June 22, 1998. Capital expenditures for 1996 were primarily used for retail expansion, upgrading information systems and headquarter building renovations. Management anticipates that capital expenditure requirements for 1999 will approximate $100.0 million to $110.0 million, and will consist primarily of RadioShack future store expansions and remodels, upgrades of machinery in selected distribution centers and manufacturing plants and updated information systems. These expenditures will be funded primarily from operating cash flow. Cash proceeds from the sale of CCI generated $36.5 million in cash in 1998. Cash proceeds in 1997 totaled $57.4 million and related to the sale of various corporate assets and certain Incredible Universe locations, final repayment of the note receivable from InterTAN and the sale of the Company's remaining shares of AST common stock. The cash portion of payments on the AST note receivable amounted to $60.0 million in 1996.

Cash used by financing activities was $363.2 million in 1998, compared to $272.0 million and $216.6 million in 1997 and 1996, respectively. Purchases of treasury stock required cash of $337.4 million, $425.6 million and $232.9 million in 1998, 1997 and 1996, respectively. (See "Capital Structure and Financial Condition" below for further information on the Company's stock repurchase programs.) The 1998, 1997 and 1996 stock repurchases were partially funded by $57.8 million, $50.7 million and $46.8 million, respectively, received from stock option exercises and the sale of treasury stock to Tandy's employee stock purchase plans. Dividends paid, net of tax, in 1998, 1997 and 1996 amounted to $44.8 million, $48.2 million and $52.5 million, respectively. In 1998, the Company used excess cash flow to decrease its short-term debt from the prior year by $44.9 million. Medium-term notes issued by the Company under its 1997 Debt Shelf Registration Statement provided approximately $45.0 million in cash in 1998, the majority of which was used to repay current maturities of long-term debt. In 1997, the Company's short-term debt increased over the prior year by $43.6 million. The Company's net change in long-term debt was an increase of $107.5 million, due to the utilization of $150.0 million of long-term debt under the Company's $300.0 million Debt Shelf Registration Statement and the repayment of $42.3 million of long-term borrowings, primarily medium-term notes.

The current credit ratings for Tandy, which are generally considered investment grade, follow:

                                           Standard       Duff &
Category                     Moody's      and Poor's      Phelps
--------                     -------      ----------      ------
Medium-Term Notes             Baa1           A-            A-
ESOP Senior Notes             Baa1           A-            N/A
Commercial Paper              P-2            A-2           D-1-


CAPITAL STRUCTURE AND FINANCIAL CONDITION
The Company's balance sheet and financial condition continue to be strong. The Company's available borrowing facilities as of December 31, 1998 are detailed in
Note 10 - "Indebtedness and Borrowing Facilities" of the Notes.

On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 10.0 million shares, as adjusted to reflect the two-for-one split, of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of the Company's stock. The share increase for 1997 brought the total authorization to 30.0 million shares, of which 25.9 million shares totaling $745.8 million had been purchased as of December 31, 1998. Approximately 4.9 million shares were repurchased in 1998 for $216.6 million under the program. Additionally, on October 26, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans (see Note 17 - "Stock Options and Performance Awards" in Notes). These purchases are in addition to the shares required for employee stock plans, which are purchased throughout the year. Purchases will continue to be made in 1999 in the open market. It is expected that funding of the program will come from excess free cash flow.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to one million put options on the Company's common stock. During 1998, the Company sold 80,000 put options with a strike price of $40.71 to an independent third party. Such options grant the purchaser the right to sell shares of Tandy's common stock to the Company at specified prices upon exercise of the options. These put options are exercisable only at maturity and can be settled in cash at the Company's option, in lieu of repurchasing the stock. The issued put options have a maturity of six months. At December 31, 1998, all 80,000 options remained outstanding and the full redemption value of the options was classified as common stock put options in the accompanying 1998 Consolidated Balance Sheet. The related offset was recorded in common stock in treasury, net of premiums received. Additionally, 200,000 put options have been sold in 1999 at strike prices ranging from $45.08 to $55.20; these put options have six month maturity dates. Put options will continue to be sold by the Company from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, the Company's liquidity and other considerations.

The Company's primary source of short-term debt consists of short-term seasonal bank debt and commercial paper, which have maturities of less than 90 days. In the second quarter of 1998, Tandy replaced its existing $500.0 million credit facilities with new credit facilities, also totaling $500.0 million. The new facilities were granted by a syndicate of 17 banks, including a new agent bank, and consist of a $200.0 million 364-day revolving credit facility maturing June 1999 and a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes. Annual commitment fees for the facilities are 0.06% of the $200.0 million facility per annum and 0.085% of the $300.0 million facility per annum, whether used or unused. Tandy plans to extend the $200.0 million facility to June 2000.

The total debt-to-capitalization ratio was 35.6% at December 31, 1998, 33.6% at December 31, 1997 and 22.3% at December 31, 1996. These increases in the debt-to-capitalization ratios in 1998 and 1997 resulted primarily from a reduction in Tandy's stockholders' equity due to the share repurchase program and the impact of divested businesses.

In May 1997, the Company filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the Securities and Exchange Commission, which was declared effective in August 1997. On August 19, 1997, the Company issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007.

In December 1997, the Company issued $4.0 million in medium-term notes under the Shelf Registration. In January 1998, the Company issued an additional $45.0 million in medium-term notes under the remaining $150.0 million of the Shelf Registration. Tandy's medium-term notes outstanding at December 31, 1998 totaled $49.8 million, compared to $30.0 million at December 31, 1997. The interest rates at December 31, 1998 for the outstanding $49.8 million in medium-term notes ranged from 6.09% to 7.25%, with weighted average coupon rates of 6.2% and 8.2% at December 31, 1998 and 1997, respectively. An additional $32.0 million of medium-term notes were issued in January 1999 yielding a 6.15% interest rate. As of February 24, 1999, the Company had remaining availability of $69.0 million under the Shelf Registration.

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

1999 INCENTIVE STOCK PLAN
In February 1999, the Company, based upon the Board of Directors' authorization, adopted the Tandy Corporation 1999 Incentive Stock Plan ("1999 ISP"), which authorizes the grants of stock options and stock appreciation rights to broad based employee groups and other eligible employees. Grants of restricted stock and performance awards are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted without shareholder approval. The 1999 ISP will be administered as a broadly based plan to provide stock option incentives primarily to the Company's 5,000 plus store managers and to other eligible employees of the Company. A total of 4.75 million shares of the Company's common stock was reserved for issuance under the 1999 ISP.

The Board granted approximately 1,082,000 stock options under the 1999 ISP at fair market value on February 24, 1999 to over 5,000 RadioShack store managers employed as of that date.

INFLATION
Inflation has not significantly impacted the Company over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future, unless global situations substantially affect the world economy.

YEAR 2000 READINESS DISCLOSURE
The Company's management recognizes the need to take action to reach its goal that its operations and relationships with key vendors, service providers, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the Year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems require modifications in order for these systems to be ready for the Year 2000. All statements made and referred to here are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act.

The Company's State of Readiness: Tandy is using a combination of internal and external resources to identify, assess, remediate and test its many different information technology ("IT") systems such as point of sale, payroll, credit, purchase ordering, merchandise distribution, management reporting, manufacturing, mainframe, and client/server applications, as well as its non-IT systems (e.g. heating, ventilating and air conditioning systems, building security systems, etc.).

Since beginning the project in 1995, the Company has completed identifying and assessing 100% of its internal mid-range and mainframe IT applications and approximately 80% of its data communication and telecommunication systems for Year 2000 readiness. An inventory and assessment of the Company's workstations, which includes desktop and notebook computers, will be completed in the second quarter of 1999. As of December 31, 1998, remediation and unit testing was approximately 90% complete for mid-range and mainframe applications. Unit testing ensures the accuracy of the programming changes to the code. For data communication and telecommunication systems, remediation and unit testing was approximately 75% complete as of December 31, 1998 and is expected to be 100% complete by September 30, 1999. Remediation and testing to determine if all of the Company's mission critical systems will interface and operate effectively to process data containing dates subsequent to January 1, 2000 for all remaining servers, systems software and personal computers are expected to be completed by the third quarter of 1999.

Third-party software systems, including financial systems, point-of-sale and manufacturing have been or will be implemented during 1999. The vendors of these third-party software packages have stated that they are Year 2000 ready; however, the Company has and/or intends to conduct its own testing in 1999.

With respect to non-IT system issues, the Company is in the process of identifying, assessing and remediating, if necessary, its building and process and production control systems for any Year 2000 issues relating to the operations of its facilities. Identification and assessment of security access, building control systems and elevators in the buildings which serve as the Company's corporate headquarters have been completed and remediation was approximately 60% complete at December 31, 1998. The Company is in the process of identifying and assessing Year 2000 issues of its remote locations, such as its distribution centers, manufacturing plants, and administrative offices and does not expect any significant issues to arise from this process. All of the Company's non-IT systems are expected to be Year 2000 ready by the third quarter of 1999.

Although unforeseen circumstances may arise, the Year 2000 remediation program is presently on schedule. The Company will continue communicating with its key suppliers, utilities, financial institutions, customers and others to determine their state of Year 2000 readiness, to coordinate Year 2000 conversions where appropriate and to determine the extent to which the Company's interface systems are vulnerable.

Costs: In management's opinion, the financial impact of being Year 2000 ready is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. Management anticipates that total expenditures associated with the Year 2000 internal modifications will range from $10.0 million to $14.0 million, which has been and will continue to be funded from operating cash flow. As of December 1998, approximately $6.5 million representing internal payroll and related benefits, depreciation expense, machine time and incentive bonuses, among other costs, has been spent on these internal modifications. An additional $0.5 million has been paid to external parties for consulting and professional fees. As required by generally accepted accounting principles, all these costs are expensed as incurred. Combined, internal and external costs related to the Year 2000 project account for approximately 7.0% of the Company's annual IT budget. Additionally, the Company has purchased and is installing third party financial software packages and related hardware totaling approximately $20.0 million to $25.0 million in light of the Year 2000 issue. These purchases are in addition to other capital investments made in the normal course of business for certain third party software systems and applications which address the ongoing retail and operational needs of the Company.

The Risks of the Company's Year 2000 Issues: With respect to the risks associated with its IT and non-IT systems, the Company believes that the most reasonably likely worst case scenario is that some of the Company's store operating and inventory management systems could fail in one or more geographic areas of the United States. The consequence of such failure could include the inability of those affected RadioShack stores to electronically record sales transactions. This could further result in a breakdown in the Company's supply chain as the Company relies on electronic information to replenish its stores. Such an occurrence would result in a loss of revenue; however, it is not possible to quantify the possible range of such loss.

There can be no assurance that the systems of third parties on which the Company's systems rely will be converted timely and that the systems will not have an adverse effect on the Company's systems or ongoing operations. However, concerning the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's merchandise vendors will not be compliant and will have difficulty filling and distributing orders. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from such failures would depend on the time period in which the failure goes uncorrected and on how widespread the impact was.

The Company is also in the process of assessing the implications of possible Year 2000-related claims regarding products it has manufactured or sold, or is currently manufacturing or selling. The outcomes of any Year 2000 claims and the impact of such claims cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by legal systems in the United States and worldwide.

The Company has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, the Company has made the assumption that financial institutions and the Federal Reserve System as well as most utility companies and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans: The Company has completed a prioritization of Year 2000 issues in order to develop and document Year 2000 contingency plans. The Company has identified its critical applications to be its merchandising and inventory systems, which include purchasing, receiving and distribution and store replenishment, its point-of-sale store operating system as well as its financial systems, which includes payroll, accounts payable and receivable and banking and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, the Company will resort to temporary manual processing for recording sales, ordering product and replenishing the Company's stores, which is not expected to have a material adverse impact on its operations in the short-term. Management anticipates having a formal documented contingency plan to deal with this scenario by November 1999. The Company's eleven distribution centers are located in various geographic areas of the United States. Should one or more of these distribution centers fail to operate due to regional power outages or other unforeseen circumstances, the Company's other distribution centers which may be operating could replenish stores typically serviced by those distribution centers for a relatively short period of time. Management is in the process of documenting this contingency plan. Although no single internal or third party supplier accounts for a material portion of the Company's sales and operating revenues, management is evaluating the need for a formal list of alternative suppliers should some existing suppliers be unable to provide product beyond the end of calendar year 1999. Should the decision be made that such a list and agreements with alternate suppliers be necessary, they will be developed prior to November 1999.

All statements concerning Year 2000 issues other than historical statements, including, without limitation, estimated costs and the projected timetable of Year 2000 compliance, constitute "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Factors That May Affect Future Results".

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all companies for quarters beginning after June 15, 1999. This statement requires a company to record all derivative instruments at fair value on the balance sheet. The Company does not use derivatives for speculative purposes. As such, its market risk was not material in 1998 and is not expected to be material in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to Consolidated Financial Statements is found on page 59. The Company's Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting. For information relating to the Executive Officers of the Company, see Part I of this report. The Section 16(A) reporting information is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.
    1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 32. The index and statements are incorporated herein by reference.

    3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 59, which immediately precedes such exhibits.

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


                                          TANDY CORPORATION


March 29, 1999                            /s/ Leonard H. Roberts
                                          ----------------------------
                                          Leonard H. Roberts
                                          President and Chief Executive Officer,
                                          Tandy Corporation
                                          President, RadioShack

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 29th day of March, 1999.

Signature                     Title


/s/ Leonard H. Roberts      President and Chief Executive Officer, Tandy
-----------------------     Corporation, President, RadioShack, Director
Leonard H. Roberts          (Chief Executive Officer)

/s/ Dwain H. Hughes         Senior Vice President and Chief Financial Officer
-----------------------
Dwain H. Hughes             (Principal Financial Officer)

/s/ Richard L. Ramsey       Vice President and Controller
-----------------------
Richard L. Ramsey           (Principal Accounting Officer)

/s/ John V. Roach           Chairman of the Board, Director
-----------------------
John V. Roach

/s/ Frank J. Belatti        Director         /s/ William G. Morton      Director
-----------------------                      -----------------------
Frank J. Belatti                             William G. Morton

/s/ James I. Cash, Jr.      Director         /s/ Thomas G. Plaskett     Director
-----------------------                      -----------------------
James I. Cash, Jr.                           Thomas G. Plaskett

/s/ Ronald E. Elmquist      Director         /s/ Alfred J. Stein        Director
----------------------                      -----------------------
Ronald E. Elmquist                           Alfred J. Stein

/s/ Lewis F. Kornfeld, Jr.  Director         /s/  William E. Tucker     Director
-----------------------                      -----------------------
Lewis F. Kornfeld, Jr.                       William E. Tucker

/s/ Jack L. Messman         Director         /s/  Edwina D. Woodbury    Director
-----------------------                      -----------------------
Jack L. Messman                              Edwina D. Woodbury

                                TANDY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Accountants...............................            33
Consolidated Statements of Income for each of the three
  years ended December 31, 1998.................................            34
Consolidated Balance Sheets at December 31, 1998
  and December 31, 1997.........................................            35
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1998.................................            36
Consolidated Statements of Stockholders' Equity for
  the three years ended December 31, 1998.......................          37-38
Notes to Consolidated Financial Statements......................          39-58

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandy Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 32 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
February 24, 1999

CONSOLIDATED STATEMENTS OF INCOME
Tandy Corporation and Subsidiaries

                                                           Year Ended December 31,
                                      -------------------------------------------------------------------------
                                              1998                      1997                      1996
(In millions, except                                 % of                      % of                      % of
 per share amounts)                   Dollars      Revenues     Dollars      Revenues     Dollars      Revenues
---------------------------------------------------------------------------------------------------------------
Net sales and operating revenues      $4,787.9        100.0%    $5,372.2        100.0%    $6,285.5        100.0%
Cost of products sold                  2,783.5         58.1      3,357.9         62.5      4,263.1         67.8
                                      --------     --------     --------     --------     --------     --------
Gross profit                           2,004.4         41.9      2,014.3         37.5      2,022.4         32.2
                                      --------     --------     --------     --------     --------     --------

Expenses (income):
 Selling, general and administrative   1,580.3         33.0      1,580.3         29.4      1,761.1         28.0
 Depreciation and amortization            99.0          2.1         97.2          1.8        108.6          1.7
 Interest income                         (10.8)        (0.2)       (13.2)        (0.2)       (13.0)        (0.2)
 Interest expense                         45.4          0.9         46.1          0.9         36.4          0.6
 Restricted stock awards                  82.6          1.7         --           --           --           --
 Provision for loss on sale of
  Computer City                          108.2          2.3         --           --           --           --
 Provision for restructuring costs        --           --           --           --          162.1          2.6
 Impairment of long-lived assets          --           --           --           --          112.8          1.8
                                      --------     --------     --------     --------     --------     --------
                                       1,904.7         39.8      1,710.4         31.8      2,168.0         34.5
                                      --------     --------     --------     --------     --------     --------

Income (loss) before income taxes         99.7          2.1        303.9          5.7       (145.6)        (2.3)
Provision (benefit) for income taxes      38.4          0.8        117.0          2.2        (54.0)        (0.9)
                                      --------     --------     --------     --------     --------     --------
Net income (loss)                         61.3          1.3        186.9          3.5        (91.6)        (1.4)


Preferred dividends                        5.8          0.1          6.1          0.1          6.3          0.1
                                      --------     --------     --------     --------     --------     --------

Net income (loss) available to
 common shareholders                  $   55.5          1.2%    $  180.8          3.4%    $  (97.9)        (1.5)%
                                      ========     ========     ========     ========     ========     ========

Net income (loss) available per
 common share:

  Basic                               $   0.55                  $   1.69                  $  (0.82)
                                      ========                  ========                  ========

  Diluted                             $   0.54                  $   1.63                  $  (0.82)
                                      ========                  ========                  ========

Shares used in computing earnings
 (loss) per common share:

  Basic                                  100.6                     107.2                     119.7
                                      ========                  ========                  ========

  Diluted                                105.7                     112.2                     119.7
                                      ========                  ========                  ========
Dividends declared per common share   $   0.40                  $   0.40                  $   0.40
                                      ========                  ========                  ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED BALANCE SHEETS
Tandy Corporation and Subsidiaries
                                                              December 31,
                                                         ----------------------
(In millions, except for share amounts)                     1998          1997
-------------------------------------------------------------------    --------
Assets
Current assets:
  Cash and cash equivalents                              $   64.5      $  105.9
  Accounts and notes receivable, less
    allowance for doubtful accounts                         215.2         251.3
  Inventories, at lower of cost or market                   912.1       1,205.2
  Other current assets                                      106.8         153.1
                                                         --------      --------
    Total current assets                                  1,298.6       1,715.5
                                                         --------      --------

Property, plant and equipment, at cost,
  less accumulated depreciation                             433.8         521.9

Other assets, net of accumulated amortization               261.2          80.1
                                                         --------      --------
                                                         $1,993.6      $2,317.5
                                                         ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities
   of long-term debt                                     $  233.2      $  299.5
  Accounts payable                                          206.4         325.2
  Accrued expenses                                          334.4         273.1
  Income taxes payable                                      105.5          78.6
                                                         --------      --------
    Total current liabilities                               879.5         976.4
                                                         --------      --------

Long-term debt, excluding current maturities                235.1         236.1
Other non-current liabilities                                27.5          46.4
                                                         --------      --------
    Total other liabilities                                 262.6         282.5
                                                         --------      --------

Common stock put options                                      3.3          --

Stockholders' Equity
 Preferred stock, no par value, 1,000,000 shares
   authorized  Series A junior participating,
   100,000 shares authorized and none issued                --             --
  Series B convertible (TESOP), 100,000 shares
   authorized and issued, 77,000 and 80,000
    shares outstanding, respectively                       100.0          100.0
 Common stock, $1 par value, 250,000,000 shares
   authorized with 139,184,000 and 138,332,000
   shares issued, respectively                              139.2         138.3
 Additional paid-in capital                                 109.7          19.2
 Retained earnings                                        1,693.4       1,676.3
 Common stock in treasury, at cost, 41,747,000
   and 36,023,000 shares, respectively                   (1,161.6)       (836.1)
 Unearned deferred compensation                             (31.5)        (37.4)
 Accumulated other comprehensive loss                        (1.0)         (1.7)
                                                         --------      --------
    Total stockholders' equity                              848.2       1,058.6
Commitments and contingent liabilities
                                                         --------      --------
                                                         $1,993.6      $2,317.5
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tandy Corporation and Subsidiaries

                                                                   Year Ended December 31,
                                                            -----------------------------------
(In millions)                                                1998          1997         1996
 ----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                        $   61.3      $  186.9      $  (91.6)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Restricted stock awards                                    82.6          --            --
    Provision for loss on sale of Computer City               108.2          --            --
    Depreciation and amortization                              99.0          97.2         108.6
    Impairment of long-lived assets                            --            --           112.8
    Provision for restructuring cost and other charges         --            --           253.5
    Deferred income taxes and other items                      (4.0)        106.0        (127.8)
    Provision for credit losses and bad debts                  12.5           2.6           2.8
  Changes in operating assets and liabilities:
    Receivables                                               (36.7)         (5.9)          8.0
    Inventories                                                85.6         163.8          (0.1)
    Other current assets                                       17.7         (20.7)          3.2
    Accounts payable, accrued expenses and income taxes       (11.4)       (209.6)         38.1
                                                           --------      --------      --------
Net cash provided by operating activities                     414.8         320.3         307.5
                                                           --------      --------      --------

Investing activities:
  Additions to property, plant and equipment                 (131.5)       (118.4)       (174.8)
  Proceeds from sale of property, plant and equipment           6.7          12.7           2.8
  Proceeds from sale of Computer City                          36.5          --            --
  Proceeds from sale of AST common stock                       --            23.8          --
  Payment received on AST note                                 --            --            60.0
  Payment received on InterTAN note                            --            20.9          --
  Other investing activities                                   (4.7)         (2.9)         (0.9)
                                                           --------      --------      --------
Net cash used by investing activities                         (93.0)        (63.9)       (112.9)
                                                           --------      --------      --------

Financing activities:
  Purchases of treasury stock                                (337.4)       (425.6)       (232.9)
  Proceeds from sale of common stock put options                0.3          --            --
  Sale of treasury stock to employee stock plans               35.4          35.2          39.4
  Proceeds from exercise of stock options                      22.4          15.5           7.4
  Dividends paid                                              (44.8)        (48.2)        (52.5)
  Changes in short-term borrowings, net                       (44.9)         43.6          40.9
  Additions to long-term borrowings                            45.7         149.8           8.0
  Repayments of long-term borrowings                          (39.9)        (42.3)        (26.9)
                                                           --------      --------      --------
Net cash used by financing activities                        (363.2)       (272.0)       (216.6)
                                                           --------      --------      --------


Decrease in cash and cash equivalents                         (41.4)        (15.6)        (22.0)
Cash and cash equivalents, beginning of period                105.9         121.5         143.5
                                                           --------      --------      --------

Cash and cash equivalents, end of period                   $   64.5      $  105.9      $  121.5
                                                           ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Tandy Corporation and Subsidiaries

                                                               Common Stock         Treasury Stock
                                                Preferred   -----------------     ------------------
(In millions)                                    Stock      Shares    Dollars     Shares     Dollars
----------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    $ 100.0       85.6    $  85.6      (23.9)    $(963.3)
Comprehensive loss:
 Net loss                                          --         --         --         --          --
 Other comprehensive loss, net of tax:
  Foreign currency translation adjustments
  Reclassification for losses included in
   net loss
  Net unrealized gain on foreign currency
   translation
  Unrealized loss on securities
  Reclassification for losses included in
   net loss
  Net unrealized loss on securities
 Other comprehensive loss                          --         --         --         --          --
Comprehensive loss
Purchase of treasury stock                         --         --         --         (5.7)     (245.9)
Sale of treasury stock to employee stock plans     --         --         --          0.9        36.6
Exercise of stock options and grant of stock
 awards                                            --         --         --          0.3        11.8
Series B convertible stock dividends,
 net of taxes of $2.2                              --         --         --         --          --
Deferred compensation earned                       --         --         --         --          --
Repurchase of preferred stock                      --         --         --         --          (3.7)
Common stock dividends declared                    --         --         --         --          --
                                                -------    -------    -------    -------     -------
Balance at December 31, 1996                    $ 100.0       85.6    $  85.6      (28.4)  $(1,164.5)
Comprehensive income:
 Net income                                        --         --         --         --          --
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments
  Reclassification for losses included in
   net income
  Net unrealized loss on foreign currency
   translation
  Unrealized gain on securities
  Reclassification for gains included in
   net income
  Net unrealized gain on securities
 Other comprehensive income                        --         --         --         --          --
Comprehensive income
Purchase of treasury stock                         --         --         --         (9.1)     (412.1)
Sale of treasury stock to employee stock plans     --         --         --          0.8        26.5
Exercise of stock options and grant of stock
 awards                                            --         --         --          0.7        23.9
Series B convertible stock dividends,
 net of taxes of $2.1                              --         --         --         --          --
Deferred compensation earned                       --         --         --         --          --
Repurchase of preferred stock                      --         --         --         --          (4.5)
Common stock dividends declared                    --         --         --         --          --
Two-for-one common stock split                     --         52.7       52.7       --         694.6
                                                -------    ------- ----------    ------- ----------
Balance at December 31, 1997                    $ 100.0      138.3     $138.3      (36.0)    $(836.1)
Comprehensive income:
 Net income
 Other comprehensive income, net of tax:           --         --         --         --          --
  Foreign currency translation adjustments
  Reclassification for losses included in
   net income
  Net unrealized gain on foreign currency
   translation
 Other comprehensive income                        --         --         --         --          --
Comprehensive income
Purchase of treasury stock                         --         --         --         (7.5)     (339.3)
Sale of treasury stock to employee stock plans     --         --         --          0.8        19.3
Restricted stock awards                            --          0.9        0.9       (0.3)      (29.1)
Exercise of stock options and grant of stock
 awards                                            --         --         --          1.2        29.9
Series B convertible stock dividends,
 net of taxes of $1.9                              --         --         --         --          --
Deferred compensation earned                       --         --         --         --          --
Repurchase of preferred stock                      --         --         --         --          (6.3)
Common stock dividends declared                    --         --         --         --          --
                                                -------    -------     ------    -------     -------
Balance at December 31, 1998                    $ 100.0      139.2     $139.2      (41.8)  $(1,161.6)
                                                =======    =======     ======    =======     =======

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Tandy Corporation and Subsidiaries

                                                                                                       Accumulated
                                              Additional              Unearned      Comprehensive         Other
                                                Paid-In   Retained    Deferred          Income        Comprehensive
(In millions)                                   Capital   Earnings  Compensation        (Loss)             Loss        Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    $ 102.8   $2,332.1     $(54.8)                           $  (1.1)    $1,601.3
Comprehensive loss:
 Net loss                                          --        (91.6)      --                  $ (91.6)       --          (91.6)
                                                                                             -------
 Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                          (2.5)
  Reclassification for losses included
   in net loss                                                                       2.6
                                                                                 -------
  Net unrealized gain on foreign                                                                 0.1
   currency translation                                                             (7.1)
  Unrealized loss on securities
  Reclassification for losses included
   in net loss                                                                       4.5
                                                                                 -------
  Net unrealized loss on securities                                                             (2.6)
                                                                                             -------
 Other comprehensive loss                          --         --         --                     (2.5)       (2.5)        (2.5)
                                                                                             -------
Comprehensive loss                                                                           $ (94.1)
Purchase of treasury stock                         --         --         --                                 --         (245.9)
Sale of treasury stock to employee stock plans      2.8       --         --                                 --           39.4
Exercise of stock options and grant of
 stock awards                                      (0.3)      --         --                                 --           11.5
Series B convertible stock dividends,
 net of taxes of $2.2                              --         (4.1)      --                                 --           (4.1)
Deferred compensation earned                       --         --          7.9                               --            7.9
Repurchase of preferred stock                      --         --         --                                 --           (3.7)
Common stock dividends declared                    --        (47.5)      --                                 --          (47.5)
                                                -----------------------------                            --------------------
Balance at December 31, 1996                    $ 105.3   $2,188.9    $ (46.9)                           $  (3.6)    $1,264.8
Comprehensive income:
 Net income                                        --        186.9       --                   $186.9        --          186.9
                                                                                             -------
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                          (1.8)
  Reclassification for losses included
   in net income                                                                     1.1
                                                                                 -------
  Net unrealized loss on foreign
   currency translation                                                                         (0.7)
  Unrealized gain on securities                                                      3.4
  Reclassification for gains included
   in net income                                                                    (0.8)
                                                                                  ------
  Net unrealized gain on securities                                                              2.6
                                                                                             -------
 Other comprehensive income                        --         --         --                      1.9         1.9          1.9
                                                                                             -------
Comprehensive income                                                                         $ 188.8
Purchase of treasury stock                         --         --         --                                 --         (412.1)
Sale of treasury stock to employee stock plans      8.7       --         --                                 --           35.2
Exercise of stock options and grant of
 stock awards                                       0.5       --         --                                 --           24.4
Series B convertible stock
 dividends, net of taxes of $2.1                   --         (4.0)      --                                 --           (4.0)
Deferred compensation earned                       --         --          9.5                               --            9.5
Repurchase of preferred stock                      --         --         --                                 --           (4.5)
Common stock dividends declared                    --        (43.2)      --                                 --          (43.2)
Two-for-one common stock split                    (95.3)    (652.3)      --                                 --           (0.3)
                                                -----------------------------                            --------------------
Balance at December 31, 1997                    $  19.2   $1,676.3    $ (37.4)                           $  (1.7)    $1,058.6
Comprehensive income:
 Net income                                        --         61.3       --                  $  61.3        --           61.3
                                                                                             -------
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                          (0.7)
  Reclassification for losses included
   in net income                                                                     1.4
                                                                                 -------
  Net unrealized gain on foreign
   currency translation                                                                          0.7
                                                                                             -------
 Other comprehensive income                        --         --         --                      0.7         0.7          0.7
                                                                                             -------
Comprehensive income                                                                         $  62.0
Purchase of treasury stock                         --         --         --                                 --         (339.3)
Sale of treasury stock to employee stock plans     16.0       --         --                                 --           35.3
Restricted stock awards                            68.8       --         (4.2)                              --           36.4
Exercise of stock options and grant of
 stock awards                                       5.7       --         --                                 --           35.6
Series B convertible stock dividends,
 net of taxes of $1.9                              --         (3.7)      --                                 --           (3.7)
Deferred compensation earned                       --         --         10.1                               --           10.1
Repurchase of preferred stock                      --         --         --                                 --           (6.3)
Common stock dividends declared                    --        (40.5)      --                                 --          (40.5)
                                                -----------------------------                            --------------------
Balance at December 31, 1998                    $ 109.7   $1,693.4    $ (31.5)                           $  (1.0)    $  848.2
                                                =============================                            ====================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tandy Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
Tandy Corporation ("Tandy" or the "Company") is primarily engaged in consumer electronics retailing principally through RadioShack's company-owned stores and dealer/franchise outlets. RadioShack's sales and operating revenues are related to private label and branded consumer electronics, brand name personal computers, wireless communication products and services, telephony and "direct-to-home" satellite systems. Additionally, Tandy operates certain related retail support groups and consumer electronics manufacturing businesses.

Another retail concept, Computer City, Inc. ("CCI" or "Computer City") was sold effective August 31, 1998. Computer City sales related to personal computer hardware and software, printers, peripheral equipment and accessories sold through retail locations and direct sales to corporate, government and education customers.

In December 1996, the Company announced its intention to exit the Incredible Universe business and certain other stores (see Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Tandy and its majority owned subsidiaries. CCI was included in Consolidated Financial Statements through August 31, 1998, the date of its sale. Investments in 20% to 50% owned companies are accounted for on the equity method. The fiscal periods of certain foreign operations end one month earlier than the Company's year end to facilitate their inclusion in the consolidated financial statements. Significant intercompany transactions are eliminated in consolidation.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the respective local currency. Translation gains or losses related to net assets located outside the United States are shown as a component of comprehensive loss, and classified in the equity section of the balance sheet.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Marketable Securities: The Company had an investment in AST Research, Inc. ("AST") common stock at December 31, 1996 which it sold in August 1997. This investment was classified in other current assets in the Consolidated Balance Sheet at December 31, 1996 and categorized as "available for sale". Securities classified as "available for sale" are marked to market based upon market value fluctuations. Resulting adjustments, net of deferred taxes, are reported as a component of stockholders' equity until realized. Declines in fair value that are considered to be other than temporary are recognized in earnings and establish a new cost basis for the security. Realized gains and losses are also included in earnings and are determined on the specific identification method.

Accounts Receivable and Allowance For Doubtful Accounts: An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's customer base and their location in many different geographic areas of the country; however, the Company does have some concentration of credit risk in the cellular telephone industry due to increased sales and outstanding balances as of December 31, 1998 from cellular telephone carriers. The increase was due primarily to RadioShack's growth in wireless telephone sales (see Note 7).

Inventories: Inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Property,  Plant and  Equipment:  Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative SG&A expense. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital leases is included in depreciation and amortization in the Consolidated Statements of Income.

Impairment of Long-Lived Assets: Long-lived assets (primarily property, plant and equipment and goodwill) held and used by the Company or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is generally measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities or their varying interest rate.

Hedging and Derivative Activity: The Company entered into interest rate swap agreements in the first quarter of 1995 to manage its interest rate exposure by effectively trading floating interest rates for fixed interest rates. The Company used the swaps to hedge certain obligations with floating rates; thus, the difference between the floating and fixed interest rate amounts, based on these swap agreements, was recorded as income or expense. Through December 31, 1996, the Company had entered into five swaps with regard to notional amounts totaling $90.0 million. In 1996, the Company terminated the underlying lease obligations related to these swaps and recognized a charge of $3.8 million, which was the fair market value of the swaps at the time of the lease terminations (see Note 5). These swaps were terminated in March 1997 at no material gain or loss.

Revenues: Retail sales are recorded on the accrual basis. Residual income is typically recognized based upon the contractual percentage of each customer's monthly bill.

Extended Service Contracts: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 60 months. The Company extends service contracts on behalf of an unrelated third party and, to a much lesser extent, sells its own extended service contracts. Revenues from sales of its own extended service contracts are recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services under the contracts exceeds related unearned revenue. Commission revenue for the unrelated third party extended service contracts is recognized at the time of sale.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the Company recognizes future tax benefits to the extent that realization of such benefits are more likely than not.

Earnings Per Share: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. EPS data for the year ended December 31, 1997 and all prior periods presented herein have been restated to conform with the provisions of this statement.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation for the years ended December 31, 1998, 1997 and 1996:

(Dollars and shares in                       1998                                1997                             1996
 millions, except per        ----------------------------------  --------------------------------  --------------------------------
 share amounts)              Income        Shares    Per Share   Income        Shares    Per Share   Income       Shares   Per Share
                           (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator) (Denominator) Amount
                             -------       -------    -------    -------       -------    -------    -------      -------   -------
Net income                   $  61.3                             $ 186.9                            $ (91.6)
Less: Preferred stock
 dividends                      (5.8)                               (6.1)                              (6.3)
                             -------                             -------                            -------

Basic EPS
Net income (loss)
 available to
 common shareholders            55.5         100.6    $  0.55      180.8         107.2    $  1.69     (97.9)       119.7    $ (0.82)
                                                      =======                  =======              =======

Effect of dilutive
 securities:
Plus dividends on Series
 B preferred stock               5.8                                 6.1
Additional contribution
 required for TESOP if
 preferred stock had
 been converted                 (4.1)          3.4                  (3.9)          3.5
Stock options                                  1.7                                 1.5
                             -------       -------               -------       -------

Diluted EPS
Net income (loss) available
 to common shareholders
 plus assumed conversions    $  57.2         105.7    $  0.54    $ 183.0         112.2    $  1.63   $ (97.9)       119.7    $ (0.82)
                             =======       =======    =======    =======       =======    =======   =======      =======    =======

Options to purchase 1.6 million and 0.7 million shares of common stock in 1998 and 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year. In 1996, 4.6 million options to purchase common stock and an additional 3.6 million shares of Series B preferred stock were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive.

Stock-Based Compensation: The Company adopted, on a disclosure basis only, SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in 1996. The Company continues to measure compensation costs under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.

Advertising Costs: All advertising costs of the Company are expensed the first time the advertising takes place. Advertising expense was $208.7 million, $195.4 million, and $254.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Capitalized Software Costs: The Company capitalizes qualifying costs relating to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 1998, 1997 and 1996 totaled $27.6 million, $25.4 million, and $23.5 million, net of accumulated amortization of $4.0 million, $5.7 million and $2.4 million, respectively.

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

Comprehensive Income (Loss): Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except those changes resulting from investments by owners and distributions to owners.

The following tables summarize the tax effects and the cumulative amount of the separate components of other comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996:

Tax Effects of Other Comprehensive Income (Loss)

                                        1998                       1997                       1996
                              --------------------------  -------------------------  -------------------------
                              Pre-Tax    Tax   After Tax  Pre-Tax   Tax   After Tax  Pre-Tax   Tax   After Tax
(In millions)                  Amount  Expense  Amount     Amount  Expense  Amount    Amount  Benefit  Amount
 -----------                   ------  -------  ------     ------  -------  ------    ------  -------  ------
Foreign currency
 translation adjustments       $(1.2)   $(0.5)   $(0.7)    $(2.9)  $(1.1)   $(1.8)    $(3.5)  $(1.0)   $(2.5)
Less: Reclassification
 adjustment for losses
 included in net income
 (loss)                          2.3      0.9      1.4       1.8     0.7      1.1       3.6     1.0      2.6
                               ------------------------  ------------------------  -------------------------
Net unrealized gain (loss)       1.1      0.4      0.7      (1.1)   (0.4)    (0.7)      0.1    --        0.1
                               ------------------------  ------------------------  -------------------------

Unrealized gain (loss) on
 securities                     --       --       --         5.3     1.9      3.4     (11.0)   (3.9)    (7.1)
Less: Reclassification
 adjustment for (gains)
 losses included in net
 income (loss)                  --       --       --        (1.3)   (0.5)    (0.8)      7.0     2.5      4.5
                               ------------------------  ------------------------  -------------------------
Net unrealized gain (loss)      --       --       --         4.0     1.4      2.6      (4.0)   (1.4)    (2.6)
                               ------------------------  ------------------------  -------------------------

Other comprehensive
 income (loss)                 $ 1.1    $ 0.4    $ 0.7     $ 2.9   $ 1.0    $ 1.9     $(3.9   $(1.4)   $(2.5)
                               ========================  ========================  =========================


Cumulative Amount of Separate Components of Other Comprehensive Loss

                                     1998                                 1997                                 1996
                      ------------------------------------ ------------------------------------ ------------------------------------
                        Foreign               Accumulated   Foreign                Accumulated   Foreign               Accumulated
                        Currency  Unrealized    Other       Currency   Unrealized    Other       Currency   Unrealized    Other
                      Translation  Gain on   Comprehensive Translation  Gain on   Comprehensive Translation  Gain on   Comprehensive
(In millions)          Adjustment Securities    Loss        Adjustment Securities    Loss        Adjustment Securities    Loss
 -----------           ---------- ----------    ----        ---------- ----------    ----        ---------- ----------    ----

Beginning balance        $ (1.7)    $  --      $ (1.7)       $ (1.0)     $ (2.6)     $ (3.6)      $ (1.1)    $  --        $ (1.1)
Current period change       0.7        --         0.7          (0.7)        2.6         1.9          0.1       (2.6)        (2.5)
                         ---------------------------------  ----------------------------------- ------------------------------------

Ending balance           $ (1.0)    $  --      $ (1.0)       $ (1.7)     $  --       $ (1.7)      $ (1.0)    $ (2.6)      $ (3.6)
                         =================================  =================================== ====================================

NOTE 3 - STOCK SPLIT
On September 22, 1997, the Company distributed a two-for-one split of Tandy common stock. This resulted in the issuance of 52.7 million shares of common stock along with a corresponding decrease of $52.7 million in additional paid-in capital. Treasury shares were not split. However, an adjustment was made to the Company's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares). All references to the number of shares of common stock issued or outstanding, per share prices, and income per common share amounts in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements ("Notes") have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in the Company's common stock have been adjusted or amended to reflect the split. Additionally, cash dividends which were $0.20 per share per quarter prior to the two-for-one split have been restated at $0.10 per share per quarter to reflect the two-for-one split.

NOTE 4 - SALE OF COMPUTER CITY, INC.
On June 22, 1998, the Company announced that it had signed a definitive agreement with CompUSA, Inc. ("CompUSA") for the sale of 100% of the outstanding common stock of the Company's Computer City, Inc. subsidiary. On August 31, 1998, the sale was completed. The Company received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The note, which is of equal priority with CompUSA's existing subordinated debt, bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year, with the first payment made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. The Company recognized a loss of $108.2 million from the sale of CCI in 1998, which included certain liabilities and contractual obligations incurred by the Company.

In connection with the sale, the Company reacquired the 19.9% interest of CCI from Eureka Venture Partners III LLP ("EVP"), which was acquired by EVP from the Company in July 1997. Related to the reacquisition of EVP's ownership in CCI, the management agreement with the three principals of EVP was terminated. In addition, the warrant that EVP purchased for an additional 20.1% interest in CCI was canceled.

Net sales and operating revenues, operating losses and restructuring and other charges for Computer City for each of the three years ended December 31 are presented below:

(In millions)                            1998(1)       1997         1996
 -----------                            --------     --------     --------
Net sales and operating revenues        $1,196.7     $1,903.7     $1,721.6
Operating loss                             (95.6)       (14.9)       (20.3)
Restructuring and other charges             --           --          (54.2)(2)

(1) Includes operations for only eight months, due to sale to CompUSA on August 31, 1998.
(2) As described more fully in Note 5, during the fourth quarter of 1996 Tandy elected to close 21 unprofitable stores. CCI recognized a restructuring charge aggregating $14.8 million associated with these closings. The charges related primarily to lease obligations and employee termination expenses. CCI also recognized asset impairment charges aggregating $18.7 million during 1996 and lower of cost or market impairments aggregating approximately $20.7 million related to inventory liquidated at the affected stores.

NOTE 5 - PROVISIONS FOR BUSINESS RESTRUCTURING AND ASSET IMPAIRMENT
In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. The Company recorded total pre-tax charges of $162.1 million in 1996 related to future lease obligations, real estate costs, disposition of fixed assets, employee termination expenses and contract cancellation costs related to this restructuring program. The Company also recognized, in 1996, lower of cost or market impairments aggregating approximately $91.4 million, pre-tax, primarily related to inventory that was liquidated at the affected stores. Inventory impairment charges were recognized in the Consolidated Statements of Income as an increase in cost of sales in 1996. The Company also recognized a non-cash impairment charge of $86.8 million to write down the carrying values of long-term assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") as part of the restructuring plan.

Upon adoption of FAS 121 in the first quarter of 1996, the Company recognized an initial non-cash impairment loss of approximately $26.0 million to conform with this statement, primarily as a result of grouping long-lived assets at their lowest level of cash flows to determine impairment as required by this statement.

In January 1997, the Company closed the respective 53 McDuff and 21 Computer City stores. Additionally, by July 1997, all of the Incredible Universe stores were either closed or sold. During 1997, the Company sold the assets related to several closed stores, including the sale of the real estate, related fixed assets and inventory of six Incredible Universe stores to Fry's Electronics, Inc. and its affiliates ("Fry's"). These six stores were sold for approximately $21.5 million in cash and $97.4 million in notes receivable with no material gain or loss recognized upon the sale. At December 31, 1998, the notes receivable balance was $47.6 million with remaining interest rates ranging from 6.6% to 6.7% and maturity dates in 2001 and 2002. In 1997, additional costs totaling $11.6 million related to store closings were recorded and included in SG&A expense in the accompanying Consolidated Statements of Income.

On January 1, 1998, five closed Incredible Universe locations remained. During 1998, three were sold for a total of $13.3 million in cash and a $3.0 million note receivable. The balance on the note receivable was approximately $3.0 million at December 31, 1998. The lease on an additional location was terminated during 1998, leaving one Incredible Universe location remaining at December 31, 1998. In 1998, $6.5 million was accrued and charged to SG&A expense for additional lease obligations and real estate costs.

Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

(In millions)                           1998           1997          1996
-------------                         --------       --------      --------
Net sales and operating revenues      $  --          $  164.6      $1,403.4
Operating loss                           --             (30.1)(1)    (114.4)(1)


(1) Excludes business restructuring and asset impairment charges discussed above.

The components of the combined restructuring charges and an analysis of the amounts charged against the reserve are outlined in the following table:

1996 Business Restructuring

                                         Charges                            Charges                            Charges
                    Balance   Additional 1/1/96-   Balance      Additional  1/1/97-   Balance      Additional  1/1/98-   Balance
(In millions)      12/31/95    Reserves  12/31/96  12/31/96      Reserves   12/31/97  12/31/97      Reserves   12/31/98  12/31/98
------------       --------    --------  --------  --------      --------   --------  --------      --------   --------  --------
                                                                                                        >
Real estate
 obligations       $  12.2        96.8     (15.5)     93.5          11.6      (78.1)    27.0            6.5      (14.1)  $  19.4
Disposal of fixed
 assets               --           8.0      (8.0)     --            --         --       --               --       --        --
Inventory
 impairment           --           2.5      (2.5)     --            --         --       --               --       --        --
Termination
 benefits             --           7.1      (2.5)      4.6          --         (4.6)    --               --       --        --
Contract
 termination costs    --          13.2      --        13.2          --        (13.2)    --               --       --        --
Other                 --          34.5      (8.1)     26.4          --        (24.8)     1.6             --       (0.8)      0.8
                   -------     -------   -------   -------       -------    -------  -------        -------    -------   -------
                   $  12.2       162.1     (36.6)    137.7          11.6     (120.7)    28.6            6.5      (14.9)  $  20.2
                   =======     =======   =======   =======       =======    =======  =======        =======    =======   =======

NOTE 6 - CASH EQUIVALENTS
The weighted average interest rates were 6.0% and 5.9% at December 31, 1998 and 1997, respectively, for cash equivalents totaling $16.2 million and $53.1 million, respectively.

NOTE 7 - ACCOUNTS AND NOTES RECEIVABLE
As of December 31, 1998 and 1997, the Company had the following accounts and notes receivable outstanding on the Consolidated Balance Sheets:

Accounts and Notes Receivable

                                                 December 31,
                                            ---------------------
(In millions)                                 1998         1997
-------------                               --------     --------
Trade accounts receivable                   $   68.2     $  125.0
Receivables from InterTAN (see Note 22)          4.2          3.1
Current portion of Fry's notes
 receivable (see Note 5)                         1.0         27.6
Receivables from vendors and service
 providers(1)                                  133.2         73.8
Other receivables                               27.4         30.6
Less allowance for doubtful accounts           (18.8)        (8.8)
                                            --------     --------
                                            $  215.2     $  251.3
                                            ========     ========

(1) Includes residuals and commissions from wireless telephone carriers and residuals from long distance, digital satellite service and pager activation providers.

Notes Receivable
                                                  December 31,
                                            ---------------------
(In millions)                                 1998         1997
-------------                               --------     --------
CompUSA (see Note 4)                        $  136.0     $   --
Fry's (see Note 5)                              47.6         75.3
Other notes                                      4.7          4.7
                                            --------     --------
                                               188.3         80.0
Less amount classified as
 accounts and notes receivable                  (2.2)       (28.8)
                                            --------     --------

Total amount classified as other
 assets                                     $  186.1     $   51.2
                                            ========     ========

Interest income earned, including accretion of discount if applicable, on the amounts outstanding during the three years ended December 31, 1998, 1997 and 1996 was as follows:

                                     Year Ended December 31,
                                ---------------------------------
(In millions)                     1998        1997         1996
-------------                   --------    ---------    --------
CompUSA (1)                     $    4.3    $    --      $   --
InterTAN (2)                        --            5.4         6.7
Fry's                                3.5          3.3        --
Other                                3.0          4.5         6.3
                                --------    --------     --------
Total                           $   10.8    $    13.2    $   13.0
                                ========    =========    ========

(1) The note receivable from CompUSA originated August 31, 1998.
(2) The note receivable from InterTAN, Inc. was paid in full on December 31, 1997.

Allowance for Doubtful Accounts
                                                       December 31,
                                            ---------------------------------
(In millions)                                 1998         1997        1996
-------------                               ---------    --------    --------
Balance at the beginning of the year        $     8.8    $    7.9    $    5.8
Provision for credit losses and bad debt
 included in SG&A expense                        12.5         2.6         2.8
Uncollected receivables written off,
 net of recoveries                               (2.5)       (1.7)       (0.7)
                                            ---------    --------    --------
Balance at the end of the year              $    18.8    $    8.8    $    7.9
                                            =========    ========    ========

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                          December 31,
                                           Range of                  ----------------------
(In millions)                        Estimated Useful Life             1998          1997
-------------                        ---------------------           --------      --------
Land                                             --                  $   16.6      $   16.9
Buildings                                   10 - 40 years               183.1         180.9
Buildings under capital lease        Over the life of the lease          --            31.3
Furniture, fixtures and equipment           2 -15 years                 451.9(1)      474.8
Leasehold improvements               Primarily, the shorter of          323.1         377.8
                                    the life of the improvements
                                     or the term of the related
                                      lease and certain renewal
                                               periods
                                                                     --------      --------
                                                                        974.7       1,081.7
Less accumulated depreciation and
 amortization of capital leases                                        (540.9)       (559.8)
                                                                     --------      --------
                                                                     $  433.8      $  521.9
                                                                     ========      ========

(1) Includes $22.1 million of assets under capital leases.

NOTE 9 - TREASURY STOCK REPURCHASE PROGRAM
On March 3, 1997, the Company announced that its Board of Directors authorized management to purchase an additional 10.0 million shares of its common stock through the Company's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996. The share increase for 1997 brought the total authorization to 30.0 million shares, of which 25.9 million shares totaling $745.8 million had been purchased as of December 31, 1998. Additionally, on October 26, 1998, the Company announced that its Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans (see Note 17). These purchases are in addition to the shares required for employee stock plans, which are purchased throughout the year.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to one million put options on the Company's common stock. During 1998, the Company sold 80,000 put options with a strike price of $40.71 to an independent third party. Such options grant the purchaser the right to sell shares of Tandy's common stock to the Company at specified prices upon exercise of the options. These put options are exercisable only at maturity and can be settled in cash at the Company's option, in lieu of repurchasing the stock. The issued put options have a maturity of six months. At December 31, 1998, all 80,000 options remained outstanding and the full redemption value of the options was classified as common stock put options in the accompanying 1998 Consolidated Balance Sheet. The related offset was recorded in common stock in treasury, net of premiums received. Additionally, 200,000 put options have been sold in 1999 at strike prices ranging from $45.08 to $55.20; these put options have six month maturity dates.

NOTE 10 - INDEBTEDNESS AND BORROWING FACILITIES
Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table below. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. The Company's primary source of short-term debt, for which borrowings and repayments are presented net of each other in the Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper has a typical maturity of 90 days or less, as does the short-term seasonal bank debt. The amount of commercial paper that may be outstanding is limited to a maximum of $500.0 million.

In the second quarter of 1998, Tandy replaced its existing $500.0 million credit facilities with new credit facilities, also totaling $500.0 million. The new facilities were granted by a syndicate of 17 banks, including a new agent bank, and consist of a $200.0 million 364-day revolving credit facility maturing June 1999 and a $300.0 million five-year revolving credit facility maturing June 2003. The Company plans to extend the $200.0 million facility to June 2000. Annual commitment fees for the two facilities are 0.06% of the $200.0 million facility per annum and 0.085% of the $300.0 million facility per annum, whether used or unused. The revolving credit facilities are used as backup for the commercial paper program and may be utilized for general corporate purposes. At December 31, 1998, there was $179.0 million of commercial paper outstanding backed by these facilities.

On August 19, 1997, the Company issued $150.0 million of 10 year unsecured senior notes under a $300.0 million Debt Shelf Registration Statement (the "Shelf Registration"), which was effective August 6, 1997. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing on March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, the Company issued $49.0 million in medium-term notes under the Shelf Registration. The proceeds were used to repay current maturities of long-term debt. Tandy's medium-term notes outstanding at December 31, 1998 totaled $49.8 million compared to $30.0 million at December 31, 1997. The interest rates at December 31, 1998 for the outstanding $49.8 million in medium-term notes ranged from 6.09% to 7.25%, with weighted average coupon rates of 6.2% and 8.2% at December 31, 1998 and 1997, respectively. An additional $32.0 million of medium-term notes were issued in January 1999 at a coupon rate of 6.15%. As of February 24, 1999, the Company had remaining availability of $69.0 million under the Shelf Registration.

At December 31, 1997, a wholly-owned subsidiary of Tandy had a $125.0 million subordinated note which was repaid by Tandy on July 14, 1998.

The Company established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Fund in Note 15.

Long-term borrowings and capital lease obligations outstanding at December 31, 1998 mature as follows:

(In millions)
-----------------------------------------------------------------
1999..................................................   $   17.7
2000..................................................       14.5
2001..................................................       17.2
2002..................................................       25.4
2003..................................................       19.9
2004 and thereafter...................................      158.1
                                                           ------
Total.................................................    $ 252.8
                                                          =======
-----------------------------------------------------------------

The fair value of the Company's long-term debt of $233.7 million (including current portion, but excluding capital leases) was approximately $236.7 million at December 31, 1998. The fair value was computed using interest rates which were in effect at December 31, 1998 for similar debt instruments.

Borrowings payable within one year are summarized in the accompanying short-term debt table below. Short-term debt at December 31, 1998 consisted primarily of domestic seasonal borrowings. Short-term debt at December 31, 1997 consisted of the $125.0 million note payable and the $30.0 million outstanding on the CCI revolving credit facility (see above) as well as $70.2 million in domestic seasonal borrowings.

Short-Term Debt
                                                                 December 31,
                                                           ---------------------
(In millions)                                                1998         1997
-------------                                              --------     --------
Short-term bank debt and other short-term debt             $   36.5     $  225.2
Current portion of long-term debt                               1.0         25.0
Commercial paper, less unamortized discount                   179.0         35.0
Current portion of capitalized lease obligations                6.6          1.9
Current portion of guarantee of TESOP indebtedness             10.1         12.4
                                                           --------     --------
Total short-term debt                                      $  233.2     $  299.5
                                                           ========     ========

Long-Term Debt
                                                                December 31,
                                                          ---------------------
(In millions)                                               1998         1997
-------------                                             --------     --------
Notes payable with interest rates at December 31, 1998
 ranging from 4.65% to 5.12%                              $    9.1     $    9.1
Notes payable issued pursuant to the Shelf
Registration with an interest rate of 6.95%, net of
 unamortized issuance costs of $6.0 million and $6.3
 million, respectively                                       144.0        143.7
Medium-term notes payable, net of issuance cost, with
 interest rates at December 31, 1998 ranging from 6.09%
 to 7.25%                                                     49.8         30.0
                                                          --------     --------
                                                             202.9        182.8
Less portion due within one year included in current
 notes payable                                                (1.0)       (25.0)
                                                          --------     --------
                                                             201.9        157.8
                                                          --------     --------

Capital lease obligations (see Note 20)                       19.1         50.5
Less current portion                                          (6.6)        (1.9)
                                                          --------     --------
                                                              12.5         48.6
                                                          --------     --------

Guarantee of TESOP indebtedness (see Note 15)                 30.8         42.1
Less current portion                                         (10.1)       (12.4)
                                                          --------     --------
                                                              20.7         29.7
                                                          --------     --------

Total long-term debt                                      $  235.1     $  236.1
                                                          ========     ========

Short-Term Borrowing Facilities

                                                      Year Ended December 31,
                                                 -----------------------------------
(In millions)                                     1998          1997         1996
-------------                                    --------     --------     ---------
Domestic seasonal bank credit lines
 and bank money market lines:
  Lines available at year end                    $  895.0     $1,190.0     $   987.0
  Loans outstanding at year end                  $   33.9     $  225.2     $   147.2
  Weighted average interest rate at year end          5.9%         6.5%          5.9%
  Weighted average of loans outstanding
   during year                                   $   49.8     $  216.9     $    91.8
  Weighted average interest rate during year          5.7%         5.9%          5.6%

Short-term foreign credit lines:
  Lines available at year end                    $  156.4     $  132.3     $   157.6
  Loans outstanding at year end                       2.6         None          None
  Weighted average interest rate at year end          6.3%         N/A           N/A
  Weighted average of loans outstanding
   during year                                   $    5.3     $    0.8           N/A
  Weighted average interest rate during year          6.1%         6.0%          N/A

Letters of credit and banker's acceptance
 lines of credit:
  Lines available at year end                    $  212.3     $  237.3     $   230.3
  Acceptances outstanding at year end                None         None          None
  Letters of credit open against outstanding
   purchase orders at year end                   $   52.1     $   65.9     $    33.9

Commercial paper credit facilities:
 Commercial paper outstanding at year end        $  179.0     $   35.0     $    59.9
 Weighted average interest rate at year end           6.0%         7.1%          5.8%
 Weighted average of commercial paper
  outstanding during year                        $  120.6     $  189.7     $   210.2
 Weighted average interest rate during period         5.7%         5.9%          5.7%

NOTE 11 - LEASES AND COMMITMENTS
Tandy leases rather than owns most of its facilities. The RadioShack(R) stores comprise the largest portion of Tandy's leased facilities. The RadioShack stores are located primarily in major shopping malls and shopping centers owned by other companies. Store leases are generally based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space. In addition, the Company also has capital leases related to its computer and operating systems.

Future minimum rent commitments at December 31, 1998 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)                 Operating Leases       Capital Leases
-------------------------------------------------------------------
1999.......................      $  150.0              $    7.4
2000.......................         135.7                   5.6
2001.......................         104.3                   5.7
2002.......................          71.0                   2.2
2003.......................          46.3                   --
2004 and thereafter........          71.0                   --
                                                       --------
Total minimum lease payments.......................        20.9
Less: Amount representing interest.................        (1.8)
                                                       --------
Present value of net minimum lease payments........    $   19.1
                                                       ========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed pursuant to the restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 5).

Rent Expense

                                           Year Ended December 31,
                                      -------------------------------
(In millions)                           1998       1997        1996
-------------                         --------   --------    --------
Minimum rents                         $  216.5   $  221.9    $  238.9
Contingent rents                           3.0        2.8         2.8
Sublease rent income                      (2.1)      (2.1)       (1.9)
                                      --------   --------    --------
Total rent expense                    $  217.4   $  222.6    $  239.8
                                      ========   ========    ========


NOTE 12 - ACCRUED EXPENSES

                                                       December 31,
                                                  -------------------
(In millions)                                      1998        1997
-------------                                    --------    --------
Payroll and bonuses                              $   67.3    $   56.6
Sales and payroll taxes                              74.6        52.0
Insurance                                            70.2        66.8
Other                                               122.3        97.7
                                                 --------    --------
                                                 $  334.4    $  273.1
                                                 ========    ========

NOTE 13 - INCOME TAXES
The components of the provision (benefit) for income taxes and a reconciliation of the U.S. statutory tax rate to the Company's effective income tax rate are given in the accompanying tables.

Income Tax Expense (Benefit)

                                          Year Ended December 31,
                                      -------------------------------
(In millions)                           1998       1997        1996
-------------                         --------   --------    --------
Current
  Federal                             $   87.5   $   12.4    $   79.7
  State                                   14.5        2.6         5.3
  Foreign                                  2.4        2.3         2.5
                                      --------   --------    --------
                                         104.4       17.3        87.5
                                      --------   --------    --------

Deferred
  Federal                                (55.0)      92.3      (131.8)
  State                                  (11.0)       7.4        (9.7)
  Foreign                                 --         --          --
                                      --------   --------    --------
                                         (66.0)      99.7      (141.5)
                                      --------   --------    --------

Provision (benefit) for income taxes  $   38.4   $  117.0    $  (54.0)
                                      ========   ========    ========

Statutory vs. Effective Tax Rate
                                           Year Ended December 31,
                                      -------------------------------
(In millions)                           1998       1997        1996
-------------                         --------   --------    --------
Components of pre-tax income (loss)
 from continuing operations:
  United States                       $   85.4   $  295.0    $ (148.6)
  Foreign                                 14.3        8.9         3.0
                                      --------   --------    --------
Income (loss) before income taxes         99.7      303.9      (145.6)
Statutory tax rate                      x 35.0%    x 35.0%     x 35.0%
                                      --------   --------    --------
Federal income tax expense (benefit)
 at statutory rate                        34.9      106.4       (51.0)
State income taxes, less federal
 income tax effect                         2.2        6.5        (2.8)
Other, net                                 1.3        4.1        (0.2)
                                      --------   --------    --------
Total income tax expense (benefit)    $   38.4   $  117.0    $  (54.0)
                                      ========   ========    ========

Effective tax rate                        38.5%      38.5%       37.1%
                                      ========   ========    ========

The 1996 tax rate differed from the 1998 and 1997 tax rates due primarily to foreign income taxes which were incurred on foreign income despite the overall loss incurred by the Company.

Deferred tax assets and liabilities as of December 31, 1998 and 1997 were comprised of the following:

                                                     December 31,
                                                 --------------------
(In millions)                                      1998        1997
-------------                                    --------    --------
Deferred Tax Assets
Bad debt reserve                                 $    7.2    $    3.9
Restructuring reserves                               12.8        35.5
Restricted stock                                     28.9        --
Long-lived asset impairment                          --           4.0
Insurance reserves                                   19.7        18.6
Depreciation and amortization                        20.1        --
Other                                                33.2        33.4
                                                 --------    --------
    Total deferred tax assets                       121.9        95.4
                                                 --------    --------
Deferred Tax Liabilities
Inventory adjustments, net                            6.1         5.0
Deferred taxes on foreign operations                  7.1         3.4
Depreciation and amortization                        --          38.0
Other                                                 2.9        10.0
                                                 --------    --------
    Total deferred tax liabilities                   16.1        56.4
                                                 --------    --------
Net Deferred Tax Assets                          $  105.8    $   39.0
                                                 ========    ========

The net deferred tax asset is classified
 as follows:
  Other current assets                           $   55.7    $   67.5
  Noncurrent assets (liabilities)                    50.1       (28.5)
                                                 --------    --------
Net Deferred Tax Assets                          $  105.8    $   39.0
                                                 ========    ========

Management anticipates generating enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance is not required at December 31, 1998 or 1997.

NOTE 14 - TANDY STOCK PLAN
Eligible employees may contribute 1% to 7% of annual compensation to purchase Company common stock at the monthly average daily closing price. The Company matches 40%, 60% or 80% of the employee's contribution, depending on the length of the employee's continuous participation in the Tandy Stock Plan. Tandy's contributions to the Stock Plan were $14.5 million, $13.7 million and $14.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 15 - TANDY FUND
On January 1, 1996, the Tandy Employees Stock Ownership Plan ("TESOP"), a leveraged employee stock ownership plan, was amended and merged with the Tandy Employees Deferred Salary and Investment Plan ("DIP") and renamed the Tandy Fund ("Plan"). The Plan is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in Company common stock. Participants may defer, via payroll reductions, 1% to 8% of annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Company contributions are made directly to the Plan through the TESOP portion of the Plan. Participants become fully vested in Company contributions upon the earlier to occur of five years of service with the Company or three years of participation in the Plan.

TESOP Portion of the Plan: On July 31, 1990, prior to its merger into the Tandy Fund, the trustee of the TESOP, now the Plan, borrowed $100.0 million at an interest rate of 9.34% with varying semiannual principal payments due through June 30, 2000 ("TESOP Notes"). The Plan trustee used the proceeds from the issuance of the TESOP Notes to purchase 100,000 shares of TESOP Preferred Stock from Tandy at a price of $1,000 per share. In December 1994, the Plan entered into an agreement with an unrelated third party to refinance up to $16.7 million of the TESOP Notes in a series of up to six annual notes, beginning December 30, 1994. As of December 31, 1998, the Plan had borrowed $16.2 million (the "Refinanced Notes") of a possible $16.7 million at interest rates ranging from 5.84% to 8.76% to refinance the TESOP Notes. The maturity dates of these five notes range from December 2000 to December 2002. Dividend payments and contributions received by the Plan from Tandy will be used to repay the indebtedness. Each share of TESOP Preferred Stock is convertible into 43.536 shares of Company common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semiannually. Because Tandy has guaranteed the repayment of the TESOP Notes and the Refinanced Notes, the indebtedness of the Plan is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned deferred compensation related to the Plan.

Compensation and interest expenses related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)                1998              1997              1996
-------------              --------          --------           --------
Compensation expense       $ 10.2            $  9.5             $  8.0
Interest expense              3.4               4.4                5.1

During the terms of the TESOP Notes and Refinanced Notes, the TESOP Preferred Stock will be allocated to the participants annually, based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock are allocated to Plan participants, compensation expense is recorded and unearned deferred compensation is reduced. Interest expense on the TESOP Notes and Refinanced Notes is also recognized as a cost of the Plan. The compensation component of the Plan expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions from Tandy to the Plan for the years ended December 31, 1998, 1997 and 1996 totaled $14.7 million, $14.5 million and $11.4 million, respectively, including dividends paid on the TESOP Preferred Stock of $5.8 million, $6.1 million and $6.3 million, respectively.

At December 31, 1998, 65,290 shares of TESOP Preferred Stock had been released and allocated to participants' accounts in the Plan (including 23,029 shares which had been withdrawn by participants). At December 31, 1998, an additional 10,152 shares of TESOP Preferred Stock were released for allocation to participants on the March 31, 1999 annual allocation date. At December 31, 1998, 24,558 shares of TESOP Preferred Stock were available for later release and allocation to participants over the remaining life of the TESOP Notes and Refinanced Notes. The appraised value of these shares was $44.9 million at December 31, 1998. The TESOP Preferred Stock has certain liquidation preferences and may be redeemed after July 1, 1994, at specified premiums.

NOTE 16 - DEFERRED COMPENSATION PLANS
In October 1997, the Board of Directors approved the Tandy Corporation Executive Deferred Compensation Plan and the Tandy Corporation Executive Deferred Stock Plan, which became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer, on a pre-tax basis, up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer any restricted stock or nonstatutory stock option gains that would otherwise vest. Cash deferrals may be invested in Company common stock or mutual funds; however, restricted stock and nonstatutory stock option gains may only be invested in Company common stock. The Company matches 12% of salary and bonus deferrals in the form of Company common stock. Tandy will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in Company common stock. Payment of deferrals will be made in cash and Company common stock in accordance with the employee's specifications at the time of the deferral; payments may be received in a lump sum or annual installments not to exceed 20 years.

NOTE 17 - STOCK OPTIONS AND PERFORMANCE AWARDS
The Company applies APB No. 25 and related interpretations in accounting for its stock option plans, which are described below. Historically, the exercise price of options has been equal to or greater than the fair market value on the date of grant.

The 1993 and 1997 Incentive Stock Plans shall each terminate on the tenth anniversary of the day preceding the date of its adoption by the Board and no option or award shall be granted under each plan thereafter.

Tandy Corporation 1985 Stock Option Plan ("1985 SOP"): Under the 1985 SOP, as amended, options to acquire up to 4.0 million registered shares of Tandy's common stock were authorized to be granted to officers and key management employees of the Company. The 1985 SOP expired in 1995 and no further grants may be made under the 1985 SOP. Under the 1985 SOP there were 264,671 and 916,513 vested options which could have been exercised for a total price of $4.0 million and $15.6 million at December 31, 1998 and 1997, respectively.

Tandy Corporation 1993 Incentive Stock Plan ("1993 ISP"): The 1993 ISP permits the grant of up to 6.0 million shares in the form of incentive stock options ("ISOs"), nonstatutory stock options (options which are not ISOs) ("NSOs"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares. Grants of options under the 1993 ISP shall be for terms specified by the Organization and Compensation Committee of the Board of Directors (the "Committee"), except that the term shall not exceed 10 years. Option agreements issued under the 1993 ISP generally provide that, in the event of a change in control, all options become immediately and fully exercisable.

Under the 1993 ISP, each non-employee director of the Company receives a grant of NSOs for 8,000 shares of the Company's common stock on the first business day of September of each year ("Director Options"), unless similar options are granted from any other plan. Director Options have an exercise price of 100% of the fair market value of the Company's common stock on the trading day prior to the date of grant, vest as to one-third of the shares annually on the first three anniversary dates of the date of grant and expire 10 years after the date of grant.

The exercise price of an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant.

Under the 1993 ISP, there were 2,058,426 and 1,528,054 vested options which could have been exercised for a total exercise price of $51.2 million and $34.8 million at December 31, 1998 and 1997, respectively. In addition, at December 31, 1998 and 1997 there were 332,826 and 59,160 shares available for additional grants under the 1993 ISP, respectively.

On February 1, 1997, in an effort to reduce the turnover rate among its store managers and to align the store managers' interests and goals with those of the shareholders, the Company granted, under the 1993 ISP, approximately 2,041,200 restricted stock awards consisting of 400 shares each to 4,907 RadioShack store managers and 800 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair market value of $22.59 per share when granted. This restricted stock vested at the end of five years on February 2, 2002, if the Company employed the managers at a store manager or higher position, at that time. However, the grants provided that the restricted shares could vest early if the Company's common stock closed at $33 13/16 or more for any 20 consecutive trading days after February 1, 1999. At December 31, 1998, it was probable that the 1,289,600 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $82.6 million, including related payroll taxes, was recorded in the December 31, 1998 financial statements.

Tandy Corporation 1997 Incentive Stock Plan ("1997 ISP"): The 1997 ISP permits the grant of up to 5.5 million shares in the form of ISOs, NSOs, SARs, restricted stock, performance units or performance shares. Grants of options under the 1997 ISP shall be for terms specified by the Committee, except that the term shall not exceed 10 years. Option agreements issued under the 1997 ISP generally provide that in the event of a change in control, all options become immediately and fully exercisable. The 1997 ISP provides that the maximum number of shares of Company common stock that an eligible employee may receive in any calendar year in respect to options and performance awards may not exceed 500,000 shares. The maximum dollar amount of cash or the fair market value of shares in any calendar year in respect of performance units may not exceed $1.5 million.

As part of the 1997 ISP, each non-employee director of the Company receives, unless a grant is made at that time under the 1993 ISP, Director Options under similar terms as described in the 1993 ISP section above. New directors upon election or appointment will, unless a grant is made at that time under the 1993 ISP, receive a one-time grant of 10,000 shares.

The exercise price of shares under an option (other than a Director Option) is determined by the Committee, provided that the exercise price shall not be less than 100% of the fair market value of a share of the Company's common stock on the date of grant. As provided in the 1993 ISP, the exercise price of each Director Option shall not be less than 100% of the fair market value of the Company's common stock on the day preceding the date of grant.

Under the 1997 ISP, there were 1,000 vested options which could have been exercised at December 31, 1998; there were no vested options at December 31, 1997. In addition, there were 3,380,000 and 5,500,000 shares available on December 31, 1998 and 1997, respectively, for grants under the 1997 ISP.

On February 1, 1998, the Company granted, under the 1997 ISP, approximately 324,750 restricted stock awards consisting of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. The restricted stock awards had a weighted average fair market value of $39.22 per share when granted. This restricted stock will vest at the end of five years on February 2, 2003, if the Company employs the managers at a store manager or higher position, at that time. However, the grants provide that the restricted shares could vest early if the Company's common stock closes at $58 1/8 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At December 31, 1998, there were 222,000 restricted stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

Also during 1998, the Committee granted a total of 50,000 shares of restricted stock awards to three executive officers; 30,000 shares were granted under the 1997 ISP and 20,000 shares were granted under the 1993 ISP. These shares vest ratably over a three year period. The Company also granted an additional 36,000 shares of restricted stock awards under the 1997 ISP to an executive officer. These shares vest on October 23, 2005; however, shares in blocks of 12,000 can vest earlier if the Company's common stock price exceeds certain levels for 15 consecutive trading days.

Stock Option Activity: A summary of stock option transactions under the Company's stock option plans and information about fixed price stock options follows:

Summary of Stock Option Transactions

(Share amounts in thousands)                1998                     1997                    1996
 --------------------------          --------------------    --------------------    --------------------
                                                 Weighted                Weighted                Weighted
                                                  Average                 Average                 Average
                                                 Exercise                Exercise                Exercise
                                     Shares       Price        Shares     Price       Shares      Price
                                     --------------------    --------------------    --------------------
Outstanding at beginning of year        4,446    $  23.36       4,568    $  20.67       4,398    $  20.52
Grants..........................        1,941       49.93       1,044       30.29         908       20.96
Exercised.......................       (1,240)      20.00      (1,086)      18.66        (536)      17.53
Forfeited.......................          (70)      38.01         (80)      23.96        (202)      26.98
                                     --------                --------                --------
Outstanding at end of year......        5,077    $  34.14       4,446    $  23.36       4,568    $  20.67
                                     ========                ========                ========

Exercisable at end of year......        2,324    $  23.75       2,445    $  20.63       2,736    $  19.20
                                     ========                ========                ========

Weighted average fair value of
 options granted during the year     $  13.48                $   9.64                $   7.50
                                     ========                ========                ========



Fixed Price Stock Options

(Share amounts
  in thousands)                 Options Outstanding                       Options Exercisable
  ------------      ---------------------------------------------    ---------------------------
                                     Weighted
                      Shares         Average          Weighted           Shares        Weighted
    Range of        Outstanding     Remaining          Average         Exercisable      Average
Exercise Prices     at 12/31/98  Contractual Life  Exercise Price      at 12/31/98  Exercise Price
---------------     -----------  ----------------  --------------      -----------  --------------
$12.53 - 20.09         1,033        4.90 yrs          $ 18.38                850        $ 18.01
 20.09 - 27.75         1,437        5.23 yrs            24.44              1,115          24.74
 28.39 - 45.69           925        7.34 yrs            35.66                358          34.21
 50.00 - 50.00         1,422        9.77 yrs            50.00                  1          50.00
 54.25 - 65.00           260        9.74 yrs            58.18                --           --
                    --------                                            --------
$12.53 - 65.00         5,077        7.05 yrs          $ 34.14              2,324         $23.75
                    ========                                            ========

Pro Forma Information: Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company had accounted for its employee stock options and restricted stock awards under the fair value method of that statement. The fair value of each option or restricted stock award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1998, 1997 and 1996 were, respectively: expected dividend yields of 1.6%, 1.7% and 2.0%; expected volatilities of 24.3%, 25.5% and 27.9%; risk free interest rates of 4.5%, 6.1% and 6.7% and expected lives of six, six and seven years. The weighted average assumptions used for restricted stock grants in 1998 and 1997 were: expected dividend yields of 1.6% and 1.7%; expected volatilities of 24.8% and 25.9%; risk free interest rates of 5.4% and 6.3% and expected lives of five years.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the vesting period. The Company's pro forma information follows:

(In millions, except
 per share amounts)                    1998                       1997                       1996
 -----------------          -------------------------   -------------------------  -------------------------
                            As Reported     Pro Forma   As Reported     Pro Forma  As Reported     Pro Forma
                            ------------    ---------   -----------     ---------  -----------     ---------
Net income (loss) available
 to common shareholders        $   55.5      $  80.4      $  180.8       $ 171.5     $  (97.9)      $ (101.6)

Net income (loss) available
 per common share:
    Basic                      $   0.55      $  0.80      $   1.69       $  1.60     $   (0.82)     $  (0.85)
    Diluted                    $   0.54      $  0.78      $   1.63       $  1.55     $   (0.82)     $  (0.85)


The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts, as the pro forma amounts above do not include the impact of stock option and restricted stock awards granted prior to 1995.

NOTE 18 - PREFERRED SHARE PURCHASE RIGHTS
In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. The rights, as amended, which will expire on June 22, 2000, are currently represented by the common stock certificates and when they become exercisable will entitle holders to purchase one one-thousandth of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $70 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the prior consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any person becoming an Acquiring Person. In the event that any person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a prior market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any person becomes an Acquiring Person, the Company engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a prior market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.05 per right prior to any person becoming an Acquiring Person or, under certain circumstances, after the expiration of the 60-day period described above, but the rights may not be redeemed or the rights plan amended for 180 days following a change in a majority of the members of the Board (or if certain agreements are entered into during such 180-day period).

NOTE 19 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, the Board of Directors of the Company approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to eligible employees of the Company who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, the Company, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, the Company may not terminate or change existing employee benefit plans in any way which will affect accrued benefits or decrease the rate of the Company's contribution to the plans.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                Year Ended December 31,
                            --------------------------------
(In millions)                 1998        1997        1996
-------------               --------    --------    --------

Interest paid               $   46.9    $   42.8    $   37.8
Income taxes paid               84.2        51.9        60.7

The Company received a subordinated unsecured note for $136.0 million in 1998 as partial payment on the sale of CCI to CompUSA. In 1998 and 1997, the Company received notes receivable of $3.0 million and $98.3 million, respectively, as partial payment on the sales of Incredible Universe assets. In 1996, the Company received $30.0 million in AST common stock as partial payment of a $90.0 million note receivable from AST.

No capital lease obligations were recorded in 1998. Capital lease obligations of $22.1 million and $4.4 million were recorded during the years ended December 31, 1997 and 1996, respectively, for the lease of equipment and certain retail stores.

NOTE 21 - CONTINGENCIES
Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1998. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

NOTE 22 - RELATIONS WITH INTERTAN
InterTAN, Inc., the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the terms of a merchandise agreement reached with InterTAN in October 1993, as amended, InterTAN may purchase, on payment terms, certain products sold or secured by Tandy. A&A International, Inc. ("A&A"), a subsidiary of Tandy, is and will continue to be the exclusive purchasing agent for products originating in Asia for InterTAN. A&A receives commission income for this service. License agreements, as amended, also provide a royalty payable to Tandy. The following table summarizes the income components generated from operations relative to InterTAN for each of the three years ended December 31, 1998, 1997 and 1996:

                                       Year Ended December 31,
                                   --------------------------------
(In millions)                        1998        1997        1996
-------------                      --------    --------    --------
Sales and commission income        $    7.5    $    8.4    $    8.5
Interest income                         --          2.0         2.9
Accretion of discount                   --          3.4         3.8
Royalty income                          5.5         3.3         2.0
                                   --------    --------    --------
Total income                       $   13.0    $   17.1    $   17.2
                                   ========    ========    ========

NOTE 23 - SEGMENT REPORTING DISCLOSURES
Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". All references to RadioShack and Computer City in the Notes refer to the Company's reportable segments, unless otherwise noted.

The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, which was sold to CompUSA on August 31, 1998, and, in the prior year's information, the five Computer City Europe stores sold by the Company in the fourth quarter of 1997. Transactions between operating segments are not common and the amounts included are not material to the segment information. The closed units/restructuring segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996 (see Note 5). The corporate administration and other segment includes corporate units which serve all areas of the Company and, also, income or expenses which are not allocated to the RadioShack and Computer City segments.

Summarized in the table below are the net sales and operating revenues, depreciation and amortization expense, operating profit (loss), capital expenditures and assets for the Company's reportable segments for the fiscal years ended December 31, 1998, 1997 and 1996:

                                               Year Ended December 31,
                                       ------------------------------------
(In millions)                            1998          1997           1996
-------------                          --------      --------      --------
Net sales and operating revenues:
  RadioShack (1)                       $3,591.2      $3,303.9      $3,160.5
  Computer City                         1,196.7(2)    1,903.7       1,721.6
  Closed units/restructuring               --           164.6       1,403.4
                                       --------      --------      --------
                                       $4,787.9      $5,372.2      $6,285.5
                                       ========      ========      ========
Depreciation and amortization:
  RadioShack                           $   65.7      $   58.4      $   51.0
  Computer City                            16.6          20.5          16.8
  Closed units/restructuring               --             0.6          21.3
  Corporate administration and other       16.7          17.7          19.5
                                       --------      --------      --------
                                       $   99.0      $   97.2      $  108.6
                                       ========      ========      ========
Operating profit (loss):
  RadioShack                           $  377.7 (3)  $  398.4      $  412.3
  Computer City                           (95.6)(2)     (14.9)        (20.3)
  Closed units/restructuring             (120.8)(4)     (30.1)       (480.8)
  Corporate administration and other      (27.0)        (16.6)        (33.4)
                                       --------      --------      --------
                                          134.3         336.8        (122.2)
Interest income (5)                        10.8          13.2          13.0
Interest expense (5)                      (45.4)        (46.1)        (36.4)
                                       --------      --------      --------
Income (loss) before income taxes      $   99.7      $  303.9      $ (145.6)
                                       ========      ========      ========
Capital expenditures:
  RadioShack                           $   72.3      $   95.9
  Computer City                            33.6          22.4
  Closed units/restructuring               --            --
  Corporate administration and other       25.6          22.1
                                       --------      --------
                                       $  131.5      $  140.4
                                       ========      ========
Assets:
  RadioShack                           $1,437.1      $1,384.4
  Computer City                            --  (6)      468.8

  Closed units/restructuring               --             0.6
  Corporate administration and other      556.5         463.7
                                       --------      --------
                                       $1,993.6      $2,317.5
                                       ========      ========

(1) Includes outside sales of $77.4 million, $88.2 million and $59.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, related to retail support operations.
(2) Includes operations for only eight months, due to the sale to CompUSA on August 31, 1998.
(3) Includes $82.6 million of compensation expense for store manager restricted stock awards.
(4) Includes  provision for loss on sale of Computer  City of $108.2  million.
(5) The Company does not allocate interest income or expense to its operating segments.
(6) Computer City was sold to CompUSA on August 31, 1998.

NOTE 24 - QUARTERLY DATA (UNAUDITED)
As the Company's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

As a result of the sale of Computer City (see Note 4), the Company recorded a loss of $108.2 million in 1998. The Company recorded $73.2 million of the loss during the second quarter upon announcing the sale, $30.0 million in the third quarter and $5.0 million in the fourth quarter upon completion of due diligence. Additionally, the Company recorded a provision of $82.6 million related to restricted stock awards for RadioShack store managers (see Note 17) in the fourth quarter of 1998.

QUARTERLY DATA (Unaudited)

                                                        Three Months Ended
                                            --------------------------------------------
(In millions, except per share amounts)     March 31    June 30     Sept. 30    Dec. 31
----------------------------------------------------------------------------------------
Year ended December 31, 1998:
Net sales and operating revenues            $1,258.3    $1,192.8    $1,128.6    $1,208.2

Gross profit                                $  474.3    $  465.7    $  452.3    $  612.1

Net income (loss)                           $   37.1    $  (20.1)   $   (4.1)   $   48.4

Preferred dividends                         $    1.5    $    1.4    $    1.5    $    1.4

Net income (loss) available to common
  shareholders                              $   35.6    $  (21.5)   $   (5.6)   $   47.0

Net income (loss) available per
 common share:

    Basic                                   $   0.35    $  (0.21)   $  (0.06)   $   0.47

    Diluted                                 $   0.34    $  (0.21)   $  (0.06)   $   0.46

Shares used in computing earnings
(loss) per common share:

    Basic                                      101.8       101.0       100.3        99.2

    Diluted                                    106.8       101.0       100.3       104.0

Dividends declared per common share         $   0.10    $   0.10    $   0.10    $   0.10


Year ended December 31, 1997:
Net sales and operating revenues            $1,291.7    $1,146.0    $1,227.5    $1,707.0

Gross profit                                $  451.6    $  445.6    $  468.0    $  649.1

Net income                                  $   25.6    $   28.7    $   36.4    $   96.2

Preferred dividends                         $    1.6    $    1.5    $    1.5    $    1.5

Net income available to common
 shareholders                               $   24.0    $   27.2    $   34.9    $   94.7

Net income available per common share:

    Basic                                   $   0.22    $   0.25    $   0.33    $   0.92

    Diluted                                 $   0.21    $   0.24    $   0.32    $   0.88

Shares used in computing earnings per
 common share:

    Basic                                      111.8       108.3       105.7       103.2

    Diluted                                    116.4       113.2       110.8       108.6

Dividends declared per common share         $   0.10    $   0.10    $   0.10    $   0.10


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

2e             Stock  Purchase  Agreement as of July 17, 1997 by and among Tandy
               Corporation as Seller,  EVP Colonial,  Inc. as Company and Eureka
               Venture Partners III LLP as
               Purchaser  (without  exhibits),  (filed as  Exhibit 2g to Tandy's
               Form   10-Q   filed   on   August   8,   1997,    Accession   No.
               0000096289-97-000023 and incorporated herein by reference).

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

3b             Tandy Corporation Bylaws, restated as of December 16, 1998.             64

4a             Amended and Restated  Rights  Agreement  with the First  National
               Bank of Boston dated June 22, 1990 for Preferred  Share  Purchase
               Rights  (filed as Exhibit 4b to Tandy's  Form 10-K filed on March
               30, 1994,  Accession No.  0000096289-94-000029  and  incorporated herein by reference).

4b             Revolving  Credit Agreement  between Tandy  Corporation and Texas
               Commerce Bank, individually and as Agent for sixteen other banks, dated as of May 27, 1994 (without exhibits) (filed as Exhibit 4c to Tandy's Form 10-Q filed on August 15, 1994, Accession No.
               0000096289-94-000039 and incorporated herein by reference).

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

10b*           Form of Executive Pay Plan Letters.                                     74

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

10l*           Tandy  Corporation  Termination  Protection  Plans for  Executive
               Employees of Tandy Corporation and its Subsidiaries (i) the Level
               I and (ii) Level II Plans  (filed as Exhibit 10n to Tandy's  Form
               10-Q filed on August 14, 1995, Accession No. 0000096289-95-000016 to and incorporated herein by reference).

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

10q* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as
               10s to Tandy's Form 10-K filed on March 26, 1998,  Accession  No.
               0000096289-98-000017 and incorporated herein by reference).

10r* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as
               10t to Tandy's Form 10-K filed on March 26, 1998,  Accession  No.
               0000096289-98-000017 and incorporated herein by reference).


10s*           Form of December 1997 Deferred Salary and Bonus Agreement  (Stock
               Investment)   with   selected   Executive   Employees   of  Tandy
               Corporation (filed as 10u to Tandy's Form 10-K filed on March 26,
               1998, Accession No.  0000096289-98-000017 and incorporated herein by reference).

10t*           Form of December  1997 Salary and Bonus  Agreement  with selected
               Executive Employees of Tandy Corporation (filed as 10v to Tandy's
               Form   10-K   filed   on   March   26,   1998,    Accession   No.
               0000096289-98-000017 and incorporated herein by reference).

10u*           Tandy Corporation Executive Deferred Compensation Plan, effective
               April 1, 1998  (filed as 10s to Tandy's  Form 10-K filed on March
               26, 1998,  Accession No.  0000096289-98-000017  and  incorporated herein by reference).

10v*           Tandy Corporation  Executive Deferred Stock Plan, effective April
               1, 1998  (filed as 10x to  Tandy's  Form 10-K  filed on March 26,
               1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10w*           Tandy  Corporation   Unfunded  Deferred   Compensation  Plan  for
               Directors as amended and  restated  January 1, 1998 (filed as 10y to  Tandy's  Form 10-K  filed on March 26,  1998,  Accession  No.
               0000096289-98-000017 and incorporated herein by reference).

10x*           Form  of  September  30,  1997  Deferred  Compensation  Agreement
               between  Tandy  Corporation  and John V.  Roach  (filed as 10z to
               Tandy's  Form  10-Q  filed  on  May  13,  1998,   Accession   No.
               0000096289-98-000025 and incorporated herein by reference).

10y* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as 10aa to Tandy's Form 10-Q filed on May 13, 1998, Accession No.
               0000096289-98-000025 and incorporated herein by reference).

10z            Severance Agreement dated October 23, 1998 between Leonard H.           80
               Roberts and Tandy Corporation.

11             Statement of Computation of Ratios of Earnings to Fixed Charges.        83

21             Subsidiaries.                                                           84

23             Consent of Independent Accountants.                                     85

27.1           Financial Data Schedule.

-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                      EXHIBIT 3b

                            TANDY CORPORATION BYLAWS
                                 RESTATED AS OF
                                DECEMBER 16, 1998

                                    ARTICLE I

                                     OFFICES

SECTION 1. Registered Office. The Registered office of the Corporation in the State of Delaware shall be located in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof shall be The Corporation Trust Company.

SECTION 2. Other Offices. The principal office shall be at 1800 One Tandy Center, Fort Worth, Texas. The Corporation may also have offices at other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

SECTION 1. Place of Meeting. All meetings of the stockholders for the election of directors shall be held at such place within or without the State of Delaware as the Board of Directors may designate, provided that at least ten (10) days' notice must be given to the stockholders entitled to vote thereat of the place so fixed. Until the Board of Directors shall designate otherwise the annual meeting of stockholders and the election of directors shall take place at the office of the Corporation at 1800 One Tandy Center, Fort Worth, Texas. Meetings of stockholders for any other purpose may be held at such place and time as shall be stated in the notice of the meeting.

SECTION 2. Annual Meetings. The annual meeting of the stockholders for the year 1993 shall be held on October 7, 1993, at 10:00 A.M., or on such other date and at such other time as shall be designated by the Board of Directors and stated in the notice of the meeting. The annual meeting of the stockholders shall be held on the Third Thursday in May of each year beginning with the year 1994, if not a legal holiday, and if a legal holiday, then on the next business day following, at 10:00 A.M., or on such other date and at such other time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. At such annual meetings the stockholders shall elect a Board of Directors by a plurality vote and shall transact such other business as may properly be brought before the meeting.

SECTION 3. Special Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or the Certificate of inCorporation, may be called by the Chairman of the Board or the President, and shall be called by the Secretary at the request in writing of a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting.

SECTION 4. Notice. Written or printed notice of every meeting of stockholders, annual or special, stating the time and place thereof, and, if a special meeting, the purpose or purposes in general terms for which the meeting is called, shall not be less than ten (10) days before such meeting be served upon or mailed to each stockholder entitled to vote thereat, at his address as it appears upon the books of the Corporation or, if such stockholder shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, then to the address designated in such request.

SECTION 5. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the presence in person or by proxy at any meeting of stockholders of the holders of a majority of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote thereat shall be requisite and shall constitute a quorum. If, however, such majority shall not be represented at any meeting of the stockholders regularly called, the holders of a majority of the shares present in person or by proxy and entitled to vote thereat shall have power to adjourn the meeting to another time, or to another time and place, without notice other than announcement of adjournment at the meeting, and there may be successive adjournments for like cause and in like manner until the requisite amount of shares entitled to vote at such meeting shall be represented. At such adjourned meeting at which the requisite amount of shares entitled to vote thereat shall be represented, any business may be transacted which might have been transacted at the meeting as originally notified.

SECTION 6. Votes. Proxies. At each meeting of stockholders every stockholder shall have one vote for each share of capital stock entitled to vote which is registered in his name on the books of the Corporation on the date on which the transfer books were closed, if closed, or on the date set by the Board of Directors for the determination of stockholders entitled to vote at such meeting. At each such meeting every stockholder shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to the meeting in question, unless said instrument provides for a longer period during which it is to remain in force.

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

SECTION 7. Stock List. At least ten (10) days before every election of directors, a complete list of stockholders entitled to vote at such election, arranged in alphabetical order, with the residence of each and the number of voting shares held by each shall be prepared by the Secretary. Such list shall be open at the place where the election is to be held for said ten (10) days, to the examination of any stockholder entitled to vote at that election and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

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

                                   ARTICLE III

                                    DIRECTORS

SECTION 1. Number. The business and property of the Corporation shall be conducted and managed by a Board of Directors consisting of not less than three
(3) or more than fourteen (14) members, none of whom need be a stockholder.

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

SECTION 2. Term of Office. Except as otherwise provided by law such director shall hold office until the next annual meeting of stockholders, and until his successor is duly elected and qualified or until his earlier death or resignation.

SECTION 3. Vacancies. If any vacancy shall occur among the directors, or if the number of directors shall at any time be increased, the directors in office, although less than a quorum, by a majority vote may fill the vacancies or newly created directorships, or any such vacancies or newly created directorships may be filled by the stockholders at any meeting. When one or more directors shall resign from the Board of Directors, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as herein provided in the filling of other vacancies.

SECTION 4. Meetings. Meetings of the Board of Directors shall be held at such place within or without the State of Delaware as may from time to time be fixed by resolution of the Board of Directors or by the Chairman of the Board, or the CEO as may be specified in the notice or waiver of notice of any meeting. A regular meeting of the Board of Directors may be held without notice immediately following the annual meeting of stockholders at the place where such annual meeting is held. Regular meetings of the Board may also be held without notice at such time and place as shall from time to time be determined by resolution of the Board of Directors.

Special meetings of the Board of Directors may be called by the Chairman of the Board, the CEO or the Secretary and shall be called by the Secretary on the written request of two members of the Board of Directors. Notice of any special meeting shall be given to each director at least (a) twelve (12) hours before the meeting by telephone or by being personally delivered or sent by telex, telecopy, telegraph, or similar means or (b) three (3) days before the meeting if delivered by mail to the director's residence or usual place of business. Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage prepaid, or when transmitted if sent by telex, telecopy, telegraph or similar means. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors needs to be specified in the notice or waiver of notice of such meeting.

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

SECTION 5. Quorum. A majority, but not less than two (2), of the directors shall constitute a quorum for the transaction of business. If at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time without notice other than announcement of the adjournment at the meeting, and at such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally notified.

SECTION 6. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, a fixed sum for attendance at each meeting of the Board of Directors and/or a stated fee as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of the Executive Committee and/or of other committees may be allowed like compensation and reimbursement of expenses for attending committee meetings.

SECTION 7. Chairman. From its members, the Board of Directors will elect a chairman to preside over meetings of the shareholders and of the Board. The Chairman may simultaneously serve as any Officer of the Corporation set forth in
Article V. The Board may elect one or more Vice Chairmen. In the absence of the Chairman or a Vice Chairman, if any, the Board shall designate a person to preside at such meetings. The director's fee of the Chairman and the Vice Chairman, if any, will be set by the Board.

SECTION 8. Director Nominations. Nominations for the election of directors may be made by the Board of Directors or a nominating committee appointed by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, ninety (90) days prior to the first anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth:
(a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated: (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as then in effect; and (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

                                   ARTICLE IV

                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

SECTION 1. Executive Committee. The Board of Directors may, by resolution passed by a majority of the whole Board, appoint an Executive Committee of two (2) or more members, to serve during the pleasure of the Board of Directors, to consist of such directors as the Board of Directors may from time to time designate. The Chairman of the Executive Committee shall be designated by the Board of Directors.

SECTION 2. Procedure. The Executive Committee, by a vote of a majority of its members, shall fix its own times and places of meeting, shall determine the number of its members constituting a quorum for the transaction of business, and shall prescribe its own rules of procedure, no change in which shall be made save by a majority vote of its members. Members of the Executive Committee or any other committee may participate in a meeting of such Committee by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in the meeting pursuant hereto shall constitute presence in person at such meeting.

SECTION 3. Powers. During the intervals between the meetings of the Board of Directors, the Executive Committee shall possess and may exercise all the powers of the Board of Directors in the management and direction of the business and affairs of the Corporation, to the extent permitted by law.

SECTION 4. Minutes. The Executive Committee shall keep regular minutes of its proceedings and all action by the Executive Committee shall be reported to the Board of Directors at its next meeting. Such action shall be subject to review by the Board of Directors, provided that no rights of third parties shall be affected by such review.

SECTION 5. Other Committees. From time to time the Board of Directors, by the affirmative vote of a majority of the whole Board of Directors, may appoint other committees for any purpose or purposes, and such committees shall have such powers as shall be conferred by the resolution of appointment, and as shall be permitted by law.

                                    ARTICLE V

                                    OFFICERS

SECTION 1. Officers. The Board of Directors shall elect, as officers, a Chief Executive Officer ("CEO"), a President, a Treasurer and a Secretary, and in their discretion one or more of the following officers: Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, Assistant Secretaries, and Assistant Treasurers. Such officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, and each shall hold office until the corresponding meeting of the Board of Directors in the next year and until his successor shall have been duly elected and qualified, or until he shall have died or resigned or shall have been removed in the manner provided herein. The powers and duties of two or more offices may be exercised and performed by the same person, except the offices of CEO and Secretary.

SECTION 2. Vacancies. Any vacancy in any office may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

SECTION 3. Chief Executive Officer The Chief Executive Officer shall be the chief executive officer (CEO) of the Corporation. Subject to the direction of the Board of Directors, he shall have and exercise direct charge of and general supervision over the business and affairs of the Corporation and shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

SECTION 4. President. The President shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, the President shall perform and exercise the powers of the CEO. In addition, the President shall perform such duties as from time to time may be delegated to him by the CEO.

SECTION 5. Executive Vice Presidents. The Executive Vice Presidents shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO and President, the Executive Vice Presidents in the order of their seniority or in such order as may be specified by the Board of Directors, shall perform the duties of CEO. In addition, the Executive Vice
Presidents shall perform such duties as may from time to time be delegated to them by the CEO.

SECTION 6. Senior Vice Presidents. The Senior Vice Presidents shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, President, and the Executive Vice Presidents, the Senior Vice Presidents in the order of their seniority or in such other order as may be specified by the Board of Directors, shall perform the duties and exercise the powers of the President. In addition, the Senior Vice Presidents shall perform such duties as from time to time may be delegated to them by the CEO.

SECTION 7. Vice Presidents. The Vice Presidents shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, President, the Executive Vice Presidents and the Senior Vice Presidents, the Vice Presidents in the order of their seniority or in such other order as may be specified by the Board of Directors, shall perform the duties and exercise the powers of the President. In addition, the Vice Presidents shall perform such duties as may from time to time be delegated to them by the CEO.

SECTION 8. Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositaries as shall, from time to time, be selected by the Board of Directors; he may endorse for collection on behalf of the Corporation, checks, notes and other obligations; he may sign receipts and vouchers for payments made to the Corporation; singly or jointly with another person as the Board of Directors may authorize, he may sign checks of the Corporation and pay out and dispose of the proceeds under the direction of the Board of Directors; he shall cause to be kept correct books of account of all the business and transactions of the Corporation, shall see that adequate audits thereof are currently and regularly made, and shall examine and certify the accounts of the Corporation; he shall render to the Board of Directors, the Executive Committee, the Chairman of the Board, the Vice Chairman, the CEO or to the President, whenever requested, an account of the financial condition of the Corporation; he may sign with the Chairman of the Board, the Vice Chairman of the Board, the CEO, the President or a Vice President, certificates of stock of the Corporation; and, in general, shall perform all the duties incident to the office of a treasurer of a Corporation, and such other duties as from time to time may be assigned to him by the Board of Directors.

SECTION 9. Assistant Treasurers. The Assistant Treasurers in order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the CEO, or the Board of Directors shall prescribe.

SECTION 10. Secretary. The Secretary shall keep the minutes of all meetings of the stockholders and of the Board of Directors in books provided for the purpose; he shall see that all notices are duly given in accordance with the provisions of law and these Bylaws; he shall be custodian of the records and of the corporate seal or seals of the Corporation; he shall see that the corporate seal is affixed to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized and when the seal is so affixed he may attest the same; he may sign, with the Chairman of the Board, the Vice Chairman, the CEO, the President or a Vice President, certificates of stock of the Corporation; and in general he shall perform all duties incident to the office of a secretary of a corporation, and such other duties as from time to time may be assigned to him by the Board of Directors or the CEO.

SECTION 11. Assistant Secretaries. The Assistant Secretaries in order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the CEO, or the Board of Directors shall prescribe.

SECTION 12. Subordinate Officers. The Board of Directors may appoint such subordinate officers as it may deem desirable. Each such officer shall hold office for such period, have such authority and perform such duties as the Board of Directors may prescribe. The Board of Directors may, from time to time, authorize any officer to appoint and remove subordinate officers and to prescribe the powers and duties thereof.

SECTION 13. Compensation. The Board of Directors shall have power to fix the compensation of all officers of the Corporation. It may authorize any officer, upon whom the power of appointing subordinate officers may have been conferred, to fix the compensation of such subordinate officers.

SECTION 14. Removal. Any officer of the Corporation may be removed, with or without cause, by a majority vote of the Board of Directors at a meeting called for that purpose.

SECTION 15. Bonds. The Board of Directors may require any officer of the Corporation to give a bond to the Corporation, conditional upon the faithful performance of his duties, with one or more sureties and in such amounts as may be satisfactory to the Board of Directors.

                                   ARTICLE VI

                              CERTIFICATES OF STOCK

SECTION 1. Form and Execution of Certificates. The interest of each stockholder of the Corporation shall be evidenced by a certificate or certificates for shares of stock in such form as may be prescribed from time to time by law and by the Board of Directors. The certificates of stock of each class and series now authorized or which may hereafter be authorized by the Certificate of Incorporation shall be consecutively numbered and signed by either the Chairman of the Board or the CEO or the President or a Vice President together either with the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the Corporation, and may be countersigned and registered in such manner as the Board of Directors may prescribe, and shall bear the corporate seal or a printed or engraved facsimile thereof. Where any such certificate is signed by a transfer agent or transfer clerk and by a registrar, the signatures of any such Chairman of the Board, CEO, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary upon such certificate may be facsimiles engraved or printed. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been placed upon, such certificate or certificates shall have ceased to be such, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued and delivered, such certificate or certificates may nevertheless be issued and delivered with the same effect as if such officer or officers had not ceased to be such at the date of its issue and delivery.

SECTION 2. Transfer of Shares. The shares of the stock of the Corporation shall be transferred on the books of the Corporation by the holder thereof in person or by his attorney lawfully constituted, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof or guaranty of the authenticity of the signature as the Corporation or its agents may reasonably require. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

SECTION 3. Closing of Transfer Books and Record Dates. The Board of Directors may in its discretion prescribe in advance a period not exceeding sixty (60) days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the Corporation may be made; or in lieu of prohibiting the transfer of stock, may fix in advance a time not more than sixty (60) days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined; and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid. The Board of Directors may also, in its discretion, fix in advance a date not exceeding sixty
(60) days preceding the date fixed for the payment of any dividend or the making of any distribution, or for the delivery of evidence of rights, or evidences of interests arising out of any issuance, change, conversion or exchange of capital stock, as a record date for the determination of the stockholders entitled to receive or participate in any such dividend, distribution, rights or interests, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid, or, at its option, in lieu of so fixing a record date, may prescribe in advance a period not exceeding sixty (60) days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the Corporation may be made.

SECTION 4. Lost or Destroyed Certificates. In case of the loss or destruction of any outstanding certificate of stock, a new certificate may be issued upon the following conditions:

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

                                   ARTICLE VII

                               CHECKS, NOTES, ETC.

SECTION 1. Execution of Checks, Notes, etc. All checks and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, shall be signed by such officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors.

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

SECTION 3. Execution of Proxies. The Chairman of the Board, the CEO, President, or a Vice President of the Corporation may authorize from time to time the signature and issuance of proxies to vote upon shares of stock of other companies standing in the name of the Corporation. All such proxies shall be signed in the name of the Corporation by the Chairman of the Board, the CEO, President or a Vice President and by the Secretary or an Assistant Secretary.

                                  ARTICLE VIII

                              WAIVERS AND CONSENTS

SECTION 1. Waivers. Whenever under the provisions of any law or under the provisions of the Certificate of InCorporation of the Corporation or these Bylaws, the Corporation, or the Board of Directors or any committee thereof, is authorized to take any action after notice to stockholders or the directors or the members of such committee, or after the lapse of a prescribed period of time, such action may be taken without notice and without the lapse of any period of time if, at any time before or after such action be completed, such requirements be waived in writing by the person or persons entitled to said notice or entitled to participate in the action to be taken, or, in the case of a stockholder, by his attorney thereunto authorized.

SECTION 2. Consents. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee of the Board of Directors may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the Board of Directors or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or of such committee.

                                   ARTICLE IX

                           DIVIDENDS AND RESERVE FUNDS

SECTION 1. Dividends. Except as otherwise provided by law or by the Certificate of InCorporation, the Board of Directors may declare dividends out of the surplus of the Corporation at such times and in such amounts as it may from time to time designate.

SECTION 2. Reserve Funds. Before crediting net profits to the surplus in any year, there may be set aside out of the net profits of the Corporation for that year such sum or sums as the Board of Directors from time to time in its absolute discretion may deem proper as a reserve fund or funds to meet contingencies or for equalizing dividends or for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors shall deem conducive to the interests of the Corporation.

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

                                  ARTICLE XIII

                                   AMENDMENTS

SECTION 1. By Stockholders. These Bylaws may be amended by a majority vote of the stock entitled to vote and present or represented at any annual or special meeting of the stockholders at which a quorum is present or represented, if notice of the proposed amendment shall have been contained in the notice of the meeting.

SECTION 2. By Directors. Except as otherwise specifically provided in the Bylaws, if any, adopted by the stockholders, these Bylaws may be amended by the affirmative vote of a majority of the Board of Directors, at any regular meeting or special meeting thereof, if notice of the proposed amendment shall have been contained in the notice of such meeting. If any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of the stockholders for the election of directors the Bylaws so adopted or amended or repealed together with a concise statement of the changes made.

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

                                                                     EXHIBIT 10b

January 1, 1998

TO:

FROM:      Richard Ramsey

SUBJECT:   Compensation Plan, Fiscal Year 1998


Your compensation plan for fiscal year 1998 is outlined below.

I.   FY 1998 Base Salary

     Your Base Salary for FY98 shall be $.

II. Your bonus for FY98 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

     The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

     TARGET INCENTIVE GOALS:

        1.   INCOME
        Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2.   EARNINGS PER SHARE
        Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from $ per share.

        3.   STOCK PRICE
             a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1997 and 1998.

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

               Your factors to be used for each of the calculations above are as follows:

               1. Income  increase:  $

               2. Earnings per share increase: $

               3. Stock price increase: $

Page 2
January 1, 1998
Compensation Plan, FY98


III. Minimum Bonus

     Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                        Minimum Increase %
                                                        ------------------
               1.  Income

               2.  Earnings per share

               3.  Stock price
                    a.  Tandy Stock Increase
                    b.  Peer Group                             N/A

     Per letter agreement, the minimum bonus paid will be $

IV.  Maximum Bonus:

     The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example: Retirement date is August 10. Bonus calculations would include actual results thru July 31 and the latest budgeted numbers from August thru December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

January 1, 1998

TO:

FROM:      Richard Ramsey

SUBJECT:   Compensation Plan, Fiscal Year 1998


Your compensation plan for fiscal year 1998 is outlined below.

I.   FY 1998 Base Salary

     Your Base Salary for FY98 shall be $.


II. Your bonus for FY98 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

     The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

     TARGET INCENTIVE GOALS:

        RADIOSHACK
        1.   INCOME
        Each percentage point of positive change that the RadioShack Division net income (before income taxes) increases from $.

        2.   SALES
        Each percentage point of positive change that the RadioShack Division sales increase from $.

        3.   GROSS PROFIT
        Each percentage point of positive change that the RadioShack Division gross profit dollars increase from $.

        RadioShack results will be adjusted to reflect TE Manufacturing, distribution operations, A&A and Tandy Retail Services for 1997 and 1998.

        Percentages shall be calculated to two decimal points.

        Your factors to be used for each of the calculations above are as follows:

               1.  RadioShack income  increase:  $

               2. RadioShack sales increase: $

               3. RadioShack gross profit dollars increase: $


Page 2
January 1, 1998
Compensation Plan, FY98



        A&A NET INCOME (PRE TANDY ADMIN)
        You will receive a bonus of % times each dollar of profit from the A&A Division.

               Example:  For a $ profit your bonus is $
                               $ x  = $

III. Minimum Bonus

     Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                         Minimum
                                                         -------
               1.  Income                                % Increase

               2.  Sales                                 % Increase

               3.  Gross Profit                          % Increase

               4.  A&A Net Income                  $ Profit


     Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds % of your base salary.

     Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above.

IV.  Maximum Bonus:

     The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example: Retirement date is August 10. Bonus calculations would include actual results thru July 31 and the latest budgeted numbers from August thru December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

January 1, 1998

TO:

FROM:      Richard Ramsey

SUBJECT:   Compensation Plan, Fiscal Year 1998

Your compensation plan for fiscal year 1998 is outlined below.

I.   FY 1998 Base Salary

     Your Base Salary for FY98 shall be $.

II. Your bonus for FY98 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

     The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

     TARGET INCENTIVE GOALS:

        1.   INCOME
        Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2.   EARNINGS PER SHARE
        Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from $ per share.

        3.   STOCK PRICE
             a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1997 and 1998.

             b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

        Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121.

        Your factors to be used for each of the calculations above are as follows:

               1.  Income  increase:  $

               2. Earnings per share increase: $

               3. Stock price increase: $

     INCOME - TE, ETC.
     You will receive a bonus of % for each dollar of income (Pre Admin) from the TE-US and TE-Asia divisions net income (Pre Admin).

     INCOME - REPAIR, ETC.
     You will receive a bonus of % for each dollar of income (Pre Admin) for the Tandy Retail Services (Repair, Parts Departments), Falcon and all the Distribution Operating Units, and Tandy Transportation.

     Percentages shall be calculated to two decimal points.


Page 2
January 1, 1998
Compensation Plan, FY98

III. Minimum Bonus

     Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                Minimum Increase %
               1.  Tandy Corp Income            ------------------

               2.  Earnings per share

               3.  Stock price
                    a.  Tandy Stock Increase
                    b.  Peer Group                 N/A

               4.  Net Income - TE, etc.           Income

               5.  Net Income - Repair, etc.       Income

     Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds % of your base salary.

     Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above.

IV.  Maximum Bonus:

     The bonus paid will be limited to an amount not to exceed $.

V. This compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you are terminated by the Company, your rights to receive a bonus will be at the sole discretion of the Company and in such amount as the Company might decide. If you retire at age 55 or over, provided the Company has given its consent to your early retirement, or die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the year. Example: Retirement date is August 10. Bonus calculations would include actual results thru July 31 and the latest budgeted numbers from August thru December. The bonus calculated, which will be an annual bonus, will then be prorated for the partial year worked i.e. 7/12 times annual bonus calculated in this example. The Stock Price percentage will be calculated using only actual results to the nearest end of the month for this year and last year. The amount will be paid to you or the legal representative of your estate.

VI. If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial year bonus will be calculated using the methodology set forth in paragraph V.

                                                                     EXHIBIT 10z

                               SEVERANCE AGREEMENT


THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into as of October 23, 1998 by and between Leonard H. Roberts ("Executive") and Tandy Corporation ("Tandy").

WHEREAS, the Board of Directors of Tandy (the "Board") recognizes Executive's valuable experience;

WHEREAS, the Board has determined it is in the best interest of Tandy and its shareholders to enter into this Agreement with Executive; and

WHEREAS, for these reasons Executive and Tandy desire to enter into this Agreement.

NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

1. Term of Agreement and Renewal. This Agreement shall commence as of October 23, 1998 and shall continue in effect until October 23, 2005 (the "Term"). Tandy, in its sole and absolute discretion, shall have the sole right and option to extend the Term of this Agreement for such time and under such terms and conditions it may deem necessary or desirable.

2. Definitions. For purposes of this Agreement the following terms shall have the following meaning:

A. "Base Amount" shall mean the Executive's annual salary at the highest rate in effect at any time during the 12 month period ending on the termination date of his employment with Tandy, determined without regard to any salary reduction or deferred compensation elections made by the Executive.

B. "Cause" shall mean if (i) the Executive intentionally fails to substantially perform his reasonably assigned duties with Tandy, (ii) Executive engages in conduct which is demonstrably and materially injurious to Tandy, (iii) Executive commits or otherwise is charged with a felony or any crime involving moral turpitude, or any other criminal activity or unethical conduct which in the good faith opinion of the Board impairs his ability to perform the duties of his job with Tandy, or (iv) Executive fails or refuses to comply with the policies, standards or regulations of Tandy.

C. "Disability" shall mean the Executive is suffering from a physical or mental condition which, in the opinion of the Board, based upon appropriate medical advice and examination, prevents the Executive from performing the duties of his job with Tandy.

D. "Target Bonus" shall mean 75% of the Base Amount or the applicable percentage of the Base Amount then in effect.

3. Compensation and Benefits Upon Termination of Employment. If, during the Term, the Executive's employment with Tandy shall be involuntarily terminated without (i) Cause, or other than by virtue of (ii) the Executive's Disability or (iii) the Executive's death, Tandy shall pay to the Executive, in lieu of any further compensation for periods subsequent to the termination date, an amount in cash equal to two times the sum of
     (x) the Executive's Base Amount and (y) the Executive's Target Bonus (such total being hereinafter referred to as the "Cash Severance Payment"). The Cash Severance Payment shall be paid in two installments with the first such installment payable on or before ninety (90) days from the date of termination and the second and final installment payable within eighteen
     (18) months from the date of the first installment. In addition, all outstanding Tandy stock options and restricted stock awards that would have otherwise become exercisable or vested within two years following the date of Executive's termination of employment with Tandy, shall become exercisable or vested, as the case may be, as if Executive was still employed by Tandy during such two year period. Any options exercisable by Executive at the time of his termination including any options that may become exercisable as a result of this provision in the two years following termination must be exercised by Executive within ninety (90) days after the second anniversary of such termination. Also, in the event of the termination described above, Executive shall be credited with two years of age under any age based benefit plan that may be maintained by Tandy, with any such age based benefits being payable under the terms of any such plan or plans.

4.   Termination  of  Employment  for  Cause,  Death,  Disability  or  Voluntary
     Termination. In the event that Executive's employment with Tandy is terminated because of (i) Cause, (ii) Executive's death, (iii) Executive's Disability or (iv) or the voluntary termination of employment by the Executive, then the Executive shall not receive any payments or benefits under this Agreement.

5.   Payment of Benefits.

A. If Base Amount and Target Bonus are payable under the terms hereof, the same shall be payable in two equal installments. The first installment shall be payable 90 days after the date of termination of Executive's employment with Tandy and the second installment shall be payable one calendar year after the date of the first installment payment.

B. In the event Executive's employment is terminated with Tandy, and Executive is due payments and benefits from Tandy under that certain Termination Protection Agreement for Corporate Executives dated May 18, 1995 between Executive and Tandy (the "Termination Protection Agreement"), and such payments and benefits are greater than those provided in this Agreement, then Executive shall only receive benefits and payments under the Termination Protection Agreement and no benefits and payments shall be provided or paid under this Agreement. However, should the benefits and payments due Executive under this Agreement be greater than those under the Termination Protection Agreement, then benefits and payments shall only be paid under this Agreement and no benefits and payments shall be paid or provided to Executive under the Termination Protection Agreement.

6. Non-Competition Clause. Executive hereby agrees that for a period of three years after the termination of his employment with Tandy, Executive will not, directly or indirectly, own, have a proprietary interest (except for less than 5% of any listed company or company traded in the over-the-counter market) of any kind in, be employed by, be a partner in, or serve as a consultant to or in any other capacity with any firm, partnership, corporation, business enterprise or individual, which is engaged in competition with any business conducted, or to Executive's knowledge contemplated, by Tandy in any of the geographic areas in which Tandy is operating or proposes to operate.

7. Remedy for Breach. In the event of any claimed breach of this Agreement, the party alleged to have committed such breach shall be entitled to written notice of such alleged breach and a period of fifteen (15) days to remedy such breach. Executive understands that a breach of any one or more of the covenants contained herein will result in irreparable and continuing damage to Tandy for which there will be no adequate remedy at law, and in the event of any breach or threatened breach of Executive's obligations hereunder, Tandy may, in addition to the other remedies which may be available to it:

A. declare forfeited any sums representing Base Amount, Target Bonus or other fringe benefits (including any unexercised stock options or unvested restricted stock) otherwise due and payable to Executive hereunder, and, or alternatively,

B. file suit to enjoin Executive from the breach or threatened breach of such covenants.

8. Successors; Binding Agreement. The terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of, and shall be enforceable by Tandy and its Successors and Assigns. Tandy shall require any successors or Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Tandy would be required to perform it if no such succession or assignment had taken place. This Agreement shall be binding upon the Executive and his heirs, executors, administrators and legal representatives provided, however, that the Executive may not assign his obligations hereunder, except by will or the laws of descent or distribution.

9. Notice. For the purposes hereof, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid or prepaid overnight express delivery service, addressed to Tandy at its principal place of business and to Executive at his address as shown on the records of Tandy, provided that all notices to Tandy shall be directed to the attention of the General Counsel of Tandy or to such other officer as may be designated in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

10. Miscellaneous. No provisions herein may be amended, modified, waived or discharged unless such amendment, waiver, modification or discharge is agreed to in writing signed by Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision hereof to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly herein.

11. Validity. The invalidity or unenforceability of any provisions hereof shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

12. Non-Exclusivity Of Rights. Except as otherwise expressly provided, nothing herein shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive, deferred compensation plan, stock plan, salary continuation plan, post retirement death benefit plan or other plans, practices, policies or programs provided by Tandy and for which the Executive may have under any stock option or other agreements, plans or arrangements with Tandy. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, practice, policy, arrangement or program of Tandy at or subsequent to the date of termination of employment shall be payable in accordance with such plan, practice, policy, arrangement or program. Notwithstanding the foregoing provisions of this Section 11, this Agreement contains the entire agreement of the parties regarding the severance benefits provided for herein.

13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

14. Governing Law. This Agreement has been executed and delivered in Tarrant County, Texas and its validity, interpretation, performance and enforcement shall be governed by the laws of the State of Texas.

15. Forum. Any suit brought by either the Executive or Tandy under this Agreement shall be brought in the appropriate state or federal court for Tarrant County, Texas.

16. Captions and Gender. The use of captions and Section headings herein is for purposes of convenience only and shall not effect the interpretation or substance of any provisions contained herein. Similarly, the use of the masculine gender with respect to pronouns herein is for purposes of convenience and includes either sex who may be a signatory.

IN WITNESS WHEREOF, the parties hereto have signed this Agreement to be effective as of the day and year first above written.

                                                  TANDY CORPORATION


/s/ Leonard H. Roberts                            By: /s/ James I. Cash, Jr.
----------------------                            --------------------------
Leonard H. Roberts                                James I. Cash, Jr.
                                                  Chairman, Organization and
                                                  Compensation Committee
                                                  Board of Directors
                                                  Tandy Corporation

                                                                     EXHIBIT 11

                                TANDY CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                            Year Ended December 31,
(In millions, except                       --------------------------------------------------------
 per share amounts)                          1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges:

Income (loss) from continuing operations   $   61.3    $  186.9    $  (91.6)  $   211.9    $  224.3

Plus provision (benefit) for income taxes      38.4       117.0       (54.0)      131.3       135.2
                                           --------    --------    --------   ---------    --------
Income (loss) before income taxes              99.7       303.9      (145.6)      343.2       359.5
                                           --------    --------    --------   ---------    --------

Fixed charges:

Interest expense and amortization of
 debt discount                                 45.4        46.1        36.4        33.7        30.0
Amortization of issuance expense                0.7         0.4         0.2         0.3         0.3
Appropriate portion (33 1/3%)of rentals        72.5        74.2        80.0        72.5        70.8
                                           --------    --------    --------   ---------    --------
    Total fixed charges                       118.6       120.7       116.6       106.5       101.1
                                           --------    --------    --------   ---------    --------

Earnings before income taxes and
 fixed charges                             $  218.3    $  424.6    $  (29.0)  $   449.7    $  460.6
                                           ========    ========    ========   =========    ========

Ratio of earnings to fixed charges             1.84        3.52       (a)          4.22        4.56
                                           ========    ========    ========   =========    ========

Ratio of Earnings to Fixed
Charges and Preferred Dividends:

Total fixed charges, as above              $  118.6    $  120.7    $  116.6   $   106.5    $  101.1
Preferred dividends                             5.8         6.1         6.3        11.3        38.9
                                           --------    --------    --------   ---------    --------
Total fixed charges and preferred
 dividends                                 $  124.4    $  126.8    $  122.9   $   117.8    $  140.0
                                           ========    ========    ========   =========    ========

Earnings (loss) before income taxes
 and fixed charges                         $  218.3    $  424.6    $  (29.0)  $   449.7    $  460.6
                                           ========    ========    ========   =========    ========

Ratio of earnings to fixed
charges and preferred dividends                1.75        3.35       (b)          3.82        3.29
                                           ========    ========    ========   =========    ========

(a) Earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million.

(b) Earnings were not sufficient to cover fixed charges and preferred dividends during 1996 by approximately $151.9 million.

                                TANDY CORPORATION

                                   EXHIBIT 21

                                  SUBSIDIARIES


The Company's only significant large subsidiary is:

                                                  State of Incorporation
                                                  ----------------------

Technology Properties, Inc.                              Delaware


All of the subsidiaries of Tandy Corporation are included in the Company's consolidated financial statements. All other subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                TANDY CORPORATION

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-37970, 333-27297, 333-44125 and 333-60803) of Tandy Corporation and to the
incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 33-23178, 33-41523, 33-51019, 33-51599, 33-51603, 333-27437,
333-47893,  333-48331, 333-63659 and 333-63661) of our report dated February 24,
1999, appearing on page in this Annual Report on Form 10-K.







\s\ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
March 29, 1999