Form 10-Q
period 1999-03-31
TANDY CORP /DE/
filed 1999-05-13
CIK 96289

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

        For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 1999 was 96,769,519.
         Index to Exhibits is on Sequential Page No. 17. Total pages 23.

--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
(In millions, except per share amounts)                      1999        1998
---------------------------------------                    --------    --------
Net sales and operating revenues                           $  890.2    $1,258.3
Cost of products sold                                         439.5       784.0
                                                           --------    --------
Gross profit                                                  450.7       474.3
                                                           --------    --------

Expenses (income):
  Selling, general and administrative                         339.4       379.6
  Depreciation and amortization                                21.0        25.8
  Interest income                                              (4.5)       (1.7)
  Interest expense                                              8.3        10.3
  Restricted stock awards                                      (5.1)         --
                                                           --------    --------
                                                              359.1       414.0
                                                           --------    --------

Income before income taxes                                     91.6        60.3
Provision for income taxes                                     35.7        23.2
                                                           --------    --------

Net income                                                     55.9        37.1

Preferred dividends                                             1.4         1.5
                                                           --------    --------

Net income available to common shareholders                $   54.5    $   35.6
                                                           ========    ========

Net income available per common share:

  Basic                                                    $   0.56    $   0.35
                                                           ========    ========

  Diluted                                                  $   0.54    $   0.34
                                                           ========    ========

Shares used in computing earnings per common share:

  Basic                                                        97.2       101.8
                                                           ========    ========

  Diluted                                                     101.9       106.8
                                                           ========    ========

Dividends declared per common share                        $   0.10    $   0.10
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.



                       TANDY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                          March 31,    December 31,     March 31,
                                                             1998         1998            1998
(In millions, except for share amounts)                  (Unaudited)                   (Unaudited)
--------------------------------------                   -----------   -----------     -----------
Assets
Current assets:
  Cash and cash equivalents                                $   53.9      $   64.5      $   77.9
  Accounts and notes receivable, less allowance for
   doubtful accounts                                          189.7         215.2         223.1
  Inventories, at lower of cost or market                     878.9         912.1       1,182.1
  Other current assets                                        110.3         106.8         142.2
                                                           --------      --------      --------
    Total current assets                                    1,232.8       1,298.6       1,625.3

Property, plant and equipment, at cost, less
  accumulated depreciation                                    433.7         433.8         523.9

Other assets, net of accumulated amortization                 265.2         261.2          83.3
                                                           --------      --------      --------
                                                           $1,931.7      $1,993.6      $2,232.5
                                                           ========      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of         $  297.9      $  233.2      $  266.5
   long-term debt
  Accounts payable                                            148.4         206.4         287.7
  Accrued expenses                                            235.8         334.4         238.5
  Income taxes payable                                         97.7         105.5          63.9
                                                           --------      --------      --------

    Total current liabilities                                 779.8         879.5         856.6
                                                           --------      --------      --------

Long-term debt, excluding current maturities                  266.0         235.1         277.1
Other non-current liabilities                                  33.1          27.5          49.8
                                                           --------      --------      --------

    Total other liabilities                                   299.1         262.6         326.9
                                                           --------      --------      --------

Common stock put options                                       13.3           3.3            --

Stockholders' Equity:
Preferred  stock,  no par value,  1,000,000  shares
 authorized
   Series A junior participating; 100,000
    shares authorized and none issued                            --            --            --
   Series B convertible (TESOP), 100,000 shares
    authorized and issued; 76,000, 77,000 and 78,000
    shares outstanding respectively                           100.0         100.0         100.0
 Common stock, $1 par value, 250,000,000 shares
  authorized; 139,184,000, 139,184,000 and 138,332,000
  shares issued, respectively                                 139.2         139.2         138.3
 Additional paid-in capital                                   113.3         109.7          26.7
 Retained earnings                                          1,738.6       1,693.4       1,701.9
 Common stock in treasury, at cost; 42,451,000,
   41,747,000 and 36,812,000 shares,
   respectively                                            (1,221.9)     (1,161.6)       (881.6)
 Unearned deferred compensation                               (28.6)        (31.5)        (34.8)
 Accumulated other comprehensive loss                          (1.1)         (1.0)         (1.5)
                                                           --------      --------      --------
    Total stockholders' equity                                839.5         848.2       1,049.0
Commitments and contingent liabilities
                                                           --------      --------      --------
                                                           $1,931.7      $1,993.6      $2,232.5
                                                           ========      ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
(In millions)                                                        1999          1998
 ------------                                                      --------      --------

Cash flows from operating activities:
Net income                                                         $   55.9      $   37.1
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                      21.0          25.8
    Restricted stock awards                                            (5.1)           --
    Other items                                                         6.6           6.6
  Changes in operating assets and liabilities:
    Receivables                                                        28.0          28.0
    Inventories                                                        33.3          23.1
    Other current assets                                               (3.5)          5.7
    Accounts payable, accrued expenses and income taxes              (156.5)        (86.9)
                                                                   --------      --------
Net cash (used) provided by operating activities                      (20.3)         39.4
                                                                   --------      --------

Investing activities:
  Additions to property, plant and equipment                          (21.7)        (28.2)
  Proceeds from sale of property, plant and equipment                   0.8           2.5
  Other investing activities                                           (4.7)           --
                                                                   --------      --------
Net cash used by investing activities                                 (25.6)        (25.7)
                                                                   --------      --------

Financing activities:
  Purchases of treasury stock                                         (67.7)        (59.0)
  Proceeds from sale of common stock put options                        1.0            --
  Sales of treasury stock to employee stock plans                      13.9          12.5
  Proceeds from exercise of stock options                               3.9           8.5
  Dividends paid                                                      (10.8)        (11.5)
  Changes in short-term borrowings, net                                64.8         (36.6)
  Additions to long-term borrowings                                    31.9          44.8
  Repayments of long-term borrowings                                   (1.7)         (0.4)
                                                                   --------      --------
Net cash provided (used) by financing activities                       35.3         (41.7)
                                                                   --------      --------

Decrease in cash and cash equivalents                                 (10.6)        (28.0)
Cash and cash equivalents, beginning of period                         64.5         105.9
                                                                   --------      --------
Cash and cash equivalents, end of period                           $   53.9      $   77.9
                                                                   ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE
Effective December 31, 1997, Tandy adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("FAS 128"). FAS 128 established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three months ended March 31, 1999 and 1998, respectively.

                                               Three Months Ended                         Three Months Ended
                                                 March 31, 1999                             March 31, 1998
                                     -------------------------------------      -------------------------------------
Dollars and shares in millions,       Income        Shares       Per Share        Income        Shares     Per Share
   except per share amounts)         (Numerator)  (Denominator)    Amount       (Numerator)  (Denominator)   Amount
   ------------------------          -----------  -------------  ----------     -----------  ------------- ----------
Net income                           $   55.9                                    $   37.1
Less: Preferred stock dividends          (1.4)                                       (1.5)
                                     --------                                    --------

Basic EPS
Net income available to common
 shareholders                            54.5           97.2     $   0.56            35.6         101.8    $   0.35
                                                                 ========                                  ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                          1.4                                         1.5
Additional contribution required
 for TESOP if preferred stock had
 been converted                          (1.1)           3.3                         (1.0)          3.5

Stock options                                            1.4                                        1.5
                                     --------       --------                     --------      --------

Diluted EPS
Net income available to common
 shareholders plus assumed
 conversions                         $   54.8          101.9     $   0.54        $   36.1         106.8    $   0.34
                                     ========       ========     ========        ========      ========    ========

NOTE 3 - SALE OF COMPUTER CITY, INC.
On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. Tandy received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. Tandy recognized a loss of $108.2 million from the sale of Computer City in 1998, which included certain liabilities and contractual obligations incurred by Tandy. Computer City's results from operations through August 31, 1998 are included in the accompanying Consolidated Financial Statements.

Below is a summary of net sales and operating revenues and net losses, both in total and per share, for Computer City for the three months ended March 31, 1999 and 1998, respectively.

                                           Three Months Ended
                                                March 31,
(In millions, except                    ---------------------
 per share amounts)                       1999         1998
 -----------------                      --------     --------
Net sales and operating revenues        $   --       $  479.7
Net loss                                    --           (6.0)
Loss per share                          $   --       $  (0.05)

NOTE 4 - RESTRICTED STOCK AWARDS
On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 324,750 restricted stock awards consisting of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. The restricted stock awards had a weighted average fair market value of $39.22 per share when granted. This restricted stock will vest at the end of five years on February 2, 2003, if managers receiving the grants are employed by Tandy at a store manager or higher position at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $58 1/8 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At March 31, 1999, there were 202,000 restricted stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 1999 and 1998 was $55.8 million and $37.3 million, respectively.

NOTE 6 - SEGMENT DISCLOSURES
The table below  summarizes net sales and operating  revenues,  operating profit
(loss) and assets for Tandy's reportable segments. Consolidated operating profit
(loss) is reconciled to Tandy's income before income taxes.

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
(In millions)                                     1999        1998
-------------                                   --------    --------
Net sales and operating revenues:
  RadioShack                                    $  890.2    $  778.5
  Computer City (1)                                   --       479.7
  Closed units                                        --         0.1
                                                --------    --------
                                                $  890.2    $1,258.3
                                                ========    ========
Operating profit (loss):
  RadioShack                                    $  106.4    $   84.7
  Computer City (1)                                   --        (9.8)
  Closed units                                        --          --
  Corporate administration and other               (11.0)       (6.0)
                                                --------    --------
                                                    95.4        68.9
Interest income (2)                                  4.5         1.7
Interest expense (2)                                (8.3)      (10.3)
                                                --------    --------
Income before income taxes                      $   91.6    $   60.3
                                                ========    ========

                                                     At March 31,
                                                --------------------
Assets:                                           1999        1998
                                                --------    --------
  RadioShack                                    $1,370.8    $1,315.9
  Computer City (1)                                   --       493.5
  Corporate administration and other               560.9       423.1
                                                --------    --------
                                                $1,931.7    $2,232.5
                                                ========    ========

(1)  Computer City was sold to CompUSA on August 31, 1998.
(2) Tandy does not allocate interest income or expense to its operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

Factors That May Affect Future Results

With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause Tandy Corporation's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as electronic and telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the presence or absence of new products or product features in the merchandise categories Tandy sells and changes in Tandy's actual merchandise sales mix;
o the inability to negotiate profitable contracts or execute business plans with providers of such services as cellular, PCS, direct-to-home satellite and home connectivity;
o the inability to collect the level of anticipated residuals and commissions for products and services sold by RadioShack;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect Tandy);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o   the potential negative impact of year 2000 issues; or
o the imposition of new restrictions or regulations regarding the sale of products and/or services Tandy sells or changes in tax rules and regulations applicable to Tandy.

Additionally, as a result of the Telecommunications Act of 1996, the deregulated telecommunications market will continue to present both opportunities and increased competition for the provision of telecommunication equipment and services to consumers.

Segment Reporting Disclosures

All references to RadioShack and Computer City in MD&A refer to Tandy's reportable segments, unless otherwise noted. The RadioShack segment includes the RadioShack retail division and its related retail support operations. The Computer City segment includes Computer City, Inc., which was sold to CompUSA Inc. on August 31, 1998. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996. The corporate administration and other segment includes corporate units which serve all areas of Tandy and, also, income or expenses which were not allocated to the RadioShack and Computer City segments. See "Note 6 - Segment Disclosures" for additional information on operating profit (loss) and assets for each reportable segment.

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended March 31 were:

                                   Three Months Ended
                                        March 31,
                                  --------------------   % Increase
(In millions)                       1999        1998     (Decrease)
-------------                     --------    --------    --------
RadioShack                        $  890.2    $  778.5      14.3%
Computer City                           --       479.7    (100.0)
                                  --------    --------
  Retail segments                    890.2     1,258.2     (29.2)
Closed units                            --         0.1    (100.0)
                                  --------    --------
                                  $  890.2    $1,258.3     (29.3)%
                                  ========    ========

Consolidated net sales and operating revenues decreased 29.3% from $1,258.3 million for the three months ended March 31, 1998 to $890.2 million for the three months ended March 31, 1999, due to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for the first quarter of 1999 are not meaningful due to this sale.

RadioShack's overall sales increased 14.3% for the three months ended March 31, 1999, compared to the corresponding prior year period. RadioShack comparable store sales increased 12.6% for the quarter, compared to the first quarter in the prior year. This sales increase was driven primarily by strong sales of communications products and prepaid wireless airtime and, to a lesser extent, increases in sales of "direct-to-home" satellite systems and services, as well as personal computers.

Sales of communications products increased approximately 23% during the quarter ended March 31, 1999 compared to the same period ended March 31, 1998, due to strong sales of PCS and cellular telephones.

Sales of personal computers increased approximately 16% over the first quarter of 1998. The average selling price of personal computers in the first quarter of 1999 was 7% higher than in the first quarter of 1998, due primarily to the liquidation of IBM computer products in the first quarter of 1998 as RadioShack transitioned to Compaq computers. Despite the increase in the average selling price during the first quarter of 1999, management expects the average selling price of personal computers to decrease for the remainder of the year, which will result in the average selling price in 1999 to be less than in 1998.

The audio and video category experienced a sales decrease in the first quarter of 1999 compared to the first quarter of 1998, despite a significant increase in sales of direct-to-home satellite systems and services. On May 13, 1999, Tandy announced that it had entered into a multi-year retail sales and service agreement with Thomson Consumer Electronics, Inc. ("Thomson"). Under this agreement, Thomson will supply RadioShack with various RCA branded audio and video components such as receivers, amplifiers, camcorders, speakers, televisions, digital video discs (DVD) and VCRs. RCA products will be sold through RCA Digital Entertainment Centers at RadioShack via a "store-within-a-store" concept similar to the Sprint Store at RadioShack. Management believes this agreement will allow RadioShack to be more competitive in the evolution of digital technology which will enhance sales in the audio and video category.

RETAIL OUTLETS
--------------
                               March 31,  December 31,   March 31,  December 31,
                                 1999         1998         1998         1997
                               --------     --------     --------     --------
RadioShack
 Company-owned                    5,037        5,039        4,978        4,972
 Dealer/Franchise                 1,989        1,991        1,946        1,934
                               --------     --------     --------     --------
                                  7,026        7,030        6,924        6,906
Computer City                      --(1)        --(1)          96           96
                               --------     --------     --------     --------
Total number of retail outlets    7,026        7,030        7,020        7,002
                               ========     ========     ========     ========

(1) Computer City was sold on August 31, 1998.

Gross Profit

Tandy's gross profit as a percent of net sales and operating revenues was 50.6% for the three months ended March 31, 1999, compared to 37.7% for the corresponding 1998 period. This increase in gross profit was primarily the result of RadioShack sales accounting for all of Tandy's consolidated net sales and operating revenues during the first quarter of 1999, due to the sale of Computer City in 1998. Computer City had an inherently lower gross margin than RadioShack.

RadioShack's gross profit increased 10.4% in dollars for the three months ended March 31, 1999 versus 1998, but decreased as a percentage of RadioShack's total sales by 1.8 percentage points during the same period. This percentage decrease was partly due to a shift within RadioShack's product offerings to increased sales of prepaid wireless airtime, which has a significantly lower gross margin than the overall RadioShack average gross margin. The percentage decrease was also impacted by a percentage point decrease in the gross margin of communication products. This decrease at RadioShack was partially offset by an increase in residual income which has 100% gross margin.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for Tandy as a percent of net sales and operating revenues for the first quarter of 1999 was 38.1%, compared to 30.2% during the first quarter of 1998. The higher SG&A percentage was due primarily to the sale of Computer City, which operated at lower relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City and other closed units pursuant to the 1996 restructuring plan, comparable SG&A expense as a percentage of sales for Tandy would have approximated 38.1% and 39.8% for the three months ended March 31, 1999 and 1998, respectively. This decrease was due primarily to an increase in sales at RadioShack, offset slightly by an increase in corporate overhead expense related to information systems, legal and tax related expenses, and employee benefit plans.

RadioShack's SG&A expense as a percent of their sales and operating revenues decreased 2.1 percentage points for the three months ended March 31, 1999, when compared to the same period in the prior year, due primarily to significant increases in comparable store sales. For the three months ended March 31, 1999, RadioShack's advertising expense and rent expense increased in dollars, but decreased as a percent of sales and operating revenues when compared to the same period in the prior year. Advertising expense increased in dollars due primarily to increased television advertising and print media during the first quarter of 1999. Rent expense increased in dollars for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, due to new store openings and lease renewals at slightly higher rates. Salary expense increased in dollars and increased slightly as a percent of RadioShack's sales and operating revenues during the first quarter of 1999 due to retail store expansions and increases in commissions, bonuses and other incentives resulting from strong comparable store sales and profits.

Restricted Stock Awards

In the fourth quarter of 1998, Tandy recorded estimated compensation expense of $82.6 million related to the early vesting of restricted stock awards that had been granted to its store managers on February 1, 1997. These awards vested on March 1, 1999 and the actual price of the stock and the number of shares vested differed slightly from the 1998 fourth quarter estimate. The amount of this difference, $5.1 million, was recorded as a credit to expense in the first quarter of 1999.

On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 324,750 restricted stock awards consisting of 250 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. The restricted stock awards had a weighted average fair market value of $39.22 per share when granted. This restricted stock will vest at the end of five years on February 2, 2003, if Tandy employs the managers at a store manager or higher position, at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $58 1/8 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At March 31, 1999, there were 202,000 restricted stock awards outstanding and eligible for ultimate vesting pursuant to this restricted stock award.

Tandy does not plan to continue granting restricted stock awards to RadioShack store managers. See "1999 Incentive Stock Plan" below regarding the February 1999 grant of stock options to RadioShack store managers.

Sale of Computer City, Inc.

On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City subsidiary to CompUSA. Tandy received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The note, which is of equal priority with CompUSA's existing subordinated debt, bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year; the first payment was made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. Tandy recognized a loss of $108.2 million from the sale of Computer City in 1998, which included certain liabilities and contractual obligations incurred by Tandy. Although no significant additional provisions are expected in 1999 relating to the sale of Computer City, unexpected contractual requirements associated with the sale, among other factors, could result in additional charges.

Net Interest Expense

Net interest expense for the three months ended March 31, 1999 was $3.8 million versus $8.6 for the comparable three months in 1998. Interest expense decreased $2.0 million for the three months ended March 31, 1999 versus March 31, 1998 due, in part, because Tandy no longer incurred interest expense on Computer City capital lease obligations, after the sale of this subsidiary. Also, Tandy reduced its average debt outstanding during the first quarter of 1999 when compared to the first quarter in the prior year. Interest income increased $2.8 million for the three months ended March 31, 1999 compared to the prior year period, due to interest from the CompUSA note receivable. Net interest expense is expected to decrease moderately during the remainder of 1999.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year, as evaluated at the end of each quarter. The effective tax rates for the first quarter of 1999 and 1998 were 39.0% and 38.5%, respectively. The increase in the effective tax rate over the prior year is due primarily to an increase in the effective state tax rate, which results from a higher percentage of income being earned in states with higher tax rates.

Cash Flow and Financial Condition

Cash flow used by operating activities approximated $20.3 million in the three month period ended March 31, 1999 as compared to cash provided by operating activities of $39.4 million in the prior year. This change related mainly to a $68.6 million shift among working capital components, primarily attributable to a decrease in accounts payable and accrued expenses at March 31, 1999 from December 31, 1998. This decrease resulted, for the most part, from the payment of accrued payroll taxes related to the restricted stock grant and the payment of accrued bonuses in the first quarter of 1999.

Investing activities used $25.6 million in cash flow in the three months ended March 31, 1999, compared to $25.7 million during the same period of the prior year. Investing activities for the three months ended March 31, 1999 included capital expenditures totaling $21.7 million, primarily for retail expansion and upgrade of information systems. Management anticipates that capital expenditure requirements will approximate $78.0 million to $88.0 million for the remainder of 1999, primarily to support RadioShack future store expansions and refurbishments, and to update additional information systems.

Cash provided by financing activities for the three months ended March 31, 1999 was $35.3 million, compared to cash used by financing activities of $41.7 million in the previous year. Purchases of treasury stock required $67.7 million for the three months ended March 31, 1999, compared to $59.0 million during the same period of 1998. The current year's stock repurchases were partially funded by $17.8 million received from stock option exercises and the sale of treasury stock to employee stock plans, as well as by a net increase in debt. Medium-term notes issued by Tandy under its 1997 Debt Shelf Registration provided approximately $32.0 million for the three months ended March 31, 1999.

Cash and cash equivalents at March 31, 1999 were $53.9 million, compared to $64.5 million at December 31, 1998 and $77.9 million at March 31, 1998. Total debt as a percentage of total capitalization was 40.2% at March 31, 1999, compared to 35.6% at December 31, 1998 and 34.1% at March 31, 1998. These increases in the debt-to-capitalization ratios resulted primarily from a reduction in stockholders' equity from share repurchases, the sale of Computer City and an increase in borrowings at March 31, 1999. Long-term debt as a percentage of total capitalization was 19.0% at March 31, 1998, compared to 17.9% at December 31, 1998 and 17.4% at March 31, 1998.

In March 1997, Tandy announced its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock through its existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of its stock. This increase brought the total authorization to 30.0 million shares, of which approximately
26.6 million shares, totaling $781.4 million, had been purchased as of March 31, 1999. During the quarter ended March 31, 1999, Tandy repurchased approximately
0.7 million shares for $35.6 million under the program. Additionally, on October 26, 1998, Tandy announced its Board of Directors had authorized the repurchase of up to 5.0 million shares of Tandy common stock for an indefinite period of time to be used to offset the dilution of stock option grants under Tandy's incentive stock plans. As of March 31, 1999, Tandy had purchased approximately
1.7 million shares for $81.5 million under this program, which included the repurchase of approximately 0.3 million shares for $17.7 million during the first quarter of 1999. Purchases will continue to be made from time to time in the open market and it is expected that funding of these programs will come primarily from operating cash flow and existing funding sources.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to one million put options on Tandy common stock. Such options grant the purchaser the right to sell shares of Tandy's common stock to Tandy at specified prices upon exercise of the options. These put options are exercisable only at maturity and can be settled in cash at Tandy's option, in lieu of repurchasing the stock. The issued put options have a maturity of six months. Since inception, 280,000 options had been sold as of March 31, 1999; 80,000 of these options have a strike price of $40.71 and were sold in 1998. The remaining 200,000 options have strike prices ranging from $45.08 to $55.20 and were sold during the first quarter of 1999. At March 31, 1999, all 280,000 options remained outstanding and the full redemption value of the options was classified as common stock put options in the accompanying Consolidated Balance Sheet. The related offset was recorded in common stock in treasury, net of premiums received. Additionally, 100,000 options were sold in April 1999 with a strike price of $65.89. Put options will continue to be sold from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, Tandy's liquidity and other considerations.

In May 1997, Tandy filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the S.E.C., which was declared effective in August 1997. On August 19, 1997, Tandy issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, Tandy issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million of medium-term notes were issued in January 1999. Tandy's medium and long-term notes outstanding at March 31, 1999 under the 1991 and 1997 shelf registrations totaled $232.0, compared to $225.0 million outstanding at March 31, 1998. The interest rates at March 31, 1999 for the outstanding $81.8 million in medium-term notes ranged from 6.09% to 7.25% with a weighted average coupon rate of 6.2%. As of May 10, 1999, Tandy had remaining availability of $69.0 million under the Shelf Registration.

Inventory

Total inventories at March 31, 1999 decreased $33.2 million or 3.6% since December 31, 1998 and decreased $303.2 million or 25.6% since March 31, 1998. The decrease in inventory since year end was due to normal seasonal fluctuations and strong sales at RadioShack. The decrease since the first quarter of 1998 was due primarily to the sale of Computer City, offset slightly by an increase in inventory at RadioShack related to wireless communication products, personal computers and satellite systems.

Accrual for 1996 Business Restructuring

In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See Tandy's 1998 Annual Report for a discussion of the 1996 restructuring reserve transactions. The following schedule is an analysis of additional reserves and amounts charged against the reserve during the three months ended March 31, 1999. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.

                                                          Charges
                                 Balance    Additional    1/1/99-     Balance
(In millions)                    12/31/98    Reserves     3/31/99     3/31/99
-------------                    --------    --------    --------    --------
Real estate obligations          $   19.4          --        (1.6)   $   17.8
Other                                 0.8          --          --         0.8
                                 --------    --------    --------    --------
                                 $   20.2          --        (1.6)   $   18.6
                                 ========    ========    ========    ========

Although no significant additional provisions are expected in 1999 relating to the 1996 restructuring, unexpected delays in closing of real estate sales, among other factors, could result in additional charges.

1999 Incentive Stock Plan

In February 1999, Tandy, based upon the Board of Directors' authorization, adopted the Tandy Corporation 1999 Incentive Stock Plan ("1999 ISP"), which authorizes the grants of non-qualified stock options and stock appreciation rights to broad based employee groups and other eligible employees. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted under the plan. The 1999 ISP will be administered by an independent committee of the Board as a broadly based plan to provide stock option incentives primarily to RadioShack's 5,000 plus store managers and to other eligible employees of Tandy. A total of 4.75 million shares of Tandy common stock was reserved for issuance under the 1999 ISP.

The Organization and Compensation Committee of the Board granted approximately 1,087,500 stock options under the 1999 ISP at fair market value on February 24, 1999 to over 5,000 RadioShack store managers employed as of that date.

Changes in Stockholders' Equity
                                                  Outstanding
(In millions)                                    Common Shares        Dollars
-------------                                    -------------     ------------
Balance at December 31, 1998                            97.4         $  848.2
Foreign currency translation  adjustments,
 net of deferred taxes                                    --             (0.1)
Sale of treasury stock to employee
 stock plans                                             0.3             13.8
Purchases of treasury stock                             (1.3)           (66.5)
Common stock put options                                  --             (9.0)
Exercise of stock options and grant
 of stock awards                                         0.3              6.7
Repurchase of preferred stock                             --             (1.7)
Preferred stock dividends, net of tax                     --             (0.9)
TESOP and restricted stock deferred
 compensation earned                                      --              2.9
Common stock dividends declared                           --             (9.8)
Net income                                                --             55.9
                                                    --------         --------
Balance at March 31, 1999                               96.7         $  839.5
                                                    ========         ========

Recent Events

On April 21, 1999, Tandy announced it had entered into a strategic agreement with NorthPoint Communications, Inc. ("NorthPoint"), a leading provider of Digital Subscriber Line ("DSL") technology. DSL technology transports data at guaranteed speeds up to 25 times faster than common dial-up modems, allowing for high-speed Internet access and other data-intensive applications. Management anticipates this alliance will accelerate the adoption rate of these services at an affordable price to the mass market. Additionally, NorthPoint will provide RadioShack with DSL services for consumer display purposes in many of its retail stores as well as for internal use. NorthPoint currently operates in 17 markets in the U.S. and expects to expand its service territory to 28 markets by the end of 1999.

Management believes this agreement is a significant step towards achieving Tandy's strategic plan for RadioShack to become America's "Home Connectivity
Store," similar to its existing concept of America's "Telephone Store." Home connectivity will provide solutions for connecting to and utilizing high-speed bandwidth. Bandwidth refers to volume at which data can be transmitted and, depending on the volume delivered, may enable consumers to have such capabilities as instant and/or high speed Internet, movies on demand and multiple phone/fax connections through a single phone line.

Year 2000 Readiness Disclosure

Tandy's management recognizes the need to take action to reach its goal that its operations and relationships with key vendors, service providers, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems require modifications in order for these systems to be ready for the year 2000. All statements made and referred to here are year 2000 Readiness Disclosures under the "Year 2000 Information and Readiness Disclosure Act."

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

Since beginning the project in 1995, Tandy has completed identifying and assessing 100% of its internal mid-range and mainframe IT applications as well as its data communication and telecommunication systems for year 2000 readiness. An inventory and assessment of Tandy's workstations, which includes desktop and notebook computers, will be completed in the second quarter of 1999. As of March 31, 1999, remediation and unit testing was approximately 94% complete for mid-range and mainframe applications. Unit testing ensures the accuracy of the programming changes to the code. For data communication and telecommunication systems, verification of year 2000 readiness was approximately 77% complete as of March 31, 1999 and is expected to be 100% complete by September 30, 1999. Remediation and testing to determine if all of Tandy's mission critical systems will interface and operate effectively to process data containing dates subsequent to January 1, 2000 are expected to be completed by the end of 1999.

Third-party software systems, including financial systems, point-of-sale and manufacturing, have been or will be implemented during 1999. The vendors of these third-party software packages have stated that they are year 2000 ready; however, Tandy will conduct its own testing in 1999. This testing is estimated to be completed by year end.

With respect to non-IT system issues, Tandy is in the process of identifying and assessing its significant building and process and production control systems for any year 2000 issues relating to the operations of its facilities. Identification and assessment of security access, building control systems and elevators in the buildings which serve as Tandy's corporate headquarters have been completed and approximately 80% have been certified as year 2000 ready by the vendors at March 31, 1999. Tandy is in the process of identifying and assessing non-IT year 2000 issues of its remote locations, such as its distribution centers, manufacturing plants, and administrative offices, and does not expect any significant issues to arise from this process. All of Tandy's significant non-IT systems are expected to be year 2000 ready or appropriate workarounds and contingency plans in place by October 1999.

Although unforeseen circumstances may arise, the year 2000 remediation program is presently on schedule. Tandy will continue communicating with its key suppliers, utilities, financial institutions, customers and others to determine their state of year 2000 readiness, to coordinate year 2000 conversions where appropriate and to determine the extent to which Tandy's interface systems are vulnerable.

Costs: In management's opinion, the financial impact of being year 2000 ready is not expected to be material to Tandy's consolidated financial position, results of operations or cash flows. Management anticipates that total expenditures associated with the year 2000 internal modifications will range from $12.0 million to $15.0 million, which has been and will continue to be funded from operating cash flow. As of March 31, 1999, approximately $7.6 million representing internal payroll and related benefits, depreciation expense, machine time and incentive bonuses, among other costs, has been spent on these internal modifications. An additional $0.9 million has been paid to external parties for consulting and professional fees. As required by generally accepted accounting principles, all these costs are expensed as incurred. Combined, internal and external costs related to the year 2000 project account for approximately 7.0% of Tandy's annual IT budget. Additionally, Tandy has purchased and is installing third party financial software packages and related hardware totaling approximately $20.0 million to $25.0 million in light of the year 2000 issue. These purchases are in addition to other capital investments made in the normal course of business for certain third party software systems and applications which address the ongoing retail and operational needs of Tandy.

The Risks of Year 2000 Issues: With respect to the risks associated with its IT and non-IT systems, Tandy believes that the most reasonably likely worst case scenario is that some of Tandy's store operating and inventory management systems could fail in one or more geographic areas of the United States. The consequence of such failure could include the inability of those affected RadioShack stores to electronically record sales transactions. This could further result in a breakdown in Tandy's supply chain as Tandy relies on electronic information to replenish its stores. Such an occurrence would result in a loss of revenue; however, due to the variables involved it is not possible to quantify the possible range of such loss.

There can be no assurance that the systems of third parties on which Tandy's systems rely will be converted timely and that the systems will not have an adverse effect on Tandy's systems or ongoing operations. However, concerning the risks associated with third parties, Tandy believes that the most reasonably likely worst case scenario is that some of Tandy's merchandise vendors will not be compliant and will have difficulty filling and distributing orders. Failure of one or more third party service providers on whom Tandy relies to address year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from such failures would depend on the time period in which the failure goes uncorrected and on how widespread the impact was.

Tandy is also in the process of assessing the implications of possible year 2000-related claims regarding products it has manufactured or sold, or is currently manufacturing or selling. The outcomes of any year 2000 claims and the impact of such claims cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by legal systems in the United States and worldwide.

Tandy has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, Tandy has made the assumption that financial institutions and the Federal Reserve System as well as most utility companies and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on Tandy's ability to operate, but Tandy has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans: Tandy has completed a prioritization of year 2000 issues in order to develop and document year 2000 contingency plans. Tandy has identified its critical applications to be its merchandising and inventory systems, which include purchasing, receiving and distribution and store replenishment and its point-of-sale store operating system as well as its financial systems, which includes payroll, accounts payable and receivable, banking and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, Tandy will resort to temporary manual processing for recording sales, ordering product and replenishing its retail stores, which is not expected to have a material adverse impact on its operations in the short-term. Management anticipates having a formal documented contingency plan to deal with this scenario and others by November 1999. Tandy's 11 distribution centers are located in various geographic areas of the United States. Should one or more of these distribution centers fail to operate due to regional power outages or other unforeseen circumstances, Tandy's other distribution centers which may be operating could replenish stores typically serviced by those distribution centers for a relatively short period of time. Management anticipates having a formal documented contingency plan to deal with this scenario by November 1999. Although no single internal or third party supplier accounts for a material portion of Tandy's sales and operating revenues, management is evaluating the need for a formal list of alternative suppliers should some existing suppliers be unable to provide product beyond the end of calendar year 1999. Should the decision be made that such a list and agreements with alternate suppliers be necessary, they will be developed prior to November 1999.

All statements concerning year 2000 issues other than historical statements, including, without limitation, estimated costs and the projected timetable of year 2000 compliance, constitute "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with Tandy's disclosures under the heading "Factors That May Affect Future Results."

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 1999. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 17, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

           There were no Form 8-K reports filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Tandy Corporation
                                            (Registrant)



Date:  May 13, 1999                By   /s/ Richard L. Ramsey
                                        --------------------------
                                            Richard L. Ramsey
                                       Vice President and Controller
                                           (Authorized Officer)






Date:  May 13, 1999                     /s/ Dwain H. Hughes
                                        --------------------------
                                            Dwain H. Hughes
                                        Senior Vice President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

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

3b Tandy Corporation Bylaws, restated as of December 16, 1998 (filed as Exhibit 3b to Tandy's Form 10-K filed on March 29, 1998, Accession No. 0000096289-99-000008 and incorporated herein by reference).

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

10b* Post Retirement Death Benefit Plan for Selected Executive Employees of Tandy Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10c* Tandy Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10d* Director Fee Resolution (filed as Exhibit 10h to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10e* Tandy Corporation 1985 Stock Option Plan as restated effective August 1990 (filed as Exhibit 10i to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and
               incorporated herein by reference).

10f* Tandy Corporation 1993 Incentive Stock Plan as restated May 18, 1995 (filed as Exhibit 10j to Tandy's Form 10-Q filed on August 14, 1995, Accession No. 0000096289-95-000016 and incorporated herein by reference).

10g* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to
               Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10h* First Restated Trust Agreement Tandy Employees Supplemental Stock Program through Amendment No. IV dated January 1, 1996 (filed as exhibit 4d to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and incorporated herein by reference).

10i* Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to Tandy's Form 10-Q filed on August 14, 1995, Accession No. 0000096289-95-000016 and
               incorporated herein by reference).

10j* Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as Exhibit 10n filed on August 14, 1995, Accession No. 0000096289-95-000016 to and incorporated herein by reference).

10k* Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries (i) Formula,
               (ii) Discretionary, and (iii) Pay Plan (filed as Exhibit 10o to Tandy's Form 10-K filed on March 30, 1994, Accession No. 0000096289-94-000029 and incorporated herein by reference).

10l* Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit 10p to Tandy's Form 10-K filed on March 28, 1996, Accession No. 0000096289-96-000004 and incorporated herein by reference).

10m* Tandy Corporation 1997 Incentive Stock Plan, (filed as Exhibit 10q to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

10n* Management Agreement, dated July 17, 1997, by and among Eureka Venture Partners, III LLP, EVP Colonial, Inc., Nathan Morton, Avery More and Robert Boutin, (filed as Exhibit 10r to Tandy's Form 10-Q filed on August 8, 1997, Accession No. 0000096289-97-000023 and incorporated herein by reference).

10o* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10s to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10p* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10t to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).

10q* Form of December 1997 Deferred Salary and Bonus Agreement (Stock Investment) with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10u to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10r* Form of December 1997 Salary and Bonus Agreement with selected Executive Employees of Tandy Corporation, (filed as Exhibit 10v to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and incorporated herein by reference).


10s* Tandy Corporation Executive Deferred Compensation Plan, effective April 1, 1998, (filed as Exhibit 10w to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10t* Tandy Corporation Executive Deferred Stock Plan, effective April 1, 1998, (filed as Exhibit 10x to Tandy's Form 10-K filed on March 26, 1998, Accession No. 0000096289-98-000017 and
               incorporated herein by reference).

10u* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and John V. Roach (filed as Exhibit 10z to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

10v* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to Tandy's Form 10-Q filed on May 13, 1998, Accession No. 0000096289-98-000025 and incorporated herein by reference).

10w*           Form of  Executive  Pay Plan  Letters  (filed as  Exhibit  10b to
               Tandy's Form 10-K filed on March 29, 1999, Accession No. 0000096289-99-000008 and incorporated herein by reference).

10x*           Severance  Agreement  dated  October 23, 1998 between  Leonard H.
               Roberts and Tandy Corporation (filed as Exhibit 10z to Tandy's Form 10-K filed on March 29, 1999, Accession No. 0000096289-99-000008 and incorporated herein by reference).

10y*           Tandy Corporation Unfunded Deferred Compensation Plan
               for Directors as amended and restated June 1, 1998.            20

11             Statement of Computation of Ratios of Earnings to Fixed
               Charges.                                                       23

27             Financial Data Schedule.
-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement."

                                                                    EXHIBIT 10y
                                TANDY CORPORATION
                       UNFUNDED DEFERRED COMPENSATION PLAN
                                  FOR DIRECTORS
                     (AS AMENDED AND RESTATED JUNE 1, 1998)
                      ------------------------------------

1.      PURPOSES OF THE PLAN

        The purposes of the unfunded Deferred Compensation Plan (the "Plan") are to enable Tandy Corporation (the "Company") to attract and retain the best qualified members of the Board of Directors of the Company (a "Director") by providing them with a Plan to defer the payment of all or a specified portion of the fees payable to the Director for services rendered on behalf of the Company.

2.      ELECTION TO DEFER

        a) A Director may elect on or before December 31 of any year, to defer payment of all or a specified part of either all his/her retainer fees or meeting fees or both (cash or Common Stock of the Company or dividends attributable thereto), for services and meetings during the succeeding calendar year following such election. Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, not later than the 30th day after his or her term begins, to defer payment of all or a specified part of such fees for the succeeding calendar year. Any such elections shall be made by written notice delivered to the Corporate Secretary of the Company. Any such elections shall only be effective for the succeeding calendar year. Notwithstanding the above, for the calendar year 1998, any such election must be made prior to February 28, 1998 for director retainer fees and prior to July 1, 1998 for meeting fees.

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

        a)     Cash Account

               All deferred cash fees shall be recorded on the books of the Company and a memorandum cash account of the fees deferred by each participating Director will be maintained.

        b)     Stock Account

               All deferred retainer fees payable in Common Stock of the Company ("Company Common Stock") shall be recorded on the books of the Company and a memorandum stock account of the fees in Company Common Stock deferred by each participating Director will be maintained. The Director's stock account shall be credited with the number of shares of Company Common Stock otherwise payable to each participating Director under the terms and in the amounts and on the dates set forth in the Company's 1993 Incentive Stock Plan, as amended, and the Company's 1997 Incentive Stock Plan, as amended, as the case may be, providing for the compensation of Directors, if they so elect, in Company Common Stock. All deferred meeting fees payable in Company Common Stock shall also be recorded on the books of the Company in the participating Director's stock account under the terms, in the amounts and on the dates as set by the Board of Directors for the payment of meeting fees. Meeting fees elected to be deferred by a Director in Company Common Stock on and after June 1, 1998 shall be converted to that amount of Company Common Stock equal to the closing price of Company Common Stock as of the date of the applicable director or committee meeting and if not a trading day then the first trading day prior to the meeting.

               If a Director's stock account is credited with shares of Company Common Stock by reason of a deferral of either retainer fees or meeting fees or both on or after January 1, 1998, and payment of all of the Company Common Stock (earned by virtue of retainer fees or meeting fees or both) is deferred (a) until after December 31st of the third calendar year which follows the calendar year during which such deferrals are initially made or (b) until after the earlier of (i) December 31st of such third calendar year or (ii) the day the Director ceases to be a director, the Director's stock account shall be credited with an additional number of shares of Company Common Stock (including fractions thereof) equal to twenty-five percent of the shares of Company Common Stock initially credited.

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

        b) The aggregate amount of deferred fees, together with interest accrued thereon, credited to the account of any Director, at the election of the Director, shall be paid to the Director, either (i) in a lump sum on the date specified by the Director , or (ii) in substantially equal annual installments not exceeding ten or (iii) in a lump sum, upon a Change in Control or threatened Change in Control (as hereafter defined), on a date specified by the Board of Directors prior to any Change in Control, or (iv) if no election is made, on 60 days following the date a Director ceases to be a Director. The first installment shall be paid (i) in advance on January 15 of the following calendar year in which the Director ceases to be a Director of the Company and subsequent installments (not exceeding nine) shall be paid promptly on January 15 of each of the succeeding calendar years, or (ii) on the date specified by the Director.

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

5.      INTEREST

        On the last day of each calendar quarter interest shall be credited to each Director's cash account calculated on the unpaid balance in such cash account as calculated from time to time during the quarter. The rate of interest to be credited will be 1% per annum less than the announced prime rate of The Chase Manhattan Bank as the same shall exist from time to time during the quarter.

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

7.      TERMINATION OF ELECTION

        A Director may terminate his election to defer payment of either retainer fees or meeting fees or both by written notice delivered to the Corporate Secretary of the Company. Such termination shall become effective as of the end of the calendar year in which notice of termination is given with respect to retainer or meeting fees or both payable during subsequent calendar years. Amounts credited to the account of a Director prior to the effective date of termination shall not be affected thereby and shall be paid only in accordance with Sections 4 and 6 above.

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

                                                                     EXHIBIT 11
                                TANDY CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                       Three Months Ended
                                                             March 31,
                                                       --------------------
(In millions, except per share amounts)                  1999        1998
---------------------------------------                --------    --------
Ratio of Earnings to Fixed Charges:

Net income                                             $   55.9    $   37.1
Plus provision for income taxes                            35.7        23.2
                                                       --------    --------
Income before income taxes                                 91.6        60.3
                                                       --------    --------

Fixed charges:

Interest expense and amortization of debt discount          8.3        10.3
Amortization of issuance expense                            0.2         0.2
Appropriate portion (33 1/3%) of rentals                   16.8        18.5
                                                       --------    --------
    Total fixed charges                                    25.3        29.0
                                                       --------    --------

Earnings before income taxes and fixed charges         $  116.9    $   89.3
                                                       ========    ========

Ratio of earnings to fixed charges                         4.62        3.08
                                                       ========    ========

Ratio of Earnings to Fixed Charges and
 Preferred Dividends:

Total fixed charges, as above                          $   25.3    $   29.0
Preferred dividends                                         1.4         1.5
                                                       --------    --------
Total fixed charges and preferred dividends            $   26.7    $   30.5
                                                       ========    ========

Earnings before income taxes and fixed charges         $  116.9    $   89.3
                                                       ========    ========

Ratio of earnings to fixed charges and
 preferred dividends                                       4.38        2.93
                                                       ========    ========