Form 10-Q
period 1999-06-30
TANDY CORP /DE/
filed 1999-08-11
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 1999 was 193,242,903.

        Index to Exhibits is on Sequential Page No. 19. Total pages 128.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        --------------------    --------------------
(In millions, except per share amounts)                   1999        1998        1999        1998
---------------------------------------                 --------    --------    --------    --------
Net sales and operating revenues                        $  886.7    $1,192.8    $1,776.9    $2,451.1
Cost of products sold                                      418.7       727.1       858.2     1,511.1
                                                        --------    --------    --------    --------
Gross profit                                               468.0       465.7       918.7       940.0
                                                        --------    --------    --------    --------

Expenses (income):
  Selling, general and administrative                      340.7       388.4       680.1       768.0
  Depreciation and amortization                             21.3        26.5        42.3        52.3
  Interest income                                           (4.6)       (1.5)       (9.1)       (3.2)
  Interest expense                                           9.6        11.8        17.9        22.1
  Provision for loss on sale of Computer City               --          73.2        --          73.2
  Restricted stock awards                                   --          --          (5.1)       --
                                                        --------    --------    --------    --------
                                                           367.0       498.4       726.1       912.4
                                                        --------    --------    --------    --------

Income (loss) before income taxes                          101.0       (32.7)      192.6        27.6
Provision (benefit) for income taxes                        39.4       (12.6)       75.1        10.6
                                                        --------    --------    --------    --------

Net income (loss)                                           61.6       (20.1)      117.5        17.0

Preferred dividends                                          1.4         1.4         2.8         2.9
                                                        --------    --------    --------    --------

Net income (loss) available to common shareholders      $   60.2    $  (21.5)   $  114.7    $   14.1
                                                        ========    ========    ========    ========

Net income (loss) available per common share:

  Basic                                                 $   0.31    $  (0.11)   $   0.59    $   0.07
                                                        ========    ========    ========    ========

  Diluted                                               $   0.30    $  (0.11)   $   0.56    $   0.07
                                                        ========    ========    ========    ========

Shares used in computing earnings (loss) per common share:

  Basic                                                    194.0       202.0       194.3       202.8
                                                        ========    ========    ========    ========

  Diluted                                                  204.7       202.0       204.5       206.4
                                                        ========    ========    ========    ========

Dividends declared per common share                     $   0.05    $   0.05    $   0.10    $   0.10
                                                        ========    ========    ========    ========


The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                           June 30,        December 31,     June 30,
                                                             1999              1998           1998
(In millions, except for share amounts)                   (Unaudited)                      (Unaudited)
--------------------------------------                     ---------       -----------      ---------
Assets
Current assets:
  Cash and cash equivalents                                $   43.7         $   64.5        $   61.9

  Accounts and notes receivable, less allowance for
   doubtful accounts                                          204.6            215.2           231.6
  Inventories, at lower of cost or market                     855.9            912.1         1,187.3
  Other current assets                                         96.4            106.8           132.7
                                                           --------         --------        --------
    Total current assets                                    1,200.6          1,298.6         1,613.5

Property, plant and equipment, at cost, less accumulated
  depreciation                                                433.3            433.8           526.0

Other assets, net of accumulated amortization                 292.7            261.2            81.8
                                                           --------         --------        --------
                                                           $1,926.6         $1,993.6        $2,221.3
                                                           ========         ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of
   long-term debt                                          $  238.6         $  233.2        $  313.2
  Accounts payable                                            161.3            206.4           309.9
  Accrued expenses                                            236.4            334.4           301.5
  Income taxes payable                                        104.8            105.5            10.7
                                                           --------         --------        --------

    Total current liabilities                                 741.1            879.5           935.3
                                                           --------         --------        --------

Long-term debt, excluding current maturities                  260.4            235.1           270.3
Other non-current liabilities                                  36.8             27.5            50.9
                                                           --------         --------        --------

    Total other liabilities                                   297.2            262.6           321.2
                                                           --------         --------        --------

Common stock put options                                       27.4              3.3            --

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares
 authorized
  Series A junior participating; 100,000
   shares authorized and none issued                           --               --              --
  Series B convertible (TESOP), 100,000 shares
   authorized and issued; 75,000, 77,000 and 78,000
   shares outstanding, respectively                            74.8            100.0           100.0
  Common stock, $1 par value, 250,000,000 shares
   authorized; 235,840,000, 139,184,000 and
   138,332,000 shares issued, respectively                    235.8            139.2           138.3
  Additional paid-in capital                                    6.4            109.7            32.4
  Retained earnings                                         1,202.1          1,693.4         1,670.9
  Common stock in treasury, at cost; 42,310,000,
   41,747,000 and 37,806,000 shares, respectively            (638.2)        (1,161.6)         (942.6)

  Unearned deferred compensation                              (25.6)           (31.5)          (32.3)
  Accumulated other comprehensive gain (loss)                   5.6             (1.0)           (1.9)
                                                           --------         --------        --------
    Total stockholders' equity                                860.9            848.2           964.8
                                                           --------         --------        --------
  Commitments and contingent liabilities
                                                           $1,926.6         $1,993.6        $2,221.3
                                                           ========         ========        ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -----------------------
(In millions)                                                       1999           1998
 ------------                                                     --------       --------
Cash flows from operating activities:
Net income                                                        $  117.5       $   17.0
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                     42.3           52.3
    Adjustment to 1998 restricted stock awards                        (5.1)          --
    Provision for loss on sale of Computer City                       --             73.2
    Other items                                                       14.5           15.0
  Changes in operating assets and liabilities:
    Receivables                                                       10.1           23.2
    Inventories                                                       56.2           16.8
    Other current assets                                               9.4           14.3
    Accounts payable, accrued expenses (including
     restructuring charges) and income taxes                        (124.9)        (112.8)
                                                                  --------       --------
Net cash provided by operating activities                            120.0           99.0
                                                                  --------       --------

Investing activities:
  Additions to property, plant and equipment                         (44.4)         (68.2)
  Proceeds from sale of property, plant and equipment                  2.6            4.9
  Investment in NorthPoint Communications, Inc.                      (20.0)          --
  Other investing activities                                          (5.0)          (3.8)
                                                                  --------       --------
Net cash used by investing activities                                (66.8)         (67.1)
                                                                  --------       --------

Financing activities:
  Purchases of treasury stock                                       (130.2)        (135.5)
  Proceeds from sale of common stock put options                       2.4           --
  Sale of treasury stock to employee stock plans                      21.8           20.7
  Proceeds from exercise of stock options                             23.3           13.9
  Dividends paid                                                     (21.3)         (22.6)
  Changes in short-term borrowings, net                               21.6           30.6
  Additions to long-term borrowings                                   31.9           44.7
  Repayments of long-term borrowings                                 (23.5)         (27.7)
                                                                  --------       --------
Net cash used by financing activities                                (74.0)         (75.9)
                                                                  --------       --------

Decrease in cash and cash equivalents                                (20.8)         (44.0)
Cash and cash equivalents, beginning of period                        64.5          105.9
                                                                  --------       --------
Cash and cash equivalents, end of period                          $   43.7       $   61.9
                                                                  ========       ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - STOCK SPLIT
On May 20, 1999, Tandy's Board of Directors declared a two-for-one split of Tandy common stock for stockholders of record at the close of business on June 1, 1999, payable on June 21, 1999. This resulted in the issuance of 96.6 million shares of common stock along with a corresponding decrease of $96.6 million in additional paid-in capital. Treasury shares were not split. However, an adjustment was made to the stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares) by reducing paid-in-capital and retained earnings. All references to the number of shares of common stock issued or outstanding, per share prices, and income
(loss) per common share amounts in the consolidated financial statements, the accompanying notes and management's discussion and analysis have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in Tandy's common stock have been adjusted or amended to reflect the split. Additionally, cash dividends which were $0.10 per share per quarter prior to the two-for-one split have been adjusted to $0.05 per share per quarter to reflect the two-for-one split.

NOTE 3 - EARNINGS PER SHARE
Effective December 31, 1997, Tandy adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("FAS 128"). FAS 128 established new standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three and six months ended June 30, 1999 and 1998, respectively.

                                               Three Months Ended                       Three Months Ended
                                                  June 30, 1999                             June 30, 1998
                                     --------------------------------------   ----------------------------------------
(Dollars and shares in millions,     Income (Loss)    Shares      Per Share   Income (Loss)     Shares       Per Share
  except per share amounts)           (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)     Amount
  ------------------------           ------------  -------------  ---------   ------------   -------------   ---------
Net income (loss)                      $   61.6                                 $  (20.1)
Less: Preferred stock dividends            (1.4)                                    (1.4)
                                       --------                                 --------

Basic EPS
Net income (loss) available to
 common shareholders                       60.2         194.0     $   0.31         (21.5)         202.0      $  (0.11)
                                                                  ========                     ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                            1.4                                    (1)
Additional contribution required
 for TESOP if preferred stock had
 been converted                            (1.0)          6.5                      (1)            (1)
Stock options                                             4.2                                     (1)
                                       --------      --------                   --------       --------
Diluted EPS
Net income (loss) available to
 common shareholders plus assumed
 conversions                           $   60.6         204.7     $   0.30      $  (21.5)         202.0      $  (0.11)
                                       ========      ========     ========      ========       ========      ========

(1) Not included in the calculation of diluted EPS because inclusion would be antidilutive.

                                                 Six Months Ended                         Six Months Ended
                                                   June 30, 1999                            June 30, 1998
                                     --------------------------------------   ----------------------------------------
(Dollars and shares in millions,     Income (Loss)    Shares      Per Share   Income (Loss)     Shares       Per Share
  except per share amounts)           (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)     Amount
  ------------------------           ------------  -------------  ---------   ------------   -------------   ---------
Net income                             $  117.5                                 $   17.0
Less: Preferred stock dividends            (2.8)                                    (2.9)
                                       --------                                 --------

Basic EPS
Net income available to common
  Shareholders                            114.7         194.3     $   0.59          14.1          202.8      $   0.07
                                                                  ========                                   ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                            2.8                                    (1)
Additional contribution required
 for TESOP if preferred stock had
 been converted                            (2.1)          6.6                      (1)            (1)
Stock options                                             3.6                                       3.6
                                       --------      --------                   --------       --------

Diluted EPS
Net income available to common
 shareholders plus assumed
 conversions                           $  115.4         204.5     $   0.56      $   14.1          206.4      $   0.07
                                       ========      ========     ========      ========       ========      ========

(1) Not included in the  calculation of diluted EPS because  inclusion  would be antidilutive.

 NOTE 4 - SALE OF COMPUTER CITY, INC.
On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. Tandy received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. Tandy recognized a loss of $73.2 million in the second quarter of 1998, a loss of $30.0 million in the third quarter of 1998 and a loss of $5.0 million in the fourth quarter of 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy. Computer City's results from operations through June 30, 1998 are included in the accompanying Consolidated Financial Statements.

Below is a summary of net sales and operating revenues and net losses, both in total and per share, for Computer City for the three and six months ended June 30, 1999 and 1998, respectively.

                              Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
 (In millions, except        --------------------    ---------------------
 per share amounts)            1999        1998        1999         1998
 -----------------           --------    --------    ---------    --------
Net sales and operating
 revenues                      $  --     $  431.3    $  --        $  911.0
Net loss                          --        (22.4)      --           (28.5)
Loss per share                 $  --     $  (0.11)   $  --        $  (0.13)

NOTE 5 - RESTRICTED STOCK AWARDS
On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. This restricted stock grant of February 1998 will vest at the end of five years on February 2, 2003, if managers receiving the grants are employed by Tandy at a store manager or higher position at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $29 1/16 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At June 30, 1999, there were 379,500 restricted stock awards outstanding and eligible for ultimate vesting under this restricted stock award.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $68.3 million and $(20.3) million, respectively, and comprehensive income for the six months ended June 30, 1999 and 1998 was $124.1 million and $16.9 million, respectively.

NOTE 7 - REVOLVING CREDIT FACILITY
In the second quarter of 1999, Tandy extended the maturity date of its $200.0 million 364-day revolving credit facility to June 2000. Tandy also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes.

NOTE 8 - SEGMENT DISCLOSURES
The table below  summarizes net sales and operating  revenues,  operating profit
(loss) and assets for Tandy's reportable segments. Consolidated operating profit
(loss) is reconciled to Tandy's income before income taxes.

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               --------------------    --------------------
(In millions)                                    1999        1998        1999        1998
-------------                                  --------    --------    --------    --------
Net sales and operating revenues:
  RadioShack (1)                               $  886.6    $  761.4    $1,776.8    $1,539.9
  Computer City (2)                                --         431.3        --         911.0
  Closed units                                      0.1         0.1         0.1         0.2
                                               --------    --------    --------    --------
                                               $  886.7    $1,192.8    $1,776.9    $2,451.1
                                               ========    ========    ========    ========
Operating profit (loss):
  RadioShack                                   $  117.2    $   93.9    $  223.6    $  178.6
  Computer City (2)                                --         (36.5)       --         (46.3)
  Closed units                                     --          (0.3)       --          (0.3)
  Corporate administration and other              (11.2)       (6.3)      (22.2)      (12.3)
  Provision for loss on sale of Computer City      --         (73.2)       --         (73.2)
                                               --------    --------    --------    --------
                                                  106.0       (22.4)      201.4        46.5
Interest income (3)                                 4.6         1.5         9.1         3.2
Interest expense (3)                               (9.6)      (11.8)      (17.9)      (22.1)
                                               --------    --------    --------    --------
Income (loss) before income taxes              $  101.0    $  (32.7)   $  192.6    $   27.6
                                               ========    ========    ========    ========

                                                                            At June 30,
                                                                       --------------------
Assets:                                                                  1999        1998
                                                                       --------    --------
  RadioShack                                                           $1,371.3    $1,351.1
  Computer City (2)                                                        --         480.1
  Corporate administration and other                                      555.3       390.1
                                                                       --------    --------
                                                                       $1,926.6    $2,221.3
                                                                       ========    ========

 (1)Includes outside sales of $15.2 million and $24.0 million for the three months ended June 30, 1999 and 1998, respectively, and $31.1 million and $40.0 million for the six months ended June 30, 1999 and 1998, respectively, related to retail support operations.
(2) Computer City was sold to CompUSA on August 31, 1998.
(3) Tandy does not allocate interest income or expense to its operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

Factors That May Affect Future Results

With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause Tandy Corporation's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce and telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the presence or absence of new services or products and product features in the merchandise categories Tandy sells and changes in Tandy's actual merchandise sales mix;
o the inability to negotiate profitable contracts or execute business plans with providers of such services as cellular, PCS, direct-to-home satellite, Internet service providers and home connectivity;
o the inability to collect the level of anticipated residuals and commissions for products and services sold by RadioShack;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect Tandy);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o   the potential negative impact of year 2000 issues; or
o the imposition of new restrictions or regulations regarding the sale of products and/or services Tandy sells or changes in tax rules and regulations applicable to Tandy.

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

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended June 30 were:

                          Three Months Ended                  Six Months Ended
                                June 30,                          June 30,
                        --------------------   % Increase   --------------------   % Increase
(In millions)             1999        1998     (Decrease)     1999        1998     (Decrease)
-------------           --------    --------    --------    --------    --------    --------
RadioShack              $  886.6    $  761.4        16.4%   $1,776.8    $1,539.9        15.4%
Computer City               --         431.3      (100.0)       --         911.0      (100.0)
                        --------    --------                --------    --------
  Retail segments          886.6     1,192.7       (25.7)    1,776.8     2,450.9       (27.5)
Closed units                 0.1         0.1         0.0         0.1         0.2       (50.0)
                        --------    --------                --------    --------
                        $  886.7    $1,192.8       (25.7)%  $1,776.9    $2,451.1       (27.5)%
                        ========    ========                ========    ========

Consolidated net sales and operating revenues decreased 25.7% and 27.5% for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease is due to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for the three and six month periods ended June 30, 1999 are not meaningful due to this sale.

RadioShack's overall sales increased 16.4% and 15.4% for the three and six months ended June 30, 1999, respectively, compared to the corresponding prior year three and six month periods. RadioShack comparable store sales increased 16.3% and 14.4% for the three and six months ended June 30, 1999, respectively, compared to the same periods in the prior year. These sales increases were driven primarily by strong sales of communications products, prepaid wireless airtime, "direct-to-home" satellite systems and services and personal computers.

Sales of communications products increased approximately 21% and 22% during the three and six months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998, due to strong sales of PCS and cellular telephones.

Sales of personal computers increased approximately 40% during the second quarter of 1999 compared to the second quarter of 1998, despite a 13% reduction in the average selling price in the second quarter of 1999 compared to the second quarter of 1998. Personal computer sales increased approximately 24% for the six months ended June 30, 1999.

The audio and video category experienced a sales increase of approximately 19% and 14% in the second quarter and first six months of 1999, respectively, when compared to the same period in 1998, due primarily to an increase in sales of direct-to-home satellite systems and services. On May 12, 1999, Tandy entered into a multi-year retail sales and service agreement with Thomson Consumer Electronics, Inc. ("Thomson"). Under this agreement, Thomson will supply RadioShack with various RCA branded audio and video components such as televisions, VCRs, camcorders, digital video disc (DVD) players, CD shelf systems and other digital entertainment products, beginning in 2000. A few items will be available in stores beginning in 1999. RCA products will be sold through RCA Digital Entertainment Centers at RadioShack via a "store-within-a-store" concept similar to the Sprint Store at RadioShack. Management believes this agreement will allow RadioShack to be more competitive in the evolution of digital technology, which will enhance sales in the audio and video category.

RETAIL OUTLETS
                                   June 30,    March 31,  December 31, June 30,
                                     1999        1999        1998        1998
                                   --------    --------    --------    --------
RadioShack
  Company-owned                       5,020       5,037       5,039       4,992
  Dealer/Franchise                    2,007       1,989       1,991       1,963
                                   --------    --------    --------    --------
                                      7,027       7,026       7,030       6,955
Computer City                         --(1)       --(1)       --(1)         101
                                   --------    --------    --------    --------
Total number of retail outlets        7,027       7,026       7,030       7,056
                                   ========    ========    ========    ========

(1)  Computer City was sold on August 31, 1998.

Gross Profit

Tandy's gross profit as a percent of net sales and operating revenues was 52.8% and 51.7% for the three and six months ended June 30, 1999, compared to 39.0% and 38.4% for the corresponding 1998 periods. These increases in gross profit were primarily the result of RadioShack sales accounting for all of Tandy's consolidated net sales and operating revenues during the first and second quarters of 1999, due to the sale of Computer City in 1998. Computer City had an inherently lower gross margin than RadioShack.

RadioShack's gross profit increased 13.5% and 12.0% in dollars for the three and six month periods ended June 30, 1999 versus 1998, respectively, but decreased as a percentage of RadioShack's total sales by 1.4 and 1.6 percentage points during the same periods. This percentage decrease was partly due to a shift within RadioShack's product offerings to increased sales of prepaid wireless airtime and personal computers, which have a significantly lower gross margin than the overall RadioShack average gross margin, as well as to a percentage point decrease in the gross margin of communication products. This decrease at RadioShack was partially offset by an increase in residual income, which has 100% gross margin.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for Tandy as a percent of net sales and operating revenues for the second quarter of 1999 was 38.4%, compared to 32.6% during the second quarter of 1998; the respective percentages for the six months ended June 30, 1999 and 1998 were 38.3% and 31.3%. The higher SG&A percentages in 1999 were due primarily to the sale of Computer City, which operated at lower relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City, comparable SG&A expense as a percentage of sales for Tandy would have approximated 38.3% for the six months ended June 30, 1999 compared to 39.9% in the same period of the prior year. This decrease was due primarily to an increase in sales at RadioShack, offset by an increase in corporate overhead expense due to non-recurring gains in the second quarter of 1998.

RadioShack's SG&A expense increased by $31.5 million and $56.5 million, respectively, but decreased as a percent of their sales and operating revenues by 2.0 and 2.1 percentage points, respectively, for the three and six months ended June 30, 1999, when compared to the same periods in the prior year. For the three and six months ended June 30, 1999, RadioShack's advertising expense and rent expense increased in dollars, but decreased as a percent of sales and operating revenues when compared to the same period in the prior year. Rent expense increased in dollars, due to new store openings and lease renewals at slightly higher rates. Advertising expense increased in dollars due primarily to increased television advertising during the first half of 1999. The decrease in rent and advertising expenses as a percent of sales and operating revenues is due primarily to the favorable effect of increased comparable store sales on their respective expense rate structures. Salary expense increased in dollars and increased slightly as a percent of RadioShack's sales and operating revenues during the three and six months ended June 30, 1999, compared to the same periods in 1998, due to retail store expansions, and increases in commissions, bonuses and other incentives resulting from strong comparable store sales and profits.

Restricted Stock Awards

On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. This restricted stock grant of February 1998 will vest at the end of five years on February 2, 2003, if managers receiving the grants are employed by Tandy at a store manager or higher position, at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $29 1/16 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, will be recognized over the remaining vesting period when it becomes probable that the performance criteria will be met or upon actual vesting. At June 30, 1999, there were 379,500 restricted stock awards outstanding and eligible for ultimate vesting under this restricted stock award. Tandy does not plan to continue granting restricted stock awards to RadioShack store managers.

1999 Incentive Stock Plan

In February 1999, Tandy, based upon the Board of Directors' authorization, adopted the Tandy Corporation 1999 Incentive Stock Plan ("1999 ISP"), which authorizes the grants of non-qualified stock options and stock appreciation rights to broad based employee groups and other eligible employees. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted under the plan. The 1999 ISP is administered by an independent committee of the Board as a broadly based plan to provide stock option incentives primarily to RadioShack's 5,000 plus store managers and to other eligible employees of Tandy. A total of 9.5 million shares of Tandy common stock was reserved for issuance under the 1999 ISP.

The Organization and Compensation  Committee of the Board granted  approximately
2.2 million stock options under the 1999 ISP at fair market value on February 24, 1999, primarily to RadioShack's 5,000 plus store managers employed as of that date.

Sale of Computer City, Inc.

On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City subsidiary to CompUSA. Tandy received approximately $36.5 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The note bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year; the first payment was made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. Tandy recognized a loss of $73.2 million in the second quarter of 1998, a loss of $30.0 million in the third quarter of 1998 and a loss of $5.0 million in the fourth quarter of 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy. Although no significant additional provisions are expected in 1999 relating to the sale of Computer City, unexpected contractual requirements associated with the sale, among other factors, could result in additional charges.

Net Interest Expense

Net interest expense for the three and six months ended June 30, 1999 was $5.0 million and $8.8 million versus $10.3 million and $18.9 million for the comparable three and six months in 1998, respectively. Interest expense decreased $2.2 million and $4.2 million for the three and six months ended June 30, 1999 versus June 30, 1998, respectively, due, in part, because Tandy no longer incurred interest expense on Computer City capital lease obligations after the sale of this subsidiary. Also, Tandy reduced its average short-term debt outstanding during the first half of 1999 when compared to the same period in the prior year. Interest income increased $3.1 million and $5.9 million for the three and six months ended June 30, 1999, respectively, compared to the prior year periods, due to interest received from the CompUSA note receivable. Net interest expense is expected to decrease moderately during the remainder of 1999, when compared to the prior year.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year, as evaluated at the end of each quarter. The effective tax rates for the second quarter of 1999 and 1998 were 39.0% and 38.5%, respectively. The increase in the effective tax rate over the prior year is due primarily to an increase in the effective state tax rate, which results from a higher percentage of income being earned in states with higher tax rates.

Cash Flow and Financial Condition

Cash flow provided by operating activities approximated $120.0 million in the six month period ended June 30, 1999 compared to $99.0 million in the prior year. This change was due in part to an $11.7 million increase in net income after adjustments for non-cash items in the first six months of 1999, compared to the first six months of 1998. The increase in cash flow from operating activities for the first six months of 1999 was also positively affected by changes in working capital, which increased cash flow by $9.3 million from the prior year.

Investing activities used $66.8 million in cash flow in the six months ended June 30, 1999, compared to $67.1 million during the same period of the prior year. Investing activities for the six months ended June 30, 1999 included capital expenditures totaling $44.4 million, primarily for retail expansion and upgrade of information systems. Additionally, Tandy made a $20.0 million investment in NorthPoint Communications, Inc. ("NorthPoint") in April 1999. See "Recent Events" for further information. Management anticipates that capital expenditure requirements will approximate $70.0 million to $80.0 million for the remainder of 1999, primarily to support RadioShack future store expansions and refurbishments, and to update additional information systems.

Cash used by financing activities for the six months ended June 30, 1999 was $74.0 million, compared to $75.9 million in the previous year. Purchases of treasury stock required $130.2 million for the six months ended June 30, 1999, compared to $135.5 million during the same period of 1998. The current year's stock repurchases were partially offset by $45.1 million received from stock option exercises and the sale of treasury stock to employee stock plans. Medium-term notes issued by Tandy under its 1997 Debt Shelf Registration provided approximately $32.0 million in cash flow for the six months ended June 30, 1999.

Cash and cash equivalents at June 30, 1999 were $43.7 million, compared to $64.5 million at December 31, 1998 and $61.9 million at June 30, 1998. Total debt as a percentage of total capitalization was 36.7% at June 30, 1999, compared to 35.6% at December 31, 1998 and 37.7% at June 30, 1998. Long-term debt as a percentage of total capitalization was 19.2% at June 30, 1999, compared to 17.9% at December 31, 1998 and 17.5% at June 30, 1998.

In March 1997, Tandy announced its Board of Directors had authorized management to purchase up to 20.0 million additional shares of its common stock through its existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of its stock. This increase brought the total authorization to 60.0 million shares, of which approximately
53.9 million shares, totaling $806.8 million, had been purchased as of June 30, 1999. During the quarter ended June 30, 1999, Tandy repurchased approximately
0.6 million shares for $25.4 million under the program and for the six months ended June 30, 1999, Tandy repurchased 2.0 million shares totaling $61.0 million under the program. Additionally, on October 26, 1998, Tandy announced its Board of Directors had authorized the repurchase of up to 10.0 million shares of Tandy common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans. As of June 30, 1999, Tandy had purchased approximately 4.0 million shares for $107.0 million under this program, which included the repurchase of approximately 0.6 million shares and
1.2 million shares for $25.5 million and $43.2 million during the second quarter and six months ended June 30, 1999, respectively. Purchases will continue to be made from time to time in the open market and it is expected that funding of these programs will come primarily from operating cash flow and existing funding sources.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to two million put options on Tandy common stock. Such options grant the purchaser the right to sell shares of Tandy's common stock to Tandy at specified prices upon exercise of the options. These put options are exercisable only at maturity and can be settled in cash at Tandy's option, in lieu of repurchasing the stock. The issued put options have a maturity of six months. Tandy has sold approximately 1.0 million options since the inception of the program. Tandy had 0.8 million options outstanding at June 30, 1999 and approximately 0.7 million outstanding at July 31, 1999. The options expire on various dates through January 2000. At June 30, 1999, the full redemption value of the options was classified as common stock put options in the accompanying Consolidated Balance Sheet. The related offset was recorded in common stock in treasury, net of premiums received. Put options will continue to be sold from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, Tandy's liquidity and other considerations.

In May 1997, Tandy filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the S.E.C., which was declared effective in August 1997. In August 1997, Tandy issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, Tandy issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million of medium-term notes was issued in January 1999. Tandy's medium and long-term notes outstanding at June 30, 1999 under the 1991 and 1997 shelf registrations totaled $232.0, compared to $205.0 million outstanding at June 30, 1998. The interest rates at June 30, 1999 for the outstanding $81.8 million in medium-term notes ranged from 6.09% to 7.25% with a weighted average coupon rate of 6.2%. As of July 31, 1999, Tandy had remaining availability of $69.0 million under the 1997 Shelf Registration.

Inventory

Total inventories at June 30, 1999 decreased $56.2 million or 6.2% since December 31, 1998 and decreased $331.4 million or 27.9% since June 30, 1998. The decrease in inventory since year end was due to normal seasonal fluctuations and strong sales at RadioShack. The decrease since the second quarter of 1998 was due primarily to the sale of Computer City and to a $38.9 million reduction at RadioShack resulting from strong sales.

Accounts Receivable

Total accounts receivable at June 30, 1999 decreased $10.6 million or 4.9% since December 31, 1998 and decreased $27.0 million or 11.7% since June 30, 1998. The decrease in accounts receivable since December 31, 1998 was due to normal seasonal fluctuations. The decrease since June 30, 1998 was due primarily to the sale of Computer City, offset by an increase in RadioShack's accounts receivable relating to residuals and brand name vendor support. Residuals are recurring revenue from wireless telephone carriers and from long distance, digital satellite service and pager activation providers.

Accrual for 1996 Business Restructuring

In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See Tandy's 1998 Annual Report for a discussion of the 1996 restructuring reserve transactions. The following schedule is an analysis of additional reserves and amounts charged against the reserve during the six months ended June 30, 1999. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.

                                                   Charges
                           Balance    Additional   1/1/99-     Balance
(In millions)              12/31/98    Reserves    6/30/99     6/30/99
-------------              --------    --------    --------    --------
Real estate obligations    $   19.4        --          (4.3)   $   15.1
Other                           0.8        --          (0.1)        0.7
                           --------    --------    --------    --------
                           $   20.2        --          (4.4)   $   15.8
                           ========    ========    ========    ========

Although no significant additional provisions are expected in 1999 relating to the 1996 restructuring, unexpected defaults by sub-tenants, among other factors, could result in additional charges.

Changes in Stockholders' Equity
                                                 Outstanding
(In millions)                                   Common Shares      Dollars
                                                -------------     --------
Balance at December 31, 1998                          97.4        $  848.2
Foreign currency translation  adjustments,
 net of deferred taxes                                --              (0.2)
Sale of treasury stock to employee stock
 plans                                                 0.3            21.8
Purchases of treasury stock                           (2.3)         (127.3)
Common stock put options                              --             (21.7)
Exercise of stock options and grant of stock
 awards                                                1.5            37.6
Repurchase of preferred stock                         --              (6.2)
Preferred stock dividends, net of tax                 --              (1.8)
TESOP and restricted stock deferred
 compensation earned                                  --               5.9
Common stock dividends                                --             (19.4)
Unrealized gain on NorthPoint Communications,
 net of tax                                           --               6.8
Two-for-one split of common stock                     96.6            (0.3)
Net income                                            --             117.5
                                                  ---------       --------
Balance at June 30, 1999                             193.5        $  860.9
                                                  =========       ========

Recent Events

On May 21, 1999, Tandy announced it has entered into a definitive agreement to acquire AmeriLink Corporation ("AmeriLink") in an all stock transaction valued at approximately $75.0 million. AmeriLink designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. AmeriLink will continue to provide these services to outside parties as well as to RadioShack. The transaction became effective July 30, 1999 and will be accounted for under the purchase method in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the fair value of the assets will be allocated to goodwill.

On April 21, 1999, Tandy announced it had entered into a strategic agreement with NorthPoint, a provider of Digital Subscriber Line ("DSL") technology. DSL technology transports data at guaranteed speeds up to 25 times faster than common dial-up modems, allowing for high-speed Internet access and other data-intensive applications. Management anticipates this alliance will accelerate the adoption rate of these services at an affordable price to the mass market. Additionally, NorthPoint will provide RadioShack with DSL services for consumer display purposes in many of its retail stores, as well as for internal use. NorthPoint currently operates in 24 markets in the U.S. and expects to expand its service territory to 28 markets by the end of 1999.

Management believes these two agreements are significant steps towards achieving Tandy's strategic plan for RadioShack to become "America's Connectivity Store," similar to its existing concept of "America's Telephone Store." Connectivity will provide solutions for connecting to and utilizing high-speed bandwidth. Bandwidth refers to volume at which data can be transmitted and, depending on the volume delivered, may enable consumers to have such capabilities as instant and/or high speed Internet, movies on demand and multiple phone/fax connections through a single phone line.

Additionally, on May 3, 1999, Tandy announced the formation of a new e-commerce business unit called radioshack.com, which management expects will be launched in the fall of 1999. Radioshack.com will initially offer approximately 20,000 products, as well as unique services.

Year 2000 Readiness Disclosure

Tandy's management recognizes the importance of taking necessary action in order that its operations and relationships with key vendors, service providers, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems require modifications in order for these systems to be ready for the year 2000. All statements made and referred to here are Year 2000 Readiness Disclosures under the "Year 2000 Information and Readiness Disclosure Act."

State of Readiness: Tandy has been and will continue to use a combination of internal and external resources to identify, assess, remediate and test its many different information technology ("IT") systems such as point of sale, payroll, credit, purchase ordering, merchandise distribution, management reporting, manufacturing, mainframe, and client/server applications, as well as its non-IT systems (e.g. heating, ventilating and air conditioning systems, building security systems, etc.).

Since beginning the project in 1995, Tandy has completed identifying and assessing 100% of its internal mid-range and mainframe IT applications, data communication and telecommunication systems, servers and most of its personal computer hardware for year 2000 readiness. As of June 30, 1999, remediation and unit testing was approximately 99% complete for mid-range and mainframe applications. Unit testing determines the accuracy of the programming changes to the code. For data communication systems, telecommunication systems and servers, verification of year 2000 readiness was approximately 97%, 87% and 100% complete as of June 30, 1999, respectively, and is expected to be 100% complete by September 30, 1999.

Testing to validate that all of Tandy's mission critical systems will interface and operate effectively to process data containing dates subsequent to January 1, 2000 is expected to be completed by the end of 1999. Third-party software systems, including financial systems, point-of-sale and manufacturing, have been or will be implemented during 1999. The vendors of these third-party software packages have stated that they are year 2000 ready; however, Tandy continues to conduct its own testing in 1999 which will be completed by year end.

With respect to non-IT system issues, Tandy has identified and assessed its significant building and process and production control systems for any year 2000 issues relating to the operations of its facilities. Identification and assessment of security access, building control systems and elevators in the buildings which serve as Tandy's corporate headquarters have been completed. Approximately 95% have either been certified by the vendor or manufacturer or determined by other evaluation methods to be year 2000 ready at June 30, 1999. Tandy has also identified and assessed non-IT year 2000 issues of its remote locations, such as its distribution centers, manufacturing plants, and administrative offices, and has taken appropriate action to ensure year 2000 readiness. All of Tandy's significant non-IT systems are expected to be year 2000 ready or appropriate workarounds and contingency plans in place by October 1999.

Although unforeseen circumstances may arise, Tandy expects its remediation program to be completed by November 1999. Tandy will continue communicating with its key suppliers, utilities, financial institutions, customers and others throughout the remainder of 1999 to determine and monitor their state of year 2000 readiness, to coordinate year 2000 conversions where appropriate and to determine the extent to which Tandy's interface systems are vulnerable.

Costs: In management's opinion, the financial impact of being year 2000 ready is not expected to be material to Tandy's consolidated financial position, results of operations or cash flows. Management anticipates that total expenditures associated with the year 2000 internal modifications will range from $12.0 million to $15.0 million, which has been and will continue to be funded from operating cash flow. As of June 30, 1999, approximately $8.6 million representing internal payroll and related benefits, depreciation expense, machine time and incentive bonuses, among other costs, has been spent on these internal modifications. An additional $1.1 million has been paid to external parties for consulting and professional fees. As required by generally accepted accounting principles, all of these costs are expensed as incurred. Combined, internal and external costs related to the year 2000 project account for approximately 7.0% of Tandy's annual IT budget. Additionally, Tandy has purchased and is installing third party financial software packages and related hardware totaling approximately $25.0 million in light of the year 2000 issue. These purchases are in addition to other capital investments made in the normal course of business for certain third party software systems and applications which address the ongoing retail and operational needs of Tandy.

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

There can be no assurance that the systems of third party providers on which Tandy's systems rely will be converted timely and that the systems will not have an adverse effect on Tandy's systems or ongoing operations. However, concerning the risks associated with third parties, Tandy believes that the most reasonably likely worst case scenario is that some of Tandy's merchandise vendors will not be compliant and will have difficulty filling and distributing orders. Failure of one or more third party service providers on whom Tandy relies to address year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from such failures would depend on the time period in which the failure goes uncorrected and on how widespread the impact is.

Tandy has catalogued and identified RadioShack branded products it has sold since 1993 which have a time and/or date function. A listing of these products and their functionality subsequent to January 1, 2000, if known to RadioShack through its evaluation, is available at the web site: www.radioshack.com. Since the fourth quarter of 1996, RadioShack has required correct date manipulation for any new RadioShack products with date and time functions that are cognizant of the year, and has adopted related testing and evaluation procedures. Tandy has considered the implications of possible year 2000-related claims regarding products it has manufactured or sold, or is currently manufacturing or selling. However, the outcomes of any year 2000 claims and the impact of such claims cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by legal systems in the United States and worldwide.

Tandy has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, Tandy has made the assumption that financial institutions and the Federal Reserve System, as well as most utility companies and national telecommunications providers, will continue to operate. The lack of such services could have a material effect on Tandy's ability to operate, but Tandy has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans: Tandy has completed a prioritization of year 2000 issues in order to develop and document year 2000 contingency plans. Tandy has identified its critical applications to be its merchandising and inventory systems, which include purchasing, receiving and distribution and store replenishment and its point-of-sale store operating system, as well as its financial systems, which include payroll, accounts payable and receivable, banking and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, Tandy will resort to temporary manual processing for recording sales, ordering product and replenishing its retail stores, which is not expected to have a material adverse impact on its operations in the short-term. Management anticipates having a formal documented contingency plan to deal with this scenario and others completed by November 1999. Tandy's 11 distribution centers are located in various geographic areas of the United States. Should one or more of these distribution centers fail to operate due to regional power outages or other unforeseen circumstances, Tandy's other distribution centers which may be operating could replenish stores typically serviced by those distribution centers for a relatively short period of time. Management anticipates having a formal documented contingency plan to deal with this scenario by November 1999. No single internal or third party supplier accounts for a material portion of Tandy's sales and operating revenues. As such, management has determined that a formal list of alternative suppliers is not needed.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 1999. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 20, 1999, the Company elected directors to serve for the ensuing year. Out of the 100,237,898 eligible votes, 85,728,383 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by security holders voting in person. There were 9,928,123 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth below under Item No. 1:

Item No. 1
----------

NOMINEES FOR DIRECTORS
----------------------
                                   VOTES          VOTES
DIRECTORS                           FOR          WITHHELD
---------                           ---          --------

Frank J. Belatti                 83,127,545      2,600,837
James I. Cash, Jr.               84,326,407      1,401,976
Ronald E. Elmquist               83,106,973      2,621,410
Lewis F. Kornfeld, Jr.           84,188,191      1,540,192
Jack L. Messman                  84,672,849      1,055,534
William G. Morton, Jr.           84,983,688        744,695
Thomas G. Plaskett               84,711,780      1,016,602
John V. Roach                    83,839,591      1,888,791
Leonard H. Roberts               84,943,118        785,265
Alfred J. Stein                  84,568,131      1,160,252
William E. Tucker                84,192,750      1,535,633
Edwina D. Woodbury               83,251,145      2,477,238

Item No. 2
----------

Adoption of the Compensation Plan for Executive Officers:

          FOR                AGAINST             ABSTAIN
          ---                -------             -------

       80,478,526           3,611,065           1,638,791


ITEM 5.  OTHER INFORMATION.

Leonard H. Roberts, President and Chief Executive Officer, Tandy Corporation and President of RadioShack, was elected Chairman of the Board, Tandy Corporation by the Board of Directors at their May 20, 1999 meeting.

Tandy announced on July 26,1999 the appointment of Robert Kamerschen to the Board of Directors of Tandy Corporation. Mr. Kamerschen is currently a private investor and senior management consultant, and was formerly Chairman and Chief Executive Officer of ADVO, Inc., a direct mail marketing company.

On July 26, 1999, Tandy also announced that James I. Cash, Jr., a member of Tandy's Board of Directors since 1989, would retire from the board effective August 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

          1) On May 13, 1999, the Company announced that it had entered into a strategic alliance with Thomson Consumer Electronics. The Form 8-K was filed on May 14, 1999.

          2) On May 21, 1999,  the Company  announced that it had entered into a
             definitive  agreement  to  acquire  AmeriLink   Corporation  in  an
             all-stock transaction. The Form 8-K was filed on May 24, 1999.

          3) On May 25, 1999, the Company announced a 2-for-1 split of Tandy common stock. The Form 8-K was filed on May 25, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Tandy Corporation
                                  (Registrant)







Date:  August 11, 1999       By /s/ Richard L. Ramsey
                                --------------------------------
                                    Richard L. Ramsey
                                Vice President and Controller
                                  (Authorized Officer)





Date:  August 11, 1999          /s/ Dwain H. Hughes
                                ---------------------------------
                                    Dwain H. Hughes
                                Senior Vice President and
                                 Chief Financial Officer
                              (Principal Financial Officer)


                                TANDY CORPORATION
                                INDEX TO EXHIBITS
Exhibit                                                                         Sequential
Number         Description                                                       Page No.
------         -----------                                                      ----------
2c             Stock  Purchase  Agreement as of July 17, 1997 by and among Tandy
               Corporation as Seller,  EVP Colonial,  Inc. as Company and Eureka
               Venture Partners III LLP as Purchaser (without  exhibits), (filed as  Exhibit 2g to Tandy's Form 10-Q  filed on August  8, 1997 and incorporated  herein by reference).

3a(i)          Restated Certificate of Incorporation of Tandy Corporation dated
               July 26, 1999.                                                       22

3a(ii) Certificate of Elimination of Series C Conversion Preferred Stock of Tandy Corporation 39 dated July 26, 1999.

3a(iii)        Amended Certificate of Designations, Preferences and Rights of
               Series A Junior 40 Participating Preferred Stock of Tandy
               Corporation dated July 26, 1999.

3b Tandy Corporation Bylaws, restated as of December 16, 1998 (filed as Exhibit 3b to Tandy's Form 10-K filed on March 29, 1998 and incorporated herein by reference).

4a             Amended and Restated Rights Agreement dated as of July 26, 1999.     45

4b Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender,
               Citibank, N.A., as Syndication Agent and Lender, Bank of America
               National Trust & Savings Association, as Documentation Agent and
               Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New
               York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4n to Tandy's Form 10-Q filed on August 13, 1998 and incorporated herein by reference).

4c             First Amendment to Revolving Credit Agreement (Facility A) dated     69
               as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as
               Agent and Lender, Citibank, N.A. as Syndication Agent and Lender,
               The Bank of New York, as Documentation Agent, and BankBoston,
               N.A., First Union National Bank, Fleet National Bank and The
               First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the
               Revolving Credit Agreement (Facility A)dated as of June 25,1998.

4d Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender,
               Citibank, N.A., as Syndication Agent and Lender, Bank of America
               National Trust & Savings Association, as Documentation Agent and
               Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New
               York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4o to Tandy's Form 10-Q filed on August 13, 1998 and incorporated herein by reference).

4e             First Amendment to Revolving Credit Agreement (Facility B) dated     77
               as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as
               Agent and Lender, Citibank, N.A. as Syndication Agent and Lender,
               The Bank of New York, as Documentation Agent, and BankBoston,
               N.A., First Union National Bank, Fleet National Bank and The
               First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the
               Revolving Credit Agreement (Facility B) dated as of June 25,1998.

10a*           Salary   Continuation  Plan  for  Executive  Employees  of  Tandy
               Corporation and Subsidiaries  including  amendment dated June 14,
               1984  with  respect  to   participation   by  certain   executive
               employees,  as restated  October 4, 1990 (filed as Exhibit 10a to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10b*           Post  Retirement  Death  Benefit  Plan  for  Selected   Executive
               Employees of Tandy  Corporation and Subsidiaries as restated June
               10,  1991  (filed as Exhibit  10c to  Tandy's  Form 10-K filed on
               March 30, 1994 and incorporated herein by reference).

10c*           Tandy Corporation Officers Deferred Compensation Plan as restated
               July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on
               March 30, 1994 and incorporated herein by reference).

10d*           Director  Fee  Resolution  (filed as Exhibit 10h to Tandy's  Form
               10-K  filed  on  March  30,  1994  and  incorporated   herein  by
               reference).

10e*           Tandy  Corporation  1985 Stock Option Plan as restated  effective
               August 1990  (filed as Exhibit 10i to Tandy's  Form 10-K filed on
               March 30, 1994 and incorporated herein by reference).

10f*           Tandy Corporation 1993 Incentive Stock Plan as amended and           84
               restated on February 24, 1998.

10g* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10h*           First Restated Trust Agreement Tandy Employees Supplemental Stock
               Program through Amendment No. IV dated January 1, 1996 (filed as exhibit 4d to Tandy's Form 10-K filed on March 28, 1996 and incorporated herein by reference).

10i*           Forms of  Termination  Protection  Agreements  for (i)  Corporate
               Executives,   (ii)  Division  Executives,  and  (iii)  Subsidiary
               Executives  (filed as Exhibit  10m to Tandy's  Form 10-Q filed on
               August 14, 1995 and incorporated herein by reference).

10j*           Tandy  Corporation  Termination  Protection  Plans for  Executive
               Employees of Tandy Corporation and its Subsidiaries (i) the Level
               I and (ii) Level II Plans  (filed as Exhibit  10n filed on August
               14, 1995 and incorporated herein by reference).

10k*           Forms of Bonus Guarantee Letter Agreements with certain Executive
               Employees of Tandy  Corporation and its Subsidiaries (i) Formula,
               (ii)  Discretionary,  and (iii) Pay Plan (filed as Exhibit 10o to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10l* Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit
               10p to Tandy's Form 10-K filed on March 28, 1996 and incorporated herein by reference).

10m*           Tandy Corporation 1997 Incentive Stock Plan as amended and           99
               restated February 24, 1998.

10n* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10s to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10o* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation, (filed as
               Exhibit 10t to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10p*           Form of December 1997 Deferred Salary and Bonus Agreement  (Stock
               Investment)   with   selected   Executive   Employees   of  Tandy
               Corporation,  (filed as Exhibit 10u to Tandy's Form 10-K filed on
               March 26, 1998 and incorporated herein by reference).

10q*           Form of December  1997 Salary and Bonus  Agreement  with selected
               Executive Employees of Tandy Corporation, (filed as Exhibit 10v to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10r*           Tandy Corporation Executive Deferred Compensation Plan, effective
               April 1, 1998, (filed as Exhibit 10w to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10s*           Tandy Corporation  Executive Deferred Stock Plan, effective April
               1,  1998,  (filed as Exhibit  10x to  Tandy's  Form 10-K filed on
               March 26, 1998 and incorporated herein by reference).

10t* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and John V. Roach (filed as Exhibit 10z to Tandy's Form 10-Q filed on May 13, 1998 and incorporated herein by reference).

10u* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to Tandy's Form 10-Q filed on May 13, 1998 and incorporated herein by reference).

10v*           Form of  Executive  Pay Plan  Letters  (filed as  Exhibit  10b to
               Tandy's Form 10-K filed on March 29, 1999 and incorporated herein by reference).

10w*           Severance  Agreement  dated  October 23, 1998 between  Leonard H.
               Roberts  and Tandy  Corporation  (filed as Exhibit 10z to Tandy's
               Form 10-K filed on March 29, 1999 and incorporated herein by reference).

10x*           Tandy Corporation Unfunded Deferred Compensation Plan for
               Directors as amended and restated June 1, 1999.                     114

10y*           Tandy Corporation 1999 Incentive Stock Plan dated February 24,      117
               1999.

11             Statement of Computation of Ratios of Earnings to Fixed Charges.    128

27             Financial Data Schedule.
-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement."

                                                                   EXHIBIT 3a(i)


                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                                TANDY CORPORATION

        This Restated Certificate of Incorporation of Tandy Corporation (the "Corporation") was duly approved by the Board of Directors of the Corporation and only restates and integrates but does not further amend the provisions of the Corporation's Certificate of Incorporation, as heretofore amended or supplemented; and there is no discrepancy between the provisions of the original Certificate of Incorporation, as amended or supplemented, and the provisions of the Restated Certificate of Incorporation set forth below except as permitted by
Section 245 of the General Corporation Law. The original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on December 19, 1967.

        FIRST: The name of the corporation (hereinafter referred to as the "Corporation") is TANDY CORPORATION.

        SECOND:The registered office of the Corporation in the State of Delaware is located at 1209 Orange Street, in the City of Wilmington, County of New Castle, Delaware 19801. The registered agent in charge thereof upon whom process against the Corporation may be served, is The Corporation Trust Company.

        THIRD: The nature of the business of the Corporation and the objects and purposes to be transacted, promoted and carried on by it are as follows:

        (a) To carry on a general business as manufacturers and merchants, and to manufacture, produce, finish, treat, cure, tan or otherwise process, buy, sell, import, export and generally trade and deal in and with any and all kinds of materials, goods, wares and merchandise.

        (b) To subscribe for or cause to be subscribed for, to purchase, invest in, acquire, hold, own, sell, assign, transfer, mortgage, pledge, exchange, distribute or otherwise dispose of the whole or any part of the shares of stock, bonds, mortgages, debentures, notes, coupons and other securities, obligations, contracts, and evidences of indebtedness of any corporation, domestic or foreign, and to issue in exchange therefor its shares of stock, bonds or other obligations; to exercise in respect to any such shares of stock, bonds or other securities, any and all rights, powers and privileges of individual owners or holders, including the right to vote thereon and to aid in any manner permitted by law any corporation or association of which any bonds or other securities or evidences of indebtedness or stock are held by the Corporation, and to do any acts or things designed to protect, preserve, improve, or enhance the value of any such stock, bonds or other securities or evidences of indebtedness, and to organize or promote or facilitate the organization of subsidiary companies.

        (c) To buy, lease or otherwise acquire the goodwill, franchises, rights, and property, both real, personal and mixed, of any person, firm, association or corporation, and to pay for the same in cash, property, stocks or bonds of the Corporation or otherwise and to hold and use or in any manner dispose of the whole or any part of the property so acquired; to conduct, carry on, operate, manage, control, improve and develop the whole or any part of any business or property so acquired, either in the name of such other person or persons, firm or corporation, and to exercise all the powers necessary or convenient in and about the conduct and management of such business.

        (d) To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

        (e) To do any and all things necessary, suitable, useful or proper in the accomplishment of any of the purposes and powers hereinabove set forth, either as principal or as agent, and in connection therewith to maintain offices, to appoint agents, to make contracts, to borrow money, to acquire, hold, mortgage, pledge, lease, sell, grant licenses with respect to or otherwise dispose of real and personal property, and to do any and all other acts and things, all to the same extent and as fully as natural persons might or could lawfully do in any part of the world, but only within the limits permitted to corporations organized under General Corporation Law of Delaware.

        The foregoing enumeration of purposes, powers and objects shall not be deemed to limit or restrict in any manner the general powers of the Corporation under the General Corporation Law of Delaware or the laws of any state, territory, district or foreign country where the Corporation may be authorized to do business.

        FOURTH:The total number of shares which the Corporation shall have authority to issue is two hundred fifty-one million (251,000,000) of which one million (1,000,000) shares without par value shall be Preferred Stock and two hundred fifty million (250,000,000) shares of the par value of one dollar ($1.00) per share shall be Common Stock. The Preferred Stock shall be issued from time to time in one or more series with such distinctive serial designations and (a) may have such voting powers, full or limited, or may be without voting powers; (b) may be subject to redemption at such time or times and at such prices; (c) may be entitled to receive dividends (which may be cumulative or noncumulative) at such rate or rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes of stock; (d) may have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
(e) may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation, at such prices or prices or at such rates of exchange, and with such adjustments; and (f) shall have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, all as shall hereinafter be stated and expressed in the resolution or resolutions providing for the issue of such Preferred Stock from time to time adopted by the Board of Directors pursuant to authority so to do which is hereby granted to and vested in the board.

        Each share of Common Stock shall entitle the holder thereof to one vote, in person or by proxy, at any and all meetings of the stockholders of the Corporation.

        No stockholder, as such, shall have any preemptive right to subscribe for or purchase any additional shares of stock or securities convertible into or carrying warrants or options to acquire shares of stock of the Corporation.

        Any and all right, title, interest and claim in or to any dividends declared by the Corporation, whether in cash, stock or otherwise, which are unclaimed by the stockholder entitled thereto for a period of six years after the close of business on the payment date, shall be and be deemed to be extinguished and abandoned; and such unclaimed dividends in the possession of the Corporation, its transfer agents or other agents or depositaries, shall at such time become the absolute property of the Corporation, free and clear of any and all claims of any persons whatsoever.

        A.     Series A Junior Participating Preferred Stock

               Section 1.    Designation, Par Value and Amount.

               There shall be a series of preferred stock of the Corporation designated as the "Series A Junior Participating Preferred Stock," without par value (the "Series A Preferred Stock"), and the number of shares constituting such series shall be 300,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock, to a number less than that of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, options or warrants or upon conversion of outstanding securities issued by the Corporation.

               Section 2.    Dividends and Distributions.

               (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, par value $1.00 per share, of the Corporation and any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the fifteenth day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock in an amount per share (rounded to the nearest cent) equal to the greater of (a) $500 or (b) 10,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock, or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time after July 26, 1999, (i) declare any dividend on the Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock, or
(iii) combine or consolidate the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

               (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $500 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

               (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share by share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

               Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

               (A) Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

               (B) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

               (C) (i) If at any time dividends on any Series A Preferred Stock, shall be in arrears in an amount equal to six (6) quarterly dividends thereon, the occurrence of such contingency shall mark the beginning of a period (a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series A Preferred Stock, then outstanding shall have been declared and paid or set apart for payment. During each default period, the holders of the Series A Preferred Stock with dividends in arrears in an amount equal to six (6) quarterly dividends thereon, voting as a class, shall have the right to elect two (2) directors.

               (ii) During any default period, such voting right of the holders of Series A Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this Section 3(C) or at any annual meeting of stockholders, and thereafter at annual meetings of stockholders, provided that neither such voting right nor the right of the holders of any other series of preferred stock, if any, to increase, in certain cases, the authorized number of directors shall be exercised unless the holders of ten percent (10%) in number of shares of Series A Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Series A Preferred Stock of such voting right. At any meeting at which the holders of Series A Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) directors, or if such right is exercised at an annual meeting, to elect two (2) directors. If the number of directors that may be so elected at any special meeting does not amount to the required number, the holders of the Series A Preferred Stock shall have the right to make such increase in the number of directors as shall be necessary to permit the election by them of the required number. After the holders of the Series A Preferred Stock shall have exercised their right to elect directors in any default period and during the continuance of such period, the number of directors shall not be increased or decreased except by vote of the holders of Series A Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Preferred Stock.

               (iii) Unless the holders of Series A Preferred Stock shall, during an existing default period, have previously exercised their right to elect directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Series A Preferred Stock outstanding, irrespective of series, may request, the calling of a special meeting of the holders of Series A Preferred Stock, which meeting shall thereupon be called by the Chairman, President, a Vice-President or the Corporate Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Series A Preferred Stock are entitled to vote pursuant to this paragraph (C)(iii) shall be given to each holder of record of Series A Preferred Stock by mailing a copy of such notice to him or her at his or her last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 10 days and not later than 60 days after such order or request or in default of the calling of such meeting within 60 days after such order or request, such meeting may be called on similar notice by any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Series A Preferred Stock outstanding. Notwithstanding the provisions of this paragraph (C)(iii), no such special meeting shall be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the stockholders.

               (iv) In any default period, the holders of Common Stock, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of directors until the holders of Series A
Preferred Stock shall have exercised their right to elect two (2) directors voting as a class, after the exercise of which right (x) the directors so elected by the holders of Series A Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining directors theretofor elected by the holders of the class of stock which elected the director whose office shall have become vacant. References in this paragraph (C) to directors elected by the holders of a particular class of stock shall include directors elected by such directors to fill vacancies as provided in clause (y) of the foregoing sentence.

               (v) Immediately upon the expiration of a default period, (x) the right of the holders of Series A Preferred Stock, as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Series A Preferred Stock as a class shall terminate, and (z) the number of directors shall be such number as may be provided for in, or pursuant to, the Restated Certificate of Incorporation or Bylaws irrespective of any increase made pursuant to the provisions of paragraph (C) (ii) of this Section 3 (such number being subject, however to change thereafter in any manner provided by law or in the Restated Certificate of Incorporation or Bylaws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining directors, even though less than a quorum.

               (D) Except as set forth herein (or as otherwise required by applicable law), holders of Series A Preferred Stock shall have no general or special voting rights and their consent shall not be required for taking any corporate action.

               Section 4.    Certain Restrictions.

               (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

                      (i) declare or pay dividends, or make any other distributions on, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

                      (ii) declare or pay dividends, or make any other distributions on, any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred
Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts as to which the holders of all such shares are then entitled;

                      (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock;

                      (iv) redeem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

               (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

               Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein, in the Restated Certificate of Incorporation, in any other Certificate of Designations, Preferences and Rights creating a series of Preferred Stock or as otherwise required by law.

               Section 6.    Liquidation, Dissolution or Winding Up.

               (A) With respect to any liquidation, dissolution or winding up (voluntary or otherwise) of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $10,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 10,000 (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Preferred Stock and Common Stock, respectively, holders of Series A Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

               (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Preferred Stock, then such remaining assets shall be distributed ratably to the holders of Series A Preferred Stock and the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

               (C) In the event the Corporation shall at any time after July 26, 1999, (i) declare any dividend on the Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine or consolidate the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of Common Stock that were outstanding immediately prior to such event.

               Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share equal to 10,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after July 26, 1999,
(i) declare any dividend on the Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine or consolidate the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that are outstanding immediately prior to such event.

               Section 8. No Redemption. The shares of Series A Preferred Stock shall not be redeemable.

               Section 9. Ranking. The Series A Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

               Section 10. Amendment. The Restated Certificate of Incorporation of the Corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds (66 2/3%) or more of the outstanding shares of Series A Preferred Stock, voting together as a single class.

               Section 11. Fractional Shares. Series A Preferred Stock may be issued in fractions of a share, which are one ten-thousandths or integral multiples of one ten-thousandths of a share, which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

        B.     Series B TESOP Convertible Preferred Stock

        Section 1. Designation and Amount; Special Purpose Restricted Transfer Issue.

               (A) The shares of this series of Preferred Stock shall be designated as Series B TESOP Convertible Preferred Stock ("Series B Preferred Stock") and the number of shares constituting such series shall be one hundred thousand (100,000) shares.

               (B) Shares of Series B Preferred Stock shall be issued only to a trustee acting on behalf of an employee stock ownership plan or other employee benefit plan of the Company. In the event of any transfer of shares of Series B Preferred Stock to any person other than the issuance of Series B Preferred Stock to any such plan trustee, the shares of Series B Preferred Stock so transferred, upon such transfer and without any further action by the Company or the holder, shall be automatically converted into shares of Common Stock (as defined herein) on the terms otherwise provided for the conversion of shares of Series B Preferred Stock into shares of Common Stock pursuant to Section 5 hereof and no such transferee shall have any of the voting powers, preferences and relative, participating, optional or other special rights ascribed to shares of Series B Preferred Stock hereunder but, rather, only the powers and rights pertaining to the Common Stock into which such shares of Series B Preferred Stock shall be so converted; provided, however, that the pledge of Series B Preferred Stock by an employee stock ownership plan or other employee benefit plan of the Company shall not constitute a transfer for the purposes of this
Section 1. Certificates representing shares of Series B Preferred Stock shall be legended to reflect the foregoing provisions. Notwithstanding the foregoing provisions of this paragraph (B) of Section 1, shares of Series B Preferred Stock (i) may be converted into shares of Common Stock as provided by Section 5 hereof and the shares of Common Stock issued upon such conversion may be transferred by the holder thereof as permitted by law and (ii) shall be redeemable by the Company upon the terms and conditions provided by Sections 6, 7 and 8 hereof.

        Section 2.    Dividends and Distributions.

               (A) Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefor, cash dividends ("Preferred Dividends") in amount per share equal to $75.00 per share per annum, payable semi-annually in arrears, one-half on June 30 and one-half on December 31 of each year (each a "Dividend Payment Date") commencing on December 31, 1990, to holders of record at the start of business on such Dividend payment Date; provided, however, that if as of a given Dividend Payment Date $37.50 is less than an amount (the "Common Stock Equivalent Dividend") equal to (i) the aggregate amount of all cash dividends
(excluding an amount equal to the Fair Market Value of an Extraordinary Distribution made during such period as defined in paragraph (G) of Section 9) declared per share of Common Stock since the immediately preceding Dividend Payment Date multiplied by (ii) the number of shares of Common Stock into which such shares of Series B Preferred Stock was convertible at the time each such dividend was declared (including, without limitation, any and all adjustments as provided in Section 9 hereof), then the Preferred Dividend payable for such period shall equal the Common Stock Equivalent Dividend amount. In the event that any Dividend Payment Date shall fall on any day other than a "business day" (as hereinafter defined), the dividend payment due on such Dividend Payment Date shall be paid on the business day immediately preceding such Dividend Payment Date. Preferred Dividends shall begin to accrue on outstanding shares of Series B Preferred Stock from the date of issuance of such shares of Series B Preferred Stock. Preferred Dividends shall accrue on a daily basis whether or not the Company shall have earnings or surplus at the time. Preferred Dividends accrued after the date of issuance thereof on the shares of Series B Preferred Stock for any period less than a full semi-annual period between Dividend Payment Dates shall be computed on the basis of a 360-day year of twelve 30-day months. A proportional dividend shall accrue for the period from the date of issuance until December 31, 1990 and shall be calculated based on the fixed Preferred Dividend amount. Accrued but unpaid Preferred Dividends shall cumulate as of the Dividend Payment Date on which they first become payable, but no interest shall accrue on accumulated but unpaid Preferred Dividends.

               (B) So long as any Series B Preferred stock shall be outstanding, no dividend shall be declared or paid or set apart for payment on any other series of stock ranking on a parity with the Series B Preferred Stock as to dividends, unless there shall also be or have been declared and paid or set apart for payment on the Series B Preferred Stock, like dividends for all dividend payment periods of the Series B Preferred Stock ending on or before the dividend payment date of such parity stock, ratably in proportion to the respective amounts of dividends accumulated and unpaid through such dividend payment period on the Series B Preferred Stock and accumulated and unpaid or payable on such parity stock through the dividend payment period on such parity stock next preceding such dividend payment date. In the event that full cumulative dividends on the Series B Preferred Stock have not been declared and paid or set apart for payment when due, the Company shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or other retirement of, any other class of stock or series thereof of the Company ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the Company, junior to the Series B Preferred Stock until full cumulative dividends on the Series B Preferred Stock shall have been paid or declared and set aside for payment; provided, however, that the foregoing shall not apply to
(i) any dividend payable solely in any shares of any stock ranking, as to dividends and as to distributions in the event of a liquidation, dissolution or winding-up of the Company, junior to the Series B Preferred Stock, or (ii) the acquisition of shares of any stock ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the Company, junior to the Series B Preferred Stock.

        Section 3. Voting Rights. The holders of shares of Series B Preferred Stock shall have the following voting rights:

               (A) The holders of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the holders of Common Stock of the Company, voting together with the holders of Common Stock as one class. Each share of the Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series B Preferred Stock could be converted on the record date for determining the stockholders entitled to vote, rounded to the nearest one-tenth of a vote; it being understood that whenever the "Conversion Price" (as defined in Section 5
(A) hereof) is adjusted as provided in Section 9 hereof, the voting rights of the Series B Preferred Stock shall also be similarly adjusted.

               (B) Except as otherwise required by law or set forth herein, holders of Series B Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action.

               (C) The Restated Certificate of Incorporation, as amended, of the Company or this Resolution (including, without limitation, any such alteration, amendment or repeal affected by any merger or consolidation in which the company is a surviving or resulting corporation) shall not be amended in any manner that would materially alter or change the powers, preferences or special rights of the Series B Preferred Stock so as to affect the holders thereof adversely without the affirmative vote of the holders of two-thirds of the outstanding shares of Series B Preferred Stock, voting together as a single class.

        Section 4.    Liquidation, Dissolution or Winding Up.

               (A) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred stock shall be entitled to receive out of the assets of the Company which remain after satisfaction in full of all valid claims of creditors of the Company and which are available for payment to stockholders and subject to the rights of the holders of any stock of the Company ranking senior to or on a parity with the Series B Preferred Stock in respect of distributions upon liquidation, dissolution or winding up of the Company, before any amount shall be paid or distributed among the holders of Common Stock or any other shares ranking junior to the Series B Preferred Stock in respect of distributions upon liquidation, dissolution or winding up of the Company, liquidating distributions in the amount of $1,000 per share (the "Liquidation Price"), plus an amount equal to all accrued and unpaid dividends thereon to the date fixed for distribution, and no more. If, upon any liquidation, dissolution or winding up of the Company, the amounts payable with respect to the Series B Preferred Stock and any other parity stock ranking as to any such distribution on a parity with the Series B Preferred stock are not paid in full, the holders of the Series B Preferred Stock and such other stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amount to which they are entitled as provided by the foregoing provisions of this Section 4(A), the holders of shares of Series B Preferred Stock shall not be entitled to any further right or claim to any of the remaining assets of the Company.

               (B) Neither the merger or consolidation of the Company with or into any other corporation, nor the merger or consolidation of any other corporation with or into the Company, nor the sale, transfer or lease of all or any portion of the assets of the Company, shall be deemed to be a dissolution, liquidation or winding up of the affairs of the Company for purposes of this
Section 4, but the holders of Series B Preferred Stock shall nevertheless be entitled in the event of any such merger or consolidation to the rights provided by Section 8 hereof.

               (C) Written notice of any voluntary or involuntary liquidation, dissolution or winding up of the Company, stating the payment date or dates when, and the place or places where, the amounts distributable to holders of Series B Preferred Stock in such circumstances shall be payable, shall be given by first-class mail, postage prepaid, mailed not less than twenty (20) days prior to any payment date stated therein, to the holders of Series B Preferred Stock, at the address shown on the books of the Company or any transfer agent for the Series B Preferred Stock.

        Section 5.    Conversion into Common Stock.

               (A) A holder of shares of Series B Preferred Stock shall be entitled, at any time (but not after the close of business on a date fixed for redemption of such shares pursuant to Sections 6, 7 and 8 hereof), to cause any or all of such shares to be converted into shares of Common Stock, initially at a conversion rate equal to the ratio of (i) $1,000 to (ii) the amount which (A) initially shall be equal to 125% of the Fair Market Value (as defined herein) of the Common Stock on the date of issuance of the Series B Preferred Stock, and
(B) shall be adjusted as hereinafter provided (such amount, as it may be so adjusted form time to time, is hereinafter sometimes referred to as the "Conversion Price").

               (B) Any holder of shares of Series B Preferred Stock desiring to convert such shares into shares of Common Stock shall surrender the certificate or certificates representing the shares of Series B Preferred Stock being converted, duly assigned or endorsed for transfer to the Company (or accompanied by duly executed stock powers relating thereto), at the principal executive office of the Company or the offices of the transfer agent for the Series B Preferred Stock or such office or offices in the continental United States of an agent for conversion as may from time to time be designated by notice to the holders of the Series B Preferred Stock by the Company or the transfer agent for the Series B Preferred Stock, accompanied by written notice of conversion. Such notice of conversion shall specify (i) the number of shares of Series B Preferred Stock to be converted and the name or names in which such holder wishes the certificate or certificates for Common Stock and for any shares of Series B Preferred Stock not to be so converted to be issued, and (ii) the address to which such holder wishes delivery to be made of such new certificates to be issued upon such conversion.

               (C) Upon surrender of a certificate representing a share or shares of Series B Preferred Stock for conversion, the Company shall issue and send by hand delivery (with receipt to be acknowledged) or by first class mail, postage prepaid, to the holder thereof or to such holder's designee, at the address designated by such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled upon conversion. In the event that there shall have been surrendered a certificate or certificates representing shares of Series B Preferred Stock, only part of which are to be converted, the Company shall issue and deliver to such holder or such holder's designee a new certificate or certificates representing the number of shares of Series B Preferred Stock which shall not have been converted.

               (D) The issuance by the Company of shares of Common Stock upon a conversion of shares of Series B Preferred Stock into shares of Common Stock made at the option of the holder thereof shall be effective as of the earlier of
(i) the delivery to such holder or such holder's designee of the certificates representing the shares of Common Stock issued upon conversion thereof or (ii) the commencement of business on the second business day after the surrender of the certificate or certificates for the shares of Series B Preferred Stock to be converted, duly assigned or endorsed for transfer to the Company (or accompanied by duly executed stock powers relating thereto) as provided by this Resolution. On and after the effective day of conversion, the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock, but no allowance or adjustment shall be made in respect of dividends payable to holders of Common Stock in respect of any period prior to such effective date. The Company shall not be obligated to pay any dividends which shall have been declared and shall be payable to holders of shares of Series B Preferred Stock on a Dividend Payment Date if such Dividend Payment Date for such dividend shall coincide with or be on or subsequent to the effective date of conversion of such shares.

               (E) The Company shall not be obligated to deliver to holders of Series B Preferred Stock any fractional share or shares of Common Stock issuable upon any conversion of such shares of Series B Preferred Stock, but in lieu thereof may make a cash payment in respect thereof in any manner permitted by law.

               (F) The Company shall at all times reserve and keep available out of its authorized and unissued Common Stock, or Common Stock held as Treasury Stock, solely for issuance upon the conversion of shares of Series B Preferred Stock as herein provided, free from any preemptive rights, such number of shares of Common Stock as shall from time to time be issuable upon the conversion of all the shares of Series B Preferred Stock then outstanding. Nothing contained herein shall preclude the Company from issuing shares of Common Stock held in its treasury upon the conversion of shares of Series B Preferred Stock into Common Stock pursuant to the terms hereof. The Company shall prepare and shall use its best efforts to obtain and keep in force such governmental or regulatory permits or other authorizations as may be required by law, and shall comply with all requirements as to registration or qualification of Common Stock, in order to enable the Company lawfully to issue and deliver to each holder of record of Series B Preferred Stock such number of shares of its Common Stock as shall from time to time be sufficient to effect the conversion of all shares of Series B Preferred Stock then outstanding and convertible into shares of Common Stock.

               (G) The Company has entered into an Amended Restated Shareholder Rights Agreement dated as of June 22, 1990 (the "Rights Agreement") governing the issuance to holders of Common Stock of rights to purchase capital stock or other securities of the Company. Whenever the Company shall issue shares of Common Stock as contemplated by this Section 5, the Company shall comply with the terms of the Rights Agreement or any successor rights agreement and applicable resolutions of the Board of Directors relating to rights dividends with respect to the issuance of rights together with the issuance of such shares of Common Stock.

               Section 6.    Redemption At the Option of the Company.

               (A) The Series B Preferred Stock shall be redeemable in whole or in part, at the option of the Company at any time after July 1, 1994, or on or before July 1, 1994 if permitted by paragraph (D) of this Section 6, at the following redemption prices per share, expressed as a percentage of the Liquidation Price per share:

                         During the Twelve-
                             Month Period               Price Per
                          Beginning July 1,                Share
                          -----------------              -------
                                1990                     107.50%
                                1991                     106.75%
                                1992                     106.00%
                                1993                     105.25%
                                1994                     104.50%
                                1995                     103.75%
                                1996                     103.00%
                                1997                     102.25%
                                1998                     101.50%
                                1999                     100.75%
                                2000                     100.00%

and thereafter at $1,000 per share, plus, in each case, an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption. Payment of the redemption price shall be made by the Company in cash or shares of Common Stock, or a combination thereof, as permitted by paragraph (E) of this Section
6. From and after the date fixed for redemption, dividends on shares of Series B Preferred Stock called for redemption will ceases to accrue, such shares will no longer be deemed to be outstanding and all rights in respect to such shares of the Company shall cease, except the right to receive the redemption price. If less than all of the outstanding shares of Series B Preferred Stock are to be redeemed, the Company shall either redeem a portion of the shares of each holder determined pro rata based on the number of shares held by each holder or shall select the shares to be redeemed, by lot, as may be determined by the Board of Directors of the Company.

               (B) Unless otherwise required by law, notice of redemption for any redemption made pursuant to this Section 6 will be sent to the holders of Series B Preferred Stock at the address shown on the books of the Company or any transfer agent for the Series B Preferred Stock by first class mail, postage prepaid, mailed not less than twenty (20) days nor more than sixty (60) days prior to the redemption date. Each such notice shall state: (i) the redemption date; (ii) the total number of shares of the Series B Preferred Stock to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date; and (vi) the conversion rights of the shares to be redeemed, the period within which conversion rights may be exercised (which shall be no less than twenty (20)
days), and the Conversion Price and number of shares of Common Stock issuable upon conversion of a share of Series B Preferred Stock on the date such notice is sent. The foregoing notice provisions may be amended, if necessary, so as to comply with the optional redemption provisions for preferred stock as "qualifying employer securities" or "employer securities" within the meaning of Sections 4975(e)(8) and 409(1) of the Internal Revenue Code of 1986, as amended (the "Code"), or under any successor provision thereof or as "qualifying employer securities" under Section 407(d)(5) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") or under any successor provision thereof. Upon surrender of the certificates for any shares so called for redemption and not previously converted (properly endorsed or assigned for transfer, if the Board of Directors of the Company shall so require and the notice shall so state), such shares shall be redeemed by the Company at the date fixed for redemption and at the redemption price set forth in this Section 6.

               (C) (i) In the event of a change in the federal tax laws of the United States of America (or any regulations or rulings promulgated thereunder), or any change in the application, enforcement or interpretation in respect of such laws, regulations or rulings, including any of the foregoing taken by a court of competent jurisdiction, which has the effect of precluding the Company from claiming any of the tax deductions for dividends paid on the Series B Preferred Stock (other than a change treating the dividends as a preference item for purposes of determining alternative minimum tax) when such dividends are used as provided under Section 404(k)(2) of the Code and in effect on the date shares of Series B Preferred Stock are initially issued, or (ii) upon a determination by the Internal Revenue Service that the Company's employee stock ownership plan (the "Plan"), as amended, or any successor plan is not qualified under Sections 401(a), 401(k) and 4975(e)(7) of the Code, the Company may, in its sole discretion and notwithstanding anything to the contrary in paragraph
(A) of this Section 6, elect to redeem such shares for the amount payable in respect of the shares upon liquidation of the Company pursuant to Section 4 hereof. Notice of such redemption shall be provided in accordance with the procedures set forth in paragraph (B) of this Section 6, provided, however, that notice of redemption for any redemption made pursuant to clause (i) of this paragraph 6(C) shall be mailed not more than ninety (90) days after the later to occur of (i) the effective date, or (ii) the date of enactment, of the change permitting such redemption.

               (D) If the Company terminates or partially terminates the Plan, then, notwithstanding anything to the contrary in paragraph (A) of this Section 6, the Company may elect to redeem any and all of the shares of Series B Preferred Stock at any time prior to July 1, 1994, on the terms and conditions set forth in paragraphs (A) and (B) of this Section 6.

               (E) The Company shall make payment of the redemption price required upon redemption of shares of Series B Preferred Stock in cash, or if the Company so elects, in shares of Common Stock, or in a combination of such shares and cash, any such shares to be valued for such purpose at their Fair Market Value (as defined in paragraph (G) of Section 9 hereof). Notwithstanding anything herein to the contrary (including Section 7 hereof), in the event that the Company elects, by a resolution of its Board of Directors, to make payment of all future redemption prices solely in cash or solely in shares of Common Stock of the Company and notifies the holders of Series B Preferred Stock of such election, all such payments thereafter shall be made in compliance with such election and such election shall be irrevocable.

               Section 7.    Other Redemption Rights.

               For consideration as provided in paragraph (E) of Section 6, shares of Series B Preferred Stock shall be redeemed by the Company at a redemption price equal to the greater of the Fair Market Value (as hereinafter defined) or the Liquidation Price of the Series B Preferred Stock plus an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption, at the option of the holder, at any time and from time to time upon notice to the Company given not less than five (5) business days prior to the date fixed by the holder in such notice for such redemption, when and to the extent necessary (i) for such holder to provide for distributions required to be made to participants under, or to satisfy an investment election provided to participants in accordance with, the Plan, or any successor Plan, (ii) for such holder to make payment of principal, interest or premium due and payable (whether as scheduled or upon acceleration) on indebtedness of the trust under such Plan or any indebtedness incurred by the holder for the benefit of the Plan, or (iii) when and if it shall be established to the satisfaction of the holder that the Plan has not initially been determined by the Internal Revenue Service to be qualified as an employee stock ownership plan within the meaning of Sections 401(a) or 4975(e)(7) of the Code, respectively.

               Section 8.    Consolidation, Merger, etc.

               (A) In the event that the Company shall consummate any consolidation, merger or similar business transaction, however named, pursuant to which the outstanding shares of Common Stock are by operation of law exchanged solely for or changed, reclassified or converted solely into stock of any successor or resulting company (including the Company) that constitutes "employer securities" with respect to a holder of Series B Preferred Stock (within the meaning of Section 409(1) of the Code) and "qualifying employer securities" (within the meaning of Section 407(d)(5) of ERISA, or any successor provisions of law) and, if applicable, for a cash payment in lieu of fractional shares, if any, the shares of Series B Preferred Stock of such holder shall be assumed and shall become preferred stock of such successor or resulting company, having in respect of such company insofar as possible the same powers, preferences and relative, participating, optional or other special rights (including the redemption rights provided by Sections 6, 7 and 8 hereof), and the qualifications, limitations or restrictions thereon, that the Series B Preferred Stock had immediately prior to such transaction, except that after such transaction each share of the Series B Preferred Stock shall be convertible, otherwise on the terms and conditions provided by Sections 5 and 7 hereof, into the number and kind of qualifying employer securities so receivable by a holder of the number of shares of Common Stock into which such shares of Series B Preferred Stock could have been converted immediately prior to such transaction if such holder of Common Stock failed to exercise any rights of election to receive any kind or amount of stock, securities, cash or other property (other than such qualifying employer securities and a cash payment, if applicable, in lieu of fractional shares) receivable upon such transaction (provided that, if the kind or amount of qualifying employer securities receivable upon such transaction is not the same for each non-electing share of Common Stock, then the kind and amount of qualifying employer securities receivable upon such transaction for each non-electing share of Common Stock shall be the kind and amount so receivable per share by a plurality of the non-electing shares of Common Stock). The rights of the Series B Preferred Stock as preferred stock of such successor or resulting company shall successively be subject to adjustment pursuant to Section 9 hereof after any such transaction as nearly equivalent to the adjustments provided for by such section prior to such transaction. The Company shall not merger, consolidation or similar transaction unless all then outstanding shares of the Series B Preferred Stock shall be assumed and authorized by the successor or resulting company as aforesaid.

               (B) In the event that the Company shall consummate any consolidation or merger or similar transaction, however named, pursuant to which the outstanding shares of Common Stock are by operation of law exchanged for or changed, reclassified or converted into other stock or securities or cash or any other property, or any combination thereof, other than any such consideration which is constituted solely of qualifying employer securities (as referred to in paragraph (A) of this Section 8) and cash payments, if applicable, in lieu of fractional shares, outstanding shares of Series B Preferred Stock shall, without any action on the part of the Company or any holder thereof (but subject to paragraph (C) of this Section 8), be automatically converted by virtue of such merger, consolidation or similar transaction immediately prior to such consummation into the number of shares of Common Stock into which such shares of Series B Preferred Stock could have been converted at such time so that each share of Series B Preferred Stock shall, by virtue of such transaction and on the same terms as apply to the holders of Common Stock, be converted into or exchanged for the aggregate amount of stock, securities, cash or other property (payable in like kind) receivable by a holder of the number of shares of Common Stock into which such shares of Series B Preferred Stock could have been converted immediately prior to such transaction if such holder of Common Stock failed to exercise any rights of election as to the kind or amount of stock, securities, cash or other property receivable upon such transaction (provided that, if the kind or amount of stock, securities, cash or other property receivable upon such transaction is not the same for each non-electing share of Common Stock, then the kind and amount of stock, securities, cash or other property receivable upon such transaction for each non-electing share of Common Stock shall be the kind and amount so receivable per share by a plurality of the non-electing shares of Common Stock).

               (C) In the event the Company shall enter into any agreement providing for any consolidation, merger, or similar transaction described in paragraph (B) of this Section 8, then the Company shall as soon as practicable thereafter (and in any event at least ten (10) business days before consummation of such transaction) give notice of such agreement and the material terms thereof to each holder of Series B Preferred Stock and each such holder shall have the right to elect, by written notice to the Company, to receive, upon consummation of such transaction (if and when such transaction is consummated), from the Company of the successor of the Company, out of funds legally available therefor, in redemption and retirement of such Series B Preferred Stock, a cash payment equal to the amount payable in respect of shares of Series B Preferred Stock upon redemption pursuant to paragraph (A) of Section 6 hereof. No such notice of redemption shall be effective unless given to the Company prior to the close of business on the second business day prior to consummation of such transaction, unless the Company or the successor of the Company shall waive such prior notice, but any notice of redemption so given prior to such time may be withdrawn by notice of withdrawal given to the Company prior to the close of business on the second business day prior to consummation of such transaction.

               Section 9.    Anti-dilution Adjustments.

               (A) In the event the Company shall, at any time or from time to time while any of the shares of Series B Preferred Stock are outstanding, (i) pay a dividend or make a distribution in respect of the Common Stock in shares of Common Stock, (ii) subdivide the outstanding shares of Common Stock, or (iii) combine the outstanding shares of Common Stock into a smaller number of shares, in each case whether by reclassification of shares, recapitalization of the Company (including a recapitalization effected by a merger or consolidation to which Section 8 hereof does not apply) or otherwise, subject to the provisions of subparagraphs E and F of this Section 9, the Conversion Price in effect immediately prior to such action shall be adjusted by multiplying such Conversion Price by the fraction, the numerator of which is the number of shares of Common Stock outstanding immediately before such event and the denominator of which is the number of shares of Common Stock outstanding immediately after such event. An adjustment made pursuant to this paragraph 9(A) shall be given effect, upon payment of such a dividend or distribution, as of the record date for the determination of shareholders entitled to receive such dividend or distribution (on a retroactive basis) and in the case of a subdivision or combination shall become effective immediately as of the effective date thereof.

               (B) In the event that the Company shall, at any time or from time to time while any of the shares of Series B Preferred Stock are outstanding, issue to holders of shares of Common Stock as a dividend or distribution, including by way of a reclassification of shares or a recapitalization of the Company, any right or warrant to purchase shares of Common Stock (but not including as such a right or warrant (i) any security convertible into or exchangeable for shares of Common Stock or (ii) any rights issued pursuant to or governed by the Rights Agreement or any successor rights agreement thereto) at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then, subject to the provisions of paragraphs (E) and (F) of this
Section 9, the Conversion Price shall be adjusted by multiplying such Conversion Price by the fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased at the Fair Market Value of a share of Common Stock at the time of such issuance for the maximum aggregate consideration payable upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock that could be acquired upon exercise in full of all such rights and warrants.

               (C) In the event the Company  shall,  at any time or from time to time while any of the shares of Series B Preferred Stock are outstanding, issue, sell or exchange shares of Common Stock (other than pursuant to (i) any right or warrant to purchase or acquire shares of Common Stock (including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock), (ii) any rights issued pursuant to or governed by the Rights Agreement or any successor rights agreement, and (iii) any employee or director incentive or benefit plan or arrangement, including any employment, severance or consulting agreement, of the Company or any subsidiary of the Company heretofore or hereafter adopted) for a consideration having a Fair Market Value of Common Stock on the date of such issuance, sale or exchange less than the Fair Market Value of such shares of Common Stock on the date of such issuance, sale or exchange, then, subject to the provisions of paragraphs (E) and (F) of this
Section 9, the Conversion Price shall be adjusted by multiplying such Conversion Price by the fraction the numerator of which shall be the sum of (i) the Fair Market Value of all the shares of Common Stock outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (ii) the Fair Market Value of the consideration received by the Company in respect of such issuance, sale or exchange of shares of Common Stock, and the denominator of which shall be the product of (i) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (ii) the sum of the number of shares of Common Stock outstanding on such day plus the number of shares of Common Stock so issued, sold or exchanged by the Company. In the event the Company shall, at any time or from time to time while any shares of Series B preferred Stock are outstanding, issue, sell or exchange any right or warrant to purchase or acquire shares of Common Stock (including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock), other than any such issuance (i) to holders of shares of Common Stock as a dividend or distribution (including by way of a reclassification of shares or a recapitalization of the Company), (ii) or rights issued pursuant to or governed by the Rights Agreement or any successor rights agreement thereto, and (iii) pursuant to any employee or director incentive or benefit plan or arrangement (including any employment, severance or consulting agreement) of the Company or any subsidiary of the Company heretofore or hereafter adopted, for a consideration having a Fair Market Value on the date of such issuance, sale or exchange less than the Non-Dilutive Amount (as hereinafter defined), then, subject to the provisions of paragraphs (E) and (F) of this Section 9, the Conversion Price shall be adjusted by multiplying such Conversion Price by the fraction the numerator of which shall be the sum of (i) the Fair Market Value of all the shares of Common Stock outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (ii) the Fair Market Value of the consideration received by the Company in respect of such issuance, sale or exchange of such right or warrant plus (iii) the Fair Market Value at the time of such issuance of the consideration which the Company would receive upon exercise in full of all such rights or warrants, and the denominator of which shall be product of (i) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (ii) the sum of the number of shares of Common Stock outstanding on such day plus the maximum number of shares of Common Stock which could be acquired pursuant to such right or warrant at the time of the issuance, sale or exchange of such right or warrant (assuming shares of Common Stock could be acquired pursuant to such right or warrant at such time).

               (D) In the event the Company shall, at any time or from time to time while any of the shares of Series B Preferred Stock are outstanding, make an Extraordinary Distribution (as hereinafter defined) in respect of the Common Stock, whether by dividend, distribution, reclassification of shares or recapitalization of the Company (including a recapitalization or reclassification effected by a merger or consolidation to which Section 8 hereof does not apply) or effect a Pro Rata Repurchase (as hereinafter defined) of Common Stock, the Conversion Price in effect immediately prior to such Extraordinary Distribution or Pro Rata Repurchase shall, subject to paragraphs
(E) and (F) of this Section 9, be adjusted by multiplying such Conversion Price by the fraction, the numerator of which is (i) the product of (x) the number of shares of Common Stock outstanding immediately before such Extraordinary Distribution or Pro Rata Repurchase multiplied by (y) the Fair Market Value (as herein defined) of a share of Common Stock on the day before the ex-dividend date with respect to an Extraordinary Distribution which is paid in cash and on the distribution date with respect to an Extraordinary Distribution which is paid other than in cash, or on the applicable expiration date (including all extensions thereof) of any tender offer which is a Pro Rata Repurchase, or on the date of purchase with respect to any Pro Rata Repurchase which is not a tender offer, as the case may be, minus (ii) the Fair Market Value of the Extraordinary Distribution or the aggregate purchase price of the Pro Rata Repurchase, as the case may be, and the denominator of which shall be the product of (A) the number of shares of Common Stock outstanding immediately before such Extraordinary Dividend or Pro Rata Repurchase minus, in the case of a Pro Rata Repurchase, the number of shares of Common Stock repurchased by the Company multiplied by (B) the Fair Market Value of a share of Common Stock on the day before the ex-dividend date with respect to an Extraordinary Distribution which is paid in cash and on the distribution date with respect to an Extraordinary Distribution which is paid other than in cash or on the applicable expiration date (including all extensions thereof) of any tender offer which is a Pro Rata Repurchase or on the date of purchase with respect to any Pro Rata Repurchase which is not a tender offer, as the case may be. The
Company shall send each holder of Series B Preferred Stock (i) notice of its intent to make any dividend or distribution and (ii) notice of any offer by the Company to make a Pro Rata Repurchase, in each case at the same time as, or as soon as practicable after, such offer is first communicated (including by announcement of a record date in accordance with the rules of any stock exchange on which the Common Stock is listed or admitted to trading) to holders of Common Stock. Such notice shall indicate the intended record date and the amount and nature of such dividend or distribution, or the number of shares subject to such offer for a Pro Rata Repurchase and the purchase price payable by the Company pursuant to such offer, as well as the Conversion Price and the number of shares of Common Stock into which a share of Series B Preferred Stock may be converted at such time.

               (E) Notwithstanding any other provisions of this Section 9, the Company shall not be required to make any adjustment of the Conversion Price unless such adjustment would require an increase or decrease of at least one percent (1%) in the Conversion Price. Any lesser adjustment shall be carried forward and shall be made no later than the time of, and together with, the next subsequent adjustment which, together with any adjustment or adjustments so carried forward, shall amount to an increase or decrease of at least one percent (1%) in the Conversion Price.

               (F) If the Company shall make any dividend or distribution on the Common Stock or issue any Common Stock, other capital stock or other security of the Company or any rights or warrants to purchase or acquire any such security, which transaction does not result in an adjustment to the Conversion Price pursuant to the foregoing provisions of this Section 9, the Board of Directors of the Company shall consider whether such action is of such a nature that an adjustment to the Conversion Price should equitably be made in respect of such transaction. If in such case the Board of Directors of the Company determines that an adjustment to the Conversion Price should be made, an adjustment shall be made effective as of such date, as determined by the Board of Directors of the Company, which adjustment shall in no event adversely affect the powers, preferences or special rights of the Series B Preferred Stock as set forth herein. The determination of the Board of Directors of the Company as to whether an adjustment to the Conversion Price should be made pursuant to the foregoing provisions of this paragraph 9(F), and, if so, as to what adjustment should be made and when, shall be final and binding on the Company and all stockholders of the Company. The Company shall be entitled to make such additional adjustments in the Conversion Price, in addition to those required by the foregoing provisions of this Section 9, as shall be necessary in order that any dividend or distribution in shares of capital stock of the Company, subdivision, reclassification or combination of shares of stock of the Company or any recapitalization of the Company shall not be taxable to holders of the Common Stock.

               (G) For purposes of this [Resolution], the following definitions shall apply:

        The term "business day" shall mean each day that is not a Saturday, Sunday or a day on which state or federally chartered banking institutions in New York, New York or Fort Worth, Texas are not required to be open.

        "Extraordinary Distribution" shall mean any dividend or other distribution to holders of Common Stock (effected while any of the shares of Series B Preferred Stock are outstanding) (i) of cash, where the aggregate amount of such cash dividend or distribution together with the amount of all cash dividends and distributions made during the preceding period of 12 months, when combined with the aggregate amount of all Pro Rata Repurchases (for this purpose, including only that portion of the aggregate purchase price of such Pro Rata Repurchase which is in excess of the Fair Market Value of the Common Stock repurchased as determined on the applicable expiration date, including all extensions thereof, of any tender offer or exchange offer which is a Pro Rata Repurchase, or the date of purchase with respect to any other Pro Rata Repurchase which is not a tender offer or exchange offer made during such period), exceeds ten percent (10%) of the aggregate Fair Market Value of all shares of Common Stock outstanding on the record date for determining the shareholders entitled to receive such Extraordinary Distribution and (ii) of any shares of capital stock of the Company (other than shares of Common Stock), other securities of the Company (other than securities of the type referred to in paragraph (B) of this Section 9), evidences of indebtedness of the Company or any other person or any other property (including shares of any subsidiary of the Company), or any combination thereof. The Fair Market Value of an Extraordinary Distribution for purposes of paragraph (D) of this Section 9 shall be the sum of the Fair Market Value of such Extraordinary Distribution plus the amount of any cash dividends which are not Extraordinary Distributions made during such twelve month period and not previously included in the calculation of an adjustment pursuant to paragraph (D) of this Section 9.

        "Fair Market Value" shall mean, as to shares of Common Stock or any other class of capital stock or securities of the Company or any other issuer which are publicly traded, the average of the Current Market Prices (as hereinafter defined) of such shares or securities for each day of the Adjustment Period (as hereinafter defined). "Current Market Price" of publicly traded shares of Common Stock or any other class of capital stock or other security of the Company or any other issuer for a day shall mean (i) for purposes of Sections 6 and 7 hereof, the mean between the highest and lowest reported sales price on such day and (ii) for all other purposes hereof, the last reported sales price, regular way, or, in case no sale takes place on such day, the average of the reported closing bid and asked prices, regular way, in either case as reported on the New York Stock Exchange Composite Tape or, if such security is not listed or admitted to trading on the New York Stock Exchange, on the principal national securities exchange on which such security is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the Nasdaq National Market System or, if such security is not quoted on such National Market System, the average of the closing bid and asked prices on each such day in the over-the-counter market as reported by Nasdaq or, if bid and asked prices for such security on each such day shall not have been reported through Nasdaq, the average of the bid and asked prices for such day as furnished by any New York Stock Exchange member firm regularly making a market in such security selected for such purpose by the Board of Directors of the Company or a committee thereof on each trading day during the Adjustment Period. "Adjustment Period" shall mean the period of five (5) consecutive trading days, selected by the Board of Directors of the Company or a committee thereof in a manner determined by such Board of Directors or committee to be most favorable to the holders of the Series B Preferred Stock, during the twenty (20) trading days preceding, and including, the date as of which the Fair Market Value of a security is to be determined. The "Fair Market Value" of any security (except with respect to the Series B Preferred Stock) which is not publicly traded or of any other property shall mean the fair value thereof as determined by an independent investment banking or appraisal firm experienced in the valuation of such securities or property selected in good faith by the Board of Directors of the Company or a committee thereof, or, if no such investment banking or appraisal firm is in the good faith judgment of the Board of Directors or such committee available to make such determination, as determined in good faith by the Board of Directors of the Company or such committee. The "Fair Market Value" of the Series B Preferred Stock shall be the value determined by an independent appraisal firm appointed by the Trustee, provided that in determining such value, such appraisal firm shall not take into account any accrued but unpaid Preferred Dividends.

        "Non-Dilutive Amount" in respect of an issuance, sale or exchange by the Company of any right or warrant to purchase or acquire shares of Common Stock (including any security convertible into or exchangeable for shares of Common Stock) shall mean the remainder of (i) the product of the Fair Market Value of a share of Common Stock on the day preceding the first announcement of such issuance, sale or exchange multiplied by the maximum number of shares of Common Stock which could be acquired on such date upon the exercise in full of such rights and warrants (including upon the conversion or exchange of all such convertible or exchangeable securities), whether or not exercisable (or convertible or exchangeable) at such date, minus (ii) the aggregate amount payable to the Company pursuant to such right or warrant to purchase or acquire such maximum number of shares of Common Stock; provided, however, that in no event shall the Non-Dilutive Amount be less than zero. For purposes of the foregoing sentence, in the case of a security convertible into or exchangeable for shares of Common Stock, the amount payable pursuant to a right or warrant to purchase or acquire shares of Common Stock shall be the Fair Market Value of such security on the date of the issuance, sale or exchange of such security by the Company.

        "Pro Rata Repurchase" shall mean any purchase of shares of Common Stock by the Company or any subsidiary thereof, whether for cash, shares of capital stock of the Company, other securities of the Company, evidences of indebtedness of the Company or any other person or any other property (including shares of a subsidiary of the Company), or any combination thereof, affected while any of the shares of Series B Preferred Stock are outstanding, pursuant to any tender offer or exchange offer subject to Section 13(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor provision of law, or pursuant to any other offer available to substantially all holders of Common Stock; provided, however, that no purchase of shares by the Company or any subsidiary thereof made in open market transactions shall be deemed a Pro Rata Repurchase. For purposes of this paragraph 9(G), shares shall be deemed to have been purchased by the Company or any subsidiary thereof "in open market transactions" if they have been purchased substantially in accordance with the requirements of Rule 10b-18 as in effect under the Exchange Act, on the date shares of Series B Preferred Stock are initially issued by the Company or on such other terms and conditions as the Board of Directors of the Company or a committee thereof shall have determined are reasonably designed to prevent such purchases from having a material affect on the trading market for the Common Stock.

               (H) Whenever an adjustment to the Conversion Price and the related voting rights of the Series B Preferred Stock is restored pursuant to this Resolution, the Company shall forthwith place on file with the transfer agent for the Common Stock and the Series B Preferred Stock if there be one, and with the Secretary of the Company, a statement signed by two officers of the Company stating the adjusted Conversion Price determined as provided herein and the resulting conversion ratio, and the voting rights (as appropriately adjusted), of the Series B Preferred Stock. Such statement shall set forth in reasonable detail such facts as shall be necessary to show the reason and the manner of computing such adjustment, including any determination of Fair Market Value involved in such computation. Promptly after each adjustment to the Conversion Price and the related voting rights of the Series B Preferred Stock, the Company shall mail a notice thereof and of the then prevailing conversion ratio to each holder of shares of the Series B Preferred Stock.

        Section 10. Ranking; Attributable Capital and Adequacy of Surplus; Retirement of Shares.

               (A) The Series B Preferred Stock shall rank senior to (i) the Common Stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding up of the Company, and (ii) the Series A Junior Participating Preferred Stock as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding-up. Unless otherwise provided in the Restated Certificate of Incorporation of the Company, as amended, or a Certificate of Designations relating to a subsequent series of Preferred Stock, without par value, of the Company, the Series B Preferred Stock shall rank junior to all other subsequent series of the Company's Preferred Stock, without par value, as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding up.

               (B) The capital of the Company allocable to the Series B Preferred Stock for purposes of the Delaware General Corporation Law (the "Corporation Law") shall be $1.00 per share. In addition to any vote of stockholders required by law, the vote of the holders of a majority of the outstanding shares of Series B Preferred Stock shall be required to increase the par value of the Common Stock or otherwise increase the capital of the Company allocable to the Common Stock for the purpose of the Corporation Law if, as a result thereof, the surplus of the Company for purposes of the Corporation Law would be less than the amount of Preferred Dividends that would accrue on the then outstanding shares of Series B Preferred Stock during the following three years.

               (C) Any shares of Series B Preferred Stock acquired by the Company by reason of the conversion or redemption of such shares as provided by this Resolution, or otherwise so acquired, shall be retired as shares of Series B Preferred Stock and restored to the status of authorized but unissued shares of Preferred Stock, without par value, of the Company, undesignated as to series, and may thereafter be reissued as part of a new series of such Preferred Stock as permitted by law.

        Section 11.  Miscellaneous.

               (A) All notices referred to herein shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of receipt thereof or three (3) business days after the mailing thereof if sent by registered mail (unless first-class mail shall be specifically permitted for such notice under the terms of this Resolution) with postage prepaid, addressed:
(i) if to the Company, to its office at 1800 One Tandy Center, Fort Worth, Texas 76102, (Attention: Marc C. Hill, Vice President, General Counsel, and Corporate Secretary) or to the transfer agent for the Series B Preferred Stock, or other agent of the Company designated as permitted by this Resolution or (ii) if to any holder of the Series B Preferred Stock or Common Stock, as the case may be, to such holder at the address of such holder as listed in the stock record books of the Company (which may include the records of any transfer agent for the Series B Preferred Stock or Common Stock, as the case may be) or (iii) to such other address as the Company or any such holder, as the case may be, shall have designated by notice similarly given.

               (B) The term "Common Stock" as used in this [Resolution] means the Company's Common Stock of $1.00 par value, as the same exists at the date of filing of a Certificate of Designations relating to Series B Preferred Stock, or any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value. In the event that, at any time as a result of an adjustment made pursuant to Section 9 of this Resolution, the holder of any share of the Series B Preferred Stock upon thereafter surrendering such shares for conversion shall become entitled to receive any shares or other securities of the Company other than shares of Common Stock, the Conversion Price in respect of such other shares or securities so receivable upon conversion of shares of Series B Preferred Stock shall thereafter be adjusted, and shall be subject to further adjustment from time to time, in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in Section 9 hereof, and the provisions of Sections 1 through 8 and 10 and 11 of this Resolution with respect to the Common Stock shall apply on like or similar terms to any such other shares or securities.

               (C) The Company shall pay any and all stock transfer and documentary stamp taxes that may be payable in respect of any issuance or delivery of shares of Series B Preferred Stock or shares of Common Stock or other securities issued on account of Series B Preferred Stock pursuant hereto or certificates representing such shares or securities. The Company shall not, however, be required to pay any such tax which may be payable in respect of any transfer involved in the issuance or delivery of shares of Series B Preferred Stock or Common Stock or other securities in a name other than that in which the shares of Series B Preferred Stock with respect to which such shares or other securities are issued or delivered were registered, or in respect of any payment to any person with respect to any such shares or securities other than a payment to the registered holder thereof, and shall not be required to make any such issuance, delivery or payment unless and until the person otherwise entitled to such issuance, delivery or payment has paid to the Company the amount of any such tax or has established, to the satisfaction of the Company, that such tax has been paid or is not payable.

               (D) In the event that a holder of shares of Series B Preferred Stock shall not by written notice designate the name in which shares of Common Stock to be issued upon conversion of such shares should be registered or to whom payment upon redemption of shares of Series B Preferred Stock should be made or the address to which the certificate or certificates representing such shares, or such payment, should be sent, the Company shall be entitled to register such shares, and make such payment, in the name of the holder of such Series B Preferred Stock as shown on the records of the Company and to send the certificate or certificates representing such shares, or such payment, to the address of such holder shown on the records of the Company.

               (E) Unless otherwise provided in the Restated Certificate of Incorporation, as amended, of the Company, all payments in the form of dividends, distributions on voluntary or involuntary dissolution, liquidation or winding-up or otherwise made upon the shares of Series B Preferred Stock and any other stock ranking on a parity with the Series B Preferred Stock and any other stock ranking on a parity with the Series B Preferred Stock with respect to such dividend or distribution shall be made pro rata, so that amounts paid per share on the Series B Preferred Stock and such other stock shall in all cases bear to each other the same ratio that the required dividends, distributions or payments, as the case may be, then payable per share on the shares of the Series B Preferred Stock and such other stock bear to each other.

               (F) The Company may appoint, and from time to time discharge and change, a transfer agent for the Series B Preferred Stock. Upon any such appointment or discharge of a transfer agent, the Company shall send notice thereof by first-class mail, postage prepaid, to each holder of record of Series B Preferred Stock.

        FIFTH: The number of directors of the Corporation shall be such as from time to time shall be fixed by or in the manner provided in the bylaws but shall not be less than three.

        SIXTH: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

        (a) To make, alter, amend or repeal the bylaws of the Corporation; to issue, sell, grant options to purchase and dispose of shares of the authorized and previously unissued stock of any class of the Corporation and shares of its outstanding stock of any class held in its treasury; to issue, sell and dispose of the bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation, including bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation convertible into stock of any class of the Corporation; to authorize and cause to be executed mortgages and liens upon the real and personal property of the Corporation including after-acquired property; to declare and pay dividends on the stock of any class of the Corporation; to set apart out of any of the funds of the Corporation available for dividends or otherwise a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.

        (b) To designate one or more committees, by resolution passed by a majority of the whole board, each committee to consist of two or more of the directors of the Corporation, which, to the extent provided in the resolution or in the bylaws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it, and each committee shall have such name as may be stated in the bylaws of the Corporation or as may be determined from time to time by resolution adopted by the Board of Directors.

        (c) When and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all of the property and assets of the Corporation, including its goodwill and its corporate franchises, upon such terms and conditions and for such consideration, which may be in whole or in part shares of stock in, and/or other securities of, any other corporation or corporations, as the Board of Directors shall deem expedient and for the best interests of the Corporation.

        (d) To exercise all other corporate powers and to do all other acts and things as may be exercised or done by the Corporation, subject, however, to the provisions of the statutes of the State of Delaware and of this Certificate of Incorporation and the bylaws of the Corporation.

        SEVENTH: Elections of directors need not be by ballot unless the bylaws of the Corporation shall so provide.

        EIGHTH:The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by paragraph (7) of subsection
(b) of Section 102 of the General Corporation Law of Delaware, as the same may be amended and supplemented. No amendment to or repeal of this Article EIGHTH shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

        NINTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to the right reserved in this Article NINTH.


               in witness whereof, this Restated Certificate of Incorporation, which restates, integrates but does not further amend the provisions of the Corporation's Certificate of Incorporation, as theretofore amended or supplemented, having been duly adopted by the Board of Directors of the Corporation in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware, has been executed this 26th day of July, 1999.



                                                   TANDY CORPORATION


                                  By:    _______________________________
                                  Name:  Dwain H. Hughes
                                  Title: Senior Vice President and Chief
                                         Financial Officer

                                                                  EXHIBIT 3a(ii)

                           Certificate of ELIMINATION
                                       of
                       Series C CONVERSION Preferred Stock
                                       of
                                TANDY CORPORATION
                             a Delaware corporation

              Pursuant to ss. 151(g) of the General Corporation Law
                            of the State of Delaware


Pursuant to Section 151(g) of the Delaware General Corporation Law, Tandy Corporation, a Delaware corporation (the "Corporation"), does hereby certify that the following resolutions were duly adopted by the Corporation's Board of Directors on July 24, 1999:

    RESOLVED, that none of the shares of preferred stock, without par value, of the Corporation designated as Series C Conversion Preferred Stock pursuant to the Certificate of Designation filed by the Corporation with the Secretary of State of the State of Delaware on February 14, 1992 (the "Certificate of Designation") are outstanding and none of such shares will be issued subject to the Certificate of Designation; and

RESOLVED FURTHER, that the officers of the Corporation are hereby authorized and directed to prepare and file with the Secretary of State of the State of Delaware a certificate pursuant to Section 151(g) of the Delaware General Corporation Law setting forth this resolution in order to eliminate from the Corporation's certificate  of  incorporation  all  matters  set  forth  in  the
               Certificate of Designation with respect to the Series C Conversion Preferred Stock and to do all acts and things which may be necessary or proper in their opinion to carry into effect the purposes and intent of this and the foregoing resolution.

IN WITNESS WHEREOF, I have executed and subscribed this Certificate of Elimination, as of this 26th day of July, 1999.


                                              TANDY CORPORATION


                                      By:    _______________________________
                                      Name:  Dwain H. Hughes
                                      Title: Senior Vice President and Chief
                                             Financial Officer

                                                                 EXHIBIT 3a(iii)

                               AMENDED CERTIFICATE
                     OF DESIGNATIONS, PREFERENCES AND RIGHTS
                        OF SERIES A JUNIOR PARTICIPATING
                                 PREFERRED STOCK
                                       of
                                TANDY CORPORATION

             Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware

        Tandy Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), in accordance with the provisions of Section 103 thereof, DOES HEREBY CERTIFY THAT:

        1. No shares of the Corporation's Series A Junior Participating Preferred Stock have been issued.

        2. That pursuant to the authority conferred upon the Board of Directors by the Restated Certificate of Incorporation of the Corporation, the Board of Directors on July 24, 1999, adopted the following resolution amending the Certificate of Designation, Preferences and Rights filed with the Secretary of State of the State of Delaware on November 13, 1986 (as amended on June 25,
1990) that sets forth the terms of a series of preferred stock ("Preferred Stock") designated as Series A Junior Participating Preferred Stock:

        RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article FOURTH of the Restated Certificate of Incorporation, the Certificate of Designations, Preferences and Rights originally filed with the Secretary of State of the State of Delaware on November 13, 1986 (and amended on June 25, 1990) that created a series of preferred stock designated as "Series A Junior Participating Preferred Stock" of the Corporation be, and it hereby is, further amended, and that the designation and amount of the Series A Junior Participating Preferred Stock and the powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

               Section 1.    Designation, Par Value and Amount.

        There shall be a series of preferred stock of the Corporation designated as the "Series A Junior Participating Preferred Stock," without par value (the "Series A Preferred Stock"), and the number of shares constituting such series shall be 300,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Series A Preferred Stock, to a number less than that of the shares then outstanding plus the number of shares issuable upon exercise of outstanding rights, options or warrants or upon conversion of outstanding securities issued by the Corporation.

               Section 2.    Dividends and Distributions.

               (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, par value $1.00 per share (the "Common Stock"), of the Corporation and any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the fifteenth day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock in an amount per share (rounded to the nearest cent) equal to the greater of (a) $500 or (b) 10,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock, or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time after July 26, 1999, (i) declare any dividend on the Common Shares payable in Common Shares, (ii) subdivide the outstanding Common Shares, or (iii) combine or consolidate the outstanding Common Shares into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of Common Shares that were outstanding immediately prior to such event.

               (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $500 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

               (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share by share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

               Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

               (A) Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

               (B) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

               (C) (i) If at any time dividends on any Series A Preferred Stock, shall be in arrears in an amount equal to six (6) quarterly dividends thereon, the occurrence of such contingency shall mark the beginning of a period (herein called a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series A Preferred Stock, then outstanding shall have been declared and paid or set apart for payment. During each default period, the holders of the Series A Preferred Stock with dividends in arrears in an amount equal to six (6) quarterly dividends thereon, voting as a class, shall have the right to elect two (2) directors.

               (ii) During any default period, such voting right of the holders of Series A Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this Section 3(C) or at any annual meeting of stockholders, and thereafter at annual meetings of stockholders, provided that neither such voting right nor the right of the holders of any other series of preferred stock, if any, to increase, in certain cases, the authorized number of directors shall be exercised unless the holders of ten percent (10%) in number of shares of Series A Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Series A Preferred Stock of such voting right. At any meeting at which the holders of Series A Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) directors, or if such right is exercised at an annual meeting, to elect two (2) directors. If the number of directors which may be so elected at any special meeting does not amount to the required number, the holders of the Series A Preferred Stock shall have the right to make such increase in the number of directors as shall be necessary to permit the election by them of the required number. After the holders of the Series A Preferred Stock shall have exercised their right to elect directors in any default period and during the continuance of such period, the number of directors shall not be increased or decreased except by vote of the holders of Series A Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Preferred Stock.

               (iii) Unless the holders of Series A Preferred Stock shall, during an existing default period, have previously exercised their right to elect directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Series A Preferred Stock outstanding, irrespective of series, may request, the calling of a special meeting of the holders of Series A Preferred Stock, which meeting shall thereupon be called by the Chairman, President, a Vice-President or the Corporate Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Series A Preferred Stock are entitled to vote pursuant to this paragraph (C)(iii) shall be given to each holder of record of Series A Preferred Stock by mailing a copy of such notice to him or her at his or her last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 10 days and not later than 60 days after such order or request or in default of the calling of such meeting within 60 days after such order or request, such meeting may be called on similar notice by any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Series A Preferred Stock outstanding. Notwithstanding the provisions of this paragraph (C)(iii), no such special meeting shall be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the stockholders.

               (iv) In any default period, the holders of Common Stock, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of directors until the holders of Series A
Preferred Stock shall have exercised their right to elect two (2) directors voting as a class, after the exercise of which right (x) the directors so elected by the holders of Series A Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining directors theretofor elected by the holders of the class of stock which elected the director whose office shall have become vacant. References in this paragraph (C) to directors elected by the holders of a particular class of stock shall include directors elected by such directors to fill vacancies as provided in clause (y) of the foregoing sentence.

               (v) Immediately upon the expiration of a default period, (x) the right of the holders of Series A Preferred Stock, as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Series A Preferred Stock as a class shall terminate, and (z) the number of directors shall be such number as may be provided for in, or pursuant to, the Restated Certificate of Incorporation or Bylaws irrespective of any increase made pursuant to the provisions of paragraph (C) (ii) of this Section 3 (such number being subject, however to change thereafter in any manner provided by law or in the Restated Certificate of Incorporation or Bylaws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining directors, even though less than a quorum.

               (D) Except as set forth herein (or as otherwise required by applicable law), holders of Series A Preferred Stock shall have no general or special voting rights and their consent shall not be required for taking any corporate action.

               Section 4.    Certain Restrictions.

               (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

                      (i) declare or pay dividends, or make any other distributions on, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

                      (ii) declare or pay dividends, or make any other distributions on, any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts as to which the holders of all such shares are then entitled;
                      (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock;

                      (iv) redeem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

               (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

               Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein, in the Restated Certificate of Incorporation, in any other Certificate of Designations, Preferences and Rights creating a series of Preferred Stock or as otherwise required by law.

               Section 6.    Liquidation, Dissolution or Winding Up.

               (A) With respect to any liquidation, dissolution or winding up (voluntary or otherwise) of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $10,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 10,000 (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Preferred Stock and Common Stock, respectively, holders of Series A Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

               (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Preferred Stock, then such remaining assets shall be distributed ratably to the holders of Series A Preferred Stock and the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

               (C) In the event the Corporation shall at any time after July 26, 1999, (i) declare any dividend on the Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine or consolidate the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of Common Stock that were outstanding immediately prior to such event.

               Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share equal to 10,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after July 26, 1999,
(i) declare any dividend on the Common Stock payable in Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine or consolidate the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that are outstanding immediately prior to such event.

               Section 8. No Redemption. The shares of Series A Preferred Stock shall not be redeemable.

               Section 9. Ranking. The Series A Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

               Section 10. Amendment. The Restated Certificate of Incorporation of the Corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds (66 2/3%) or more of the outstanding shares of Series A Preferred Stock, voting together as a single class.

               Section 11. Fractional Shares. Series A Preferred Stock may be issued in fractions of a share, which are one ten-thousandths or integral multiples of one ten-thousandths of a share, which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

        IN WITNESS WHEREOF, I have executed and subscribed this Amended Certificate of Designations, Preferences and Rights, as of this 26th day of July, 1999.



                                           TANDY CORPORATION


                                      By:  _______________________________
                                     Name: Dwain H. Hughes
                                    Title: Senior Vice President and Chief
                                           Financial Officer

                                                                      EXHIBIT 4a

                                TANDY CORPORATION
                                       and
                                BANKBOSTON, N.A.,
                                  Rights Agent

                      Amended and Restated Rights Agreement
                            Dated as of July 26, 1999

                                Table of Contents
                                -----------------

    Section 1.   Certain Definitions.......................................................  2
    Section 2.   Appointment of Rights Agent...............................................  6
    Section 3.   Issuance of Rights Certificates...........................................  6
    Section 4.   Form of Rights Certificates...............................................  9
    Section 5.   Countersignature and Registration......................................... 10
    Section 6.   Transfer, Split Up, Combination and Exchange of Rights
                 Certificates; Mutilated, Destroyed, Lost or Stolen Rights
                 Certificates.............................................................. 10
    Section 7.   Exercise of Rights; Purchase Price; Expiration Date of Rights............. 12
    Section 8.   Cancellation and Destruction of Rights Certificates....................... 15
    Section 9.   Reservation and Availability of Preferred Shares.......................... 15
    Section 10.  Record Date............................................................... 17
    Section 11.  Adjustment of Purchase Price, Number and Kind of Shares
                 or Number of Rights....................................................... 17
    Section 12.  Certificate of Adjusted Purchase Price or Number of Shares................ 28
    Section 13.  Consolidation, Merger or Sale or Transfer of Assets
                 or Earning Power.......................................................... 29
    Section 14.  Fractional Rights and Fractional Shares................................... 32
    Section 15.  Rights of Action.......................................................... 34
    Section 16.  Agreement of Rights Holders............................................... 35
    Section 17.  Rights Certificate Holder Not Deemed a Stockholder........................ 36
    Section 18.  Concerning the Rights Agent............................................... 36
    Section 19.  Merger or Consolidation or Change of Name of Rights Agent................. 37
    Section 20.  Duties of Rights Agent.................................................... 38
    Section 21.  Change of Rights Agent.................................................... 41
    Section 22.  Issuance of New Rights Certificates....................................... 42
    Section 23.  Redemption and Termination................................................ 43
    Section 24.  Exchange.................................................................. 45
    Section 25.  Notice of Certain Events.................................................. 47
    Section 26.  Notices................................................................... 48
    Section 27.  Supplements and Amendments................................................ 49
    Section 28.  Determination and Actions by the Board of Directors, etc.................. 50
    Section 29.  Successors................................................................ 51
    Section 30.  Benefits of this Agreement................................................ 51
    Section 31.  Severability.............................................................. 51
    Section 32.  Governing Law............................................................. 51
    Section 33.  Counterparts.............................................................. 51
    Section 34.  Descriptive Headings...................................................... 51

    Exhibit A --   Form of Amended Certificate of Designation of
                  Series A Junior Participating Preferred Stock............................A-1

    Exhibit B --   Form of Rights Certificate..............................................B-1

    Exhibit C --   Form of Summary of Rights...............................................C-1



                       DEFINED TERM CROSS REFERENCE SHEET
Acquiring Person..................................................................Section 1(a)
Act...............................................................................Section 1(b)
Adjusted Number of Shares...................................................Section 11(a)(iii)
Adjusted Purchase Price.....................................................Section 11(a)(iii)
Adjustment Fraction..............................................................Section 11(q)
Adjustment Shares............................................................Section 11(a)(ii)
Affiliate.........................................................................Section 1(c)
Associate.........................................................................Section 1(c)
Beneficial Owner..................................................................Section 1(d)
Beneficially Own..............................................................Section 1(d)(ii)
Business Day......................................................................Section 1(e)
Capital Stock Equivalent....................................................Section 11(a)(iii)
Close of Business.................................................................Section 1(f)
Common Shares.....................................................................Section 1(g)
Company................................................................................Preface
Current Per Share Market Price................................................Section 11(d)(i)
Distribution Date.................................................................Section 3(a)
Equivalent Preferred Shares......................................................Section 11(b)
Exchange Act......................................................................Section 1(c)
Exchange Ratio...................................................................Section 24(a)
Final Expiration Date.............................................................Section 7(a)
Interested Stockholder............................................................Section 1(j)
Original Agreement.....................................................................Preface
Permitted Offer...................................................................Section 1(k)
Person............................................................................Section 1(l)
Preferred Shares..................................................................Section 1(m)
Principal Party..................................................................Section 13(b)
Proration Factor............................................................Section 11(a)(iii)
Purchase Price....................................................................Section 4(a)
Record Date............................................................................Preface
Redemption Date...................................................................Section 7(a)
Redemption Price..............................................................Section 23(a)(i)
Right..................................................................................Preface
Rights Agent...........................................................................Preface
Rights Agreement.......................................................................Preface
Rights Certificate................................................................Section 3(a)
Section 11(a)(ii) Event ..........................................................Section 1(o)
Section 13 Event..................................................................Section 1(p)
Security......................................................................Section 11(d)(i)
Shares Acquisition Date...........................................................Section 1(q)
Subsidiary........................................................................Section 1(r)
Summary of Rights.................................................................Section 3(b)
Then Outstanding.............................................................Section 1(d)(iii)
Trading Day...................................................................Section 11(d)(i)
Triggering Event..................................................................Section 1(s)
Voting Securities................................................................Section 13(a)

AMENDED AND RESTATED RIGHTS AGREEMENT

        This Amended and Restated Rights Agreement, dated as of July 26, 1999 (the "Rights Agreement"), between Tandy Corporation, a Delaware corporation (the "Company"), and BankBoston, N.A., a national banking association (the "Rights Agent"), amends and restates the Amended and Restated Rights Agreement, dated as of June 22, 1990 (the "First Amended and Restated Agreement"), between the Company and the Rights Agent, which amended and restated the Rights Agreement, dated as of August 15, 1986 (the "Original Agreement"), between the Company and the Rights Agent.

                                   WITNESSETH:

        WHEREAS, on August 15, 1986, the Board of Directors of the Company authorized and declared a dividend of one preferred share purchase right (a "Right") for each Common Share (as hereinafter defined) of the Company outstanding as of the close of business on August 29, 1986 (the "Record Date"), each Right representing the right to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, of the Company having the rights and preferences set forth in the form of Certificate of Designations filed with the Secretary of the State of Delaware on November 13, 1986 (as amended on June 25, 1990), upon the terms and subject to the conditions set forth in the Original Agreement, and further authorized the issuance of one Right with respect to each Common Share that became outstanding after the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in Sections 3 and 7 of the Original Agreement);

        WHEREAS, on June 24, 1988, the Board of Directors of the Company resolved to amend the Original Agreement and such amendments became effective by agreement with the Rights Agent;

        WHEREAS, on June 22, 1990, the Board of Directors of the Company resolved further to amend and to restate in its entirety the Original Agreement, and such amendments became effective by agreement with the Rights Agent;

        WHEREAS, on July 24, 1999, the Board of Directors of the Company determined that it is advisable and in the best interests of the Company and its stockholders to amend and restate in its entirety the First Amended and Restated Agreement on the terms and conditions set forth herein; and

        NOW  THEREFORE,   in  consideration  of  the  premises  and  the  mutual
agreements herein set forth, the parties hereby agree as follows:

        Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

        (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, without the prior approval of at least a majority of the members of the Board of Directors, shall be the Beneficial Owner of 15% or more of the Common Shares then outstanding (other than as a result of a Permitted Offer (as hereinafter defined)) or was such a Beneficial Owner at any time after the date hereof, whether or not such Person continues to be the Beneficial Owner of 15% or more of the then outstanding Common Shares. Notwithstanding the foregoing, (A) the term "Acquiring Person" shall not include (i) the Company, (ii) any Subsidiary of the Company, (iii) any employee benefit plan of the Company or of any Subsidiary of the Company, or
(iv) any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan; and (B) no Person shall become an "Acquiring Person" as a result of the acquisition of Common Shares by the Company which, by reducing the number of Common Shares outstanding, increases the proportional number of shares beneficially owned by such Person together with all Affiliates and Associates of such Person, provided that if after such share acquisition by the Company, such Person or an Affiliate or Associate of such Person becomes the Beneficial Owner of any additional Common Shares, then such Person shall be deemed an Acquiring Person; and (C) no Person shall become an Acquiring Person if (1) within five Business Days after such Person would otherwise have become an Acquiring Person (but for the operation of this clause
(C)), such Person notifies the Board of Directors that such Person did so inadvertently, and (2) within two Business Days after such notification (or such greater period of time as may be determined by action of the Board of Directors, but in no event greater than five Business Days), such Person divests itself of a sufficient number of Common Shares so that such Person is the Beneficial Owner of less than 15% of the outstanding Common Shares.

        (b) "Act" shall mean the Securities Act of 1933, as amended and as in effect on the date of this Agreement.

        (c) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as in effect on the date of this Agreement.

        (d) A Person shall be deemed the "Beneficial Owner" of and shall be deemed to "beneficially own" any securities:

               (i) which such Person or any of such Person's Affiliates or Associates beneficially owns, directly or indirectly;

               (ii) which such Person or any of such Person's Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, rights (other than the Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (B) the right to vote pursuant to any agreement, arrangement or understanding; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, any security if the agreement, arrangement or understanding to vote such security (1) arises solely from a revocable proxy or consent given to such Person in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations of the Exchange Act and (2) is not also then reportable on Schedule 13D under the Exchange Act (or any comparable or successor report); or

               (iii) which are beneficially owned, directly or indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person (or any of such Person's Affiliates or Associates) has any agreement, arrangement or understanding (whether or not in writing) (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities) relating to the acquisition, holding, voting (except to the extent permitted by subparagraph (ii)(B) of this paragraph (d)) or disposing of any securities of the Company.

        Notwithstanding anything in this definition of Beneficial Ownership to the contrary, the phrase "then outstanding," when used with reference to a Person's Beneficial Ownership of securities of the Company, shall mean the number of such securities then issued and outstanding together with the number of such securities not then actually issued and outstanding which such Person would be deemed to own beneficially hereunder.

        (e) "Business Day" shall mean any day other than a Saturday, Sunday, or Federal holiday; or a day on which banking institutions in the Commonwealth of Massachusetts are authorized or obligated by law or executive order to close.

        (f) "Close of Business" on any given date shall mean 5:00 P.M., Boston time, on such date; provided, however, that if such date is not a Business Day it shall mean 5:00 P.M., Boston time, on the next succeeding Business Day.

        (g) "Common Shares" when used with reference to the Company shall mean shares of Common Stock, par value $1.00 per share, of the Company or, in the event of a subdivision, combination or consolidation with respect to such shares of Common Stock, the shares of Common Stock resulting from such subdivision, combination or consolidation. "Common Shares" when used with reference to any Person other than the Company shall mean the capital stock (or equity interest) with the greatest voting power of such other Person or, if such other Person is a Subsidiary of another Person, the Person or Persons which ultimately control such first-mentioned Person.

        (h) "Distribution Date" shall have the meaning set forth in Section 3 hereof.

        (i) "Final Expiration Date" shall have the meaning set forth in Section 7 hereof.

        (j) "Interested Stockholder" shall mean any Acquiring Person or any Affiliate or Associate of an Acquiring Person or any other Person in which any such Acquiring Person, Affiliate or Associate has an interest which represents in excess of 5% of the total combined economic or voting power of such Person, or any other Person acting directly or indirectly on behalf of or in concert with any such Acquiring Person, Affiliate or Associate.

        (k) "Permitted Offer" shall mean a tender or exchange offer for all outstanding Common Shares at a price and on terms determined, prior to the purchase of shares under such tender or exchange offer, by at least a majority of the members of the Board of Directors to be adequate (taking into account all factors that such directors deem relevant including, without limitation, prices that could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value) and otherwise in the best interests of the Company and its stockholders (other than the Person or any Affiliate or Associate thereof on whose behalf the offer is being made) taking into account all factors that such directors may deem relevant.

        (l) "Person" shall mean any individual, firm, partnership, corporation, limited liability company, trust, association, joint venture or other entity, and shall include any successor (by merger or otherwise) of such entity.

        (m) "Preferred Shares" shall mean shares of Series A Junior Participating Preferred Stock, without par value, of the Company having the relative rights, preferences and limitations set forth in the Form of Amended Certificate of Designations, Preferences and Rights attached to this Agreement as Exhibit A.

        (n) "Redemption Date" shall have the meaning set forth in Section 7 hereof.

        (o)    "Section 11(a)(ii) Event" shall mean any event described in
Section 11(a)(ii) hereof.


        (p)    "Section 13 Event" shall mean any event described in clause (i),
(ii) or (iii) of Section 13(a) hereof.

        (q) "Shares Acquisition Date" shall mean the first date of public announcement (which, for purposes of this definition shall include, without limitation, a report filed pursuant to the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such; provided that if such Person is determined not to have become an Acquiring Person pursuant to Section 1(a) hereof, then no Shares Acquisition Date shall be deemed to have occurred.

        (r) "Subsidiary" of any Person shall mean any corporation or other Person of which a majority of the voting power of the voting equity securities or equity interests is owned, directly or indirectly, by such Person, or which is otherwise controlled by such Person.

        (s)    "Triggering Event" shall mean any Section 11(a)(ii) Event or any
Section 13 Event.

        Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date also be the holders of the Common Shares) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable upon ten (10) days' prior written notice to the Rights Agent. The Rights Agent shall have no duty to supervise, and shall in no event be liable for, the acts or omissions of any such Co-Rights Agent. In the event the Company appoints one or more Co-Rights Agents, the respective duties of the Rights Agent and any Co-Rights Agents shall be as the Company shall determine.

        Section 3.  Issuance of Rights Certificates.

        (a) Until the earlier of (i) the Shares Acquisition Date or (ii) the Close of Business on the tenth day (or such later date as may be determined by action of the Company's Board of Directors), after the date of the commencement by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any Person or entity organized, appointed or established by the Company or of any Subsidiary of the Company for or pursuant to the terms of any such plan) of, or of the first public announcement of the intention of any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any Person or entity organized, appointed or established by the Company or of any Subsidiary of the Company for or pursuant to the terms of any such plan) to commence (which intention to commence remains in effect for five Business Days after such announcement), a tender or exchange offer the consummation of which would result in any Person becoming an Acquiring Person (including, in the case of both (i) and (ii), any such date which is after the date of this Agreement and prior to the issuance of the Rights), the earlier of such dates being herein referred to as the "Distribution Date," (x) the Rights will be evidenced (subject to the provisions of Section 3(b) hereof) by the certificates for Common Shares registered in the names of the holders thereof (which certificates shall also be deemed to be Rights Certificates) and not by separate Rights Certificates, and (y) the right to receive Rights Certificates will be transferable only in connection with the transfer of the underlying Common Shares (including a transfer to the Company); provided, however, that if a tender offer is terminated prior to the occurrence of a Distribution Date, then no Distribution Date shall occur as a result of such tender offer. As soon as practicable after the Distribution Date, the Company will prepare and execute, the Rights Agent will countersign, and the Company will send or cause to be sent, by first-class, postage-prepaid mail, to each record holder of Common Shares as of the Close of Business on the Distribution Date, at the address of such holder shown on the records of the Company, a Rights Certificate substantially in the form of Exhibit B hereto (a "Rights Certificate"), evidencing one Right for each Common Share so held. As of and after the Distribution Date, the Rights will be evidenced solely by such Rights Certificates.

        (b) As soon as practicable after the date of this Agreement, the Company will send a copy of an amended Summary of Rights to Purchase Preferred Shares, in substantially the form attached hereto as Exhibit C (the "Summary of Rights"), by first-class, postage-prepaid mail, to each record holder of Common Shares as of the date of this Agreement, at the address of such holder shown on the records of the Company. With respect to certificates for Common Shares outstanding as of the date of this Agreement, until the Distribution Date, the Rights will be evidenced by such certificates registered in the names of the holders thereof (together with a copy of the Summary of Rights). Until the Distribution Date (or the earlier of the Redemption Date or the Final Expiration
Date), the surrender for transfer of any certificate for Common Shares outstanding on the date of this Agreement, with or without a copy of the Summary of Rights attached thereto, shall also constitute the transfer of the Rights associated with such Common Shares.

        (c) Certificates for Common Shares which become outstanding (including, without limitation, reacquired Common Shares referred to in the last sentence of this paragraph (c)) after the date of this Agreement but prior to the earliest of the Distribution Date, the Redemption Date or the Final Expiration Date, shall be deemed also to be certificates for Rights, and shall bear the following legend:

               This certificate also evidences and entitles the holder hereof to certain Rights as set forth in an Amended and Restated Rights Agreement between Tandy Corporation and BankBoston, N.A. dated as of July 26, 1999 (the "Rights Agreement"), as amended from time to time, the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Tandy Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Tandy Corporation will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, as set forth in the Rights Agreement, Rights issued to, or held by, any Person who is, was or becomes an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) and certain related persons, whether currently held by or on behalf of such Person or by any subsequent holder, may become null and void.

With respect to such certificates containing the foregoing legend, until the Distribution Date, the Rights associated with the Common Shares represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate shall also constitute the transfer of the Rights associated with the Common Shares represented thereby. In the event that the Company purchases or acquires any Common Shares after the Record Date but prior to the Distribution Date, any Rights associated with such Common Shares shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with the Common Shares which are no longer outstanding.

        Section 4.  Form of Rights Certificates.

        (a) The Rights Certificates (and the forms of election to purchase and of assignment to be printed on the reverse thereof) shall each be substantially in the form set forth in Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Sections 11 and 22 hereof, the Rights Certificates, whenever distributed, on their face shall entitle the holders thereof to purchase such number of one ten-thousandths of a Preferred Share as shall be set forth therein at the price per one ten-thousandth of a Preferred Share set forth therein (the "Purchase Price"), but the amount and type of securities purchasable upon the exercise of each Right and the Purchase Price thereof shall be subject to adjustment as provided herein.

        (b) Any Rights Certificate issued pursuant to Section 3(a) or Section 22 hereof that represents Rights which are null and void pursuant to Section 7(e) of this Agreement and any Rights Certificate issued pursuant to Section 6 or
Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Rights Certificate referred to in this sentence, shall contain (to the extent feasible) the following legend:

               The Rights represented by this Rights Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or an Affiliate or Associate of an Acquiring Person (as such terms are defined in the Rights Agreement) or certain related persons. Accordingly, this Rights Certificate and the Rights represented hereby are null and void.

The provisions of Section 7(e) of this Rights Agreement shall be operative whether or not the foregoing legend is contained on any such Rights Certificate.

        Section 5. Countersignature and Registration. The Rights Certificates shall be executed on behalf of the Company by its Chairman of the Board, its Chief Executive Officer, President, any of its Vice Presidents, or its Treasurer, either manually or by facsimile signature, shall have affixed thereto the Company's seal or a facsimile thereof, and shall be attested by the Secretary, or an Assistant Secretary, of the Company, either manually or by facsimile signature. The Rights Certificates shall be countersigned by the Rights Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Rights
Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Rights Certificates, nevertheless, may be countersigned by the Rights Agent, and issued and delivered by the Company with the same force and effect as though the person who signed such Rights Certificates had not ceased to be such officer of the Company; and any Rights Certificate may be signed on behalf of the Company by any person who, at the actual date of the execution of such Rights Certificate, shall be a proper officer of the Company to sign such Rights Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

        Following the Distribution Date, the Rights Agent will keep or cause to be kept, at the office of the Rights Agent designated for such purposes, records for registration and transfer of the Rights Certificates issued hereunder. Such records shall show the names and addresses of the respective holders of the Rights Certificates, the number of Rights evidenced on its face by each of the Rights Certificates and the date and certificate number of each of the Rights Certificates.

        Section 6. Transfer, Split Up, Combination and Exchange of Rights Certificates; Mutilated, Destroyed, Lost or Stolen Rights Certificates. Subject to the provisions of Sections 4(b), 7(e), 11 and 14 hereof, at any time after the Close of Business on the Distribution Date, and at or prior to the Close of Business on the earlier of the Redemption Date or the Final Expiration Date, any Rights Certificate or Rights Certificates may be transferred, split up, combined or exchanged for another Rights Certificate or Rights Certificates, entitling the registered holder to purchase a like number of one ten-thousandths of a Preferred Share (or, following a Triggering Event, other securities, as the case may be) as the Rights Certificate or Rights Certificates surrendered then entitled such holder (or its transferor in the case of a transfer) to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Rights Certificate or Rights Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Rights Certificate or Rights Certificates to be transferred, split-up, combined or exchanged, with the form of assignment and certificate appropriately executed, at the principal office or offices of the Rights Agent designated for such purpose. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Rights Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Rights Certificate and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon the Rights Agent shall, subject to the provisions of Sections 4(b), 7(e), 11 and 14 hereof, countersign and deliver to the Person entitled thereto a Rights Certificate or Rights Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split-up, combination or exchange of Rights Certificates.

        Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Rights Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and, at the Company's request, reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Rights Certificate if mutilated, the Company will execute and deliver a new Rights Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Rights Certificate so lost, stolen, destroyed or mutilated.

        Section 7. Exercise of Rights; Purchase Price;Expiration Date of Rights.

        (a) Subject to Section 7(e) hereof, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein) in whole or in part at any time after the Distribution Date upon surrender of the Rights Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal office or offices of the Rights Agent designated for such purpose, together with payment of the aggregate Purchase Price for the total number of one ten-thousandths of a Preferred Share (or other securities as the case may be) as which such surrendered Rights are exercised, at or prior to the earliest of (i) the Close of Business on July 26, 2009 (the "Final Expiration Date"), (ii) the time at which the Rights are redeemed as provided in Section 23 hereof (the "Redemption Date"), (iii) the time at which the Rights are exchanged as provided in Section 24 hereof, or (iv) the consummation of a transaction contemplated by Section 13(d) hereof.

        (b) The Purchase Price for each one ten-thousandth of a Preferred Share pursuant to the exercise of a Right shall initially be $250, shall be subject to adjustment from time to time as provided in Sections 11 and 13(a) hereof and shall be payable in accordance with paragraph (c) below.

        (c) Upon receipt of a Rights Certificate representing exercisable Rights, with the appropriate form of election to purchase and the certificate duly executed, accompanied by payment of the Purchase Price for the Preferred Shares (or other securities, as the case may be) to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of such Rights Certificate in accordance with Section 6 and Section 9 hereof by certified check, cashier's check or money order payable to the order of the Company, the Rights Agent shall thereupon, subject to Section 20(k), promptly
(i) (A) requisition from any transfer agent of the Preferred Shares (or make available, if the Rights Agent is the transfer agent) certificates for the number of Preferred Shares to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests, or (B) if the Company, in its sole discretion, shall have elected to deposit the Preferred Shares issuable upon exercise of the Rights hereunder into a depositary, requisition from the depositary agent depositary receipts representing such number of one ten-thousandths of a Preferred Share as are to be purchased (in which case certificates for the Preferred Shares represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company will direct the depositary agent to comply with such requests, (ii) when appropriate, requisition from the Company the amount of cash, if any, to be paid in lieu of issuance of fractional shares in accordance with Section 14 hereof,
(iii) after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, and (iv) when appropriate, after receipt thereof, deliver such cash to or upon the order of the registered holder of such Rights Certificate.

        In the event that the Company is obligated to issue other securities (including Common Shares) of the Company pursuant to Section 11(a) hereof, the Company will make all arrangements necessary so that such other securities are available for distribution by the Rights Agent, if and when appropriate.

        In addition, in the case of an exercise of the Rights by a holder pursuant to Section 11(a)(ii), the Rights Agent shall return such Rights Certificate to the registered holder thereof after imprinting, stamping or otherwise indicating thereon that the Rights represented by such Rights
Certificate no longer include the rights provided by Section 11(a)(ii) of the Rights Agreement and if less than all the Rights represented by such Rights Certificate were so exercised, the Rights Agent shall indicate on the Rights Certificate the number of Rights represented thereby which continue to include the rights provided by Section 11(a)(ii).

        (d) In case the registered holder of any Rights Certificate shall exercise (except pursuant to Section 11(a)(ii)) less than all the Rights evidenced thereby, a new Rights Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to the registered holder of such Rights Certificate or to his duly authorized assigns, subject to the provisions of Section 14 hereof, or the Rights Agent shall place an appropriate notation on the Rights Certificate with respect to those Rights exercised.

        (e) Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Section 11(a)(ii) Event, any Rights beneficially owned by (i) an Acquiring Person or an Affiliate or Associate of an Acquiring Person, (ii) a transferee of an Acquiring Person (or of any Affiliate or Associate thereof) who becomes a transferee after the Acquiring Person becomes such, or (iii) a transferee of an Acquiring Person (or of any Affiliate or Associate thereof) who becomes a transferee prior to or concurrently with the Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person to holders of equity interest in such Acquiring Person or to any Person with whom the Acquiring Person has a continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Company shall use all reasonable efforts to insure that the provisions of this Section 7(e) and
Section 4(b) hereof are complied with, but shall have no liability to any holder of Rights Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or its Affiliates, Associates or transferees hereunder.

        (f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such exercise and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

        Section 8. Cancellation and Destruction of Rights Certificates. All Rights Certificates surrendered for the purpose of exercise (other than a partial exercise), transfer, split up, combination or exchange shall, if surrendered to the Company or to any of its agents, be delivered to the Rights Agent for cancellation or in canceled form, or if surrendered to the Rights Agent, shall be canceled by it, and no Rights Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Rights Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Rights Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all canceled Rights Certificates to the Company, or shall, at the written request of the Company, destroy such canceled Rights Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

        Section 9. Reservation and Availability of Preferred Shares. The Company covenants and agrees that at all times prior to the occurrence of a Section 11(a)(ii) Event it will cause to be reserved and kept available out of its authorized and unissued Preferred Shares, or any authorized and issued Preferred Shares held in its treasury, the number of Preferred Shares that will be sufficient to permit the exercise in full of all outstanding Rights and, after the occurrence of a Section 11(a)(ii) Event, shall to the extent reasonably practicable so reserve and keep available a sufficient number of Common Shares (and/or other securities) which may be required to permit the exercise in full of the Rights pursuant to this Agreement.

        So long as the Preferred Shares (and, after the occurrence of a Section 11(a)(ii) Event, Common Shares or any other securities) issuable upon the exercise of Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

        The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Preferred Shares (or Common Shares and/or other securities, as the case may be) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares or other securities (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and non-assessable shares or securities.

        The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges that may be payable in respect of the issuance or delivery of the Rights Certificates or of any Preferred Shares (or Common Shares and/or other securities, as the case may be) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax that may be payable in respect of any transfer or delivery of Rights Certificates to a person other than, or the issuance or delivery of certificates or depositary receipts for the Preferred Shares (or Common Shares and/or other securities, as the case may be) in a name other than that of, the registered holder of the Rights Certificate evidencing Rights surrendered for exercise, or to issue or deliver any certificates or depositary receipts for Preferred Shares (or Common Shares and/or other securities as the case may be) upon the exercise of any Rights, until any such tax shall have been paid (any such tax being payable by the holder of such Rights Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

        The Company shall use its best efforts to (i) file, as soon as practicable following the Shares Acquisition Date, (or, if required by law, at such earlier time following the Distribution Date as so required), a registration statement under the Act, with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing, and
(iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act and the rules and regulations thereunder) until the date of the expiration of the rights provided by Section 11(a)(ii). The Company will also take such action as may be appropriate under the blue sky laws of the various states.

        Section 10. Record Date. Each person in whose name any certificate for Preferred Shares (or Common Shares and/or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the Preferred Shares (or Common Shares and/or other securities, as the case may be) represented thereby on, and such certificate shall be dated the date upon which the Rights Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Shares (or Common Shares and/or other securities, as the case may be) transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Shares (or Common Shares and/or other securities, as the case may be) transfer books of the Company are open.

        Section 11. Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights. The Purchase Price, the number and kind of shares subject to purchase upon exercise of each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

        (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preferred Shares payable in Preferred Shares, (B) subdivide the outstanding Preferred Shares, (C) combine the outstanding Preferred Shares into a smaller number of Preferred Shares or
(D) issue any shares of its capital stock in a reclassification of the Preferred Shares (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a) and Section 7(e) hereof, the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of capital stock issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive the aggregate number and kind of shares of capital stock which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Shares transfer books of the Company were open, such holder would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of one Right. If an event occurs which would require an adjustment under both Section 11(a)(i) and Section 11(a)(ii), the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to Section 11(a)(ii).

               (ii) In the event any Person, alone or together with its Affiliates and Associates, shall become an Acquiring Person, then proper provision shall be made so that each holder of a Right (except as provided below and in Section 7(e) hereof) shall, for a period of 60 days after the later of the occurrence of any such event or the effective date of an appropriate registration statement under the Act pursuant to Section 9 hereof, have a right to receive, upon exercise thereof at a price equal to the then current Purchase Price, in accordance with the terms of this Agreement, such number of Common Shares (or, in the discretion of the Board of Directors, one ten-thousandths of a Preferred Share) as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of one ten-thousandths of a Preferred Share for which a Right was exercisable immediately prior to the first occurrence of a Section 11(a)(ii) Event, and dividing that product by (y) 50% of the then current per share market price of the Company's Common Shares (determined pursuant to Section 11(d) hereof) on the date of such first occurrence (such number of shares being referred to as the "Adjustment Shares"); provided, however, that if the transaction that would otherwise give rise to the foregoing adjustment is also subject to the provisions of Section 13 hereof, then only the provisions of Section 13 hereof shall apply and no adjustment shall be made pursuant to this Section 11(a)(ii);

               (iii) In the event that there shall not be sufficient treasury shares or authorized but unissued (and unreserved) Common Shares to permit the exercise in full of the Rights in accordance with the foregoing subparagraph
(ii) and the Rights become so exercisable (and the Board has determined to make the Rights exercisable into fractions of a Preferred Share), notwithstanding any other provision of this Agreement, to the extent necessary and permitted by applicable law, each Right shall thereafter represent the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, (x) a number of (or fractions of) Common Shares (up to the maximum number of Common Shares which may permissibly be issued) and (y) a number of (or fractions of) one ten-thousandths of a Preferred Share or a number of, or fractions of other equity securities of the Company (or, in the discretion of the Board of Directors, debt) which the Board of Directors of the Company has determined to have the same aggregate current market value (determined pursuant to Sections 11(d)(i) and (ii) hereof, to the extent applicable), as one Common Share (such number of, or fractions of, Preferred Shares, debt, or other equity securities or debt of the Company being referred to as a "capital stock equivalent"), equal in the aggregate to the number of Adjustment Shares; provided, however, if sufficient Common Shares and/or capital stock equivalents are unavailable, then the Company shall, to the extent permitted by applicable law, take all such action as may be necessary to authorize additional Common Shares or capital stock equivalents for issuance upon exercise of the Rights, including the calling of a meeting of stockholders; and provided, further, that if the Company is unable to cause sufficient Common Shares and/or capital stock equivalents to be available for issuance upon exercise in full of the Rights, then each Right shall thereafter represent the right to receive the Adjusted Number of Shares upon exercise at the Adjusted Purchase Price (as such terms are hereinafter defined). As used herein, the term "Adjusted Number of Shares" shall be equal to that number of (or fractions of) Common Shares (and/or capital stock equivalents) equal to the product of (x) the number of Adjustment Shares and (y) a fraction, the numerator of which is the number of Common Shares (and/or capital stock equivalents) available for issuance upon exercise of the Rights and the denominator of which is the aggregate number of Adjustment Shares otherwise issuable upon exercise in full of all Rights (assuming there were a sufficient number of Common Shares available) (such fraction being referred to as the "Proration Factor"). The "Adjusted Purchase Price" shall mean the product of the Purchase Price and the Proration Factor. The Board of Directors may, but shall not be required to, establish procedures to allocate the right to receive Common Shares and capital stock equivalents upon exercise of the Rights among holders of Rights.

        (b) In case the Company shall fix a record date for the issuance of rights (other than the Rights), options or warrants to all holders of Preferred Shares entitling them (for a period expiring within 45 calendar days after such record date) to subscribe for or purchase Preferred Shares (or shares having the same rights, privileges and preferences as the Preferred Shares ("equivalent preferred shares")) or securities convertible into Preferred Shares or equivalent preferred shares at a price per Preferred Share or equivalent preferred share (or having a conversion price per share, if a security convertible into Preferred Shares or equivalent preferred shares) less than the current per share market price of the Preferred Shares (as determined pursuant to Section 11(d) hereof) on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of Preferred Shares outstanding on such record date plus the number of Preferred Shares which the aggregate offering price of the total number of Preferred Shares and/or equivalent preferred shares so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current per share market price and the denominator of which shall be the number of Preferred Shares outstanding on such record date plus the number of additional Preferred Shares and/or equivalent preferred shares to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible); provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of one Right. In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent. Preferred Shares owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed; and in the event that such rights, options or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

        (c) In case the Company shall fix a record date for the making of a distribution to all holders of the Preferred Shares (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing or surviving corporation) of evidences of indebtedness or assets (other than a regular quarterly cash dividend or a dividend payable in Preferred Shares) or subscription rights or warrants (excluding those referred to in Section 11(b) hereof), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the then current per share market price (as determined pursuant to Section 11(d) hereof) of the Preferred Shares on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent) of the portion of the assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to one Preferred Share and the denominator of which shall be such current per share market price of the Preferred Shares; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company to be issued upon exercise of one Right. Such adjustments shall be made successively whenever such a record date is fixed; and in the event that such distribution is not so made, the Purchase Price shall again be adjusted to be the Purchase Price that would then be in effect if such record date had not been fixed.

        (d) (i) For the purpose of any computation hereunder, the "current per share market price" of any security (a "Security" for the purpose of this
Section 11(d)(i)) on any date shall be deemed to be the average of the daily closing prices per share of such Security for the thirty (30) consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that in the event that the current per share market price of the Security is determined during a period following the announcement by the issuer of such Security of (A) a dividend or distribution on such Security payable in shares of such Security or securities convertible into such Security, or (B) any subdivision, combination or reclassification of such Security, and prior to the expiration of thirty (30) Trading Days after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the current per share market price shall be appropriately adjusted to reflect the current market price per share equivalent of such Security. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Security is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Security is listed or admitted to trading or, if the Security is not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotations System ("Nasdaq") or such other exchange or market system then in use, or, if on any such date the Security is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Security selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Security, the fair value of the Security on such date as determined in good faith by the Board of Directors of the Company shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Security is listed or admitted to trading is open for the transaction of business or, if the Security is not listed or admitted to trading on any national securities exchange, a Business Day. Subject to Section 11(d)(ii) hereof, if any Security is not publicly held or so listed or traded, the "current per share market price" of such Security shall mean the fair market value per share as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent.

               (ii) For the purpose of any computation hereunder, the "current per share market price" of the Preferred Shares (or one ten-thousandth of a Preferred Share) shall be determined in the same manner as set forth in clause
(i) of this Section 11(d). If the Preferred Shares are not publicly traded, the "current per share market price" of the Preferred Shares shall be conclusively deemed to be the current per share market price of the Common Shares as determined pursuant to Section 11(d)(i) (appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof), multiplied by ten thousand. If neither the Common Shares nor the Preferred Shares are publicly held or so listed or traded, "current per share market price" shall mean the fair value per share as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent.

        (e) Anything herein to the contrary notwithstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest one ten-thousandth of a Preferred Share, or one hundred-thousandth of any other share or security, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three
(3) years from the date of the transaction that requires such adjustment or (ii) the Final Expiration Date.

        (f) If as a result of an adjustment made pursuant to Section 11(a)(ii) or Section 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock of the Company other than Preferred Shares, thereafter the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares contained in Section 11(a) through (c), inclusive, and the provisions of Sections 7, 9, 10, 13 and 14 with respect to the Preferred Shares shall apply on like terms to any such other shares.

        (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one ten-thousandths of a Preferred Share purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

        (h) Unless the Company shall have  exercised its election as provided in
Section 11(i) hereof, upon each adjustment of the Purchase Price as a result of the calculations made in Sections 11(b) and 11(c) hereof, each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one ten-thousandths of a Preferred Share (calculated to the nearest one ten-thousandth of a Preferred Share) obtained by (i) multiplying (x) the number of Preferred Shares covered by a Right immediately prior to this adjustment of the Purchase Price by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

        (i) The Company may elect on or after the date of any adjustment of the Purchase Price as a result of the calculations made in Section 11(b) and (c) to adjust the number of Rights, in lieu of any adjustment in the number of one ten-thousandths of a Preferred Share purchasable upon the exercise of a Right. Each of the Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one ten-thousandths of a Preferred Share for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one hundred-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any date thereafter, but, if the Rights Certificates have been issued, shall be at least ten (10) days later than the date of the public announcement. If Rights Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Rights Certificates on such record date Rights Certificates evidencing, subject to
Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Rights Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Rights Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Rights Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein and shall be registered in the names of the holders of record of Rights Certificates on the record date specified in the public announcement.

        (j) Irrespective of any adjustment or change in the Purchase Price or the number of one ten-thousandths of a Preferred Share issuable upon the exercise of the Rights, the Rights Certificates theretofor and thereafter issued may continue to express the Purchase Price per share and the number of one ten-thousandths of a Preferred Share which were expressed in the initial Rights Certificates issued hereunder.

        (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then par value, if any, of the number of one ten-thousandths of a Preferred Share, Common Shares or other securities issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue such number of fully paid and non-assessable one ten-thousandths of a Preferred Share, Common Shares or other securities at such adjusted Purchase Price.

        (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuance to the holder of any Right exercised after such record date the number of one ten-thousandths of a Preferred Share, Common Shares, or other securities of the Company, if any, issuable upon such exercise over and above the number of one ten-thousandths of a Preferred Share, Common Shares, or other securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares upon the occurrence of the event requiring such adjustment.

        (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that it in its sole discretion shall determine to be advisable in order that (i) any consolidation or subdivision of the Preferred Shares, (ii) issuance wholly for cash of Preferred Shares at less than the current market price, (iii) issuance wholly for cash of Preferred Shares or securities which by their terms are convertible into or exchangeable for Preferred Shares, (iv) stock dividends or (v) issuance of rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Preferred Shares shall not be taxable to such stockholders.

        (n) The Company covenants and agrees that it shall not, at any time after the Distribution Date, (i) consolidate with any other Person (other than a Subsidiary of the Company in a transaction which does not violate Section 11(o) hereof), (ii) merge with or into any other Person (other than a Subsidiary of the Company in a transaction which does not violate Section 11(o) hereof), or
(iii) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction, or a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which does not violate Section 11(o) hereof), if (x) at the time of or immediately after such consolidation, merger, sale or transfer there are any charter or by-law provisions or any rights, warrants or other instruments or securities outstanding or agreements in effect or other actions taken, which would materially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (y) prior to, simultaneously with or immediately after such consolidation, merger or sale, the stockholders of the Person who constitutes, or would constitute, the "Principal Party" for purposes of Section 13(a) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates. The Company shall not consummate any such consolidation, merger, sale or transfer unless prior thereto the Company and such other Person shall have executed and delivered to the Rights Agent a supplemental agreement evidencing compliance with this Section 11(n).

        (o) The Company covenants and agrees that, after the Distribution Date, it will not, except as permitted by Section 23 or Section 27 hereof, take (or permit any Subsidiary to take) any action the purpose of which is to, or if at the time such action is taken it is reasonably foreseeable that the effect of such action is to, materially diminish or otherwise eliminate the benefits intended to be afforded by the Rights.

        (p) The exercise of Rights under Section 11(a)(ii) shall only result in the loss of rights under Section 11(a)(ii) to the extent so exercised and shall not otherwise affect the rights represented by the Rights under this Rights Agreement, including the rights represented by Section 13.

        (q) Anything in this Agreement to the contrary notwithstanding, in the event that the Company shall at any time after the date of this Agreement and prior to the Distribution Date (i) declare a dividend on the outstanding Common Shares payable in Common Shares, (ii) subdivide the outstanding Common Shares,
(iii) combine or consolidate the outstanding Common Shares into a smaller number of shares or (iv) otherwise reclassify the outstanding Common Shares, then in any such case, the number of Rights associated with each Common Share then outstanding, or issued or delivered thereafter but prior to the Distribution Date, shall be proportionately adjusted so that the number of Rights thereafter associated with each Common Share following any such event shall equal the result obtained by multiplying the number of Rights associated with each Common Share immediately prior to such event by a fraction (the "Adjustment Fraction") the numerator of which shall be the total number of Common Shares outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of Common Shares outstanding immediately following the occurrence of such event. In lieu of such adjustment in the number of Rights associated with one Common Share, the Company may elect to adjust the number of one ten-thousandths of a Preferred Share purchasable upon the exercise of one Right and the Purchase Price. If the Company makes such election, the number of Rights associated with one Common Share shall remain unchanged, and the number of one ten-thousandths of a Preferred Share purchasable upon exercise of one Right and the Purchase Price shall be proportionately adjusted so that (i) the number of one ten-thousandths of a Preferred Share purchasable upon exercise of a Right following such adjustment shall equal the product of the number of one ten-thousandths of a Preferred Share purchasable upon exercise of a Right immediately prior to such adjustment multiplied by the Adjustment Fraction and
(ii) the Purchase Price following such adjustment shall equal the product of the Purchase Price immediately prior to such adjustment multiplied by the Adjustment Fraction. The adjustment provided for in this subsection shall be made successively whenever such a dividend is declared or paid or such a subdivision, combination or consolidation is effected.

        Section 12. Certificate of Adjusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Sections 11 and 13 hereof, the Company shall promptly (a) prepare a certificate setting forth such adjustment, and a brief statement of the facts accounting for such adjustment, (b) file with the Rights Agent and with each transfer agent for the Common Shares and the Preferred Shares a copy of such certificate and (c) mail a brief summary thereof to each holder of a Rights Certificate in accordance with Section 26 hereof. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained and shall not be deemed to have knowledge of any adjustment unless and until it shall have received such certificate.

        Section 13. Consolidation, Merger or Sale or Transfer of Assets or Earning Power. (a) In the event that, on or following the Shares Acquisition Date, directly or indirectly, (x) the Company shall consolidate with, or merge with and into, any Interested Stockholder or, if in such merger or consolidation all holders of Common Shares are not treated alike, any other Person, (y) the Company shall consolidate with, or merge with, any Interested Stockholder or, if in such merger or consolidation all holders of Common Shares are not treated alike, any other Person, and the Company shall be the continuing or surviving corporation of such consolidation or merger (other than, in a case of any transaction described in (x) or (y), a merger or consolidation which would result in all of the securities generally entitled to vote in the election of directors ("voting securities") of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into securities of the surviving entity) all of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation and the holders of such securities not having changed as a result of such merger or consolidation), or (z) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one transaction or a series of related transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any Interested Stockholder or Person or, if in such transaction all holders of Common Shares are not treated alike, any other Person (other than the Company or any Subsidiary of the Company in one or more transactions each of which does not violate Section 11(o) hereof), then, and in each such case (except as provided in Section 13(d) hereof), proper provision shall be made so that (i) each holder of a Right (except as provided in Section 7(e) hereof), shall thereafter have the right to receive, upon the exercise thereof at a price equal to the then current Purchase Price, in accordance with the terms of this Agreement and in lieu of Preferred Shares, such number of freely tradeable Common Shares of the Principal Party (as hereinafter defined), not subject to any liens, encumbrances, rights of first refusal, or other adverse claims, as shall equal the result obtained by (A) multiplying the then current Purchase Price by the number of one ten-thousandths of a Preferred Share for which a Right is then exercisable (without taking into account any adjustment previously made pursuant to Section 11(a)(ii)) and dividing that product by (B) 50% of the then current per share market price of the Common Shares of such Principal Party (determined pursuant to Section 11(d) hereof) on the date of consummation of such Section 13 Event; (ii) such Principal Party shall thereafter be liable for, and shall assume, by virtue of such Section 13 Event, all the obligations and duties of the Company pursuant to this Agreement; (iii) the term "Company" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of
Section 11 hereof shall apply only to such Principal Party following the first occurrence of a Section 13 Event; and (iv) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of its Common Shares) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to the Common Shares thereafter deliverable upon the exercise of the Rights.

        (b)    "Principal Party" shall mean

               (i) in the case of any transaction  described in clause (x) or
(y) of the first sentence of Section 13(a), the Person that is the issuer of any securities into which Common Shares of the Company are converted in such merger or consolidation, and if no securities are so issued, the Person that is the other party to such merger or consolidation (including, if applicable, the Company if it is the surviving corporation ); and

               (ii) in the case of any transaction described in clause (z) of the first sentence of Section 13(a), the Person that is the party receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions; provided, however, that in any of the foregoing cases, (1) if the Common Shares of such Person are not at such time and have not been continuously over the preceding twelve (12) month period registered under
Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Shares of which are and have been so registered, "Principal Party" shall refer to such other Person; (2) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Shares of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Shares having the greatest aggregate market value; and (3) in case such Person is owned, directly or indirectly, by a joint venture formed by two or more Persons that are not owned, directly or indirectly, by the same Person, the rules set forth in (1) and (2) above shall apply to each of the chains of ownership having an interest in such joint venture as if such party were a "Subsidiary" of both or all of such joint venturers and the Principal Parties in each such chain shall bear the obligations set forth in this Section 13 in the same ratio as their direct or indirect interests in such Person bear to the total of such interests.

        (c) The Company shall not consummate any such consolidation, merger, sale or transfer unless the Principal Party shall have a sufficient number of its authorized Common Shares which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Company and such Principal Party shall have executed and delivered to the Right Agent a supplemental agreement providing for the terms set forth in paragraphs (a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of any consolidation, merger, sale or transfer mentioned in paragraph (a) of this Section 13, the Principal Party at its own expense shall:

               (i) prepare and file a registration statement under the Act with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, and use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and (B) remain effective (with a prospectus at all times meeting the requirements of the Act) until the Final Expiration Date;

               (ii) use its best efforts to qualify or register the Rights and the securities purchasable upon exercise of the Rights under the blue sky laws of such jurisdictions as may be necessary or appropriate; and

               (iii) deliver to holders of the Rights historical financial statements for the Principal Party and each of its Affiliates which comply in all material respects with the requirements for registration on Form 10 under the Exchange Act.

        The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers. The rights under this
Section 13 shall be in addition to the rights to exercise Rights and adjustments under Section 11(a)(ii) and shall survive any exercise thereof.

        (d) Notwithstanding anything in this Agreement to the contrary, the provisions of this Section 13 shall not be applicable to a transaction described in clauses (x) and (y) of Section 13(a) if: (i) such transaction is consummated with a Person or Persons who acquired Common Shares pursuant to a Permitted Offer (or a wholly owned Subsidiary of any such Person or Persons); (ii) the price per Common Share offered in such transaction is not less than the price per Common Share paid to all holders of Common Shares whose shares were purchased pursuant to such Permitted Offer; and (iii) the form of consideration offered in such transaction is the same as the form of consideration paid pursuant to such Permitted Offer. Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

        Section 14.  Fractional Rights and Fractional Shares.

        (a) The Company shall not be required to issue fractions of Rights or to distribute Rights Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange, or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading or, if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the Nasdaq or such other system then is use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Board of Directors of the Company shall be used and shall be binding as the Rights Agent.

        (b) The Company shall not be required to issue fractions of Preferred Shares (other than fractions that are one ten-thousandths or integral multiples of one ten-thousandths of a Preferred Share) upon exercise of the Rights or to issue certificates which evidence fractional Preferred Shares (other than fractions that are one ten-thousandths or integral multiples of one ten-thousandths of a Preferred Share). Fractions of Preferred Shares in integral multiples of one ten-thousandths of a Preferred Share may, at the election of the Company, be evidenced by depositary receipts, pursuant to an appropriate agreement between the Company and a depositary selected by it; provided that such agreement shall provide that the holders of such depositary receipts shall have all the rights, privileges and preferences to which they are entitled as Beneficial Owners of the Preferred Shares represented by such depositary receipts. In lieu of fractional Preferred Shares that are not one ten-thousandths or integral multiples of one ten-thousandths of a Preferred Share, the Company shall pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one Preferred Share. For purposes of this Section 14(b), the current market value of a Preferred Share shall be the closing price of a Preferred Share (as determined pursuant to Section 11(d) hereof) for the Trading Day immediately prior to the date of such exercise.

        (c) Following the occurrence of one of the transactions or events specified in Section 11 giving rise to the right to receive Common Shares, capital stock equivalents (other than Preferred Shares) or other securities upon the exercise of a Right, the Company shall not be required to issue fractions of shares or units of such Common Shares, capital stock equivalents or other securities upon exercise of the Rights or to distribute certificates which evidence fractions of such Common Shares, capital stock equivalents or other securities. In lieu of fractional shares or units of such Common Shares, capital stock equivalents or other securities, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of a share or unit of such Common Shares, capital stock equivalents or other securities. For purposes of this Section 14(c), the current market value shall be determined in the manner set forth in Section 11(d) hereof for the Trading Day immediately prior to the date of such exercise, and if such capital stock equivalent is not traded, each such capital stock equivalent shall have the value of one ten-thousandth of a Preferred Share.

        (d) The holder of a Right by the acceptance of the Rights expressly waives the right to receive any fractional Rights or any fractional shares upon exercise of a Right (except as provided above).

        Section 15. Rights of Action. All rights of action in respect of this Agreement, excepting the rights of action given to the Rights Agent under
Section 18 hereof, are vested in the respective registered holders of the Rights Certificates (and, prior to the Distribution Date, the registered holders of the Common Shares); and any registered holder of any Rights Certificate (or, prior to the Distribution Date, of the Common Shares), without the consent of the Rights Agent or of the holder of any other Rights Certificate (or, prior to the Distribution Date, of the Common Shares), may in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Rights Certificate in the manner provided in such Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of the Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations under, and injunctive relief against actual or threatened violations of, the obligations of any Person subject to this Agreement.

        Section 16. Agreement of Rights Holders. Every holder of a Right, by accepting the same, consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

        (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of the Common Shares;

        (b) after the Distribution Date, the Rights Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office or offices of the Rights Agent designated for such purpose, duly endorsed or accompanied by a proper instrument of transfer and with the appropriate form fully executed;

        (c) subject to Section 6 and Section 7(f) hereof, the Company and the Rights Agent may deem and treat the person in whose name the Rights Certificate (or, prior to the Distribution Date, the associated Common Shares certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Rights Certificates or the associated Common Shares certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent, subject to the last sentence of Section 7(e) hereof, shall be affected by any notice to the contrary; and

        (d) notwithstanding anything in this Agreement to the contrary, neither the Company nor the Rights Agent shall have any liability to any holder of a Right or a beneficial interest in a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation or executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; provided, however, the Company must use its best efforts to have any such order, decree or ruling lifted or otherwise overturned as soon as possible.

        Section 17. Rights Certificate Holder Not Deemed a Stockholder. No holder, as such, of any Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the Preferred Shares or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Rights Certificate be construed to confer upon the holder of any Rights Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 25 hereof), or to receive dividends or other distributions or to exercise any preemptive or subscription rights, or otherwise, until the Right or Rights evidenced by such Rights Certificate shall have been exercised in accordance with the provisions hereof.

        Section 18. Concerning the Rights Agent. The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without gross negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises. The indemnity provided for herein shall survive the expiration of the Rights and the termination of this Agreement.

        The Rights Agent shall be protected and shall incur no liability for, or in respect of, any action taken, suffered or omitted by it in connection with, its administration of this Agreement in reliance upon any Rights Certificate or certificate for the Preferred Shares or Common Shares or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons.

        Section 19. Merger or Consolidation or Change of Name of Rights Agent. Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the stock transfer or all or substantially all of the corporate trust business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of
Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Rights Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, any successor Rights Agent may countersign such Rights Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

        In case at any time the name of the Rights Agent shall be changed and at such time any of the Rights Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in its prior name or in its changed name: and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

        Section 20. Duties of Rights Agent. The Rights Agent undertakes only those duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Rights Certificates, by their acceptance thereof, shall be bound:

        (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

        (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of an Acquiring Person and the determination of the current market price of any Security) be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by any one of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Treasurer, any Assistant Treasurer or the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

        (c) The Rights Agent shall be liable hereunder to the Company and any other Person only for its own gross negligence, bad faith or willful misconduct.

        (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Rights Certificates (except its countersignature on such Rights Certificates) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

        (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Rights Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Rights Certificate; nor shall it be responsible for any change in the exercisability of the Rights (including the Rights becoming void pursuant to Section 7(e) hereof) or any adjustment required under the provisions of Section 11 or Section 13 hereof or responsible for the manner, method or amount of any such adjustment, or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Rights Certificates after receipt of a certificate described in Section 12 hereof); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any Preferred Shares, Common Shares or other securities to be issued pursuant to this Agreement or any Rights Certificate or as to whether any Preferred Shares, Common Shares or other securities will, when issued, be validly authorized and issued, fully paid and non-assessable.

        (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

        (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder and certificates delivered pursuant to any provision hereof from any one of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Secretary, any Assistant Secretary, or the Treasurer or any Assistant Treasurer of the Company, and is authorized to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer or for any delay in actions while waiting for those instructions. Any application by the Rights Agent for written instructions from the Company may, at the option of the Rights Agent, set forth in writing any action proposed to be taken or omitted by the Rights Agent with respect to its duties or obligations under this Rights Agreement and the date on or after which such action shall be taken or omission shall be effective. The Rights Agent shall not be liable for any action taken by, or omission of, the Rights Agent in accordance with a proposal included in any such application on or after the date specified therein (which date shall not be less than five Business Days after the date any such officer of the Company actually receives such application, unless any such officer shall have consented in writing to an earlier date) unless, prior to taking such action (or the effective date in the case of an omission), the Rights Agent has received written instructions in response to such application specifying the action to be taken or omitted.

        (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

        (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, omission, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, omission, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

        (j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

        (k) If, with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to Clause 1 and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise of transfer without first consulting with the Company.

        Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Shares and Preferred Shares by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Shares and Preferred Shares by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Rights Certificate (who shall, with such notice, submit his Rights Certificate for inspection by the Company), then the registered holder of any Rights Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be (a) a corporation organized and doing business under the laws of the United States or of any state of the United States, so long as such corporation complies with the applicable rules and requirements of the New York Stock Exchange, as such rules and requirements may be amended or modified from time to time, is authorized to exercise stock transfer or corporate trust powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $50,000,000 (or such lower number as approved by the Board), or (b) an affiliate of a corporation described in clause (a) of this sentence. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Shares and Preferred Shares and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this
Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

        Section 22. Issuance of New Rights Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Rights Certificates made in accordance with the provisions of this Agreement.

        In addition, in connection with the issuance or sale of Common Shares following the Distribution Date and prior to the earliest of the Redemption Date, the Final Expiration Date and the consummation of a transaction contemplated by Section 13(d) hereof, the Company (a) shall with respect to Common Shares so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, or upon the exercise, conversion or exchange of securities, notes or debentures issued by the Company, and (b) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Company, issue Rights Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) the Company shall not be obligated to issue any such Rights Certificates if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Rights Certificate would be issued, and (ii) no Rights Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

        Section 23.  Redemption and Termination.

        (a) (i) The Board of Directors of the Company may, at its option, redeem all but not less than all the then outstanding Rights at a redemption price of $.01 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price"), at any time prior to the earlier of (x) the occurrence of a Section 11(a)(ii) Event, or (y) the Final Expiration Date. The Company may, at its option, pay the Redemption Price either in Common Shares (based on the "current per share market price," as defined in Section 11(d)(i) hereof, of the Common Shares at the time of redemption) or cash; provided that if the Company elects to pay the Redemption Price in Common Shares, the Company shall not be required to issue any fractional Common Shares and the number of Common Shares issuable to each holder of Rights shall be rounded down to the next whole share.

               (ii) Notwithstanding the provisions of Section 23(a)(i), the Board of Directors of the Company may, at its option, at any time following a Shares Acquisition Date but prior to any Section 13 Event, redeem all but not less than all of the then outstanding Rights at the Redemption Price (x) in connection with any merger, consolidation, or sale or other transfer (in one transaction or in a series of related transactions) of assets or earning power aggregating 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole), in which all holders of Common Shares are treated alike and not involving (other than as a holder of Common Shares being treated like all other such holders) an Interested Stockholder or (y) if and for so long as the Acquiring Person is not thereafter the Beneficial Owner of 15% of the Common Shares, and at the time of redemption there are no other persons who are Acquiring Persons.

               (iii) The Board of Directors of the Company may only redeem the Rights if at least a majority of the members of the Board of Directors authorizes such redemption.

        (b) In the case of a redemption permitted under Section 23(a)(i), immediately upon the date for redemption set forth (or determined in the manner specified in) in a resolution of the Board of Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price for each Right so held. In the case of a redemption permitted only under Section 23(a)(ii), evidence of which shall have been filed with the Rights Agent, the right to exercise the Rights will terminate and represent only the right to receive the Redemption Price upon the later of ten Business Days following the giving of such notice or the expiration of any period during which the rights under
Section 11(a)(ii) may be exercised. The Company shall promptly give public notice of any such redemption; provided, however, that the failure to give, or any defect in, any such notice shall not affect the validity of such redemption. Within ten (10) days after such date for redemption set forth in a resolution of the Board of Directors ordering the redemption of the Rights, the Company shall mail a notice of redemption to all the holders of the then outstanding Rights at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Shares. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Neither the Company nor any of its Affiliates or Associates may redeem, acquire or purchase for value any Rights at any time in any manner other than that specifically set forth in this Section 23 except in connection with the purchase of Common Shares prior to the Distribution Date.

        (c) The Company may, at its option, discharge all of its obligations with respect to the Rights by (i) issuing a press release announcing the manner of redemption of the Rights in accordance with this Agreement and (ii) mailing payment of the Redemption Price to the registered holders of the Rights at their last addresses as they appear on the registry books of the Rights Agent or, prior the Distribution Date, on the registry books of the Transfer Agent of the Common Shares, and upon such action, all outstanding Rights and Rights Certificates shall be null and void without any further action by the Company.


        Section 24. Exchange. (a) Subject to Section 24(e), the Board of Directors of the Company may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of Sections 7(e) and 11(a)(ii) hereof) for Common Shares of the Company at an exchange ratio of one Common Share per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction involving either the Common Shares or the Preferred Shares occurring after the date hereof (such exchange ratio being hereinafter referred to as the "Exchange Ratio"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary, any entity holding Common Shares for or pursuant to the terms of any such plan or any trustee, administrator or fiduciary of such a plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Common Shares then outstanding.

        (b) Immediately upon the action of the Board of Directors of the Company ordering the exchange of any Rights pursuant to Section 24(a) hereof and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of Common Shares equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Shares for Rights will be effected and, in the event of any partial exchange, the number of Rights to be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Sections 7(e) and 11(a)(ii) hereof) held by each holder of Rights.

        (c) In any exchange pursuant to this Section 24, the Company, at its option, may substitute Preferred Shares (or equivalent preferred shares, as such term is defined in Section 11(b) hereof) for some or all of the Common Shares exchangeable for Rights, at the initial rate of one ten-thousandth of a Preferred Share (or equivalent preferred share) for each Common Share, as appropriately adjusted to reflect adjustments in the voting rights of the Preferred Shares pursuant to the terms thereof, so that the fraction of a Preferred Share delivered in lieu of each Common Share shall have the same voting rights as one Common Share.

        (d) The Board shall not authorize any exchange transaction referred to in Section 24(a) hereof unless at the time such exchange is authorized there shall be sufficient Common Shares or Preferred Shares issued but not outstanding, or authorized but unissued, to permit the exchange of Rights as contemplated in accordance with this Section 24.

        (e) The Board of Directors may only exchange Rights pursuant to Section 24(a) hereof if at least a majority of the members of the Board of Directors authorizes such exchange.

        Section 25.  Notice of Certain Events.

        (a) In case the Company shall propose (i) to pay any dividend payable in stock of any class to the holders of its Preferred Shares or to make any other distribution to the holders of its Preferred Shares (other than a regular quarterly cash dividend), (ii) to offer to the holders of its Preferred Shares rights or warrants to subscribe for or to purchase any additional Preferred Shares or shares of stock of any class or any other securities, rights or options, (iii) to effect any reclassification of its Preferred Shares (other than a reclassification involving only the subdivision of outstanding Preferred Shares), (iv) to effect any consolidation or merger into or with any Person (other than a Subsidiary of the Company in a transaction which does not violate
Section 11(o) hereof), or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one or more transactions, of 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to, any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which does not violate Section 11(o) hereof), or (v) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Rights Certificate, in accordance with Section 26 hereof, a notice of such proposed action to the extent feasible and file a certificate with the Rights Agent to that effect, which shall specify the record date for the purposes of such stock dividend, or distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the Preferred Shares, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or (ii) above at least twenty (20) days prior to the record date for determining holders of the Preferred Shares for purposes of such action, and in the case of any such other action, at least twenty (20) days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the Preferred Shares, whichever shall be the earlier.

        (b) In case of a Section 11(a)(ii) Event, then (i) the Company shall as soon as practicable thereafter give to each holder of a Rights Certificate, in accordance with Section 26 hereof, a notice of the occurrence of such event, which notice shall describe such event and the consequences of such event to holders of Rights under Section 11(a)(ii) hereof and (ii) all references in the preceding paragraph (a) to Preferred Shares shall be deemed thereafter to refer also to Common Shares and/or, if appropriate, other securities of the Company.

        Section 26. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Rights Certificate to or on the Company shall be sufficiently given or made if sent by (i) first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company), (ii) courier or messenger service, whether overnight or same day, or (iii) telecopy or facsimile, as follows:

                 Tandy Corporation
                 100 Throckmorton Street
                 Suite 1800
                 Fort Worth, TX  76102
                 Attention:  Corporate Secretary
                 Facsimile:  817-415-3926

Subject to the provisions of Section 21 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Rights Certificate to or on the Rights Agent shall be sufficiently given or made if sent by (i) first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company), (ii) courier or messenger service, whether overnight or same day, or (iii) telecopy or facsimile, as follows:

                BankBoston, N.A.
                c/o EquiServe, Limited Partnership
                150 Royall Street
                Canton, MA  02021
                Attention:  Client Administration
                Facsimile: 781-575-2549

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Rights Certificate or, if prior to the Distribution Date, to the holder of certificates representing Common Shares shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

        Section 27.  Supplements and Amendments.

        (a) Prior to the Distribution Date, subject to Section 27(b) hereof, the Company and the Rights Agent shall, if the Company so directs, supplement or amend any provision of this Agreement without the approval of any holders of Common Shares. From and after the Distribution Date, subject to Section 27(b) hereof, the Company and the Rights Agent shall, if the Company so directs, supplement or amend this Agreement without the approval of any holders of Rights in order (i) to cure any ambiguity, (ii) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (iii) to shorten or lengthen any time period hereunder or
(iv) to change or supplement the provisions hereunder in any manner which the Company may deem necessary or desirable and which shall not adversely affect the interests of the holders of Rights (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person); provided, however, that this Agreement may not be supplemented or amended to lengthen, pursuant to clause
(iii) of this sentence, (A) a time period relating to when the Rights may be redeemed at such time as the Rights are not then redeemable, or (B) any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights (other than an Acquiring Person, or an Affiliate or Associate of an Acquiring Person). Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 27, the Rights Agent shall execute such supplement or amendment, provided that such supplement or amendment does not adversely affect the rights or obligations of the Rights Agent under Section 18 or Section 20 of this Agreement. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Shares.

        (b) The Company shall not supplement or amend any provision of this Agreement unless at least a majority of the members of the Board of Directors authorizes such supplement or amendment.

        Section 28. Determination and Actions by the Board of Directors, etc. The Board of Directors of the Company shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board, or the Company, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement, and (ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including, without limitation, a determination to redeem or not redeem the Rights or to amend the Agreement and whether any proposed amendment adversely affects the interests of the holders of Rights Certificates). For all purposes of this Agreement, any calculation of the number of Common Shares or other securities outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding Common Shares or any other securities of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act as in effect on the date of this Agreement. All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board in good faith, shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights Certificates and all other parties, and
(y) not subject the Board to any liability to the holders of the Rights Certificates.

        Section 29. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

        Section 30. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, the Common Shares) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, the Common Shares).

        Section 31. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

        Section 32. Governing Law. This Agreement, each Right and each Rights Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

        Section 33. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

        Section 34. Descriptive Headings. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                           TANDY CORPORATION


                                    By:  _______________________________
                                    Name:  Dwain H. Hughes
                                    Title: Senior Vice President and
                                           Chief Financial Officer


                                    BankBoston, N.A., as Rights Agent


                                    By: ______________________________
                                    Name:
                                    Title:

                                                                      EXHIBIT 4c

                               FIRST AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                                  (FACILITY A)

THIS FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT (Facility A) (this "First Amendment"), dated effective as of June 24, 1999, is entered into among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), THE BANK OF NEW YORK, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), BANKBOSTON, N.A., FIRST UNION NATIONAL BANK, FLEET NATIONAL BANK and THE FIRST NATIONAL BANK OF CHICAGO, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and NATIONSBANK, N.A., as Agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

    The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent are parties to that certain Revolving Credit Agreement (Facility A), dated as of June 25, 1998 (the "Credit Agreement"; the terms defined in the Credit Agreement and not otherwise defined herein shall be used herein as defined in the Credit Agreement).

    The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent desire to (i) make certain amendments to the Credit Agreement and (ii) remove PNC Bank, N.A. ("PNC") as a Lender.

NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are all hereby acknowledged, the Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent covenant and agree as follows:

3.      AMENDMENTS TO CREDIT AGREEMENT.

(1) The definition of "Applicable Fee Percentage" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

"'Applicable Fee Percentage' means, on any date, the applicable percentage set forth below based upon the ratings applicable on such date to the Company's senior, unsecured, non-credit-enhanced long term indebtedness for borrowed money ("Index Debt"):

                                                           Applicable Fee
                                                             Percentage
                                                             ----------
   Category 1
   ----------
   A or higher by S&P; and                                      0.060%
   A2 or higher by Moody's

   Category 2
   ----------
   A- by S&P; and                                               0.070%
   A3 by Moody's

   Category 3
   ----------
   BBB+ by S&P; and                                             0.080%
   Baa1 by Moody's

   Category 4
   ----------
   BBB by S&P; and                                              0.090%
   Baa2 by Moody's

   Category 5
   ----------
   BBB- or lower by S&P; or                                     0.120%
   Baa3 or lower by Moody's

        For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Fee Percentage will be determined by reference to the available rating; (c) if the ratings established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Fee
        Percentage shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Fee Percentage shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system."

(2) The definition of "Applicable Margin" set forth in Section 1.1 of the Credit Agreement is hereby amended by adding the following sentence to the end thereof:

        "In addition, the Applicable Margin for Eurodollar Loans and Base Rate Loans shall be increased above the per annum percentages set forth above by 0.125 on each Utilization Premium Date."

(3) The definition of "Co-Agents" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "'Co-Agents' means, collectively, BankBoston, N.A., First Union National Bank, Fleet National Bank and The First National Bank of Chicago, and any successors thereto."

(4) The definition of "Documentation Agent" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "'Documentation Agent' means The Bank of New York, and any successors thereto."

(5) The definition of "Maturity Date" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "'Maturity Date' means June 22, 2000, or the earlier of termination of the Commitments pursuant to Section 7.1."

(6) Section 1.1 of the Credit Agreement is hereby amended by adding the following defined terms thereto in proper alphabetical order:

        "Utilization Premium Date means any date on which the Utilization Rate is greater than 1/3.

        "Utilization Rate" means, at any date, a fraction (a) the numerator of which is the aggregate principal amount of all Advances at such date and
        (b) the denominator of which is the amount of the Total Commitment at such date, determined in each case after giving effect to any transactions at such date.

(7) Section 6.2(v) of the Credit Agreement is hereby amended to read as follows:

           "(v) any Subsidiary of the Company may merge into the Company or into or with any Wholly-Owned Subsidiary or into or with any other Person so long as (A) with respect to a merger into the Company, the Company is the surviving entity, (B) with respect to a merger into or with a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary is the surviving entity or the Subsidiary of the Company merging into or with the Wholly-Owned Subsidiary is or becomes a Wholly-Owned Subsidiary and is the surviving entity, or (C) with respect to a merger into or with any other Person, the surviving entity is or becomes as a result of the transaction a Wholly-Owned Subsidiary;"

(8) Section 6.3(i) of the Credit Agreement is hereby amended to read as follows:

           "(i) other Investments of the Company and its Subsidiaries not exceeding 15% of Consolidated Tangible Net Worth at any time; and"

(9) Exhibit 6.3 to the Credit  Agreement is hereby  amended to be in the form of
Exhibit 6.3 attached to this First Amendment.

(10) The Commitment of each Lender is hereby amended or reaffirmed to be the amount indicated beside each such Lender's name on the signature pages hereof.

4. REPRESENTATIONS AND WARRANTIES TRUE; NO EVENT OF DEFAULT. By its execution and delivery hereof, the Company represents and warrants that, as of the date hereof and after giving effect to the amendments contemplated by the foregoing
Section 1:

(1) the representations and warranties contained in the Credit Agreement and the other Loan Documents are true and correct on and as of the date hereof as made on and as of such date;

(2) no event has occurred and is continuing which constitutes a Default or an Event of Default;

(3) the Company has full power and authority to execute and deliver this First Amendment, the replacement Note payable to the order of each Lender (collectively, the "Replacement Notes"), and the Credit Agreement, as amended hereby, the Replacement Notes and this First Amendment constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable debtor relief laws and by general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and except as rights to indemnity may be limited by federal or state securities laws;

(4) neither the execution, delivery and performance of this First Amendment, the Replacement Notes or the Credit Agreement, as amended hereby, nor the consummation of any transactions contemplated herein or therein, will conflict with any law, rule or regulation, the articles of incorporation or bylaws of the Company, or any indenture, agreement or other instrument to which the Company or any of its property is subject; and

(5) no authorization, approval, consent, or other action by, notice to, or filing with, any governmental authority or other Person, is required for the execution, delivery or performance by the Company of this First Amendment or the Replacement Notes.

5. CONDITIONS OF EFFECTIVENESS. This First Amendment shall be effective as of June 24, 1999 (including the amendment of the Applicable Fee Percentage set forth in Section 1(a) of this First Amendment), subject to the following:

(1) the Agent shall have received counterparts of this First Amendment executed by each of the Lenders;

(2) the Agent shall have received counterparts of this First Amendment executed by the Company;

(3) the Agent shall have received from the Company, for the account of each Lender, an amendment fee in an amount equal to the product of (A) 0.025% multiplied by (B) the amount of the Commitment of each Lender;

(4) the Agent shall have received a certified resolution of the Board of Directors of the Company authorizing the execution, delivery and performance of this First Amendment;

(5) the Agent shall have received an opinion of counsel to the Company, in form and substance satisfactory to the Agent, with respect to the matters set forth in Section 2(c), (d) and (e) of this First Amendment;

(6) the Agent shall have received a duly executed Replacement Note for each Lender;

(7) PNC shall have received payment in full of all amounts due and owing to it under the Credit Agreement; and

(8) the Agent shall have received, in form and substance satisfactory to the Agent and its counsel, such other documents, certificates and instruments as the Agent shall require.

6. PNC. Upon satisfaction of the conditions set forth in Section 3 of this First Amendment, PNC shall (a) not be a Lender under the Credit Agreement and shall no longer have any rights or obligations with respect thereto, except for those which expressly survive termination of the Credit Agreement or termination of any Commitments thereunder and (b) mark its Note "PAID IN FULL" and return its Note to the Company.

7. PURCHASE BY LENDERS. Simultaneously with the satisfaction of conditions of effectiveness set forth in Section 3 hereof, each Lender shall purchase or sell (as the case may be), without recourse, an amount of Loans outstanding such that after giving effect to this First Amendment, the amount of each Lender's Commitment under the Credit Agreement which has been utilized shall be pro rata among the Lenders in the proportions that their respective Commitments bear to the Total Commitments.

8.      REFERENCE TO THE CREDIT AGREEMENT.

(1) Upon the effectiveness of this First Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", or words of like import shall mean and be a reference to the Credit Agreement, as amended by this First Amendment.

(2) The Credit Agreement, as amended by this First Amendment, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

9. COSTS, EXPENSES AND TAXES. The Company agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, reproduction, execution and delivery of this First Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Agreement, as amended by this First Amendment).

10. EXECUTION IN COUNTERPARTS. This First Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

11. GOVERNING LAW: BINDING EFFECT. This First Amendment shall be governed by and construed in accordance with the laws of the State of Texas (without regard to principles of conflicts of law) and the United States of America, and shall be binding upon the Company, the Syndication Agent, the Documentation Agent, each Co-Agent, the Agent, and each Lender and their respective successors and assigns.

12. HEADINGS. Section headings in this First Amendment are included herein for convenience of reference only and shall not constitute a part of this First Amendment for any other purpose.

13. ENTIRE AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THIS FIRST AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have executed this First Amendment as the date first above written.


                                            TANDY CORPORATION



                                      By: _________________________________
                                            Loren K. Jensen
                                            Treasurer

ACKNOWLEDGED  AND AGREED  FOR  PURPOSES  OF  SECTION 4 HEREOF  ONLY AND NOT AS A
LENDER:

PNC BANK, N.A.



By: ___________________________
    Name:
    Title:





                                     NATIONSBANK, N.A., as Agent and as a Lender
Commitment: $25,000,000


                                     By:
                                     Name:
                                     Title:





                                     CITIBANK, N.A., as Syndication Agent and as a Lender
Commitment: $22,000,000


                                     By:
                                     Name:
                                     Title:





                                     THE BANK OF NEW YORK, as Documentation
                                     Agent and as a Lender
Commitment: $22,000.000


                                     By:
                                     Name:
                                     Title:





                                     BANKBOSTON, N.A., as Co-Agent and as a
                                     Lender
Commitment: $14,000,000


                                     By:
                                     Name:
                                     Title:





                                     FIRST UNION NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $14,000,000


                                     By:
                                     Name:
                                     Title:

                                     FLEET NATIONAL BANK, as Co-Agent and as a Lender
Commitment: $14,000,000


                                     By:
                                     Name:
                                     Title:





                                     THE FIRST NATIONAL BANK OF CHICAGO, as
                                     Co-Agent and as a Lender
Commitment: $14,000,000


                                     By:
                                     Name:
                                     Title:





                                     NATIONAL CITY BANK
Commitment: $14,000,000


                                     By:
                                     Name:
                                     Title:





                                     CREDIT LYONNAIS NEW YORK BRANCH
Commitment: $8,000,000


                                     By:
                                     Name:
                                     Title:





                                     SUNTRUST BANK, ATLANTA
Commitment: $8,000,000


                                     By:
                                     Name:
                                     Title:



                                     By:
                                     Name:
                                     Title:





                                     KEYBANK NATIONAL ASSOCIATION
Commitment: $8,000,000


                                     By:
                                     Name:
                                     Title:





                                     FIFTH THIRD BANK
Commitment: $8,000,000


                                     By:
                                     Name:
                                     Title:





                                     WELLS FARGO BANK, N.A.
Commitment: $8,000,000

                                     By:
                                     Name:
                                     Title:




                                     By:
                                     Name:
                                     Title:





                                     HIBERNIA NATIONAL BANK
Commitment: $7,000,000


                                     By:
                                     Name:
                                     Title:





                                     BANK OF TOKYO-MITSUBISHI TRUST COMPANY
Commitment: $7,000,000


                                     By:
                                     Name:
                                     Title:





                                     FIRST HAWAIIAN BANK
Commitment: $7,000,000


                                     By:
                                     Name:
                                     Title:

                         Investments as of May 27, 1999
                                  (Exhibit 6.3)



Unpaid  balance of secured  Real  Estate  Notes taken in         $ 43,474,358.84
connection wit the sale of real property and secured by the property sold. (seven notes with maturities of twelve to twenty-four months from the date of this Agreement.)

Unpaid  balance of notes taken in  connection  with sale        $   3,731,135.99
of fixtures  in various  Incredible  Universe  locations
secured   by  the   property   sold.   (Six  notes  with
maturities of up to 38 months from the date of this Agreement.)

Unpaid  balance of notes taken in  connection  with sale        $   2,950,520.18
of leasehold properties. (One note with maturity of 20 years.)

Investment in Common Stock of NorthPoint  Communications         $ 19,999,920.00
Group

Investment made as part of a community effort to Note Amount        $ 330,000.00
provide low income housing, including a note maturing Ltd.
Partnership on 9-30-2022, and a limited partnership interest.     $ 1,598,375.00


Total Investments                                                $ 72,084,310.01

                                                                      EXHIBIT 4e

                               FIRST AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                                  (FACILITY B)

THIS FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT (Facility B) (this "First Amendment"), dated effective as of June 24, 1999, is entered into among TANDY CORPORATION, a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), THE BANK OF NEW YORK, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), BANKBOSTON, N.A., FIRST UNION NATIONAL BANK, FLEET NATIONAL BANK, and THE FIRST NATIONAL BANK OF CHICAGO, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and NATIONSBANK, N.A., as Agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

1. The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent are parties to that certain Revolving Credit Agreement (Facility B), dated as of June 25, 1998 (the "Credit Agreement"; the terms defined in the Credit Agreement and not otherwise defined herein shall be used herein as defined in the Credit Agreement).

2. The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent desire to make certain amendments to the Credit Agreement.

NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are all hereby acknowledged, the Company, the Lenders, the Syndication Agent, the Documentation Agent, the Co-Agents and the Agent covenant and agree as follows:

14.     AMENDMENTS TO CREDIT AGREEMENT.

(1) The definition of "Applicable Margin" set forth in Section 1.1 of the Credit Agreement is hereby amended by adding the following sentence to the end thereof:

           "In addition, the Applicable Margin for Eurodollar Loans and Base Rate Loans shall be increased above the per annum percentages set forth above by 0.125 on each Utilization Premium Date."

(2) The definition of "Co-Agents" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

           "'Co-Agents' means, collectively, BankBoston, N.A., First Union National Bank, Fleet National Bank and The First National Bank of Chicago, and any successors thereto."

(3) The definition of "Documentation Agent" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

           "'Documentation Agent' means The Bank of New York, and any successors thereto."

(4) Section 1.1 of the Credit Agreement is hereby amended by adding the following defined terms thereto in proper alphabetical order:

           "Utilization Premium Date" means any date on which the Utilization Rate is greater than 1/3.

           "Utilization Rate" means, at any date, a fraction (a) the numerator of which is the aggregate principal amount of all Advances at such date and (b) the denominator of which is the amount of the Total Commitment at such date, determined in each case after giving effect to any transactions at such date.

(5) Section 6.2(v) of the Credit Agreement is hereby amended to read as follows:
           "(v) any Subsidiary of the Company may merge into the Company or into or with any Wholly-Owned Subsidiary or into or with any other Person so long as (A) with respect to a merger into the Company, the Company is the surviving entity, (B) with respect to a merger into or with a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary is the surviving entity or the Subsidiary of the Company merging into or with the Wholly-Owned Subsidiary is or becomes a Wholly-Owned Subsidiary and is the surviving entity or (C) with respect to a merger into or with any other Person, the surviving entity is or becomes as a result of the transaction a Wholly-Owned Subsidiary;"

(6)     Section 6.3(i) of the Credit Agreement is hereby amended to read as follows:
           "(i)       other Investments of the Company and its Subsidiaries not
        exceeding 15% of Consolidated Tangible Net Worth at any time; and"

(7) Exhibit 6.3 to the Credit  Agreement is hereby  amended to be in the form of
Exhibit 6.3 attached to this First Amendment.

15. REPRESENTATIONS AND WARRANTIES TRUE; NO EVENT OF DEFAULT. By its execution and delivery hereof, the Company represents and warrants that, as of the date hereof and after giving effect to the amendments contemplated by the foregoing
Section 1:

(1) the representations and warranties contained in the Credit Agreement and the other Loan Documents are true and correct on and as of the date hereof as made on and as of such date;

(2) no event has occurred and is continuing which constitutes a Default or an Event of Default;

(3) the Company has full power and authority to execute and deliver this First Amendment, and the Credit Agreement, as amended hereby and this First Amendment constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable debtor relief laws and by general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and except as rights to indemnity may be limited by federal or state securities laws;

(4) neither the execution, delivery and performance of this First Amendment or the Credit Agreement, as amended hereby, nor the consummation of any transactions contemplated herein or therein, will conflict with any law, rule or regulation, the articles of incorporation or bylaws of the Company, or any indenture, agreement or other instrument to which the Company or any of its property is subject; and

(5) no authorization, approval, consent, or other action by, notice to, or filing with, any governmental authority or other Person, is required for the execution, delivery or performance by the Company of this First Amendment.

16. CONDITIONS OF EFFECTIVENESS. This First Amendment shall be effective as of June 24, 1999, subject to the following:

(1) the Agent shall have received counterparts of this First Amendment executed by the Required Lenders;

(2) the Agent shall have received counterparts of this First Amendment executed by the Company;

(3) the Agent shall have received a certified resolution of the Board of Directors of the Company authorizing the execution, delivery and performance of this First Amendment;

(4) the Agent shall have received an opinion of counsel to the Company, in form and substance satisfactory to the Agent, with respect to the matters set forth in Section 2(c), (d) and (e) of this First Amendment; and

(5) the Agent shall have received, in form and substance satisfactory to the Agent and its counsel, such other documents, certificates and instruments as the Agent shall require.

17.     REFERENCE TO THE CREDIT AGREEMENT.

(1) Upon the effectiveness of this First Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", or words of like import shall mean and be a reference to the Credit Agreement, as amended by this First Amendment.

(2) The Credit Agreement, as amended by this First Amendment, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

18. COSTS, EXPENSES AND TAXES. The Company agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, reproduction, execution and delivery of this First Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Agreement, as amended by this First Amendment).

3. EXECUTION IN COUNTERPARTS. This First Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

4. GOVERNING LAW: BINDING EFFECT. This First Amendment shall be governed by and construed in accordance with the laws of the State of Texas (without regard to principles of conflicts of law) and the United States of America, and shall be binding upon the Company, the Syndication Agent, the Documentation Agent, each Co-Agent, the Agent, and each Lender and their respective successors and assigns.

5. HEADINGS. Section headings in this First Amendment are included herein for convenience of reference only and shall not constitute a part of this First Amendment for any other purpose.

6. ENTIRE AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THIS FIRST AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have executed this First Amendment as the date first above written.


                                         TANDY CORPORATION



                                     By: ________________________________
                                         Loren K. Jensen
                                         Treasurer





                                     NATIONSBANK, N.A., as Agent and as a Lender



                                     By:
                                     Name:
                                     Title:






                                     CITIBANK, N.A., as Syndication Agent and as a Lender



                                     By:
                                     Name:
                                     Title:





                                     BANKBOSTON, N.A., as Co-Agent and as a
                                     Lender



                                     By:
                                     Name:
                                     Title:

                                     THE BANK OF NEW YORK, as Documentation
                                     Agent and as a Lender



                                      By:
                                     Name:
                                     Title:





                                     FIRST UNION NATIONAL BANK, as Co-Agent and as a Lender



                                     By:
                                     Name:
                                     Title:





                                     FLEET NATIONAL BANK, as Co-Agent and as a Lender



                                     By:
                                     Name:
                                     Title:





                                     FIRST NATIONAL BANK OF CHICAGO, as Co-Agent and as a Lender



                                     By:
                                     Name:
                                     Title:





                                     CREDIT LYONNAIS NEW YORK BRANCH



                                     By:
                                     Name:
                                     Title:





                                     SUNTRUST BANK, ATLANTA



                                     By:
                                     Name:
                                     Title:



                                     By:
                                     Name:
                                     Title:





                                     HIBERNIA NATIONAL BANK

                                     By:
                                     Name:
                                     Title:





                                     PNC BANK, N.A.



                                     By:
                                     Name:
                                     Title:





                                     BANK OF TOKYO-MITSUBISHI TRUST COMPANY


                                     By:
                                     Name:
                                     Title:




                                     KEYBANK NATIONAL ASSOCIATION



                                     By:
                                     Name:
                                     Title:





                                     FIFTH THIRD BANK



                                     By:
                                     Name:
                                     Title:





                                     FIRST HAWAIIAN BANK



                                     By:
                                     Name:
                                     Title:





                                     WELLS FARGO BANK, N.A.



                                     By:
                                     Name:
                                     Title:




                                     By:
                                     Name:
                                     Title:




                                     NATIONAL CITY BANK



                                     By:
                                     Name:
                                     Title:

                         Investments as of May 27, 1999
                                  (Exhibit 6.3)



Unpaid  balance of secured  Real  Estate  Notes taken in         $ 43,474,358.84
connection wit the sale of real property and secured by the property sold. (seven notes with maturities of twelve to twenty-four months from the date of this Agreement.)

Unpaid  balance of notes taken in  connection  with sale        $   3,731,135.99
of fixtures  in various  Incredible  Universe  locations
secured   by  the   property   sold.   (Six  notes  with
maturities of up to 38 months from the date of this Agreement.)

Unpaid  balance of notes taken in  connection  with sale        $   2,950,520.18
of leasehold properties. (One note with maturity of 20 years.)

Investment in Common Stock of NorthPoint  Communications         $ 19,999,920.00
Group

Investment made as part of a community effort to Note Amount        $ 330,000.00
provide low income housing, including a note maturing Ltd.
Partnership on 9-30-2022, and a limited partnership interest.     $ 1,598,375.00

Total Investments                                                $ 72,084,310.01

                                                                     EXHIBIT 10f

                                TANDY CORPORATION
                            1993 INCENTIVE STOCK PLAN
                    (AMENDED AND RESTATED FEBRUARY 24, 1998)

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

        2.10   "Company" means Tandy Corporation.

        2.11 "Director Option" means an Option granted pursuant to Section 5.

        2.12 "Disability" means the suffering from a physical or mental condition which, in the opinion of the Committee based upon appropriate medical advice and examination and in accordance with rules applied uniformly to all employees of the Company, totally and permanently prevents the Grantee or Optionee, as the case may be, from performing the customary duties of his or her regular job with the Company.

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

        4.     Stock Subject to the Plan.

        4.1 The maximum number of Shares that may be made the subject of Options and Awards granted under the Plan is 6,000,000. Upon a Change in Capitalization the maximum number of Shares shall be adjusted in number and kind pursuant to
Section 12. The Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

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

        5.     Director Plans.

        5A.    Option Grants for Non-employee Directors.

        5A.1 Annual Grant. Director Options shall be granted to each Nonemployee Director on the first trading day of September of each year that the Plan is in effect. Each Director Option granted shall be in respect of 8,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

        5A.2 One Time Grant. Director Options shall be granted to each Nonemployee Director elected by the stockholders on May 18, 1995, provided the Plan is approved by the stockholders of the Company. Each newly appointed or elected Nonemployee Director who has not previously received a one-time grant hereunder, shall be granted an option on the date the Nonemployee Director attends his or her first Company Board meeting. Each Director Option granted under this section shall be in respect of 10,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

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

        5A.5 Duration. Each Director Option shall terminate on the date which is the tenth anniversary of the grant date, unless terminated earlier as follows:

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

        5B.    Stock Purchase for Director Retainer Fees.

        5B.1   Election to Participate.

               (a) Initial Year Election. Each Nonemployee Director may participate in this Section 5B by filing an election to participate with the Company Secretary (the "Initial Year Election") at any time following his or her appointment or election. An Initial Year Election shall become effective with respect to the Nonemployee Director's retainer fees payable to him or her under the Nonemployee Director compensation plan in respect of each calendar month commencing with the first calendar month commencing after the receipt of the Initial Year Election by the Company Secretary and ending the subsequent May 31. A Nonemployee Director may, pursuant to an Initial Year Election, participate in this Section 5B only at either a 50% or 100% level and may not change his or her level of participation except as provided in Section 5B.1 (b) below.

               (b) Annual Election. Each Nonemployee Director may, prior to May 1 of any year, elect to participate (or cease to participate) or change his or her level of participation in this Section 5B (an "Annual Election"). An Annual Election shall become effective with respect to the Nonemployee Director's retainer fees payable to him or her under the Nonemployee Director compensation plan in respect of the year commencing on June 1 next subsequent to the receipt of the Annual Election by the Company Secretary and shall continue for subsequent years unless changed pursuant to this Section 5B.1 (b). A Nonemployee Director may, pursuant to an Annual Election, participate in this Section 5B only at either a 50% or 100% level and may not change his or her level of participation except as provided in this Section 5B.1(b).

        5B.2   Payment in Stock.

               (a) For the period commencing on the effective date of a Nonemployee Director's Initial Year Election through the next subsequent May 31,
(i) Shares will be issued to each Nonemployee Director participating at the 100% level having a Fair Market Value (as of the first trading day immediately preceding the date of issuance) equal to the Nonemployee Director's annual retainer divided by twelve (12), then multiplied by the number of calendar months from the effective date of the Initial Year Election through the next subsequent May 31; and (ii) Shares will be issued to each Nonemployee Director participating at the 50% level according to the calculation in clause (i) of this Section 5B.2 (a) but reduced by one-half. Shares will be issued as of the effective date of the Initial Year Election.

               (b) For each year commencing on June 1 in respect of which a Nonemployee Director has elected to participate in this Section 5B pursuant to an Annual Election, (i) Shares will be issued to each Nonemployee Director participating at the 100% level having a Fair Market Value (as of the first trading day immediately preceding the date of issuance) equal to the Nonemployee Director's annual retainer; and (ii) Shares will be issued to each Nonemployee Director participating in this Section 5B at the 50% level according to the calculation in clause (i) of this Section 5B.2(b) but reduced by one-half. Shares will be issued as of June 1.

               (c) The issuance of Shares to a Nonemployee Director participating in this Section 5B shall represent payment in advance of, and shall be in lieu of, 50% or 100%, as applicable, of the Nonemployee Director's annual retainer for the period in respect of which the Initial Year Election or the Annual Election is in effect.

        5B.3 Distribution. Shares will be distributed to the Nonemployee Director as soon as practicable after issuance. No fractional Share will be issued to any Nonemployee Director. Any amount not used for the acquisition of a Share will be paid to the Nonemployee Director in cash.

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

        7.     Terms and Conditions Applicable to All Options.

        7.1 Non-transferability. No Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his or her guardian or legal representative. The terms of such Option shall be final, binding and conclusive upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

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

        7.4 Effect of Change in Control. Notwithstanding anything contained in the Plan or an Agreement to the contrary, in the event of a Change in Control,
(i) all Options outstanding on the date of such Change in Control shall become immediately and fully exercisable and (ii) an Optionee will be permitted to surrender for cancellation within sixty (60) days after such Change in Control, any Option or portion of an Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any, of (x) (A) in the case of a Nonqualified Stock Option, the greater of (1) the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered or
(2) the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered or (B) in the case of an Incentive Stock Option, the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered, over (y) the aggregate purchase price for such Shares under the Option or portion thereof surrendered; provided, however, that in the case of an Option granted within six (6) months prior to the Change in Control to any Optionee who may be subject to liability under Section 16(b) of the Exchange Act, such Optionee shall be entitled to surrender for cancellation his or her Option during the sixty (60) day period commencing upon the expiration of six (6) months from the date of grant of any such Option.

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

        8.6 Restrictions. No Stock Appreciation Right or portion thereof may be exercised before the date six (6) months after the date it is granted.

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

        8.8 Effect of Change in Control. Notwithstanding anything contained in this Plan to the contrary, in the event of a Change in Control, subject to
Section 8.6, all Stock Appreciation Rights shall become immediately and fully exercisable. Notwithstanding Sections 8.3 and 8.5, upon the exercise of a Stock Appreciation Right unrelated to an Option or any portion thereof during the sixty (60) day period following a Change in Control, the amount payable shall be in cash and shall be an amount equal to the excess, if any, of (A) the greater of (x) the Fair Market Value, on the date preceding the date of exercise, of the Shares subject to Stock Appreciation Right or portion thereof exercised and (y) the Adjusted Fair Market Value, on the date preceding the date of exercise, of the Shares over (B) the aggregate Fair Market Value, on the date the Stock Appreciation Right was granted, of the Shares subject to the Stock Appreciation Right or portion thereof exercised; provided, however, that in the case of a Stock Appreciation Right granted within six (6) months prior to the Change in Control to any Grantee who may be subject to liability under Section 16(b) of the Exchange Act, such Grantee shall be entitled to exercise his Stock
Appreciation Right during the sixty (60) day period commencing upon the expiration of six (6) months from the date of grant of any such Stock Appreciation Right.

        9.     Restricted Stock.

        9.1 Grant. The Committee may grant to Eligible Employees Awards of Restricted Stock, and may issue Shares of Restricted Stock in payment in respect of vested Performance Units (as hereinafter provided in Section 10.2), which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may, in its discretion, determine and (without limiting the generality of the foregoing) such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the terms and provisions set forth below in this Section 9.

        9.2 Rights of Grantee. Shares of Restricted Stock granted pursuant to an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted provided that the Grantee has executed an Agreement evidencing the Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with a Restricted Stock Award shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. Unless the Committee determines otherwise and as set forth in the Agreement, upon delivery of the Shares to the escrow agent, the Grantee shall have all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

        9.3 Non-transferability. Until any restrictions upon the Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in Section 9.4, such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee.

        9.4    Lapse of Restrictions.

               (a) Generally. Restrictions upon Shares of Restricted Stock awarded hereunder shall lapse at such time or times and on such terms and conditions as the Committee may determine, which restrictions shall be set forth in the Agreement evidencing the Award.

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

        10.    Performance Awards.

        10.1 Performance Objectives. Performance objectives for Performance Awards may be expressed in terms of (i) earnings per Share, (ii) pre-tax profits, (iii) net earnings or net worth, (iv) return on equity or assets, (v) any combination of the foregoing, or (vi) any other standard or standards deemed appropriate by the Committee at the time the Award is granted. Performance objectives may be in respect of the performance of the Company and its Subsidiaries (which may be on a consolidated basis), a Subsidiary or a Division. Performance objectives may be absolute or relative and may be expressed in terms of a progression within a specified range. Prior to the end of a Performance Cycle, the Committee, in its discretion, may adjust the performance objectives to reflect a Change in the Capitalization, a change in the tax rate or book tax rate of the Company or any Subsidiary, or any other event which may materially affect the performance of the Company, a Subsidiary or a Division, including, but not limited to, market conditions or a significant acquisition or disposition of assets or other property by the Company, a Subsidiary or a Division.

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

               (a) Vesting and Forfeiture. A Grantee shall become vested with respect to the Performance Units to the extent that the performance objectives set forth in the Agreement are satisfied for the Performance Cycle.

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

        10.3 Performance Shares. The Committee, in its discretion, may grant Awards of Performance Shares to Eligible Employees, the terms and conditions of which shall be set forth in an Agreement between the Company and the Grantee. Each Agreement may require that an appropriate legend be placed on Share certificates. Awards of Performance Shares shall be subject to the following terms and provisions:

               (a) Rights of Grantee. The Committee shall provide at the time an Award of Performance Shares is made, the time or times at which the actual Shares represented by such Award shall be issued in the name of the Grantee; provided, however, that no Performance Shares shall be issued until the Grantee has executed an Agreement evidencing the Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such Performance Shares. If a Grantee shall fail to execute the Agreement evidencing an Award of Performance Shares, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require within the time period prescribed by the Committee at the time the Award is granted, the Award shall be null and void. At the discretion of the Committee, Shares issued in connection with an Award of Performance Shares shall be deposited together with the stock powers with an escrow agent (which may be the Company) designated by the Committee. Except as restricted by the terms of the Agreement, upon delivery of the Shares to the escrow agent, the Grantee shall have, in the discretion of the Committee, all of the rights of a stockholder with respect to such Shares, including the right to vote the Shares and to receive all dividends or other distributions paid or made with respect to the Shares.

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

        13. Effect of Certain Transactions. Subject to Sections 7.4, 8.8, 9.4(b) and 10.4, in the event of (i) the liquidation or dissolution of the Company or
(ii) a merger or consolidation of the Company (a "Transaction"), the Plan and the Options and Awards issued hereunder shall continue in effect in accordance with their respective terms and each Optionee and Grantee shall be entitled to receive in respect of each Share subject to any outstanding Options or Awards, as the case may be, upon exercise of any Option or payment or transfer in respect of any Award, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share.

        14. Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth anniversary of the date of its adoption by the Board and no Option or Award may be granted thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, modify or suspend the Plan; provided, however, that:

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

        18.    Miscellaneous.

        18.1 Multiple Agreements. The terms of each Option or Award may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee.

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

        19. Effective Date. The effective date of the Plan shall be the date of its adoption by the Board, subject only to the approval by the affirmative vote of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with the applicable laws of the State of Texas within 12 months of such adoption.

                                                                     EXHIBIT 10m

                                TANDY CORPORATION
                            1997 INCENTIVE STOCK PLAN
                              (includes Directors)
                            (as amended May 15, 1997
                                       and
                               February 24, 1998)

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

        2.10   "Company" means Tandy Corporation, a Delaware Corporation.

        2.11 "Director Option" means an Option granted pursuant to Section 5.

        2.12 "Disability" means the suffering from a physical or mental condition which, in the opinion of the Committee based upon appropriate medical advice and examination and in accordance with rules applied uniformly to all employees of the Company, totally and permanently prevents the Grantee or Optionee, as the case may be, from performing the customary duties of his or her regular job with the Company.

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

               (c) grant, notwithstanding the provisions of Section 9.4 to the contrary, Shares to Eligible Employees, that are the subject of Options and Awards that in the aggregate do not exceed 500,000 upon such terms and conditions as may be determined by the Committee in its sole and absolute discretion.

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

        3.4 During any calendar year, (i) no Eligible Employee may be granted Options and Awards (other than Awards described in clause (ii) below) in the aggregate in respect of more than 500,000 Shares and (ii) the maximum dollar amount of cash or the Fair Market Value of Shares that any Eligible Employee may receive in any calendar year in respect of Performance Units denominated in dollars may not exceed $1,500,000.

        4.     Stock Subject to the Plan.

        4.1 The maximum number of Shares that may be made the subject of Options and Awards granted under the Plan is 5,500,000. Upon a Change in Capitalization the maximum number of Shares shall be adjusted in number and kind pursuant to
Section 12. The Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

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

        5.     Director Plans.

        5A.    Option Grants to Eligible Directors.

        5A.1 Annual Grant. Subject to the provisions of Section 5C. hereof, Director Options shall be granted to each Eligible Director on the first trading day of September of each year the Plan is in effect and Director options under the 93 ISP are no longer available for grant to such Directors or any one of them, as the case maybe. Each Director Option granted shall be in respect of 8,000 Shares. The purchase price of each Director Option shall be as provided in
Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options, and further such terms may not provide for a modification of a Director Option and the grant of new Director Option in substitution for them which results in a Purchase Price (as defined in Section 5A.3 hereof) that is lower than the Purchase Price of the originally issued Director Option until authorized by the shareholders of the Corporation.

        5A.2 One Time Grant. Subject to the Provisions of Section 5C. hereof, each newly appointed or elected Eligible Director who has not previously received a one-time grant under the 93 ISP or hereunder, shall be granted an option on the date the Eligible Director attends his or her first Company Board meeting. Each Director Option granted under this section shall be in respect of 10,000 Shares. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of awards of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

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

        9.4    Lapse of Restrictions.

               (a) Generally. During the period of three (3) years commencing on the date of grant of the Shares of Restricted Stock, or such longer period as may be set by the Committee, restrictions upon the shares shall not lapse. Within these limits the Committee may, in its sole discretion, provide for the lapse of such restrictions in installments and may also accelerate such restrictions (for any period not less that one (1) year) in whole or in part based upon performance factors as the Committee may determine, in its sole discretion.

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

               (iii) limit in any way the right of the Company or any Subsidiary to terminate the employment of any person at any time; or

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

                                                                     EXHIBIT 10x

                                TANDY CORPORATION
                       UNFUNDED DEFERRED COMPENSATION PLAN
                                  FOR DIRECTORS
                     (AS AMENDED AND RESTATED JUNE 1, 1999)

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

2.      ELECTION TO DEFER

        a) A Director may elect on or before December 31 of any year, to defer payment of all or a specified part of either all his/her retainer fees or meeting fees or both (whether paid in cash or in Common Stock of the Company or dividends attributable thereto), for services and meetings during the succeeding calendar year following such election. Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, not later than the 30th day after his or her term begins, to defer payment of all or a specified part of such fees for the succeeding calendar year. Any such elections shall be made by written notice delivered to the Corporate Secretary of the Company. All elections shall only be effective for the succeeding calendar year. Notwithstanding the above, for the calendar year 1998, any such election must be made prior to February 28, 1998 for director retainer fees and prior to July 1, 1998 for meeting fees.

        b) In addition to a) above, any Director with a cash account shall be entitled to make a one-time election only to transfer out of his or her cash account and have his or her stock account credited with such amount of cash and accrued interest as a Director may elect from his or her cash account. This election shall be effective as of July 1, 1999. Upon this election, the elected amount credited to a Director's stock account shall be converted to that amount of Company Common Stock based upon the closing price of Company Common Stock on June 30, 1999. Such one-time election must be made no later than July 1, 1999.

        c) With respect to cash dividends payable on Company Common Stock, each participating Director holding a stock account or Pension Plan Stock Account, upon his or her election may (i) be directly paid in cash, (ii) have his or her cash account credited as of the payment date for dividends on Company Common Stock in an amount equal to dividends attributable to the number of shares of Company Common Stock credited to each Director's stock account or Pension Plan Stock Account as of the record date set by the Board of Directors of the Company or (iii) defer cash dividends into his or her stock account or Pension Plan Stock Account. Cash dividends deferred and credited to a Director's stock account or Pension Plan Stock Account shall be converted to that amount of Company Common Stock based on the closing price of Company Common Stock on such record date for dividends.

        d) Amounts deferred under this Plan will be distributed based on one of the two following elections made by each participating Director:

               (1) consecutive substantially equal annual installments up to a maximum of ten beginning on January 15 of a specified year; or

(2) a lump sum payment on a specified date not in excess of ten years from the date Director ceases to be a Director.

3.      DIRECTORS' ACCOUNTS

        a)     Cash Account

               All deferred cash fees shall be recorded on the books of the Company and a memorandum cash account of the fees deferred by each participating Director and interest thereon and cash dividends payable on Company Common Stock, if any, will be maintained.

        b)     Stock Account

               All deferred retainer fees payable in Common Stock of the Company ("Company Common Stock") and the Additional Items (as defined below) shall be recorded on the books of the Company and a memorandum stock account of the fees in Company Common Stock deferred by each participating Director will be maintained. The Director's stock account shall be credited with the number of shares of Company Common Stock otherwise payable to each participating Director under the terms and in the amounts and on the dates set forth in each of the Company's Incentive Stock Plans, as the case may be, providing for the compensation of Directors, if they so elect, in Company Common Stock. All deferred meeting fees payable in Company Common Stock shall also be recorded on the books of the Company in the participating Director's stock account under the terms, in the amounts and on the dates as set by the Board of Directors for the payment of meeting fees. Meeting fees elected to be deferred by a Director in Company Common Stock on and after June 1, 1998 shall be converted to that amount of Company Common Stock equal to the closing price of Company Common Stock as of the date of the applicable director or committee meeting and if not a trading day then the first trading day prior to the meeting. Cash dividends payable on Company Common Stock or a Director's one time election amount as provided in Sections 1 b) and 1 c) above (collectively the "Additional Items") shall be recorded in a Director's stock account in an amount and in the manner as provided in the Plan.

        If a Director's stock account is credited with shares of Company Common Stock by reason of a deferral of either retainer fees or meeting fees or both on or after January 1, 1998, or a deferral of the Additional Items and payment of all of the Company Common Stock (earned by virtue of retainer fees, meeting fees or both or the Additional Items) are deferred (a) until after December 31st of the third calendar year which follows the calendar year during which such deferrals are initially made or (b) until after the earlier of (i) December 31st of such third calendar year or (ii) the day the Director ceases to be a Director, the Director's stock account shall be credited with an additional number of shares of Company Common Stock (including fractions thereof) equal to twenty-five percent of the shares of Company Common Stock initially credited.

        c)     Pension Plan Stock Account

               Effective December 31, 1997, the Special Compensation Plan for Directors (the "Pension Plan") was terminated and in terminating the Pension Plan, the Company calculated the single sum present value of each Pension Plan participant's benefit and converted that amount to Company Common Stock based on the average of the closing prices of Company Common Stock for 1997. The amount of the Company Common Stock shall be recorded on the books of the Company and a memorandum account reflecting such amounts for each Director formerly participating in the Pension Plan will be maintained (the "Pension Plan Stock Account").

4.      PAYMENT FROM DIRECTORS' ACCOUNTS

        a) Payment of amounts credited to a Director's cash account shall be made in cash. Payment of amounts credited to a Director's stock account or Pension Plan Stock Account shall be made in Company Common Stock. Fractional Company Common Stock interests, if any, shall be payable in cash. With respect to cash dividends payable on Company Common Stock, each participating Director holding a stock account or Pension Plan Stock Account, upon his or her election may (i) be directly paid in cash, (ii) have his or her cash account credited as of the payment date for dividends on Company Common Stock in an amount equal to dividends attributable to the number of shares of Company Common Stock credited to each Director's stock account or Pension Plan Stock Account as of the record date set by the Board of Directors of the Company or (iii) defer cash dividends into his or her stock account or Pension Plan Stock Account. Cash dividends deferred and credited to a director's stock account or Pension Plan Stock Account shall be converted to that amount of Company Common Stock based on the closing price of Company Common Stock on the payment date for dividends.

        b) The aggregate amount credited to the account of any Director, at the election of the Director, shall be paid to the Director, either (i) in a lump sum on the date specified by the Director, (ii) in substantially equal annual installments not exceeding ten, (iii) in a lump sum, upon a Change in Control or threatened Change in Control (as hereafter defined), on a date specified by the Board of Directors prior to any Change in Control, or (iv) if no election is made, on 60 days following the date a Director ceases to be a director. If a Director elects to receive installments, the first installment shall be paid (x) in advance on January 15 of the following calendar year in which the Director ceases to be a Director of the Company and subsequent installments (not exceeding nine) shall be paid promptly on January 15 of each of the succeeding calendar years, or (y) on the date specified by the Director.

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

7.      TERMINATION OF ELECTION

        A Director may terminate his election to defer payment of one or more of his or her retainer fees, meeting fees or cash dividends payable on Company Common Stock by written notice delivered to the Corporate Secretary of the Company. Such termination shall become effective as of the end of the calendar year in which notice of termination is given with respect to the retainer fees, meeting fees or dividends payable during subsequent calendar years. Amounts credited to the account of a Director prior to the effective date of termination shall not be affected thereby and shall be paid only in accordance with Sections 4 and 6 above.

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




                                                                     EXHIBIT 10y

                                TANDY CORPORATION
                            1999 INCENTIVE STOCK PLAN
                              (includes Directors)

1.      Purpose.

The purpose of this Plan is to strengthen Tandy Corporation (the "Company") by providing an incentive to a broad base of its Eligible Employees (as hereinafter defined) and directors thereby encouraging them to devote their abilities and industry to the success of the Company's business enterprise. It is intended that this purpose be achieved by extending to these Eligible Employees of the Company and its subsidiaries and to Eligible Directors an added long-term incentive for high levels of performance and unusual efforts through the grant of Nonqualified Stock Options and Stock Appreciation Rights (as each term is hereinafter defined).

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

        2.2 "Agreement" means the written agreement between the Company and an Optionee or Grantee evidencing the grant of an Option or Stock Appreciation Right and setting forth the terms and conditions thereof.

        2.3 "Board" means the Board of Directors of the Company.

        2.4 "Cause" means the commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Company or any Subsidiary.

        2.5 "Change in Capitalization" means any increase or reduction in the number of Shares, or any change (including, but not limited to, a change in value) in the Shares or exchange of Shares for a different number or kind of shares or other securities of the Company, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, change in corporate structure or otherwise.

        2.6 A "Change in Control" shall mean the occurrence during the term of the Plan and during the term of any Option issued under the Plan of:

               (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or its Subsidiaries, or (iii) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

               (b) The individuals who, as of February 24, 1999, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

               (c)  Approval by stockholders of the Company of:

                  (i) A merger, consolidation or reorganization involving the Company, unless
                      (A) the  stockholders of the Company,  immediately  before such merger, consolidation or
reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

                      (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation,

                      (C) no Person other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

                      (D) a transaction described in clauses (A) through (C) shall herein be referred to as a "Non-Control Transaction";

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

        2.7 "Code" means the Internal Revenue Code of 1986, as amended.

        2.8 "Committee" means a committee of the Board consisting of at least two (2) members, all of whom are Disinterested Directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

        2.9    "Company" means Tandy Corporation, a Delaware Corporation.

        2.10 "Director Option" means an Option granted pursuant to Section 5.

        2.11 "Disability" means the suffering from a physical or mental condition which, in the opinion of the Committee based upon appropriate medical advice and examination and in accordance with rules applied uniformly to all employees of the Company, totally and permanently prevents the Grantee or Optionee, as the case may be, from performing the customary duties of his or her regular job with the Company.

        2.12 "Disinterested Director" means a director of the Company who is both a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act, and an "Outside Director" within the meaning of Section 162(m) of the Code.

        2.13 "Division" means any of the operating units, entities or divisions of the Company or affiliated with the Company .

        2.14 "Eligible Employee" means any officer, key employee, any full time employee or a consultant or an advisor of the Company or a Subsidiary designated by the Committee as eligible to receive Options or Stock Appreciation Rights subject to the conditions set forth herein.

        2.15 "Eligible Director" means a director of the Company who is not an employee at the time of grant of the Company or any Subsidiary.

        2.16 "Employee Option" means an Option granted pursuant to Section 6.

        2.17 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

        2.18 "Fair Market Value" on any date means the average of the high and low sales prices of the Shares on such date on the principal national securities exchange on which such Shares are listed or admitted to trading, or if such Shares are not so listed or admitted to trading, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Shares on such date, the Fair Market Value shall be the value established by the Board in good faith.

        2.19 "Grantee" means a person to whom a Stock Appreciation Right has been granted under the Plan.

        2.20   "93 ISP" means  the Tandy Corporation 1993 Incentive Stock Plan.

        2.21   "97 ISP" means the Tandy Corporation 1997 Incentive Stock Plan.

        2.22 "Nonqualified Stock Option" means an Option which is not an incentive stock option under Section 422 of the Code.

        2.23 "Option" means an Employee Option, a Director Option, or either or both of them.

        2.24 "Optionee" means a person to whom an Option has been granted under the Plan.

        2.25 "Parent" means any corporation which is a parent corporation (within the meaning of Section 424(e) of the Code) with respect to the Company.

        2.26 "Plan or 99 ISP" means the Tandy Corporation 1999 Incentive Stock Plan.

        2.27 "Retirement" means a Director must have attained sixty (60) years of age and served as a Director for sixty (60) consecutive months preceding his or her resignation or retirement as a Director.

        2.28 "Shares" means the common stock, par value $1.00 per share, of the Company.

        2.29. "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of the Shares as provided in Section 8.

        2.30 "Subsidiary" means any corporation a portion of whose voting stock is owned directly or indirectly by the Company.

        2.31 "Successor Corporation" means a corporation, or a parent or subsidiary thereof within the meaning of Section 424(a) of the Code, which issues or assumes a stock option in a transaction to which Section 424(a) of the Code applies.

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

        3.2 Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time to:

               (a) determine those individuals to whom Employee Options shall be granted under the Plan and the number of Nonqualified Stock Options to be granted to each Eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Employee Option, including the purchase price per Share subject to each Employee Option, and make any amendment or modification to any Agreement consistent with the terms of the Plan;

               (b) select those Eligible Employees to whom Stock Appreciation Rights shall be granted under the Plan, the terms and conditions of each Stock Appreciation Right, the maximum value of each Stock Appreciation Right and make any amendment or modification to any Agreement consistent with the terms of the Plan; and

        3.3 Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

               (a) to construe and interpret the Plan and the Options and Stock Appreciation Rights granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final, binding and conclusive upon the Company, its Subsidiaries, the Optionees and Grantees and all other persons having any interest therein;

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

        3.4 During any calendar year no Eligible Employee may be granted Options and Stock Appreciation Rights in the aggregate in respect of more than 1,000,000 Shares.

4.      Stock Subject to the Plan.

        4.1 The maximum number of Shares that may be made the subject of Options and Stock Appreciation Rights granted under the Plan is 9,500,000. Upon a Change in Capitalization the maximum number of Shares shall be adjusted in number and kind pursuant to Section 10. The Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

        4.2 Upon the granting of an Option or a Stock Appreciation Right, the number of Shares available under Section 4.1 for the granting of further Options and Stock Appreciation Rights shall be reduced in connection with the granting of an Option or a Stock Appreciation Right by the number of Shares in respect of which the Option or Stock Appreciation Right is granted or denominated.

        4.3 Whenever any outstanding Option or Stock Appreciation Right or portion thereof expires, is canceled or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire Option or Stock Appreciation Right, the Shares allocable to the expired, canceled or otherwise terminated portion of the Option or Stock Appreciation Right may again be the subject of Options or Stock Appreciation Rights granted hereunder.

5.      Director Plans.

        5A.    Option Grants to Eligible Directors.

        5A.1 Annual Grant. Subject to the provisions of Section 5C. hereof, Director Options shall be granted to each Eligible Director on the first trading day of September of each year the Plan is in effect and Director options under the 93 ISP and 97 ISP are no longer available for grant to such Directors or any one of them, as the case may be. Each Director Option granted shall be in respect of 16,000 Shares or such lesser amount as the Board may from time to time determine. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of grants of Director Options, including provisions dealing with forfeiture or termination of such Director Options, and further such terms may not provide for a modification of a Director Option and the grant of new Director Option in substitution for them which results in a Purchase Price (as defined in Section 5A.3 hereof) that is lower than the Purchase Price of the originally issued Director Option until authorized by the stockholders of the Corporation.

        5A.2 One Time Grant. Subject to the provisions of Section 5C. hereof, each newly appointed or elected Eligible Director who has not previously received a one-time grant under the 93 ISP and 97 ISP or hereunder, shall be granted an option on the date the Eligible Director attends his or her first Company Board meeting. Each Director Option granted under this Section shall be in respect of 20,000 Shares or such lesser amount as the Board may from time to time determine. The purchase price of each Director Option shall be as provided in Section 5A.3 and such Options shall be evidenced by an Agreement containing such other terms and conditions not inconsistent with the provisions of this Plan as determined by the Board; provided, however, that such terms shall not vary the timing of grants of Director Options, including provisions dealing with forfeiture or termination of such Director Options.

        5A.3 Purchase Price. The purchase price for Shares under each Director Option shall be equal to 100% of the Fair Market Value of such Shares on the date the Director Option is granted.

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

               (b) If an Optionee's service as a Director terminates by reason of the Optionee's Retirement or by resignation or removal from the Board due to Disability, the Optionee may, for a period of three (3) years after such termination, exercise his or her Option to the extent, and only to the extent that such Option or portion thereof was vested and exercisable as of the date the Optionee's service as a Director terminated, after which time the Option shall automatically terminate in full.

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

        5A.6 No Duplication. Notwithstanding any provision of the Plan to the contrary, no Director Option shall be granted to any Eligible Director pursuant to this Section 5A of the Plan on any day if such Director is granted an option pursuant to Section 5A of the 93 ISP or 97 ISP on such day.

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

        5B.2   Payment in Stock.

               (a) For the period commencing on the effective date of an Eligible Director's Initial Year Election through the next subsequent May 31,
(i) Shares will be issued to each Eligible Director participating at the 100% level having a Fair Market Value (as of the first trading day immediately preceding the date of issuance) equal to the Eligible Director's annual retainer divided by twelve (12), then multiplied by the number of calendar months from the effective date of the Initial Year Election through the next subsequent May 31; and (ii) Shares will be issued to each Eligible Director participating at the 50% level according to the calculation in clause (i) of this Section 5B.2
(a) but reduced by one-half. Shares will be issued as of the effective date of the Initial Year Election.

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

        5B.4 No Duplication. Notwithstanding any provision in this Plan to the contrary, no Shares shall be issued pursuant to this Section 5B of the Plan in respect of an Eligible Director's retainer fees if Shares are or will be issued pursuant to Section 5B of the 93 ISP or 97ISP in respect of such retainer fees.

6.      Option Grants for Eligible Employees.

        6.1 Authority of Committee. Subject to the provisions of the Plan and to
Section 4.1 above, the Committee shall have full and final authority to select those Eligible Employees who will receive Options (each an "Employee Option"), the terms and conditions of which shall be set forth in an Agreement.

        6.2 Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Employee Option shall be determined by the Committee and set forth in the Agreement; provided, however, that the purchase price per Share under each Nonqualified Stock Option shall not be less than the Fair Market Value of a Share on the date the Nonqualified Stock Option is granted.

        6.3 Maximum Duration. Employee Options granted hereunder shall be for such term as the Committee shall determine, provided that a Nonqualified Stock Option shall not be exercisable after the expiration of ten (10) years from the date it is granted. The Committee may, subsequent to the granting of any Employee Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

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

        6.5 Modification or Substitution. The Committee may, in its discretion, modify outstanding Employee Options or accept the surrender of outstanding Employee Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, (i) no modification of an Employee Option shall adversely alter or impair any rights or obligations under the Employee Option without the Optionee's consent, and (ii) no modification or surrender of an outstanding option and the grant of new options in substitution for them which results in a purchase price (as defined in Section 6.2 hereof) that is lower than the purchase price of the originally issued Option shall be effective until authorized by the stockholders of the Corporation.

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

        7.2 Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person to a designated facsimile number or by mail to the Secretary of the Company at the Company's principal executive office, or to such other person designated by the Secretary, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any Shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise by any one or a combination of the following: (i) cash or (ii) transferring Shares to the Company upon such terms and conditions as determined by the Committee. Notwithstanding the foregoing, the Committee shall have discretion to determine at the time of grant of each Employee Option or at any later date (up to and including the date of exercise) the form of payment acceptable in respect of the exercise of such Employee Option. The written notice pursuant to this Section 7.2 may also provide instructions from the Optionee to the Company that upon receipt of the purchase price in cash from the Optionee's broker or dealer, that has been approved by the Company, designated as such on the written notice, in payment for any Shares purchased pursuant to the exercise of an Option, the Company shall issue such Shares directly to the designated broker or dealer that has been approved by the Company. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option to the Secretary of the Company, or to such other person designated by the Secretary, who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. No fractional Shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

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

        7.4 Effect of Change in Control. Notwithstanding anything contained in the Plan to the contrary, unless an Agreement evidencing an Option provides otherwise, in the event of a Change in Control the Option shall become immediately and fully exercisable. In addition, an Agreement evidencing an Option may provide that the Optionee will be permitted to surrender for cancellation within sixty (60) days after such Change in Control, the Option or portion of the Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any, of
(A) the greater of (1) the Fair Market Value, on the date preceding the date of surrender, of the Shares subject to the Option or portion thereof surrendered or
(2) the Adjusted Fair Market Value of the Shares subject to the Option or portion thereof surrendered over (B) the aggregate purchase price for such Shares under the Option or portion thereof surrendered. In the event an Optionee's employment with, or service as a Director of, the Company terminates following a Change in Control, each Option held by the Optionee that was exercisable as of the date of termination of the Optionee's employment or service shall remain exercisable for a period ending not before the earlier of
(A) the first annual anniversary of the termination of the Optionee's employment or service or (B) the expiration of the stated term of the Option.

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

        8.2    Stock Appreciation Right Related to an Option.

               (a) Exercise. A Stock Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with a Nonqualified Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Nonqualified Stock Option Agreement.

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

        8.4 Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person to a designated facsimile number or by mail to the Secretary of the Company, or to such other person designated by the Secretary, at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Corporate Secretary of the Company, or to such other person designated by the Secretary, who shall endorse thereon a notation of such exercise and return such Agreement to the Grantee.

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

        8.6 Modification or Substitution. Subject to the terms of the Plan, the Committee may modify outstanding grants of Stock Appreciation Rights or accept the surrender of outstanding grants of Stock Appreciation Rights (to the extent not exercised) and grant new Stock Appreciation Rights in substitution for them. Notwithstanding the foregoing, (i) no modification of a Stock Appreciation Right shall adversely alter or impair any rights or obligations under the Agreement without the Grantee's consent, and (ii) no modification or surrender of an outstanding Stock Appreciation Right and the grant of new Stock Appreciation Rights in substitution for them, which results (in the case of Stock Appreciation Right related to an Option) in a purchase price that is lower than the purchase price specified in the related Nonqualified Stock Option Agreement, and (in the case of Stock Appreciation Rights unrelated to Options) results in a lower Base Price of a Share than that which existed on the date the Stock Appreciation Right unrelated to Options was granted shall be effective until authorized by the stockholders of the Corporation.

        8.7 Effect of Change in Control. Notwithstanding anything contained in this Plan to the contrary, unless an Agreement evidencing a Stock Appreciation Right provides otherwise, in the event of a Change in Control, all Stock Appreciation Rights shall become immediately and fully exercisable. Notwithstanding Sections 8.3 and 8.5, an Agreement evidencing a Stock Appreciation Right may provide that upon the exercise of a Stock Appreciation Right unrelated to an Option or any portion thereof during the sixty (60) day period following a Change in Control, the amount payable shall be in cash and shall be an amount equal to the excess, if any, of (A) the greater of (i) the Fair Market Value, on the date preceding the date of exercise, of the Shares subject to Stock Appreciation Right or portion thereof exercised and (ii) the Adjusted Fair Market Value, on the date preceding the date of exercise, of the Shares over (B) the aggregate Fair Market Value, on the date the Stock Appreciation Right was granted, of the Shares subject to the Stock Appreciation Right or portion thereof exercised. In the event a Grantee's employment with the Company terminates following a Change in Control, each Stock Appreciation Right held by the Grantee that was exercisable as of the date of termination of the Grantee's employment shall remain exercisable for a period ending not before the earlier of the first annual anniversary of the termination of the Grantee's employment or the expiration of the stated term of the Stock Appreciation Right.

9. Effect of a Termination of Employment. The Agreement evidencing the grant of each Employee Option and each Stock Appreciation Right shall set forth the terms and conditions applicable to such Employee Option or Stock Appreciation Right upon a termination or change in the status of the employment of the Optionee or Grantee by the Company, a Subsidiary or a Division (including a termination or change by reason of the sale of a Subsidiary or a Division), as the Committee may, in its discretion, determine at the time the Employee Option or Stock Appreciation Rights is granted or thereafter.

10.     Adjustment Upon Changes in Capitalization.

               (a) In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the (i) maximum number and class of Shares or other stock or securities with respect to which Options or Stock Appreciation Rights may be granted under the Plan, (ii) the number and class of Shares or other stock or securities which are subject to Director Options issuable under Section 5; and (iii) the number and class of Shares or other stock or securities which are subject to outstanding Options or Stock Appreciation Rights granted under the Plan, and the purchase price therefor, if applicable; and (iv) the maximum number and class of Shares or other stock or securities with respect to which Options or Stock Appreciation Rights may be granted to any Eligible Employee.

               (b) Any stock adjustment in the Shares or other stock or securities subject to outstanding Director Options (including any adjustments in the purchase price) shall be made only to the extent necessary to maintain the proportionate interest of the Optionee and preserve, without exceeding, the value of such Director Option.

               (c) If, by reason of a Change in Capitalization, a Grantee of a Stock Appreciation Right shall be entitled to, or an Optionee shall be entitled to exercise an Option with respect to, new, additional or different shares of stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the Shares subject to the Stock Appreciation Right or Option, as the case may be, prior to such Change in Capitalization.

11. Effect of Certain Transactions. Subject to Sections 7.4 and 8.7 in the event of (i) the liquidation or dissolution of the Company or (ii) a merger or consolidation of the Company (a "Transaction"), the Plan and the Options and Stock Appreciation Rights issued hereunder shall continue in effect in accordance with their respective terms and each Optionee and Grantee shall be entitled to receive in respect of each Share subject to any outstanding Options or Stock Appreciation Rights, as the case may be, upon exercise of any Option or payment or transfer in respect of any Stock Appreciation Right, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share.

12. Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth annual anniversary of the date of its adoption by the Board and no Option or Stock Appreciation Right may be granted thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, modify or suspend the Plan; provided, however, that:

               (a) No such amendment, modification, suspension or termination shall impair or adversely alter any Options or Stock Appreciation Rights therefor granted under the Plan, except with the consent of the Optionee or Grantee, nor shall any amendment, modification, suspension or termination deprive any Optionee or Grantee of any Shares which he or she may have acquired through or as a result of the Plan.

13. Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangements or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

14. Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:

               (i) give any person any right to be granted an Option or Stock Appreciation Right other than at the sole discretion of the Committee;

               (ii) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

               (iii) limit in any way the right of the Company or any Subsidiary or any Division to terminate the employment of any person at any time; or

               (iv) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person at any particular rate of compensation or for any particular period of time.

15.     Regulations and Other Approvals; Governing Law.

        15.1 Except as to matters of federal law, this Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of Texas without giving effect to conflict of laws principles.

        15.2 The obligation of the Company to sell or deliver Shares with respect to Options and Stock Appreciation Rights granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

        15.3 The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such Rule shall be inoperative and shall not affect the validity of the Plan.

        15.4 The Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority.

        15.5 Each Option and Stock Appreciation Right is subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or Stock Appreciation Right or the issuance of Shares, no Options or Stock Appreciation Rights shall be granted or payment made or Shares issued, in whole or in part, unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions as acceptable to the Committee.

        15.6 Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, and Rule 144 or other regulations thereunder. The Committee may require any individual receiving Shares pursuant to an Option or Stock Appreciation Right granted under the Plan, as a condition precedent to receipt of such Shares, to represent and warrant to the Company in writing that the Shares acquired by such individual are acquired without a view to any distribution thereof and will not be sold or transferred other than pursuant to an effective registration thereof under said Act or pursuant to an exemption applicable under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. The certificates evidencing any of such Shares shall be appropriately legended to reflect their status as restricted securities as aforesaid.

16. Pooling Transactions. Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event of a Change in Control which is also intended to constitute a pooling transaction under the Code, the Committee shall take such actions, if any, as are specifically recommended by an independent accounting firm retained by the Company to the extent reasonably necessary in order to assure that the pooling transaction will qualify as such, including but not limited to (i) deferring the vesting, exercise, payment, settlement or lapsing of restrictions with respect to any Option or Stock Appreciation Right,
(ii) providing that the payment or settlement in respect of any Option or Stock Appreciation Right be made in the form of cash, Shares or securities of a successor or acquirer of the Company, or a combination of the foregoing, and
(iii) providing for the extension of the term of any Option or Stock Appreciation Right to the extent necessary to accommodate the foregoing, but not beyond the maximum term permitted for any Option or Stock Appreciation Right.

17.     Miscellaneous.

        17.1 Multiple Agreements. The terms of each Option or Stock Appreciation Right may differ from other Options or Stock Appreciation Rights granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Stock Appreciation Right to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Stock Appreciation Rights previously granted to that Eligible Employee.

        17.2 Withholding of Taxes. (a) The Company shall have the right to deduct from any distribution of cash to any Director, Optionee or Grantee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to the receipt of any retainer fee, Option or Stock Appreciation Right. If a Director, Optionee or Grantee is to experience a taxable event in connection with the receipt of Shares pursuant to a payment in stock, Option exercise or payment of a Stock Appreciation Right (a "Taxable Event"), the Director, Optionee or Grantee shall pay the Withholding Taxes to the Company prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay Withholding Taxes to the Company, the Director, Optionee or Grantee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee or Company Secretary or his or her designee, as applicable, to have withheld a portion of the Shares then issuable to him or her having an aggregate Fair Market Value, on the date preceding the date of such issuance, equal to the Withholding Taxes. The Committee may, by the adoption of rules or otherwise, (i) modify the provisions of this Section 17.2 (other than as regards Director Options) or impose such other restrictions or limitations on Tax Elections as may be necessary to ensure that the Tax Elections will be exempt transactions under Section 16(b) of the Exchange Act, and (ii) permit Tax Elections to be made at such other times and subject to such other conditions as the Committee determines will constitute exempt transactions under Section 16(b) of the Exchange Act.

               (b) The Committee shall have the authority, at the time of grant of an Employee Option or Stock Appreciation Right under the Plan or at any time thereafter, to award tax bonuses to designated Optionees or Grantees, to be paid upon their exercise of Employee Options or payment in respect of Stock Appreciation Rights granted hereunder. The amount of any such payments shall be determined by the Committee. The Committee shall have full authority in its absolute discretion to determine the amount of any such tax bonus and the terms and conditions affecting the vesting and payment thereof.

18. Effective Date. The effective date of the Plan shall be February 24, 1999 the date of its adoption by the Board.


                                                                      EXHIBIT 11
                                TANDY CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                      Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                      -------------------------------------------
(In millions, except per share amounts)                 1999       1998        1999        1998
---------------------------------------               --------   --------    --------    --------
Ratio of Earnings to Fixed Charges:

Net income (loss)                                     $   61.6   $  (20.1)   $  117.5    $   17.0
Plus provision (benefit) for income taxes                 39.4      (12.6)       75.1        10.6
                                                      --------   --------    --------    --------
Income (loss) before income taxes                        101.0      (32.7)      192.6        27.6
                                                      --------   --------    --------    --------

Fixed charges:

Interest expense and amortization of debt discount         9.6       11.8        17.9        22.1
Amortization of issuance expense                           0.2        0.2         0.4         0.4
Appropriate portion (33 1/3%) of rentals                  16.9       18.7        33.7        37.2
                                                      --------   --------    --------    --------
    Total fixed charges                                   26.7       30.7        52.0        59.7
                                                      --------   --------    --------    --------

Earnings (loss) before income taxes and fixed
 charges                                              $  127.7   $   (2.0)   $  244.6    $   87.3
                                                      ========   ========    ========    ========

Ratio of earnings to fixed charges                        4.78     N/A(1)        4.70        1.46
                                                      ========   ========    ========    ========

Ratio of Earnings to Fixed Charges and Preferred
 Dividends:

Total fixed charges, as above                         $   26.7   $   30.7    $   52.0    $   59.7
Preferred dividends                                        1.4        1.4         2.8         2.9
                                                      --------   --------    --------    --------
Total fixed charges and preferred dividends           $   28.1   $   32.1    $   54.8    $   62.6
                                                      ========   ========    ========    ========

Earnings (loss) before income taxes and fixed
 charges                                              $  127.7   $   (2.0)   $  244.6    $   87.3
                                                      ========   ========    ========    ========

Ratio of earnings to fixed charges and preferred
 dividends                                                4.54     N/A(1)        4.46        1.39
                                                      ========   ========    ========    ========

(1) Pre-tax earnings were not sufficient to cover fixed charges during the three months ended June 30, 1998.