Form 10-Q
period 1999-09-30
TANDY CORP /DE/
filed 1999-11-12
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 1999 was 193,315,436.
         Index to Exhibits is on Sequential Page No. 19. Total pages 41.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TANDY CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
(In millions, except per share amounts)                 1999        1998        1999        1998
                                                      --------    --------    --------    --------

Net sales and operating revenues                      $  960.3    $1,128.6    $2,737.2    $3,579.7
Cost of products sold                                    473.9       676.3     1,332.1     2,187.4
                                                      --------    --------    --------    --------
Gross profit                                             486.4       452.3     1,405.1     1,392.3
                                                      --------    --------    --------    --------

Expenses (income):
  Selling, general and administrative                    361.4       394.9     1,041.5     1,162.9
  Depreciation and amortization                           23.1        25.0        65.4        77.3
  Interest income                                         (4.7)       (2.5)      (13.8)       (5.7)
  Interest expense                                         8.5        11.5        26.4        33.6
  Provision for loss on sale of Computer City             --          30.0        --         103.2
  Restricted stock awards                                 --          --          (5.1)       --
                                                      --------    --------    --------    --------
                                                         388.3       458.9     1,114.4     1,371.3
                                                      --------    --------    --------    --------

Income (loss) before income taxes                         98.1        (6.6)      290.7        21.0
Provision (benefit) for income taxes                      38.3        (2.5)      113.4         8.1
                                                      --------    --------    --------    --------
Net income (loss)                                         59.8        (4.1)      177.3        12.9

Preferred dividends                                        1.4         1.5         4.2         4.4
                                                      --------    --------    --------    --------

Net income (loss) available to common shareholders    $   58.4    $   (5.6)   $  173.1    $    8.5
                                                      ========    ========    ========    ========
Net income (loss) available per common share:

  Basic                                               $   0.30    $  (0.03)   $   0.89    $   0.04
                                                      ========    ========    ========    ========
  Diluted                                             $   0.29    $  (0.03)   $   0.85    $   0.04
                                                      ========    ========    ========    ========
Shares used in computing earnings (loss) per
 common share:

  Basic                                                  194.3       200.6       194.3       202.0
                                                      ========    ========    ========    ========
  Diluted                                                205.4       200.6       204.7       205.8
                                                      ========    ========    ========    ========
Dividends declared per common share                   $   0.05    $   0.05    $   0.15    $   0.15
                                                      ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.



                                      TANDY CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets

                                                               September 30, December 31, September 30,
                                                                    1999         1998        1998
(In millions, except for share amounts)                         (Unaudited)               (Unaudited)
--------------------------------------                           ---------     --------   ---------
Assets
Current assets:
 Cash and cash equivalents                                        $   54.3     $   64.5    $   47.4
 Accounts and notes receivable, less allowance for
  doubtful accounts                                                  244.7        215.2       166.5
 Inventories, at lower of cost or market                             978.5        912.1       974.9
 Other current assets                                                101.6        106.8       129.5
                                                                  --------     --------    --------

 Total current assets                                              1,379.1      1,298.6     1,318.3

Property, plant and equipment, at cost, less accumulated
 depreciation                                                        443.2        433.8       435.5

Other assets, net of accumulated amortization                        323.9        261.2       213.7
                                                                  --------     --------    --------
                                                                  $2,146.2     $1,993.6    $1,967.5
                                                                  ========     ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                                  $  254.3     $  233.2    $  289.0
 Accounts payable                                                    224.9        206.4       227.6
 Accrued expenses                                                    263.3        334.4       236.3
 Income taxes payable                                                137.7        105.5         2.9
                                                                  --------     --------    --------

  Total current liabilities                                          880.2        879.5       755.8
                                                                  --------     --------    --------

Long-term debt, excluding current maturities                         324.9        235.1       241.2
Other non-current liabilities                                         39.6         27.5        52.3
                                                                  --------     --------    --------

  Total other liabilities                                            364.5        262.6       293.5
                                                                  --------     --------    --------

Common stock put options                                              25.2          3.3        --

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized
 Series A junior participating; 300,000 shares authorized
  and none issued                                                     --           --          --
 Series B convertible (TESOP), 100,000 shares authorized;
  74,000, 77,000 and 78,000 shares outstanding, respectively          73.7        100.0       100.0
 Common stock, $1 par value, 250,000,000 shares authorized;
  235,840,000, 139,184,000 and 138,332,000 shares
  issued, respectively                                               235.8        139.2       138.3
 Additional paid-in capital                                           63.2        109.7        37.6
 Retained earnings                                                 1,247.4      1,693.4     1,655.7
 Common stock in treasury, at cost; 42,593,000,
  41,747,000, and 38,223,000 shares, respectively                   (716.5)    (1,161.6)     (982.3)
 Unearned deferred compensation                                      (23.3)       (31.5)      (29.8)
 Accumulated other comprehensive loss                                 (4.0)        (1.0)       (1.3)
                                                                  --------     --------    --------
  Total stockholders' equity                                         876.3        848.2       918.2
Commitments and contingent liabilities
                                                                  --------     --------    --------
                                                                  $2,146.2     $1,993.6    $1,967.5
                                                                  ========     ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                       TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
(In millions)                                                       1999         1998
------------                                                      --------     --------
Cash flows from operating activities:
Net income                                                        $  177.3     $   12.9
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     65.4         77.3
    Adjustment to 1998 restricted stock awards                        (5.1)        --
    Provision for loss on sale of Computer City                       --          103.2
    Other items                                                       19.7         35.6
  Changes in operating assets and liabilities:
    Receivables                                                       (1.3)        17.0
    Inventories                                                      (64.5)        22.3
    Other current assets                                               6.3          9.9
    Accounts payable, accrued expenses and income taxes               (8.5)      (157.0)
                                                                  --------     --------
Net cash provided by operating activities                            189.3        121.2
                                                                  --------     --------

Investing activities:
  Additions to property, plant and equipment                         (71.2)      (107.3)
  Proceeds from sale of property, plant and equipment                  2.9          5.1
  Investment in NorthPoint Communications, Inc.                      (20.0)        --
  Proceeds from sale of Computer City                                 --           75.0
  Other investing activities                                          (4.3)        (5.0)
                                                                  --------     --------
Net cash used by investing activities                                (92.6)       (32.2)
                                                                  --------     --------

Financing activities:
  Purchases of treasury stock                                       (245.6)      (185.1)
  Proceeds from sale of common stock put options                       3.5         --
  Sale of treasury stock to employee stock plans                      30.1         27.1
  Proceeds from exercise of stock options                             27.3         21.7
  Dividends paid                                                     (32.3)       (33.8)
  Changes in short-term borrowings, net                               23.9         11.3
  Additions to long-term borrowings                                  100.6         44.7
  Repayments of long-term borrowings                                 (14.4)       (33.4)
                                                                  --------     --------
Net cash used by financing activities                               (106.9)      (147.5)
                                                                  --------     --------

Decrease in cash and cash equivalents                                (10.2)       (58.5)
Cash and cash equivalents, beginning of period                        64.5        105.9
                                                                  --------     --------
Cash and cash equivalents, end of period                          $   54.3     $   47.4
                                                                  ========     ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 3 - EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three and nine months ended September 30, 1999 and 1998, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

                                                 Three Months Ended                           Three Months Ended
                                                 September 30, 1999                           September 30, 1998
                                     -----------------------------------------    -----------------------------------------
(Dollars and shares in millions,     Income (Loss)     Shares        Per Share    Income (Loss)     Shares        Per Share
  except per share amounts)          (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
--------------------------           ------------    -----------    ----------    -----------    ------------    ----------
Net income (loss)                      $   59.8                                     $   (4.1)
Less: Preferred stock dividends            (1.4)                                        (1.5)
                                       --------                                     --------
Basic EPS
Net income (loss) available to
 common shareholders                       58.4          194.3       $   0.30           (5.6)         200.6       $  (0.03)
                                                                     ========                                     ========
Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                            1.4                                       (1)
Additional contribution required
 for TESOP if preferred stock had
  been converted                           (1.1)           6.4                        (1)             (1)
Stock options                                              4.7                                        (1)
                                       --------       --------                      --------       --------
Diluted EPS
Net income (loss) available to
 common shareholders plus
  assumed conversions                  $   58.7          205.4       $   0.29       $   (5.6)         200.6       $  (0.03)
                                       ========       ========       ========       ========       ========       ========

(1) Not included in the  calculation of diluted EPS because  inclusion  would be antidilutive.


                                                 Nine Months Ended                            Nine Months Ended
                                                 September 30, 1999                           September 30, 1998
                                     -----------------------------------------    -----------------------------------------
(Dollars and shares in millions,    Income (Loss)      Shares        Per Share   Income (Loss)      Shares        Per Share
  except per share amounts)          (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
--------------------------           -----------    ------------    ----------    -----------    ------------    ----------
Net income                             $  177.3                                     $   12.9
Less: Preferred stock dividends            (4.2)                                        (4.4)
                                       --------                                     --------
Basic EPS
Net income available to common
  Shareholders                            173.1          194.3       $   0.89            8.5          202.0       $   0.04
                                                                     ========                                     ========
Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                            4.2                                        (1)
Additional contribution required
 for TESOP if preferred stock had
  been converted                           (3.2)           6.5                         (1)            (1)
Stock options                                              3.9                                          3.8
                                       --------       --------                      --------       --------
Diluted EPS
Net income available to common
  shareholders plus assumed
   conversions                         $  174.1          204.7       $   0.85       $    8.5          205.8       $   0.04
                                       ========       ========       ========       ========       ========       ========

(1) Not included in the  calculation of diluted EPS because  inclusion  would be antidilutive.


 NOTE 4 - SALE OF COMPUTER CITY, INC.
On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. In the third quarter of 1998, Tandy received approximately $75.0 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The amount of cash to be retained was subject to adjustment and in the fourth quarter of 1998 the amount of cash consideration was reduced to $36.5 million. Tandy recognized a loss of $73.2 million in the second quarter of 1998, a loss of $30.0 million in the third quarter of 1998 and a loss of $5.0 million in the fourth quarter of 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy. Computer City's results from operations through August 31, 1998 are included in the accompanying Consolidated Financial Statements.

Below is a summary of net sales and operating revenues and net losses, both in total and per share, for Computer City for the three and nine months ended September 30, 1999 and 1998, respectively.

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
(In millions, except              --------------------    --------------------
 per share amounts)                 1999        1998        1999        1998
 -----------------                --------    --------    --------    --------
Net sales and operating revenues  $   --      $  285.7    $   --      $1,196.7
Net loss                              --         (30.3)       --         (58.7)
Loss per share                    $   --      $  (0.15)   $   --      $  (0.29)


NOTE 5 - RESTRICTED STOCK AWARDS
On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. This restricted stock grant of February 1998 will vest at the end of five years on February 2, 2003, if managers receiving the grants are employed by Tandy at a store manager or higher position at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $29 1/16 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting. At September 30, 1999, there were 360,500 restricted stock awards outstanding and eligible for ultimate vesting under this restricted stock award.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $50.2 million and $(3.8) million, respectively, and comprehensive income for the nine months ended September 30, 1999 and 1998 was $174.3 million and $13.1 million, respectively.

NOTE 7 - REVOLVING CREDIT FACILITY
In the second quarter of 1999, Tandy extended the maturity date of its $200.0 million 364-day revolving credit facility to June 2000. Tandy also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes.

NOTE 8 - SEGMENT DISCLOSURES
The table below  summarizes net sales and operating  revenues,  operating profit
(loss) and assets for Tandy's reportable segments. Consolidated operating profit is reconciled to Tandy's income before income taxes.

                                              Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    --------------------
(In millions)                                  1999        1998        1999        1998
 -----------                                 --------    --------    --------    --------
Net sales and operating revenues:
  RadioShack (1)                             $  960.3    $  842.8    $2,737.1    $2,382.7
  Computer City (2)                              --         285.7        --       1,196.7
  Closed units                                   --           0.1         0.1         0.3
                                             --------    --------    --------    --------
                                             $  960.3    $1,128.6    $2,737.2    $3,579.7
                                             ========    ========    ========    ========
Operating profit (loss):
  RadioShack                                 $  111.1    $   94.6    $  334.7    $  273.2
  Computer City (2)                              --         (49.3)       --         (95.6)
  Closed units                                   --          (6.1)       --          (6.4)
  Corporate administration and other             (9.2)       (6.8)      (31.4)      (19.1)
  Provision for loss on sale of Computer City    --         (30.0)       --        (103.2)
                                             --------    --------    --------    --------
                                                101.9         2.4       303.3        48.9
Interest income (3)                               4.7         2.5        13.8         5.7
Interest expense (3)                             (8.5)      (11.5)      (26.4)      (33.6)
                                             --------    --------    --------    --------
Income (loss) before income taxes            $   98.1    $   (6.6)   $  290.7    $   21.0
                                             ========    ========    ========    ========

                                                                        At September 30,
                                                                     --------------------
Assets:                                                                1999        1998
                                                                     --------    --------
  RadioShack                                                         $1,541.5    $1,449.6
  Computer City (2)                                                      --          --
  Corporate administration and other                                    604.7       517.9
                                                                     --------    --------
                                                                     $2,146.2    $1,967.5
                                                                     ========    ========

 (1)Includes outside sales related to retail support operations of $25.1 million and $20.9 million for the three months ended September 30, 1999 and 1998, respectively, and $56.2 million and $60.8 million for the nine months ended September 30, 1999 and 1998, respectively.
(2) Computer City was sold to CompUSA on August 31, 1998.
(3) Tandy does not allocate interest income or expense to its operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

Factors That May Affect Future Results

With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "could," and similar words and phrases. Factors that could cause Tandy Corporation's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce and telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the inability to successfully implement, market and execute the RadioShack.com(SM) website;
o the presence or absence of new services or products and product features in the merchandise categories Tandy sells and changes in Tandy's actual merchandise sales mix;
o the inability to negotiate profitable contracts or execute business plans with providers of such services as cellular, PCS, direct-to-home satellite, Internet service and high-speed bandwidth;
o the inability to collect the level of anticipated residuals and commissions for products and services sold by RadioShack;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect Tandy);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o   the potential negative impact of year 2000 issues; or
o the imposition of new restrictions or regulations regarding the sale of products and/or services Tandy sells or changes in tax rules and regulations applicable to Tandy.

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

Net Sales and Operating Revenues

Net sales and operating revenues for the periods ended September 30 were:

                      Three Months Ended                  Nine Months Ended
                         September 30,                       September 30,
                     --------------------   %Increase    --------------------   %Increase
(In millions)          1999        1998     (Decrease)     1999        1998     (Decrease)
 -----------         --------    --------    --------    --------    --------    --------
RadioShack           $  960.3    $  842.8        13.9%   $2,737.1    $2,382.7        14.9%
Computer City            --         285.7(1)   (100.0)       --       1,196.7(1)   (100.0)
                     --------    --------                --------    --------
 Retail segments        960.3     1,128.5       (14.9)    2,737.1     3,579.4       (23.5)
Closed units             --           0.1      (100.0)        0.1         0.3       (66.7)
                     --------    --------                --------    --------
                     $  960.3    $1,128.6       (14.9)%  $2,737.2    $3,579.7       (23.5)%
                     ========    ========                ========    ========

(1) Includes operations for only two and eight months, respectively, due to the sale to CompUSA on August 31, 1998.

Consolidated net sales and operating revenues decreased 14.9% and 23.5% for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease is due to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for the three and nine month periods ended September 30, 1999 are not meaningful due to this sale.

RadioShack's overall sales increased 13.9% and 14.9% for the three and nine months ended September 30, 1999, respectively, compared to the corresponding prior year three and nine month periods. RadioShack comparable store sales increased 11.6% and 13.5% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year. These sales increases were driven primarily by strong sales of communications products, prepaid wireless airtime and "direct-to-home" satellite systems and services.

Sales of communications products increased approximately 17% and 20% during the three and nine months ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998, due to strong sales of PCS and cellular telephones. On October 5, 1999, Tandy's strategic communications partner, Sprint Corporation, announced it would be merging with MCI WorldCom, Inc., subject to stockholder and regulatory approvals. The merger is expected to close in the second half of 2000. Tandy's management anticipates no significant changes to its existing agreements as a result of the announced merger.

Sales of personal computers increased approximately 2% during the third quarter of 1999 compared to the third quarter of 1998, despite a 24% reduction in the average selling price of CPU's in the third quarter of 1999 compared to the third quarter of 1998. Personal computer sales increased approximately 15% for the nine months ended September 30, 1999 versus the same period in the prior year, despite a 10% reduction in the average selling price of CPU's since the prior period.

The audio and video category experienced a sales increase of approximately 35% and 21% during the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998, due primarily to increased sales of direct-to-home satellite systems and services. In May 1999, Tandy entered into a multi-year retail sales and service agreement with Thomson Consumer Electronics, Inc. ("Thomson"). Under this agreement, Thomson will supply RadioShack with various RCA branded audio and video components such as televisions, VCRs, camcorders, digital video disc (DVD) players, CD shelf systems and other digital entertainment products beginning in 2000. A few of these items are currently available in stores. RCA products will be sold through RCA Digital Entertainment Centers at RadioShack via a "store-within-a-store" concept similar to the Sprint Store at RadioShack. Management believes this agreement will allow RadioShack to be more competitive in the evolution of digital technology, which will enhance sales of audio and video products.

RADIOSHACK RETAIL OUTLETS

                   September 30,  June 30,  March 31, December 31, September 30,
                       1999         1999      1999        1998        1998
                     --------     --------  --------    --------    --------
Company-owned           5,042        5,020     5,037       5,039       5,006
Dealer/Franchise        2,057        2,007     1,989       1,991       1,978
                     --------     --------  --------    --------    --------
Total retail outlets    7,099        7,027     7,026       7,030       6,984
                     ========     ========  ========    ========    ========

Gross Profit

Tandy's gross profit as a percent of net sales and operating revenues was 50.7% and 51.3% for the three and nine months ended September 30, 1999, respectively, compared to 40.1% and 38.9% for the corresponding 1998 periods. These increases in the gross profit percentages during 1999 were primarily the result of the sale of Computer City in August 1998. Computer City operated at a lower gross margin than consolidated Tandy Corporation. Without Computer City and other closed units, Tandy's consolidated gross profit as a percent of net sales and operating revenues would have been 51.9% and 52.8%, respectively, for the three and nine months ended September 30, 1998.

RadioShack's gross profit dollars increased 11.2% and 11.7% for the three and nine month periods ended September 30, 1999 versus 1998, respectively, but decreased as a percentage of RadioShack's total sales by 1.3 and 1.5 percentage points during the same periods. These percentage decreases were due to mix shifts within RadioShack's product offerings. For the three and nine months ended September 30, 1999, increased sales of communications products, coupled with a decline in the gross margin percentage of certain products within the category, negatively impacted RadioShack's overall gross margin percentages for these periods. Increases in residual income, which has 100% gross margin, offset some of the decrease in the periods noted.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense for Tandy as a percent of net sales and operating revenues for the third quarter of 1999 was 37.6%, compared to 35.0% during the third quarter of 1998; the respective percentages for the nine months ended September 30, 1999 and 1998 were 38.0% and 32.5%. The higher SG&A percentages in 1999 were due primarily to the 1998 sale of Computer City, which operated at lower relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City and other closed units, Tandy's SG&A expense as a percentage of sales would have approximated 39.0% and 39.6% for the three and nine months ended September 30, 1998. These decreases of 1.4% and 1.6% from 1998 were due primarily to the favorable effect of increased sales at RadioShack during these periods.

Excluding Computer City and other closed units, SG&A expense in dollars increased by $32.7 million and $98.7 million, respectively, for the three and nine months ended September 30, 1999, when compared to the same periods in the prior year. For the three and nine months ended September 30, 1999, advertising expense and rent expense increased in dollars, but decreased as a percent of sales and operating revenues when compared to the same periods in the prior year. Advertising expense increased in dollars due primarily to increased RadioShack television advertising over the prior year. Rent expense increased in dollars due to new RadioShack store openings and lease renewals at slightly higher rates. The decrease in rent and advertising expenses as a percent of sales and operating revenues was due primarily to the favorable effect of increased comparable RadioShack store sales on these respective expense rate structures. Salary expense increased in dollars and increased slightly as a percent of sales and operating revenues during the three and nine months ended September 30, 1999, compared to the same periods in 1998. The salary increase is primarily attributable to retail store expansions and increases in commissions, bonuses and other incentives resulting from RadioShack's strong comparable store sales and profits.

Restricted Stock Awards

On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant to over 5,000 store managers. This restricted stock grant of February 1998 will vest at the end of five years on February 2, 2003, if managers receiving the grants are employed by Tandy at a store manager or higher position, at that time. However, the grants provide that the restricted shares could vest early if Tandy common stock closes at $29 1/16 or more for any 20 consecutive trading days after February 1, 2000. Compensation expense, equal to the fair market value of the shares, has not been recognized, but will be recognized when it becomes probable that the performance criteria will be met and such expense can be reasonably determined or upon actual vesting. At September 30, 1999, there were 360,500 restricted stock awards outstanding and eligible for ultimate vesting under this restricted stock award. Management is no longer granting restricted stock awards to RadioShack store managers.

1999 Incentive Stock Plan

In February 1999, Tandy, based upon the Board of Directors' authorization, adopted the Tandy Corporation 1999 Incentive Stock Plan ("1999 ISP"), which authorizes the grants of non-qualified stock options and stock appreciation rights to broad based employee groups and other eligible employees. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted under the 1999 ISP. The Organization and Compensation Committee, an independent committee of the Board, administers the 1999 ISP as a broadly based plan to provide stock option incentives primarily to RadioShack's 5,000 plus store managers and to other eligible employees of Tandy. A total of 9.5 million shares of Tandy common stock was reserved for issuance under the 1999 ISP.

The Organization and Compensation Committee granted approximately 2.2 million stock options under the 1999 ISP at fair market value on February 24, 1999, primarily to RadioShack's 5,000 plus store managers employed as of that date, as well as other eligible employees.

Sale of Computer City, Inc.

On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. In the third quarter of 1998, Tandy received approximately $75.0 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The amount of cash to be retained was subject to adjustment and in the fourth quarter of 1998 the amount of cash consideration was reduced to $36.5 million. Tandy recognized a loss of $73.2 million in the second quarter of 1998, a loss of
$30.0 million in the third quarter of 1998 and a loss of $5.0 million in the fourth quarter of 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy. Although no significant additional provisions are expected in 1999 relating to the sale of Computer City, unexpected contractual requirements associated with the sale, among other factors, could result in additional charges.

Net Interest Expense

Net interest expense for the three and nine months ended September 30, 1999 was $3.8 million and $12.6 million versus $9.0 million and $27.9 million for the comparable three and nine months in 1998. Interest expense decreased $3.0 million and $7.2 million for the three and nine months ended September 30, 1999 versus the three and nine months ended September 30, 1998, due, in part, because Tandy no longer incurs interest expense on Computer City capital lease obligations since the sale of this subsidiary. Also, Tandy reduced its average short-term debt outstanding during the three and nine months ending September 30, 1999 when compared to the same periods in the prior year. Interest income increased $2.2 million and $8.1 million for the three and nine months ended September 30, 1999, respectively, compared to the same prior year periods, due primarily to interest from the CompUSA note receivable. Net interest expense is expected to increase slightly during the remainder of 1999, when compared to the prior year.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year, as evaluated at the end of each quarter. The effective tax rates for the third quarter of 1999 and 1998 were 39.0% and 37.9%, respectively. The increase in the effective tax rate over the prior year is due primarily to an increase in the effective state tax rate, which results from a higher percentage of income being earned in states with higher tax rates.

Cash Flow and Financial Condition

Cash flow provided by operating activities approximated $189.3 million in the nine month period ended September 30, 1999 compared to $121.2 million in the prior year. This change was due in part to a $28.3 million increase in net income after adjustments for non-cash items in the first nine months of 1999, compared to the first nine months of 1998. The increase in cash flow from operating activities for the first nine months of 1999 was also positively affected by changes in working capital, which increased cash flow by $39.8 million over the prior year period.

Investing activities used $92.6 million in cash flow in the nine months ended September 30, 1999, compared to a $32.2 million use during the same period of the prior year. Investing activities for the nine months ended September 30, 1999 included capital expenditures totaling $71.2 million, primarily for retail expansion and upgrade of information systems. Additionally, Tandy made a $20.0 million investment in NorthPoint Communications, Inc. ("NorthPoint") in April 1999 (see "Recent Events" for further information). Management anticipates that capital expenditure requirements will approximate $30.0 million to $40.0 million for the remainder of 1999, primarily to support RadioShack future store expansions and refurbishments, and to update additional information systems.

Cash used by financing activities for the nine months ended September 30, 1999 was $106.9 million, compared to $147.5 million in the previous year. Purchases of treasury stock required $245.6 million for the nine months ended September 30, 1999, compared to $185.1 million during the same period of 1998. The current year's stock repurchases were partially offset by $57.4 million received from stock option exercises and the sale of treasury stock to employee stock plans. Medium-term notes issued by Tandy under its 1997 Debt Shelf Registration provided approximately $100.6 million in cash flow for the nine months ended September 30, 1999. Dividends used $32.3 million of cash for the nine months ended September 30, 1999, compared to a $33.8 million usage in the same period of the prior year. On October 25, 1999, Tandy announced a 10% increase in the quarterly dividend from $0.05 per share to $0.055 per share for shareholders of record on January 3, 2000, with payment scheduled for January 19, 2000.

Total debt as a percentage of total capitalization was 39.8% at September 30, 1999, compared to 35.6% at December 31, 1998 and 36.6% at September 30, 1998. This increase was due primarily to a decrease in equity caused by Tandy's share repurchases in 1999. Long-term debt as a percentage of total capitalization was 22.3% at September 30, 1999, compared to 17.9% at December 31, 1998 and 16.6% at September 30, 1998.

In March 1997, Tandy announced its Board of Directors had authorized management to purchase up to 20.0 million additional shares of its common stock through its existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of its stock. This increase brought the total authorization to 60.0 million shares, of which approximately
54.5 million shares, totaling $835.8 million, had been purchased as of September 30, 1999. During the quarter ended September 30, 1999, Tandy repurchased approximately 0.6 million shares for $29.0 million under the program and for the nine months ended September 30, 1999, Tandy repurchased 2.6 million shares totaling $90.0 million under the program. Additionally, on October 26, 1998, Tandy announced its Board of Directors had authorized the repurchase of up to
10.0 million shares of Tandy common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans. As of September 30, 1999, Tandy had purchased approximately 5.5 million shares for $176.1 million under this program, which included the repurchase of approximately 1.5 million shares and 2.7 million shares for $69.1 million and $112.3 million during the third quarter and nine months ended September 30, 1999, respectively. Purchases will continue to be made from time to time in the open market and it is expected that funding of these programs will come primarily from operating cash flow and existing funding sources.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to 2.0 million put options on Tandy common stock. Such options grant the purchaser the right to sell shares of Tandy's common stock to Tandy at specified prices upon exercise of the options. These put options are exercisable only at maturity and can be settled in cash at Tandy's option, in lieu of repurchasing the stock. The issued put options have a maturity of six months. Tandy has sold approximately 1.2 million options since the inception of the program and 0.6 million options remained outstanding at September 30, 1999. The options expire on various dates through March 2000. At September 30, 1999, the full redemption value of the options  was  classified  as  common  stock  put  options  in  the  accompanying
Consolidated Balance Sheet. The related offset was recorded in common stock in treasury, net of premiums received. Put options will continue to be sold from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, Tandy's liquidity and other considerations.

In May 1997, Tandy filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the S.E.C., which was declared effective in August 1997. In August 1997, Tandy issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, Tandy issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million, $37.0 million and $32.0 million of medium-term notes were issued in January 1999, August 1999 and September 1999, respectively, completing the remaining 1997 Shelf Registration. Tandy's medium and long-term notes outstanding at September 30, 1999 under the 1991 and 1997 shelf registrations totaled $301.0, compared to $200.0 million outstanding at September 30, 1998. The interest rates at September 30, 1999 for the outstanding $151.0 million in medium-term notes ranged from 6.09% to 7.35% with a weighted average coupon rate of 6.6%.

Inventory

Inventory at September 30, 1999 remained consistent with September 30, 1998. Increases in personal computers and, to a lesser extent, direct-to-home satellite systems and wireless telephones offset decreases in residential telephones and speakers. Inventory at September 30, 1999 increased $66.4 million or 7.3% since December 31, 1998, due primarily to new store additions as well as normal seasonal fluctuations. These seasonal increases were offset by an inventory decrease in residential telephones.

Accounts Receivable

Total accounts receivable at September 30, 1999 increased $29.5 million or 13.7% since December 31, 1998 and increased $78.2 million or 47.0% since September 30, 1998. The increase in accounts receivable since December 31, 1998 was due primarily to the acquisition of AmeriLink Corporation (see "Recent Events" below). The increase since September 30, 1998 was due primarily to an increase in RadioShack's accounts receivable relating to residuals and brand name vendor support and, to a lesser extent, the AmeriLink acquisition. Residuals are recurring revenue from wireless telephone carriers and from long distance, digital satellite service and pager activation providers. Residual receivables from these providers increased since September 30, 1998, due to strong sales of direct-to-home satellite systems and wireless communications.

Accrual for 1996 Business Restructuring

In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry. See Tandy's 1998 Annual Report for a discussion of the 1996 restructuring reserve transactions. The following schedule is an analysis of additional reserves and amounts charged against the reserve during the nine months ended September 30, 1999. Real estate obligations shown below primarily represent estimated amounts to be incurred in terminating remaining leases.

                                                          Charges
                                   Balance   Additional    1/1/99-     Balance
(In millions)                     12/31/98    Reserves     9/30/99    9/30/99
 -----------                      --------    --------    --------    --------
Real estate obligations           $   19.4        --          (5.2)   $   14.2
Other                                  0.8        --          (0.2)        0.6
                                  --------    --------    --------    --------
                                  $   20.2        --          (5.4)   $   14.8
                                  ========    ========    ========    ========

Although no significant additional provisions are expected in 1999 relating to the 1996 restructuring, unexpected defaults by sub-tenants, among other factors, could result in additional charges.

Changes in Stockholders' Equity
                                                          Outstanding
(In millions)                                            Common Shares   Dollars
 -----------                                             -------------  --------
Balance at December 31, 1998                                  97.4    $  848.2
Sale of treasury stock to employee stock plans                 0.4        30.2
Purchases of treasury stock                                   (4.7)     (237.6)
Common stock put options                                      --         (31.7)
Expired common stock put options                              --          13.3
Exercise of stock options and grant of stock awards            1.7        45.2
Purchase of AmeriLink                                          1.8        69.2
Repurchase of preferred stock                                 --         (10.8)
Preferred stock dividends, net of tax                         --          (2.7)
TESOP and restricted stock deferred compensation earned       --           8.7
Common stock dividends                                        --         (29.5)
Unrealized loss on NorthPoint Communications, net of tax      --          (3.0)
Two-for-one split of common stock                             96.6        (0.5)
Net income                                                    --         177.3
                                                          ========    ========
Balance at September 30, 1999                                193.2    $  876.3
                                                          ========    ========

On July 24, 1999, the Board of Directors adopted an Amended and Restated Rights Agreement in an effort to obtain fair value for Tandy shareholders in the event of a takeover. The Amended and Restated Rights Agreement extends the term of the existing rights plan for ten years, increases the purchase price of the rights, removes the delayed amendment and delayed redemption provisions and makes other modifications, including adjusting the redemption price from $0.05 per right to $0.01 per right.


Recent Events

On November 11, 1999, Tandy announced On November 11, 1999, Tandy Corporation announced a five-year strategic alliance with Microsoft Corporation. As part of the alliance, Microsoft and RadioShack will establish a Microsoft "store-within-a-store" concept in as many as 7,000 RadioShack locations nationwide. This "store-within-a-store" will allow customers to view demonstrations and subscribe to MSN(TM) dial-up or broadband Internet access as well as view a broad range of existing and future products, solutions and services based on Microsoft(R) technologies. Additionally, Microsoft will make a $100.0 million equity investment in Tandy's RadioShack.com subsidiary and will also provide the RadioShack.com website premier placement across all of the MSN network and its properties, including the newly launched MSN eShop online shopping service. Management anticipates that this alliance will accelerate the adoption rate by consumers of narrowband and broadband Internet access and will help build the potential of RadioShack.com's e-commerce site.

On July 30, 1999, Tandy acquired AmeriLink in an all stock transaction valued at approximately $75.0 million. Tandy exchanged approximately 1.8 million shares of Tandy common stock for all of the outstanding common stock of AmeriLink. AmeriLink designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. AmeriLink, through its 43 regional offices across the United States, will continue to provide these services to outside parties as well as to RadioShack. The transaction was accounted for under the purchase method in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, which resulted in $50.0 million of goodwill being recorded at September 30, 1999. Goodwill will be amortized over 20 years.

On April 21, 1999, Tandy announced it had entered into a strategic agreement with NorthPoint Communications, a provider of Digital Subscriber Line ("DSL") technology. DSL technology transports data at guaranteed speeds up to 25 times faster than common dial-up modems, allowing for high-speed Internet access and other data-intensive applications. Management anticipates this alliance will accelerate the adoption rate of these services at an affordable price to the mass market. Additionally, NorthPoint will provide RadioShack with DSL services for consumer display purposes in many of its retail stores, as well as for internal use. NorthPoint currently operates in 25 markets in the U.S. and expects to expand its service territory to 28 markets by the end of 1999.

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

Additionally, in September 1999 Tandy launched its RadioShack.com website, which currently offers approximately 22,000 products. Another 8,000 products will be available by January 2000 and management anticipates that the RadioShack.com website will offer over 75,000 unique products by mid-2000. Among other features, consumers will have the ability to obtain answers to frequently asked questions on consumer electronics, download service and instruction manuals for products sold by RadioShack, check availability of products ordered and pay for purchases online. Additionally, online customers can purchase, return or exchange products available on the RadioShack website at their local RadioShack store. Enhancements will continue to be made with the ultimate goal of becoming a premier destination site for consumer electronics information, answers and solutions as well as to be a major search engine for batteries.

Year 2000 Readiness Disclosure

Tandy's management recognizes the importance of taking necessary action in order that its operations and relationships with key vendors, service providers, customers and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems required modifications in order for these systems to be ready for the year 2000. All statements made and referred to here are Year 2000 Readiness Disclosures under the "Year 2000 Information and Readiness Disclosure Act."

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

Since beginning the project in 1995, Tandy has completed identifying and assessing 100% of its internal mid-range and mainframe IT applications, data communication and telecommunication systems, servers and most of its personal computer hardware for year 2000 readiness. As of September 30, 1999, remediation and unit testing was 99% complete for mid-range and mainframe applications. Unit testing determines the accuracy of the programming changes to the code. For data communication systems, telecommunication systems and servers, verification of year 2000 readiness was approximately 99%, 98% and 100% complete as of September 30, 1999, respectively, with verification expected to be 100% complete by November 30, 1999.

Testing, which may consist of documented readiness reviews, to validate that all of Tandy's mission critical systems will interface and operate effectively to process data containing dates subsequent to January 1, 2000 is expected to be completed prior to the end of 1999. New third-party software systems, including financial systems, point-of-sale and manufacturing were implemented during 1999. The vendors of these third-party software packages have stated that they are year 2000 ready; however, Tandy continues to conduct its own testing which will be completed by year end.

With respect to non-IT system issues, Tandy has identified and assessed its significant building and process and production control systems for any year 2000 issues relating to the operations of its facilities. Identification and assessment of security access, building control systems and elevators in the buildings which serve as Tandy's corporate headquarters have been completed. At September 30, 1999, approximately 99% of the systems have either been certified by the vendor or manufacturer or determined by other evaluation methods to be year 2000 ready. Tandy has also identified and assessed non-IT year 2000 issues at its remote locations, such as its distribution centers, manufacturing plants, and administrative offices, and has taken appropriate action to ensure year 2000 readiness. All of Tandy's significant non-IT systems are expected to be year 2000 ready or appropriate workarounds and contingency plans in place prior to the end of 1999.

Although unforeseen circumstances may arise, Tandy expects its few remaining remediation efforts to be completed prior to the end of 1999. Tandy will continue communicating with its key suppliers, utilities, financial institutions, customers and others throughout the remainder of 1999 to determine and monitor their state of year 2000 readiness, to coordinate year 2000 conversions where appropriate and to determine the extent to which Tandy's interface systems are vulnerable.

Costs: In management's opinion, the financial impact of being year 2000 ready is not expected to be material to Tandy's consolidated financial position, results of operations or cash flows. Management anticipates that total expenditures associated with the year 2000 internal modifications will range from $11.0 million to $13.0 million, which has been and will continue to be funded from operating cash flow. As of September 30, 1999, approximately $9.4 million representing internal payroll and related benefits, depreciation expense, machine time and incentive bonuses, among other costs, has been spent on these internal modifications. An additional $1.1 million has been paid to external parties for consulting and professional fees. As required by generally accepted accounting principles, all of these costs are expensed as incurred. Combined, internal and external costs related to the year 2000 project account for approximately 5.0% to 7.0% of Tandy's annual IT budget. Additionally, Tandy has purchased and installed third party financial software packages and related hardware totaling approximately $25.0 million in light of the year 2000 issue. These purchases are in addition to other capital investments made in the normal course of business for certain third party software systems and applications which address the ongoing retail and operational needs of Tandy.

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

Tandy has catalogued and identified RadioShack branded products it has sold since 1993 which have a time and/or date function. A listing of these products and their functionality subsequent to January 1, 2000, if known to RadioShack through its evaluation, is available at the web site: www.RadioShack.com. Since the fourth quarter of 1996, RadioShack has required from its vendors correct date manipulation for any new RadioShack products with date and time functions that are cognizant of the year, and has adopted related testing and evaluation procedures. Tandy has considered the implications of possible year 2000-related claims regarding products it has manufactured or sold, or is currently manufacturing or selling. However, the outcomes of any year 2000 claims and the impact of such claims cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by legal systems in the United States and worldwide.

Tandy has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, Tandy has relied upon the information provided by financial institutions, the Federal Reserve, major utility companies and national telecommunications providers that they are year 2000 ready. The lack of such services could have a material effect on Tandy's ability to operate, but Tandy has little, if any, ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

Contingency Plans: In order to develop, document and prioritize year 2000 contingency plans, Tandy has identified its critical applications to be its merchandising and inventory systems, which include purchasing, receiving and distribution and store replenishment and its point-of-sale store operating system, as well as its financial systems, which include payroll, accounts payable and receivable, banking and other financial applications.

Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, Tandy will resort to temporary manual processing for recording sales, ordering product and replenishing its retail stores, which is not expected to have a material adverse impact on its operations in the short-term. Tandy's 11 distribution centers are located in various geographic areas of the United States. Should one or more of these distribution centers fail to operate due to regional power outages or other unforeseen circumstances, Tandy's other distribution centers which may be operating could replenish stores typically serviced by those distribution centers for a relatively short period of time. Formal documented contingency plans to deal with these and other scenarios, together with millennium transition and event management plans, have been written and are in place for all core segments of the Company. These will be reviewed and revised for changed circumstances such as personnel changes by December 15, 1999. No single internal or third party supplier accounts for a material portion of Tandy's sales and operating revenues. As such, management has determined that a formal list of alternative suppliers is not needed.

Tandy is finalizing its contingency plans for the movement of funds among its major banks, should one or more banks or one or more funds transfer systems fail to operate in January 2000. These plans include payroll and vendor commitments as well as the ability to collect and transfer cash receipts from retail store operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 1999. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precedes such exhibits.

        b) Reports on Form 8-K.

          On August 6, 1999, the Company updated its June 30, 1999 financial statements for the purpose of selling its medium-term notes. The Form 8-K was filed on August 6, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Tandy Corporation
                                                      (Registrant)







Date:  November 12, 1999                  By   /s/       Richard L. Ramsey
                                               --------------------------------
                                                         Richard L. Ramsey
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)






Date:  November 12, 1999                       /s/       Dwain H. Hughes
                                            --------------------------------
                                                         Dwain H. Hughes
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)


                                TANDY CORPORATION
                                INDEX TO EXHIBITS

Exhibit                                                                            Sequential
Number         Description                                                          Page No.

3a(i)          Restated  Certificate of Incorporation of Tandy Corporation dated
               July 26, 1999 (filed as Exhibit 3a(i) to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

3a(ii) Certificate of Elimination of Series C Conversion Preferred Stock of Tandy Corporation dated July 26, 1999 (filed as Exhibit 3a(ii) to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

3a(iii)        Amended  Certificate of  Designations,  Preferences and Rights of
               Series  A   Junior   Participating   Preferred   Stock  of  Tandy
               Corporation  dated July 26,  1999  (filed as  Exhibit  3a(iii) to
               Tandy's  Form 10-Q  filed on  August  11,  1999 and  incorporated herein by reference).

3b Tandy Corporation Bylaws, restated as of December 16, 1998 (filed as Exhibit 3b to Tandy's Form 10-K filed on March 29, 1998 and incorporated herein by reference).

4a             Amended and Restated Rights Agreement dated as of July 26, 1999 .
               (filed as  Exhibit  4a to  Tandy's  Form 10-Q filed on August 11,
               1999 and incorporated herein by reference).

4b Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender,
               Citibank, N.A., as Syndication Agent and Lender,  Bank of America
               National Trust & Savings Association, as Documentation  Agent and
               Lender, BankBoston, N.A., Co-Agent  and  Lender,  The Bank of New
               York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4b to Tandy's Form 10-Q filed on August 13, 1998 and incorporated herein by reference).

4c First Amendment to Revolving Credit Agreement (Facility A) dated as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as
               Agent and Lender, Citibank, N.A. as Syndication Agent and Lender,
               The Bank  of New York, as  Documentation Agent,  and  BankBoston,
               N.A.,  First Union National Bank,  Fleet  National  Bank  and The
               First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the Revolving Credit Agreement (Facility A) dated as of June 25,1998
               (filed as  Exhibit  4c  to Tandy's Form 10-Q filed on August  11,
               1999 and incorporated herein by reference).

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

4e First Amendment to Revolving Credit Agreement (Facility B) dated as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as
               Agent and Lender, Citibank, N.A. as Syndication Agent and Lender,
               The  Bank of New York,  as  Documentation  Agent, and BankBoston,
               N.A.,  First Union  National  Bank,  Fleet National Bank  and The
               First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the Revolving Credit Agreement (Facility B) dated as of June 25,1998
               (filed  as Exhibit  4e to  Tandy's  Form 10-Q filed on August 11,
               1999 and incorporated herein by reference).

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

10f* Tandy Corporation 1993 Incentive Stock Plan as amended and restated on February 24, 1998 (filed as Exhibit 10f to Tandy's
               Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10g* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10h*           Third Restated Trust Agreement Tandy Employees Supplemental Stock
               Program through Amendment No. VI dated August 31, 1999.                22

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

10m* Tandy Corporation 1997 Incentive Stock Plan as amended and restated February 24, 1998 (filed as Exhibit 10m to Tandy's Form
               10-Q filed on August 11, 1999 and incorporated herein by reference).

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

10q*           Tandy Corporation Executive Deferred Compensation Plan, effective
               April 1, 1998, (filed as Exhibit 10w to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10r*           Tandy Corporation  Executive Deferred Stock Plan, effective April
               1,  1998,  (filed as Exhibit  10x to  Tandy's  Form 10-K filed on
               March 26, 1998 and incorporated herein by reference).

10s* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to Tandy's Form 10-Q filed on May 13, 1998 and incorporated herein by reference).

10t*           Form of  Executive  Pay Plan  Letters  (filed as  Exhibit  10b to
               Tandy's Form 10-K filed on March 29, 1999 and incorporated herein by reference).

10u*           Severance  Agreement  dated  October 23, 1998 between  Leonard H.
               Roberts  and Tandy  Corporation  (filed as Exhibit 10z to Tandy's
               Form 10-K filed on March 29, 1999 and incorporated herein by reference).

10v*           Tandy  Corporation   Unfunded  Deferred   Compensation  Plan  for
               Directors as amended and restated  June 1, 1999 (filed as Exhibit
               10x  to  Tandy's   Form  10-Q  filed  on  August  11,   1999  and
               incorporated herein by reference).

10w*           Tandy  Corporation  1999 Incentive  Stock Plan dated February 24,
               1999 (filed as Exhibit  10y to Tandy's  Form 10-Q filed on August
               11, 1999 and incorporated herein by reference).

11             Statement of Computation of Ratios of Earnings to Fixed Charges.       41

27             Financial Data Schedule.
-----------------------

* Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement."

                                                                     EXHIBIT 10h

                                 THIRD RESTATED
                                 TRUST AGREEMENT
                                 TANDY EMPLOYEES
                           SUPPLEMENTAL STOCK PROGRAM
                              DATED AUGUST 31, 1999
                             (THROUGH AMENDMENT VI)


Agreement made as of this 31st day of August, 1999, between Tandy Corporation, a corporation organized and existing under the laws of the state of Delaware, with its principal place of business as Fort Worth, Tarrant County, Texas, hereafter called "Tandy" or the "Company" and the entity or one or more of the individuals named on Annex "A" hereto, hereafter collectively called "Trustee";

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

        I. PAYMENT TO MINORS AND OTHERS: Whenever a Participant or any person entitled to Tandy Stock or payments under the Program shall be a minor or under other legal disability or in the sole judgment of the Committee shall otherwise be unable to apply such Tandy Stock or payments to his or her own best interest and advantage (as in the case of illness, whether mental or physical, or where the person not under legal disability is unable to preserve his or her estate for his or her own best interest), the Committee may in the exercise of its discretion direct all or any portion of such Tandy Stock or payments to be made in any one or more of the following ways unless claims shall have been made therefor by an existing and duly appointed guardian, conservator, committee or other duly appointed legal representative, in which event delivery or payment shall be made to such representative:

(1) directly to such Participant or person unless such person shall be an infant or shall have been legally adjudicated incompetent at the time of delivery or payment;

(2) to the spouse, child, parent or other blood relative to be expended on behalf of the Participant or person entitled or on behalf of those dependents as to whom the Participant or person entitled has the duty of support;

(3) to a recognized charity or governmental institution to be expended for the benefit of the Participant or person entitled or for the benefit of those dependents as to whom the Participant or person entitled has the duty of support; or

               (4) to any other institution, approved by the Committee, to be expended for the benefit of the Participant or person entitled or for the benefit of those dependents as to whom the Participant or person entitled has the duty of support.

        The decision of the Committee will, in each case, be final and binding upon all Participants or persons and the Committee shall not be obliged to see to the proper application or expenditure of any payments so made. Any delivery or payment made pursuant to the power herein conferred upon the Committee shall operate as a complete discharge of the obligations of Tandy, the Trustee and of the Committee.

        If the Committee has any doubt as to the proper Participant, Beneficiary or person to receive deliveries or payments hereunder, the Committee may direct the Trustee to bring a suit for interpleader in any appropriate court, pay any amounts due into court, and the Trustee and/or Committee shall have the right to recover its reasonable attorney's fees from such proceeds so paid or to be paid. Any delivery or payment made by the Committee, in good faith and in accordance with this Plan, shall fully discharge Tandy, the Committee and the Trustee from all further obligations with respect to such deliveries or payments.

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

        E. FEES AND EXPENSES OF THE TRUSTEE: The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon in writing by Tandy and the Trustee; however individual Trustees, who are employees of Tandy, shall receive no compensation for serving as Trustee. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees, incurred by it in the administration of the Trust Fund, except as hereinafter provided. Such compensation and expenses incurred shall be paid by Tandy, but until paid shall constitute a charge upon the Trust Fund; provided, however, that Tandy shall have no obligation to pay such compensation and expenses, including counsel fees, as are charged to the accounts of Participants by a court of competent jurisdiction in any litigation in which the Program or any of its fiduciaries are a party. All costs and expenses incurred in connection with the purchase, sale and transfer of Tandy Stock or securities, and all taxes of any and all kinds whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund, or the income thereof shall be paid by the Trustee from the Trust Fund.

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

        H. REMOVAL AND RESIGNATION; SUCCESSOR TRUSTEE: The Trustee may be removed by Tandy at any time upon thirty (30) days notice in writing to Trustee and the Committee. The Trustee may resign at any time upon thirty (30) days' notice in writing to Tandy and to the Committee. Upon such removal or resignation of the Trustee, Tandy shall appoint a successor trustee, which shall be either one or more individuals who may or may not be employees of Tandy or a bank or trust company having combined capital and surplus of not less than twenty-five million dollars ($25,000,000), and such individual(s) or bank, as the case may be, shall have the same powers and duties conferred upon the Trustee hereunder. Upon acceptance of such appointment by the successor trustee, the Trustee shall assign, transfer and pay over to such successor trustee the funds and properties then constituting the Trust Fund. The Trustee is authorized, however, to reserve such sum of money, as it may deem advisable for payment of its fees and expenses in connection with the settlement of its account or otherwise and any balance of such reserve remaining after the payment of such fees and expenses shall be paid over to the successor trustee.

        I. IMMUNITY FROM LIABILITY: No individual Trustee shall incur any liability for any action or failure to act, excepting liability for his or her own gross negligence or willful misconduct. Tandy shall indemnify each individual Trustee against any and all claims, losses, damages, expenses and liabilities, including any amounts paid in settlement with the Trustee's approval, arising from any action or failure to act, except when the same is judicially determined to be due to the gross negligence or willful misconduct of such individual Trustee. Each individual Trustee may, at his or her discretion, require the written approval or disapproval of Tandy prior to taking action in any particular matter made the subject of his or her responsibility hereunder.

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

                                        V

                                INVESTMENT OPTION

        A.     RATE OF PAYROLL DEDUCTION.

               (1) After receipt of a payroll deduction form by the Program Administration office, Participants shall have Employee Payroll Deductions withheld at the rate of 1%, 2%, 3%, 4%, 5%, 6%, 7% or 8% of Earnings, in excess of the maximum amount of Earnings needed to reach one of the contribution limits to the Tandy Fund, formerly DIP, as set out in the Internal Revenue Code of 1986. Participation in the Program is for the remainder of the Tandy Fund Plan Year.

              (2) Participants shall designate their participation and desire to participate through payroll deductions by means of a signed payroll deduction authorization form. The initial authorization shall continue in effect, notwithstanding any change in Participant's Earnings, until the Participant becomes ineligible for the Program. Deductions made subject to such authorization are called "Employee Payroll Deductions".

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

                                        X

                            WITHDRAWALS AND PAYMENTS

        A.     WITHDRAWALS.

               1. During employment the Program provides for up to the full withdrawal of a Participant's account upon receipt of a written request and Notice of Financial Hardship including all supporting documentation at the Program Administration office (500 One Tandy Center, Fort Worth, Texas 76102) prior to Program participation termination. A Financial Hardship withdrawal can only be made if the withdrawal is to satisfy an immediate and heavy financial need of the employee and is necessary to meet such financial need and where other sources of payment are not reasonably available to the Participant. A withdrawal will be deemed to be necessary as a Financial Hardship withdrawal if all of the following requirements are met: (1) the withdrawal is not in excess of the amount needed to satisfy the Financial Hardship plus any amounts necessary to pay any federal, state or local taxes or penalties reasonably anticipated to result from such payment; (2) the Participant has obtained the distribution, if any, available to the Participant under the Program as provided in X A. 2. below; and (3) the Participant has obtained all distributions, under all plans of the Company except for hardship distributions from the Participant's Deferred Salary Account in the Tandy Fund, formerly the Tandy Employees Deferred Salary and Investment Plan, and the ESOP account in the Tandy Fund, formerly the Tandy Employees Stock Ownership Plan.

               2. During employment, the Program additionally provides for up to the full withdrawal of Tandy Stock held in a Participant's account for at least three (3) full Tandy Fund Plan Years as of the March 31st immediately preceding the receipt of a written notice of inservice withdrawal at the Program Administration Office.

               3. The Program also provides for the full withdrawal of a Participant's account upon receipt of a written Notice of Withdrawal at the Program Administration Office upon the Participant's (a) death or (b) termination of Employment, either voluntarily, involuntarily or by retirement at age 65 or older.

        B.     PAYMENT IN CASH OR TANDY STOCK.

               1. The Participant will be paid in Tandy Stock if the Participant delivers: (i) a written Notice of Withdrawal to the Program Administration office; (ii) a written notice of inservice withdrawal to the Program
Administration Office; or (iii) if the Company's records indicate that one of the above two events of withdrawal (as defined in X. A. 3.) has occurred. All Financial Hardship withdrawals will be paid in cash as provided for below.

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

        C. DETERMINATION OF AMOUNT OF PAYMENT. The amount of payment in Tandy Stock will be determined by the number of shares credited to a Participant's account:

               1. at the end of the calendar quarter preceding the receipt of the written Notice of Withdrawal by the Program Administration office; or

               2. in the absence of receipt by the Program Administration office of a Notice of Withdrawal from the Participant, Alternate Payee(s), or the Participant's Beneficiary, at the end of the calendar quarter preceding the month in which one of the two withdrawal events (as defined in X. A. 3.) is recorded in the records of the Program Administration office, regardless of the month in which such event occurred.

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

        D. DETERMINATION OF AMOUNT OF PAYMENT-INSERVICE WITHDRAWAL. The amount of payment in Tandy Stock will be determined by the number of shares subject to the inservice withdrawal and which have been credited to a Participant's account for at least three (3) full Tandy Fund Plan Years as of the March 31st immediately preceding the receipt of the written notice of inservice withdrawal by the Program Administration Office.

        E. REENTERING THE PROGRAM. In the event of a Financial Hardship withdrawal under this Program a Participant may not renew participation for a period of twelve (12) months from the date of distribution of the withdrawal. In the event of a inservice withdrawal under the Program, the Participant may continue participation in the Program.

        F. RECIPIENT OF DISTRIBUTION. All withdrawal distributions will be made to the Participant except withdrawal distributions resulting from death or divorce of the Participant. In the event of death, (and in the event of
Participant's death prior to his receipt of the payment of an inservice withdrawal), payment will be made to the Beneficiary designated by the Participant or as otherwise provided by the Program and the Participant's Beneficiary may act in behalf of the Participant. In the event of a Participant's divorce, a certified copy of the divorce decree or Qualified Domestic Relations Order (collectively referred to hereinafter as "Court Order") must be submitted to the Program Administration office together with any other identifying information as required by the Program Administration office. The Participant's account will then be divided as specifically ordered in the Court Order and the shares awarded to the Alternate Payee(s) will be withdrawn. Distribution to the Participant, the Alternate Payee(s), or Beneficiary shall be made as soon as practicable after the event permitting withdrawal.

        G. SUSPENSION FROM THE PROGRAM. In the event of a Participant's withdrawal from the Tandy Fund, formerly DIP, the Participant will be suspended from participation in the Program as set out below:

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

               5. Following the completion of a Tender Offer, the Committee may direct the substitution of new "qualified employer securities" as such term is defined in Internal Revenue Code Section 409(1) for Tandy Stock or for the proceeds of any disposition of Tandy Stock to the extent provided in the Program; provided, however, that any such substitute employer securities must be publicly traded securities. In lieu of the substitution of new qualified employer securities, the Committee may direct that the Trust Fund be invested in other securities, properties or investment vehicles. Pending the reinvestment of any disposition of Tandy Stock, the Trust Fund may be invested in such securities, property or investment vehicles as the Committee may from time to time direct; provided, however, in the absence of any direction from the Committee, the Trustee may invest the cash proceeds in short-term securities issued by the United States of America or any agency or instrumentality thereof or any other investment of a short-term nature, including corporate obligations or participations therein and collective or common investment funds.

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

           "Earnings" means the amount which an employee is receiving as salary or wages from the Company, including (a) payments for overtime, vacation pay, night shift bonus, and any cost of living adjustment, including incentive compensation, other variable compensation or bonus, but excluding (b) living allowance, retainers, any special payments made for service performed outside his or her regular duties or any other special payments, (c) except to the extent that the inclusion of item in (b) above is specifically approved by the Chief Executive Officer of Tandy or by such employee or employees of the Company as he may authorize in writing. Commissions shall be included as Earnings only to the extent determined by the Chief Executive Officer of Tandy or by such employee or employees of the Company as he may authorize in writing. Earnings shall not include Company Contributions or distributions to or from the Program or Company Contributions or distributions to or from the Tandy Stock Plan, nor shall earnings include (x) any compensation deferred under the Tandy Corporation Executive Deferred Compensation Plan, the Tandy Corporation Executive Deferred Stock Plan, or any nonqualified agreements between the Company or any Employee which provides for the deferral of compensation (collectively, the "Deferred Compensation Plans"), (y) any Tandy contributions made under the Deferred
Compensation Plans and (z) any distribution or payments under the Deferred Compensation Plans.

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

        "Trustee" is defined as the entity or individuals listed on Annex A.

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

               2. The individuals who, as of August 22, 1990 are members of the Board (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by Tandy's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of the Program, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

               3.     Approval by stockholders of Tandy of:

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


Attest (SEAL)                                 TANDY CORPORATION



_____________________________                 By______________________________
Assistant Secretary                           Richard L. Ramsey
                                              Vice President and Controller


                                              TRUSTEE



                                              --------------------------------
                                              Mark A. Barfield



                                              --------------------------------
                                              Mark C. Hill



                                              --------------------------------
                                              Dwain H. Hughes

                                    Annex "A"

                               Individual Trustees

                                Mark A. Barfield

                                  Mark C. Hill

                                 Dwain H. Hughes

                                                                                     EXHIBIT 11
                                               TANDY CORPORATION

                        STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                        AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------------------------------
(In millions, except ratios)                            1999        1998        1999         1998
 --------------------------                           --------    --------    --------    --------
Ratio of Earnings to Fixed Charges:

Net income (loss)                                     $   59.8    $   (4.1)   $  177.3    $   12.9
Plus provision (benefit) for income taxes                 38.3        (2.5)      113.4         8.1
                                                      --------    --------    --------    --------
Income (loss) before income taxes                         98.1        (6.6)      290.7        21.0
                                                      --------    --------    --------    --------

Fixed charges:

Interest expense and amortization of debt discount         8.5        11.5        26.4        33.6
Amortization of issuance expense                           0.2         0.1         0.6         0.5
Appropriate portion (33 1/3%) of rentals                  17.2        18.0        50.9        55.2
                                                      --------    --------    --------    --------
    Total fixed charges                                   25.9        29.6        77.9        89.3
                                                      --------    --------    --------    --------

Earnings before income taxes and fixed charges        $  124.0    $   23.0    $  368.6    $  110.3
                                                      ========    ========    ========    ========

Ratio of earnings to fixed charges                        4.79        0.78        4.73        1.24
                                                      ========    ========    ========    ========

Ratio of Earnings to Fixed Charges and Preferred
 Dividends:

Total fixed charges, as above                         $   25.9    $   29.6    $   77.9    $   89.3
Preferred dividends                                        1.4         1.5         4.2         4.4
                                                      --------    --------  ----------    --------
Total fixed charges and preferred dividends           $   27.3    $   31.1    $   82.1    $   93.7
                                                      ========    ========  ==========    ========

Earnings before income taxes and fixed charges        $  124.0    $   23.0    $  368.6    $  110.3
                                                      ========    ========  ==========    ========

Ratio of earnings to fixed charges and preferred
 dividends                                                4.54       0.74       4.49          1.18
                                                      ========    ========  ==========    ========