Form 10-K
period 1999-12-31
TANDY CORP /DE/
filed 2000-03-24
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934( NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 21, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,576,164,809 based on the New York Stock Exchange closing price.

As of March 21, 2000, there were 186,872,515 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
               The Index to Exhibits is on Sequential Page No. 56.
                                 Total Pages 79.

PART I

ITEM 1. BUSINESS.

GENERAL
Tandy Corporation, a Delaware corporation, was incorporated in 1967 ("Tandy" or the "Company"). Tandy primarily engages in the retail sale of consumer electronics through the RadioShack(R) store chain. Sales derived outside of the United States are not material.

RadioShack. At December 31, 1999, RadioShack operated 5,087 company-owned stores located throughout the United States. These stores average approximately 2,300 square feet in gross area and are located in major malls and strip centers, as well as individual store fronts. RadioShack had, on the same date, a network of 2,099 dealer/franchise stores. These stores provide RadioShack products to smaller communities. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products. This network included 58 international dealers at December 31, 1999.

The company-owned RadioShack stores carry a broad assortment of both private label and third party products, including electronic parts and accessories, cellular, PCS and conventional telephones, audio and video equipment, digital satellite systems, personal computers and related products, as well as specialized products such as scanners and weather radios. RadioShack also provides consumers access to third party services such as cellular phone, PCS and pager activation, direct satellite programming, Internet access and prepaid wireless airtime.

RadioShack.com, LLC. In October 1999, Tandy launched its RadioShack.com website to increase its online and store level retail sales. As of March 1, 2000, there were over 20,000 products on the website. Online customers can purchase, return or exchange products available on the RadioShack website at their local RadioShack stores and participating dealer/franchise outlets.

Strategic Alliances. Tandy has formed strategic alliances with well-recognized partners. Through its telecommunications alliances with Sprint Communications Company and Sprint PCS ("Sprint"), RadioShack customers have access to wireless and residential telephones and related telephony products and services at the "Sprint Store at RadioShack." Compaq Computer Corporation ("Compaq") is the sole supplier of personal computers sold through RadioShack retail outlets and DIRECTV provides direct-to-home satellite programming. On May 13, 1999, Tandy entered into a multi-year retail sales and service agreement with Thomson Multimedia ("Thomson"), which owns the RCA brand. Under this agreement, Thomson will supply RadioShack with various RCA-branded audio and video components such as televisions, VCRs, camcorders, digital video disc (DVD) players, digital cameras, CD shelf systems and other digital entertainment products beginning in 2000. Some of these items are currently available in stores. RCA products will be sold through the RCA Digital Entertainment Center at RadioShack via a "store-within-a-store" concept similar to the Sprint Store at RadioShack.

Tandy entered into two additional agreements during 1999 which it believes are significant steps towards achieving Tandy's strategic plan for RadioShack to become "America's Connectivity Store," similar to its existing concept of "America's Telephone Store." Connectivity will provide solutions for connecting to and utilizing high-speed bandwidth. Bandwidth refers to volume at which data can be transmitted and, depending on the volume delivered, may enable consumers to have such capabilities as instant and/or high speed Internet, movies on demand and multiple phone/fax connections through a single phone or cable line.

On November 11, 1999, Tandy Corporation announced a five-year strategic alliance with Microsoft Corporation ("Microsoft") that encompasses broadband and narrowband technology, as well as in-store and online efforts. In the third quarter of 2000, RadioShack and Microsoft are expected to launch The Microsoft Internet Center @ RadioShack via a "store-within-a-store" concept in as many as 5,000 company-owned RadioShack stores and participating dealer/franchise outlets nationwide. The Microsoft Internet Center @ RadioShack will allow customers to view demonstrations of narrowband and broadband technology and subscribe to MSN(TM) dial-up or broadband Internet access, as well as view a broad range of existing and future products, solutions and services based on Microsoft technologies.

Also, on April 21, 1999, Tandy announced it had entered into a strategic agreement with NorthPoint Communications, Inc. ("NorthPoint"), a provider of Digital Subscriber Line ("DSL") technology. DSL technology transports data at speeds up to 25 times faster than common dial-up modems, allowing for high-speed Internet access and other data-intensive applications. Management anticipates this alliance will accelerate the adoption rate of these services at an affordable price to the mass market. Additionally, NorthPoint will provide RadioShack with DSL services for consumer display purposes in many of its retail stores, as well as for internal use. NorthPoint currently operates in 33 markets in the U.S. and expects to expand its service territory to 60 markets by the end of 2000.

Retail Support Operations.

    AmeriLink Corporation ("AmeriLink") - On July 30, 1999, Tandy acquired AmeriLink. Through its 76 field offices located in 26 states, AmeriLink designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. AmeriLink will continue to provide these services to outside parties and, also, to RadioShack through AmeriLink's RadioShack Installation Services Division. Services for RadioShack in 2000 will consist primarily of customer DIRECTV installations; however, new services such as home theater and broadband Internet access, among others, will be added as RadioShack's needs dictate.

    A&A International Limited Partnership ("A&A") - This limited partnership, which is 100% owned by Tandy and its subsidiaries, serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of Tandy. A&A also provides services for outside customers, primarily InterTAN, Inc. ("InterTAN"). Most of A&A's activity for InterTAN involves sourcing of goods from manufacturers in Asia.

    Consumer Electronics Manufacturing - Tandy operates seven manufacturing facilities in the United States and one overseas manufacturing operation in China, which is a joint venture. These eight manufacturing facilities employed approximately 3,200 employees as of December 31, 1999. Tandy manufactures a variety of products, primarily sold through RadioShack, including audio, video, telephony, antennas, wire and cable products and a wide variety of "hard to find" parts for consumer electronic products.

    Tandy Service Centers - Tandy maintains a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 1999, there were 55 Tandy Service Centers in the U.S. which repair name-brand and private label products sold at RadioShack. Tandy is also a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Panasonic, Hitachi, Hewlett-Packard, RCA/ Thomson and Nokia, among others, and also performs repairs for third-party service centers and extended service plan providers under national service agreements.

    Regional Distribution Centers - The 11 distribution centers operated by Tandy ship over one million cartons each month to RadioShack stores. A few distribution centers also serve as fulfillment centers for RadioShack.com.

    Tandy Customer Support - Using state-of-the-art telephone and data networks, Tandy Customer Support responds to more than five million calls annually for answers to technical questions, customer service inquiries, and direct sales requests related to RadioShack's catalog operations, its website and "hard to find" products offered through the RadioShack Unlimited program.

Computer City. On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary ("CCI" or "Computer City") to CompUSA Inc. ("CompUSA"). (See "Sale of Computer City, Inc." in Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A")). Prior to the sale, there were 101 Computer City stores open, including seven in Canada. Operating primarily as a supercenter format, the average store size approximated 21,050 square feet in gross area and offered approximately 4,000 products in its merchandising assortment, including personal computer hardware and software and related products and accessories.

SEASONALITY
As is the case with other retail businesses, Tandy's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up requiring working capital associated with the anticipated increased sales volume. See Note 26 of the "Notes to Consolidated Financial Statements" for quarterly data.

PATENTS AND TRADEMARKS
Tandy owns or is licensed to use many trademarks and service marks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, RadioShack.com, You've got questions. We've got answers., America's Home Connectivity Store, and Around The Corner and Around The Clock are some of the marks most widely used by the Company. Tandy believes that the RadioShack name and marks are well-recognized by consumers, and that the name and marks are associated with high-quality service. Tandy's manufactured products are sold primarily under the RadioShack trademark. Tandy also owns various patents relating to electronic products designed and manufactured by Tandy. Tandy believes that the loss of the RadioShack name and RadioShack marks would be material to its business.

SUPPLIERS
Tandy's marketing strategy for RadioShack depends, in part, upon its ability to offer both private label and name brand products, as well as third party services, to its customers. Tandy utilizes a large number of suppliers located in various parts of the world to obtain its raw materials and private label merchandise. Management does not expect a lack of availability of raw material or any single private label product to have a material impact on its operations. In terms of name brand products sold by RadioShack, no single vendor provided in excess of 10% of Tandy's aggregate product purchases in 1999. However, certain vendors, strategic partners and service providers are considered important to RadioShack's business and the loss of or disruption in supply from one of these could have a material adverse effect on RadioShack's sales. Additionally, certain suppliers have, at times, limited their supply of products to Tandy.

BACKLOG ORDERS
Tandy has no material backlog of orders for the products it sells.

COMPETITION
Consumer electronics retailers realized increased sales in 1999, driven by strong consumer spending and a continued demand for wireless communications products, personal computers and satellite systems, as well as a rapid consumer acceptance of new digital technology products. Despite these factors, the consumer electronics retail business still remains highly competitive, driven by technology and product cycles, as well as the overall state of the economy.

In the consumer electronics retailing business, competitive factors include price, availability, product quality and features, consumer services, manufacturing and distribution capability and brand reputation. RadioShack competes in the sale of its products and services with large format consumer electronics retailers such as Circuit City and Best Buy, department and specialty stores such as Sears and The Home Depot, mass merchants such as Wal-Mart and Target, and alternative channels of distribution such as mail-order and e-commerce. With respect to the products sold by RadioShack, numerous domestic and foreign companies manufacture some of the same products which are sold under nationally recognized brand names or private labels in markets common to RadioShack.

Management believes that RadioShack's primary differentiating factors in relation to its competitive position are its extensive physical retail presence with over 7,100 conveniently located company-owned and dealer/franchise outlets nationwide, as well as its specially trained sales staff, who are able to provide enhanced product explanation, assist customers with service activation, where applicable, and assist with the selection of appropriate products and accessories.

Another differentiating factor is RadioShack's strategic alliances with well-recognized partners including Sprint for telecommunications and wireless communications, Compaq for personal computers, Thomson for RCA-branded audio and video products, Microsoft for broadband and narrowband technology, and DIRECTV for "direct-to-home" satellite systems and services, among others. These alliances augment the strong position that RadioShack has historically maintained in its core product categories such as batteries, communications equipment, telephony, antennas and parts and accessories. Additionally, RadioShack is able to leverage name brand recognition, marketing efforts and
advertising   campaigns   with  its  partners  and  also  create   cross-revenue
opportunities for repair service income, customer residuals and cellular commissions.

Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that RadioShack will continue to compete successfully with respect to each of the factors referenced above. Also, in light of the ever-changing nature of the electronics retail industry, RadioShack would be adversely affected if its competitors were able to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to RadioShack or if RadioShack was unable to obtain certain products in a timely manner for an extended period of time.

With respect to the expansion of the Internet, management does not believe e-commerce retailers currently provide significant competition to RadioShack. This, however, could change and become significant over time. Management further believes that Tandy to well positioned to meet the increased competition from Internet retailers with its recently launched RadioShack.com initiative, coupled with RadioShack's extensive physical retail presence, services capabilities and wide assortment of consumer electronics products.

EMPLOYEES
As of December 31, 1999, Tandy had approximately 40,800 employees. That number included approximately 8,800 temporary retail employees who were hired for the Christmas selling season. None of Tandy's employees are covered by collective bargaining agreements nor are they members of labor unions. Tandy's management considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.
Information on Tandy's properties is in Management's Discussion and Analysis and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                                  Page
Retail Outlets...............................      13
Property, Plant and Equipment................      42
Leases.......................................      45

Tandy leases, rather than owns, most of its retail and service center facilities. RadioShack stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. Tandy owns most of the property on which its executive offices are located in downtown Fort Worth, Texas, all distribution centers, except for two which are leased, and most of its manufacturing facilities located throughout the United States. A&A leases six administrative offices in the Asia Pacific region. AmeriLink's headquarters and field offices are also leased. Existing warehouse and office facilities are deemed adequate to meet Tandy's needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1999. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of Tandy Corporation's executive officers and their ages, positions and length of service with the Company as of February 29, 2000.


                                      Position                                               Years with
    Name                  (Date Elected to Current Position)                    Age            Company
    ----                   ---------------------------------                    ---            -------
Leonard H. Roberts        Chairman of the Board, Tandy Corporation (May 1999)    51              6 (1)
                          Chief Executive Officer (January 1999) and
                          President (December 1995), Tandy Corporation
                          President, RadioShack (July 1993)

David Christopher         Executive Vice President, Tandy Corporation            57             33 (2)
                          (October 1998)
                          President, A&A International
                          (July 1990)

David J. Edmondson        Senior Vice President, Tandy Corporation               40              5 (3)
                          Executive Vice President and
                          Chief Operating Officer, RadioShack
                          (October 1998)

Dwain H. Hughes           Senior Vice President and                              52             20 (4)
                          Chief Financial Officer, Tandy Corporation
                          (January 1995)

Mark C. Hill              Senior Vice President (October 1998),                  48              3 (5)
                          Corporate Secretary and General Counsel
                          (July 1997), Tandy Corporation

Evelyn V. Follit          Senior Vice President and Chief Information Officer,   53              3 (6)
                          Tandy Corporation (May 1999)

Francesca M. Spinelli     Senior Vice President of People, Tandy Corporation     46              2 (7)
                          (December 1999)

Robert M. McClure         Senior Vice President, Tandy Corporation               64             27 (8)
                          (January 1994)

Mark W. Barfield          Vice President-Tax, Tandy Corporation                  42             12 (9)
                          (May 1994)

Richard J. Borinstein     Senior Vice President-Merchandising,                   56             10 (10)
                          RadioShack (December 1996)

Henry G. Chiarelli        President, RadioShack.com, LLC                         45             29 (11)
                          (November 1999)

Loren K. Jensen           Vice President-Finance, Tandy Corporation              39              4 (12)
                          (February 2000)

David P. Johnson          Senior Vice President and Controller, RadioShack       47             27 (13)
                          (February 1998)

Martin  O. Moad           Vice President and Treasurer, Tandy Corporation        43             14 (14)
                          (February 2000)

Laura K. Moore            Vice President-Public Relations and Corporate          38              1 (15)
                          Communications, Tandy Corporation
                          (October 1998)

Louis W. Provost          Senior Vice President-Retail Operations, RadioShack    43             25 (16)
                          (August 1998)

Richard L. Ramsey         Vice President and Controller, Tandy Corporation       54             33
                          (January 1986)

There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of Tandy Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served Tandy in various capacities over the past five years, except for Messrs. Hill, Jensen and Mmes. Follit, Moore and Spinelli.

(1) Mr. Roberts was elected Chairman of the Board of Tandy Corporation effective May 1999 and was elected Chief Executive Officer effective January 1999. Mr. Roberts has been President of Tandy Corporation since December 1995 and has been President of the RadioShack division since July 1993.

(2) Mr. Christopher served as Executive Vice President, RadioShack from January 1992 until October 1998, when he was named Executive Vice President, Tandy Corporation. Mr. Christopher has also served as President of A&A International since July 1990.

(3) Mr. Edmondson was elected Senior Vice President, Tandy Corporation and Executive Vice President and Chief Operating Officer, RadioShack effective October 1998. Mr. Edmondson served as Senior Vice President of Marketing and Advertising, RadioShack from November 1995 to October 1998. He served as Vice President-Marketing, RadioShack from December 1994 until November 1995.

(4) Mr. Hughes was elected Senior Vice President and Chief Financial Officer, Tandy Corporation effective January 1995. Mr. Hughes served as Vice President and Treasurer, Tandy Corporation from June 1991 until December 1994.

(5) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, Tandy Corporation from July 1997 to October 1998, when he was named Senior Vice President, Tandy Corporation. He continues to serve as Corporate Secretary and General Counsel of the Company. Prior to joining Tandy, Mr. Hill practiced law for 21 years and was a partner with the law firm of Haynes and Boone LLP for the last 13 years.

(6) Ms. Follit served as Vice President and Chief Information Officer, Tandy Corporation from October 1997 to May 1999, when she was elected Senior Vice President and Chief Information Officer, Tandy Corporation. Prior to joining Tandy Corporation, she was Vice President-Operations and Engineering for A.C. Nielsen Corporation from October 1996 to March 1997. Ms. Follit held various management positions at Dun & Bradstreet Corporation, ITT and IBM from 1970 to October 1996.

(7) Ms. Spinelli served as Vice President of People, Tandy Corporation from July 1998 to December 1999, when she was elected Senior Vice President of People, Tandy Corporation. Prior to joining Tandy Corporation, she was employed by Wal-Mart Stores, Inc. from March 1993 to July 1998. She served as Corporate Vice President of Organizational Development of Wal-Mart Stores, Inc. from February 1997 to July 1998.

(8) Mr. McClure served as President of the Tandy Electronics division from August 1987 until January 1993, when he was elected as Chief Operating Officer and President of TE Electronics, Inc. Mr. McClure was named Senior Vice President, Tandy Corporation in January 1994.

(9)  Mr. Barfield served as Director of Federal and International  Taxes,  Tandy
     Corporation   from  April  1991  to  May  1994,  when  he  was  named  Vice
     President-Tax, Tandy Corporation.

(10) Mr. Borinstein served as Vice President-Merchandise Marketing, RadioShack from December 1993 to December 1998, when he was elected Senior Vice President-Merchandising, RadioShack. Mr. Borinstein served as Director-Merchandising, RadioShack from September 1991 through December 1993.

(11) Mr. Chiarelli served as Senior Vice President-New Ventures, RadioShack until November 1999 when he was elected President of RadioShack.com, LLC. He served as Senior Vice President-Merchandising and Marketing, Computer City from January to December 1997. Mr. Chiarelli served as Vice President and General Manager, Incredible Universe from October 1995 to January 1997. He served as Vice President-New Venture Group, RadioShack from September 1994 until October 1995.

(12) Mr. Jensen served as Vice President and Treasurer, Tandy Corporation from May 1995 to February 2000. Prior to joining Tandy Corporation, he served as Senior Vice President of Texas Commerce Bank where he was employed for almost 10 years.

(13) Mr. Johnson served as Vice President and Controller, RadioShack from June 1994 to February 1998, when he was named Senior Vice President and Controller, RadioShack. Mr. Johnson served as Vice President/Controller-Retail, RadioShack from August 1993 until June 1994.

(14) Mr. Moad served as Vice President-Investor Relations, Tandy Corporation from December 1996 to February 2000 and as Director of Investor Relations from February 1993 until December 1996.

(15) Ms. Moore has served as Vice President-Corporate Communications and Public Relations since joining Tandy in October 1998. Prior to joining Tandy, she was employed by Zale Corporation where she served as Vice President, Corporate Communications from 1995 to 1998 and as Corporate Communications Manager from 1993 to 1995.

(16) Mr. Provost was elected Senior Vice President-Retail Operations, RadioShack effective August 1998. Mr. Provost served as Vice President and General Manager, Tandy TechAmerica from April 1996 to August 1998. He served as Vice President-Southeast Division, RadioShack from April 1993 to March 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK (Restated for two-for-one stock split payable in June 1999) Tandy's common stock is listed on the New York Stock Exchange and trades under the symbol "TAN". The following table presents the high and low trading prices for Tandy's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 1999.

                                                                     Dividends
Quarter Ended                   High                Low              Declared
-------------                   ----                ---              --------

December 31, 1999            $  79 1/2          $  41 3/8          $   0.055
September 30, 1999              56 3/4             37 3/8              0.050
June 30, 1999                   51                 30 3/32             0.050
March 31, 1999                  32 1/16            20 19/32            0.050

December 31, 1998            $  26 5/8          $  18 1/2          $   0.050
September 30, 1998              31 15/16           25 13/32            0.050
June 30, 1998                   27 5/16            20 17/32            0.050
March 31, 1998                  24 7/16            15 3/16             0.050


HOLDERS OF RECORD
At March 21, 2000 there were 30,214 holders of record of Tandy's common stock.

DIVIDENDS
The Board of Directors reviews Tandy's dividend policy annually. On October 25, 1999, Tandy announced a 10% increase in the quarterly cash dividend from $0.050 per share to $0.055 per share for shareholders of record on January 3, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
TANDY CORPORATION AND SUBSIDIARIES

                                                         Year Ended December 31,
(In millions, except per share          --------------------------------------------------------
amounts and ratios)                       1999       1998(1)      1997        1996        1995
================================================================================================
Operations
Net sales and operating revenues        $4,126.2    $4,787.9    $5,372.2    $6,285.5    $5,839.1
                                        ========    ========    ========    ========    ========

Income (loss) before income taxes       $  480.5    $   99.7    $  303.9    $ (145.6)   $  343.2
Provision (benefit) for income taxes       182.6        38.4       117.0      ( 54.0)      131.3
                                        --------    --------    --------    --------    --------

Net income (loss)                       $  297.9    $   61.3    $  186.9    $  (91.6)   $  211.9
                                        ========    ========    ========    ========    ========

Net income (loss) available per common
 share:
    Basic                               $   1.51    $   0.28    $   0.84    $  (0.41)(3)$   0.81
                                        ========    ========    ========    ========    ========

    Diluted                             $   1.43    $   0.27    $   0.82    $  (0.41)(3)$   0.79
                                        ========    ========    ========    ========    ========

Shares used in computing earnings
 (loss) per common share:
    Basic                                  194.2       201.2       214.4       239.3       252.9
                                        ========    ========    ========    ========    ========

    Diluted                                205.0       211.4       224.5       239.3       262.8
                                        ========    ========    ========    ========    ========

Dividends declared per common share     $  0.205    $  0.200    $  0.200    $  0.200    $  0.185
                                        ========    ========    ========    ========    ========

Ratio of earnings to fixed charges (2)      5.51        1.84        3.52      N/A           4.22

SELECTED FINANCIAL DATA (UNAUDITED) Continued
TANDY CORPORATION AND SUBSIDIARIES


                                                               Year Ended December 31,
(In millions, except per                ---------------------------------------------------------
share amounts and ratios)                 1999        1998(1)     1997        1996        1995
-------------------------------------------------------------------------------------------------
Financial Position
Inventories                             $  861.4    $  912.1    $1,205.2    $1,420.5    $1,512.0
Total assets                            $2,142.0    $1,993.6    $2,317.5    $2,583.4    $2,722.1
Working capital                         $  478.1    $  419.1    $  739.1    $  746.3    $1,088.3
Current ratio                           1.52 to 1   1.48 to 1   1.76 to 1   1.63 to 1   2.13 to 1
Capital structure:
Current debt (3)                        $  188.9    $  233.2    $  299.5    $  258.0    $  189.9
Long-term debt (3)                      $  319.4    $  235.1    $  236.1    $  104.3    $  140.8
Total debt                              $  508.3    $  468.3    $  535.6    $  362.3    $  330.7
Total debt, net of cash and
  cash equivalents                      $  343.7    $  403.8    $  429.7    $  240.8    $  187.2
Stockholders' equity                    $  830.7    $  848.2    $1,058.6    $1,264.8    $1,601.3
Total capitalization                    $1,339.0    $1,316.5    $1,594.2    $1,627.1    $1,932.0
Long-term debt as a % of
 total capitalization                       23.9%       17.9%       14.8%        6.4%        7.3%
Total debt as a % of total
 capitalization (4)                         38.0%       35.6%       33.6%       22.3%       17.1%
Stockholders' equity per
 common share                           $   4.07    $   4.13    $   4.98    $   5.37    $   6.36

Financial Ratios
Return on average
 stockholders' equity                       35.5%(5)     6.4%(6)    16.1%     N/A(7)        12.3%

Percent of sales:
 Income (loss) before income                11.7%        2.1%        5.7%       (2.3)%       5.9%
  taxes
 Net income (loss)                           7.2%        1.3%        3.5%       (1.5)%       3.6%

This  table  should be read in  conjunction  with  MD&A and the  Consolidated
Financial Statements and Notes thereto.

(1)  Includes operations of Computer City, Inc. for only eight months, due to sale to CompUSA Inc. on August 31, 1998.
(2)  Earnings used in computing  the ratio of earnings to fixed charges  consist of  pre-tax  earnings  and fixed  charges.  Fixed  charges  are  defined as interest expense related to debt,  amortization expense related to deferred financing costs and a portion of rental charges.  Pre-tax earnings were not sufficient  to cover  fixed  charges  during 1996 by  approximately  $145.6 million. Excluding $230.3 million (net of taxes) in restructuring and other charges, the 1996 ratio of earnings to fixed charges would have been 2.57.
(3)  Includes capital leases and TESOP indebtedness.
(4)  Total debt includes capital leases and TESOP  indebtedness.  Capitalization is defined as total debt plus total stockholders' equity.
(5)  Excluding $5.9 million (net of taxes) provision related to restricted stock awards in 1999,  return on  average  stockholders'  equity  would have been
     33.1%.
(6)  Excluding  $183.9  million  (net  of  taxes)  for  provisions   related  to
     restricted  stock  awards  and loss on sale of  Computer  City,  as well as
     Computer  City  operating  losses and other  business  writedowns  in 1998, return on average stockholders' equity would have been 23.6%.
(7)  Excluding $230.3 million (net of taxes) in restructuring  and other charges in 1996, return on average stockholders' equity would have been 8.9%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "should," "could," and similar words and phrases. Factors that could cause Tandy Corporation's ("Tandy" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce and telephone shopping services and mail order;
o   changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the inability to successfully implement, market and execute the RadioShack.comSM website and its coordination with RadioShack retail outlets;
o the presence or absence of new services or products and product features in the merchandise categories RadioShack sells and changes in RadioShack's actual merchandise sales mix;
o the inability to negotiate profitable contracts or execute business plans with providers of such services as cellular and PCS telephones, direct-to-home satellite, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual revenues, commissions and bounties for products and services sold by RadioShack;
o the inability to successfully implement and execute Tandy's strategic alliances with Thomson Multimedia and/or Microsoft Corporation;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect Tandy);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support Tandy's service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services Tandy sells or changes in tax rules and regulations applicable to Tandy;
o the inability to successfully coordinate AmeriLink Corporation and its operations with RadioShack; or
o the adoption rate and market demand for high speed Internet and other Internet-related services.

The United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. Tandy's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

STOCK SPLIT
On May 20, 1999, Tandy's Board of Directors declared a two-for-one split of Tandy common stock, payable on June 21, 1999. All references to the number of shares (other than common stock issued or outstanding on the 1998 Consolidated Balance Sheet and the 1997 and 1998 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends and any other reference to shares, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards and all other agreements payable in Tandy's common stock have also been adjusted or amended to reflect the split.

RETAIL OUTLETS

                              Average                    December 31,
                            Store Size     -------------------------------------
                            (Sq. Ft.)       1999           1998          1997
--------------------------------------------------------------------------------
RadioShack
  Company-Owned                2,300         5,087          5,039         4,972
  Dealer/Franchise               N/A         2,099          1,991         1,934
                                           --------       --------      --------
                                             7,186          7,030         6,906

Computer City, Inc. (1)        21,050           --             --            96
                                           --------       --------      --------
                                             7,186          7,030         7,002
                                           ========       ========      ========

(1)Computer City, Inc. was sold to CompUSA Inc. on August 31, 1998.

Space Owned and Leased

                                                Approximate Square Footage
                                                     at December 31,
                      -------------------------------------------------------------------------
                                      1999                                    1998
                      ------------------------------------    ---------------------------------
(In thousands)           Owned       Leased         Total        Owned       Leased       Total
-----------------------------------------------------------------------------------------------
Retail
RadioShack                  --       11,990        11,990           --       11,839      11,839
Other                      162           --           162          162           --         162
                      --------     --------      --------     --------     --------    --------
                           162       11,990        12,152          162       11,839      12,001
Support Operations
Manufacturing              505          201           707          472          201         673
Warehouse and office     3,496        1,512         5,007        3,573        1,298       4,871
                      --------     --------      --------     --------     --------    --------
                         4,163       13,703        17,866        4,207       13,338      17,545
                      ========     ========      ========     ========     ========    ========

SEGMENT REPORTING DISCLOSURES
All references to RadioShack and Computer City in MD&A refer to Tandy's reportable segments, unless otherwise noted. The RadioShack segment consists of the RadioShack retail division, including RadioShack.com, and the retail division's support operations, including its manufacturing facilities, repair centers and AmeriLink Corporation ("AmeriLink"). The Computer City segment consists of Computer City, Inc. ("CCI" or "Computer City"), which was sold to CompUSA Inc. ("CompUSA") on August 31, 1998. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996 (see "1996 Business Restructuring" below). Corporate administration and other includes corporate units which serve all areas of Tandy and also income or expenses which were not allocated to RadioShack or Computer City.

The following table summarizes net sales and operating revenues, operating profit (loss) and assets for Tandy's reportable segments. Consolidated operating profit is reconciled to Tandy's income before income taxes.

                                             Year Ended December 31,
                                        --------------------------------
(In millions)                             1999        1998        1997
-------------                           --------    --------    --------
Net sales and operating revenues:
  RadioShack (1)                        $4,126.2    $3,591.2    $3,303.9
  Computer City (2)                         --       1,196.7     1,903.7
  Closed units                              --          --         164.6
                                        --------    --------    --------
                                        $4,126.2    $4,787.9    $5,372.2
                                        ========    ========    ========
Operating profit (loss):
  RadioShack (3)                        $  539.8    $  377.7    $  398.4
  Computer City (2)                         --         (95.6)      (14.9)
  Closed units                              --        (120.8)(4)   (30.1)
                                        --------    --------    --------
                                           539.8       161.3       353.4

Corporate administration and other         (42.5)      (27.0)      (16.6)
Interest income (5)                         20.4        10.8        13.2
Interest expense (5)                       (37.2)      (45.4)      (46.1)
                                        --------    --------    --------
Income before income taxes              $  480.5    $   99.7    $  303.9
                                        ========    ========    ========

                                           At December 31,
                                        --------------------
                                          1999        1998
                                        --------    --------
Assets:
  RadioShack                            $1,476.2    $1,437.1
  Computer City (2)                         --          --
  Corporate administration and other       665.8       556.5
                                        --------    --------
                                        $2,142.0    $1,993.6
                                        ========    ========

(1) Includes outside sales related to retail support operations of $104.3 million, $77.4 million and $88.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.
(2) Computer City was sold to CompUSA on August 31, 1998.
(3) Includes $9.6 million and $82.6 million of compensation expense for store manager restricted stock awards for the years ended December 31, 1999 and 1998, respectively.
(4) Includes provision for loss on sale of Computer City of $108.2 million and charges associated with the 1996 restructuring program.
(5) Tandy does not allocate interest income or expense to its operating segments.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998
-----------------------

NET SALES AND OPERATING REVENUES

Consolidated net sales and operating revenues decreased 13.8% from $4,787.9 million in 1998 to $4,126.2 million in 1999; this decrease was attributable primarily to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for 1999 are not meaningful, due to this sale.

RadioShack Segment

RadioShack had an outstanding year with RadioShack's overall sales increasing 14.9% to $4,126.2 million in 1999 from $3,591.2 million in 1998, due primarily to a 12.2% comparable company-owned store sales gain and the opening of 48 new stores, net of store closures. Additionally, sales to RadioShack's dealers experienced strong growth throughout the year. RadioShack's comparable store sales increase was driven primarily by increased sales of communications products, prepaid wireless airtime and sales of audio and video equipment, which includes "direct-to-home" satellite systems and services ("DTH"). A continued healthy economy and a strong retail consumer electronics industry are expected to result in a positive comparable store sales gain for 2000. The following table summarizes RadioShack's retail sales breakdown by class of products and each class as a percent of total RadioShack retail sales (excluding outside sales from retail support operations):

                                         Percent of RadioShack Retail Sales
                                               Year Ended December 31,
                                   ---------------------------------------------

Class of Products                     1999        1998        1997        1996
-----------------                   --------    --------    --------    --------
Communications                         29.3%       28.5%       27.5%       24.4%
Electronic parts, accessories          27.2        30.0        31.5        32.3
    and specialty equipment
Audio and video                        17.1        15.5        16.8        18.0
Personal electronics and seasonal       9.4        10.4        11.6        12.4
Personal computers and peripherals      8.7         9.1         9.4        10.4
Services and other                      8.3         6.5         3.2         2.5
                                    --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                    ========    ========    ========    ========

For the  first  time,  the  communications  category,  which  includes  wireless communications  such as  cellular  and PCS  telephones,  as well as  residential telephones, answering machines, pagers and other related telephony and communication products, surpassed the electronic parts, accessories and specialty equipment category as RadioShack's largest product category. The communications category increased, as a percentage of total retail sales in 1999, primarily due to a 50% increase in unit sales of PCS and cellular telephones. Both unit and dollar sales of PCS and cellular telephones are expected to continue to increase in 2000. Through The Sprint Store at RadioShack, customers are provided with access to a full service communications center that offers, where available, Sprint local and long-distance telephone service, Spree(SM) prepaid phone cards and Sprint branded residential telephones. On October 5, 1999, Sprint announced it would be merging with MCI WorldCom, Inc., subject to stockholder and regulatory approvals. The merger is expected to close in the second half of 2000. Tandy's management anticipates no significant changes to its existing agreements as a result of the pending merger.

Sales of electronic parts, accessories and specialty equipment decreased as a percentage of total retail sales in 1999 when compared to 1998, despite a 4% sales gain. The category was 27.2% of RadioShack's retail sales mix in 1999, down from 30.0% in 1998, primarily due to the communications category and the services and other category becoming a higher percent of the product mix in 1999. This category is expected to increase in sales, but decrease as a percentage of RadioShack's retail sales mix in 2000 as the communications, audio and video, and services and other categories increase.

The audio and video category experienced a sales increase of approximately 27% during 1999 when compared to 1998, due primarily to a strong increase in sales of DTH. Sales of DTH are expected to continue to increase in 2000. On May 13, 1999, Tandy entered into a multi-year retail sales and service agreement with Thomson Multimedia ("Thomson"), which owns the RCA brand. Under this agreement, Thomson will supply RadioShack with various RCA-branded audio and video components such as televisions, VCRs, camcorders, digital video disc (DVD) players, digital cameras, CD shelf systems and other digital entertainment products beginning in 2000. Some of these items are currently available in stores. The expanded assortment will be sold through The RCA Digital Entertainment Center at RadioShack via a "store-within-a-store" concept with an expected rollout date in mid-2000. Store fixture costs for this "store-within-a-store" will be borne by Thomson. Management believes that this alliance will allow RadioShack to be more competitive in the evolution of digital technology, which should enhance sales in the audio and video category in 2000 and beyond.

Personal electronics and seasonal products decreased to 9.4% of RadioShack's retail sales mix in 1999 from 10.4% in 1998, due primarily to an overall shift in the product mix as mentioned above. This category experienced a 4% sales increase over the prior year as a result of increased sales of toys, portable CD players and radios.

Sales of personal computers and peripherals were 8.7% of RadioShack's retail sales in 1999, compared to 9.1% in 1998, despite a large unit gain and a 10% sales gain for the year. The average selling price of CPU's decreased 16%, in line with the general market decline. The average selling price of CPU's is expected to decrease slightly in 2000. Despite this downward trend, management believes that the higher unit sales volumes of personal computers and peripherals will contribute to increased sales of this category, as well as to sales of higher gross margin products and services, such as accessories and extended service plans.

Sales in the services and other category, which includes residuals and income from prepaid wireless airtime, repair services and extended service contracts, increased in 1999 in dollars and as a percent of RadioShack retail sales, due to an increase in sales of prepaid wireless airtime as well as to an increase in residual income received from RadioShack's third party providers of communications and DTH. Residual income is also earned on sales of Sprint long distance and PCS services as well as sales of other wireless products and services. Residuals vary by service provider, but are typically a portion of the continuing service revenue paid by the consumer throughout the ensuing months and/or years of that customer's subscription. In 1999, RadioShack earned approximately $63.0 million of residual income, compared to $34.2 million in 1998. Residual income is expected to continue to increase in 2000; however, increases are dependent upon such factors as customers' continued usage of certain services and stability of average revenue per subscriber, among other factors. Prepaid wireless airtime sales are expected to decrease in 2000. RadioShack installation service revenue is expected to increase in 2000 due to the AmeriLink acquisition.

Connectivity Strategy Update: Tandy entered into two agreements during 1999 which management believes are significant steps towards achieving Tandy's strategic plan for RadioShack to become "America's Home Connectivity Store," similar to its existing concept of "America's Telephone Store." Connectivity will provide solutions for connecting to and utilizing high-speed bandwidth. Bandwidth refers to volume at which data can be transmitted and, depending on the volume delivered, may enable consumers to have such capabilities as instant and/or high speed Internet access, movies on demand and multiple phone/fax connections through a single phone or cable line.

On November 11, 1999, Tandy Corporation announced a five-year strategic alliance with Microsoft Corporation ("Microsoft") that encompasses broadband and narrowband technology, as well as in-store and online efforts. In the third quarter of 2000, RadioShack and Microsoft are expected to launch The Microsoft Internet Center @ RadioShack via a "store-within-a-store" concept in as many as 5,000 company-owned RadioShack stores and participating dealer/franchise outlets nationwide. Store fixture costs for this "store-within-a-store" will be borne by Microsoft. The Microsoft Internet Center @ RadioShack will allow customers to view demonstrations of narrowband and broadband technology and subscribe to MSN(TM) dial-up or broadband Internet access service, as well as view a broad range of existing and future products, solutions and services based on Microsoft technologies. RadioShack will receive a "bounty" on certain sales of Microsoft's MSN broadband and narrowband Internet access service sold through its retail outlets or through its RadioShack.com website. Additionally, RadioShack will earn a residual based on a portion of the continuing service revenue paid by the consumer throughout the ensuing months and/or years of the customer's subscription to MSN. The timing of the commencement of the residuals is dependent upon the marketing program under which new customers' subscriptions are acquired. See also "RadioShack.com, LLC" below for information on Microsoft's investment in RadioShack.com.

On April 21, 1999, Tandy announced it had entered into a strategic agreement with NorthPoint Communications, Inc. ("NorthPoint"), a provider of Digital Subscriber Line ("DSL") technology. DSL technology transports data at speeds up to 25 times faster than common dial-up modems, allowing for high-speed Internet access and other data-intensive applications. Management anticipates this alliance will accelerate the adoption rate of these services at an affordable price to the mass market. Additionally, NorthPoint will provide RadioShack with DSL services for consumer display purposes in many of its retail stores, as well as for internal use. NorthPoint currently operates in 33 markets in the U.S. and expects to expand its service territory to 60 markets by the end of 2000.

Also, on July 30, 1999, Tandy acquired AmeriLink, one of America's leading installers of cable, telephony and high-bandwidth products. See "AmeriLink Acquisition" below for further information.

GROSS PROFIT

Gross profit for Tandy was $2,083.5 million or 50.5% of net sales and operating revenues, compared with $2,004.4 million or 41.9% of net sales and operating revenues in 1998. This increase in gross profit as a percentage of net sales and operating revenues was primarily the result of RadioShack sales accounting for all of the Company's consolidated net sales and operating revenues in 1999, when compared to 1998 due to the sale of Computer City to CompUSA on August 31, 1998. Computer City had an inherently lower gross margin percentage than consolidated Tandy Corporation. Without Computer City and other closed units, Tandy's consolidated gross profit as a percent of net sales and operating revenues would have been 52.1% for 1998.

RadioShack's gross profit increased 11.4% in dollars for the year ended December 31, 1999 versus 1998, but decreased as a percentage of RadioShack's total sales from 52.1% of sales in 1998 to 50.5% in 1999. This 1.6 percentage point decrease was due primarily to mix shifts within RadioShack's product offerings as sales of lower margin categories increased as a portion of the overall sales volume. To a lesser extent, the decrease in the gross margin percentage was also due to promotional markdowns of private label audio and video products as RadioShack began transitioning to RCA-branded products in the fourth quarter of 1999, as well as to markdowns taken throughout the year on residential telephones. The decrease in gross margin was partially offset by an increase in residual income which has 100% gross margin. Gross profit as a percentage of RadioShack's sales is expected to decrease in 2000, although not to the extent it decreased in 1999, due to continuing mix shifts within RadioShack's product offerings. An expected increase in residual income should partially offset this decrease. In addition, management expects to increase gross margin dollars and gain operating leverage in selling, general and administrative ("SG&A") expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The table below summarizes the breakdown of various components of Tandy's consolidated SG&A expense and its related percentage of total sales and operating revenues.


                                                    Year Ended December 31,
                           ----------------------------------------------------------------------
                                   1999                      1998                     1997
                           ----------------------    ----------------------  --------------------
                                          % of                       % of                  % of
                                         Sales &                    Sales &               Sales &
(In millions)                Dollars    Revenues       Dollars (2) Revenues     Dollars  Revenues
-------------------------------------------------   -----------------------   -------------------
Payroll and commissions    $  741.8(1)   18.0%      $  734.1(1)     15.3%     $  734.1     13.7%
Rent                          205.5       5.0          217.4         4.5         222.6      4.1
Advertising                   199.9       4.8          208.7         4.4         195.4      3.6
Other taxes                    91.2       2.2           96.1         2.0         102.0      1.9
Utilities and telephone        62.2       1.5           71.5         1.5          72.2      1.3
Insurance                      47.6       1.2           50.6         1.1          50.5      0.9
Credit card fees               27.5       0.7           38.6         0.8          43.1      0.8
Stock purchase
and savings plans              21.0       0.5           20.4         0.4          17.8      0.3
Other                          89.7       2.1          142.9         3.0         142.6      2.8
                           ----------------------   ------------------------  -------------------

                           $1,486.4      36.0%      $1,580.3        33.0%     $1,580.3     29.4%
                           ======================   ========================  ===================

(1) Does not include $9.6 million and $82.6 million of compensation expense for store manager restricted stock awards for 1999 and 1998, respectively.
(2) Includes expenses related to Computer City before its sale to CompUSA on August 31, 1998.

Tandy's SG&A expense decreased slightly in dollars, but increased as a percent of net sales and operating revenues to 36.0% for the year ended December 31, 1999 versus 33.0% for the year ended December 31, 1998. The higher SG&A percentage in 1999 was due primarily to the 1998 sale of Computer City which operated at lower relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City and other closed units, Tandy's SG&A expense as a percentage of sales would have approximated 37.7% in 1998. This decrease of 1.7 percentage points from 1998 was due primarily to the favorable effect of increased sales at RadioShack during 1999.

Despite the sale of Computer City in 1998, payroll expense for consolidated Tandy Corporation increased in dollars and as a percent of Tandy's net sales and operating revenues to 18.0% in 1999, compared to 15.3% in 1998. Payroll expense for RadioShack increased to $99.1 million in 1999 compared to 1998. This increase was due primarily to RadioShack retail store expansions, changes in compensation plans and increases in personnel, commissions, bonuses and other incentives resulting from RadioShack's strong comparable store sales and profits. The increase as a percentage of RadioShack's net sales and operating revenues to 16.2% in 1999, compared to 15.8% in 1998, was also due to changes in compensation plans, increases in personnel and other incentives.

Rent expense for consolidated Tandy Corporation decreased in dollars in 1999, but increased as a percent of Tandy's net sales and operating revenues to 5.0% in 1999 from 4.5% in 1998. The decrease in dollars was due to the sale of Computer City in 1998. The percentage increase also related to the sale of Computer City, which had lower rent expense as a percentage of sales than consolidated Tandy Corporation. Rent expense for RadioShack increased in dollars, but decreased as a percentage of RadioShack's net sales and operating revenues in 1999 compared to 1998. Rent expense increased $20.5 million in 1999, compared to 1998, due primarily to 48 new RadioShack store openings, net of store closures, throughout the year, as well as lease renewals at slightly higher rates. The decrease as a percentage of RadioShack's net sales and operating revenues to 5.2% in 1999, compared to 5.4% in 1998 was due primarily to the favorable effect of increased comparable RadioShack stores sales on the expense rate structure.

Advertising expense for consolidated Tandy Corporation decreased in dollars, but increased as a percent of Tandy's net sales and operating revenues to 4.8% in 1999, compared to 4.4% in 1998, due to the sale of Computer City in August 1998. Advertising expense for RadioShack decreased in both dollars and as a percentage of RadioShack's net sales and operating revenues to $198.1 million and 4.8% of sales in 1999, compared to $200.2 million and 5.6% of sales in 1998. The dollar decrease was due primarily to increased marketing development funds received from service providers. In addition, the decrease as a percentage of sales and operating revenues reflects the sales leverage gained from RadioShack's sales increase.

Credit card fees expense, which includes fees associated with third party bank credit cards and fees paid for promotional accounts such as "zero interest for six months," and the "other" expense category both decreased primarily as a result of the sale of Computer City.

In 2000, Tandy's SG&A expense is expected to increase in dollars due to additional sales volume, but decrease as a percentage of net sales and operating revenues as a result of the sales leverage gained from a comparable store sales increase and, to a lesser extent, an increase in new stores.

RESTRICTED STOCK AWARDS

On February 1, 1998, Tandy granted, under the 1997 Incentive Stock Plan, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant. The February 1998 restricted stock awards had a weighted average fair market value of $19.61 per share when granted. This restricted stock grant was to vest on February 2, 2003, if managers receiving the grants were employed by Tandy at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if Tandy common stock closed at $29.0625 or more for any 20 consecutive trading days beginning February 1, 2000. At December 31, 1999, it was probable that the 348,000 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $14.7 million, including related payroll taxes, was recorded in the fourth quarter of 1999.

Vesting of these restricted stock awards occurred when Tandy's common stock closed above the targeted amount for the twentieth consecutive trading day on February 29, 2000. Vesting resulted in the issuance of 336,000 shares of Tandy's common stock at a fair market value of $37.53 per share.

In the fourth quarter of 1998, Tandy recorded estimated compensation expense of $82.6 million related to the early vesting of restricted stock awards that had been granted to 4,907 store managers on February 1, 1997. These awards vested on March 1, 1999 and the actual price of the stock and the number of shares vested differed from the estimated accrual at December 31, 1998. The amount of this difference, $5.1 million, was recorded as a credit to expense in the first quarter of 1999.

The restricted stock program for store managers was replaced in 1999 and 2000 by a stock option program for store managers. See Note 19 - "Stock Options and Performance Awards" of the Notes to Consolidated Financial Statements ("Notes"). Management does not anticipate any future use of restricted stock for store managers.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $16.8 million for 1999 versus $34.6 million for 1998.

Interest expense decreased 18.1% to $37.2 million in 1999, from $45.4 million in 1998. This decrease was a result of Tandy no longer having to incur interest expense on Computer City capital lease obligations, as well as to a corresponding decrease in Tandy's average debt outstanding during 1999. Interest income increased almost 90% in 1999 to $20.4 million in 1999 from $10.8 million in 1998, due primarily to interest from the $136.0 million CompUSA note receivable which was outstanding a full year (see "Sale of Computer City, Inc." below for further information).

Interest expense, net of interest income, is expected to increase during 2000, primarily due to anticipated higher short-term interest rates and increased debt from additional share repurchases.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.0% for 1999 compared with 38.5% for 1998. This decrease resulted primarily from improved utilization of foreign tax credits and implementation of certain state income tax initiatives.

1998 COMPARED WITH 1997
-----------------------

NET SALES AND OPERATING REVENUES

Consolidated net sales and operating revenues decreased 10.9% from $5,372.2 million in 1997 to $4,787.9 million in 1998; this decrease was attributable primarily to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for 1998 were not meaningful, due to this sale.

RadioShack Segment
------------------

Sales for the RadioShack segment in 1998 increased 8.7% to $3,591.2 million from $3,303.9 million in 1997, due primarily to a 7.4% comparable store sales gain and the opening of 48 new stores, net of store closures. RadioShack's comparable store sales increase was driven primarily by increased sales of wireless communication and telephony products and services.

Electronic parts, accessories and specialty equipment, the largest product category of RadioShack's retail sales mix in 1998, decreased 1.5 percentage points in 1998 when compared to 1997, despite a 4.1% increase in dollar sales. This decrease as a percent of retail sales was primarily due to the communications and the services and other categories becoming a higher percent of the product mix in 1998. The communications category increased to 28.5% of retail sales in 1998 from 27.5% in 1997. Dollar sales in this category increased 13.2% over 1997 as the category continued to benefit from The Sprint Store at RadioShack launched in September 1997. Sales of audio and video products declined to 15.5% of retail sales in 1998 from 16.8% of retail sales in 1997, primarily due to the overall shift in the product mix to communications and services. Sales dollars in the audio and video category were flat from the prior year, due in part to RadioShack's limited selection of name brand products. The audio and video category also included DTH sales, which included digital satellite systems (DSS) and Primestar satellite television services in 1998. Sales of these systems and services increased significantly over 1997. Personal electronics and seasonal products decreased to 10.4% of RadioShack retail sales in 1998 from 11.6% in 1997, due primarily to an overall shift in the product mix to communications and services. The sales decrease in this category was also attributable to sales declines in such items as boomboxes, cassette products and toys, other than remote control cars, due to lower general consumer demand for these products.

The personal computer category decreased to 9.1% of RadioShack retail sales in 1998 from 9.4% in 1997, despite a large unit gain and a 5.8% sales gain for this category for 1998. RadioShack computers experienced a 32% decline in the average 1998 selling price of desktop computers from the 1997 annual average selling price. Aggressive pricing strategies put into place as RadioShack transitioned from IBM to Compaq branded computers and products during the first six months of 1998 and general selling price declines in the personal computer industry contributed to this decline. Sales in the services and other category increased in 1998 in dollars and as a percent of RadioShack retail sales, due to an increase in residual income received from RadioShack's third party providers of communication and DTH, as well as to a large increase in sales of prepaid wireless airtime. In 1998, RadioShack earned approximately $34.2 million of residual income, compared to $7.9 million in 1997.

Computer City Segment
---------------------

Computer City's overall sales decreased 37.1% to $1,196.7 million in 1998 from 1997, due to the sale of this subsidiary to CompUSA on August 31, 1998. For the eight months ended August 31, 1998, sales of personal computers decreased in dollars due to a reduction of approximately 25% in the average selling price of desktop and notebook computers from the same period in 1997. Additionally, both overall and comparable stores sales were negatively impacted by the announced sale of Computer City to CompUSA on June 22, 1998, at which time Computer City took promotional mark-downs to sell both its third-party and private-label inventory in preparation for the sale to CompUSA. (See "Sale of Computer City, Inc." below.)

GROSS PROFIT

Gross profit for Tandy was $2,004.4 million or 41.9% of net sales and operating revenues in 1998, compared with $2,014.3 million or 37.5%, in 1997. This increase in gross profit as a percentage of net sales and operating revenues was primarily the result of RadioShack sales accounting for a larger portion of Tandy's consolidated net sales and operating revenues in 1998, when compared to 1997, due to the sale of Computer City to CompUSA in August 1998. Computer City had an inherently lower gross margin than consolidated Tandy Corporation.

RadioShack's gross profit increased in dollars in 1998 versus 1997, but decreased as a percentage of RadioShack's total sales by 0.6 percentage points over the same period. This percentage decrease was primarily due to a shift within RadioShack's product offerings to increased sales of prepaid wireless airtime, which has a significantly lower gross margin than the overall RadioShack average gross margin. This decrease was partially offset by an increase in residual income, which has close to 100% gross margin.

Computer City's gross profit as a percent of Computer City net sales and operating revenues decreased 2.3 percentage points in 1998 when compared to 1997. This decrease was primarily due to aggressive marketing of inventory, especially private-label branded inventory, in preparation for the sale of the subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Tandy's SG&A expense was flat in dollars, but increased as a percent of net sales and operating revenues to 33.0% in 1998 versus 29.4% in 1997. The higher SG&A percentage was due primarily to RadioShack becoming a larger percentage of Tandy's consolidated operations during 1998 (see "Gross Profit" above). RadioShack operates at higher relative SG&A expense levels than consolidated Tandy Corporation. Excluding Computer City and closed units associated with the 1996 restructuring plan, SG&A expense as a percentage of sales would have been 37.7% in 1998 versus 38.9% in 1997. Although payroll and commissions expense for 1998 remained flat in dollars in comparison with 1997, this cost increased as a percentage of net sales and operating revenues from 13.7% in 1997 to 15.3% in 1998, due in part to the increase in RadioShack sales as a percentage of total Company sales and operating revenues, as described above. RadioShack has inherently higher salary expense as a percentage of sales, when compared to consolidated Tandy Corporation. To a lesser extent, payroll expense was negatively impacted by higher payroll costs associated with infrastructure-building at CCI, prior to its announced sale in June 1998. Advertising expense increased both in dollars and as a percentage of net sales and operating revenues in 1998, as compared to 1997. This increase over the prior year is primarily attributable to increased advertising expense at Computer City in 1998, compared to 1997. Somewhat offsetting this increase was a dollar decrease in advertising expense at RadioShack in 1998 from 1997. In 1997, however, the marketing launch of the Sprint Store at RadioShack resulted in increased advertising expense for that year. Rent expense decreased in dollars in comparison with 1997 and increased slightly as a percentage of net sales and operating revenues to 4.5% in 1998 from 4.1% in 1997. This increase was related to the sale of Computer City, which had lower rent expense as a percentage of sales than consolidated Tandy Corporation. Rent expense in dollars for RadioShack increased in 1998 compared to the prior year, but decreased slightly as a percent of sales.

RESTRICTED STOCK AWARDS

On February 1, 1997, in an effort to reduce the turnover rate among its store managers and to align the store managers' interests and goals with those of the shareholders, Tandy granted, under the 1993 ISP, approximately 4,082,400 restricted stock awards consisting of 800 shares each to 4,907 RadioShack store managers and 1,600 shares each to 98 Computer City store managers. The restricted stock awards had a weighted average fair market value of $11.30 per share when granted. This restricted stock was to vest at the end of five years on February 2, 2002, if managers receiving the grants were employed by Tandy at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if Tandy's common stock closed at $16.90625 or more for any 20 consecutive trading days beginning February 1, 1999. At December 31, 1998, it was probable that the 2,579,200 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $82.6 million, including related payroll taxes, was recorded in the December 31, 1998 financial statements. The awards vested on March 1, 1999 and the actual price of the stock and the number of shares vested differed slightly from estimated accrual at December 31, 1998.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $34.6 million for 1998 versus $32.9 million for 1997. Interest expense decreased slightly during 1998, due to a corresponding decrease in Tandy's average debt outstanding during 1998 as well as to a small decrease in short-term interest rates for the year.

Interest income decreased in 1998 due to the repayment of the InterTAN, Inc. ("InterTAN") note receivable on December 31, 1997, offset by interest received on the note receivable from CompUSA for $136.0 million. Interest income relating to Fry's Electronics, Inc. and its affiliates ("Fry's) notes receivables resulted from the 1997 sale of assets and real estate of six Incredible Universe stores.

PROVISION FOR INCOME TAXES

The provision for income taxes reflected an effective tax rate of 38.5% for both 1998 and 1997.

AMERILINK ACQUISITION
On July 30, 1999, Tandy acquired AmeriLink in an all stock transaction valued at approximately $75.8 million. Tandy exchanged approximately 1.8 million shares of Tandy common stock for all of the outstanding common stock of AmeriLink. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition, which resulted in approximately $50.7 million of goodwill being recorded in other assets in the accompanying 1999 Consolidated Balance Sheet. The associated goodwill will be amortized over 20 years. AmeriLink designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. AmeriLink will continue to provide these services to outside parties and also to RadioShack, through AmeriLink's RadioShack Installation Services Division. Services for RadioShack in 2000 will consist primarily of customer DIRECTV installations; however, new services such as home theater and broadband Internet access, among others, will be added as RadioShack's needs dictate. At February 25, 2000, AmeriLink had 76 field offices located in 26 states.

RADIOSHACK.COM, LLC
In October 1999, Tandy launched its e-commerce enabled website, www.RadioShack.com. On November 10, 1999, Tandy and Microsoft formed a limited liability company, RadioShack.com, LLC ("RS.com"), for the purpose of marketing and selling electronics products on the Internet. Tandy contributed assets and also extended a royalty-free license for certain trademarks and service marks to RS.com, and Microsoft contributed cash of $100.0 million on January 4, 2000. Tandy owns 100% of the common units of RS.com, while Microsoft owns 100% of the preferred units and Tandy will include RS.com in its consolidated financial statements. Tandy is entitled to receive 75% of the profits and losses of RS.com, while Microsoft will receive 25%; however, the preferred units have liquidation rights which could impact the allocation of profits and losses between the unit holders. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require Tandy to purchase its units and Tandy has the right to purchase Microsoft's units. Also, in the event of liquidation, the preferred units have preferential rights to recover their initial investment.

During 2000, RadioShack and Microsoft will jointly redesign and reengineer the www.RadioShack.com website, incorporating current Microsoft technology. The planned result will be a full-featured online e-commerce site where customers can go for a wide range of electronics products, parts and services. Among other features, customers will have the ability to obtain answers to frequently asked questions on electronics through www.RadioShack.com's "Ask the Shack" feature, as well as the ability to download instruction manuals and service documents relating to electronics products. Management anticipates that the newly designed website will be relaunched during the third quarter of 2000, and it believes that www.RadioShack.com will become a premier destination site for electronics products, services, information, answers and solutions for consumer and commercial customers. As of March 1, 2000, there were over 20,000 different products on the website.

Additionally, Microsoft will provide www.RadioShack.com premier placement across the MSN(TM) network, Microsoft's Internet access service, and its online properties, including the newly-launched MSN eShop(TM) online shopping service site (http://eshop.msn.com/). Through its presence on eShop, www.RadioShack.com will be able to take advantage of the portal leadership of MSN to reach a broad audience of customers on the Internet.

SALE OF COMPUTER CITY, INC.
On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. In the third quarter of 1998, Tandy received approximately $75.0 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The amount of cash to be retained was subject to adjustment and in the fourth quarter of 1998 the amount of cash consideration was reduced to $36.5 million. The note bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year; the first payment was made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. Tandy recognized a loss of $108.2 million from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy.

Computer City's results from operations through August 31, 1998 are included in the accompanying Consolidated Financial Statements. Below is a summary of net sales and operating revenues and net losses (unaudited) for Computer City for each year ended December 31:

(In millions)                            1999           1998(1)        1997
-------------                           ------          ------        ------
Net sales and operating revenues        $   --         $1,196.7      $1,903.7
Operating loss                              --            (95.6)        (14.9)

(1) Includes operations for only eight months, due to sale to CompUSA on August 31, 1998.

On March 1, 2000, Grupo Sanborns, S.A. de C.V. ("Sanborns") and TPC Acquisition Corporation, a wholly owned subsidiary of Sanborns, acquired CompUSA. Tandy's management does not believe that this acquisition will have a negative impact on CompUSA's ability to repay its obligation to Tandy.

1996 BUSINESS RESTRUCTURING
In the fourth quarter of 1996, Tandy initiated certain restructuring programs resulting from the highly competitive environment in the electronics industry at the time. In conjunction with these programs, in January 1997, Tandy closed 53 McDuff stores and 21 unprofitable Computer City stores. Additionally, Tandy either closed or sold all of its Incredible Universe stores during 1997. The components of the restructuring charge and an analysis of the reserves are outlined in a table in Note 7 - "1996 Business Restructuring" of the Notes. Below is a summary of net sales and operating revenues and operating losses (unaudited) of the stores closed pursuant to the restructuring plans for each year ended December 31:

(In millions)                           1999         1998         1997
-------------                           ----         ----         ----
Net sales and operating revenues     $    --      $    --      $  164.6
Operating loss                            --           --         (30.1)(1)


(1)  Excludes business restructuring charges.

TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT
Under Tandy's Tax Sharing and Tax Benefit Reimbursement Agreement (the "Agreement") with O'Sullivan Industries ("O'Sullivan"), a former subsidiary of Tandy, Tandy receives payments from O'Sullivan approximating the federal tax benefit that O'Sullivan realizes from the increased tax basis of its assets resulting from the initial public offering completed in February 1994. The higher tax basis increases O'Sullivan's tax deductions and, accordingly, reduces income taxes payable by O'Sullivan. For the years ended December 31, 1999, 1998 and 1997, Tandy recognized income of $5.1 million, $6.0 million and $5.8 million, net of tax, respectively, under this Agreement. The Agreement calls for payments to continue to be made over a 15-year time period and are contingent upon O'Sullivan's level of earnings from year to year. In November 1999, members of O'Sullivan's senior management team, in conjunction with a financial buyer, acquired all of O'Sullivan's outstanding common stock. The effect of this change of control on the payments Tandy will receive is currently the subject of an arbitration proceeding between Tandy and O'Sullivan. Depending on the outcome of such arbitration, the amount of payments received under the Agreement could be significantly less than in prior years and/or the timing of such payments could be delayed.

NEW PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to quarters beginning after June 15, 2000. SFAS No. 133 requires a company to record all derivative instruments at fair value on the balance sheet. Tandy does not use derivatives for speculative purposes. As such, its market risk was not material in 1999 and is not expected to be material in 2000.

CASH FLOW AND LIQUIDITY

                                  Year Ended December 31,
                              --------------------------------
(In millions)                   1999        1998        1997
-------------                 --------    --------    --------
Operating activities          $  561.6    $  414.8    $  320.3
Investing activities            (121.0)      (93.0)      (63.9)
Financing activities            (340.5)     (363.2)     (272.0)

In 1999, cash flow provided by operating activities was $561.6 million, compared to $414.8 million and $320.3 million in 1998 and 1997, respectively. Cash flow from net income, adjusted for non-cash items, increased $97.0 million from 1998 to 1999. This increase was primarily due to increased operating profit at RadioShack. The increase in cash flow from operating activities was also positively affected by a $49.8 million increase in cash flow generated from working capital improvements primarily attributable to a $73.0 million increase in accrued income taxes. During 1998, changes in working capital generated $55.2 million of cash flow compared to a use of cash of $72.4 million in 1997. The increase in 1998 was caused primarily by the liquidation of CCI's inventories prior to its sale in August 1998.

Investing activities used $121.0 million in cash in 1999, compared to $93.0 million in 1998 and $63.9 million in 1997. Capital expenditures approximated $102.4 million in 1999, compared to $131.5 million in 1998 and $118.4 million in 1997. Capital expenditures for 1999 consisted primarily of RadioShack store expansions and remodels, upgrades of machinery and expansion in selected distribution centers and manufacturing facilities, updated information systems, including Year 2000 ("Y2K") initiatives, and web development for RadioShack.com. Capital expenditures for 1998 and 1997 were used primarily for retail expansion, upgrading information systems and Computer City infrastructure enhancements prior to the announced sale of CCI in June 1998. Management anticipates that capital expenditure requirements for 2000 will approximate $120.0 million to $125.0 million and will consist primarily of RadioShack future store expansions and remodels, updated information systems and, to a lesser extent, expansions and additions relating to Tandy's distribution and manufacturing facilities, web development for RadioShack.com and the purchase of vehicles for AmeriLink's RadioShack Installation Services Division. In April 1999, Tandy made a $20.0 million dollar investment in NorthPoint. Cash proceeds from the sale of CCI generated $36.5 million in cash in 1998. Cash proceeds in 1997 totaled $57.4 million and related to the sale of various corporate assets and certain Incredible Universe locations, final repayment of the note receivable from InterTAN and the sale of Tandy's remaining shares of AST Research, Inc. common stock.

Cash used by financing activities was $340.5 million in 1999, compared to $363.2 million and $272.0 million in 1998 and 1997, respectively. Purchases of treasury stock required cash of $422.2 million, $337.4 million and $425.6 million in 1999, 1998 and 1997, respectively. (See "Capital Structure and Financial Condition" below for further information on Tandy's stock repurchase programs.) The 1999, 1998 and 1997 stock repurchases were partially funded by $81.5 million, $57.8 million and $50.7 million, respectively, received from the sale of treasury stock to Tandy's employee stock purchase plans and employee stock option exercises. Dividends paid, net of tax, in 1999, 1998 and 1997 amounted to $42.5 million, $44.8 million and $48.2 million, respectively. The decrease in dividends paid in 1999 and 1998 resulted from fewer outstanding shares in those years. On October 25, 1999, Tandy announced a 10% increase in the quarterly cash dividend from $0.050 per share to $0.055 per share, for shareholders of record on January 3, 2000. Medium-term notes issued by Tandy under its 1997 Debt Shelf Registration Statement provided approximately $101.0 and $45.0 million in cash in 1999 and 1998, respectively, the majority of which was used to repay current maturities of long-term debt. In 1999, Tandy used excess cash flow to decrease short-term debt from the prior year by $42.3 million and in 1998, Tandy used excess cash flow to decrease its short-term debt from the prior year by $44.9 million. Tandy ended 1999 with approximately $100.0 million in additional cash as part of its Y2K readiness planning. It is anticipated that cash balances in the future will be less than $100.0 million.

The current credit ratings for Tandy, which are generally considered investment grade, follow:

                                           Standard       Duff &
Category                     Moody's      and Poor's      Phelps
--------                     -------      ----------      ------
Medium-Term Notes             Baa1           A-            A-
ESOP Senior Notes             Baa1           A-            N/A
Commercial Paper              P-2            A-2           D-1-

CAPITAL STRUCTURE AND FINANCIAL CONDITION
Tandy's balance sheet and financial condition continue to be strong. Tandy's available borrowing facilities as of December 31, 1999 are detailed in Note 12 - "Indebtedness and Borrowing Facilities" of the Notes.

On March 3, 1997, Tandy announced that its Board of Directors authorized management to purchase up to 20.0 million additional shares of its common stock through Tandy's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of Tandy's stock. The share increase for 1997 brought the total authorization since inception to 60.0 million shares, of which approximately 56.7 million shares totaling $949.2 million were repurchased as of December 31, 1999. Approximately
4.8 million shares were repurchased in 1999 for $203.4 million under the program. An additional 1.6 million shares have been repurchased from January 1, 2000 to February 29, 2000 for $70.5 million.

Additionally, on October 26, 1998, Tandy announced that its Board of Directors authorized the repurchase of up to 10.0 million shares of Tandy's common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans (see Note 19 - "Stock Options and Performance Awards" of the Notes). Approximately 4.2 million shares were repurchased in 1999 for $190.7 million, bringing the total share repurchase at December 31, 1999 under this program to 7.0 million shares totaling $254.5 million. An additional 1.9 million shares were repurchased for $93.7 million from January 1, 2000 to February 29, 2000.

These purchases under the two share repurchase programs described above are in addition to the shares required for employee stock purchase plans, which are purchased throughout the year. Purchases will continue to be made in 2000 in the open market with funding of the programs coming from excess free cash flow and short-term borrowings, if needed.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to 2.0 million put options on Tandy common stock. Such put options grant the purchaser the right to sell shares of Tandy's common stock to Tandy at specified prices upon exercise of the put options. These put options are exercisable only at maturity and can be settled in cash at Tandy's option, in lieu of repurchasing the stock. The issued put options have a maturity of up to six months. Tandy has sold approximately 1.4 million put options since the inception of the program and 0.4 million put options remained outstanding at December 31, 1999. The put options expire on various dates through April 2000. At December 31, 1999 and 1998, the full redemption value of the put options was classified as common stock put options in the accompanying Consolidated Balance Sheets. The related offset was recorded in common stock in treasury, net of premiums received.

Additionally, at their February 23, 2000 meeting, the Board of Directors authorized management to supplement the put option program with equity forwards and increased the number of shares subject to put options and equity forwards to
4.6 million shares. The Board of Directors also extended the expiration date for the program to no later than December 31, 2002. Put options and equity forwards will continue to be executed from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, Tandy's liquidity and other considerations.

Tandy's primary source of short-term debt consists of short-term seasonal bank debt and commercial paper, which have maturities of less than 90 days. In the second quarter of 1999, Tandy extended the maturity date of its $200.0 million 364-day revolving credit facility to June 2000. Tandy also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes. Annual commitment fees for the facilities are 0.07% of the $200.0 million facility per annum and 0.085% of the $300.0 million facility per annum, whether used or unused. During the second quarter of 2000, Tandy plans to extend the $200.0 million facility to June 2001.

The total debt-to-capitalization ratio was 38.0% at December 31, 1999, 35.6% at December 31, 1998 and 33.6% at December 31, 1997. These increases in the debt-to-capitalization ratios result primarily from a reduction in Tandy's stockholders' equity due to the share repurchase program and the impact of divested businesses.

In May 1997, Tandy filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the Securities and Exchange Commission, which was declared effective in August 1997. In August 1997, Tandy issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, Tandy issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million, $37.0 million and $32.0 million of medium-term notes were issued in January 1999, August 1999 and September 1999, respectively, completing the remaining 1997 Shelf Registration. Tandy's medium and long-term notes outstanding at December 31, 1999 under the 1997 Shelf Registration totaled $300.0 million, compared to $199.0 million outstanding at December 31, 1998. The interest rates at December 31, 1999 for the outstanding $150.0 million in medium-term notes ranged from 6.09% to 7.35% with a weighted average coupon rate of 6.6%.

Tandy's management believes that its present borrowing capacity is greater than the established credit lines and long-term debt in place. Management also believes that Tandy's cash flow from operations, cash and cash equivalents and its available borrowing facilities are more than adequate to fund planned store and business expansion, to meet debt service and dividend requirements and to fund its share repurchase programs.

INFLATION
Inflation has not significantly impacted Tandy over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future, unless global situations substantially affect the world economy.

YEAR 2000 READINESS DISCLOSURE
Tandy's management recognized the importance of taking necessary action to ensure that its operation and relationships with key vendors, service providers, customers and other third parties would not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of Tandy's computer applications and systems required modifications in order for these systems to be ready for the year 2000.

With its transition plans and teams in place, Tandy successfully completed its Y2K rollover without any major problems or disruptions. All of Tandy's stores, manufacturing facilities, logistics operations, service centers and support areas were fully functional subsequent to the Y2K rollover. Tandy is not aware that any of its major business partners experienced material Y2K issues. Additionally, to date, product returns and repairs at its retail stores have not been significant and management does not anticipate any further activity or disruptions to occur on its part with respect to the Y2K rollover.

Tandy's total Y2K readiness costs were approximately $11.5 million, including $1.1 million paid to external parties for consulting and professional fees. Of the total costs, approximately $4.4 million were incurred in 1999. Tandy funded both the capital and expensed elements of resolving Y2K issues through funds generated from operations. Tandy does not expect to incur any additional significant costs in 2000.

All statements concerning Y2K issues other than historical statements constitute "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with Tandy's disclosures under the heading "Factors That May Affect Future Results."

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to quarters beginning after June 15, 2000. SFAS No. 133 requires a company to record all derivative instruments at fair value on the balance sheet. Tandy does not use derivatives for speculative purposes. As such, its market risk was not material in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The  Index to  Consolidated  Financial  Statements  is  found on page 29.  Tandy
Corporation's   Financial   Statements  and  Notes  to  Consolidated   Financial
Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting. For information relating to the Executive Officers of Tandy, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tandy will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.
    1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 29.

    3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 56, which immediately precedes such exhibits.

Certain instruments defining the rights of holders of long-term debt of Tandy Corporation and its consolidated subsidiaries are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company on a consolidated basis. Tandy hereby agrees to furnish the Securities and Exchange Commission copies of such instruments upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TANDY CORPORATION


March 21, 2000                  /s/ Leonard H. Roberts
                                ----------------------
                                Leonard H. Roberts
                                Chairman, President and Chief Executive Officer,
                                Tandy Corporation
                                President, RadioShack

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tandy Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 21st day of March, 2000.

Signature                     Title


/s/ Leonard H. Roberts       Chairman, President and Chief Executive Officer,
------------------------     Tandy Corporation, President, RadioShack, Director
Leonard H. Roberts           (Chief Executive Officer)

/s/ Dwain H. Hughes          Senior Vice President and Chief Financial Officer
------------------------     (Principal Financial Officer)
Dwain H. Hughes

/s/ Richard L. Ramsey        Vice President and Controller
------------------------     (Principal Accounting Officer)
Richard L. Ramsey

/s/ Frank J. Belatti         Director       /s/ William G. Morton       Director
------------------------                    ------------------------
Frank J. Belatti                            William G. Morton

/s/ Ronald E. Elmquist       Director       /s/ Thomas G. Plaskett      Director
------------------------                    ------------------------
Ronald E. Elmquist                          Thomas G. Plaskett

/s/ Robert J. Kamerschen     Director       /s/ Alfred J. Stein         Director
------------------------                    ------------------------
Robert J. Kamerschen                        Alfred J. Stein

/s/ Lewis F. Kornfeld, Jr.   Director       /s/  William E. Tucker      Director
------------------------                    ------------------------
Lewis F. Kornfeld, Jr.                      William E. Tucker

/s/ Jack L. Messman          Director       /s/  Edwina D. Woodbury     Director
------------------------                    ------------------------
Jack L. Messman                             Edwina D. Woodbury

                                TANDY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Accountants...............................            30
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1999...................            31
Consolidated Balance Sheets at December 31, 1999
  and December 31, 1998.........................................            32
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...................            33
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.........          34-35
Notes to Consolidated Financial Statements......................          36-54

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

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Tandy Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 29 present fairly, in all material respects, the financial position of Tandy Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
February 23, 2000

CONSOLIDATED STATEMENTS OF INCOME
Tandy Corporation and Subsidiaries

                                                                Year Ended December 31,
                                          -------------------------------------------------------------------
                                                 1999                    1998                    1997
                                                       % of                    % of                    % of
(In millions, except per share amounts)  Dollars     Revenues    Dollars     Revenues    Dollars     Revenues
-------------------------------------------------------------------------------------------------------------
Net sales and operating revenues         $4,126.2       100.0%   $4,787.9       100.0%   $5,372.2       100.0%
Cost of products sold                     2,042.7        49.5     2,783.5        58.1     3,357.9        62.5
                                         --------    --------    --------    --------    --------    --------
Gross profit                              2,083.5        50.5     2,004.4        41.9     2,014.3        37.5
                                         --------    --------    --------    --------    --------    --------
Expenses (income):
  Selling, general and administrative     1,486.4        36.0     1,580.3        33.0     1,580.3        29.4
  Depreciation and amortization              90.2         2.2        99.0         2.1        97.2         1.8
  Interest income                           (20.4)       (0.5)      (10.8)       (0.2)      (13.2)       (0.2)
  Interest expense                           37.2         0.9        45.4         0.9        46.1         0.9
  Restricted stock awards                     9.6         0.2        82.6         1.7        --          --
  Provision for loss on sale of
   Computer City                             --          --         108.2         2.3        --          --
                                         --------    --------    --------    --------    --------    --------
                                          1,603.0        38.8     1,904.7        39.8     1,710.4        31.9
                                         --------    --------    --------    --------    --------    --------

Income before income taxes                  480.5        11.7        99.7         2.1       303.9         5.7
Provision for income taxes                  182.6         4.5        38.4         0.8       117.0         2.2
                                         --------    --------    --------    --------    --------    --------
Net income                                  297.9         7.2        61.3         1.3       186.9         3.5

Preferred dividends                           5.5         0.1         5.8         0.1         6.1         0.1
                                         --------    --------    --------    --------    --------    --------
Net income available to common
  shareholders                           $  292.4         7.1%   $   55.5         1.2%   $  180.8         3.4%
                                         ========    ========    ========    ========    ========    ========

Net income available per common
 share:

     Basic                               $   1.51                $   0.28                $   0.84
                                         ========                ========                ========
     Diluted                             $   1.43                $   0.27                $   0.82
                                         ========                ========                ========

Shares used in computing earnings
 per common share:

     Basic                                  194.2                   201.2                   214.4
                                         ========                ========                ========
     Diluted                                205.0                   211.4                   224.5
                                         ========                ========                ========

Dividends declared per common share      $  0.205                $  0.200                $  0.200
                                         ========                ========                ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED BALANCE SHEETS
Tandy Corporation and Subsidiaries
                                                          December 31,
                                                     --------------------
(In millions, except for share amounts)                1999        1998
-------------------------------------------------------------    --------
Assets
Current assets:
  Cash and cash equivalents                          $  164.6    $   64.5
  Accounts and notes receivable, less
   allowance for doubtful accounts                      286.1       215.2
  Inventories, at lower of cost or market               861.4       912.1
  Other current assets                                   91.2       106.8
                                                     --------    --------
    Total current assets                              1,403.3     1,298.6
                                                     --------    --------

Property, plant and equipment, at cost,
 less accumulated depreciation                          446.8       433.8

Other assets, net of accumulated amortization           291.9       261.2
                                                     --------    --------
Total assets                                         $2,142.0    $1,993.6
                                                     ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities       $  188.9    $  233.2
  of long-term debt
  Accounts payable                                      234.8       206.4
  Accrued expenses                                      350.8       334.4
  Income taxes payable                                  150.7       105.5
                                                     --------    --------
    Total current liabilities                           925.2       879.5
                                                     --------    --------

Long-term debt, excluding current maturities            319.4       235.1
Other non-current liabilities                            45.7        27.5
                                                     --------    --------

    Total other liabilities                             365.1       262.6
                                                     --------    --------

Common stock put options                                 21.0         3.3

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares
   authorized
  Series A junior participating, 300,000 and
   100,000 shares designated in 1999 and 1998,
   respectively, and none issued                         --          --
  Series B convertible (TESOP), 100,000 shares
   authorized; 72,800 and 77,000 shares issued,
   respectively                                          72.8       100.0
  Common stock, $1 par value, 250,000,000 shares
   authorized; 235,840,000 and 139,184,000 shares
   issued, respectively                                 235.8       139.2
  Additional paid-in capital                             82.4       109.7
  Retained earnings                                   1,353.3     1,693.4
  Treasury stock, at cost; 45,113,000 and
   41,747,000 shares, respectively                     (892.3)   (1,161.6)
  Unearned deferred compensation                        (20.5)      (31.5)
  Accumulated other comprehensive loss                   (0.8)       (1.0)
                                                     --------    --------
   Total stockholders' equity                           830.7       848.2
                                                     --------    --------
Commitments and contingent liabilities
Total liabilities and stockholders' equity           $2,142.0    $1,993.6
                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tandy Corporation and Subsidiaries

                                                                Year Ended December 31,
                                                           --------------------------------
(In millions)                                                1999        1998        1997
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $  297.9    $   61.3    $  186.9
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Restricted stock awards                                     9.6        82.6        --
    Provision for loss on sale of Computer City                --         108.2        --
    Depreciation and amortization                              90.2        99.0        97.2
    Deferred income taxes and other items                      49.0        (4.0)      106.0
    Provision for credit losses and bad debts                   9.9        12.5         2.6
  Changes in operating assets and liabilities:
    Receivables                                               (38.3)      (36.7)       (5.9)
    Inventories                                                52.6        85.6       163.8
    Other current assets                                       15.1        17.7       (20.7)
    Accounts payable, accrued expenses and income taxes        75.6       (11.4)     (209.6)
                                                           --------    --------    --------
Net cash provided by operating activities                     561.6       414.8       320.3
                                                           --------    --------    --------

Investing activities:
  Additions to property, plant and equipment                 (102.4)     (131.5)     (118.4)
  Proceeds from sale of property, plant and equipment           5.6         6.7        12.7
  Proceeds from sale of Computer City                          --          36.5        --
  Proceeds from sale of AST common stock                       --          --          23.8
  Investment in NorthPoint Communications                     (20.0)       --          --
  Payment received on InterTAN note                            --          --          20.9
  Other investing activities                                   (4.2)       (4.7)       (2.9)
                                                           --------    --------    --------
Net cash used by investing activities                        (121.0)      (93.0)      (63.9)
                                                           --------    --------    --------

Financing activities:
  Purchases of treasury stock                                (422.2)     (337.4)     (425.6)
  Proceeds from sale of common stock put options                4.4         0.3        --
  Sale of treasury stock to employee stock plans               39.5        35.4        35.2
  Proceeds from exercise of stock options                      42.0        22.4        15.5
  Dividends paid                                              (42.5)      (44.8)      (48.2)
  Changes in short-term borrowings, net                       (42.3)      (44.9)       43.6
  Additions to long-term borrowings                           100.6        45.7       149.8
  Repayments of long-term borrowings                          (20.0)      (39.9)      (42.3)
                                                           --------    --------    --------
Net cash used by financing activities                        (340.5)     (363.2)     (272.0)
                                                           --------    --------    --------


Increase/(decrease) in cash and cash equivalents              100.1       (41.4)      (15.6)
Cash and cash equivalents, beginning of period                 64.5       105.9       121.5
                                                           --------    --------    --------
Cash and cash equivalents, end of period                   $  164.6    $   64.5    $  105.9
                                                           ========    ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Tandy Corporation and Subsidiaries


                                                                   Common Stock                 Treasury Stock
                                                Preferred       -------------------        ---------------------
(In millions)                                     Stock         Shares      Dollars        Shares        Dollars
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    $ 100.0           85.6     $  85.6          (28.4)     $(1,164.5)
Comprehensive income:
 Net income                                          --             --          --             --             --
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments
   Reclassification for losses included in
    net income
   Net unrealized loss on foreign currency
    translation
   Unrealized gain on securities
   Reclassification for gains included in
    net income
   Net unrealized gain on securities
  Other comprehensive income                         --             --          --             --             --
Comprehensive income
Purchase of treasury stock                           --             --          --           (9.1)        (412.1)
Sale of treasury stock to employee stock
 plans                                               --             --          --            0.8           26.5
Exercise of stock options and grant of stock
 awards                                              --             --          --            0.7           23.9
Series B convertible stock dividends,
 net of taxes of $2.1                                --             --          --             --             --
Deferred compensation earned                         --             --          --             --             --
Repurchase of preferred stock                        --             --          --             --           (4.5)
Common stock cash dividends declared                 --             --          --             --             --
Two-for-one common stock split                       --           52.7        52.7             --          694.6
                                                -----------------------------------------------------------------
Balance at December 31, 1997                      100.0          138.3       138.3          (36.0)        (836.1)
Comprehensive income:
 Net income                                          --             --          --             --             --
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments
  Reclassification for losses included in
   net income
  Net unrealized gain on foreign currency
   translation
 Other comprehensive income                          --             --          --             --             --
Comprehensive income
Purchase of treasury stock                           --             --          --           (7.5)        (339.3)
Sale of treasury stock to employee stock
 plans                                               --             --          --            0.8           19.3
Restricted stock awards                              --            0.9         0.9           (0.3)         (29.1)
Exercise of stock options and grant of stock
 awards                                              --             --          --            1.2           29.9
Series B convertible stock dividends,
 net of taxes of $2.1                                --             --          --             --             --
Deferred compensation earned                         --             --          --             --             --
Repurchase of preferred stock                        --             --          --             --           (6.3)
Common stock cash dividends declared                 --             --          --             --             --
                                                -----------------------------------------------------------------
Balance at December 31, 1998                      100.0          139.2       139.2          (41.8)      (1,161.6)
Comprehensive income:
 Net income                                          --             --          --             --             --
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments
 Other comprehensive income                          --             --          --             --             --
Comprehensive income
Purchase of treasury stock                           --             --          --           (8.5)        (435.9)
Common stock put options                             --             --          --             --          (16.1)
Sale of treasury stock to employee stock
 plans                                               --             --          --            0.4            9.3
Restricted stock awards                              --             --          --             --            1.5
Purchase of AmeriLink Corporation                    --             --          --            1.8           25.5
Dealer/Franchisee Rewards Program                    --             --          --             --            0.8
Exercise of stock options and grant of stock
 awards                                              --             --          --            3.0           51.6
Series B convertible stock dividends,
 net of taxes of $1.9                                --             --          --             --             --
Deferred compensation earned                         --             --          --             --             --
Cancellation of preferred stock, net of
 repurchases                                      (27.2)            --          --             --           28.8
Common stock cash dividends declared                 --             --          --             --             --
Two-for-one common stock split                       --           96.6        96.6             --          603.8
                                                -----------------------------------------------------------------
Balance at December 31, 1999                    $  72.8          235.8      $235.8          (45.1)      $ (892.3)
                                                =================================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Tandy Corporation and Subsidiaries


                                                                           Unearned    Accumulated
                                                   Additional              Deferred       Other
                                                    Paid-In     Retained    Compen-    Comprehensive             Comprehensive
(In millions)                                       Capital     Earnings    sation        Loss         Total        Income
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       $  105.3     $2,188.9   $  (46.9)   $   (3.6)      $1,264.8
Comprehensive income:
 Net income                                              --        186.9         --          --          186.9     $ 186.9
                                                                                                                   ---------
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                                            (1.8)
  Reclassification for losses included
   in net income                                                                                                       1.1
                                                                                                                   ---------
  Net unrealized loss on foreign
   currency translation                                                                                               (0.7)
                                                                                                                   ---------
  Unrealized gain on securities                                                                                        3.4
  Reclassification for gains included
   in net income                                                                                                      (0.8)
                                                                                                                   ---------
  Net unrealized gain on securities                                                                                    2.6
                                                                                                                   ---------
 Other comprehensive income                              --           --         --         1.9            1.9         1.9
Comprehensive income                                                                                               $ 188.8
                                                                                                                   =========
Purchase of treasury stock                               --           --         --          --         (412.1)
Sale of treasury stock to employee stock
 plans                                                  8.7           --         --          --           35.2
Exercise of stock options and grant of                  0.5           --         --          --           24.4
 stock awards
Series B convertible stock dividends,
 net of taxes of $2.1                                    --         (4.0)        --          --           (4.0)
Deferred compensation earned                             --           --        9.5          --            9.5
Repurchase of preferred stock                            --           --         --          --           (4.5)
Common stock cash dividends declared                     --        (43.2)        --          --          (43.2)
Two-for-one common stock split                        (95.3)      (652.3)        --          --           (0.3)
                                                   -------------------------------------------------------------
Balance at December 31, 1997                           19.2      1,676.3      (37.4)       (1.7)       1,058.6
Comprehensive income:
 Net income                                              --         61.3         --          --           61.3     $  61.3
                                                                                                                   ---------
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                                            (0.7)
  Reclassification for losses included
   in net income                                                                                                       1.4
                                                                                                                   ---------
  Net unrealized gain on foreign
   currency translation                                                                                                0.7
                                                                                                                   ---------
 Other comprehensive income                              --           --         --         0.7            0.7         0.7
                                                                                                                   ---------
Comprehensive income                                                                                               $  62.0
                                                                                                                   =========
Purchase of treasury stock                               --           --         --          --         (339.3)
Sale of treasury stock to employee stock
 plans                                                 16.0           --         --          --           35.3
Restricted stock awards                                68.8           --       (4.2)          --          36.4
Exercise of stock options and grant of
 stock awards                                           5.7           --         --          --           35.6
Series B convertible stock dividends,
 net of taxes of $2.1                                    --         (3.7)        --          --           (3.7)
Deferred compensation earned                             --           --       10.1          --           10.1
Repurchase of preferred stock                            --           --         --          --           (6.3)
Common stock cash dividends declared                     --        (40.5)        --          --          (40.5)
                                                   -------------------------------------------------------------
Balance at December 31, 1998                          109.7      1,693.4      (31.5)       (1.0)         848.2
Comprehensive income:
 Net income                                              --        297.9         --          --          297.9     $ 297.9
                                                                                                                   ---------
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                                             0.2
                                                                                                                   ---------
 Other comprehensive income                              --           --         --         0.2            0.2         0.2
                                                                                                                   ---------
Comprehensive income                                                                                               $ 298.1
                                                                                                                   =========
Purchase of treasury stock                               --           --         --          --         (435.9)
Common stock put options                                2.8           --         --          --          (13.3)
Sale of treasury stock to employee stock
 plans                                                 30.3           --         --          --           39.6
Restricted stock awards                               (10.6)          --       (0.5)         --           (9.6)
Purchase of AmeriLink Corporation                      43.7           --         --          --           69.2
Dealer/Franchisee Rewards Program                       0.9           --         --          --            1.7
Exercise of stock options and grant of
 stock awards                                          28.6           --         --          --           80.2
Series B convertible stock dividends,
 net of taxes of $1.9                                    --         (3.6)        --          --           (3.6)
Deferred compensation earned                             --           --       11.5          --           11.5
Cancellation of preferred stock, net of
 repurchases                                             --        (18.0)        --          --          (16.4)
Common stock cash dividends declared                     --        (38.6)        --          --          (38.6)
Two-for-one common stock split                       (123.0)      (577.8)        --          --           (0.4)
                                                   -------------------------------------------------------------
Balance at December 31, 1999                         $ 82.4     $1,353.3    $ (20.5)    $  (0.8)      $  830.7
                                                   =============================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tandy Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
Tandy Corporation ("Tandy" or the "Company"), through its 7,100 plus RadioShack company-owned and dealer/franchise outlets, is the nation's largest consumer electronics chain. RadioShack's sales and operating revenues relate to private label and branded consumer electronics, brand name personal computers, wireless communication products and services, telephony and "direct-to-home" satellite systems. Additionally, Tandy operates certain related retail support groups and consumer electronics manufacturing businesses.

Another retail concept, Computer City, Inc. ("CCI" or "Computer City"), was sold effective August 31, 1998. Computer City sales related to personal computer hardware and software, printers, peripheral equipment and accessories sold through retail locations and direct sales to corporate, government and education customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of Tandy and its majority owned subsidiaries. CCI was included in Consolidated Financial Statements through August 31, 1998, the date of its sale. Investments in 20% to 50% owned companies are accounted for on the equity method. Significant intercompany transactions are eliminated in consolidation.

Pervasiveness of Estimates: The preparation of financial statements, in conformity with accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the respective local currency. Translation gains or losses related to net assets located outside the United States are shown as a component of accumulated other comprehensive loss and are classified in the equity section of the balance sheet.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Marketable Securities: Marketable securities are marked to market based upon market value fluctuations and resulting adjustments, net of deferred taxes, are reported as a component of stockholders' equity until realized. Declines in fair market value that are considered to be other than temporary are recognized in earnings and establish a new cost basis for the security. Realized gains and losses are included in earnings and are determined on the specific identification method. In April 1999, Tandy made an investment in NorthPoint Communications, Inc. ("NorthPoint") common stock. This investment is included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 1999 and is designated as "securities available for sale." At December 31, 1999, the fair value of Tandy's investment in NorthPoint was equal to its cost.

Accounts Receivable and Allowance For Doubtful Accounts: An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising Tandy's customer base and their location in many different geographic areas of the country. However, Tandy does have some concentration of credit risk in the wireless telephone and direct-to-home satellite services industries due to increased sales and outstanding balances as of December 31, 1999 from these service providers.

Inventories: Inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Property,  Plant and  Equipment:  Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gains or losses are included in selling, general and administrative ("SG&A") expense. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital leases is included in depreciation and amortization in the Consolidated Statements of Income.

Capitalized Software Costs: Tandy capitalizes qualifying costs relating to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges from three to five years.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected life of the underlying assets. Goodwill was $52.9 million and $3.2 million, net of accumulated amortization of $0.9 million and $0.4 million at December 31, 1999 and 1998, respectively. Goodwill and amortization expense for 1999 related primarily to the acquisition of AmeriLink Corporation ("AmeriLink") in July 1999 (see Note 5 - "AmeriLink Acquisition").

Impairment of Long-Lived Assets: Long-lived assets (primarily property, plant and equipment and goodwill) held and used by Tandy or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities or their varying interest rate.

Revenues: Retail sales are recorded on the accrual basis. Residual income is recognized based upon the contractual percentage of each customer's monthly bill.

Extended Service Contracts: Tandy's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 60 months. Tandy offers these contracts on behalf of an unrelated third party, who is named as obligor on these contracts. Tandy is not named as an obligor on these contracts. In these circumstances, Tandy's share of commission revenue is recognized as income at the time of sale.

During 1997, Tandy sold its own extended service contracts in one state. Revenues from the sale of these contracts are recognized ratably over the lives of the contracts. Costs directly related to sales of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds related unearned revenue.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, Tandy recognizes future tax benefits to the extent that realization of such benefits are more likely than not.

Earnings Per Share: Basic earnings per share is computed based only on the weighted average number of common shares outstanding for each period presented. Dilutive earnings per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculation for the years ended December 31, 1999, 1998 and 1997:

                                        1999                                1998                                1997
                        ----------------------------------  ----------------------------------   -----------------------------------
(In millions, except       Income       Shares    Per Share    Income       Shares    Per Share    Income       Shares    Per Share
 per share amounts)     (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
 ------------------     ----------- ------------- ---------  ----------- ------------- --------  ----------- ------------- ---------
Net income               $  297.9                            $   61.3                            $  186.9
Less: Preferred
 stock dividends             (5.5)                               (5.8)                               (6.1)
                         ---------                           ---------                           ---------

Basic EPS
Net income available to
 common shareholders        292.4       194.2    $   1.51        55.5       201.2    $   0.28       180.8       214.4    $   0.84
                                                 =========                           =========                           =========
Effect of dilutive
 securities:
Plus dividends on
 Series B preferred
 stock                        5.5                                 5.8                                 6.1
Additional contribution
 required for TESOP if
 preferred stock had
 been converted              (4.1)        6.5                    (4.1)        6.8                    (3.9)        7.1
Stock options                             4.3                                 3.4                                 3.0
                         ---------   ---------               ---------   ---------               ---------   ---------

Diluted EPS
Net income available to
 common shareholders
 plus assumed
 conversions             $  293.8       205.0    $   1.43    $   57.2       211.4    $   0.27    $  183.0       224.5    $   0.82
                         =========   =========   =========   =========   =========   =========   =========   =========   =========

Options to purchase 3.3 million, 3.4 million and 1.4 million shares of common stock in 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year.

Stock-Based  Compensation:  Tandy has  adopted  SFAS No.  123,  "Accounting  for
Stock-Based Compensation" ("FAS 123"), on a disclosure basis only. Tandy measures compensation costs under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.

Advertising Costs: All advertising costs of Tandy are expensed the first time the advertising takes place. Advertising expense was $199.9 million, $208.7 million and $195.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Comprehensive Income (Loss): Effective January 1, 1998, Tandy adopted SFAS No. 130, "Reporting Comprehen-sive Income." Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except those changes resulting from investments by owners and distributions to owners.

The following tables summarize the tax effects of other comprehensive income and the cumulative amount of the separate components of other comprehensive loss for the years ended December 31, 1999, 1998 and 1997:

Tax Effects of Other Comprehensive Income

                                      1999                         1998                          1997
                           ---------------------------   --------------------------   ---------------------------
                           Pre-Tax     Tax    After Tax  Pre-Tax    Tax    After Tax  Pre-Tax     Tax    After Tax
(In millions)              Amount    Expense    Amount   Amount   Expense    Amount   Amount    Benefit    Amount
 -----------               -------   -------   -------   -------  -------   -------   -------   -------   -------
Foreign currency
 translation adjustments   $   0.3   $   0.1   $   0.2   $ (1.2)  $ (0.5)   $ (0.7)   $ (2.9)   $ (1.1)   $ (1.8)
Less: Reclassification
 adjustment for losses
 included in net income       --        --        --        2.3      0.9       1.4       1.8       0.7       1.1
                           ---------------------------   --------------------------   ---------------------------
Net unrealized gain (loss)     0.3       0.1       0.2      1.1      0.4       0.7      (1.1)     (0.4)     (0.7)
                           ---------------------------   --------------------------   ---------------------------

Unrealized gain  on
securities                    --        --        --       --       --        --         5.3       1.9       3.4
Less: Reclassification
 adjustment for gains
 included in net income       --        --        --       --       --        --        (1.3)     (0.5)     (0.8)
                           ---------------------------   --------------------------   ---------------------------
Net unrealized gain           --        --        --       --       --        --         4.0       1.4       2.6
                           ---------------------------   --------------------------   ---------------------------
Other comprehensive income $   0.3   $   0.1   $   0.2   $  1.1   $  0.4    $  0.7    $  2.9    $  1.0    $  1.9
                           ===========================   ==========================   ===========================

Cumulative Amount of Separate Components of Other Comprehensive Loss

                                                         Current
                                            Beginning    Period      Ending
(In millions)                                Balance     Change      Balance
-------------                                --------    --------    --------
1999
----
Foreign currency translation adjustment      $  (1.0)    $   0.2     $  (0.8)
Unrealized gain on securities                   --          --          --
                                             --------    --------    --------
Accumulated other comprehensive loss         $  (1.0)    $   0.2     $  (0.8)
                                             ========    ========    ========

1998
----
Foreign currency translation adjustment      $  (1.7)    $   0.7     $  (1.0)
Unrealized gain on securities                   --          --          --
                                             --------    --------    --------
Accumulated other comprehensive loss         $  (1.7)    $   0.7     $  (1.0)
                                             ========    ========    ========

1997
----
Foreign currency translation adjustment      $  (1.0)    $  (0.7)    $  (1.7)
Unrealized gain on securities                   (2.6)        2.6        --
                                             --------    --------    --------
Accumulated other comprehensive loss         $  (3.6)    $   1.9     $  (1.7)
                                             ========    ========    ========

New Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to quarters beginning after June 15, 2000. SFAS No. 133 requires a company to record all derivative instruments at fair value on the balance sheet. Tandy does not use derivatives for speculative purposes. As such, its market risk was not material in 1999.

NOTE 3 - STOCK SPLIT
On May 20, 1999, Tandy's Board of Directors declared a two-for-one split of Tandy common stock, payable on June 21, 1999. This resulted in the issuance of
96.6 million shares of common stock along with a corresponding decrease of $96.6 million in additional paid-in capital. Treasury shares were not split. However, an adjustment was made to Tandy's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares by reducing paid-in capital and retained earnings). All references to the number of shares (other than common stock issued or outstanding on the 1998 Consolidated Balance Sheet and 1997 and 1998 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends, and any other reference to shares in the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements ("Notes"), unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in Tandy's common stock have also been adjusted or amended to reflect the split.

NOTE 4 - SALE OF COMPUTER CITY, INC.
On August 31, 1998, Tandy completed the sale of 100% of the outstanding common stock of its Computer City, Inc. subsidiary to CompUSA Inc. ("CompUSA"). In the third quarter of 1998, Tandy received approximately $75.0 million in cash and an unsecured subordinated note for $136.0 million as consideration for the sale. The amount of cash to be retained was subject to adjustment and in the fourth quarter of 1998 the amount of cash consideration was reduced to $36.5 million. Tandy recognized a loss of $108.2 million in 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by Tandy.

The note bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year, with the first payment made on December 31, 1998. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. Tandy intends to hold the subordinated note until maturity. The note had an estimated fair value of $133.0 million at December 31, 1999.

Computer City's results from operations through August 31, 1998 are included in the accompanying Consolidated Financial Statements. Below is a summary of net sales and operating revenues and net losses, for Computer City:

(In millions)                                1999        1998(1)         1997
 -----------                                ------       ------         ------
Net sales and operating revenues         $    --        $1,196.7       $1,903.7
Operating loss                                --           (95.6)         (14.9)

(1) Includes operations for only eight months, due to sale to CompUSA on August 31, 1998.

NOTE 5 - AMERILINK ACQUISITION
On July 30, 1999, Tandy acquired AmeriLink in an all stock transaction valued at approximately $75.8 million. Tandy exchanged approximately 1.8 million shares of Tandy common stock for all of the outstanding common stock of AmeriLink. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition, which resulted in approximately $50.7 million of goodwill being recorded in other assets on the accompanying 1999 Consolidated Balance Sheet. The associated goodwill will be amortized over 20 years.

NOTE 6 - RADIOSHACK.COM, LLC
In October 1999, Tandy launched its e-commerce enabled website, www.RadioShack.com. On November 10, 1999, Tandy and Microsoft formed a limited liability company, RadioShack.com, LLC ("RS.com"), for the purpose of marketing and selling electronics products on the Internet. Tandy contributed assets and also extended a royalty-free license for certain trademarks and service marks to RS.com and Microsoft contributed cash of $100.0 million on January 4, 2000. Tandy owns 100% of the common units of RS.com, while Microsoft owns 100% of the preferred units and Tandy will include RS.com in its consolidated financial statements. Tandy is entitled to receive 75% of the profits and losses of RS.com, while Microsoft will receive 25%; however, the preferred units have liquidation rights which could impact the allocation of profits and losses between the unit holders. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require Tandy to purchase its units and Tandy has the right to purchase Microsoft's units. Also, in the event of liquidation, the preferred units have preferential rights to recover their initial investment.

NOTE 7 - 1996 BUSINESS RESTRUCTURING
In the fourth quarter of 1996, Tandy initiated certain restructuring programs resulting from the highly competitive environment in the electronics industry at the time. In conjunction with these programs, Tandy closed 53 McDuff stores and 21 unprofitable Computer City stores in January 1997. Additionally, Tandy either closed or sold all of its Incredible Universe stores during 1997. During 1997, Tandy sold the assets related to several closed stores, including the sale of the real estate, related fixed assets and inventory of six Incredible Universe stores, to Fry's Electronics, Inc. and its affiliates ("Fry's). These six stores were sold for approximately $21.5 million in cash and $97.4 million in notes receivable with no material gain or loss recognized upon the sale. At December 31, 1999, the notes receivable balance was $26.3 million with interest rates ranging from 6.57% to 6.70% and maturity dates in 2001 and 2002. Tandy intends to hold the notes until maturity. The notes had an estimated fair value of $25.0 million at December 31, 1999.

Net sales and operating revenues and operating losses of the stores closed pursuant to the restructuring plans are shown below for each year ended December 31 (unaudited):

(In millions)                           1999         1998         1997
-------------                           ----         ----         ----

Net sales and operating revenues     $    --      $    --      $  164.6
Operating loss                            --           --         (30.1)(1)

(1)    Excludes business restructuring charges.

The following schedule is an analysis of additional reserves and charges related to future lease obligations, real estate costs, disposition of fixed assets, employee termination expenses and contract cancellation costs pertaining to these restructuring programs for the periods ending December 31, 1997, 1998 and 1999.

1996 Business Restructuring

                                       Charges                       Charges                                 Charges
                             Balance   Addition  1/1/97-   Balance   Addition  1/1/98-   Balance   Addition  1/1/99-   Balance
(In millions)                12/31/96  Reserves  12/31/97  12/31/97  Reserves  12/31/98  12/31/98  Reserves  12/31/99  12/31/99
-------------                -------- -------    -------   -------   -------   -------   -------   -------   -------   -------
Real estate obligations        93.5      11.6     (78.1)     27.0       6.5     (14.1)   $ 19.4      --        (5.6)   $ 13.8
Disposal of fixed assets       --        --        --        --        --        --        --        --        --        --
Inventory impairment           --        --        --        --        --        --        --        --        --        --
Termination benefits            4.6      --        (4.6)     --        --        --        --        --        --        --
Contract termination costs     13.2      --       (13.2)     --        --        --        --        --        --        --
Other                          26.4      --       (24.8)      1.6      --        (0.8)      0.8      --        (0.1)      0.7
                             -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Total                         137.7      11.6    (120.7)     28.6       6.5     (14.9)   $ 20.2      --        (5.7)   $ 14.5
                             =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

NOTE 8 - CASH EQUIVALENTS
The weighted average interest rates were 5.3% and 6.0% at December 31, 1999 and 1998, respectively, for cash equivalents totaling $31.2 million and $16.2 million, respectively.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE
As of December 31, 1999 and 1998, Tandy had the following accounts and notes receivable outstanding on the Consolidated Balance Sheets:

Accounts and Notes Receivable

                                               December 31,
                                           --------------------
(In millions)                                1999        1998
-------------                              --------    --------
Trade accounts receivable                  $   85.0    $   68.2
Receivables from InterTAN, Inc. (see
 Note 24)                                       2.9         4.2
Current portion of Fry's notes
 receivable (see Note 7)                        1.0         1.0
Receivables from vendors and service
 providers(1)                                 184.1       133.2
Other receivables                              36.9        27.4
Less allowance for doubtful accounts          (23.8)      (18.8)
                                           --------    --------
Accounts and notes receivable, net         $  286.1    $  215.2
                                           ========    ========

(1) Includes marketing development funds, residuals and commissions from wireless telephone carriers and residuals from long distance, digital satellite service and pager activation providers.

Notes Receivable

                                               December 31,
                                           --------------------
(In millions)                                1999        1998
-------------                              --------    --------
CompUSA (see Note 4)                       $  136.0    $  136.0
Fry's (see Note 7)                             26.3        47.6
Other notes                                     7.0         4.7
                                           --------    --------
Total notes receivable                        169.3       188.3
Less amount classified as current
 receivable                                    (1.7)       (2.2)
                                           --------    --------
Total amount classified as other assets    $  167.6    $  186.1
                                           ========    ========

Interest income earned, including accretion of discount if applicable, on the amounts outstanding during the three years ended December 31, 1999, 1998 and 1997 was as follows:

                                    Year Ended December 31,
                               --------------------------------
(In millions)                    1999        1998        1997
-------------                  --------    --------    --------
CompUSA (1)                    $   12.9    $    4.3    $   --
InterTAN, Inc. (2)                 --          --           5.4
Fry's                               2.9         3.5         3.3
Other                               4.6         3.0         4.5
                               --------    --------    --------
Total interest income          $   20.4    $   10.8    $   13.2
                               ========    ========    ========

(1) The note receivable from CompUSA originated August 31, 1998.
(2) The note receivable from InterTAN, Inc. was paid in full on December 31, 1997.

Allowance for Doubtful Accounts
                                                     December 31,
                                           --------------------------------
(In millions)                                1999        1998        1997
-------------                              --------    --------    --------
Balance at the beginning of the year       $   18.8    $    8.8    $    7.9
Provision for credit losses and bad debt
 included in SG&A expense                       9.9        12.5         2.6
Uncollected receivables written off,
 net of recoveries                             (4.9)       (2.5)       (1.7)
                                           --------    --------    --------
Balance at the end of the year             $   23.8    $   18.8    $    8.8
                                           ========    ========    ========

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT ("PP&E")
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                   December 31,
                                                    Range of                   --------------------
(In millions)                                  Estimated Useful Life             1999        1998
-------------                                  ---------------------           --------    --------
Land                                                   --                      $   18.2    $   16.6
Buildings                                          10 - 40 years                  183.6       183.1
Furniture, fixtures and equipment(1)                2 - 15 years                  500.3       451.9
Leasehold improvements                       Primarily, the shorter of
                                            the life of the improvements
                                            or the term of the related
                                          lease and certain renewal periods       333.5       323.1
                                                                               --------    --------
Total PP&E                                                                      1,035.6       974.7
Less accumulated depreciation and
 amortization of capital leases                                                  (588.8)     (540.9)
                                                                               --------    --------
PPE, net of accumulated depreciation                                           $  446.8    $  433.8
                                                                               ========    ========

(1)Includes $22.1 million of assets under capital leases at both December 31, 1999 and December 31, 1998, respectively.

NOTE 11 - TREASURY STOCK REPURCHASE PROGRAM
On March 3, 1997, Tandy announced that its Board of Directors authorized management to purchase up to 20.0 million additional shares of its common stock through Tandy's existing share repurchase program. The share repurchase program was initially authorized in December 1995 and increased in October 1996 and was undertaken as a result of management's view of the economic value of Tandy's stock. The share increase for 1997 brought the total authorization since inception to 60.0 million shares, of which approximately 56.7 million shares totaling $949.2 million had been repurchased as of December 31, 1999. Approximately 4.8 million shares were repurchased in 1999 for $203.4 million under the program.

Additionally, on October 26, 1998, Tandy announced that its Board of Directors authorized the repurchase of up to 10.0 million shares of Tandy's common stock for an indefinite period of time to be used to offset the dilution of grants under Tandy's incentive stock plans (see Note 19 - "Stock Options and Performance Awards"). Approximately 4.2 million shares were repurchased in 1999 for $190.7 million, bringing the total share repurchase at December 31, 1999 under this program to 7.0 million shares totaling $254.5 million.

These purchases under the two share repurchase programs described above are in addition to the shares required for employee stock plans, which are purchased throughout the year.

In connection with the share repurchase program, the Board of Directors, at their October 23, 1998 meeting, authorized management to sell up to 2.0 million put options on Tandy common stock. Such put options grant the purchaser the right to sell shares of Tandy's common stock to Tandy at specified prices upon exercise of the put options. These put options are exercisable only at maturity and can be settled in cash at Tandy's option, in lieu of repurchasing the stock. The issued put options have a maturity of up to six months. Tandy has sold approximately 1.4 million put options since the inception of the program and 0.4 million put options remained outstanding at December 31, 1999. The put options expire on various dates through April 2000. At December 31, 1999 and 1998, the full redemption value of the put options was classified as common stock put options in the accompanying Consolidated Balance Sheets. The related offset was recorded in common stock in treasury, net of premiums received.

NOTE 12 - INDEBTEDNESS AND BORROWING FACILITIES
Tandy's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table below. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding as well as the amount outstanding. Tandy's primary source of short-term debt, for which borrowings and repayments are presented net of each other in the accompanying Consolidated Statements of Cash Flows, consists of short-term seasonal bank debt and commercial paper. The commercial paper has a typical maturity of 90 days or less, as does the short-term seasonal bank debt. The amount of commercial paper that may be outstanding is limited to a maximum of $500.0 million.

In the second quarter of 1999, Tandy extended the maturity date of its $200.0 million 364-day revolving credit facility to June 2000. Tandy also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes. Annual commitment fees for the facilities are 0.07% of the $200.0 million facility per annum and 0.085% of the $300.0 million facility per annum, whether used or unused. Tandy plans to extend the $200.0 million facility to June 2001 during the second quarter of 2000.

In May 1997, Tandy filed a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") with the Securities and Exchange Commission, which was declared effective in August 1997. In August 1997, Tandy issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, Tandy issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million, $37.0 million and $32.0 million of medium-term notes were issued in January 1999, August 1999 and September 1999, respectively, completing the remaining 1997 Shelf Registration. Tandy's medium and long-term notes outstanding at December 31, 1999 under the 1997 Shelf Registration totaled $300.0 million, compared to $199.0 million outstanding at December 31, 1998. The interest rates at December 31, 1999 for the outstanding $150.0 million in medium-term notes ranged from 6.09% to 7.35% with a weighted average coupon rate of 6.6%.

Tandy established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Fund in Note 17.

Long-term borrowings and capital lease obligations outstanding at December 31, 1999 mature as follows:

(In millions)
-----------------------------------------------------------------
2000..................................................   $   14.6
2001..................................................       17.1
2002..................................................       87.5
2003..................................................       19.9
2004..................................................       39.3
2005 and thereafter...................................      155.6
                                                           ------
Total.................................................     $334.0
                                                           ======

The fair value of Tandy's long-term debt of $321.2 million (including current portion, but excluding capital leases) was approximately $317.0 million at December 31, 1999. The fair value was computed using interest rates which were in effect at December 31, 1999 for similar debt instruments. Borrowings payable within one year are summarized in the accompanying short-term debt table below. Short-term debt at December 31, 1999 and 1998 consisted primarily of domestic seasonal borrowings.

Short-Term Debt
                                                             December 31,
                                                         --------------------
(In millions)                                              1999        1998
-------------                                            --------    --------
Short-term bank debt                                     $   27.5    $   36.5
Current portion of long-term debt                            --           1.0
Commercial paper, less unamortized discount                 146.8       179.0
Current portion of capitalized lease obligations              5.1         6.6
Current portion of guarantee on TESOP indebtedness
 (see Note 17)                                                9.5        10.1
                                                         --------    --------
Total short-term debt                                    $  188.9    $  233.2
                                                         ========    ========

Long-Term Debt
                                                             December 31,
                                                         --------------------
(In millions)                                              1999        1998
-------------                                            --------    --------
Notes payable with interest rates at December 31,
 1999 ranging from 5.1% to 6.5%                          $    6.1    $    9.1
Notes payable issued under the Shelf Registration
 with an interest rate of 6.95%, net of unamortized
 issuance costs of $5.5 million and $6.0 million,
 respectively                                               144.5       144.0
Medium-term notes payable issued under the Shelf
 Registration, net of issuance cost, with interest
 rates at December 31, 1999 ranging from 6.09% to 7.35%     149.5        49.8
                                                         --------    --------
                                                            300.1       202.9
Less portion due within one year included in current
 notes payable                                               --          (1.0)
                                                         --------    --------
                                                            300.1       201.9
                                                         --------    --------

Capital lease obligations (see Note 22)                      12.8        19.1
Less current portion                                         (5.1)       (6.6)
                                                         --------    --------
                                                              7.7        12.5
                                                         --------    --------

Guarantee of TESOP indebtedness (see Note 17)                21.1        30.8
Less current portion                                         (9.5)      (10.1)
                                                         --------    --------
                                                             11.6        20.7
                                                         --------    --------

Total long-term debt                                     $  319.4    $  235.1
                                                         ========    ========

Short-Term Borrowing Facilities
                                                 Year Ended December 31,
                                             --------------------------------
(In millions)                                  1999        1998        1997
-------------                                --------    --------    --------
Domestic seasonal bank credit lines
 and bank money market lines:
 Lines available at year end                 $  955.0    $  895.0    $1,190.0
 Loans outstanding at year end               $   20.0    $   33.9    $  225.2
 Weighted average interest rate at
  year end                                        6.5%        5.9%        6.5%
 Weighted average of loans outstanding
  during year                                $   57.1    $   49.8    $  216.9
 Weighted average interest rate during
  year                                            5.5%        5.7%        5.9%

Short-term foreign credit lines:
 Lines available at year end                 $  156.4    $  156.4    $  132.3
 Loans outstanding at year end                    7.5         2.6       None
 Weighted average interest rate at
  year end                                        7.1%        6.3%      N/A
 Weighted average of loans outstanding
  during year                                $    8.0    $    5.3    $    0.8
 Weighted average interest rate during
  year                                            6.0%        6.1%        6.0%

Letters of credit and banker's acceptance
 lines of credit:
 Lines available at year end                 $  232.3    $  212.3    $  237.3
 Acceptances outstanding at year end            None        None        None
 Letters of credit open against
  outstanding purchase orders at
  year end                                   $   86.6    $   52.1    $   65.9

Commercial paper credit facilities:
 Commercial paper outstanding at
  year end                                   $  146.8    $  179.0    $   35.0
 Weighted average interest rate at
  year end                                        6.5%        6.0%        7.1%
 Weighted average of commercial paper
  outstanding during year                    $  179.9    $  120.6    $  189.7
 Weighted average interest rate during
  period                                          5.5%        5.7%        5.9%

NOTE 13 - ACCRUED EXPENSES
                                                 December 31,
                                             --------------------
(In millions)                                  1999        1998
-------------                                --------    --------
Payroll and bonuses                          $   96.1    $   67.3
Sales and payroll taxes                          38.5        74.6
Insurance                                        64.5        70.2
Other                                           151.7       122.3
                                             --------    --------
Total accrued expenses                       $  350.8    $  334.4
                                             ========    ========

NOTE 14 - LEASES AND COMMITMENTS
Tandy leases rather than owns most of its facilities. The RadioShack stores comprise the largest portion of Tandy's leased facilities. The RadioShack stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. Tandy also leases distribution centers and office space. In addition, Tandy has capital leases related to its computer and operating systems.

Future minimum rent commitments at December 31, 1999 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)                       Operating Leases    Capital Leases
-------------                       ----------------    --------------
2000................................       148.7                6.1
2001................................       132.7                6.1
2002................................        93.4                1.7
2003................................        67.5               --
2004................................        44.1               --
2005 and thereafter.................        67.1               --
                                                            -------
Total minimum lease payments............................       13.9
Less:  Amount representing interest.....................       (1.1)
                                                            -------
Present value of net minimum lease payments.............    $  12.8
                                                            =======

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed pursuant to the restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 7).

Rent Expense
                                      Year Ended December 31,
                                 --------------------------------
(In millions)                      1999        1998        1997
-------------                    --------    --------    --------
Minimum rents                    $  201.7    $  216.5    $  221.9
Contingent rents                      3.8         3.0         2.8
Sublease rent income                 --          (2.1)       (2.1)
                                 --------    --------    --------
Total rent expense               $  205.5    $  217.4    $  222.6
                                 ========    ========    ========

NOTE 15 - INCOME TAXES

Deferred tax assets and liabilities as of December 31, 1999 and 1998 were comprised of the following:

                                                 December 31,
                                             --------------------
(In millions)                                  1999        1998
-------------                                --------    --------
Deferred tax assets
Bad debt reserve                             $    9.0    $    7.2
Restructuring reserves                            5.5        12.8
Restricted stock                                  5.1        28.9
Insurance reserves                               21.4        19.7
Depreciation and amortization                    16.9        20.1
Other                                            41.9        33.2
                                             --------    --------
 Total deferred tax assets                       99.8       121.9
                                             --------    --------
Deferred tax liabilities
Inventory adjustments, net                        5.4         6.1
Deferred taxes on foreign operations              8.2         7.1
Other                                             3.0         2.9
                                             --------    --------
 Total deferred tax liabilities                  16.6        16.1
                                             --------    --------
Net deferred tax assets                      $   83.2    $  105.8
                                             ========    ========

The net deferred tax asset is
 classified as follows:
  Other current assets                       $   34.6    $   55.7
  Noncurrent assets                              48.6        50.1
                                             --------    --------
Net deferred tax assets                      $   83.2    $  105.8
                                             ========    ========

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to Tandy's effective income tax rate are given in the accompanying tables.

Income Tax Expense
                                      Year Ended December 31,
                                 --------------------------------
(In millions)                      1999        1998        1997
-------------                    --------    --------    --------
Current
  Federal                        $  139.3    $   87.5    $   12.4
  State                              17.1        14.5         2.6
  Foreign                             3.6         2.4         2.3
                                 --------    --------    --------
                                    160.0       104.4        17.3
                                 --------    --------    --------

Deferred
  Federal                            18.5       (55.0)       92.3
  State                               4.1       (11.0)        7.4
  Foreign                            --          --          --
                                 --------    --------    --------
                                     22.6       (66.0)       99.7
                                 --------    --------    --------

Provision for income taxes       $  182.6    $   38.4    $  117.0
                                 ========    ========    ========

Statutory vs. Effective Tax Rate
                                                   Year Ended December 31,
                                               --------------------------------
(In millions)                                    1999        1998        1997
-------------                                  --------    --------    --------
Components of income from
 Continuing operations:
  United States                                $  458.8    $   85.4    $  295.0
  Foreign                                          21.7        14.3         8.9
                                               --------    --------    --------
Income before income taxes                        480.5        99.7       303.9
Statutory tax rate                               x 35.0%     x 35.0%     x 35.0%
                                               --------    --------    --------
Federal income tax expense at statutory rate      168.2        34.9       106.4
State income taxes, less federal income
 tax effect                                        13.8         2.2         6.5
Other, net                                          0.6         1.3         4.1
                                               --------    --------    --------
Total income tax expense                       $  182.6    $   38.4    $  117.0
                                               ========    ========    ========

Effective tax rate                                 38.0%       38.5%       38.5%
                                               ========    ========    ========

Management anticipates generating enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance is not required at December 31, 1999 or 1998.

NOTE 16 - TANDY STOCK PLAN
Eligible employees may contribute 1% to 7% of annual compensation to purchase Tandy common stock at the monthly average daily closing price. Tandy matches 40%, 60% or 80% of the employee's contribution, depending on the length of the employee's continuous participation in the Tandy Stock Plan. The Company match is also for the purchase of Tandy common stock. Tandy's contributions to the Stock Plan were $15.6 million, $14.5 million and $13.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 17 - TANDY FUND
The Tandy Fund ("Plan") is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in Tandy common stock. Participants may defer, via payroll reductions, 1% to 8% of annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Company contributions are made directly to the Plan through the Tandy Employees Stock Ownership Plan ("TESOP") portion of the Plan. The TESOP is a leveraged employee stock ownership plan. Participants become fully vested in Company contributions upon the earlier to occur of five years of service with Tandy or three years of participation in the Plan.

TESOP Portion of the Plan: On July 31, 1990, the trustee of the Plan borrowed $100.0 million at an interest rate of 9.34% with varying semiannual principal payments due through June 30, 2000 ("TESOP Notes"). The Plan trustee used the proceeds from the issuance of the TESOP Notes to purchase 100,000 shares of TESOP Preferred Stock from Tandy at a price of $1,000 per share. In December 1994, the Plan entered into an agreement with an unrelated third party to refinance up to $16.7 million of the TESOP Notes in a series of up to six annual notes, beginning December 30, 1994. As of December 31, 1999, the Plan had borrowed all of the $16.7 million (the "Refinanced Notes") in a series of six notes at interest rates ranging from 5.84% to 8.76% to refinance the TESOP Notes. The maturity dates of these six notes range from December 2000 to December 2002. Dividend payments and contributions received by the Plan from Tandy will be used to repay the indebtedness.

Each share of TESOP Preferred Stock is convertible into 87.072 shares of Tandy common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semiannually. Because Tandy has guaranteed the repayment of the TESOP Notes and the Refinanced Notes, the indebtedness of the Plan is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned deferred compensation related to the Plan.

Compensation and interest expenses related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)                  1999          1998           1997
-------------                  ----          ----           ----
Compensation expense         $  8.7        $ 10.2         $  9.5
Interest expense                2.3           3.4            4.4

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

Contributions from Tandy to the Plan for the years ended December 31, 1999, 1998 and 1997 totaled $12.0 million, $14.7 million and $14.5 million, respectively, including dividends paid on the TESOP Preferred Stock of $5.5 million, $5.8 million and $6.1 million, respectively.

As of December 31, 1999, 83,686 shares of TESOP Preferred Stock had been released to participants' accounts in the Plan, including 27,243 shares previously withdrawn by participants. A total of 75,442 of these shares had also been allocated to participants' accounts as of year end and the remaining 8,244 shares will be allocated to participants' accounts on the March 31, 2000 annual allocation date. At December 31, 1999, 16,314 shares of TESOP Preferred Stock were available for later release and allocation to participants' accounts over the remaining life of the TESOP Notes and Refinanced Notes. The appraised value of these remaining shares was $70.5 million at December 31, 1999. The TESOP Preferred Stock has certain liquidation preferences and may be redeemed after July 1, 1994, at specified premiums.

NOTE 18 - DEFERRED COMPENSATION PLANS
In October 1997, the Board of Directors approved the Tandy Corporation Executive Deferred Compensation Plan and the Tandy Corporation Executive Deferred Stock Plan ("Compensation Plans"), which became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer any restricted stock or nonstatutory stock option gains that would otherwise vest. Cash deferrals may be invested in Tandy common stock or mutual funds; however, restricted stock and nonstatutory stock option gains may only be invested in Tandy common stock. Tandy matches 12% of salary and bonus deferrals in the form of Tandy common stock. Tandy will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in Tandy common stock. Payment of deferrals will be made in cash and Tandy common stock in accordance with the employee's specifications at the time of the deferral; payments may be received in a lump sum or in annual installments not to exceed 20 years.

Contributions from Tandy to the Compensation Plans for the years ended December 31, 1999 and 1998 totaled $1.0 million and $0.6 million, respectively.

NOTE 19 - STOCK OPTIONS AND PERFORMANCE AWARDS
Tandy applies APB 25 and related interpretations in accounting for its stock option plans, which are described below. Historically, the exercise price of options has been equal to or greater than the fair market value on the date of grant.

The 1993, 1997 and 1999 Incentive Stock Plans ("ISP"s) described below each terminate on the tenth anniversary of the day preceding its adoption date by the Board; no option or award may be granted under each plan after the termination date. The terms for grants of options under each ISP are specified by the Organization and Compensation Committee (the "Committee"); terms of these options may not exceed 10 years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable.

Tandy's three ISPs specify that each non-employee director of Tandy will receive a grant of nonstatutory stock options (options which are not incentive stock options ) ("NSOs") for 16,000 shares of Tandy common stock on the first business day of September of each year ("Director Options"). New directors upon election or appointment will receive a one-time grant of 20,000 shares. Director Options under the 1993 and 1997 ISPs have an exercise price of 100% of the fair market value of Tandy common stock on the trading day prior to the date of grant. Director Options under the 1999 ISP have an exercise price of 100% of the fair market value of a share of Tandy common stock on the date of grant. If a grant is made under the 1999 ISP on a non-trading date, the closest previous trading date is used. For Director Options under the three ISPs, one-third of the shares vest annually on the first three anniversary dates of the date of grant and shares expire 10 years after the date of grant.

The exercise price of shares under an option (other than a Director Option) is determined by the Committee, provided that the exercise price is not less than 100% of the fair market value of a share of Tandy's common stock on the grant date.

Tandy Corporation 1985 Stock Option Plan ("1985 SOP"): Under the 1985 SOP, as amended, options to acquire up to 8.0 million shares of Tandy's common stock were authorized to be granted to officers and key management employees of Tandy. The 1985 SOP expired in 1995 and no further grants may be made under this plan. Under the 1985 SOP, there were 38,298 and 529,342 vested options which could have been exercised for a total price of $0.3 million and $4.0 million at December 31, 1999 and 1998, respectively.

Tandy Corporation 1993 Incentive Stock Plan ("1993 ISP"): The 1993 ISP permits the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), NSOs, stock appreciation rights ("SARs"), restricted stock, performance units or performance shares.

Under the 1993 ISP, there were 2,489,569 and 4,116,852 vested options which could have been exercised for a total exercise price of $32.0 million and $51.2 million at December 31, 1999 and 1998, respectively. In addition, there were
693,650 and 665,652 shares available at December 31, 1999 and 1998, respectively, for additional grants under the 1993 ISP.

On February 1, 1997, in an effort to reduce the turnover rate among its store managers and to align the store managers' interests and goals with those of the shareholders, Tandy granted, under the 1993 ISP, approximately 4,082,400 restricted stock awards consisting of 800 shares each to 4,907 RadioShack store managers and 1,600 shares each to 98 Computer City store managers. The February 1997 restricted stock awards had a weighted average fair market value of $11.30 per share when granted. This restricted stock was to vest at the end of five years on February 2, 2002, if managers receiving the grants were employed by Tandy at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if Tandy's common stock closed at $16.90625 or more for any 20 consecutive trading days beginning
February 1, 1999. At December 31, 1998, it was probable that the 2,579,200 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $82.6 million, including related payroll taxes, was recorded in the December 31, 1998 financial statements. The awards vested on March 1, 1999 and the actual price of the stock and the number of shares vested differed slightly from the estimated accrual at December 31, 1998. The amount of this difference, $5.1 million, was recorded as a credit to expense in the first quarter of 1999.

Tandy Corporation 1997 Incentive Stock Plan ("1997 ISP"): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NSOs, SARs, restricted stock, performance units or performance shares. The 1997 ISP provides that the maximum number of shares of Tandy common stock that an eligible employee may receive in any calendar year in respect to options and performance awards may not exceed 1.0 million shares. The maximum dollar amount of cash or the fair market value of shares in any calendar year in respect of performance units may not exceed $1.5 million.

Under the 1997 ISP, there were 916,811 vested options which could have been exercised for a total exercise price of $22.9 million at December 31, 1999; there were 2,000 vested options at December 31, 1998. In addition, there were 4,591,568 and 6,760,000 shares available on December 31, 1999 and 1998, respectively, for grants under the 1997 ISP.

On February 1, 1998, Tandy granted, under the 1997 ISP, approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. The February 1998 restricted stock awards had a weighted average fair market value of $19.61 per share when granted. This restricted stock grant was to vest at the end of five years on February 2, 2003, if managers receiving the grants were employed by Tandy at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if the Tandy common stock closed at $29.0625 or more for any 20 consecutive trading days beginning February 1, 2000. At December 31, 1999, it was probable that 348,000 restricted stock awards that remained outstanding under this grant would vest under early vesting provisions. The resulting charge to compensation expense of $14.7 million, including related payroll taxes, was recorded in the December 31, 1999 financial statements.

Also during 1998, the Committee granted a total of 172,000 shares of restricted stock awards to three executive officers; 60,000 shares granted under the 1997 ISP and 40,000 shares granted under the 1993 ISP vest ratably over a three year period. The remaining 72,000 shares, which were granted under the 1997 ISP to one executive officer, were to vest on October 23, 2005; however, shares in blocks of 24,000 would vest earlier if Tandy's common stock price exceeded certain levels for 15 consecutive trading days. All of these 72,000 shares vested in 1999.

Tandy Corporation 1999 Incentive Stock Plan ("1999 ISP"): In February 1999, the Board of Directors authorized the adoption of the 1999 ISP. The 1999 ISP permits the grant of up to 9.5 million shares in the form of NSOs and stock appreciation rights to broad based employee groups, primarily RadioShack's 5,000 plus store managers, and to other eligible employees and non-employee directors. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of Tandy common stock that an eligible employee may receive in any calendar year in respect to options and SARs may not exceed 1.0 million shares.

Under the 1999 ISP, there were 4,600 vested options which could have been exercised for a total exercise price of $0.2 million at December 31, 1999. In addition, there were 5,856,900 shares available on December 31, 1999 for grants under the 1999 ISP.

Stock Option Activity: A summary of stock option transactions under the Company's stock option plans and information about fixed price stock options follows:

Summary of Stock Option Transactions

(Share amounts in thousands)                    1999                    1998                    1997
 --------------------------             --------------------    --------------------    --------------------
                                                    Weighted                Weighted                Weighted
                                                    Average                 Average                 Average
                                                    Exercise                Exercise                Exercise
                                         Shares      Price       Shares      Price       Shares      Price
                                        --------    --------    --------    --------    --------    --------
Outstanding at beginning of year          10,154    $  17.07       8,892    $  11.68       9,136    $  10.34
Grants..........................           6,240       40.41       3,882       24.97       2,088       15.15
Exercised.......................          (3,316)      12.61      (2,480)      10.00      (2,172)       9.33
Forfeited.......................            (331)      31.14        (140)      19.01        (160)      11.98
                                        --------                --------                --------
Outstanding at end of year......          12,747    $  29.29      10,154    $  17.07       8,892    $  11.68
                                        ========                ========                ========

Exercisable at end of year......           3,449    $  16.05       4,648    $  11.88       4,890    $  10.32
                                        ========                ========                            ========
Weighted average fair value of
 options granted during the year        $  13.94                $   6.74                $   4.82
                                        ========                ========                ========

Fixed Price Stock Options

(Share amounts
  in thousands)                 Options Outstanding                       Options Exercisable
  ------------      ---------------------------------------------    ----------------------------
                                      Weighted
                       Shares         Average          Weighted           Shares        Weighted
    Range of         Outstanding     Remaining         Average         Exercisable      Average
 Exercise Prices     at 12/31/99  Contractual Life  Exercise Price      at 12/31/99  Exercise Price
 ---------------     -----------  ----------------  --------------      -----------  --------------
  $ 7.05 - 17.56       3,291           6.39 yrs        $ 13.02            2,487          $12.59
   19.61 - 25.00       2,997           8.63 yrs          24.32              833           24.29
   27.13 - 28.02       2,746           9.12 yrs          27.98               38           27.45
   28.03 - 48.69       2,701           9.47 yrs          46.11               88           29.49
   51.81 - 69.34       1,012           9.70 yrs          55.62                3           57.06
                    --------                                           --------
  $ 7.05 - 69.34      12,747           8.42 yrs        $ 29.29            3,449           $16.05
                    ========                                           ========

Pro Forma Information: Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if Tandy had accounted for its employee stock options and restricted stock awards under the fair value method of that statement. The fair value of each option or restricted stock award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants in 1999, 1998 and 1997 were, respectively: expected dividend yields of 1.7%, 1.6% and 1.7%; expected volatilities of 30.9%, 24.3% and 25.5%; risk free interest rates of 5.5%, 4.5% and 6.1% and expected lives of six years. The weighted average assumptions used for restricted stock grants in 1998 and 1997 were: expected dividend yields of 1.6% and 1.7%; expected volatilities of 24.8% and 25.9%; risk free interest rates of 5.4% and 6.3% and expected lives of five years.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the vesting period. Tandy's pro forma information follows:

(In millions, except
per share amounts)                     1999                       1998                       1997
-----------------             ----------------------     ----------------------     ----------------------
                              As Reported  Pro Forma     As Reported  Pro Forma     As Reported  Pro Forma
                              -----------  ---------     -----------  ---------     -----------  ---------
Net income available to
 common shareholders          $  292.4     $  269.0       $   55.5     $   80.4      $  180.8     $  171.5

Net income available
 per common share:
    Basic                     $   1.51     $   1.38       $   0.28     $   0.40      $   0.85     $   0.80
    Diluted                   $   1.43     $   1.32       $   0.27     $   0.39      $   0.82     $   0.78

NOTE 20 - PREFERRED SHARE PURCHASE RIGHTS
In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of Tandy common stock. This plan was amended and restated on July 24, 1999. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by the common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of Tandy Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of Tandy's outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for Tandy common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, Tandy engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 21 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, Tandy's Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to eligible employees of Tandy who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, Tandy, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, Tandy may not terminate or change existing employee benefit plans in any way which will affect accrued benefits or decrease the rate of the Tandy's contribution to the plans.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                     Year Ended December 31,
                                 -------------------------------
(In millions)                      1999        1998       1997
-------------                    --------    --------   --------

Interest paid                    $   35.2    $   46.9   $   42.8
Income taxes paid                    81.8        84.2       51.9

Tandy received a subordinated unsecured note for $136.0 million in 1998 as partial payment on the sale of CCI to CompUSA. In 1998 and 1997, Tandy received notes receivable of $3.0 million and $98.3 million, respectively, as partial payment on the sales of Incredible Universe assets.

No capital lease obligations were recorded in 1999 or 1998. Capital lease obligations of $22.1 million were recorded during 1997 for the lease of equipment and certain retail stores.

NOTE 23 - CONTINGENCIES
Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 1999. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

NOTE 24 - RELATIONS WITH INTERTAN
InterTAN, Inc. ("InterTAN"), the former foreign retail operations of Tandy, was spun off to Tandy stockholders as a tax-free dividend in fiscal 1987. Under the terms of a merchandise agreement reached with InterTAN in October 1993, as amended, InterTAN may purchase, on payment terms, certain products sold or secured by Tandy. A&A International Limited Partnership ("A&A"), which is 100% owned by Tandy and its subsidiaries, is and will continue to be the exclusive purchasing agent for products originating in Asia for InterTAN. A&A receives commission income for this service. License agreements, as amended, also provide a royalty payable to Tandy. The table below summarizes the income components generated from operations relative to InterTAN:

                                      Year Ended December 31,
                                 --------------------------------
(In millions)                      1999        1998        1997
-------------                    --------    --------    --------
Sales and commission income      $    5.7    $    7.5    $    8.4
Interest income                      --          --           2.0
Accretion of discount                --          --           3.4
Royalty income                        7.2         5.5         3.3
                                 --------    --------    --------
Total income                     $   12.9    $   13.0    $   17.1
                                 ========    ========    ========

NOTE 25 - SEGMENT REPORTING DISCLOSURES
Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." All references to RadioShack and Computer City in the Notes refer to Tandy's reportable segments, unless otherwise noted.

The RadioShack segment consists of the RadioShack retail division, including RadioShack.com, and the retail division's support operations, including its manufacturing facilities, repair centers and AmeriLink. The Computer City segment consists of Computer City, which was sold to CompUSA on August 31, 1998. The closed units segment includes all Tandy stores and non-retail units which were part of the store closure plan announced in December 1996 (see Note 7). Corporate administration and other includes corporate units which serve all areas of Tandy and also income or expenses which were not allocated to RadioShack or Computer City.

The following table summarizes the net sales and operating revenues, depreciation and amortization expense, operating profit (loss), capital expenditures and assets for Tandy's reportable segments. Consolidated operating profit is reconciled to Tandy's income before income taxes:

                                                Year Ended December 31,
                                           -----------------------------------
(In millions)                                1999        1998           1997
-------------                              --------     --------      --------
Net sales and operating revenues:
  RadioShack (1)                           $4,126.2     $3,591.2      $3,303.9
  Computer City (2)                            --        1,196.7(2)    1,903.7
  Closed units                                 --           --           164.6
                                           --------     --------      --------
                                           $4,126.2     $4,787.9      $5,372.2
                                           ========     ========      ========
Depreciation and amortization:
  RadioShack                               $   70.6     $   65.7      $   58.4
  Computer City                                --           16.6          20.5
  Closed units                                 --           --             0.6
  Corporate administration and other           19.6         16.7          17.7
                                           --------     --------      --------
                                           $   90.2     $   99.0      $   97.2
                                           ========     ========      ========
Operating profit (loss):
  RadioShack                               $  539.8(3)  $  377.7 (3)  $  398.4
  Computer City (2)                            --          (95.6)(2)     (14.9)
  Closed units                                 --         (120.8)(4)     (30.1)
                                           --------     --------      --------
                                              539.8        161.3         353.4

Corporate administration and other            (42.5)       (27.0)        (16.6)
Interest income (5)                            20.4         10.8          13.2
Interest expense (5)                          (37.2)       (45.4)        (46.1)
                                           --------     --------      --------
Income before income taxes                 $  480.5     $   99.7      $  303.9
                                           ========     ========      ========

Capital expenditures:
  RadioShack                               $   95.1     $   72.3      $   95.9
  Computer City                                --           33.6          22.4
  Corporate administration and other           14.3         25.6          22.1
                                           --------     --------      --------
                                           $  109.4     $  131.5      $  140.4
                                           ========     ========      ========

                                              At December 31,
                                           ---------------------
                                             1999        1998
                                           --------     --------
Assets:
  RadioShack                               $1,476.2     $1,437.1
  Computer City                                --           --
  Closed units                                 --           --
  Corporate administration and other          665.8        556.5
                                           --------     --------
                                           $2,142.0     $1,993.6
                                           ========     ========

(1) Includes outside sales, related to retail support operations of $104.3 million, $77.4 million and $88.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.
(2) Computer City was sold to CompUSA on August 31, 1998.
(3) Includes $9.6 million and $82.6 million of compensation expense for store manager restricted stock awards for the years ended December 31, 1999 and 1998, respectively.
(4) Includes provision for loss on sale of Computer City of $108.2 million.
(5) Tandy does not allocate interest income or expense to its operating segments.

NOTE 26 - QUARTERLY DATA (UNAUDITED)
As Tandy's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

As a result of the sale of Computer City (see Note 4), Tandy recorded a loss provision of $108.2 million in 1998. Tandy recorded $73.2 million of the loss provision during the second quarter upon announcing the sale, $30.0 million in the third quarter and $5.0 million in the fourth quarter upon completion of due diligence. Additionally, Tandy recorded provisions of $14.7 million and $82.6 million related to restricted stock awards for RadioShack store managers (see
Note 19) in the fourth quarters of 1999 and 1998, respectively.

Quarterly Data (Unaudited)

                                                      Three Months Ended
                                         --------------------------------------------
(In millions, except per share amounts)  March 31    June 30     Sept. 30    Dec. 31
-------------------------------------------------------------------------------------
Year ended December 31, 1999:
Net sales and operating revenues         $  890.2    $  886.7    $  960.3    $1,389.0

Gross profit                             $  450.7    $  468.0    $  486.4    $  678.4

Net income                               $   55.9    $   61.6    $   59.8    $  120.6

Preferred dividends                      $    1.4    $    1.4    $    1.4    $    1.3

Net income available to common
 shareholders                            $   54.5    $   60.2    $   58.4    $  119.3

Net income available per common share:

    Basic                                $   0.28    $   0.31    $   0.30    $   0.61

    Diluted                              $   0.27    $   0.30    $   0.29    $   0.58

Shares used in computing earnings per
 common share:

    Basic                                   194.4       194.0       194.3       194.1

    Diluted                                 203.8       204.7       205.4       205.6

Dividends declared per common share      $  0.050    $  0.050    $  0.050    $  0.055


Year ended December 31, 1998:
Net sales and operating revenues         $1,258.3    $1,192.8    $1,128.6    $1,208.2

Gross profit                             $  474.3    $  465.7    $  452.3    $  612.1

Net income (loss)                        $   37.1    $  (20.1)   $   (4.1)   $   48.4

Preferred dividends                      $    1.5    $    1.4    $    1.5    $    1.4

Net income (loss) available to common
 shareholders                            $   35.6    $  (21.5)   $   (5.6)   $   47.0

Net income (loss) available per
 common share:

    Basic                                $   0.17    $  (0.11)   $  (0.03)   $   0.24

    Diluted                              $   0.17    $  (0.11)   $  (0.03)   $   0.23

Shares used in computing earnings
 (loss) per common share:

    Basic                                   203.7       202.0       200.6       198.5

    Diluted                                 213.7       202.0       200.6       208.0

Dividends declared per common share      $  0.050    $  0.050    $  0.050    $  0.050

                                TANDY CORPORATION
                                INDEX TO EXHIBITS

Exhibit                                                                              Sequential
Number         Description                                                            Page No.
2a             Amended and Restated Stock Exchange  Agreement  dated February 1,
               1994 by and among O'Sullivan  Industries  Holdings,  Inc., and TE
               Electronics  Inc. (filed as Exhibit 2b to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

2b             U.S. Purchase Agreement dated January 26, 1994 by and among
               O'Sullivan Industries Holdings, Inc., TE Electronics Inc. and the
               U.S. Underwriters which included Merrill Lynch & Co., Wheat First
               Butcher & Singer, The Chicago Dearborn Company and Rauscher
               Pierce Refsnes, Inc. (filed as Exhibit 2c to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

2c             International  Purchase  Agreement  dated January 26, 1994 by and among O'Sullivan  Industries Holdings,  Inc., TE Electronics Inc.
               and  the  U.S.   Underwriters   which   included   Merrill  Lynch
               International  Limited  and UBS  Limited  (filed as Exhibit 2d to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

2d             Stock Purchase Agreement as of July 17, 1997 by and among Tandy
               Corporation as Seller, EVP Colonial, Inc. as Company and Eureka
               Venture Partners III LLP as Purchaser (without exhibits), (filed as Exhibit 2g to Tandy's Form 10-Q filed on August 8, 1997 and incorporated herein by reference).

2e Agreement and Plan of Reorganization dated as of May 20, 1999 by and among Tandy Corporation, LWT, Inc. and AmeriLink Corporation, without schedules, (filed as Exhibit 2.01 to the Company's Form
               S-4 filed on June 8, 1999).

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

3a(iv)         Certificate  of  Designations  of  Series  B  TESOP   Convertible
               Preferred  dated  June 29,  1990  (filed as Exhibit 4A to Tandy's
               1993 Form S-8 for the Tandy  Corporation  Incentive  Stock  Plan,
               Reg. No.  33-51603,  filed on November 12, 1993 and  incorporated herein by reference).

3b             Tandy Corporation Bylaws, restated as of October 22, 1999.              60

4a             Amended and Restated  Rights  Agreement dated as of July 26, 1999
               (filed as  Exhibit  4a to  Tandy's  Form 10-Q filed on August 11,
               1999 and incorporated herein by reference).

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

10d*           Special  Compensation  Plan for  Directors  of Tandy  Corporation
               dated  November  13, 1986  (filed as Exhibit 10g to Tandy's  Form
               10-K  filed  on  March  30,  1994  and  incorporated   herein  by
               reference).

10e*           Director  Fee  Resolution  (filed as Exhibit 10h to Tandy's  Form
               10-K  filed  on  March  30,  1994  and  incorporated   herein  by
               reference).

10f*           Tandy  Corporation  1985 Stock Option Plan as restated  effective
               August 1990  (filed as Exhibit 10i to Tandy's  Form 10-K filed on
               March 30, 1994 and incorporated herein by reference).

10g*           Tandy  Corporation  1993 Incentive Stock Plan as restated May 18,
               1995 (filed as Exhibit  10j to Tandy's  Form 10-Q filed on August
               14, 1995 and incorporated herein by reference).

10h* Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10i*           Third Restated Trust Agreement Tandy Employees Supplemental Stock
               Program through  Amendment No. VI dated August 31, 1999 (filed as
               Exhibit 10h to Tandy's Form 10-Q filed on November 12, 1999 and incorporated herein by reference).

10j*           Forms of  Termination  Protection  Agreements  for (i)  Corporate
               Executives,   (ii)  Division  Executives,  and  (iii)  Subsidiary
               Executives  (filed as Exhibit  10m to Tandy's  Form 10-Q filed on
               August 14, 1995 and incorporated herein by reference).

10k*           Tandy  Corporation  Termination  Protection  Plans for  Executive
               Employees of Tandy Corporation and its Subsidiaries (i) the Level
               I and (ii) Level II Plans  (filed as Exhibit 10n to Tandy's  Form
               10-Q filed on August 14, 1995 and incorporated herein by reference).

10l*           Forms of Bonus Guarantee Letter Agreements with certain Executive
               Employees of Tandy  Corporation and its Subsidiaries (i) Formula,
               (ii)  Discretionary,  and (iii) Pay Plan (filed as Exhibit 10o to
               Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10m* Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit
               10p to Tandy's Form 10-K filed on March 28, 1996 and incorporated herein by reference).

10n*           Tandy  Corporation  1997 Incentive Stock Plan,  (filed as Exhibit
               10q to Tandy's Form 10-Q filed on August 8, 1997 and incorporated herein by reference).

10o*           Management  Agreement,  dated July 17, 1997,  by and among Eureka
               Venture  Partners,  III LLP, EVP Colonial,  Inc.,  Nathan Morton,
               Avery More and Robert  Boutin,  (filed as Exhibit  10r to Tandy's
               Form 10-Q filed on August 8, 1997 and incorporated herein by reference).

10p* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as
               10s to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10q* Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as
               10t to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10r*           Form of December 1997 Deferred Salary and Bonus Agreement  (Stock
               Investment)   with   selected   Executive   Employees   of  Tandy
               Corporation (filed as 10u to Tandy's Form 10-K filed on March 26,
               1998 and incorporated herein by reference).

10s*           Form of 1999 Executive Pay Plan Letters                                 69

10t*           Tandy Corporation Executive Deferred Compensation Plan, effective
               April 1, 1998  (filed as 10s to Tandy's  Form 10-K filed on March
               26, 1998 and incorporated herein by reference).


10u*           Tandy Corporation  Executive Deferred Stock Plan, effective April
               1, 1998  (filed as 10x to  Tandy's  Form 10-K  filed on March 26,
               1998 and incorporated herein by reference).

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

10x* Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as 10aa to Tandy's Form 10-Q filed on May 13, 1998 and incorporated herein by reference).

10y*           Severance  Agreement  dated  October 23, 1998 between  Leonard H.
               Roberts  and Tandy  Corporation  (filed as Exhibit 10z to Tandy's
               Form 10-K filed on March 29, 1998 and incorporated herein by reference).

11             Statement of Computation of Ratios of Earnings to Fixed Charges.        77

21             Subsidiaries.                                                           78

23             Consent of Independent Accountants.                                     79

27.1           Financial Data Schedule.

-----------------------

o Each of these exhibits is a "management contract or compensatory plan, contract, or arrangement".

                                                                      EXHIBIT 3b

                            TANDY CORPORATION BYLAWS
                         RESTATED AS OF OCTOBER 22, 1999
                                    ARTICLE I
                                     OFFICES

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

SECTION 9. Director Stock Ownership in the Corporation. Each director elected or appointed to the Board of Directors shall own shares of common stock of the Corporation. On and after the third annual anniversary of a director's election or appointment to the Board of Directors, each director shall own shares of common stock of the Corporation having a fair market value of not less than 200% of the amount of the Board of Directors' annual retainer as then in effect.

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

SECTION 2. Vacancies. Any vacancy in any office may be filled for the unexpire portion of the term by the Board of Directors at any regular or special meeting.

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

                                                                     EXHIBIT 10s

January 1, 1999

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 1999

Your compensation plan for fiscal year 1999 is outlined below.

I.      FY 1999 Base Salary

        Your Base Salary for FY99 shall be $.

II. Your bonus for FY99 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

        3.   STOCK PRICE
        a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1998 and 1999.

        b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

           Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121.

           Your factors to be used for each of the calculations above are as follows:

               1.  Income  increase:  $

               2.  Earnings per share increase:  $

               3.  Stock price increase: $

        INCOME - TE, ETC.
        You will receive a bonus of .% for each dollar of income (Pre Admin) from the TE-US and TE-Asia divisions net income (Pre Admin).

        INCOME - REPAIR, ETC.
        You will receive a bonus of .% for each dollar of income (Pre Admin) for the Tandy Retail Services (Repair, Parts Departments), the Distribution Operating Units, and Tandy Transportation.

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

January 1, 1999

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 1999

Your compensation plan for fiscal year 1999 is outlined below.

I.      FY 1999 Base Salary

        Your Base Salary for FY98 shall be $.

II. Your bonus for FY99 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

             c.  STOCK PRICE
          Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1998 and 1999.

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

        Radio Shack results will be adjusted to reflect TE Manufacturing, distribution operations, A&A and Tandy Retail Services for 1998 and 1999.

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

December 31, 1998

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 1999

Your compensation plan for fiscal year 1999, as approved by the Organization and Compensation Committee of the Board of Directors, is outlined below.

Your compensation plan for fiscal year 1999 is outlined below.

I.      FY 1999 Base Salary

        Your Base Salary for FY98 shall be $.

II. Your bonus for FY99 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1.   INCOME
        Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2.   EARNINGS PER SHARE
        Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from the $ per share.

        3.   STOCK PRICE
        a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1998 and 1999.

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

January 1, 1999

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 1999

Your compensation plan for fiscal year 1999 is outlined below.

I.      FY 1999 Base Salary

        Your Base Salary for FY99 shall be $.

II. Your bonus for FY99 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

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

        3.   STOCK PRICE
        a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1998 and 1999.

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

                                                                      EXHIBIT 11
                                TANDY CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                              Year Ended December 31,
(In millions, except per                     --------------------------------------------------------
share amounts)                                 1999        1998        1997        1996        1995
-----------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges:

Income (loss) from continuing operations     $  297.9    $   61.3    $  186.9    $  (91.6)   $  211.9
Plus provision (benefit)for income taxes        182.6        38.4       117.0       (54.0)      131.3
                                             --------    --------    --------    --------    --------
Income (loss) before income taxes               480.5        99.7       303.9      (145.6)      343.2
                                             --------    --------    --------    --------    --------

Fixed charges:

Interest expense and amortization
 of debt discount                                37.2        45.4        46.1        36.4        33.7
Amortization of issuance expense                  0.8         0.7         0.4         0.2         0.3
Appropriate portion (33 1/3%) of rentals         68.5        72.5        74.2        80.0        72.5
                                             --------    --------    --------    --------    --------
    Total fixed charges                         106.5       118.6       120.7       116.6       106.5
                                             --------    --------    --------    --------    --------

Earnings (loss) before income taxes and
 fixed charges                               $  587.0    $  218.3    $  424.6    $  (29.0)   $  449.7
                                             ========    ========    ========    ========    ========

Ratio of earnings to fixed charges               5.51        1.84        3.52        (a)         4.22
                                             ========    ========    ========    ========    ========

Ratio of Earnings to Fixed
 Charges and Preferred Dividends:

Total fixed charges, as above                $  106.5    $  118.6    $  120.7    $  116.6    $  106.5
Preferred dividends                               5.5         5.8         6.1         6.3        11.3
                                             --------    --------    --------    --------    --------
Total fixed charges and
 preferred dividends                         $  112.0    $  124.4    $  126.8    $  122.9    $  117.8
                                             ========    ========    ========    ========    ========

Earnings (loss) before income
 taxes and fixed charges                     $  587.0    $  218.3    $  424.6    $  (29.0)   $  449.7
                                             ========    ========    ========    ========    ========

Ratio of earnings to fixed
 charges and preferred dividends                 5.24        1.75        3.35        (b)         3.82
                                             ========    ========    ========    ========    ========

(a) Earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million.

(b) Earnings were not sufficient to cover fixed charges and preferred dividends during 1996 by approximately $151.9 million.

                                TANDY CORPORATION

                                   EXHIBIT 21

                                  SUBSIDIARIES


The Company's only significant subsidiary is:

                                                    State of Incorporation
                                                    ----------------------

Technology Properties, Inc. (1)                           Delaware


(1) On January 1, 2000, Technology Properties, Inc. was merged into Tandy Finance Corporation, a subsidiary of Tandy Corporation.

All of the subsidiaries of Tandy Corporation are included in the Company's consolidated financial statements. All other subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

                                TANDY CORPORATION

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-37970, 333-27297, 333-44125 and 333-60803) and
to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 33-23178, 33-41523, 33-51019, 33-51599, 33-51603, 333-27437,
333-47893,  333-48331,  333-63659,  333-63661, 333-81405 and 333-84057) of Tandy
Corporation of our report dated February 23, 2000, relating to the consolidated financial statements, which appear in this Form 10-K.





\s\ PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
March 24, 2000