Form 10-Q
period 2000-03-31
TANDY CORP /DE/
filed 2000-05-12
CIK 96289

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

        For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 2000 was 186,661,133.
   Index to Exhibits is on Sequential Page Nos. 13-15. Total pages 16.

--------------------------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    TANDY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
(In millions, except per share amounts)                     2000         1999
---------------------------------------                   --------     --------

Net sales and operating revenues                          $1,047.3     $  890.2
Cost of products sold                                        531.3        439.5
                                                          --------     --------
Gross profit                                                 516.0        450.7
                                                          --------     --------

Expenses (income):
  Selling, general and administrative                        374.0        339.4
  Depreciation and amortization                               25.7         21.0
  Interest income                                             (4.6)        (4.5)
  Interest expense                                             9.5          8.3
  Restricted stock awards                                     (1.0)        (5.1)
                                                          --------     --------
                                                             403.6        359.1
                                                          --------     --------

Income before income taxes                                   112.4         91.6
Provision for income taxes                                    42.7         35.7
                                                          --------     --------

Net income                                                    69.7         55.9

Preferred dividends                                            1.4          1.4
                                                          --------     --------

Net income available to common shareholders               $   68.3     $   54.5
                                                          ========     ========

Net income available per common share:

  Basic                                                   $   0.36     $   0.28
                                                          ========     ========

  Diluted                                                 $   0.35     $   0.27
                                                          ========     ========

Shares used in computing earnings per common share:

  Basic                                                      188.9        194.4
                                                          ========     ========

  Diluted                                                    198.9        203.8
                                                          ========     ========

Dividends declared per common share                       $  0.055     $  0.050
                                                          ========     ========


The accompanying notes are an integral part of these consolidated financial statements.



                      TANDY CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,  December 31,  March 31,
                                                     1999        1999         2000
(In millions, except for share amounts)          (Unaudited)               (Unaudited)
--------------------------------------           -----------  -----------  -----------
Assets
Current assets:
  Cash and cash equivalents                        $   87.2    $  164.6    $   53.9
  Accounts and notes receivable, less allowance
   for doubtful accounts                              234.2       286.1       189.7
  Inventories, at lower of cost or market             967.6       861.4       878.9
  Other current assets                                 77.8        91.2       110.3
                                                   --------    --------    --------

    Total current assets                            1,366.8     1,403.3     1,232.8
                                                   --------    --------    --------

Property, plant and equipment, at cost, less
 accumulated depreciation                             448.3       446.8       433.7
Other assets, net of accumulated amortization         286.9       291.9       265.2
                                                   --------    --------    --------
Total assets                                       $2,102.0    $2,142.0    $1,931.7
                                                   ========    ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities
   of long-term debt                               $  267.9    $  188.9    $  297.9
  Accounts payable                                    272.1       234.8       148.4
  Accrued expenses                                    242.2       350.8       235.8
  Income taxes payable                                139.7       150.7        97.7
                                                   --------    --------    --------

    Total current liabilities                         921.9       925.2       779.8
                                                   --------    --------    --------

Long-term debt, excluding current maturities          318.3       319.4       266.0
Other non-current liabilities                          51.4        45.7        33.1
                                                   --------    --------    --------

    Total other liabilities                           369.7       365.1       299.1
                                                   --------    --------    --------

Minority interest - RadioShack.com                    100.0          --          --

Common stock put options                               14.0        21.0        13.3

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
   authorized
     Series A junior participating, 300,000,
      300,000 and 100,000 shares designated,
      respectively, and none issued                      --          --          --
     Series B convertible (TESOP), 100,000 shares
      authorized; 72,200, 72,800 and 76,000 shares
      issued, respectively                             72.2        72.8       100.0
  Common stock, $1 par value, 250,000,000 shares
   authorized; 236,033,000, 235,840,000 and
   139,184,000 shares issued, respectively            236.0       235.8       139.2
  Additional paid-in capital                           95.9        82.4       113.3
  Retained earnings                                 1,409.1     1,353.3     1,738.6
  Treasury stock, at cost; 49,197,000, 45,113,000
    and 42,451,000 shares, respectively            (1,097.5)     (892.3)   (1,221.9)
  Unearned deferred compensation                      (18.2)      (20.5)      (28.6)
  Accumulated other comprehensive loss                 (1.1)       (0.8)       (1.1)
                                                   --------    --------    --------
    Total stockholders' equity                        696.4       830.7       839.5
Commitments and contingent liabilities
                                                   --------    --------    --------
Total liabilities and stockholders' equity         $2,102.0    $2,142.0    $1,931.7
                                                   ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        TANDY CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
(In millions)                                                    2000        1999
 ------------                                                  --------    --------
Cash flows from operating activities:
Net income                                                     $   69.7    $   55.9
  Adjustments to reconcile net income to net cash used by
   operating activities:
   Depreciation and amortization                                   25.7        21.0
   Restricted stock awards                                         (1.0)       (5.1)
   Other items                                                      6.7         6.6
  Changes in operating assets and liabilities:
    Receivables                                                    58.3        28.0
    Inventories                                                  (106.2)       33.3
    Other current assets                                           (2.0)       (3.5)
    Accounts payable, accrued expenses and income taxes           (51.5)     (156.5)
                                                               --------    --------
Net cash used by operating activities                              (0.3)      (20.3)
                                                               --------    --------

Investing activities:
  Additions to property, plant and equipment                      (29.8)      (21.7)
  Proceeds from sale of property, plant and equipment               0.5         0.8
  Proceeds from sale of minority interest in RadioShack.com       100.0          --
  Proceeds from sale of marketable securities                      17.4          --
  Other investing activities                                       (2.5)       (4.7)
                                                               --------    --------
Net cash provided (used) by investing activities                   85.6       (25.6)
                                                               --------    --------

Financing activities:
  Purchases of treasury stock                                    (238.3)      (67.7)
  Exercise of common stock put options                             (8.6)         --
  Proceeds from sale of common stock put options                    0.5         1.0
  Sales of treasury stock to employee stock plans                  16.9        13.9
  Proceeds from exercise of stock options                           1.2         3.9
  Dividends paid                                                  (11.4)      (10.8)
  Changes in short-term borrowings, net                            78.2        64.8
  Additions to long-term borrowings                                  --        31.9
  Repayments of long-term borrowings                               (1.2)       (1.7)
                                                               --------    --------
Net cash (used) provided by financing activities                 (162.7)       35.3
                                                               --------    --------

Decrease in cash and cash equivalents                             (77.4)      (10.6)
Cash and cash equivalents, beginning of period                    164.6        64.5
                                                               --------    --------
Cash and cash equivalents, end of period                       $   87.2    $   53.9
                                                               ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in Tandy Corporation's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - STOCK SPLIT
On May 20,1999, Tandy's Board of Directors declared a two-for-one split of Tandy common stock, payable on June 21, 1999. This resulted in the issuance of 96.6 million shares of common stock along with a corresponding decrease of $96.6 million in additional paid-in capital. Treasury shares were not split. However, an adjustment was made to Tandy's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares by reducing paid-in capital and retained earnings). All references to the number of shares (other than common stock issued on the March 31, 1999 Consolidated Balance Sheet), per share amounts, cash dividends, and any other reference to shares in the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and Managements' Discussion and Analysis, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards, and all other agreements payable in Tandy's common stock have also been adjusted or amended to reflect the split.

NOTE 3 - EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three months ended March 31, 2000 and 1999, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

                                                    Three Months Ended                        Three Months Ended
                                                      March 31, 2000                            March 31, 1999
                                           --------------------------------------    ---------------------------------------
                                             Income       Shares        Per Share      Income       Shares        Per Share
(In millions except per share amounts)     (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)    Amount
--------------------------------           -----------  -------------   ---------    -----------  -------------   ----------
Net income                                  $   69.7                                  $   55.9
Less: Preferred stock dividends                 (1.4)                                     (1.4)
                                            --------                                  --------

Basic EPS
Net income available to common
 shareholders                                   68.3        188.9        $   0.36         54.5        194.4       $   0.28
                                                                         ========                                 ========

Effect of dilutive securities:
Plus dividends on Series B
 preferred stock                                 1.4                                       1.4
Additional contribution required
 for TESOP if preferred stock had
 been converted                                 (0.9)         6.3                         (1.1)         6.6
Stock options                                                 3.7                                       2.8
                                            --------     --------                     --------     --------

Diluted EPS
Net income available to common
 shareholders plus assumed
 conversions                                $   68.8        198.9        $   0.35     $   54.8        203.8       $   0.27
                                            ========     ========        ========     ========     ========       ========


NOTE 4 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2000 and 1999 was $69.4 million and $55.8 million, respectively.

NOTE 5 - RADIOSHACK.COM, LLC
In October 1999, Tandy launched its e-commerce enabled website, www.RadioShack.com. On November 10, 1999, Tandy and Microsoft Corporation ("Microsoft") formed a limited liability company, RadioShack.com, LLC, for the purpose of marketing and selling electronics products on the Internet. Tandy contributed assets and also extended a royalty-free license for certain trademarks and service marks to Radioshack.com, LLC and Microsoft contributed cash of $100.0 million on January 4, 2000. Tandy owns 100% of the common units of Radioshack.com, LLC, while Microsoft owns 100% of the preferred units. Tandy includes Radioshack.com, LLC in its consolidated financial statements. Tandy is entitled to receive 75% of the profits and losses of Radioshack.com, LLC, while Microsoft will receive 25%; however, the preferred units have certain liquidation rights, which could affect the allocation of profits and losses among the partners. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require Tandy to purchase, and Tandy has the right to purchase, Microsoft's units. Also, in the event of liquidation, the preferred units have preferential rights to recover their initial investment.

NOTE 6 - 1996 BUSINESS RESTRUCTURING
In the fourth quarter of 1996, Tandy initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry at the time. At December 31, 1999, the balance in the restructuring reserve was $14.5 million and consisted of remaining estimated real estate obligations to be paid. During the three months ended March 31, 2000, approximately $1.7 million was charged against the restructuring reserve, leaving a balance in the reserve of $12.8 million at March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "should," could," and similar words and phrases. Factors that could cause Tandy Corporation's ("Tandy" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the inability to successfully implement, market and execute the RadioShack.comSM website and its coordination with RadioShack retail outlets;
o the presence or absence of new services or products and product features in the merchandise categories RadioShack sells and changes in RadioShack's actual merchandise sales mix;
o the inability to negotiate profitable contracts or execute business plans with providers of such services as cellular and PCS telephones, direct-to-home satellite, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual revenues, commissions and bounties for products and services sold by RadioShack;
o the inability to successfully implement and execute Tandy's strategic alliances with either Thomson Multimedia and/or Microsoft Corporation ("Microsoft");
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect Tandy);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support Tandy's service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services Tandy sells or changes in tax rules and regulations applicable to Tandy;
o the inability to successfully integrate AmeriLink Corp. ("AmeriLink"), a wholly-owned subsidiary of Tandy, and its operations with RadioShack; or
o the adoption rate and market demand for high speed Internet and other Internet-related services.

The United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. Tandy's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

The Company's overall sales increased 17.6% to $1,047.3 million for the three months ended March 31, 2000, compared to $890.2 million in the corresponding prior year period. RadioShack's comparable store sales increased 12.0% for the quarter, compared to the first quarter in the prior year. This comparable store sales increase was driven primarily by increased sales of audio and video equipment, including "direct-to-home" satellite systems and services ("DTH"); and, to a lesser extent, an increase in sales of communications products.

Sales in the audio and video category increased approximately 65% in the first quarter of 2000, compared to the first quarter of 1999. This sales increase was due primarily to promotional pricing strategies on private label TV's, VCR's and other equipment, as RadioShack prepared for the rollout of the RCA Digital Entertainment Center at RadioShack in June 2000. The audio and video category also benefited from increased sales of DTH.

Sales of communications products increased approximately 10% during the quarter ended March 31, 2000, compared to the same period ended March 31, 1999, due primarily to increases in both unit and dollar sales of PCS telephones. Unit and dollar sales of wireless products are expected to continue to increase in 2000.

Sales in the personal computers and peripherals category increased approximately 5% during the first quarter of 2000 compared to the first quarter of 1999, despite a 15% decrease in the average selling price of personal computers, compared to the first quarter of 1999. An increase in CPU units sold, as well as an increase in sales of printers and peripherals, contributed to the sales increase.

Sales in the parts, accessories and specialty equipment category increased approximately 4% during the three months ended March 31, 2000, compared to the same period in the prior year, due primarily to increased sales of computer accessories and supplies.

Sales in the personal electronics category increased approximately 7% during the first quarter of 2000, compared to the first quarter of 1999, due in part to increased sales of toys and headphones.

Sales in the services and other category, which includes residuals and income from prepaid wireless airtime, repair services and extended service contracts, increased slightly in the first quarter of 2000. Increases in residual income, primarily from wireless service providers, and sales of extended service plans were partially offset by a decrease in sales of prepaid wireless airtime.

Connectivity Strategy Update: On April 27, 2000, Tandy, along with Microsoft and Compaq Computer Corporation ("Compaq"), announced a three-way strategic alliance designed to accelerate the adoption of web technologies by U. S. consumers. A new tri-branded Internet portal will feature links to consumer-oriented Compaq, RadioShack and MSNTM websites where customers will have direct access to additional support, including frequent updates on future technologies, upgrades and special promotions. In addition to providing these consumer benefits, the tri-branded portal will enable all three companies to share in associated Internet revenue opportunities, conduct joint marketing and advertising campaigns, and increase the number of subscribers to MSN through Compaq Internet PCs sold through RadioShack and RadioShack.com. Additionally, Tandy extended the expiration date on its existing Distribution and Co-Marketing Agreement with Compaq from February 2001 to December 2004.


RadioShack Retail Outlets

                           March 31,   December 31,  March 31,   December 31,
                             2000         1999         1999         1998
                           --------     --------     --------     --------
Company-owned                 5,052        5,087        5,037        5,039
Dealer/Franchise              2,091        2,099        1,989        1,991
                           --------     --------     --------     --------
Total retail outlets          7,143        7,186        7,026        7,030
                           ========     ========     ========     ========

Gross Profit

For the three months ended March 31, 2000, gross profit dollars for Tandy increased 14.5%, but decreased 1.3 percentage points, to 49.3% of net sales and operating revenues, compared to 50.6% for the corresponding 1999 period. This percentage point decrease was due primarily to promotional markdowns on private label audio and video equipment taken during the first quarter of 2000 in preparation for the transition to RCA-branded products. These markdowns resulted in increased sales of audio and video equipment, which have lower gross margin than Tandy overall. To a lesser extent, the percentage decrease in gross profit percent was also impacted by a percentage point decrease in the gross margin of communication products, related primarily to promotional markdowns on certain residential telephones. The decreases in the communications category and in the audio and video category were partially offset by increased residuals, which have 100% gross margin, as well as by increased sales of DTH and parts and accessories.

Selling, General and Administrative Expense

For the first quarter of 2000, selling, general and administrative ("SG&A") expense in dollars for Tandy increased 10.2% or $34.6 million, when compared to the first quarter of 1999. However, SG&A expense as a percentage of net sales and operating revenues decreased by 2.4 percentage points from 38.1% to 35.7%, when compared to the quarter ended March 31, 1999. This percentage point decrease was primarily due to increased comparable store sales in the first quarter of 2000, which had a positive effect on the expense rate structure.

For the three months ended March 31, 2000, advertising expense decreased in dollars when compared to the same period in the prior year. Rent expense increased in dollars for the quarter ended March 31, 2000, when compared to the quarter ended March 31, 1999, due to new store openings and lease renewals at slightly higher rates. Salary expense increased in dollars during the first quarter of 2000, due to retail store expansions and increases in commission, bonuses and other incentives resulting from strong comparable store sales and profits. Advertising, rent and salary expense all decreased as a percentage of net sales and operating revenues for the three months ended March 31, 2000, when compared to the same period in the prior year, due to the favorable effect of increased comparable store sales on the expense rate structure during the period.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2000 was $4.9 million versus $3.8 million for the comparable three months in 1999. Interest expense increased $1.2 million, due to higher nominal interest rates and higher average debt outstanding during the first quarter of 2000, when compared to the first quarter in the prior year. Interest income increased slightly for the three months ended March 31, 2000, compared to the prior year period. Interest expense, net of interest income, is expected to increase moderately during the remainder of 2000, when compared to the prior year, due to anticipated higher short-term interest rates and increased debt from share repurchases.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, as evaluated at the end of each quarter. The effective tax rates for the first quarter of 2000 and 1999 were 38.0% and 39.0%, respectively. This decrease resulted primarily from improved utilization of foreign tax credits and implementation of certain state income tax initiatives.

FINANCIAL CONDITION

Cash flow used by operating activities approximated $0.3 million in the three month period ended March 31, 2000, compared to $20.3 million in the prior year. This increase in cash flow was primarily attributable to a $22.8 million increase in net income after adjustments for non-cash items in the first three months of 2000, compared to the first three months of 1999. The increase in cash flow from operating activities for the first three months of 2000 was also positively affected by a small increase in working capital. Increases in inventory and decreases in accrued expenses, primarily attributable to the payment of accrued bonuses in the first quarter of 2000, were partially offset by the collection of accounts receivable outstanding at December 31, 1999 and increases in accounts payable.

Inventory at March 31, 2000 increased $106.2 million or 12.3% since December 31, 1999 and increased $88.7 million or 10.1% since March 31, 1999. The increases since December 31, 1999 and March 31, 1999 were due primarily to increased inventory of audio and video products as RadioShack prepared for the transition from private label to RCA-branded equipment. Additionally, digital cellular handsets and DTH inventory increased. These increases were partially offset by a decrease in residential telephone inventory.

Total accounts receivable at March 31, 2000 decreased $51.9 million or 18.1% since December 31, 1999 and increased $44.5 million or 23.5% since March 31, 1999. The decrease in accounts receivable since December 31, 1999 was due primarily to the collection of accounts receivable outstanding at year end. The increase since March 31, 1999 related primarily to increased trade and dealer receivables. In addition, receivables from service providers increased due to residuals and brand name vendor support resulting from increased sales of wireless communications, DTH and long distance service.

Cash provided by investing activities for the three months ended March 31, 2000 was $85.6 million, compared to cash used by investing activities of $25.6 million in the previous year. Investing activities for the three months ended March 31, 2000 included capital expenditures totaling $29.8 million, primarily for retail expansion and upgrades of information systems. Management anticipates that capital expenditure requirements will approximate $100.0 million to $110.0 million for the remainder of 2000, primarily to support RadioShack store refurbishments and expansions, and, to a lesser extent, enhance information systems. On January 4, 2000, Tandy received $100.0 million in cash from Microsoft, which related to Microsoft's investment in RadioShack.com, LLC, a limited liability company formed by Tandy and Microsoft for the purpose of marketing and selling electronics products on the Internet. Proceeds from the sale of marketable securities also provided $17.4 million in cash for the three months ended March 31, 2000.

Cash used by financing activities for the three months ended March 31, 2000 was $162.7 million, compared to cash provided by financing activities of $35.3 million in the previous year. Purchases of treasury stock required $238.3 million for the three months ended March 31, 2000, compared to $67.7 million during the same period of 1999. The current year's stock repurchases were partially funded by a net increase in short-term debt, as well as by $18.1 million received from the sale of treasury stock to employee stock plans and stock option exercises. Dividends used $11.4 million of cash for the three months ended March 31, 2000, compared to a $10.8 million usage in the same period of the prior year. In October 1999, Tandy announced a 10% increase in the quarterly dividend payment from $0.050 per common share to $0.055 per common share, which impacted the January 19, 2000 dividend payment.

Cash and cash equivalents at March 31, 2000 were $87.2 million, compared to $164.6 million at December 31, 1999 and $53.9 million at March 31, 1999. Total debt as a percentage of total capitalization was 45.7% at March 31, 2000, compared to 38.0% at December 31, 1999 and 40.2% at March 31, 1999. The increase in the March 31, 2000 debt-to-capitalization ratio resulted primarily from a reduction in Tandy's stockholders' equity due to the share repurchase program. Long-term debt as a percentage of total capitalization was 24.8% at March 31, 2000, compared to 23.9% at December 31, 1999 and 19.0% at March 31, 1999.

The Board of Directors has authorized management to purchase up to 70.0 million shares of Tandy common stock through its two existing share repurchase programs, of which approximately 67.5 million shares, totaling $1,380.7 million, had been purchased as of March 31, 2000. During the quarter ended March 31, 2000, Tandy repurchased approximately 3.8 million shares for an aggregate cost of $177.0 million under these programs. Purchases for either or both of these programs may continue to be made from time to time in the open market and it is expected that funding of these programs will come primarily from excess free cash flow and short-term borrowings, if needed.

In connection with the share repurchase program, the Board of Directors has authorized management to sell up to 2.0 million put options on Tandy common stock. Tandy has sold approximately 1.5 million put options since the inception of the program and 0.3 million put options remained outstanding at March 31, 2000 at an exercise price of $44.90. During the quarter ended March 31, 2000, Tandy sold 0.1 million put options, totaling approximately $4.0 million under the program. The put options expire on various dates through September 2000.

Additionally, at its February 23, 2000 meeting, the Board of Directors authorized management to supplement the put option program with equity forwards and increased the number of shares subject to put options and equity forwards to
4.0 million shares. The Board of Directors also extended the expiration date for the program to no later than December 31, 2002. Put options and equity forwards will continue to be executed from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, Tandy's liquidity and other considerations.

                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Tandy has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, and breach of contract and other matters against Tandy and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at March 31, 2000. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on Tandy's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits Required by Item 601 of Regulation S-K.

            A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on pages 13-15, which immediately precede such exhibits.

        b)  Reports on Form 8-K.

            There were no Form 8-K reports filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                               Tandy Corporation
                                 (Registrant)







Date:  May 12, 2000                           By   /s/  Richard L. Ramsey
                                                   ---------------------------
                                                        Richard L. Ramsey
                                                   Vice President and Controller
                                                        (Authorized Officer)






Date:  May 12, 2000                                /s/   Dwain H. Hughes
                                                   ---------------------------
                                                         Dwain H. Hughes
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

                                TANDY CORPORATION
                                INDEX TO EXHIBITS

Exhibit
Number         Description

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

3b Tandy Corporation Bylaws, restated as of October 22, 1999 (filed as Exhibit 3b to Tandy's Form 10-K filed on March 24, 2000 and incorporated herein by reference).

10a Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10b Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender, Citibank, N.A., as Syndication Agent and Lender, Bank of America National Trust & Savings Association, as Documentation Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4b to Tandy's Form 10-Q filed on August 13, 1998 and incorporated herein by reference).

10c First Amendment to Revolving Credit Agreement (Facility A) dated as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as Agent and Lender, Citibank, N.A. as Syndication Agent and Lender, The Bank of New York, as Documentation Agent, and BankBoston, N.A., First Union National Bank, Fleet National Bank and The First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the Revolving Credit Agreement (Facility A) dated as of June 25,1998 (filed as Exhibit 4c to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10d Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among Tandy Corporation, NationsBank, N.A., as Agent and Lender, Citibank, N.A., as Syndication Agent and Lender, Bank of America National Trust & Savings Association, as Documentation Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New York, Co-Agent and Lender, First Union National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender, and twelve other banks as Lenders (filed as Exhibit 4o to Tandy's Form 10-Q filed on August 13, 1998 and incorporated herein by reference).

10e First Amendment to Revolving Credit Agreement (Facility B) dated as of June 24, 1999 among Tandy Corporation, NationsBank, N.A. as Agent and Lender, Citibank, N.A. as Syndication Agent and Lender, The Bank of New York, as Documentation Agent, and BankBoston, N.A., First Union National Bank, Fleet National Bank and The First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the Revolving Credit Agreement (Facility B) dated as of June 25,1998 (filed as Exhibit 4e to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10f Salary Continuation Plan for Executive Employees of Tandy Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10g Post Retirement Death Benefit Plan for Selected Executive Employees of Tandy Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10h Tandy Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10i            Director  Fee  Resolution  (filed as Exhibit 10h to Tandy's  Form
               10-K  filed  on  March  30,  1994  and  incorporated   herein  by
               reference).

10j Tandy Corporation 1985 Stock Option Plan as restated effective August 1990 (filed as Exhibit 10i to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10k Tandy Corporation 1993 Incentive Stock Plan as restated May 18, 1995 (filed as Exhibit 10j to Tandy's Form 10-Q filed on August 14, 1995 and incorporated herein by reference).

10l Tandy Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10m Third Restated Trust Agreement Tandy Employees Supplemental Stock Program through Amendment No. VI dated August 31, 1999 (filed as
               Exhibit 10h to Tandy's Form 10-Q filed on November 12, 1999 and incorporated herein by reference).

10n Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to Tandy's Form 10-Q filed on August 14, 1995 and incorporated herein by reference).

10o Tandy Corporation Termination Protection Plans for Executive Employees of Tandy Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as Exhibit 10n to Tandy's Form 10-Q filed on August 14, 1995 and incorporated herein by reference).

10p Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of Tandy Corporation and its Subsidiaries (i) Formula,
               (ii) Discretionary, and (iii) Pay Plan (filed as Exhibit 10o to Tandy's Form 10-K filed on March 30, 1994 and incorporated herein by reference).

10q Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of Tandy Corporation (filed as Exhibit 10p to Tandy's Form 10-K filed on March 28, 1996 and incorporated herein by reference).

10r Tandy Corporation 1997 Incentive Stock Plan, (filed as Exhibit 10q to Tandy's Form 10-Q filed on August 8, 1997 and incorporated herein by reference).

10s Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as 10s to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10t Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of Tandy Corporation (filed as 10t to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10u Form of December 1997 Deferred Salary and Bonus Agreement (Stock Investment) with selected Executive Employees of Tandy Corporation (filed as 10u to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10v Form of 1999 Executive Pay Plan Letters (filed as Exhibit 10r to Tandy's Form 10-K filed on March 24, 2000 and incorporated herein by reference).

10w Tandy Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as 10s to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).


10x Tandy Corporation Executive Deferred Stock Plan, effective April 1, 1998 (filed as 10x to Tandy's Form 10-K filed on March 26, 1998 and incorporated herein by reference).

10y Tandy Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated June 1, 1999 (filed as Exhibit 10x to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10z Tandy Corporation 1999 Incentive Stock Plan dated February 24, 1999 (filed as Exhibit 10y to Tandy's Form 10-Q filed on August 11, 1999 and incorporated herein by reference).

10aa Form of September 30, 1997 Deferred Compensation Agreement between Tandy Corporation and Leonard H. Roberts (filed as 10aa to Tandy's Form 10-Q filed on May 13, 1998 and incorporated herein by reference).

10bb           Severance Agreement  dated  October 23, 1998  between  Leonard H.
               Roberts and Tandy Corporation (filed as Exhibit 10z to Tandy's Form 10-K filed on March 29, 1998 and incorporated herein by reference).

11*            Statement of Computation of Ratios of Earnings to Fixed Charges.

27.1*          Financial Data Schedule.

-----------------------

* Filed with this report.

                                                                      EXHIBIT 11
                            TANDY CORPORATION

        STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                            Three Months Ended
                                                                 March 31,
                                                            --------------------
(In millions, except ratios)                                  2000        1999
----------------------------                                --------    --------
Ratio of Earnings to Fixed Charges:

Net income                                                  $   69.7    $   55.9
Plus provision for income taxes                                 42.7        35.7
                                                            --------    --------
Income before income taxes                                     112.4        91.6
                                                            --------    --------

Fixed charges:

Interest expense and amortization, including debt discount       9.5         8.3
Amortization of issuance expense                                 0.2         0.2
Appropriate portion (33 1/3%) of rentals                        17.6        16.8
                                                            --------    --------
    Total fixed charges                                         27.3        25.3
                                                            --------    --------

Earnings before income taxes and fixed charges              $  139.7    $  116.9
                                                            ========    ========

Ratio of earnings to fixed charges                              5.12        4.62
                                                            ========    ========

Ratio of Earnings to Fixed Charges and
 Preferred Dividends:

Total fixed charges, as above                               $   27.3    $   25.3
Preferred dividends                                              1.4         1.4
                                                            --------    --------
Total fixed charges and preferred dividends                 $   28.7    $   26.7
                                                            ========    ========

Earnings before income taxes and fixed charges              $  139.7    $  116.9
                                                            ========    ========

Ratio of earnings to fixed charges and
 preferred dividends                                            4.87        4.38
                                                            ========    ========