Form 10-Q/A
period 2000-03-31
TANDY CORP /DE/
filed 2000-05-12
CIK 96289

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------

                                  FORM 10-Q/A
                                Amendment No. 1


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

The registrant hereby files this Amendment No. 1 to their Form 10-Q filed with the Securities & Exchange Commission for the quarter ended March 31, 2000 to reflect the proper headings on the Consolidated Balance Sheets included in
Item 1.
--------------------------------------------------------------------------------

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



                      TANDY CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,  December 31,  March 31,
                                                     2000        1999         1999
(In millions, except for share amounts)          (Unaudited)               (Unaudited)
--------------------------------------           -----------  -----------  -----------
Assets
Current assets:
  Cash and cash equivalents                        $   87.2    $  164.6    $   53.9
  Accounts and notes receivable, less allowance
   for doubtful accounts                              234.2       286.1       189.7
  Inventories, at lower of cost or market             967.6       861.4       878.9
  Other current assets                                 77.8        91.2       110.3
                                                   --------    --------    --------

    Total current assets                            1,366.8     1,403.3     1,232.8
                                                   --------    --------    --------

Property, plant and equipment, at cost, less
 accumulated depreciation                             448.3       446.8       433.7
Other assets, net of accumulated amortization         286.9       291.9       265.2
                                                   --------    --------    --------
Total assets                                       $2,102.0    $2,142.0    $1,931.7
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