Form 10-Q
period 2000-06-30
RADIOSHACK CORP
filed 2000-08-11
CIK 96289

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

        For the quarterly period ended June 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                       --------   --------

                         Commission File Number: 1-5571
                            ------------------------

                             RADIOSHACK CORPORATION
                          (Formerly Tandy Corporation)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 2000 was 185,718,906.

        Index to Exhibits is on Sequential Page No. 15. Total pages 42.


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                  Three Months Ended       Six Months Ended
                                                        June 30,               June 30,
                                                  -------------------    --------------------
(In millions, except per share amounts)             2000       1999        2000        1999
---------------------------------------           --------   --------    --------    --------
Net sales and operating revenues                  $1,023.3   $  886.7    $2,070.6    $1,776.9
Cost of products sold                                489.7      418.7     1,021.0       858.2
                                                  --------   --------    --------    --------
Gross profit                                         533.6      468.0     1,049.6       918.7
                                                  --------   --------    --------    --------

Expenses (income):
  Selling, general and administrative                377.6      340.7       751.6       680.1
  Depreciation and amortization                       26.2       21.3        51.9        42.3
  Interest income                                     (4.2)      (4.6)       (8.8)       (9.1)
  Interest expense                                    12.4        9.6        21.9        17.9
  Restricted stock awards                               --         --        (1.0)       (5.1)
                                                  --------   --------    --------    --------
                                                     412.0      367.0       815.6       726.1
                                                  --------   --------    --------    --------

Income before income taxes                           121.6      101.0       234.0       192.6
Provision for income taxes                            46.2       39.4        88.9        75.1
                                                  --------   --------    --------    --------

Net income                                            75.4       61.6       145.1       117.5

Preferred dividends                                    1.3        1.4         2.7         2.8
                                                  --------   --------    --------    --------

Net income available to common shareholders       $   74.1   $   60.2    $  142.4    $  114.7
                                                  ========   ========    ========    ========

Net income available per common share:

  Basic                                           $   0.40   $   0.31    $   0.76    $   0.59
                                                  ========   ========    ========    ========

  Diluted                                         $   0.38   $   0.30    $   0.72    $   0.56
                                                  ========   ========    ========    ========

Shares used in computing earnings per
 common share:

  Basic                                              187.0      194.0       188.0       194.3
                                                  ========   ========    ========    ========

  Diluted                                            197.2      204.7       198.1       204.5
                                                  ========   ========    ========    ========

Dividends declared per common share               $  0.055   $  0.050    $   0.11    $   0.10
                                                  ========   ========    ========    ========


The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                     June 30,  December 31,  June 30,
                                                       2000        1999        1999
(In millions, except for share amounts)            (Unaudited)              (Unaudited)
--------------------------------------              ---------    --------    --------
Assets
Current assets:
  Cash and cash equivalents                          $   85.9    $  164.6    $   43.7
  Accounts and notes receivable, less allowance
   for doubtful accounts                                231.5       286.1       204.6
  Inventories, at lower of cost or market             1,047.3       861.4       855.9
  Other current assets                                   82.9        91.2        96.4
                                                     --------    --------    --------
   Total current assets                               1,447.6     1,403.3     1,200.6

Property, plant and equipment, at cost, less
 accumulated depreciation                               451.6       446.8       433.3
Other assets, net of accumulated amortization           306.7       291.9       292.7
                                                     --------    --------    --------
Total assets                                         $2,205.9    $2,142.0    $1,926.6
                                                     ========    ========    ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities
   of long-term debt                                 $  408.6    $  188.9    $  238.6
  Accounts payable                                      225.9       234.8       161.3
  Accrued expenses                                      238.0       350.8       236.4
  Income taxes payable                                  143.0       150.7       104.8
                                                     --------    --------    --------
   Total current liabilities                          1,015.5       925.2       741.1
                                                     --------    --------    --------

Long-term debt, excluding current maturities            317.1       319.4       260.4
Other non-current liabilities                            53.0        45.7        36.8
                                                     --------    --------    --------

   Total other liabilities                              370.1       365.1       297.2
                                                     --------    --------    --------

Minority interest - RadioShack.com                      100.0          --          --

Common stock put options                                  4.0        21.0        27.4

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares
 authorized
   Series A junior participating, 300,000, 300,000
   and 100,000 shares designated, respectively,
   and none issued                                         --          --          --
   Series B convertible (TESOP), 100,000 shares
   authorized; 71,200, 72,800 and 74,800 shares
   issued, respectively                                  71.2        72.8        74.8
 Common stock, $1 par value, 650,000,000 shares
  authorized; 236,033,000, 235,840,000 and
  235,840,000 shares issued, respectively               236.0       235.8       235.8
 Additional paid-in capital                             102.9        82.4         6.4
 Retained earnings                                    1,470.1     1,353.3     1,202.1
 Treasury stock, at cost; 50,236,000, 45,113,000
  and 42,310,000 shares, respectively                (1,147.0)     (892.3)     (638.2)
 Unearned deferred compensation                         (16.0)      (20.5)      (25.6)
 Accumulated other comprehensive gain (loss)             (0.9)       (0.8)        5.6
                                                     --------    --------    --------
   Total stockholders' equity                           716.3       830.7       860.9
Commitments and contingent liabilities
                                                     --------    --------    --------
Total liabilities and stockholders' equity           $2,205.9    $2,142.0    $1,926.6
                                                     ========    ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
(In millions)                                                      2000        1999
 ------------                                                    --------    --------
Cash flows from operating activities:
Net income                                                       $  145.1    $  117.5
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
   Depreciation and amortization                                     51.9        42.3
    Restricted stock awards                                          (1.0)       (5.1)
   Other items                                                       14.0        14.5
 Changes in operating assets and liabilities:
  Receivables                                                        70.1        10.1
  Inventories                                                      (185.9)       56.2
  Other current assets                                               (9.0)        9.4
  Accounts payable, accrued expenses and income taxes               (96.0)     (124.9)
                                                                 --------    --------
Net cash (used) provided by operating activities                    (10.8)      120.0
                                                                 --------    --------
Investing activities:
 Additions to property, plant and equipment                         (59.2)      (44.4)
 Proceeds from sale of property, plant and equipment                  1.0         2.6
 Investment in securities                                           (30.0)      (20.0)
 Proceeds from sale of securities                                    17.4          --
 Proceeds from sale of minority interest in RadioShack.com          100.0          --
 Other investing activities                                          (2.5)       (5.0)
                                                                 --------    --------
Net cash provided (used) by investing activities                     26.7       (66.8)
                                                                 --------    --------

Financing activities:
 Purchases of treasury stock                                       (311.1)     (130.2)
 Exercise of common stock put options                                (8.6)         --
 Proceeds from sale of common stock put options                       0.5         2.4
 Sales of treasury stock to employee stock plans                     27.8        21.8
 Proceeds from exercise of stock options                              3.7        23.3
 Dividends paid                                                     (22.6)      (21.3)
 Changes in short-term borrowings, net                              222.6        21.6
 Additions to long-term borrowings                                     --        31.9
 Repayments of long-term borrowings                                  (6.9)      (23.5)
                                                                 --------    --------
Net cash used by financing activities                               (94.6)      (74.0)
                                                                 --------    --------

Decrease in cash and cash equivalents                               (78.7)      (20.8)
Cash and cash equivalents, beginning of period                      164.6        64.5
                                                                 --------    --------
Cash and cash equivalents, end of period                         $   85.9    $   43.7
                                                                 ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements of RadioShack Corporation ("RadioShack" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three and six months ended June 30, 2000 and 1999, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

                                                Three Months Ended               Three Months Ended
                                                   June 30, 2000                   June 30, 1999
                                         --------------------------------    --------------------------------
                                          Income       Shares   Per Share     Income       Shares   Per Share
(In millions, except per share amounts) (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
--------------------------------------   --------     --------   --------    --------     --------   --------

Net income                               $   75.4                            $   61.6
Less: Preferred stock dividends              (1.3)                               (1.4)
                                         --------                            --------
Basic EPS
Net income available to common
 shareholders                                74.1        187.0   $   0.40        60.2        194.0   $   0.31
                                                                 ========                            ========
Effect of dilutive securities:
Dividends on Series B preferred stock         1.3                                 1.4
Additional contribution required
 for TESOP if preferred stock had
 been converted                              (0.8)         6.2                   (1.0)         6.5
Stock options                                              4.0                                 4.2
                                         --------     --------               --------     --------
Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $   74.6        197.2   $   0.38    $   60.6        204.7   $   0.30
                                         ========     ========   ========    ========     ========   ========

                                                 Six Months Ended                  Six Months Ended
                                                   June 30, 2000                    June 30, 1999
                                         --------------------------------    --------------------------------
                                          Income       Shares    Per Share    Income       Shares   Per Share
(In millions, except per share amounts) (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
--------------------------------------   --------     --------   --------    --------     --------   --------
Net income                               $  145.1                             $ 117.5
Less: Preferred stock dividends              (2.7)                               (2.8)
                                         --------                            --------
Basic EPS
Net income available to common
 shareholders                               142.4        188.0   $   0.76       114.7        194.3   $   0.59
                                                                 ========                            ========
Effect of dilutive securities:
Dividends on Series B preferred stock         2.7                                 2.8
Additional contribution required
 for TESOP if preferred stock had
 been converted                              (1.7)         6.2                   (2.1)         6.6
Stock options                                              3.9                                 3.6
                                         --------     --------               --------     --------
Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $  143.4        198.1   $   0.72    $  115.4        204.5   $   0.56
                                         ========     ========   ========    ========     ========   ========

NOTE 3 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2000 and 1999 was $75.6 million and $68.3 million, respectively, and comprehensive income for the six months ended June 30, 2000 and 1999 was $145.0 million and $124.1 million, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY
In the second quarter of 2000, RadioShack expanded its existing $200.0 million 364-day revolving credit facility to $300.0 million and also extended the maturity date to June 2001. The terms of the 364-day revolving credit facility remained similar to the previous facility. RadioShack also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes.

NOTE 5 - RADIOSHACK.COM, LLC
In  October  1999,   RadioShack   launched  its  e-commerce   enabled   website,
www.RadioShack.com. On November 10, 1999, RadioShack and Microsoft Corporation ("Microsoft") formed a limited liability company, RadioShack.com, LLC, for the purpose of marketing and selling electronics products on the Internet. RadioShack contributed assets and also extended a royalty-free license for certain trademarks and service marks to RadioShack.com, LLC and Microsoft contributed $100.0 million on January 4, 2000. RadioShack owns 100% of the common units of RadioShack.com, LLC, while Microsoft owns 100% of the preferred units. RadioShack includes RadioShack.com, LLC in its consolidated financial statements. RadioShack is entitled to receive 75% of the profits and losses of RadioShack.com, LLC, while Microsoft will receive 25%; however, the preferred units have certain liquidation rights, which could affect the allocation of profits and losses among the partners. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require RadioShack to purchase, and RadioShack has the right to purchase, Microsoft's units. Also, in the event of liquidation, the preferred units have preferential rights that could allow Microsoft to recover its initial investment.

NOTE 6 - BUSINESS RESTRUCTURING
In the fourth quarter of 1996, the Company initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable
Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry at the time. At December 31, 1999, the balance in the restructuring reserve was $14.5 million and consisted of remaining estimated real estate obligations to be paid. During the three and six months ended June 30, 2000, approximately $0.4 million and $2.1 million, respectively, were charged against the restructuring reserve. An additional $0.8 million, relating to real estate obligations, was added to the reserve during the second quarter of 2000, leaving a balance in the reserve of $13.2 million at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "should," could," and similar words and phrases. Factors that could cause RadioShack Corporation's ("RadioShack" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the inability to successfully implement, market and execute the RadioShack.com (SM) website and its coordination with RadioShack retail outlets;
o the presence or absence of new services or products and product features in the merchandise categories RadioShack sells and unexpected changes in RadioShack's actual merchandise sales mix;
o   the  inability to negotiate  and  maintain  profitable  contracts or execute business plans with providers of such services as cellular and PCS telephones, direct-to-home satellite, Internet access and high-speed bandwidth;
o   the inability  to  collect  the  level  of  anticipated  residual  revenues, commissions  and  bounties  for  products and  services  sold by RadioShack;
o the inability to successfully implement and execute RadioShack's strategic alliances with either Thomson Multimedia and/or Microsoft Corporation ("Microsoft");
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect RadioShack);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services RadioShack sells or changes in tax rules and regulations applicable to RadioShack; or
o the adoption rate and market demand for high speed Internet and other Internet-related services.

The United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. RadioShack's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

RadioShack's overall sales increased 15.4% to $1,023.3 million for the three months ended June 30, 2000, compared to $886.7 million in the corresponding prior year period. Overall sales increased 16.5% to $2,070.6 million for the six months ended June 30, 2000, compared to $1,776.9 million for the same period in 1999. Comparable store sales increased 8.8% and 10.4% for the second quarter and six month periods ended June 30, 2000, respectively, when compared to the prior year second quarter and six month periods. These sales increases for both the three and six months periods were driven primarily by increased sales of audio and video equipment, including "direct-to-home" satellite systems and services ("DTH"), as well as by increased sales of personal computers. Management anticipates that sales growth for the remainder of 2000 will come from a broad assortment of products and product categories, but primarily from audio and video products, DTH, and wireless communications.

Sales in the audio and video category increased approximately 48% and 57% during the three and six months ended June 30, 2000, respectively, when compared to the same periods ended June 30, 1999. This category benefited from the launch of the RCA Digital Entertainment Center at RadioShack in June 2000, as well as from strong sales of DTH during the first six months of 2000.

Sales of communications products increased slightly during the three months ended June 30, 2000 and increased approximately 5% during the six months ended June 30, 2000, when compared to the same periods in the prior year. During the second quarter of 2000, increased unit and dollar sales of PCS telephones were partially offset by a small decrease in unit and dollar sales of cellular telephones, as well as by lower sales of other communications products such as short-wave radios, scanners, CB radios and residential telephones. Unit and dollar sales of wireless telephones are expected to continue to increase for the remainder of 2000.

Sales in the personal computers and peripherals category increased approximately 26% and 13% during the three and six months ended June 30, 2000, respectively, when compared to the corresponding periods in the prior year. The average selling price of personal computers decreased approximately 10% and 14% during the three and six months ended June 30, 2000, respectively, when compared to 1999. However, increases in CPU units sold and increases in sales of printers and peripherals during the first and second quarters of 2000 more than offset these price reductions.

As of July 31, 2000, approximately 4,000 retail outlets had been fixtured for the Microsoft Internet Center@RadioShack. Management anticipates that the remaining fixtures for substantially all of the remaining RadioShack company-owned stores should be installed by the end of August 2000 and that most of these retail outlets will be able to demonstrate and sell high-speed Internet access service by the end of 2000.

Sales in the personal electronics category increased approximately 14% and 10% for the quarter and six months ended June 30, 2000, respectively, when compared to the quarter and six months ended June 30, 1999, as a result of increased sales of electronic gift items.

Sales in the parts, accessories and specialty equipment category increased approximately 6% and 5% during the three and six month periods ended June 30, 2000, respectively, when compared to the same periods in the prior year, due in part to increased sales of accessories for personal computers and wireless communication products. Additionally, an increase in sales of audio accessories associated with the rollout of the RCA Digital Entertainment Center at RadioShack contributed to the sales increase in the second quarter.

Sales in the services and other category, which includes residuals and income from prepaid wireless airtime, repair services and extended service contracts, increased slightly during the first half of 2000, when compared to the first half of 1999; but decreased for the quarter ended June 30, 2000, when compared to the previous year. During the second quarter and first six months of 2000, increases in residual income and sales of extended service plans were offset by a decrease in sales of prepaid wireless airtime. Management expects this trend to continue during the remainder of 2000.

RADIOSHACK RETAIL OUTLETS

                                    June 30,    March 31,  December 31, June 30,
                                      2000        2000        1999        1999
                                    --------    --------    --------    --------
RadioShack
  Company-owned                        5,060       5,052       5,087       5,020
  Dealer/Franchise                     2,073       2,091       2,099       2,007
                                    --------    --------    --------    --------

Total number of retail outlets         7,133       7,143       7,186       7,027
                                    ========    ========    ========    ========

Gross Profit

During the second quarter of 2000, gross profit dollars increased 14.0% to $533.6 million, but decreased 0.7 percentage points to 52.1% of net sales and operating revenues when compared to the second quarter of 1999. For the six months ended June 30, 2000, gross profit dollars increased 14.2% to $1,049.6 million, but decreased 1.0 percentage point to 50.7% of net sales and operating revenues, versus the corresponding period in 1999. These gross profit percentage decreases were partly due to a shift within RadioShack's product offerings to increased sales of audio and video products, which have a lower gross margin than RadioShack overall, and were further impacted by promotional markdowns on private-label audio and video equipment due to the transition to RCA-branded equipment during the first and second quarters of 2000. These decreases were partially offset by an increase in residual income, which has 100% gross margin, as well as by an increase in the gross profit percentages for the parts, accessories and specialty equipment category. Management anticipates that gross profit as a percentage of net sales and operating revenues will continue to decrease during the remainder of 2000, when compared to the prior year, but at a lower rate than the first half of 2000.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense increased by $36.9 million and $71.5 million, respectively, but decreased as a percent of net sales and operating revenues by 1.5 and 2.0 percentage points, respectively, for the three and six months ended June 30, 2000, when compared to the same periods in the prior year. For the three and six months ended June 30, 2000, rent and payroll expense increased in dollars, but decreased as a percent of sales and operating revenues when compared to the same periods in the prior year. The decreases as a percentage of sales and operating revenues were due primarily to the favorable effect of increased comparable store sales on the expense rate structure during the periods. Rent expense increased in dollars for the quarter and six months ended June 30, 2000, due primarily to lease renewals at slightly higher rates and retail store expansion. Payroll expense increased in dollars during these same periods due to retail store expansion and increases in commissions, bonuses and other incentives resulting from strong comparable store sales and profits. Advertising expense increased in dollars for the quarter ended June 30, 2000, but decreased as a percentage of net sales and operating revenues. This dollar increase related primarily to the launch of the RCA Digital Entertainment Center at RadioShack in June 2000. Advertising expense, both in dollars and as a percentage of sales and operating revenues, decreased for the six months ended June 30, 2000. Management anticipates that RadioShack will continue to obtain positive leverage in its major expense categories for the remainder of 2000, dependent upon planned continuous sales growth.

Net Interest Expense

Interest expense, net of interest income, for the three and six months ended June 30, 2000 was $8.2 million and $13.1 million, versus $5.0 million and $8.8 million for the comparable three and six months in 1999. Interest expense increased $2.8 million and $4.0 million for the three and six months ended June 30, 2000 versus the three and six months ended June 30, 1999, due to higher nominal interest rates and higher average short-term debt outstanding relating primarily to increased inventory levels and share repurchases. Interest expense, net of interest income, is expected to continue to increase moderately during the remainder of 2000, when compared to the prior year.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year, as evaluated at the end of each quarter. The effective tax rates for the second quarter of 2000 and 1999 were 38.0% and 39.0%, respectively. The decrease resulted primarily from improved utilization of foreign tax credits and implementation of certain state income tax initiatives.

FINANCIAL CONDITION

Cash flow used by operating activities approximated $10.8 million in the six month period ended June 30, 2000, compared to cash flow provided by operating activities of $120.0 million in the prior year. This decrease in cash flow was primarily attributable to a $171.6 million decrease in working capital components during the six month period ended June 30, 2000. Increases in inventory and decreases in cash flow related to accrued expenses, primarily attributable to the payment of accrued bonuses in the first quarter of 2000, were partially offset by the collection of accounts receivable outstanding at December 31, 1999. The decrease in cash flow from working capital for the first six months of 2000 was offset by a $40.8 million increase in net income after adjustments for non-cash items in the first six months of 2000, when compared to the first six months of 1999.

Inventory at June 30, 2000 increased $185.9 million or 21.6% since December 31, 1999 and increased $191.4 million or 22.4% since June 30, 1999. The increases since December 31, 1999 and June 30, 1999 were due primarily to additional audio and video products related to RadioShack's introduction of the RCA Digital Entertainment Center at RadioShack in June 2000. Additionally, digital cellular handsets and DTH inventory increased. These increases were partially offset by a decrease in residential telephone inventory.

Total accounts receivable at June 30, 2000 decreased $54.6 million or 19.1% since December 31, 1999 and increased $26.9 million or 13.1% since June 30, 1999. The decrease in accounts receivable since December 31, 1999 was due primarily to the collection of accounts receivable from service providers outstanding at year end. The increase since June 30, 1999 related primarily to the acquisition of AmeriLink on July 30, 1999.

Cash provided by investing activities for the six months ended June 30, 2000 was $26.7 million, compared to cash used by investing activities of $66.8 million in the previous year. Investing activities for the six months ended June 30, 2000 included capital expenditures totaling $59.2 million, primarily for retail expansion and upgrades of information systems and, to a lesser extent, capital expenditures relating to RadioShack's installation service operations. Management anticipates that capital expenditure requirements will approximate $70.0 million to $80.0 million for the remainder of 2000, primarily to support RadioShack store refurbishments and expansions and, to a lesser extent, enhance information systems. On January 4, 2000, RadioShack received $100.0 million in cash from Microsoft, which related to Microsoft's investment in RadioShack.com, LLC, a limited liability company formed by RadioShack and Microsoft for the purpose of marketing and selling electronics products on the Internet. Proceeds from the sale of marketable securities provided $17.4 million in cash, while RadioShack's investment in DigitalConvergence.:Com Inc., an Internet technology company, used $30.0 million in cash for the six months ended June 30, 2000.

Cash used by financing activities for the six months ended June 30, 2000 was $94.6 million, compared to $74.0 million in the previous year. Purchases of treasury stock required $311.1 million for the six months ended June 30, 2000, compared to $130.2 million during the same period of 1999. The current year's stock repurchases were partially funded by a net increase in short-term debt, as well as by $31.5 million received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends used $22.6 million of cash for the six months ended June 30, 2000, compared to a $21.3 million usage in the same period of the prior year. In October 1999, RadioShack announced a 10% increase in the quarterly dividend payment from $0.050 per common share to $0.055 per common share, which impacted the January 19, 2000 and April 20, 2000 dividend payments.

In the second quarter of 2000, RadioShack expanded its existing $200.0 million 364-day revolving credit facility to $300.0 million and also extended the maturity date to June 2001. The terms of the 364-day revolving credit facility remained similar to the previous facility. RadioShack also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes.

Cash and equivalents at June 30, 2000 were $85.9 million, compared to $164.6 million at December 31, 1999 and $43.7 million at June 30, 1999. Total debt as a percentage of total capitalization was 50.3% at June 30, 2000, compared to 38.0% at December 31, 1999 and 36.7% at June 30, 1999. The increase in the debt-to-capitalization ratio since December 1999 resulted primarily from a reduction in RadioShack's stockholders' equity due to the share repurchase programs, as well as to an increase in short-term borrowings related to RadioShack's inventory purchases and share repurchase programs. Long-term debt as a percentage of total capitalization was 22.0% at June 30, 2000, compared to 23.9% at December 31, 1999 and 19.2% at June 30, 1999.

The Board of Directors has authorized management to purchase up to 70.0 million shares of RadioShack common stock through its two existing share repurchase programs, of which approximately 68.8 million shares, totaling $1,441.3 million, had been purchased as of June 30, 2000. During the quarter ended June 30, 2000, RadioShack repurchased approximately 1.4 million shares for an aggregate cost of $60.6 million and for the six months ended June 30, 2000, RadioShack repurchased approximately 5.1 million shares totaling $237.6 million under the programs. Purchases for either or both of these programs may continue to be made from time to time in the open market and management expects that funding of these programs will come primarily from excess free cash flow and short-term borrowings, if needed, as well as from the sale of treasury stock to employee stock plans.

In connection with the share repurchase program, the Board of Directors has authorized management to sell up to 2.0 million put options on RadioShack common stock. RadioShack has sold approximately 1.5 million put options since the inception of the program and 0.1 million put options remained outstanding at June 30, 2000 at an exercise price of $39.91. These put options expire in September 2000. Additionally, at its February 23, 2000 meeting, the Board of Directors authorized management to supplement the put option program with equity forwards and increased the number of shares subject to put options and equity forwards to 4.0 million shares. The Board of Directors also extended the expiration date for the program to no later than December 31, 2002. Put options and equity forwards will continue to be executed from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, RadioShack's liquidity and other considerations.

On May 18, 2000, the Company's stockholders voted to approve an amendment to increase the number of authorized shares of RadioShack common stock from 250.0 million shares to 650.0 million shares. The increase in the number of authorized shares may be used for general corporate purposes, including future stock splits, if any, and other transactions.

RECENT EVENTS

On August 1, 2000, RadioShack announced a multi-year cellular wireless telephone alliance with Verizon Wireless, the nation's largest wireless communications provider. This strategic alliance will allow over 3,700 company-owned RadioShack stores to consolidate cellular service offerings with a single supplier, thereby creating training, marketing, inventory, repair and other supply-chain synergies. Additionally, RadioShack and Verizon Wireless will create and implement a "store-within-a-store" concept, which management anticipates launching in mid-2001. In addition to RadioShack's existing relationship with Sprint PCS, the Verizon Wireless alliance will allow RadioShack to offer a second national wireless carrier in a majority of the Company's retail stores. Additionally, RadioShack plans to continue offering cellular service in its other retail outlets through various cellular carriers in areas not covered by Verizon Wireless.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. RadioShack does not use derivatives for speculative purposes and does not expect the impact of SFAS 133 to be material.

In addition, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in late 1999. SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The SEC recently delayed the date that companies are required to adopt the provisions of SAB 101 to the fourth quarter of fiscal years beginning after December 31, 1999. RadioShack is currently analyzing the provisions of SAB 101 and the SEC interpretations, as they relate to the Company's revenue recognition policies. The impact of the adoption of SAB 101 has not been determined at this time.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

RadioShack has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, breach of contract and other matters against RadioShack and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at June 30, 2000. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on RadioShack's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)      The Company held its Annual Meeting of Stockholders on May 18, 2000.

b) (1) The Company elected directors to serve for the ensuing year. Out of the 193,159,504 eligible votes, 167,052,045 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A or by security holders voting in person. There were no broker non-votes. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

                                        VOTES            VOTES
        NAME OF DIRECTOR                 FOR            WITHHELD
        -------------------------    -------------    -------------

        Frank J. Belatti              162,779,602       4,272,443
        Ronald E. Elmquist            162,720,273       4,331,772
        Robert J. Kamerschen          162,911,671       4,140,374
        Lewis F. Kornfeld, Jr.        163,063,857       3,988,188
        Jack L. Messman               163,360,398       3,691,647
        William G. Morton, Jr.        162,900,848       4,151,197
        Thomas G. Plaskett            162,531,893       4,520,152
        Leonard H. Roberts            163,348,081       3,703,964
        Alfred J. Stein               162,818,454       4,233,591
        William E. Tucker             163,126,377       3,925,668
        Edwina D. Woodbury            162,894,617       4,157,428

    (2) The  stockholders   voted  to  approve  an  amendment  to  the  Restated
        Certificate of Incorporation to increase the number of authorized shares of common stock:

               FOR             AGAINST          ABSTAIN
               ---             -------          -------
           137,350,090        28,672,260       1,029,695

    (3) The  stockholders   voted  to  approve  an  amendment  to  the  Restated
        Certificate of Incorporation to change the name of the Company to RadioShack Corporation:

               FOR             AGAINST          ABSTAIN
               ---             -------          -------
           160,748,502        4,943,380        1,360,163

    (4) The stockholders voted to approve an amendment to the Compensation Plan for Executive Officers:

               FOR             AGAINST          ABSTAIN
               ---             -------          -------
           143,001,123        20,694,693       3,356,229

ITEM 5.  OTHER INFORMATION

On May 18, 2000, the Company's stockholders approved changing the name of the Company from Tandy Corporation to RadioShack Corporation. The trading symbol on the New York Stock Exchange for the Company's common stock was changed from "TAN" to "RSH" effective May 31, 2000. In addition, the CUSIP number for the Company's common stock is now 750438 10 3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 15, which immediately precedes such exhibits.

        b)  Reports on Form 8-K.

          On May 18, 2000, the Company announced that its stockholders had approved changing the name of the Company from Tandy Corporation to RadioShack Corporation. The Form 8-K was filed on May 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                         RadioShack Corporation
                                          (Registrant)







Date:  August 11, 2000              By   /s/ Richard L. Ramsey
                                         -----------------------
                                             Richard L. Ramsey
                                      Vice President and Controller
                                           (Authorized Officer)






Date:  August 11, 2000                   /s/  Dwain H. Hughes
                                         -----------------------
                                              Dwain H. Hughes
                                        Senior Vice President and
                                          Chief Financial Officer
                                      (Principal Financial Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS
Exhibit
Number         Description

3a* Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000.

3b*            RadioShack Corporation Bylaws Amended and Restated as of July 22,
               2000.

10a* Second Amendment to Revolving Credit Agreement (Facility A) dated as of June 22, 2000 among RadioShack Corporation, the Lenders listed therein, the Bank of America, N.A., as Agent, Citibank, N.A., as Syndication Agent, The Bank of New York, as Documentation Agent, Fleet National Bank, as Managing Agent, and First Union National Bank and Bank One NA, as Co-Agents, amending the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (filed as Exhibit 4n to RadioShack's Form 10Q filed on August 13, 1998).

10b* Second Amendment to Revolving Credit Agreement (Facility B) dated as of June 22, 2000 among RadioShack Corporation, the Lenders listed therein, Bank of America, N.A., as Agent, Citibank, N.A., as Syndication Agent, The Bank of New York, as Documentation Agent, Fleet National Bank, as Managing Agent, and First Union National Bank and Bank One, NA, as Co-Agents, amending the Revolving Credit Agreement (Facility B) dated as of June 25, 1998 (filed as Exhibit 4o to RadioShack's Form 10Q filed on August 13,
               1998).

11*            Statement of Computation of Ratios of Earnings to Fixed Charges.

27.1*          Financial Data Schedule.

----------------------------

* filed with this report

                                                                      EXHIBIT 3a
                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION

Tandy Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

FIRST: That the Board of Directors of the Corporation unanimously adopted resolutions authorizing proposed amendments to the Restated Certificate of Incorporation of the Corporation, declaring said amendments to be advisable, and directed that said amendments be submitted to the stockholders of the Corporation for their consideration at the annual meeting of stockholders on May 18, 2000. Such resolutions declared it advisable that Article First of the Restated Certificate of Incorporation be amended so as to be and read as follows:

        "FIRST: The name of the corporation (hereinafter referred to as the "Corporation") is RadioShack Corporation";

and that the first sentence of Article Fourth of the Restated Certificate of Incorporation be amended so as to be and read as follows:

        "FOURTH: The total number of shares which the Corporation shall have authority to issue is six hundred fifty-one million (651,000,000) of which one million (1,000,000) shares without par value shall be Preferred Stock and six hundred fifty million (650,000,000) shares of the par value of one dollar ($1.00) per share shall be Common Stock."

SECOND: That thereafter, pursuant to resolutions of its Board of Directors, a majority of the outstanding stock of the Corporation entitled to vote thereon voted in favor of the amendments, either in person or by proxy, at the annual meeting of stockholders of the Corporation on May 18, 2000.

THIRD: That said amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.


DATED:  May 18, 2000.

                           By: /s/ Leonard H. Roberts
                               ------------------------------
                               Leonard H. Roberts
                               Chairman, President and Chief Executive Officer



ATTEST:

By:   /s/  Mark C. Hill
      ---------------------------------
      Mark C. Hill, Corporate Secretary


STATE OF TEXAS

COUNTY OF TARRANT

Be it remembered that on this 18 day of May, 2000, personally came before me, Debbie Cheak, a notary public in and for the county and state aforesaid, Leonard
H. Roberts, Chairman, President and Chief Executive Officer of Tandy Corporation, the corporation described in and which executed the foregoing certificate, known to me personally to be such, and he, the said Leonard H. Roberts, as such Chairman, President and Chief Executive Officer, duly executed the said certificate before me and acknowledged the said certificate to be his act and deed and the act and deed of said corporation and the facts stated therein are true; that the signature of the Chairman, President and Chief Executive Officer of said corporation to the foregoing certificate is in the handwriting of the said Chairman, President and Chief Executive Officer of said corporation.

IN WITNESS WHEREOF, I have hereunto set my hand and seal of office the day and year aforesaid.


                                      /s/  Debbie Cheak
                                    ----------------------------------
                                    Notary Public in and for the State of Texas

                                    MY COMMISSION EXPIRES:   6/17/00
                                                            ---------

                                                                      EXHIBIT 3b
                          RADIOSHACK CORPORATION BYLAWS
                           AMENDED AND RESTATED AS OF
                                  JULY 22, 2000

                                    ARTICLE I

                                     OFFICES

SECTION 1. Registered Office. The Registered office of the Corporation in the State of Delaware shall be located in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof shall be The Corporation Trust Company.

SECTION 2. Other Offices. The principal office shall be at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas. The Corporation may also have offices at other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

SECTION 1. Place of Meeting. All meetings of the stockholders for the election of directors shall be held at such place within or without the State of Delaware as the Board of Directors may designate, provided that at least ten (10) days' notice must be given to the stockholders entitled to vote thereat of the place so fixed. Until the Board of Directors shall designate otherwise the annual meeting of stockholders and the election of directors shall take place at the office of the Corporation at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas. Meetings of stockholders for any other purpose may be held at such place and time as shall be stated in the notice of the meeting.

SECTION 2. Annual Meetings. The annual meeting of the stockholders shall be held on the Third Thursday in May of each year, if not a legal holiday, and if a legal holiday, then on the next business day following, at 10:00 A.M., or on such other date and at such other time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting. At such annual meetings the stockholders shall elect a Board of Directors by a plurality vote and shall transact such other business as may properly be brought before the meeting.

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

SECTION 4. Notice. Written or printed notice of every meeting of stockholders, annual or special, stating the time and place thereof, and, if a special meeting, the purpose or purposes in general terms for which the meeting is called, shall not be less than ten (10) days before such meeting and shall be served upon or mailed to each stockholder entitled to vote thereat, at his address as it appears upon the books of the Corporation or, if such stockholder shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, then to the address designated in such request. Additionally, any notice to stockholders given by the Corporation shall be effective if given by a form of electronic transmission consented to by the stockholder to whom the notice is given. Any such consent shall be revocable by the stockholder by written notice to the Secretary of the Corporation.

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

SECTION 6. Votes. Proxies. At each meeting of stockholders every stockholder shall have one vote for each share of capital stock entitled to vote which is registered in his name on the books of the Corporation on the date on which the transfer books were closed, if closed, or on the date set by the Board of Directors for the determination of stockholders entitled to vote at such meeting. At each such meeting every stockholder shall be entitled to vote in person, or may authorize another person or persons to act for him by a proxy which is in writing or transmitted as permitted by law, including without limitation, electronically, via telegram, internet, interactive voice response system, or other means of electronic transmission executed or authorized by such stockholder or his attorney-in-fact, but no proxy shall be voted after three years from its date, unless the proxy provides for a longer period. Any proxy transmitted electronically shall set forth such information from which it can be determined that such electronic transmission was authorized by the stockholder.

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

                                   ARTICLE III

                                    DIRECTORS

SECTION 1. Number. The business and property of the Corporation shall be conducted and managed by a Board of Directors consisting of not less than three
(3) or more than fourteen (14) members.

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

Special meetings of the Board of Directors may be called by the Chairman of the Board, the CEO or the Secretary and shall be called by the Secretary on the written request of two members of the Board of Directors. Notice of any special meeting shall be given to each director at least (a) twelve (12) hours before the meeting by telephone or by being personally delivered or transmitted electronically, via telegram, facsimile, internet or other means of electronic transmission or (b) three (3) days before the meeting if delivered by mail to the director's residence or usual place of business. Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage prepaid, or when transmitted if sent electronically, via telegram, facsimile, internet or other means of electronic transmission. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors needs to be specified in the notice or waiver of notice of such meeting.

Members of the Board of Directors may participate in a meeting of such Board by means of conference telephone or similar communication equipment or by other means provided all persons participating in the meeting can hear each other, and participation in the meeting pursuant hereto shall constitute presence in person at such meeting.

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

SECTION 8. Director Nominations. Nominations for the election of directors may be made by the Board of Directors or by the Corporate Governance Committee
appointed by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, ninety (90) days prior to the first anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated: (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as then in effect; and (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

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

SECTION 2. Procedure. The Executive Committee, by a vote of a majority of its members, shall fix its own times and places of meeting, shall determine the number of its members constituting a quorum for the transaction of business, and shall prescribe its own rules of procedure, no change in which shall be made save by a majority vote of its members. Members of the Executive Committee or any other committee may participate in a meeting of such Committee by means of conference telephone or similar communication equipment or by other means provided all persons participating in the meeting can hear each other, and participation in the meeting pursuant hereto shall constitute presence in person at such meeting.

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

SECTION 3. Chief Executive Officer. The Chief Executive Officer shall be the chief executive officer (CEO) of the Corporation. Subject to the direction of the Board of Directors, he shall have and exercise direct charge of and general supervision over the business and affairs of the Corporation and shall perform such other duties as may be assigned to him from time to time by the Board of Directors.

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

                                   ARTICLE VI

                              CERTIFICATES OF STOCK

SECTION 1. Form and Execution of Certificates. The interest of each stockholder of the Corporation shall be evidenced by a certificate or certificates for shares of stock in such form as may be prescribed from time to time by law and by the Board of Directors. The certificates of stock of each class and series now authorized or which may hereafter be authorized by the Certificate of Incorporation shall be consecutively numbered and signed by either the Chairman of the Board or the CEO or the President or a Vice President together either with the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the Corporation, and may be countersigned and registered in such manner as the Board of Directors may prescribe, and shall bear the corporate seal or a printed or engraved facsimile thereof. Where any such certificate is signed by a transfer agent or transfer clerk and by a registrar, the signatures of any such Chairman of the Board, CEO, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary upon such certificate may be facsimiles engraved or printed. The signatures by a transfer agent or transfer clerk and by a registrar may be either in facsimile form or manual form. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been placed upon, such certificate or certificates shall have ceased to be such, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued and delivered, such certificate or certificates may nevertheless be issued and delivered with the same effect as if such officer or officers had not ceased to be such at the date of its issue and delivery.

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

SECTION 3. Execution of Proxies. The Chairman of the Board, the CEO, President, any Executive Vice President, or Senior Vice President or Vice President of the Corporation may authorize from time to time the signature and issuance of proxies to vote upon shares of stock of other companies standing in the name of the Corporation. All such proxies shall be signed in the name of the Corporation by the Chairman of the Board, the CEO, President, any Executive Vice President, Senior Vice President or Vice President and by the Secretary or an Assistant Secretary.

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

                                   ARTICLE XI

                                   FISCAL YEAR

The fiscal year of the Corporation shall end on the thirty first day of December each year, unless another date shall be fixed by resolution of the Board of Directors. After such date is fixed, it may be changed for future fiscal years at any time or from time to time by further resolution of the Board of Directors.

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

                                                                     EXHIBIT 10a

                               SECOND AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                                  (FACILITY A)

THIS SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT (Facility A) (this "Second Amendment"), dated as of June 22, 2000, is entered into among RADIOSHACK CORPORATION (formerly known as Tandy Corporation), a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), THE BANK OF NEW YORK, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), FLEET NATIONAL BANK, as Managing Agent for the Lenders (in such capacity, the "Managing Agent"), FIRST UNION NATIONAL BANK and BANK ONE, NA, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and BANK OF AMERICA, N.A. (formerly known as NationsBank, N.A.), as Agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

A. The Company, certain of the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent are parties to that certain Revolving Credit Agreement (Facility A), dated as of June 25, 1998, as amended by that certain First Amendment to Revolving Credit Agreement (Facility
A), dated as of June 24, 1999 (said Revolving Credit Agreement (Facility A), as amended, the "Credit Agreement"; the terms defined in the Credit Agreement and not otherwise defined herein shall be used herein as defined in the Credit Agreement).

B. The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent desire to (i) make certain amendments to the Credit Agreement and (ii) add certain new Lenders thereto (the "New Lenders").

NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are all hereby acknowledged, the Company, the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent covenant and agree as follows:

        1.      AMENDMENTS TO CREDIT AGREEMENT.

        (a) The definition of "Co-Agents" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "Co-Agents" means, collectively, First Union National Bank and Bank One, N.A., and any successors thereto.

        (b) The definition of "Commitment" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "'Commitment' means, with respect to each Lender, the amount set forth beneath the name of such Lender on the signature pages hereof or on the signature pages to any amendment to this Agreement (or, as to any Person who becomes a Lender after the Execution Date, on the signature page of the Assignment and Acceptance executed by such Person), as such amount may be permanently terminated or reduced from time to time pursuant to
        Section 2.9 or Section 7.1, and as such amount may be increased or decreased from time to time by assignment or assumption pursuant to
        Section 9.3. The Commitment of each Lender shall automatically and permanently terminate on the Maturity Date."

        (c) The definition of "Maturity Date" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

        "'Maturity   Date'  means  June  21,  2001,  or  the  earlier  of
        termination of the Commitments pursuant to Section 7.1."

        (d) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Consolidated EBITDA" thereto in proper alphabetical order to read as follows:

        "'Consolidated EBITDA' means, for any period, for the Company and its Subsidiaries, calculated on a consolidated basis, the sum of (without duplication) the following: (a) Pretax Net Income (excluding therefrom, to the extent included in determining Pretax Net Income, any items of extraordinary gain, including net gains on the sale of assets other than asset sales in the ordinary course of business, and adding thereto, to the extent included in determining Pretax Net Income, any items of extraordinary loss, including net losses on the sale of assets other than asset sales in the ordinary course of business), plus (b) to the extent included in determining Pretax Net Income, interest expense (including interest expense in respect of Capital Leases), plus (c) to the extent included in determining Pretax Net Income, depreciation and amortization and other non-cash charges, minus (d) to the extent included in determining Pretax Net Income, non-cash credits."

        (e) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Consolidated Funded Debt" thereto to read as follows:

        "'Consolidated Funded Debt' means, at any date, for the Company and its Subsidiaries on a consolidated basis, the sum of (without duplication) the following: (a) all obligations for borrowed money, (b) all obligations evidenced by bonds, debentures, notes or similar instruments, (c) all obligations to pay the deferred purchase price of property or services, except trade accounts payable in the ordinary course of business and (d) all rentals in respect of Capital Leases."

        (f) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Managing Agent" thereto to read as follows:

            "Managing Agent" means Fleet National Bank, and any successors thereto.

        (g) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Pretax Net Income" in proper alphabetical order to read as follows:

        "'Pretax Net Income' means, for any period, net income (or loss) before taxes of the Company and its Subsidiaries, on a consolidated basis for such period taken as a single accounting period, excluding, however, net income (or loss) attributable to any Person (other than the Borrower or any of its Subsidiaries) in which the Borrower or any of its Subsidiaries has a minority investment interest, except to the extent of the amount of cash dividends or other cash distributions actually paid to the Borrower or such Subsidiary by such other Person."

        (h) Section 1.1 of the Credit Agreement is hereby amended by deleting the following defined terms therefrom: "Consolidated Senior Indebtedness",
"Short-Term    Indebtedness",    "Stockholders    Equity",   and   "Subordinated
Indebtedness".

        (i) Exhibit 6.3 to the Credit Agreement is hereby amended to be in the form of Exhibit 6.3 attached to this Second Amendment.

        (j) Section 6.9 of the Credit Agreement is hereby amended to read as follows:

               "Section 6.9 Consolidated Funded Debt to Consolidated EBITDA Ratio. The Company will not permit the ratio of (a) Consolidated Funded Debt as of the end of any fiscal quarter to (b) Consolidated EBITDA for the four consecutive fiscal quarter period ending as of the end of such fiscal quarter, to be more than 3.0 to 1."

        (k) Section 9.12 of the Credit Agreement is hereby amended to read as follows:

        Section 9.12 No Duties of Syndication Agent, Documentation Agent, Managing Agent or Co-Agents. The Company and the Lenders acknowledge that the Syndication Agent, the Documentation Agent, the Managing Agent and the Co-Agents shall have no duties, responsibilities or liabilities in their respective capacities as Syndication Agent, Documentation Agent, Managing Agent and Co-Agents.

        (l) The Commitment of each (i) New Lender is the amount beside such New Lender's name on the signature pages hereof and (ii) each Lender which is not a New Lender is hereby amended or reaffirmed to be the amount indicated beside each such Lender's name on the signature pages hereof.

        2. REPRESENTATIONS AND WARRANTIES TRUE; NO EVENT OF DEFAULT. By its execution and delivery hereof, the Company represents and warrants that, as of the date hereof and after giving effect to the amendments contemplated by the foregoing Section 1:

        (a) the representations and warranties contained in the Credit Agreement and the other Loan Documents are true and correct on and as of the date hereof as made on and as of such date;

        (b) no event has occurred and is continuing which constitutes a Default or an Event of Default;

        (c) the Company has full power and authority to execute and deliver this Second Amendment, the Note payable to the order of each New Lender (collectively, the "New Notes"), the replacement Note payable to the order of each Lender whose Commitment has been amended pursuant to this Second Amendment (collectively, the "Replacement Notes"), and the Credit Agreement, as amended hereby, the New Notes, the Replacement Notes and this Second Amendment constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable debtor relief laws and by general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and except as rights to indemnity may be limited by federal or state securities laws;

        (d) neither the execution, delivery and performance of this Second Amendment, the New Notes, the Replacement Notes or the Credit Agreement, as amended hereby, nor the consummation of any transactions contemplated herein or therein, will conflict with any law, rule or regulation, the articles of incorporation or bylaws of the Company, or any indenture, agreement or other instrument to which the Company or any of its property is subject; and

        (e) no authorization, approval, consent, or other action by, notice to, or filing with, any governmental authority or other Person, is required for the execution, delivery or performance by the Company of this Second Amendment, the New Notes or the Replacement Notes.

        3. CONDITIONS OF EFFECTIVENESS. This Second Amendment shall be effective as of June 22, 2000, subject to the following:

        (a) the Agent shall have received counterparts of this Second Amendment executed by each of the Lenders;

        (b) the Agent shall have received counterparts of this Second Amendment executed by the Company;

        (c) the Agent shall have received a certified resolution of the Board of Directors of the Company authorizing the execution, delivery and performance of this Second Amendment, the New Notes and the Replacement Notes;

        (d) the Agent shall have received an opinion of counsel to the Company, in form and substance satisfactory to the Agent, with respect to the matters set forth in Sections 2(c), (d) and (e) of this Second Amendment;

        (e) the Agent shall have received a duly executed (i) New Note for each New Lender and (ii) Replacement Note for each Lender whose Commitment is being amended by this Second Amendment;

        (f) the Agent shall have received from the Company (i) for each Lender which is not a New Lender a fee in an amount equal to (A)(1) the product of 0.02% and (2) the amount of the Commitment of such Lender (prior to any increase in such Commitment provided for in this Second Amendment) plus (B)(1) the product of 0.04% and (2) the amount of the increase of the Commitment of such Lender, if any, provided for in this Second Amendment and (ii) for the account of each New Lender a fee in an amount equal to (A) the product of 0.04% and (B) the amount of the Commitment for such New Lender; and

        (g) the Agent shall have received, in form and substance satisfactory to the Agent and its counsel, such other documents, certificates and instruments as the Agent shall require.

        4. PURCHASE BY LENDERS. Simultaneously with the satisfaction of conditions of effectiveness set forth in Section 3 hereof, each Lender shall purchase or sell (as the case may be), without recourse, an amount of Loans outstanding such that after giving effect to this Second Amendment, the amount of each Lender's Commitment under the Credit Agreement which has been utilized shall be pro rata among the Lenders in the proportions that their respective
Commitments bear to the Total Commitment. The parties hereto agree that the provisions of Section 9.3 of the Credit Agreement shall not be applicable to the addition of the New Lenders pursuant to this Second Amendment.

        5.  REFERENCE TO THE CREDIT AGREEMENT.

        (a) Upon the effectiveness of this Second Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", or words of like import shall mean and be a reference to the Credit Agreement, as amended by this Second Amendment.

        (b) The Credit Agreement, as amended by this Second Amendment, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

        6. COSTS, EXPENSES AND TAXES. The Company agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, reproduction, execution and delivery of this Second Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Agreement, as amended by this Second Amendment).

        7. EXECUTION IN COUNTERPARTS. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

        8.GOVERNING LAW: BINDING EFFECT. This Second Amendment shall be governed by and construed in accordance with the laws of the State of Texas (without regard to principles of conflicts of law) and the United States of America, and shall be binding upon the Company, the Syndication Agent, the Documentation Agent, the Managing Agent, each Co-Agent, the Agent, and each Lender and their respective successors and assigns.

        9. HEADINGS. Section headings in this Second Amendment are included herein for convenience of reference only and shall not constitute a part of this Second Amendment for any other purpose.

        10. ENTIRE AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THIS SECOND AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

        IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment as the date first above written.


                            RADIOSHACK CORPORATION

                            By:  /s/
                                 -------------------------
                                 Martin Moad
                                 Treasurer



                            BANK OF AMERICA, N.A., as Agent and as a Lender
Commitment: $30,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            CITIBANK, N.A., as Syndication Agent and as a Lender
Commitment: $27,500,000.00
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            THE BANK OF NEW YORK, as Documentation Agent and as
                             a Lender
Commitment: $27,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIRST UNION NATIONAL BANK, as Co-Agent and as a
                            Lender
Commitment: $20,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FLEET NATIONAL BANK, as Managing Agent and as a
                            Lender
Commitment: $25,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            BANK ONE, NA, as Co-Agent and as a Lender
Commitment: $20,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            NATIONAL CITY BANK
Commitment: $17,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            SUNTRUST BANK
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            KEYBANK NATIONAL ASSOCIATION
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIFTH THIRD BANK
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            WELLS FARGO BANK, N.A.
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            HIBERNIA NATIONAL BANK
Commitment: $7,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            BANK OF TOKYO-MITSUBISHI TRUST COMPANY
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIRST HAWAIIAN BANK
Commitment: $10,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            KBC BANK N.V., NEW YORK BRANCH
Commitment: $21,000,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIRSTAR BANK, N.A.
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            BANCA NAZIONALE DEL LAVORO S.p.A.
Commitment: $13,500,000
                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:

                                  (Exhibit 6.3)

                          Investments as of June, 2000



Unpaid balance of secured Real Estate Notes taken in               $7,774,359.00
connection with the sale of real property and secured by the property sold. (two notes with maturities of twelve to forty-seven months from the date of this Agreement.)

Unpaid balance of notes taken in connection with sale              $2,692,913.00
of fixtures in various Incredible Universe locations secured by the property sold. (Six notes with maturities of up to 26 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with sale              $2,893,068.00
of leasehold properties. (One note with maturity of 20 years.)

Investment in Common Stock of Northpoint Communications            $6,031,920.00
Group

Investment in Preferred Stock of DIGITAL                          $30,000,000.00
CONVERGENCE.:COM, INC.

Investment  made as part of a  community  effort  to
provide low income  housing, including a note maturing
on 9-30-2022, and a limited partnership interest.
                                                     Note  Amount  $  330,000.00
                                                 Ltd.  Partnership $1,598,375.00

Total Investments                                                 $51,320,635.00

                                                                     EXHIBIT 10b

                               SECOND AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                                  (FACILITY B)


THIS SECOND AMENDMENT TO REVOLVING CREDIT AGREEMENT (Facility B) (this "Second Amendment"), dated as of June 22, 2000, is entered into among RADIOSHACK CORPORATION (formerly known as Tandy Corporation), a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A., as Syndication Agent for the Lenders (in such capacity, the "Syndication Agent"), THE BANK OF NEW YORK, as Documentation Agent for the Lenders (in such capacity, the "Documentation Agent"), FLEET NATIONAL BANK, as Managing Agent for the Lenders (in such capacity, the "Managing Agent"), FIRST UNION NATIONAL BANK and BANK ONE, NA, as Co-Agents for the Lenders (in such capacity, the "Co-Agents"), and BANK OF AMERICA, N.A. (formerly known as NationsBank, N.A.), as Agent for the Lenders (in such capacity, the "Agent").

                                   BACKGROUND

        A. The Company, certain of the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent are parties to that certain Revolving Credit Agreement (Facility B), dated as of June 25, 1998, as amended by that certain First Amendment to Revolving Credit Agreement
(Facility B), dated as of June 24, 1999 (said Revolving Credit Agreement (Facility B), as amended, the "Credit Agreement"; the terms defined in the Credit Agreement and not otherwise defined herein shall be used herein as defined in the Credit Agreement).

        B. The Company, the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent desire to make certain amendments to the Credit Agreement.

NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are all hereby acknowledged, the Company, the Lenders, the Syndication Agent, the Documentation Agent, the Managing Agent, the Co-Agents and the Agent covenant and agree as follows:

        1.     AMENDMENTS TO CREDIT AGREEMENT.

        (a) The definition of "Co-Agents" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

            "Co-Agents" means, collectively, First Union National Bank and Bank One, N.A., and any successors thereto.

        (b) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Consolidated EBITDA" thereto in proper alphabetical order to read as follows:

        "'Consolidated EBITDA' means, for any period, for the Company and its Subsidiaries, calculated on a consolidated basis, the sum of (without duplication) the following: (a) Pretax Net Income (excluding therefrom, to the extent included in determining Pretax Net Income, any items of extraordinary gain, including net gains on the sale of assets other than asset sales in the ordinary course of business, and adding thereto, to the extent included in determining Pretax Net Income, any items of extraordinary loss, including net losses on the sale of assets other than asset sales in the ordinary course of business), plus (b) to the extent included in determining Pretax Net Income, interest expense (including interest expense in respect of Capital Leases), plus (c) to the extent included in determining Pretax Net Income, depreciation and amortization and other non-cash charges, minus (d) to the extent included in determining Pretax Net Income, non-cash credits."

        (c) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Consolidated Funded Debt" thereto to read as follows:

        "'Consolidated Funded Debt' means, at any date, for the Company and its Subsidiaries on a consolidated basis, the sum of (without duplication) the following: (a) all obligations for borrowed money, (b) all obligations evidenced by bonds, debentures, notes or similar instruments, (c) all obligations to pay the deferred purchase price of property or services, except trade accounts payable in the ordinary course of business and (d) all rentals in respect of Capital Leases."

        (d) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Managing Agent" thereto to read as follows:

        "Managing Agent" means Fleet National Bank, and any successors thereto.

        (e) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Pretax Net Income" in proper alphabetical order to read as follows:

        "'Pretax Net Income' means, for any period, net income (or loss) before taxes of the Company and its Subsidiaries, on a consolidated basis for such period taken as a single accounting period, excluding, however, net income (or loss) attributable to any Person (other than the Borrower or any of its Subsidiaries) in which the Borrower or any of its Subsidiaries has a minority investment interest, except to the extent of the amount of cash dividends or other cash distributions actually paid to the Borrower or such Subsidiary by such other Person."

        (f) Section 1.1 of the Credit Agreement is hereby amended by deleting the following defined terms therefrom: "Consolidated Senior Indebtedness", "Short-Term Indebtedness","Stockholders Equity", and Subordinated Indebtedness".

        (g) Exhibit 6.3 to the Credit Agreement is hereby amended to be in the form of Exhibit 6.3 attached to this Second Amendment.

        (h) Section 6.9 of the Credit Agreement is hereby amended to read as follows:

        "Section 6.9 Consolidated Funded Debt to Consolidated EBITDA Ratio. The Company will not permit the ratio of (a) Consolidated Funded Debt as of the end of any fiscal quarter to (b) Consolidated EBITDA for the four consecutive fiscal quarter period ending as of the end of such fiscal quarter, to be more than 3.0 to 1."

        (i) Section 9.12 of the Credit Agreement is hereby amended to read as follows:

        Section 9.12 No Duties of Syndication Agent, Documentation Agent, Managing Agent or Co-Agents. The Company and the Lenders acknowledge that the Syndication Agent, the Documentation Agent, the Managing Agent and the Co-Agents shall have no duties, responsibilities or liabilities in their respective capacities as Syndication Agent, Documentation Agent, Managing Agent and Co-Agents.

        2. REPRESENTATIONS AND WARRANTIES TRUE; NO EVENT OF DEFAULT. By its execution and delivery hereof, the Company represents and warrants that, as of the date hereof and after giving effect to the amendments contemplated by the foregoing Section 1:

        (a) the representations and warranties contained in the Credit Agreement and the other Loan Documents are true and correct on and as of the date hereof as made on and as of such date;

        (b) no event has occurred and is continuing which constitutes a Default or an Event of Default;

        (c) the Company has full power and authority to execute and deliver this Second Amendment, and the Credit Agreement, as amended hereby, and this Second Amendment constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable debtor relief laws and by general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and except as rights to indemnity may be limited by federal or state securities laws;

        (d) neither the execution, delivery and performance of this Second Amendment or the Credit Agreement, as amended hereby, nor the consummation of any transactions contemplated herein or therein, will conflict with any law, rule or regulation, the articles of incorporation or bylaws of the Company, or any indenture, agreement or other instrument to which the Company or any of its property is subject; and

        (e) no authorization, approval, consent, or other action by, notice to, or filing with, any governmental authority or other Person, is required for the execution, delivery or performance by the Company of this Second Amendment.

        3. CONDITIONS OF EFFECTIVENESS.This Second Amendment shall be effective as of June 22, 2000, subject to the following:

        (a) the Agent shall have received counterparts of this Second Amendment executed by the Required Lenders;

        (b) the Agent shall have received counterparts of this Second Amendment executed by the Company;

        (c) the Agent shall have received a certified resolution of the Board of Directors of the Company authorizing the execution, delivery and performance of this Second Amendment;

        (d) the Agent shall have received an opinion of counsel to the Company, in form and substance satisfactory to the Agent, with respect to the matters set forth in Sections 2(c), (d) and (e) of this Second Amendment; and

        (e) the Agent shall have received, in form and substance satisfactory to the Agent and its counsel, such other documents, certificates and instruments as the Agent shall require.

        4.  REFERENCE TO THE CREDIT AGREEMENT.

        (a) Upon the effectiveness of this Second Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", or words of like import shall mean and be a reference to the Credit Agreement, as amended by this Second Amendment.

        (b) The Credit Agreement, as amended by this Second Amendment, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

        5. COSTS, EXPENSES AND TAXES. The Company agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, reproduction, execution and delivery of this Second Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Agreement, as amended by this Second Amendment).

        6. EXECUTION IN COUNTERPARTS. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

        7. GOVERNING LAW: BINDING EFFECT. This Second Amendment shall be governed by and construed in accordance with the laws of the State of Texas
(without regard to principles of conflicts of law) and the United States of America, and shall be binding upon the Company, the Syndication Agent, the Documentation Agent, the Managing Agent, each Co-Agent, the Agent, and each Lender and their respective successors and assigns.

        8. HEADINGS. Section headings in this Second Amendment are included herein for convenience of reference only and shall not constitute a part of this Second Amendment for any other purpose.

        9. ENTIRE AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THIS SECOND AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

        IN WITNESS WHEREOF, the parties hereto have executed this Second Amendment as the date first above written.


                            RADIOSHACK CORPORATION

                            By:  /s/
                                 -------------------------
                                 Martin Moad
                                 Treasurer



                            BANK OF AMERICA, N.A., as Agent and as a Lender

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            CITIBANK, N.A., as Syndication Agent and as a Lender

                            By:  /s/
                                 -------------------------
                            Name:
                            Title:



                            THE BANK OF NEW YORK, as Documentation Agent and as a Lender

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIRST UNION NATIONAL BANK, as Co-Agent and as a
                            Lender

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FLEET NATIONAL BANK, as Managing Agent and as a
                            Lender

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            BANK ONE, NA, as Co-Agent and as a Lender

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            NATIONAL CITY BANK

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            SUNTRUST BANK

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            KEYBANK NATIONAL ASSOCIATION

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIFTH THIRD BANK

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            WELLS FARGO BANK, N.A.

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            HIBERNIA NATIONAL BANK

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            BANK OF TOKYO-MITSUBISHI TRUST COMPANY

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            FIRST HAWAIIAN BANK

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:



                            PNC BANK, N.A.

                            By:  /s/
                                 -------------------------
                                 Name:
                                 Title:

                                  (Exhibit 6.3)

                          Investments as of June, 2000



Unpaid balance of secured Real Estate Notes taken in               $7,774,359.00
connection with the sale of real property and secured by the property sold. (two notes with maturities of twelve to forty-seven months from the date of this Agreement.)

Unpaid balance of notes taken in connection with sale              $2,692,913.00
of fixtures in various Incredible Universe locations secured by the property sold. (Six notes with maturities of up to 26 months from the date of this Agreement.)

Unpaid balance of notes taken in connection with sale              $2,893,068.00
of leasehold properties. (One note with maturity of 20 years.)

Investment in Common Stock of Northpoint Communications            $6,031,920.00
Group

Investment in Preferred Stock of DIGITAL                          $30,000,000.00
CONVERGENCE.:COM, INC.

Investment made as part of a community  effort to provide
low  income  housing,   including  a  note  maturing
on 09-30-2022, and a limited partnership interest.
                                                  Note  Amount       $330,000.00
                                                 Ltd.  Partnership $1,598,375.00

Total Investments                                                 $51,320,635.00

                                                                      EXHIBIT 11

                             RADIOSHACK CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                     Three Months Ended        Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------------------------------
(In millions, except ratios)                           2000       1999         2000        1999
----------------------------                         --------    --------    --------    --------
Ratio of Earnings to Fixed Charges:

Net income                                           $   75.4    $  61.6     $  145.1    $  117.5
Plus provision for income taxes                          46.2       39.4         88.9        75.1
                                                     --------    -------     --------    --------
Income before income taxes                              121.6      101.0        234.0       192.6
                                                     --------    -------     --------    --------
Fixed charges:

Interest expense and amortization of debt discount       12.4        9.6         21.9        17.9
Amortization of issuance expense                          0.3        0.2          0.5         0.4
Appropriate portion (33 1/3%) of rentals                 17.7       16.9         35.3        33.7
                                                     --------    -------     --------    --------
    Total fixed charges                                  30.4       26.7         57.7        52.0
                                                     --------    -------     --------    --------

Earnings before income taxes and fixed charges       $  152.0    $ 127.7     $  291.7    $  244.6
                                                     ========    =======     ========    ========

Ratio of earnings to fixed charges                       5.00       4.78         5.06        4.70
                                                     ========    =======     ========    ========

Ratio of Earnings to Fixed Charges and Preferred
 Dividends:

Total fixed charges, as above                        $   30.4    $  26.7     $   57.7    $   52.0
Preferred dividends                                       1.3        1.4          2.7         2.8
                                                     --------    -------     --------    --------
Total fixed charges and preferred dividends          $   31.7    $  28.1     $   60.4    $   54.8
                                                     ========    =======     ========    ========

Earnings before income taxes and fixed charges       $  152.0    $ 127.7     $  291.7    $  244.6
                                                     ========    =======     ========    ========

Ratio of earnings to fixed charges and preferred
 dividends                                               4.79       4.54         4.83        4.46
                                                     ========    =======     ========    ========
