Form 10-Q
period 2000-09-30
RADIOSHACK CORP
filed 2000-11-14
CIK 96289

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

        For the quarterly period ended September 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to

                         Commission File Number: 1-5571
                            ------------------------

                             RADIOSHACK CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 2000 was 185,882,976.
         Index to Exhibits is on Sequential Page No. 14. Total pages 15.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                      --------------------    --------------------
(In millions, except per share amounts)                 2000        1999        2000        1999
 -------------------------------------                --------    --------    --------    --------
Net sales and operating revenues                      $1,140.4    $  960.3    $3,211.0    $2,737.2
Cost of products sold                                    575.0       473.9     1,596.0     1,332.1
                                                      --------    --------    --------    --------
Gross profit                                             565.4       486.4     1,615.0     1,405.1
                                                      --------    --------    --------    --------

Expenses (income):
 Selling, general and administrative                     404.2       361.4     1,155.8     1,041.5
 Depreciation and amortization                            26.7        23.1        78.6        65.4
 Interest income                                          (4.3)       (4.7)      (13.1)      (13.8)
 Interest expense                                         14.4         8.5        36.3        26.4
 Restricted stock awards                                  --          --          (1.0)       (5.1)
                                                      --------    --------    --------    --------
                                                         441.0       388.3     1,256.6     1,114.4
                                                      --------    --------    --------    --------

Income before income taxes                               124.4        98.1       358.4       290.7
Provision for income taxes                                47.3        38.3       136.2       113.4
                                                      --------    --------    --------    --------

Net income                                                77.1        59.8       222.2       177.3

Preferred dividends                                        1.3         1.4         4.0         4.2
                                                      --------    --------    --------    --------

Net income available to common shareholders           $   75.8    $   58.4    $  218.2    $  173.1
                                                      ========    ========    ========    ========

Net income available per common share:

 Basic                                                $   0.41    $   0.30    $   1.16    $   0.89
                                                      ========    ========    ========    ========

 Diluted                                              $   0.39    $   0.29    $   1.11    $   0.85
                                                      ========    ========    ========    ========

Shares used in computing earnings per common share:

 Basic                                                   186.7       194.3       187.6       194.3
                                                      ========    ========    ========    ========

 Diluted                                                 197.8       205.4       198.0       204.7
                                                      ========    ========    ========    ========

Dividends declared per common share                   $  0.055    $  0.050    $  0.165    $  0.150
                                                      ========    ========    ========    ========

The accompanying notes are an integral  part of these  consolidated  financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                    September 30, December 31,  September 30,
                                                       2000           1999          1999
(In millions, except for share amounts)             (Unaudited)                 (Unaudited)
 -------------------------------------                --------      --------      --------
Assets
Current assets:
 Cash and cash equivalents                            $   74.9      $  164.6      $   54.3
 Accounts and notes receivable, less allowance for
  doubtful accounts                                      313.2         286.1         244.7
 Inventories, at lower of cost or market               1,208.0         861.4         978.5
 Other current assets                                     99.1          91.2         101.6
                                                      --------      --------      --------
  Total current assets                                 1,695.2       1,403.3       1,379.1

Property, plant and equipment, at cost, less
 accumulated depreciation                                456.7         446.8         443.2
Other assets, net of accumulated amortization            306.4         291.9         323.9
                                                      --------      --------      --------
Total assets                                          $2,458.3      $2,142.0      $2,146.2
                                                      ========      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                      $  541.3      $  188.9      $  254.3
 Accounts payable                                        258.6         234.8         224.9
 Accrued expenses                                        259.0         350.8         263.3
 Income taxes payable                                    144.6         150.7         137.7
                                                      --------      --------      --------

  Total current liabilities                            1,203.5         925.2         880.2
                                                      --------      --------      --------

Long-term debt, excluding current maturities             316.0         319.4         324.9
Other non-current liabilities                             55.5          45.7          39.6
                                                      --------      --------      --------
  Total other liabilities                                371.5         365.1         364.5
                                                      --------      --------      --------

Minority interest - RadioShack.com                       100.0          --            --

Common stock put options                                  --            21.0          25.2

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares
 authorized
  Series A junior participating, 300,000 shares
   designated and none issued                             --            --            --
  Series B convertible (TESOP), 100,000 shares
   authorized; 69,700, 72,800 and 73,700 shares
   issued, respectively                                   69.7          72.8          73.7
Common stock, $1 par value, 650,000,000 shares
 authorized; 236,033,000, 235,840,000 and 235,840,000
 shares issued, respectively                             236.0         235.8         235.8
Additional paid-in capital                               111.5          82.4          63.2
Retained earnings                                      1,530.5       1,353.3       1,247.4
Treasury stock, at cost; 49,710,000, 45,113,000 and
 42,593,000 shares, respectively                      (1,149.8)       (892.3)       (716.5)
Unearned deferred compensation                           (13.7)        (20.5)        (23.3)
Accumulated other comprehensive loss                      (0.9)         (0.8)         (4.0)
                                                      --------      --------      --------
  Total stockholders' equity                             783.3         830.7         876.3
Commitments and contingent liabilities
                                                      --------      --------      --------
Total liabilities and stockholders' equity            $2,458.3      $2,142.0      $2,146.2
                                                      ========      ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ----------------------
(In millions)                                                         2000          1999
 -----------                                                        --------      --------
Cash flows from operating activities:
Net income                                                          $  222.2      $  177.3
 Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
   Depreciation and amortization                                        78.6          65.4
   Restricted stock awards                                              (1.0)         (5.1)
   Other items                                                          23.3          19.7
 Changes in operating assets and liabilities:
   Receivables                                                         (14.6)         (1.3)
   Inventories                                                        (346.6)        (64.5)
   Other current assets                                                (25.9)          6.3
   Accounts payable, accrued expenses and income taxes                 (26.9)         (8.5)
                                                                    --------      --------
Net cash (used) provided by operating activities                       (90.9)        189.3
                                                                    --------      --------
Investing activities:
 Additions to property, plant and equipment                            (91.5)        (71.2)
 Proceeds from sale of property, plant and equipment                     1.2           2.9
 Investment in securities                                              (30.0)        (20.0)
 Proceeds from sale of securities                                       17.9          --
 Proceeds from sale of minority interest in RadioShack.com             100.0          --
 Other investing activities                                             (3.1)         (4.3)
                                                                    --------      --------
Net cash used by investing activities                                   (5.5)        (92.6)
                                                                    --------      --------
Financing activities:
 Purchases of treasury stock                                          (351.4)       (245.6)
 Exercise of common stock put options                                   (8.6)         --
 Proceeds from sale of common stock put options                          0.5           3.5
 Sales of treasury stock to employee stock plans                        36.6          30.1
 Proceeds from exercise of stock options                                16.6          27.3
 Dividends paid                                                        (33.6)        (32.3)
 Changes in short-term borrowings, net                                 354.8          23.9
 Additions to long-term borrowings                                      --           100.6
 Repayments of long-term borrowings                                     (8.2)        (14.4)
                                                                    --------      --------
Net cash provided (used) by financing activities                         6.7        (106.9)
                                                                    --------      --------

Decrease in cash and cash equivalents                                  (89.7)        (10.2)
Cash and cash equivalents, beginning of period                         164.6          64.5
                                                                    --------      --------
Cash and cash equivalents, end of period                            $   74.9      $   54.3
                                                                    ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements of RadioShack Corporation ("RadioShack" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and management's discussion and analysis of results of operations and financial condition included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2000 and 1999, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

                                                 Three Months Ended                  Three Months Ended
                                                 September 30, 2000                  September 30, 1999
                                         --------------------------------    --------------------------------
                                          Income       Shares    Per Share    Income       Shares   Per Share
(In millions, except per share amounts) (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
--------------------------------------   --------     --------   --------    --------     --------   --------
Net income                               $   77.1                            $   59.8
Less: Preferred stock dividends              (1.3)                               (1.4)
                                         --------                            --------

Basic EPS
Net income available to common
 shareholders                                75.8        186.7   $   0.41        58.4        194.3   $   0.30
                                                                 ========                            ========

Effect of dilutive securities:
Dividends on Series B preferred stock         1.3                                 1.4
Additional contribution required
 for TESOP if preferred stock had been
 converted                                   (0.9)         6.1                   (1.1)         6.4
Stock options                                              5.0                                 4.7
                                         --------     --------               --------     --------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $   76.2        197.8   $   0.39    $   58.7        205.4   $   0.29
                                         ========     ========   ========    ========     ========   ========

                                                 Nine Months Ended                  Nine Months Ended
                                                September 30, 2000                    September 30, 1999
                                         --------------------------------    --------------------------------
                                          Income       Shares    Per Share    Income       Shares   Per Share
(In millions, except per share amounts) (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
--------------------------------------   --------     --------   --------    --------     --------   --------
Net income                               $  222.2                            $  177.3
Less: Preferred stock dividends              (4.0)                               (4.2)
                                         --------                            --------

Basic EPS
Net income available to common
 shareholders                               218.2        187.6   $   1.16       173.1        194.3   $   0.89
                                                                 ========                            ========

Effect of dilutive securities:
Dividends on Series B preferred stock         4.0                                 4.2
Additional contribution required
 for TESOP if preferred stock had been
 converted                                   (2.6)         6.2                   (3.2)         6.5
Stock options                                              4.2                                 3.9
                                         --------     --------               --------     --------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $  219.6        198.0   $   1.11    $  174.1        204.7   $   0.85
                                         ========     ========   ========    ========     ========   ========


NOTE 3 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2000 and 1999 was $77.1 million and $50.2 million, respectively, and comprehensive income for the nine months ended September 30, 2000 and 1999 was $222.1 million and $174.3 million, respectively.

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

NOTE 5 - RADIOSHACK.COM, LLC
In  October  1999,   RadioShack   launched  its  e-commerce   enabled   website,
www.RadioShack.com. On November 10, 1999, RadioShack and Microsoft Corporation ("Microsoft") formed a limited liability company, RadioShack.com, LLC, for the purpose of marketing and selling electronics products on the Internet. RadioShack contributed assets and also extended a royalty-free license for certain trademarks and service marks to RadioShack.com, LLC and Microsoft contributed $100.0 million on January 4, 2000. RadioShack owns 100% of the common units of RadioShack.com, LLC, while Microsoft owns 100% of the preferred units. RadioShack includes RadioShack.com, LLC in its consolidated financial statements. RadioShack is entitled to receive 75% of the profits and losses of RadioShack.com, LLC, while Microsoft receives 25%; however, the preferred units have certain liquidation rights, which could allow Microsoft to recover its initial investment. This liquidation preference affects the allocation of the profits and losses among the partners. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require RadioShack to purchase, and RadioShack has the right to purchase, Microsoft's units.

NOTE 6 - BUSINESS RESTRUCTURING
In the fourth quarter of 1996, the Company initiated certain restructuring programs to exit its Incredible Universe business, close 21 unprofitable
Computer City stores and close its 53 remaining McDuff stores. These restructuring programs were undertaken as a result of the highly competitive environment in the electronics industry at the time. At December 31, 1999, the balance in the restructuring reserve was $14.5 million and consisted of remaining estimated real estate obligations to be paid. During the three and nine months ended September 30, 2000, approximately $1.5 million and $3.6 million, respectively, were charged against the restructuring reserve. An additional $0.8 million relating to real estate obligations was added to the reserve during the second quarter of 2000, leaving a balance in the reserve of $11.7 million at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "should," could," and similar words and phrases. Factors that could cause RadioShack Corporation's ("RadioShack" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general;
o the inability to successfully implement, market and execute the RadioShack. comSM website and its coordination with RadioShack retail outlets;
o the presence or absence of new services or products and product features in the merchandise categories RadioShack sells and unexpected changes in RadioShack's actual merchandise sales mix;
o the inability to negotiate and maintain profitable contracts or execute business plans with providers of services relating to cellular and PCS telephones, direct-to-home satellite, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual revenues, commissions and bounties for products and services sold by RadioShack;
o the inability to successfully implement and execute RadioShack's strategic alliances with Thomson Multimedia SA (RCA), Microsoft Corporation ("Microsoft"), Cellco Partnership (dba Verizon Wireless) and/or At Home Corporation (Excite@Home);
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect RadioShack);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services RadioShack sells or changes in tax rules and regulations applicable to RadioShack;
o the adoption rate and market demand for high speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibits consumers from travelling to the Company's retail locations, especially during peak holiday periods.

The United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. RadioShack's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

RadioShack's overall sales increased 18.8% to $1,140.4 million for the three months ended September 30, 2000, compared to $960.3 million in the corresponding prior year period. Overall sales increased 17.3% to $3,211.0 million for the nine months ended September 30, 2000, compared to $2,737.2 million for the same period in 1999. Comparable store sales increased 13.8% and 11.6% for the third quarter and nine month periods ended September 30, 2000, respectively, when compared to the prior year third quarter and nine month periods. Sales increased for both the three and nine month periods, driven primarily by increased sales of audio and video equipment, including "direct-to-home" satellite systems and services ("DTH"), as well as by increased sales of personal computers and wireless communications products. Management anticipates that sales growth for the remainder of 2000 will come from a broad assortment of products and product categories, but primarily from audio and video products, DTH, personal computers and wireless communications.

Sales in the audio and video category increased approximately 39% and 49% during the three and nine months ended September 30, 2000, respectively, when compared to the same periods ended September 30, 1999. This category continued to benefit from the June 2000 launch of the RCA Digital Entertainment Center at RadioShack, as well as from increased sales of DTH during the quarter and nine months ended September 30, 2000.

Sales of communications products increased approximately 15% and 8% during the three and nine months ended September 30, 2000, when compared to the same periods in the prior year. For the three and nine months ended September 30, 2000, increased unit and dollar sales of PCS and digital cellular telephones accounted for the majority of the increase in this category. Unit and dollar sales of wireless telephones are expected to continue to increase over comparable prior year periods for the remainder of 2000.

Sales in the personal computers and peripherals category increased approximately 35% and 21% during the three and nine months ended September 30, 2000, respectively, when compared to the corresponding periods in the prior year. The average selling price of personal computers decreased approximately 6% and 12% during the three and nine months ended September 30, 2000, respectively, when compared to 1999. However, increases in CPU units sold and increases in sales of monitors and printers during the quarter and nine months ended September 30, 2000 more than offset these price reductions.

Sales in the personal electronics category increased approximately 2% and 7% for the quarter and nine months ended September 30, 2000, respectively, when compared to the quarter and nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, sales increased primarily due to strong sales of giftable items. An increase in toys, primarily radio control cars, also contributed to the year-to-date increase.

Sales in the parts, accessories and specialty equipment category increased approximately 5% for both the three and nine month periods ended September 30, 2000, when compared to the same periods in the prior year, due primarily to increased sales of accessories for personal computers, wireless communication products and audio and video products.

Sales in the services and other category, which includes residual revenue and sales from prepaid wireless airtime, repair services and extended service contracts, increased for the quarter and nine months ended September 30, 2000, when compared to the same periods in the previous year. During the third quarter and first nine months of 2000, increases in residual revenue and sales of extended service plans were partially offset by a decrease in sales of prepaid wireless airtime. Management expects this trend to continue during the remainder of 2000.

As of September 30, 2000, approximately 4,700 retail outlets had been fixtured for the Microsoft Internet Center@RadioShack. Management anticipates that fixtures for most of the remaining RadioShack company-owned stores will be installed by the end of December 2000 and that most of these retail outlets will be able to demonstrate and sell high-speed Internet access service by the end of 2000.

RadioShack Retail Outlets

                  September 30, June 30,    March 31, December 31, September 30,
                      2000        2000        2000        1999        1999
                    --------    --------    --------    --------    --------
Company-owned          5,082       5,060       5,052       5,087       5,042
Dealer/Franchise       2,092       2,073       2,091       2,099       2,057
                    --------    --------    --------    --------    --------
Total number of
 retail outlets        7,174       7,133       7,143       7,186       7,099
                    ========    ========    ========    ========    ========

Gross Profit

During the third quarter of 2000, gross profit dollars increased 16.2% to $565.4 million, but decreased 1.1 percentage points to 49.6% of net sales and operating revenues, compared to 50.7% in the third quarter of 1999. For the nine months ended September 30, 2000, gross profit dollars increased 14.9% to $1,615.0 million, but decreased 1.0 percentage point to 50.3% of net sales and operating revenues, versus the corresponding period in 1999. These gross profit percentage decreases were partly due to a shift within RadioShack's product offerings to increased sales of branded audio and video products and personal computers, which have a lower gross margin than RadioShack overall, and were further impacted by increased sales to dealer stores, which have a lower gross margin percentage than sales to retail customers. These decreases were partially offset by an increase in residual revenue, which has 100% gross margin, as well as by an increase in the gross profit percentages in the parts, accessories and specialty equipment category. Management anticipates that gross profit as a percentage of net sales and operating revenues will continue to decrease slightly during the remainder of 2000, when compared to the prior year.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense increased by $42.8 million and $114.3 million, respectively, but decreased as a percent of net sales and operating revenues by 2.2 and 2.0 percentage points, respectively, for the three and nine month periods, when compared to the same periods in the prior year. For these three and nine months ended September 30, 2000, rent, payroll and advertising expense increased in dollars, but decreased as a percent of sales and operating revenues when compared to the same periods in the prior year. These decreases as a percentage of sales and operating revenues were due primarily to the favorable effect of increased comparable store sales on the expense rate structure during the periods. Rent expense increased in dollars for the quarter and nine months ended September 30, 2000, due primarily to lease renewals at slightly higher rates and retail store expansion. Payroll expense increased in dollars during these same periods due to retail store expansion and increases in commissions, bonuses and other incentives resulting from strong comparable store sales and profits. Advertising expense increased in dollars for the quarter and nine months ended September 30, 2000, when compared to the same periods in the prior year. The quarterly increase was due primarily to increases in television advertising, while the year-to-date increase is attributed to a shift in advertising from print to television advertising. Management anticipates that RadioShack will continue to obtain positive leverage in its major expense categories for the remainder of 2000, dependent upon continuous sales growth.

Net Interest Expense

Interest expense, net of interest income, for the three and nine months ended September 30, 2000 was $10.1 million and $23.2 million, respectively versus $3.8 million and $12.6 million for the comparable three and nine months in 1999. Interest expense increased $5.9 million and $9.9 million for the three and nine month periods, due to higher nominal interest rates and higher average short-term debt outstanding resulting from increased inventory levels and share repurchases. Interest expense, net of interest income, is expected to continue to increase during the remainder of 2000, when compared to the prior year.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the fiscal year, as evaluated at the end of each quarter. The effective tax rates for the third quarters of 2000 and 1999 were 38.0% and 39.0%, respectively. The rate decrease resulted primarily from improved utilization of foreign tax credits and implementation of certain state income tax initiatives.

FINANCIAL CONDITION

Cash flow used by operating activities approximated $90.9 million for the nine month period ended September 30, 2000, compared to cash flow provided by operating activities of $189.3 million in the prior year. This decrease in cash flow was primarily attributable to a $346.0 million use of working capital during the nine month period ended September 30, 2000, primarily resulting from increases in inventory and other current assets and a reduction in accrued expenses. The decrease in cash flow was partially offset by a $65.8 million increase in net income after adjustments for non-cash items in the first nine months of 2000, when compared to the first nine months of 1999.

Inventory at September 30, 2000 increased $346.6 million or 40.2% since December 31, 1999 and increased $229.5 million or 23.5% since September 30, 1999. The increase since September 30, 1999 was due primarily to DTH inventory and additional audio and video products related to RadioShack's introduction of the RCA Digital Entertainment Center at RadioShack in June 2000 and, to a lesser extent, increases in digital cellular handsets. These increases were partially offset by decreases in computers resulting from strong sales during the third quarter, as well as decreases in residential telephones. The increase since December 31, 1999 was due primarily to increases in DTH inventory, audio and video products and digital cellular handsets, as well as normal seasonal fluctuations.

Total accounts receivable at September 30, 2000 increased $27.1 million or 9.5% since December 31, 1999 and increased $68.5 million or 28.0% since September 30, 1999. The increase in accounts receivable since December 31, 1999 was due primarily to an increase in sales to dealers, which was partially offset by a decrease in receivables from service providers. The receivables increase since September 30, 1999 related primarily to an increase in residual revenue from service providers resulting from increased sales of wireless communications and DTH, as well as rebates relating to the sale of MSN(TM) Internet access. Additionally, an increase in sales to dealers contributed to the increase in receivables since September 30, 1999.

Cash used by investing activities for the nine months ended September 30, 2000 was $5.5 million, compared to cash used by investing activities of $92.6 million in the previous year. Investing activities for the nine months ended September 30, 2000 included capital expenditures totaling $91.5 million, primarily for retail expansion, costs related to a new distribution facility and upgrades of information systems. Management anticipates that capital expenditure requirements will approximate $25.0 million to $30.0 million for the remainder of 2000, primarily to support RadioShack store refurbishments and expansions and, to a lesser extent, enhance information systems. On January 4, 2000, RadioShack received $100.0 million in cash from Microsoft, which related to Microsoft's investment in RadioShack.com, LLC, a limited liability company formed by RadioShack and Microsoft for the purpose of marketing and selling electronics products on the Internet. Proceeds from the sale of marketable securities provided $17.9 million in cash, while RadioShack's investment in Digital:Convergence Corporation, an Internet technology company, used $30.0 million in cash for the nine months ended September 30, 2000.

Cash provided by financing activities for the nine months ended September 30, 2000 was $6.7 million, compared to the $106.9 million used the previous year. Purchases of treasury stock required $351.4 million for the nine months ended September 30, 2000, compared to $245.6 million during the same period of 1999. The current year's stock repurchases were partially funded by a net increase in short-term debt, as well as by $53.2 million received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends used $33.6 million of cash for the nine months ended September 30, 2000, compared to a $32.3 million usage in the same period of the prior year. In October 1999, RadioShack announced a 10% increase in the quarterly dividend payment from $0.050 per common share to $0.055 per common share, which impacted the quarterly 2000 dividend payments.

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

Cash and cash equivalents at September 30, 2000 were $74.9 million, compared to $164.6 million at December 31, 1999 and $54.3 million at September 30, 1999. Total debt as a percentage of total capitalization was 52.3% at September 30, 2000, compared to 38.0% at December 31, 1999 and 39.8% at September 30, 1999. The increase in the debt-to-capitalization ratio resulted primarily from a reduction in RadioShack's stockholders' equity due to the share repurchase programs, as well as to an increase in short-term borrowings related to RadioShack's inventory purchases and share repurchase programs. Long-term debt as a percentage of total capitalization was 19.3% at September 30, 2000, compared to 23.9% at December 31, 1999 and 22.3% at September 30, 1999.

The Board of Directors has authorized management to purchase up to 70.0 million shares of RadioShack common stock through its two existing share repurchase programs, of which approximately 69.2 million shares, totaling $1,467.8 million, had been purchased as of September 30, 2000. During the quarter ended September 30, 2000, RadioShack repurchased approximately 0.5 million shares for an aggregate cost of $26.5 million and for the nine months ended September 30, 2000, RadioShack repurchased approximately 5.5 million shares totaling $264.4 million under the programs. Purchases for either or both of these programs may continue to be made from time to time in the open market and management expects that funding of these programs will come primarily from excess free cash flow, short-term borrowings and, if needed, from the sale of treasury stock to employee stock plans.

In connection with the share repurchase program, the Board of Directors has authorized management to sell up to 2.0 million put options on RadioShack common stock. RadioShack has sold approximately 1.5 million put options since the inception of the program and no put options were outstanding at September 30, 2000. Additionally, at its February 23, 2000 meeting, the Board of Directors authorized management to supplement the put option program with equity forwards and increased the number of shares subject to put options and equity forwards to
4.0 million shares. The Board of Directors also extended the expiration date for the program to no later than December 31, 2002. Put options and equity forwards will continue to be executed from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, RadioShack's liquidity and other considerations.

On May 18, 2000, the Company's stockholders voted to approve an amendment to increase the number of authorized shares of RadioShack common stock from 250.0 million shares to 650.0 million shares. The increase in the number of authorized shares of common stock may be used for general corporate purposes, including future stock splits, if any, and other transactions. There was no increase in the number of authorized shares of RadioShack preferred stock.

RECENT EVENTS

RadioShack entered into the following two agreements in 2000, which management believes enhance its strategic plan to become "America's Home Connectivity Store."

On August 1, 2000, RadioShack announced a multi-year cellular wireless telephone alliance with Verizon Wireless, the nation's largest wireless communications service provider. This strategic alliance will permit over 3,700 company-owned RadioShack stores to consolidate cellular service offerings with a single service provider, thereby creating training, marketing, inventory, repair and other supply-chain synergies. Additionally, RadioShack and Verizon Wireless will create and implement a "store-within-a-store" concept, which management anticipates launching in mid-2001. In addition to RadioShack's existing relationship with Sprint PCS, the Verizon Wireless alliance allows RadioShack to offer a second national wireless carrier in a majority of the Company's retail stores. RadioShack continues to offer cellular service in its other retail outlets through various cellular carriers in areas not covered by Verizon Wireless.

On October 20, 2000, RadioShack announced a strategic alliance with At Home Corporation (Excite@Home), the country's leading broadband online service provider, whose major cable partners include Comcast, AT&T and Cox, among others. Excite@Home service will be rolled out at RadioShack on a market-by-market basis, with an initial launch beginning in November 2000 in selected markets. Management anticipates that by December 31, 2001, approximately 1,500 RadioShack retail outlets will be able to offer high-speed Internet cable service through Excite@Home. The service will be distributed via a simple self-installation kit with a phone call to the local cable company to activate the service. The agreement also encompasses joint marketing and an Excite@Home promotional display in RadioShack stores.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), in June 1998, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. RadioShack uses derivatives only in limited circumstances and does not expect the impact of SFAS 133 to be material.

In addition, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in late 1999. SAB 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The SEC recently delayed the date that companies were required to adopt the provisions of SAB 101 to the fourth quarter of fiscal years beginning after December 31, 1999. RadioShack is continuing to analyze the provisions of SAB 101 and the SEC interpretations, as they relate to the Company's revenue recognition policies. The full impact of the adoption of SAB 101 has not been determined at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RadioShack does not have any derivative instruments that materially increase the Company's exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

RadioShack has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, breach of contract and other matters against RadioShack and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at September 30, 2000. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on RadioShack's financial position.

ITEM 5.  OTHER INFORMATION

        a) RadioShack announced on October 23, 2000 the appointment of Lawrence V. Jackson to the Board of Directors of RadioShack Corporation. Mr. Jackson is currently Senior Vice President of Supply Operations and an executive officer of Safeway, Inc.

        b) In order to provide all investors with accurate and timely market-moving data, RadioShack's conference calls on its quarterly results, management's recorded monthly sales comments following monthly sales releases and any conference calls after an announcement of a major event can be accessed (in listen only mode) on the Company's web page, www.RadioShackCorporation.com five days following their initial posting.

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









                                              RadioShack Corporation
                                                   (Registrant)







Date:  November 10, 2000               By   /s/  Richard L. Ramsey
                                            ---------------------------
                                                 Richard L. Ramsey
                                            Vice President and Controller
                                                (Authorized Officer)






Date:  November 10, 2000                    /s/  Dwain H. Hughes
                                            ---------------------------
                                                 Dwain H. Hughes
                                             Senior Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS


Exhibit
Number         Description

3a Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000. (Filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000.)

3b RadioShack Corporation Bylaws Amended and Restated as of July 22, 2000. (Filed as Exhibit 3b to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000.)

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

----------------------------

* filed with this report

                                                                 EXHIBIT 11
                             RADIOSHACK CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                        Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------------------------------
(In millions, except ratios)                             2000        1999        2000        1999
 --------------------------                            --------    --------    --------    --------
Ratio of Earnings to Fixed Charges:

Net income                                             $   77.1    $   59.8    $  222.2    $  177.3
Plus provision for income taxes                            47.3        38.3       136.2       113.4
                                                       --------    --------    --------    --------
Income before income taxes                                124.4        98.1       358.4       290.7
                                                       --------    --------    --------    --------

Fixed charges:

Interest expense and amortization of debt discount         14.4         8.5        36.3        26.4
Amortization of issuance expense                            0.1         0.2         0.6         0.6
Appropriate portion (33 1/3%) of rentals                   17.9        17.2        53.2        50.9
                                                       --------    --------    --------    --------
    Total fixed charges                                    32.4        25.9        90.1        77.9
                                                       --------    --------    --------    --------

Earnings before income taxes and fixed charges         $  156.8    $  124.0    $  448.5    $  368.6
                                                       ========    ========    ========    ========

Ratio of earnings to fixed charges                         4.84        4.79        4.98        4.73
                                                       ========    ========    ========    ========

Ratio of Earnings to Fixed Charges and Preferred
 Dividends:

Total fixed charges, as above                          $   32.4    $   25.9    $   90.1    $   77.9
Preferred dividends                                         1.3         1.4         4.0         4.2
                                                       --------    --------    --------    --------
Total fixed charges and preferred dividends            $   33.7    $   27.3    $   94.1    $   82.1
                                                       ========    ========    ========    ========

Earnings before income taxes and fixed charges         $  156.8    $  124.0    $  448.5    $  368.6
                                                       ========    ========    ========    ========

Ratio of earnings to fixed charges and preferred
dividends                                                  4.65        4.54        4.77        4.49
                                                       ========    ========    ========    ========