Form 10-K
period 2000-12-31
RADIOSHACK CORP
filed 2001-03-29
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)
                   For the fiscal year ended December 31, 2000

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD

                          Commission file number 1-5571
                            ________________________

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

        Registrant's telephone number, including area code (817) 415-3700
                            ________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,887,090,827 based on the New York Stock Exchange closing price.

As of March 21, 2001, there were 184,583,373 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.
               The Index to Exhibits is on Sequential Page No. 49.
                                 Total Pages 60.

PART I

ITEM 1. BUSINESS.

GENERAL
On May 18, 2000, the stockholders of Tandy Corporation approved a change of the name of the company to RadioShack Corporation ("RadioShack" or the "Company"). RadioShack was incorporated in Delaware in 1967. RadioShack primarily engages in the retail sale of consumer electronics through the RadioShack(R) store chain. Sales derived outside of the United States are not material.

RadioShack. At December 31, 2000, RadioShack operated 5,109 company-owned stores located throughout the United States. These stores average approximately 2,300 square feet in gross area and are located in major malls and strip centers, as well as individual storefronts. These locations carry a broad assortment of both private label and third party branded products. The product lines include electronic parts and accessories, cellular, PCS and conventional telephones, audio and video equipment, direct-to-home ("DTH") satellite systems and personal computers and related products, as well as specialized products such as scanners and weather radios, among others. RadioShack also provides consumers access to third party services such as cellular phone, PCS and pager activation, DTH satellite programming, long distance telephone service, broadband and dial-up Internet access and prepaid wireless airtime. At December 31, 2000, RadioShack also had a network of 2,090 dealer/franchise outlets, including 54 located outside of the U.S. These outlets provide private label and third party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their sales with RadioShack products.

Strategic Alliances. RadioShack has formed strategic alliances with well-recognized companies. These alliances have or are expected to have a significant impact on RadioShack's operations and financial strategy and include:

    At Home Corporation (Excite@Home) - On October 20, 2000, RadioShack announced a strategic alliance with Excite@Home, the country's leading broadband online service provider, whose major cable partners include Comcast, AT&T and Cox, among others. Excite@Home service was rolled out in RadioShack stores in November 2000 in select markets. The agreement also encompasses joint marketing and an Excite@Home promotional display in RadioShack stores.

    Blockbuster Inc. ("Blockbuster") - On February 27, 2001, RadioShack announced an alliance with Blockbuster to introduce a RadioShack "store-within-a-store" concept within Blockbuster locations. The size of the
    RadioShack merchandising areas will vary depending on the size of the participating Blockbuster store, but may range from 600-square foot sections to smaller kiosks. A wide selection of RadioShack's most popular product and service offerings will be featured; however, specific inventory for the stores will be determined as the program moves forward. The initial test phase calls for 130 select Blockbuster stores in four markets to contain "store-within-a-store" fixtures by summer 2001. If the test phase proves successful and the alliance goes forward, management believes that this alliance could provide access to complementary customer demographics, as well as expand RadioShack's current outlet base.

    Compaq Computer Corporation ("Compaq") - Compaq is the sole supplier of personal computers sold through RadioShack retail stores, participating dealer/franchise outlets and on the Company's website.

    DIRECTV,  Inc. ("DIRECTV")  -  RadioShack  sells  direct-to-home   satellite
    systems and activates customers for DTH satellite programming, provided exclusively by DIRECTV.

    Microsoft Corporation ("Microsoft") - Microsoft's in-store display allows RadioShack customers to view demonstrations of narrowband and broadband technology and subscribe to MSN(TM)dial-up or broadband Internet access, as well as view, on-line or in the stores, a broad range of existing and future products, solutions and services based on Microsoft technologies. As of December 31, 2000, substantially all of the company-owned stores and approximately half of the dealer/franchise outlets had been fixtured for the Microsoft Internet Center @ RadioShack via a "store-within-a-store" concept.

    Sprint Communications Company and Sprint PCS ("Sprint") - Through its telecommunications alliance with Sprint, RadioShack customers have access to wireless PCS telephones and service, prepaid calling cards and long distance telephone service, as well as residential telephones and related telephony products, at the "Sprint Store at RadioShack."

    Thomson Multimedia ("Thomson") - Thomson, which owns the RCA brand, supplies RadioShack with various RCA-branded audio and video components such as televisions, DTH satellite systems, VCRs, camcorders, digital video disc
    (DVD) players, digital cameras, CD shelf systems and other digital entertainment products. RCA products are sold through the RCA Digital Entertainment Center at RadioShack via a "store-within-a-store," launched in June 2000.

    Verizon Wireless ("Verizon") - On August 1, 2000, RadioShack announced a multi-year wireless telephone alliance with Verizon, the nation's largest wireless communications service provider. This strategic alliance will permit approximately 4,300 company-owned RadioShack stores to consolidate cellular service offerings with a single service provider, thereby creating training, marketing, inventory, repair and other supply-chain synergies. Additionally, RadioShack and Verizon will create and implement a "store-within-a-store" concept, which management anticipates launching in mid-2001. In addition to RadioShack's existing relationship with Sprint PCS, the Verizon alliance allows RadioShack to offer a second national wireless carrier in a majority of the Company's retail stores. RadioShack continues to offer cellular service in its other retail outlets through various cellular carriers in areas not covered by Verizon.

RadioShack.com, LLC. ("RadioShack.com") In October 1999, RadioShack launched its www.RadioShack.com website. As of December 31, 2000, there were over 22,000 products available through the website. An additional 10,000 products are anticipated to be added in 2001. Online customers can purchase, return or exchange products available on the RadioShack website at their local RadioShack.

Retail Support Operations.

    RadioShack International Procurement Limited Partnership ("RSIP") - RSIP is 100% owned by RadioShack and its subsidiaries. RSIP serves the wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs of the Company. RSIP also provides services for outside customers, primarily InterTAN, Inc. ("InterTAN"). Most of RSIP's activity for InterTAN involves sourcing of goods from manufacturers in Asia.

    Consumer Electronics Manufacturing - RadioShack operates seven manufacturing facilities in the United States and one overseas manufacturing operation in China. These eight manufacturing facilities employed approximately 3,700 employees as of December 31, 2000. RadioShack manufactures a variety of products, primarily sold through its retail outlets, including telephony, antennas, wire and cable products and a wide variety of "hard to find" parts and accessories for consumer electronic products.

    RadioShack Customer Support - Using state-of-the-art telephone and data networks, RadioShack Customer Support responds to more than six million phone calls and emails annually. The responses include answers to technical questions, customer service inquiries and direct sales requests related to RadioShack's catalog operations, its website and "hard to find" products offered through the RadioShack Unlimited program.

    RadioShack Installation Services ("RSIS") - RSIS, through its 69 field offices located in 30 states, designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. RSIS provides these services to both RadioShack and other outside parties. Services for RadioShack consist primarily of customer DTH satellite system installations, but also include installations relating to broadband Internet access.

    RadioShack Service Centers - RadioShack maintains a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 2000, there were 56 RadioShack Service Centers in the U.S. which repair name brand and private label products sold from the Company's various sales channels. RadioShack is also a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Hitachi, Hewlett-Packard, RCA/Thomson and Nokia, among others and also performs repairs for third-party service centers and extended service plan providers under national service agreements.

    RadioShack Technology Services - The Company's management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and the corporate offices into a fully integrated system. Each store has its own server to support the point of sale system. This design also allows store management to track sales and/or inventory at the product, customer or sales associate level. This division provides the majority of programming and system analysis needs of the Company.

    Regional Distribution Centers - There are 10 distribution centers which ship over one million cartons each month to the company-owned retail stores and dealer/franchise outlets. Four of these distribution centers also serve as fulfillment centers for on-line purchases made through www.RadioShack.com.

SEASONALITY
As is the case with other retail businesses, RadioShack's net sales and other revenues are greater during the Christmas season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. See
Note 21 of the "Notes to Consolidated Financial Statements" for quarterly data.

PATENTS AND TRADEMARKS
RadioShack owns or is licensed to use many trademarks and service marks related to its business in the United States and in foreign countries. Radio Shack, RadioShack, RadioShack.com, You've got questions. We've got answers, America's Home Connectivity Store and Around The Corner and Around The Clock are some of the marks most widely used by the Company. RadioShack believes that the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality service. RadioShack's manufactured products are sold primarily under the RadioShack trademark. RadioShack also owns various patents relating to electronic products designed and manufactured by RadioShack. RadioShack believes that the loss of the RadioShack name and RadioShack marks would be material to its business.

SUPPLIERS
RadioShack's marketing strategy depends, in part, upon its ability to offer both private label and third party branded products, as well as third party services, to its customers. RadioShack utilizes a large number of suppliers located in various parts of the world to obtain its raw materials and private label merchandise. Management does not expect a lack of availability of raw material or any single private label product to have a material impact on its operations. In terms of third party branded products sold by RadioShack, no single vendor provided in excess of 10% of RadioShack's aggregate product purchases in 2000. However, certain vendors, strategic allies and service providers are important to RadioShack's business and the loss of or disruption in supply from one of these could have a material adverse effect on RadioShack's sales. Additionally, certain suppliers have, at times, limited their supply of products to RadioShack.

BACKLOG ORDERS
RadioShack has no material backlog of orders for the products or services it sells.

COMPETITION
Despite rising consumer demand for wireless communications products and services, as well as a rapid consumer acceptance of new digital technology products, the consumer electronics retail business still remains highly competitive, driven by technology and product cycles, as well as the overall state of the economy.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. RadioShack competes in the sale of its products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy/MusicLand. Department and specialty stores, such as Sears and The Home Depot, compete on more of a select product scale. Sprint and Verizon compete directly with RadioShack through their own retail and online presence. Mass merchants such as Wal-Mart and Target, and other alternative channels of distribution such as mail order and e-commerce, compete with RadioShack on a more widespread basis. With respect to the products sold by RadioShack, numerous domestic and foreign companies also manufacture similar products for other retailers, which are sold under nationally recognized brand names or private labels.

Management believes RadioShack has two primary factors differentiating itself from the competition. First is its extensive physical retail presence of approximately 7,200 conveniently located retail outlets nationwide. Additionally, RadioShack's specially trained sales staff is capable of providing enhanced product explanations, assisting customers with service activation, where applicable, and assisting with the selection of appropriate products and accessories.

Another differentiating factor is RadioShack's strategic alliances with well-recognized companies. These alliances with such companies as Sprint, Verizon, Thomson and Compaq, among others, augment the strong position that RadioShack has historically maintained in its core product categories such as batteries, communications equipment, telephony, antennas and parts and accessories. Additionally, RadioShack is able to leverage name brand recognition, marketing efforts and advertising campaigns with its allies and also create cross-revenue opportunities for repair service income, residual income, consumer acquisition fees and rebates.

Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that RadioShack will continue to compete successfully with respect to each of the factors referenced above. Also, in light of the ever-changing nature of the electronics retail industry, RadioShack would be adversely affected if its competitors were able to offer their products at significantly lower prices, introduce innovative or technologically superior products not yet available to RadioShack, or if RadioShack was unable to obtain certain products in a timely manner or for an extended period of time.

With respect to the expansion of the Internet, management does not believe e-commerce retailers currently provide significant competition to RadioShack. This, however, could change and become significant over time. Management further believes that RadioShack is well positioned to meet the increasing competition from Internet retailers with its www.RadioShack.com website, coupled with RadioShack's extensive physical retail presence, service capabilities and wide assortment of consumer electronics products.

EMPLOYEES
As  of  December  31,  2000,  RadioShack  had  approximately  43,600  employees.
Approximately 10,000 temporary retail employees were hired for the holiday selling season; however, less than 3,000 of these temporary employees remained at year-end. RadioShack's employees are not covered by collective bargaining agreements nor are they members of labor unions. RadioShack's management considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.
Information on RadioShack's properties is in Management's Discussion and Analysis and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                                  Page
Retail Outlets...............................      12
Property, Plant and Equipment................      36
Commitments and Contingent Liabilities.......      40

RadioShack leases, rather than owns, most of its retail and service center facilities. RadioShack stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. RadioShack owns most of the property on which its executive offices are located in downtown Fort Worth, Texas, all distribution centers, except for two which are leased, and most of its manufacturing facilities located throughout the United States. The Company leases seven administrative offices and one manufacturing plant in the Asia Pacific region. RSIS headquarters and field offices are also leased. Existing distribution center and office facilities are reviewed periodically to determine if RadioShack's space is adequate to meet its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
RadioShack has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses, breach of contract, various labor related claims and other matters against RadioShack and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 2000. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on RadioShack's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of RadioShack Corporation's executive officers and their ages, positions and length of service with the Company as of February 28, 2001.


                                      Position                                       Years with
    Name                  (Date Elected to Current Position)                 Age       Company
    ----                  ----------------------------------                 ---       -------
                                                                                           >

Leonard H. Roberts        Chairman of the Board and Chief Executive           52         7 (1)
                          Officer, RadioShack Corporation (May 1999)

David J. Edmondson        President and Chief Operating Officer,              41         6 (2)
                          RadioShack Corporation (December 2000)

David Christopher         Executive Vice President, RadioShack Corporation    58        34 (3)
                          (October 1998) and President, RadioShack
                          International Procurement (July 1990)

Evelyn V. Follit          Senior Vice President (May 1999) and Chief          54         4 (4)
                          Information Officer (July 1998), RadioShack
                          Corporation

Mark C. Hill              Senior Vice President (October 1998),               49         4 (5)
                          Corporate Secretary and General Counsel
                          (July 1997), RadioShack Corporation

Laura K. Moore            Senior Vice President - Public Relations and        39         2 (6)
                          Corporate Communications, RadioShack Corporation
                          (October 2000)

Francesca M. Spinelli     Senior Vice President - People, RadioShack          47         3 (7)
                          Corporation (December 1999)

Loren K. Jensen           Acting Chief Financial Officer (January 2001) and   40         5 (8)
                          Vice President-Finance (February 2000), RadioShack
                          Corporation

There are no family relationships among the executive officers listed and there are no arrangements or understandings pursuant to which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are elected by the Board of Directors annually to serve for the ensuing year, or until their successors are elected. All of the executive officers listed above have served RadioShack in various capacities over the past five years, except for Mr. Hill and Mmes. Follit, Moore and Spinelli.

(1) Mr. Roberts was elected Chairman of the Board and Chief Executive Officer of RadioShack Corporation effective May 1999. Mr. Roberts was President of RadioShack Corporation from December 1995 until December 2000 and President of the RadioShack division from July 1993 until December 2000.

(2) Mr. Edmondson served as Senior Vice President, RadioShack Corporation and Executive Vice President and Chief Operating Officer of the RadioShack division from October 1998 to December 2000, when he was elected President and Chief Operating Officer, RadioShack Corporation. Mr. Edmondson served as Senior Vice President of Marketing and Advertising, RadioShack from November 1995 to October 1998.

(3) Mr. Christopher served as Executive Vice President of the RadioShack division from January 1992 until October 1998, when he was elected Executive Vice President, RadioShack Corporation. Mr. Christopher has also served as President of RadioShack International Procurement since July 1990.

(4)  Ms. Follit  served  as  Vice  President  and  Chief  Information   Officer,
     RadioShack Corporation from July 1998 to May 1999, when she was elected Senior Vice President and Chief Information Officer, RadioShack Corporation. Ms. Follit served as Vice President of Human Capital for RadioShack Corporation from October 1997 to July 1998. Prior to joining RadioShack Corporation, she was Vice President-Operations and Engineering for A.C. Nielsen Corporation from October 1996 to March 1997. Ms. Follit held various management positions at Dun & Bradstreet Corporation, ITT and IBM from 1970 to October 1996.

(5) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, RadioShack Corporation from July 1997 to October 1998, when he was elected Senior Vice President, RadioShack Corporation. He continues to serve as Corporate Secretary and General Counsel of the Company. Prior to joining RadioShack, Mr. Hill practiced law for 21 years and was a partner with the law firm of Haynes and Boone LLP for the last 13 of those years.

(6) Ms. Moore served as Vice President - Corporate Communications and Public Relations from November 1998 to October 2000, when she was elected Senior Vice President - Public Relations and Corporate Communications. Prior to joining RadioShack Corporation, she was employed by Zale Corporation where she served as Vice President, Corporate Communications from 1995 to 1998.

(7) Ms. Spinelli served as Vice President - People, RadioShack Corporation from July 1998 to December 1999, when she was elected Senior Vice President
     - People, RadioShack Corporation. Prior to joining RadioShack Corporation in 1998, Ms. Spinelli served as Corporate Vice President of Organizational Development of Wal-Mart Stores, Inc. where she was employed approximately 5 years.

(8) Mr. Jensen served as Vice President and Treasurer, RadioShack Corporation from May 1995 to February 2000, when he was elected Vice President - Finance. In January 2001, he was appointed Acting Chief Financial Officer upon the death of Dwain H. Hughes who served as Senior Vice President and Chief Financial Officer from January 1995 to January 2001. Prior to joining RadioShack Corporation in 1995, Mr. Jensen served as Senior Vice President of Texas Commerce Bank where he was employed for almost 10 years.

PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK (Restated for two-for-one stock split payable in June 1999) The trading symbol on the New York Stock Exchange for the Company's common stock was changed from "TAN" to "RSH" effective May 31, 2000. RadioShack's common stock is listed on the New York Stock Exchange and trades under the symbol "RSH". The following table presents the high and low trading prices for RadioShack's common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 2000.

                                                                  Dividends
Quarter Ended                High               Low               Declared
-------------              --------           --------            --------

December 31, 2000         $  72.94           $  39.34           $   0.055
September 30, 2000           69.75              45.56               0.055
June 30, 2000                59.50              38.25               0.055
March 31, 2000               57.25              35.06               0.055

December 31, 1999         $  79.50           $  41.38           $   0.055
September 30, 1999           56.75              37.38               0.050
June 30, 1999                51.00              30.09               0.050
March 31, 1999               32.06              20.59               0.050

HOLDERS OF RECORD
At March 21, 2001 there were 31,087 holders of record of RadioShack's common stock.

DIVIDENDS
The Board of Directors reviews RadioShack's dividend policy annually. On October 25, 1999, RadioShack announced a 10% increase in the quarterly cash dividend from $0.050 per share to $0.055 per share for shareholders of record on January 3, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                          Year Ended December 31,
(In millions, except per share          ------------------------------------------------------------
 amounts and ratios)                      2000         1999         1998(1)      1997        1996
====================================================================================================

Operations
Net sales and operating revenues        $4,794.7     $4,126.2     $4,787.9     $5,372.2     $6,285.5
                                        ========     ========     ========     ========     ========

Income (loss) before income taxes       $  593.6     $  480.5     $   99.7     $  303.9     $ (145.6)
Provision (benefit) for income taxes       225.6        182.6         38.4        117.0        (54.0)
                                        --------     --------     --------     --------     --------

Net income (loss)                       $  368.0     $  297.9     $   61.3     $  186.9     $  (91.6)
                                        ========     ========     ========     ========     ========

Net income (loss) available per
 common share:

    Basic                               $   1.94     $   1.51     $   0.28     $   0.84     $  (0.41)
                                        ========     ========     ========     ========     ========

    Diluted                             $   1.84     $   1.43     $   0.27     $   0.82     $  (0.41)
                                        ========     ========     ========     ========     ========

Shares used in computing earnings per
 common share:

    Basic                                  187.3        194.2        201.2        214.4        239.3
                                        ========     ========     ========     ========     ========

    Diluted                                197.7        205.0        211.4        224.5        239.3
                                        ========     ========     ========     ========     ========

Dividends declared per common share     $  0.220     $  0.205     $  0.200     $  0.200     $  0.200
                                        ========     ========     ========     ========     ========

Ratio of earnings to fixed charges(2)       5.69         5.51         1.84         3.52       N/A

SELECTED FINANCIAL DATA (UNAUDITED) Continued
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                          Year Ended December 31,
(In millions, except per            ---------------------------------------------------------------------
share amounts and ratios)              2000           1999           1998(1)       1997          1996
---------------------------------------------------------------------------------------------------------
Financial Position
Inventories                         $  1,164.3     $    861.4     $    912.1    $  1,205.2    $  1,420.5
Total assets                        $  2,576.5     $  2,142.0     $  1,993.6    $  2,317.5    $  2,583.4
Working capital                     $    585.8     $    478.1     $    419.1    $    739.1    $    746.3
Current ratio                        1.48 to 1      1.52 to 1      1.48 to 1     1.76 to 1     1.63 to 1
Capital structure:
Current debt (3)                    $    478.6     $    188.9     $    233.2    $    299.5    $    258.0
Long-term debt (3)                  $    302.9     $    319.4     $    235.1    $    236.1    $    104.3
Total debt                          $    781.5     $    508.3     $    468.3    $    535.6    $    362.3
Total debt, net of cash and
  cash equivalents                  $    650.8     $    343.7     $    403.8    $    429.7    $    240.8
Stockholders' equity                $    880.3     $    830.7     $    848.2    $  1,058.6    $  1,264.8
Total capitalization                $  1,661.8     $  1,339.0     $  1,316.5    $  1,594.2    $  1,627.1
Long-term debt as a % of
  total capitalization                   18.2%          23.9%          17.9%         14.8%          6.4%
Total debt as a % of total
  capitalization (4)                     47.0%          38.0%          35.6%         33.6%         22.3%
Stockholders' equity per
  common share                      $     4.43     $     4.07     $     4.13    $     4.98    $     5.37

Financial Ratios
Return on average
  stockholders' equity                   43.0%          35.5%(5)        6.4%(6)      16.1%           N/A(7)
Percent of sales:
  Income (loss) before income taxes      12.4%          11.7%           2.1%          5.7%        (2.3)%
  Net income (loss)                       7.7%           7.2%           1.3%          3.5%        (1.5)%

This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated
Financial Statements and Notes thereto.

(1)  Includes operations of  Computer City, Inc.  for  only eight months, due to the sale to CompUSA Inc. on August 31, 1998.
(2)  Earnings  used in computing the ratio of  earnings to fixed charges consist of  pre-tax  earnings  and fixed charges.  Fixed  charges  are  defined  as interest expense related to debt, amortization expense  related to deferred financing costs and a portion of rental charges.  Pre-tax earnings were not sufficient  to  cover  fixed  charges  during  1996 by approximately $145.6 million.  Excluding $230.3  million  (net of taxes)  in  restructuring  and other charges, the 1996 ratio of earnings to fixed charges  would have been
     2.57.
(3)  Includes current portion of capital leases and TESOP indebtedness.
(4)  Total debt includes capital leases and TESOP indebtedness.   Capitalization
     is defined as total debt plus total stockholders' equity.
(5)  Excluding  a  $5.9 million  (net of taxes)  provision related to restricted stock awards in 1999,  return on  average  stockholders'  equity would have been 33.1%.
(6)  Excluding  $183.9  million  (net  of  taxes)  for  provisions  related   to
     restricted  stock  awards  and loss  on sale of  Computer City,  as well as
     Computer  City  operating  losses  and  other  business writedowns in 1998, return on average stockholders' equity would have been 23.6%.
(7)  Excluding  $230.3 million (net of taxes) in restructuring and other charges in 1996, return on average stockholders' equity would have been 8.9%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
With the exception of historical information, the matters discussed in MD&A contain forward-looking statements that involve various risks and uncertainties and are indicated by words such as "anticipates," "expects," "believes," "will," "should," "could," and similar words and phrases. Factors that could cause RadioShack Corporation's ("RadioShack" or the "Company") actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully implement and execute RadioShack's strategic initiatives, including the development of its new strategic business units ("SBUs") and emerging sales channels, as well as new alliances which may be formed with other retailers, such as Blockbuster Inc. ("Blockbuster") and third party service providers;
o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment and confidence about the economy in general;
o the inability to successfully market and execute the www.RadioShack.com(SM) website and its coordination with RadioShack retail outlets and the Company's other existing and/or emerging sales channels;
o the presence or absence of new services or products and product features in the merchandise categories RadioShack sells and unexpected changes in RadioShack's actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with service providers relating to cellular and PCS telephones, direct-to-home ("DTH") satellite programming, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by RadioShack;
o the inability to successfully implement and execute RadioShack's strategic alliances with Microsoft Corporation ("Microsoft"), Cellco Partnership (dba Verizon Wireless), At Home Corporation (Excite@Home) and/or Blockbuster;
o the inability of the Company to fully recover investments made in the securities of other companies;
o lack of availability or access to sources of supply inventory (as a large importer of consumer electronic products from Asia, unfavorable trade imbalances could negatively affect RadioShack);
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support RadioShack's service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services RadioShack sells or changes in tax rules and regulations applicable to RadioShack;
o the adoption rate and market demand for high-speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to the Company's retail locations, especially during the peak Christmas season.

Both the United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. RadioShack's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

STOCK SPLIT
On May 25, 1999, RadioShack's Board of Directors declared a two-for-one split of RadioShack common stock, payable on June 21, 1999. All references to the number of shares (other than common stock issued or outstanding for 1998 on the accompanying Consolidated Statement of Stockholders' Equity), per share amounts, cash dividends and any other reference to shares, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards and all other agreements payable in RadioShack's common stock have also been adjusted or amended to reflect the split.

RETAIL OUTLETS
                             Average                  December 31,
                            Store Size      -----------------------------------
                            (Sq. Ft.)        2000         1999           1998
-------------------------------------------------------------------------------
  Company-Owned               2,300          5,109        5,087          5,039
  Dealer/Franchise             N/A           2,090        2,099          1,991
                                            -------      -------        -------
                                             7,199        7,186          7,030
                                            =======      =======        =======

Space Owned and Leased

                                            Approximate Square Footage
                                                  at December 31,
                         ---------------------------------------------------------------
                                      2000                              1999
                         -----------------------------     -----------------------------
(In thousands)            Owned      Leased      Total      Owned      Leased      Total
----------------------------------------------------------------------------------------
Retail
RadioShack                   --      12,113     12,113         --      11,990     11,990
Other                       102          --        102        162          --        162
                         ------      ------     ------     ------      ------     ------
                            102      12,113     12,215        162      11,990     12,152
Support Operations
Manufacturing               502         201        703        505         201        706
Distribution centers
 and office space         3,659       1,532      5,191      3,496       1,512      5,008
                         ------      ------     ------     ------      ------     ------
                          4,263      13,846     18,109      4,163      13,703     17,866
                         ======      ======     ======     ======      ======     ======

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999
-----------------------

NET SALES AND OPERATING REVENUES

RadioShack's overall sales increased 16.2% to $4,794.7 million in 2000 from $4,126.2 million in 1999, due primarily to a 10.9% comparable company-owned store sales gain and the opening of 22 new stores, net of store closures. Additionally, sales to RadioShack's dealer/franchise outlets experienced strong growth throughout the year. RadioShack's comparable store sales increase was due primarily to increased sales of communications products and sales of audio and video equipment, which includes DTH satellite systems and services. Despite weakening in the retail sector, RadioShack expects a positive store sales gain for 2001. The following table summarizes RadioShack's retail sales breakdown by category as a percent of total RadioShack retail sales (excluding outside sales from retail support operations):

                                           Percent of RadioShack Retail Sales
                                                  Year Ended December 31,
                                    ----------------------------------------------
                                     2000      1999      1998      1997      1996
                                    ------    ------    ------    ------    ------
Communications                       27.9%     29.3%     28.5%     27.5%     24.4%
Electronic parts, accessories
 and specialty equipment             24.8      27.2      30.0      31.5      32.3
Audio and video                      22.5      17.1      15.5      16.8      18.0
Personal electronics and seasonal     8.6       9.4      10.4      11.6      12.4
Personal computers and peripherals    8.7       8.7       9.1       9.4      10.4
Services and other                    7.5       8.3       6.5       3.2       2.5
                                    ------    ------    ------    ------    ------
                                    100.0%    100.0%    100.0%    100.0%    100.0%
                                    ======    ======    ======    ======    ======


The communications category includes wireless communications such as cellular and PCS telephones, as well as residential telephones, answering machines, pagers and other related telephony products. The communications category increased 10% in dollars, but decreased as a percentage of total retail sales to 27.9% in 2000, from 29.3% in 1999. This category decrease was due to the audio and video category becoming a larger percentage of total retail sales. Unit sales of PCS and cellular telephones increased 23% over the prior year to 4.1 million units. Unit and dollar sales of both PCS and cellular telephones are expected to continue to increase in 2001.

Sales of electronic parts, accessories and specialty equipment decreased as a percentage of total retail sales in 2000 when compared to 1999, despite a 5% sales gain. The category was 24.8% of RadioShack's retail sales mix in 2000, down from 27.2% in 1999, primarily due to the audio and video category becoming a higher percent of the product mix in 2000. This category is expected to increase in sales, but decrease as a percentage of RadioShack's retail sales mix in 2001.

Sales in the audio and video category increased approximately 47% in 2000, when compared to 1999, due primarily to the June 2000 launch of The RCA Digital Entertainment Center at RadioShack and a significant increase in DTH satellite system and services sales. In addition, the audio and video category increased from 17.1% of the retail sales mix in 1999 to 22.5% in 2000. This category includes televisions, VCRs, camcorders, digital video disc (DVD) players, digital cameras, CD shelf systems and other digital entertainment products, in addition to DTH satellite systems and services. Management believes the audio and video category will continue to increase in dollar sales and as a percent of RadioShack's total retail sales in 2001.

Personal electronics and seasonal products decreased to 8.6% of RadioShack's retail sales mix in 2000 from 9.4% in 1999, due primarily to an overall shift in the product mix described above. This category experienced a 5% sales increase over the prior year as a result of increased sales of giftable items, electronic gadgets and remote control cars.

Sales of personal computers and peripherals were 8.7% of RadioShack's retail sales in both 2000 and 1999. This category had a 12% unit sales gain in CPUs and had a 15% dollar sales gain for the year. The average selling price of CPUs decreased 6%, in line with the general market decline. The average selling price of CPUs and monitors, for the industry in general as well as for RadioShack, is expected to decrease slightly in 2001. Despite this downward trend, management believes that the higher unit sales volumes of personal computers and peripherals, as well as anticipated increased sales of handheld computers and Internet appliances, will contribute to increased sales of this category. In addition, increases in sales in the personal computer and peripherals category should strengthen sales of higher gross margin products and services, such as accessories and extended service contracts.

Sales in the services and other category, which includes residual income, as well as income from prepaid wireless airtime, repair services and extended service contracts, increased approximately 7% in dollars, but decreased as a percent of RadioShack retail sales to 7.5% in 2000 from 8.3% in 1999. The increase in sales was primarily due to an increase in residual income received from RadioShack's third party providers of wireless communications, offset by a decrease in sales of prepaid wireless airtime. Sales in the services and other category also decreased due to the reclassification of RadioShack.com sales from this category to the appropriate product categories in 2000. Residual income is also earned on sales of Sprint long distance and paging services. Residual income varies by third party service provider, but is typically a portion of the continuing service revenue paid by the consumer to the service provider throughout the ensuing months and/or years of that consumer's subscription. In 2000, RadioShack earned approximately $104.0 million of residual income, compared to $63.0 million in 1999. At year end, the Company earned residual income on approximately 6.1 million service provider subscribers. Residual income is expected to continue to increase in 2001; however, increases are dependent upon such factors as continued usage of certain services and stability of average revenue per subscriber, among other factors.

Think Growth Initiative: In December 2000, RadioShack announced its new Think Growth initiative. This initiative is designed to generate incremental sales and profit opportunities beyond the Company's existing category and customer base. Three Strategic Business Units were formed to better align the organization with its business strategy of demystifying technology for the mass market and, ultimately, to become America's Connectivity Solution. The three SBUs formed were The Connecting People SBU, The Connecting Places SBU and The Connecting Things SBU.

The Connecting Things SBU will focus on RadioShack's core product offerings of parts and accessories, seasonal products including toys, personal electronics and batteries, in addition to parts and components offered to commercial customers. In light of increased sales of giftable items and an increased business to business customer focus through RadioShack's online presence and planned direct marketing efforts, along with the advent of digital convergence which requires additional accessories, management anticipates enhanced sales growth for these highly profitable products.

The Connecting People SBU will concentrate on communications products and third party services which not only include current offerings, but also capture such emerging technologies as combining wireless products and the Internet, as well as high-speed video phones. The various products included in this SBU are telephone and telephone accessories, wireless phones and accessories, pagers and other related services, as well as radio communications devices. The Company's strategic allies for the Connecting People SBU include both Sprint and Verizon.

The Connecting Places SBU's focus will include personal computers, Internet appliances, hand-held computer devices and related products, audio and video products and services, including DTH satellite systems and services and dial-up and broadband Internet access, among others. Many of the products and services in this SBU are aimed at providing customer solutions for connecting to and utilizing high-speed bandwidth. Bandwidth refers to volume at which data can be transmitted and, depending on the volume delivered, may enable consumers to have such capabilities as instant and/or high-speed Internet access, movies on demand and multiple phone/fax connections through a single phone or cable line. This SBU utilizes the Company's strategic alliances with Compaq, DIRECTV, Excite@Home, Microsoft and Thomson to offer convenience, service and product specialties.

Each SBU is designed to find more efficient and convenient ways to serve RadioShack sales channels. In addition to its 5,100 company-owned stores and 2,100 dealer/franchise outlets, RadioShack's existing and emerging sales channels include the www.RadioShack.com website and catalog operations, as well as a sophisticated outbound and inbound telephone call center.

In terms of its online presence, the Company's clicks and mortar strategy is designed to not only draw repeat traffic to its website, but also to RadioShack's retail stores. RadioShack.com derives a significant portion of its revenue from sales to businesses, government agencies and educational institutions. These commercial customers may order product via the web, phone, mail or fax with no minimum order required. In 2001, RadioShack plans to further enhance its sales to commercial customers via direct mail and telemarketing efforts.

On February 27, 2001, RadioShack announced an alliance with Blockbuster, to introduce a RadioShack "store-within-a-store" concept within Blockbuster locations. The size of the RadioShack merchandising areas will vary depending on the size of the participating Blockbuster store, but may range from 600-square foot sections to smaller kiosks. A wide selection of RadioShack's most popular product and service offerings will be featured; however, specific inventory for the stores will be determined as the program moves forward. The initial test phase calls for 130 select Blockbuster stores in four markets to contain "store-within-a-store" fixtures by summer 2001. If the test phase proves successful and the alliance goes forward, management believes that this alliance could provide access to complementary demographics, as well as expand RadioShack's current outlet base.

GROSS PROFIT

Gross  profit  for  RadioShack  was  $2,369.6  million or 49.4% of net sales and operating revenues, compared with $2,083.5 million or 50.5% of net sales and operating revenues in 1999. This gross profit percentage decrease was partially due to a shift within RadioShack's product offerings to increased sales of third party branded audio and video products, primarily DTH satellite systems, which have a lower gross margin than RadioShack overall. To a lesser degree, the gross profit percentage decrease was due to a decrease in the wireless communications gross margin. The decrease was further impacted by increased sales to dealer/franchise stores, which have a lower gross margin percentage than sales to retail customers. This decrease was partially offset by an increase in residual income, which has 100% gross margin, as well as by an increase in the gross profit percentages for both the personal computer and peripherals category and the parts, accessories and specialty equipment category. Management anticipates that gross profit as a percentage of net sales and operating revenues could continue to decrease during 2001, when compared to 2000. An expected increase in residual income should partially offset this decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The table below summarizes the breakdown of various components of RadioShack's consolidated selling, general and administrative ("SG&A") expense and its related percentage of total sales and operating revenues.

                                                    Year Ended December 31,
                             ---------------------------------------------------------------------
                                     2000                   1999                      1998
                             ---------------------  ----------------------  ----------------------
                                         % of                    % of                     % of
                                        Sales &                 Sales &                  Sales &
(In millions)                Dollars   Revenues      Dollars   Revenues     Dollars(2)  Revenues
--------------------------------------------------  ----------------------  ----------------------
Payroll and commissions      $  836.2     17.4%     $  741.8(1)   18.0%     $  734.1(1)    15.3%
Rent                            215.2      4.5         205.5       5.0         217.4        4.5
Advertising                     227.1      4.7         199.9       4.8         208.7        4.4
Other taxes                      98.6      2.1          91.2       2.2          96.1        2.0
Utilities and telephone          69.4      1.4          62.2       1.5          71.5        1.5
Insurance                        56.4      1.2          47.6       1.2          50.6        1.1
Credit card fees                 31.7      0.7          27.5       0.7          38.6        0.8
Stock purchase
 and savings plans               22.8      0.5          21.0       0.5          20.4        0.4
Other                            76.2      1.6          89.7       2.1         142.9        3.0
                             ---------------------  ----------------------  ----------------------

                             $1,633.6     34.1%     $1,486.4      36.0%     $1,580.3       33.0%
                             =====================  ======================  ======================

(1) Excludes compensation expense for restricted stock awards of $9.6 million and $82.6 million relating to 1999 and 1998, respectively.
(2) Includes expenses related to Computer City, Inc. ("Computer City") before its sale to CompUSA Inc.("CompUSA") on August 31, 1998.

RadioShack's SG&A expense increased 9.9% in dollars, but decreased as a percent of net sales and operating revenues to 34.1% for the year ended December 31, 2000 from 36.0% for the year ended December 31, 1999. This 1.9 percentage point decrease in the SG&A percentage in 2000 was due primarily to the favorable effect of increased sales at RadioShack during 2000.

Payroll expense for RadioShack increased by $94.4 million to $836.2 million in 2000, but decreased as a percent of net sales and operating revenues to 17.4% in 2000, compared to 18.0% in 1999. This dollar increase was due primarily to RadioShack retail store expansions and increases in personnel, commissions, bonuses and other incentives resulting from RadioShack's strong comparable store sales and profits.

Rent expense for the Company increased in dollars by $9.7 million to $215.2 million in 2000, but decreased as a percent of RadioShack's net sales and operating revenues to 4.5% in 2000 from 5.0% in 1999. The rent increase was due primarily to 22 new RadioShack store openings, net of store closures, throughout the year, as well as lease renewals at slightly higher rates. The 0.5 percentage point decrease was due primarily to the favorable effect of increased comparable RadioShack stores sales on the expense rate structure.

Advertising expense for RadioShack increased $27.2 million in dollars, but decreased as a percentage of RadioShack's net sales and operating revenues to $227.1 million and 4.7% of sales in 2000, compared to $199.9 million and 4.8% of sales in 1999. The dollar increase was due primarily to a shift in advertising from print to television advertising. In addition, the decrease as a percentage of sales and operating revenues reflects the sales leverage gained from RadioShack's sales increase.

In 2001, RadioShack's SG&A expense is expected to increase in dollars due to additional sales volume and normal inflation, but decrease as a percentage of net sales and operating revenues. This decreased percentage of net sales and operating revenue is expected as a result of increased sales leverage gained from anticipated comparable store sales increases and, to a lesser extent, an increase in new store openings.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $36.1 million for 2000 versus $16.8 million for 1999.

Interest expense increased to $53.9 million in 2000, from $37.2 million in 1999. This increase was primarily the result of an increase in RadioShack's average debt outstanding throughout 2000, due to share repurchases and the Company's investment in inventory, as well as to an increase in short-term interest rates when compared to the prior year. Interest income decreased almost 13% to $17.8 million in 2000 from $20.4 million in 1999, due primarily to repayment of various notes receivable associated with the Company's liquidation of other retail formats.

Interest expense, net of interest income, is expected to decrease slightly during 2001, primarily due to an anticipated decrease in short-term debt levels.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.0% for both 2000 and 1999.

1999 COMPARED WITH 1998
-----------------------

NET SALES AND OPERATING REVENUES

Consolidated net sales and operating revenues decreased 13.8% from $4,787.9 million in 1998 to $4,126.2 million in 1999; this decrease was attributable primarily to the sale of Computer City to CompUSA on August 31, 1998. Consolidated comparable store sales for 1999 are not meaningful, due to this sale. Prior to 1999, the Company operated two segments, RadioShack and Computer City.

RadioShack Segment
------------------

Sales for the RadioShack segment in 1999 increased 14.9% from $3,591.2 million in 1998 to $4,126.2 million in 1999; this increase was due primarily to a 12.2% comparable company-owned store sales gain and the opening of 48 new stores, net of store closures. RadioShack's comparable store sales increase was driven primarily by increased sales of communications products, prepaid wireless airtime and sales of audio and video equipment, including DTH satellite systems and services. The communications category, the largest product category of RadioShack's retail sales mix in 1999, increased as a percentage of total retail sales in 1999, primarily due to a 50% increase in unit sales of PCS and cellular telephones. Sales of electronic parts, accessories and specialty equipment decreased 2.8 percentage points of total retail sales in 1999, despite a 4% sales gain. Personal electronics and seasonal products decreased 1.0 percentage point of RadioShack's retail sales mix in 1999. Both of these product categories decreased as a percent of total retail sales, due primarily to the communications category and the services and other category becoming a higher percent of the product mix in 1999. The audio and video category experienced a sales increase of approximately 27% during 1999, due primarily to a strong increase in sales of DTH satellite systems and services. Sales of personal computers and peripherals were 8.7% of RadioShack's retail sales in 1999, compared to 9.1% in 1998, despite a large unit gain and a 10% sales gain for the year. The average selling price of CPUs decreased 16% in 1999, in line with the general market decline. Sales in the services and other category increased in 1999 in dollars and as a percent of RadioShack retail sales, due to an increase in sales of prepaid wireless airtime, as well as to an increase in residual income received from RadioShack's third party providers of communications and DTH satellite programming services. In 1999, RadioShack earned approximately $63.0 million of residual income, compared to $34.2 million in 1998.

Computer City Segment
---------------------

Computer City was sold to CompUSA effective August 31, 1998.

GROSS PROFIT

Gross profit for RadioShack Corporation in 1999 was $2,083.5 million or 50.5% of net sales and operating revenues, compared with $2,004.4 million or 41.9% of net sales and operating revenues in 1998. This increase in gross profit as a percentage of net sales and operating revenues was primarily the result of RadioShack retail sales constituting all of the Company's consolidated net sales and operating revenues in 1999, when compared to 1998. Computer City was sold to CompUSA on August 31, 1998. Computer City had an inherently lower gross margin percentage than consolidated RadioShack Corporation.

The RadioShack segment's gross profit increased 11.4% in dollars for 1999 versus 1998, but decreased as a percentage of RadioShack's total sales by 1.6 percentage points for the same period. This percentage decrease was due primarily to mix shifts within RadioShack's product offerings as sales of lower margin categories increased as a portion of the overall sales volume. The decrease in gross margin was partially offset by an increase in residual income, which has 100% gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

RadioShack Corporation's 1999 SG&A expense decreased slightly in dollars, but increased as a percent of net sales and operating revenues to 36.0% versus 33.0% in 1998. The higher SG&A percentage in 1999 was due to RadioShack becoming the only operating unit in 1999 (see "Gross Profit" above). The RadioShack segment operated at a higher relative SG&A expense level than the Company as whole in 1998. Excluding Computer City and other closed units, the Company's SG&A expense as a percentage of sales would have approximated 37.7% in 1998.

Despite the sale of Computer City in 1998, payroll expense for the Company increased in dollars and as a percent of net sales and operating revenues to 18.0% in 1999 from 15.3% in 1998. This increase was due primarily to RadioShack retail store expansions, changes in compensation plans and increases in personnel, commissions, bonuses and other incentives resulting from RadioShack's strong comparable store sales and profits. Rent expense for RadioShack Corporation decreased in dollars in comparison with 1998, but increased as a percent of net sales and operating revenues to 5.0% in 1999 from 4.5% in 1998. This increase was due to the sale of Computer City, which had lower rent expense as a percentage of sales than the Company as a whole. Rent expense for the RadioShack segment increased in dollars in 1999, but decreased as a percent of sales. Advertising expense for consolidated RadioShack Corporation decreased in dollars, but increased as a percent of net sales and operating revenues in 1999, when compared to 1998, due to the sale of Computer City. There was also a dollar decrease in advertising expense for the RadioShack segment in 1999 from 1998. The dollar decrease resulted from an increase in marketing development funds received from third party service providers.

RESTRICTED STOCK AWARDS

On February 1, 1998, RadioShack Corporation granted approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 restricted stock grant. The February 1998 restricted stock awards had a weighted average fair market value of $19.61 per share when granted. This restricted stock grant was to vest on February 2, 2003, if managers receiving the grants were employed by the Company at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if RadioShack common stock closed at $29.0625 or more for any 20 consecutive trading days beginning February 1, 2000. At December 31, 1999, it was probable that the 348,000 shares that remained outstanding under this grant would vest under the early vesting provisions. The resulting charge to compensation expense of $14.7 million, including related payroll taxes, was recorded in the fourth quarter of 1999.

Vesting of these restricted stock awards occurred on February 29, 2000, when RadioShack's common stock closed above the targeted amount for the twentieth consecutive trading day. Vesting resulted in the issuance of 336,000 shares of RadioShack's common stock at a fair market value of $37.53 per share.

In the fourth quarter of 1998, RadioShack Corporation recorded estimated compensation expense of $82.6 million related to the early vesting of restricted stock awards that had been granted to 4,907 store managers on February 1, 1997. These awards vested on March 1, 1999 and the actual price of the stock and the number of shares vested differed from the estimated accrual at December 31, 1998. The amount of this difference, $5.1 million, was recorded as a credit to expense in the first quarter of 1999.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $16.8 million for 1999 versus $34.6 million for 1998. Interest expense decreased 18.1% in 1999, due to RadioShack no longer having to incur interest expense on Computer City capital lease obligations, as well as to a corresponding decrease in the Company's average debt outstanding during 1999.

Interest income increased almost 90% to $20.4 million in 1999 from $10.8 million in 1998, due primarily to interest from the $136.0 million CompUSA note receivable which was outstanding for a full year.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.0% for 1999 compared with 38.5% for 1998. The decrease in 1999 resulted primarily from improved utilization of foreign tax credits and implementation of certain state income tax initiatives.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. RadioShack uses derivatives only in limited circumstances. The Company adopted SFAS 133 effective January 1, 2001 and the impact was not material.

CASH FLOW AND LIQUIDITY

                                   Year Ended December 31,
                              --------------------------------
(In millions)                   2000        1999        1998
                              --------    --------    --------
Operating activities          $ 116.5     $ 561.6     $ 414.8
Investing activities            (34.0)     (121.0)      (93.0)
Financing activities           (116.4)     (340.5)     (363.2)

In 2000, cash flow provided by operating activities was $116.5 million, compared to $561.6 million and $414.8 million in 1999 and 1998, respectively. Cash flow from net income, adjusted for non-cash items, increased $63.4 million from 1999 to 2000. This increase was primarily due to increased operating profit at RadioShack. The decrease in cash flow from operating activities was the result of a $508.5 million use of cash by working capital components. Inventory increased $302.9 million over the prior year period, reflecting an increased level of inventory required by higher sales levels and increased inventory levels of wireless phones, DTH satellite systems, and landline phones. Additionally, an increase of $149.0 million in accounts receivable consisted primarily of amounts due from RadioShack's strategic allies in the form of consumer acquisition fees, marketing support and rebate programs.

Investing activities used $34.0 million in cash in 2000, compared to $121.0 million and $93.0 million used in 1999 and 1998, respectively. Capital expenditures approximated $119.6 million in 2000, compared to $102.4 million in 1999 and $131.5 million in 1998. Capital expenditures for 2000 consisted primarily of RadioShack store expansions and remodels, costs related to a new distribution facility, upgrades of information systems, and the purchase of vehicles for the RadioShack Installation Services division. Capital expenditures for 1999 and 1998 were used primarily for retail expansion and upgrading information systems, including Year 2000 (Y2K) initiatives. Management anticipates that the capital expenditure requirement for 2001 will approximate $130.0 million to $135.0 million. These expenditures will primarily relate to RadioShack future store expansions and remodels, updated information systems and, to a lesser extent, upgrades relating to RadioShack's distribution and manufacturing facilities. On January 4, 2000, RadioShack received $100.0 million in cash from Microsoft, which related to Microsoft's investment in RadioShack.com, LLC, a limited liability company formed by RadioShack and Microsoft for the purpose of marketing and selling electronics products on the Internet. In June 2000, RadioShack made a $30.0 million dollar investment in Digital:Convergence Corporation, an Internet technology company. In addition, the Company generated $17.9 million in cash during 2000 from the sale of equity securities.

Cash used by financing activities was $116.4 million in 2000, compared to $340.5 million and $363.2 million in 1999 and 1998, respectively. Purchases of treasury stock required cash of $400.6 million, $422.2 million and $337.4 million in 2000, 1999 and 1998, respectively. (See "Capital Structure and Financial Condition" below for further information on RadioShack's stock repurchase programs.) The 2000, 1999 and 1998 stock repurchases were partially funded by $66.3 million, $81.5 million and $57.8 million, respectively, received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends paid, net of tax, in 2000, 1999 and 1998 amounted to $44.7 million, $42.5 million and $44.8 million, respectively. The increase in dividends paid in 2000 resulted from an increase in the per share dividend. Medium-term notes issued by RadioShack provided approximately $101.6 million and $45.7 million in cash in 1999 and 1998, respectively, the majority of which was used to repay current maturities of long-term debt. In 2000, the increase in short-term debt was used primarily to fund increases in accounts receivable, share repurchases and additional inventory. In 1999, RadioShack used excess cash flow to decrease its short-term debt from the prior year by $42.3 million.

The current credit ratings for RadioShack, which are generally considered investment grade, follow:

                                                  Standard
       Category                     Moody's      and Poor's       Fitch
       --------                     -------      ----------       -----
       Medium-Term Notes             Baa1            A-             A
       ESOP Senior Notes             Baa1            A-             A
       Commercial Paper              P-2             A-2            F1

CAPITAL STRUCTURE AND FINANCIAL CONDITION
RadioShack's available borrowing facilities as of December 31, 2000 are detailed in Note 6 - "Indebtedness and Borrowing Facilities" of the Notes.

On December 14, 2000, RadioShack announced that its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock with a new share repurchase program, upon completion of its existing 60.0 million share program in December 2000. The new program has no expiration date. During 2000, 3.4 million shares were repurchased for $167.4 million under both programs, including 0.1 million shares for $6.6 million under the new 10.0 million share program. An additional 0.2 million shares were repurchased for $9.5 million from January 1, 2001 to March 19, 2001.

Additionally,  on  October  26,  1998,  RadioShack  announced  that its Board of
Directors had authorized the repurchase of up to 10.0 million shares of RadioShack's common stock for an indefinite period of time to be used to offset the dilution of grants under RadioShack's incentive stock plans (see Note 13 - "Stock Options and Performance Awards" of the Notes). Approximately 3.0 million shares were repurchased in 2000 for $144.4 million, bringing the total share repurchases at December 31, 2000 under this program to 10.0 million shares totaling $398.9 million. No more shares may be repurchased under this program.

The purchases under the share repurchase programs described above are in addition to the shares required for employee stock purchase plans, which are purchased throughout the year. Purchases will continue to be made in 2001 in the open market with funding of the programs coming from excess free cash flow and short-term borrowings, if needed.

RadioShack's primary source of short-term debt consists of short-term seasonal bank debt and commercial paper, which have maturities of less than 90 days. In the second quarter of 2000, RadioShack increased its $200.0 million 364-day revolving credit facility to $300.0 million and also extended the maturity date to June 2001. The terms of the 364-day revolving credit facility remain similar to the previous facility. RadioShack also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes. Annual commitment fees for the facilities are 0.07% of the $300.0 million 364-day facility and 0.085% of the $300.0 million multiyear facility, whether used or unused. During the second quarter of 2001, RadioShack plans to extend the 364-day facility to June 2002.

The total debt-to-capitalization ratio was 47.0% at December 31, 2000, 38.0% at December 31, 1999 and 35.6% at December 31, 1998. These increases in the debt-to-capitalization ratios result from an increase in debt levels related primarily to the share repurchase program and increased inventory and accounts receivable levels.

RadioShack has a $300.0 million Debt Shelf Registration Statement ("Shelf Registration"). In August 1997, RadioShack issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, RadioShack issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million, $37.0 million and $32.0 million of medium-term notes were issued in January 1999, August 1999 and September 1999, respectively, completing the remaining 1997 Shelf Registration. RadioShack's medium and long-term notes outstanding at December 31, 2000 under the 1997 Shelf Registration totaled $300.0 million. The interest rates at December 31, 2000 for the outstanding $150.0 million in medium-term notes ranged from 6.09% to 7.35%, with a weighted average coupon rate of 6.6%. These medium-term notes have varying maturities ranging from 2001 to 2008.

RadioShack's management believes that its present borrowing capacity is greater than the established credit lines and long-term debt in place. It is anticipated that RadioShack will review the medium to longer-term debt markets in calendar 2001. If these markets are available to the Company at favorable terms, it is likely that longer maturity debt will be issued to repay short-term debt and to adjust the mix of short-term versus long-term debt.

INFLATION
Inflation has not significantly impacted RadioShack over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future, unless global situations substantially affect the world economy.

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

RadioShack does not have any derivative instruments that materially increase the Company's exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. RadioShack does not use derivatives for speculative purposes.

The company is exposed to market risk from changes in interest rates. Interest rate risk exists principally with respect to the Company's short-term indebtedness that bears interest at floating rates. At December 31, 2000, RadioShack had $461.3 million of indebtedness bearing interest at floating rates. A hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate applicable to floating-rate indebtedness at December 31, 2000 would have resulted in additional interest expense of $4.6 million assuming no change in the principal or a reduction of such indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to Consolidated Financial Statements is found on page 24. RadioShack's Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

RadioShack will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to directors has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting. For information relating to the Executive Officers of RadioShack, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

RadioShack will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

RadioShack will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RadioShack will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K pursuant to Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted pursuant to General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report.
        1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 24.

        3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 49, which immediately precedes such exhibits.

Certain instruments defining the rights of holders of long-term debt of RadioShack and its consolidated subsidiaries are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Company on a consolidated basis. RadioShack hereby agrees to furnish the Securities and Exchange Commission copies of such instruments upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioShack Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RADIOSHACK CORPORATION


March 22, 2001                             /s/ Leonard H. Roberts
                                           -------------------------
                                           Leonard H. Roberts
                                           Chairman and Chief Executive Officer,
                                           RadioShack Corporation


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioShack Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 22nd day of March, 2001.

Signature                     Title


/s/ Leonard H. Roberts        Chairman, Chief Executive Officer and Director
---------------------------   (Chief Executive Officer)
Leonard H. Roberts

/s/ Loren K. Jensen           Vice President - Finance and Acting Chief
---------------------------   Financial Officer
Loren K. Jensen               (Principal Financial Officer)

/s/ Richard L. Ramsey         Vice President and Controller
---------------------------   (Principal Accounting Officer)
Richard L. Ramsey

                              Director    /s/ William G. Morton, Jr.    Director
---------------------------               ---------------------------
Frank J. Belatti                          William G. Morton, Jr.

/s/ Ronald E. Elmquist        Director    /s/ Thomas G. Plaskett        Director
---------------------------               ---------------------------
Ronald E. Elmquist                        Thomas G. Plaskett

/s/ Lawrence V. Jackson       Director    /s/ Alfred J. Stein           Director
---------------------------               ---------------------------
Lawrence V. Jackson                       Alfred J. Stein

/s/ Robert J. Kamerschen      Director    /s/ William E. Tucker         Director
---------------------------               ---------------------------
Robert J. Kamerschen                      William E. Tucker

/s/ Lewis F. Kornfeld, Jr.    Director    /s/ Edwina D. Woodbury        Director
---------------------------               ---------------------------
Lewis F. Kornfeld, Jr.                    Edwina D. Woodbury


---------------------------   Director
Jack L. Messman

                             RADIOSHACK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Accountants...............................            25
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 2000...................            26
Consolidated Balance Sheets at December 31, 2000
  and December 31, 1999.........................................            27
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...................            28
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.........          29-30
Notes to Consolidated Financial Statements......................          31-48

All schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Financial statements of 50% or less-owned companies accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

                        Report of Independent Accountants



To the Board of Directors and Stockholders of RadioShack Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 24 present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
February 21, 2001

Consolidated Statements of INCOME
RadioShack Corporation and Subsidiaries


                                                              Year Ended December 31,
                                          -------------------------------------------------------------------
                                                 2000                    1999                    1998
                                           % of                    % of                    % of
(In millions, except per share amounts)   Dollars    Revenues     Dollars    Revenues     Dollars    Revenues
-------------------------------------------------------------------------------------------------------------
Net sales and operating revenues          $4,794.7      100.0%    $4,126.2      100.0%    $4,787.9      100.0%
Cost of products sold                      2,425.1       50.6      2,042.7       49.5      2,783.5       58.1
                                          --------   --------     --------   --------     --------   --------
Gross profit                               2,369.6       49.4      2,083.5       50.5      2,004.4       41.9
                                          --------   --------     --------   --------     --------   --------

Operating expenses (income):
  Selling, general and administrative      1,633.6       34.1      1,486.4       36.0      1,580.3       33.0
  Depreciation and amortization              107.3        2.2         90.2        2.2         99.0        2.1
  Restricted stock awards                     (1.0)        --          9.6        0.2         82.6        1.7
  Provision for loss on sale of
   Computer City                                --         --           --         --        108.2        2.3
                                          --------   --------     --------   --------     --------   --------
Total operating expenses                   1,739.9       36.3      1,586.2       38.4      1,870.1       39.1
                                          --------   --------     --------   --------     --------   --------

Operating income                             629.7       13.1        497.3       12.1        134.3        2.8

Interest income                               17.8        0.4         20.4        0.5         10.8        0.2
Interest expense                             (53.9)      (1.1)       (37.2)      (0.9)       (45.4)      (0.9)
                                          --------   --------     --------   --------     --------   --------

Income before income taxes                   593.6       12.4        480.5       11.7         99.7        2.1

Provision for income taxes                   225.6        4.7        182.6        4.5         38.4        0.8
                                          --------   --------     --------   --------     --------   --------
Net income                                   368.0        7.7        297.9        7.2         61.3        1.3


Preferred dividends                            5.3        0.1          5.5        0.1          5.8        0.1
                                          --------   --------     --------   --------     --------   --------

Net income available to common
 shareholders                             $  362.7        7.6%    $  292.4        7.1%    $   55.5        1.2%
                                          ========   ========     ========   ========     ========   ========

Net income available per common
 share:

     Basic                                $   1.94                $   1.51                $   0.28
                                          ========                ========                ========

     Diluted                              $   1.84                $   1.43                $   0.27
                                          ========                ========                ========

Shares used in computing earnings
 per common share:

     Basic                                   187.3                   194.2                   201.2
                                          ========                ========                ========

     Diluted                                 197.7                   205.0                   211.4
                                          ========                ========                ========


Dividends declared per common share       $  0.220                $  0.205                $  0.200
                                          ========                ========                ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Consolidated Balance Sheets
RadioShack Corporation and Subsidiaries

                                                             December 31,
                                                    ------------------------
(In millions, except for share amounts)               2000            1999
-------------------------------------------------------------      ---------
Assets
Current assets:
  Cash and cash equivalents                         $   130.7      $   164.6
  Accounts and notes receivable, net                    464.7          286.1
  Inventories, at lower of cost or market             1,164.3          861.4
  Other current assets                                   58.5           91.2
                                                    ---------      ---------
    Total current assets                              1,818.2        1,403.3
                                                    ---------      ---------

Property, plant and equipment, net                      456.8          446.8

Other assets, net of accumulated amortization           301.5          291.9
                                                    ---------      ---------
Total assets                                        $ 2,576.5      $ 2,142.0
                                                    =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of  $   478.6      $   188.9
   long-term debt
  Accounts payable                                      234.8          234.8
  Accrued expenses                                      330.1          350.8
  Income taxes payable                                  188.9          150.7
                                                    ---------      ---------
    Total current liabilities                         1,232.4          925.2

Long-term debt, excluding current maturities            302.9          319.4
Other non-current liabilities                            60.9           45.7
                                                    ---------      ---------
    Total liabilities                                 1,596.2        1,290.3
                                                    ---------      ---------

Minority interest in consolidated subsidiary            100.0             --

Common stock put options                                   --           21.0

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
   authorized
  Series A junior participating, 300,000 shares
   designated and none issued                              --             --
  Series B convertible (TESOP), 100,000 shares
   authorized; 68,800 and 72,800 shares issued,
    respectively                                         68.8           72.8
  Common stock, $1 par value, 650,000,000 shares
   authorized; 236,033,000 and 235,840,000 shares
   issued, respectively                                 236.0          235.8
  Additional paid-in capital                            116.1           82.4
  Retained earnings                                   1,661.5        1,353.3
  Treasury stock, at cost; 50,269,000 and
   45,113,000 shares, respectively                   (1,189.6)        (892.3)
  Unearned deferred compensation                        (11.5)         (20.5)
  Accumulated other comprehensive loss                   (1.0)          (0.8)
                                                    ---------      ---------
    Total stockholders' equity                          880.3         830.7
Commitments and contingent liabilities (see Note 10)
                                                    ---------      ---------
Total liabilities and stockholders' equity          $ 2,576.5      $ 2,142.0
                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
RadioShack Corporation and Subsidiaries


                                                                Year Ended December 31,
                                                         -----------------------------------
(In millions)                                               2000         1999         1998
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $   368.0    $   297.9    $    61.3
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Restricted stock awards                                   (1.0)         9.6         82.6
    Provision for loss on sale of Computer City                 --           --        108.2
    Depreciation and amortization                            107.3         90.2         99.0
    Deferred income taxes and other items                     33.1         49.0         (4.0)
    Provision for credit losses and bad debts                  3.6          0.9          8.4
  Changes in operating assets and liabilities:
    Receivables                                             (149.0)       (29.3)       (32.6)
    Inventories                                             (302.9)        52.6         85.6
    Other current assets                                      (6.2)        15.1         17.7
    Accounts payable, accrued expenses and income taxes       63.6         75.6        (11.4)
                                                         ---------    ---------    ---------
Net cash provided by operating activities                    116.5        561.6        414.8
                                                         ---------    ---------    ---------

Investing activities:
  Additions to property, plant and equipment                (119.6)      (102.4)      (131.5)
  Proceeds from sale of property, plant and equipment          1.5          5.6          6.7
  Proceeds from sale of Computer City                           --           --         36.5
  Proceeds from sale of minority interest in consolidated
   subsidiary                                                100.0           --           --
  Investment in securities                                   (30.0)       (20.0)          --
  Proceeds from sale of equity securities                     17.9           --           --
  Other investing activities                                  (3.8)        (4.2)        (4.7)
                                                         ---------    ---------    ---------
Net cash used by investing activities                        (34.0)      (121.0)       (93.0)
                                                         ---------    ---------    ---------

Financing activities:
  Purchases of treasury stock                               (400.6)      (422.2)      (337.4)
  Exercise of common stock put options                        (8.6)          --           --
  Proceeds from sale of common stock put options               0.5          4.4          0.3
  Sale of treasury stock to stock plans                       46.8         39.5         35.4
  Proceeds from exercise of stock options                     19.5         42.0         22.4
  Dividends paid                                             (44.7)       (42.5)       (44.8)
  Changes in short-term borrowings, net                      285.2        (42.3)       (44.9)
  Additions to long-term borrowings                             --        100.6         45.7
  Repayments of long-term borrowings                         (14.5)       (20.0)       (39.9)
                                                         ---------    ---------    ---------
Net cash used by financing activities                       (116.4)      (340.5)      (363.2)
                                                         ---------    ---------    ---------


Increase/(decrease) in cash and cash equivalents             (33.9)       100.1        (41.4)
Cash and cash equivalents, beginning of period               164.6         64.5        105.9
                                                         ---------    ---------    ---------
Cash and cash equivalents, end of period                 $   130.7    $   164.6    $    64.5
                                                         =========    =========    =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Consolidated Statements of Stockholders' Equity
RadioShack Corporation and Subsidiaries


                                                               Common Stock         Treasury Stock
                                               Preferred   -------------------    -------------------
(In millions)                                    Stock      Shares    Dollars      Shares    Dollars
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   $ 100.0       138.3    $  138.3      (36.0)  $  (836.1)
Comprehensive income:
  Net income                                        --          --          --         --          --
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments
    Reclassification for losses included in
     net income
    Net unrealized gain on foreign currency
     translation
  Other comprehensive income                        --          --          --         --          --
Comprehensive income
Purchase of treasury stock                          --          --          --       (7.5)     (339.3)
Sale of treasury stock to employee stock plans      --          --          --        0.8        19.3
Restricted stock awards                             --         0.9         0.9       (0.3)      (29.1)
Exercise of stock options and grant of stock
 awards                                             --          --          --        1.2        29.9
Series B convertible stock dividends,
  net of taxes of $2.1                              --          --          --         --          --
Deferred compensation earned                        --          --          --         --          --
Repurchase of preferred stock                       --          --          --         --        (6.3)
Common stock cash dividends declared                --          --          --         --          --
                                               ------------------------------------------------------
Balance at December 31, 1998                     100.0       139.2       139.2      (41.8)   (1,161.6)
Comprehensive income:
  Net income                                        --          --          --         --          --
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments
Comprehensive income                                --          --          --         --          --
Purchase of treasury stock                          --          --          --       (8.5)     (435.9)
Common stock put options                            --          --          --         --       (16.1)
Sale of treasury stock to employee stock plans      --          --          --        0.4         9.3
Restricted stock awards                             --          --          --         --         1.5
Purchase of AmeriLink Corporation                   --          --          --        1.8        25.5
Dealer/Franchisee Rewards Program                   --          --          --         --         0.8
Exercise of stock options and grant of stock
 awards                                             --          --          --        3.0        51.6
Series B convertible stock dividends,
 net of taxes of $1.9                               --          --          --         --          --
Deferred compensation earned                        --          --          --         --          --
Cancellation of preferred stock, net of
 repurchases                                     (27.2)         --          --         --        28.8
Common stock cash dividends declared                --          --          --         --          --
Two-for-one common stock split                      --        96.6        96.6         --       603.8
                                               ------------------------------------------------------
Balance at December 31, 1999                      72.8       235.8       235.8      (45.1)     (892.3)
Comprehensive income:
  Net income                                        --          --          --         --          --
  Other comprehensive loss, net of tax:
    Foreign currency translation adjustments
Comprehensive income                                --          --          --         --          --
Purchase of treasury stock                          --          --          --       (7.9)     (368.6)
Common stock put options                            --          --          --         --        (3.5)
Expired common stock put options                    --          --          --         --        14.8
Sale of treasury stock to employee stock plans      --          --          --        1.2        25.3
Restricted stock awards, net of forfeitures         --         0.2         0.2        0.2         3.0
Dealer/Franchisee Rewards Program                   --          --          --        0.1         1.6
Exercise of stock options and grant of stock
 awards                                             --          --          --        1.3        30.1
Series B convertible stock dividends,
  net of taxes of $1.9                              --          --          --         --          --
Deferred compensation earned                        --          --          --         --          --
Cancellation of preferred stock, net of
 repurchases                                      (4.0)         --          --         --          --
Common stock cash dividends declared                --          --          --         --          --
                                               ------------------------------------------------------
Balance at December 31, 2000                   $  68.8       236.0    $ 236.0       (50.2)  $(1,189.6)
                                               ======================================================

The accompanying notes are an integral part of these consolidated financial statements.

RadioShack Corporation and Subsidiaries

                                                                   Unearned    Accumulated
                                           Additional              Deferred      Other
                                            Paid-In     Retained    Compen-   Comprehensive           Comprehensive
(In millions)                               Capital     Earnings    sation       Loss         Total      Income
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                $  19.2     $1,676.3   $  (37.4)    $   (1.7)    $1,058.6
Comprehensive income:
  Net income                                     --         61.3         --           --         61.3   $  61.3
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                                                (0.7)
   Reclassification for losses included
    in net income                                                                                           1.4
                                                                                                        -------
   Net unrealized gain on foreign
    currency translation                                                                                    0.7
                                                                                                        -------
 Other comprehensive income                      --           --         --          0.7          0.7       0.7
                                                                                                        -------
Comprehensive income                                                                                    $  62.0
                                                                                                        =======
Purchase of treasury stock                       --           --         --           --       (339.3)
Sale of treasury stock to employee stock
 plans                                         16.0           --         --           --         35.3
Restricted stock awards                        68.8           --       (4.2)          --         36.4
Exercise of stock options and grant of
 stock awards                                   5.7           --         --           --         35.6
Series B convertible stock dividends,
 net of taxes of $2.1                            --         (3.7)        --           --         (3.7)
Deferred compensation earned                     --           --       10.1           --         10.1
Repurchase of preferred stock                    --           --         --           --         (6.3)
Common stock cash dividends declared             --        (40.5)        --           --        (40.5)
                                            ------------------------------------------------------------
Balance at December 31, 1998                  109.7      1,693.4      (31.5)        (1.0)       848.2
Comprehensive income:
 Net income                                      --        297.9         --           --        297.9   $ 297.9
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments       --           --         --          0.2          0.2       0.2
                                                                                                        -------
Comprehensive income                                                                                    $ 298.1
                                                                                                        =======
Purchase of treasury stock                       --           --         --           --       (435.9)
Common stock put options                        2.8           --         --           --        (13.3)
Sale of treasury stock to employee stock
 plans                                         30.3           --         --           --         39.6
Restricted stock awards                       (10.6)          --       (0.5)          --         (9.6)
Purchase of AmeriLink Corporation              43.7           --         --           --         69.2
Dealer/Franchisee Rewards Program               0.9           --         --           --          1.7
Exercise of stock options and grant of
 stock awards                                  28.6           --         --           --         80.2
Series B convertible stock dividends,
 net of taxes of $1.9                            --         (3.6)        --           --         (3.6)
Deferred compensation earned                     --           --       11.5           --         11.5
Cancellation of preferred stock, net of
 repurchases                                     --        (18.0)        --           --        (16.4)
Common stock cash dividends declared             --        (38.6)        --           --        (38.6)
Two-for-one common stock split               (123.0)      (577.8)        --           --         (0.4)
                                            ------------------------------------------------------------
Balance at December 31, 1999                   82.4      1,353.3      (20.5)        (0.8)       830.7
Comprehensive income:
 Net income                                      --        368.0         --           --        368.0   $ 368.0
 Other comprehensive loss, net of tax:
  Foreign currency translation adjustments       --           --         --         (0.2)        (0.2)     (0.2)
                                                                                                        -------
Comprehensive income                                                                                    $ 367.8
                                                                                                        =======
Purchase of treasury stock                       --           --         --           --       (368.6)
Common stock put options                         --           --         --           --         (3.5)
Expired common stock put options                1.6           --         --           --         16.4
Sale of treasury stock to employee stock
 plans                                         20.3           --         --           --         45.6
Restricted stock awards, net of
 forfeitures                                    7.0           --        0.2           --         10.4
Dealer/Franchisee Rewards Program               1.3           --         --           --          2.9
Exercise of stock options and grant of
 stock awards                                   3.5           --         --           --         33.6
Series B convertible stock dividends,
 net of taxes of $1.9                            --         (3.4)        --           --         (3.4)
Deferred compensation earned                     --           --        8.8           --          8.8
Cancellation of preferred stock, net of
 repurchases                                     --        (14.4)        --           --        (18.4)
Common stock cash dividends declared             --        (42.0)        --           --        (42.0)
                                            ------------------------------------------------------------
Balance at December 31, 2000                $ 116.1     $1,661.5   $  (11.5)    $   (1.0)    $  880.3
                                            ============================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
RadioShack Corporation ("RadioShack" or the "Company"), through its approximately 7,200 company-owned and dealer/franchise retail outlets, is the nation's largest consumer electronics chain. RadioShack's sales and operating revenues primarily relate to private label and third party branded consumer electronics, brand name personal computers, wireless communication products and services, telephony and direct-to-home ("DTH") satellite systems sold through its retail locations. Additionally, RadioShack operates certain related retail support groups and consumer electronics manufacturing businesses.

On May 18, 2000, the Company's stockholders approved changing the name of the Company from Tandy Corporation to RadioShack Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of RadioShack and its majority owned subsidiaries. On August 31, 1998, the Company completed the sale of 100% of the outstanding common stock of its Computer City, Inc. ("Computer City") subsidiary to CompUSA Inc. ("CompUSA"). Computer City was included in the Consolidated Financial Statements through August 31, 1998, the date of its sale. Investments in 20% to 50% owned companies are accounted for on the equity method. Significant intercompany transactions are eliminated in consolidation.

Pervasiveness of Estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the respective local currency. Translation gains or losses related to net assets located outside the United States are shown as a component of accumulated other comprehensive income (loss) and are classified in the stockholders' equity section of the accompanying Consolidated Balance Sheets.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The weighted average interest rates were 6.3% and 5.3% at December 31, 2000 and 1999, respectively, for cash equivalents totaling $39.1 million and $31.2 million, respectively.

Equity Securities: Equity securities are marked to market based upon market value fluctuations. The resulting adjustments, net of deferred taxes, are reported as a component of stockholders' equity until realized. Declines in fair market value that are considered to be other than temporary are recognized in earnings and establish a new cost basis for the security. Realized gains and losses are included in earnings and are determined on the specific identification method.

Accounts Receivable and Allowance For Doubtful Accounts: An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising RadioShack's customer base and their location in many different geographic areas of the country. However, RadioShack does have some concentration of credit risk in the wireless telephone and DTH satellite services industries due to increased sales and outstanding balances as of December 31, 2000 from these service providers.

Inventories: Inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Other Assets: In April 2000, RadioShack made a $30.0 million investment in the preferred stock of Digital:Convergence Corporation. This investment is included in other assets in the accompanying Consolidated Balance Sheet at December 31, 2000 and is recorded at cost, as the Company's ownership is less than 20% and the fair value is not readily determinable.

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

Capitalized Software Costs: The Company capitalizes qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2000, 1999 and 1998 totaled $39.6 million, $25.6 million, and $27.6 million, net of accumulated amortization of $16.0 million, $8.1 million and $4.0 million, respectively.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected life of the underlying assets. Goodwill was $50.6 million and $52.9 million, net of accumulated amortization of $3.7 million and $1.4 million, at December 31, 2000 and 1999, respectively. Goodwill and amortization expense for 2000 related primarily to the Company's acquisition of AmeriLink Corporation ("AmeriLink") in July 1999. The transaction was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. This resulted in approximately $50.7 million of goodwill, which is being amortized over 20 years.

Impairment of Long-Lived Assets: Long-lived assets (primarily property, plant and equipment and goodwill) held and used by RadioShack or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities or their varying interest rate.

Revenue Recognition: The Company's revenue is derived primarily through the sale of private label and third party branded products. Services and other operating revenues are less than 10% of total revenue. Revenue is recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Residual income is recorded as earned under the terms of each contractual arrangement with the service provider, which is typically as the service provider bills its customer. Additionally, RadioShack's retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 60 months. RadioShack offers these contracts on behalf of an unrelated third party, who is named as obligor on these contracts. RadioShack is not named as an obligor on these contracts. In these circumstances, RadioShack's share of commission revenue is recognized as income at the time of sale.

The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in the fourth quarter of 2000. The Company also adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the fourth quarter of 2000. The effect of the adoption of these standards was not material to the Company's net sales and operating revenues and results of operations.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, RadioShack recognizes future tax benefits to the extent that realization of such benefits are more likely than not.

Minority Interest: Minority interest in consolidated subsidiary represents the minority shareholder's investment in RadioShack.com LLC ("RS.com"). RadioShack owns 100% of the common units of RS.com, while Microsoft Corporation ("Microsoft") owns 100% of the preferred units. RadioShack is entitled to receive 75% of the profits and losses of RS.com, while Microsoft will receive 25%; however, the preferred units have certain liquidation rights, which could impact the allocation of profits and losses between the unit holders. The preferred units are convertible into common units at any time and must be converted in the event of certain capital transactions. In certain circumstances, Microsoft has the option to require RadioShack to purchase its units and RadioShack has the right to purchase Microsoft's units. Also, in the event of liquidation, the preferred units have preferential rights to recover their initial investment.

Common Stock Put Options: A common stock put option is a equity instrument whereby RadioShack receives an upfront cash premium for granting another party the option to sell a defined number of RadioShack shares to the Company at a fixed price on a specified future date. The proceeds received upon the sale of these instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instruments are not recognized. At December 31, 1999, the full redemption value of the put options was classified as common stock put options on the accompanying Consolidated Balance Sheet. At December 31, 2000, there were no common stock put options outstanding.

Earnings Per Share: Basic earnings per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted earnings per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations.

                                                                   Year Ended December 31,
                                      2000                                 1999                                 1998
                      -----------------------------------  -----------------------------------  ------------------------------------
(In millions, except    Income       Shares     Per Share    Income       Shares     Per Share    Income       Shares     Per Share
 per share amounts)   (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
------------------    ----------- ------------- ---------  ----------- ------------- ---------  ----------- ------------- ----------
Net income             $ 368.0                              $ 297.9                              $  61.3
Less: Preferred
 stock dividends          (5.3)                                (5.5)                                (5.8)
                       -------                              -------                              -------

Basic EPS
Net income available to
 common shareholders     362.7         187.3     $  1.94      292.4         194.2     $  1.51       55.5         201.2     $  0.28
                                                 =======                              =======                              =======

Effect of dilutive
 securities:
Plus dividends on
 Series B preferred
 stock                     5.3                                  5.5                                  5.8
Additional contribution
 required for TESOP if
 preferred stock had
 been converted           (3.4)          6.2                   (4.1)          6.5                   (4.1)          6.8
Stock options                            4.2                                  4.3                                  3.4
                       -------       -------                -------       -------                -------       -------

Diluted EPS
Net income available to
 common shareholders
 plus assumed
 conversions           $ 364.6         197.7     $  1.84    $ 293.8         205.0     $  1.43    $  57.2         211.4     $  0.27
                       =======       =======     =======    =======       =======     =======    =======       =======     =======

Options to purchase 0.9 million, 3.3 million and 3.4 million shares of common stock in 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year.

Stock-Based  Compensation:  RadioShack has adopted SFAS No. 123, "Accounting for
Stock-Based Compensation" ("FAS 123"), on a disclosure basis only. RadioShack measures compensation costs under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.

Advertising Costs: All RadioShack advertising costs are expensed the first time the advertising takes place. Advertising expense was $227.1 million, $199.9 million and $208.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Comprehensive Income (Loss): Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except those changes resulting from investments by owners and distributions to owners. Comprehensive income (loss) is comprised solely of foreign currency translation adjustments.

The following  table  summarizes the tax effects of other  comprehensive  income
(loss).

Tax Effects of Other Comprehensive Income (Loss)

                                                                   Year Ended December 31,
                                               2000                         1999                        1998
                                     --------------------------   --------------------------  --------------------------
                                     Pre-Tax   Tax    After Tax   Pre-Tax   Tax    After Tax  Pre-Tax   Tax    After Tax
(In millions)                        Amount   Benefit   Amount    Amount   Expense   Amount    Amount  Expense   Amount
------------                         -------  -------   -------   -------  -------   -------  -------  -------   -------
Foreign currency translation
 adjustments                          $(0.4)   $(0.2)    $(0.2)    $ 0.3    $ 0.1    $ 0.2     $(1.2)   $(0.5)   $(0.7)
Less: Reclassification adjustment
 for losses included in net income       --       --        --        --       --       --       2.3      0.9      1.4
                                     --------------------------   --------------------------  --------------------------
Other comprehensive income (loss)     $(0.4)   $(0.2)    $(0.2)    $ 0.3    $ 0.1    $ 0.2     $ 1.1    $ 0.4    $ 0.7
                                     ==========================   ==========================  ==========================

Reclassifications: Certain amounts in the December 31, 1999 and 1998 financial statements have been reclassified to conform with the December 31, 2000 presentation. These reclassifications have no effect on net income or stockholders' equity as previously reported.

Recently Issued Accounting Pronouncements: The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), in June 1998, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. RadioShack uses derivatives only in limited circumstances. The Company adopted SFAS 133 effective January 1, 2001 and the impact was not material.

NOTE 3 - STOCK SPLIT
On May 25, 1999, RadioShack's Board of Directors declared a two-for-one split of RadioShack common stock, payable on June 21, 1999. This resulted in the issuance of 96.6 million shares of common stock along with a corresponding decrease of $96.6 million in additional paid-in capital. Treasury shares were not split. However, an adjustment was made to the Company's stockholders' equity section of the balance sheet to split the cost of treasury stock (in effect a cancellation of treasury shares by reducing paid-in capital and retained earnings). All references to the number of shares (other than common stock issued or outstanding on the 1998 Consolidated Statement of Stockholders' Equity), per share amounts, cash dividends, and any other reference to shares in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements ("Notes"), unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options, restricted stock awards and all other agreements payable in RadioShack's common stock have also been adjusted or amended to reflect the split.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE
As of December 31, 2000 and 1999, RadioShack had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

Accounts and Notes Receivable

                                                  December 31,
                                        ----------------------------
(In millions)                               2000           1999
------------                            -------------  -------------
Receivables from vendors and service
 providers(1)                             $  294.1       $  163.1
Trade accounts receivable                    110.8           85.0
Receivables from InterTAN, Inc. (see
 Note 20)                                      5.0            2.9
Current portion of CompUSA's notes
 receivable                                    9.7             --
Current portion of Fry's notes
 receivable                                    8.0            1.0
Other receivables                             43.4           36.9
Less allowance for doubtful accounts          (6.3)          (2.8)
                                        -------------  -------------
Accounts and notes receivable, net        $  464.7       $  286.1
                                        =============  =============

(1) Includes marketing development funds, residual income, consumer acquisition fees and rebates from RadioShack's third party service providers.

Allowance for Doubtful Accounts
                                                    December 31,
                                              ------------------------
(In millions)                                  2000     1999     1998
------------                                  ------   ------   ------
Balance at the beginning of the year          $  2.8   $  8.5   $  1.0
Provision for credit losses and bad debt
 included in SG&A expense                        3.6      0.9      8.4
Uncollected receivables written off,
 net of recoveries                              (0.1)    (6.6)    (0.9)
                                              ------   ------   ------
Balance at the end of the year                $  6.3   $  2.8   $  8.5
                                              ======   ======   ======

Notes Receivable

                                          December 31,
                                     --------------------
(In millions)                          2000        1999
------------                         --------    --------
CompUSA                              $  136.0    $  136.0
Fry's                                     9.1        26.3
Other notes                               6.2         7.0
                                     --------    --------
Total notes receivable                  151.3       169.3
Less amounts classified as current      (18.4)       (1.7)
                                     --------    --------
Total included in other assets       $  132.9    $  167.6
                                     ========    ========

The CompUSA note receivable originated on August 31, 1998, the date Computer City was sold to CompUSA. The note bears interest at 9.48% per annum and is payable over a ten year period. Interest is payable on June 30 and December 31 of each year. Beginning on December 31, 2001, principal payments will be due semiannually until the note matures on June 30, 2008. RadioShack intends to hold the subordinated note until maturity. The fair value of the note receivable at December 31, 2000 was not materially different from its recorded value.

The Fry's notes receivable resulted from the 1997 sale of certain Incredible Universe retail sites, related fixed assets and inventory to Fry's Electronics, Inc. ("Fry's"). Six stores were sold to Fry's for approximately $21.5 million in cash and $97.4 million in notes receivable. At December 31, 2000, the notes receivable balance was $9.1 million with interest rates ranging from 6.57% to 6.70% and maturity dates in 2001 and 2002. RadioShack currently intends to hold the notes until maturity.

Interest income earned, including accretion of discount if applicable, on the amounts outstanding during the three years ended December 31, 2000, 1999 and 1998 was as follows:

                              Year Ended December 31,
                          ------------------------------
(In millions)               2000       1999       1998
------------              --------   --------   --------
CompUSA                   $  12.9    $  12.9    $   4.3
Fry's                         0.9        2.9        3.5
Other                         4.0        4.6        3.0
                          --------   --------   --------
Total interest income     $  17.8    $  20.4    $  10.8
                          ========   ========   ========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT ("PP&E")
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                December 31,
                                                  Range of                  -------------------
(In millions)                              Estimated Useful Life              2000       1999
------------                               ---------------------            --------   --------
Land                                               --                       $  18.1    $  18.2
Buildings                                      10 - 40 years                  194.2      183.6
Furniture, fixtures and equipment(1)            2 -15 years                   558.7      500.3
Leasehold improvements                Primarily, the shorter of the
                                     life of the improvements or the
                                      term of the related lease and
                                         certain renewal periods              351.4      333.5
                                                                            --------   --------
Total PP&E                                                                  1,122.4    1,035.6
Less accumulated depreciation and
amortization of capital leases                                               (665.6)    (588.8)
                                                                            --------   --------
PP&E, net                                                                   $ 456.8    $ 446.8
                                                                            ========   ========

(1) Includes $22.1 million of assets under capital leases at both December 31, 2000 and December 31, 1999, respectively.

NOTE 6 - INDEBTEDNESS AND BORROWING FACILITIES
RadioShack's short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table below. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding, as well as the amount outstanding. RadioShack's short-term debt primarily consists of short-term seasonal bank debt and commercial paper. The commercial paper and the short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that could be outstanding during 2000 was limited to a maximum of $600.0 million.

In the second quarter of 2000, RadioShack increased its $200.0 million 364-day revolving credit facility to $300.0 million and also extended the maturity date to June 2001. The terms of the 364-day revolving credit facility remain similar to the previous facility. RadioShack also has a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities are used as backup for the commercial paper program and may also be utilized for general corporate purposes. Annual commitment fees for the facilities are 0.07% of the $300.0 million 364-day facility and 0.085% of the $300.0 million multiyear facility, whether used or unused.

RadioShack has a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") which became effective in August 1997. In August 1997, RadioShack issued $150.0 million of 10 year unsecured notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. The notes are due September 1, 2007. In December 1997 and January 1998, RadioShack issued $4.0 million and $45.0 million, respectively, in medium-term notes under the remaining $150.0 million Shelf Registration. An additional $32.0 million, $37.0 million and $32.0 million of medium-term notes were issued in January 1999, August 1999 and September 1999, respectively, completing the remaining 1997 Shelf Registration. RadioShack's medium and long-term notes outstanding at December 31, 2000 under the 1997 Shelf Registration totaled $300.0 million. The interest rates at December 31, 2000 for the outstanding $150.0 million in medium-term notes ranged from 6.09% to 7.35% with a weighted average coupon rate of 6.6%. These medium-term notes have maturities ranging from 2001 to 2008.

RadioShack established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which is guaranteed by the Company, is detailed in the discussion of the Tandy Fund in Note 16.

Borrowings payable within one year are summarized in the accompanying short-term debt table below. Short-term debt at December 31, 2000 and 1999 consisted primarily of domestic seasonal borrowings.

Short-Term Debt
                                                               December 31,
                                                          --------------------
(In millions)                                               2000        1999
------------                                              --------    --------
Commercial paper, net of unamortized discount             $  346.6    $  146.8
Short-term bank debt                                         114.7        27.5
Current portion of long-term debt                              4.0          --
Current portion of capitalized lease obligations               5.5         5.1
Current portion of guarantee on TESOP indebtedness             7.8         9.5
                                                          --------    --------
Total short-term debt                                     $  478.6    $  188.9
                                                          ========    ========

Long-Term Debt
                                                               December 31,
                                                           --------------------
(In millions)                                                2000        1999
------------                                               --------    --------
Notes payable issued under the Shelf Registration,
 net of unamortized issuance costs of $4.9 million and
 $5.5 million, respectively                                $  145.1    $  144.5
Medium-term notes payable issued under the Shelf
 Registration, net of unamortized issuance costs of
 $0.4 million and $0.5 million, respectively                  149.6       149.5
Notes payable with interest rates at December 31, 2000
 ranging from 5.70% to 5.84%                                    6.1         6.1
Capital lease obligations (see Note 10)                         7.8        12.8
Guarantee of TESOP indebtedness (see Note 16)                  11.6        21.1
                                                           --------    --------
                                                              320.2       334.0
                                                           --------    --------

Less current portion of:
 Notes payable                                                  4.0          --
 Capital lease obligations                                      5.5         5.1
 Guarantee of TESOP indebtedness                                7.8         9.5
                                                           --------    --------
                                                               17.3        14.6
                                                           --------    --------
Total long-term debt                                       $  302.9    $  319.4
                                                           ========    ========


Long-term borrowings and capital lease obligations outstanding at December 31, 2000 mature as follows:

(In millions)
-----------------------------------------------------------------
2001..................................................   $   17.2
2002..................................................       87.5
2003..................................................       20.0
2004..................................................       39.3
2005..................................................         --
2006 and thereafter...................................      156.2
                                                         --------
Total.................................................   $  320.2
                                                         ========

The fair value of RadioShack's long-term debt of $312.4 million (including current portion, but excluding capital leases) was approximately $298.7 million at December 31, 2000. The fair value was computed using interest rates which were in effect at December 31, 2000 for similar debt instruments.

Short-Term Borrowing Facilities
                                                      Year Ended December 31,
                                                  ------------------------------
(In millions)                                       2000       1999       1998
------------                                      --------   --------   --------
Domestic seasonal bank credit lines and
 bank money market lines:
 Lines available at year end                      $ 770.0    $ 955.0    $ 895.0
 Loans outstanding at year end                    $ 114.7    $  20.0    $  33.9
 Weighted average interest rate at year end           7.3%       6.5%       5.9%
 Weighted average loans outstanding               $  64.2    $  57.1    $  49.8
 Weighted average interest rate during year           7.0%       5.5%       5.7%

Short-term foreign credit lines:
 Lines available at year end                      $  76.5    $ 156.4    $ 156.4
 Loans outstanding at year end                         --        7.5        2.6
 Weighted average interest rate at year end           7.1%       7.1%       6.3%
 Weighted average loans outstanding               $   6.7    $   8.0    $   5.3
 Weighted average interest rate during year           6.8%       6.0%       6.1%

Letters of credit and banker's acceptance lines
 of credit:
 Lines available at year end                      $ 158.0    $ 232.3    $ 212.3
 Acceptances outstanding at year end                  --          --         --
 Letters of credit open against outstanding
  purchase orders at year end                     $  44.6    $  86.6    $  52.1

Commercial paper credit facilities:
 Commercial paper outstanding at year end         $ 346.6    $ 146.8    $ 179.0
 Weighted average interest rate at year end           7.5%       6.5%       6.0%
 Weighted average commercial paper outstanding    $ 346.9    $ 179.9    $ 120.6
 Weighted average interest rate during year           6.8%       5.5%       5.7%


NOTE 7 - ACCRUED EXPENSES
                                                       December 31,
                                                  -------------------
(In millions)                                       2000       1999
------------                                      --------   --------
Payroll and bonuses                               $   98.1   $   96.1
Sales and payroll taxes                               37.3       38.5
Insurance                                             69.0       64.5
Other                                                125.7      151.7
                                                  --------   --------
Total accrued expenses                            $  330.1   $  350.8
                                                  ========   ========

NOTE 8 - INCOME TAXES

Deferred tax assets and liabilities as of December 31, 2000 and 1999 were comprised of the following:

                                                     December 31,
                                                  -------------------
(In millions)                                       2000       1999
------------                                      --------   --------
Deferred tax assets
Bad debt reserve                                  $    2.4   $    1.1
Restructuring reserves                                 4.2        5.5
Restricted stock                                        --        5.1
Insurance reserves                                    22.4       21.4
Depreciation and amortization                         19.1       16.9
Other                                                 51.7       49.8
                                                  --------   --------
  Total deferred tax assets                           99.8       99.8
                                                  --------   --------
Deferred tax liabilities
Inventory adjustments, net                            10.1        5.4
Deferred taxes on foreign operations                   9.1        8.2
Other                                                  3.1        3.0
                                                  --------   --------
  Total deferred tax liabilities                      22.3       16.6
                                                  --------   --------
Net deferred tax assets                           $   77.5   $   83.2
                                                  ========   ========

The net deferred tax asset is classified as
follows:
  Other current assets                            $   15.6   $   34.6
  Noncurrent assets                                   61.9       48.6
                                                  --------   --------
Net deferred tax assets                           $   77.5   $   83.2
                                                  ========   ========

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to RadioShack's effective income tax rate are given in the accompanying tables.

Income Tax Expense
                                 Year Ended December 31,
                              ------------------------------
(In millions)                   2000       1999       1998
------------                  --------   --------   --------
Current
  Federal                     $  187.3   $  139.3   $   87.5
  State                           28.1       17.1       14.5
  Foreign                          4.5        3.6        2.4
                              --------   --------   --------
                                 219.9      160.0      104.4
                              --------   --------   --------

Deferred
  Federal                          5.4       18.5      (55.0)
  State                            0.3        4.1      (11.0)
  Foreign                           --         --         --
                              --------   --------   --------
                                   5.7       22.6      (66.0)
                              --------   --------   --------
Provision for income taxes    $  225.6   $  182.6   $   38.4
                              ========   ========   ========


Statutory vs. Effective Tax Rate
                                                   Year Ended December 31,
                                                ------------------------------
(In millions)                                     2000       1999       1998
------------                                    --------   --------   --------
Components of income from
 Continuing operations:
  United States                                 $  568.4   $  458.8   $   85.4
  Foreign                                           25.2       21.7       14.3
                                                --------   --------   --------
Income before income taxes                         593.6      480.5       99.7
Statutory tax rate                               x 35.0%    x 35.0%    x 35.0%
                                                --------   --------   --------
Federal income tax expense at statutory rate       207.8      168.2       34.9
State income taxes, net of federal benefit          18.5       13.8        2.2
Other, net                                          (0.7)       0.6        1.3
                                                --------   --------   --------
Total income tax expense                        $  225.6   $  182.6   $   38.4
                                                ========   ========   ========
Effective tax rate                                 38.0%      38.0%      38.5%
                                                ========   ========   ========

Management anticipates generating enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2000 or 1999.

NOTE 9 - TREASURY STOCK REPURCHASE PROGRAM
On December 14, 2000, RadioShack announced that its Board of Directors had authorized management to purchase up to 10.0 million additional shares of its common stock with a new share repurchase program, upon completion of its existing 60.0 million share program in December 2000. The new program has no expiration date. During 2000, 3.4 million shares were repurchased for $167.4 million under both programs, including 0.1 million shares for $6.6 million under the new 10.0 million share program.

Additionally,  on  October  26,  1998,  RadioShack  announced  that its Board of
Directors had authorized the repurchase of up to 10.0 million shares of RadioShack's common stock for an indefinite period of time to be used to offset the dilution of grants under RadioShack's incentive stock plans (see Note 13). Approximately 3.0 million shares were repurchased in 2000 for $144.4 million, bringing the total share repurchases at December 31, 2000 under this program to
10.0 million shares totaling $398.9 million. No more shares may be repurchased under this program.

The purchases under the share repurchase programs described above are in addition to the shares required for employee stock purchase plans, which are purchased throughout the year.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
RadioShack has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of negligence, product defects, discrimination, infringement of intellectual property rights, tax deficiencies, violations of permits or licenses and breach of contract, various labor related claims and other matters against RadioShack and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable at December 31, 2000. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is the opinion of management that their ultimate resolution will not have a materially adverse effect on RadioShack's financial position or cash flows.

RadioShack leases rather than owns most of its facilities. The RadioShack stores comprise the largest portion of the Company's leased facilities. The RadioShack stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. RadioShack also leases distribution centers and office space. In addition, RadioShack has capital leases related to its computer and operating systems.

Future minimum rent commitments at December 31, 2000 for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)                        Operating Leases        Capital Leases
------------                         ----------------        --------------
2001................................     $ 155.7                $  5.7
2002................................       140.7                   2.4
2003................................        99.3                    --
2004................................        72.3                    --
2005................................        46.6                    --
2006 and thereafter.................        64.9                    --
                                                                --------
Total minimum lease payments...............................        8.1
Less:  Amount representing interest........................       (0.3)
                                                                --------
Present value of net minimum lease payments................     $  7.8
                                                                ========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed pursuant to the 1996 restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 12).

Rent Expense
                                       Year Ended December 31,
                                   ------------------------------
(In millions)                        2000       1999       1998
------------                       --------   --------   --------
Minimum rents                      $  210.3   $  201.7   $  216.5
Contingent rents                        4.9        3.8        3.0
Sublease rent income                     --         --       (2.1)
                                   --------   --------   --------
Total rent expense                 $  215.2   $  205.5   $  217.4
                                   ========   ========   ========

NOTE 11 - SALE OF COMPUTER CITY, INC.
On August 31, 1998, RadioShack completed the sale of 100% of the outstanding common stock of its Computer City subsidiary to CompUSA, in exchange for a subordinated note for $136.0 million and cash of $36.5 million. RadioShack recognized a loss of $108.2 million in 1998 from the sale of Computer City, which included certain liabilities and contractual obligations incurred by RadioShack. From January 1, 1998 through August 31, 1998, Computer City recorded $1,196.7 million of net sales and operating revenues and $95.6 million in operating losses, which are included in the accompanying 1998 Consolidated Statement of Income.

NOTE 12 - 1996 BUSINESS RESTRUCTURING
In 1996 and 1997, the Company initiated certain restructuring programs in which a number of McDuff, Computer City and Incredible Universe retail stores were closed. The Company still has certain real estate obligations related to some of these stores. At December 31, 2000, 1999 and 1998, respectively, this accrual totaled $11.0 million, $14.5 million and $20.2 million. During 2000 and 1998, additional provisions of $0.8 million and $6.5 million were recorded, while costs of $4.3 million, $5.7 million and $14.9 million were charged to this liability in 2000, 1999 and 1998, respectively.

NOTE 13 - STOCK OPTIONS AND PERFORMANCE AWARDS
RadioShack has implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans ("ISPs") described below, the exercise price of options must be equal to or greater than the fair market value on the date of grant. The 1993, 1997 and 1999 ISPs each terminate on the tenth anniversary of the day which precedes its adoption date by the Board; no option or award may be granted under the ISPs after the termination date. The Organization and Compensation Committee (the "Committee") specifies the terms for grants of options under these ISPs; terms of these options may not exceed 10 years. Grants of options generally vest over three years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable.

The 1993, 1997 and 1999 ISPs specify that each non-employee director of RadioShack will receive a grant of nonstatutory stock options (options which are not incentive stock options) ("NSOs") for 16,000 shares of RadioShack common stock on the first business day of September of each year ("Director Options"). However, Director Option grants are not made under more than one ISP in the same year. New directors upon election or appointment will receive a one-time grant of 20,000 shares at the time they attend their first Board meeting. Director Options under the 1993 and 1997 ISPs have an exercise price of 100% of the fair market value of RadioShack common stock on the trading day prior to the date of grant. Director Options under the 1999 ISP have an exercise price of 100% of the fair market value of a share of RadioShack common stock on the date of grant. If a grant is made under the 1999 ISP on a non-trading date, the closest previous trading date is used. Under the three ISPs, one-third of the Director Options shares vest annually on each of the first three anniversary dates of the date of grant and shares expire 10 years after the date of grant.

A brief description of each Company stock plan follows:

    1985 Stock Option Plan ("1985 SOP") -  Under  the  1985  SOP,  as   amended,
    options to acquire up to 8.0 million shares of RadioShack's common stock were authorized to be granted to officers and key management employees of RadioShack. The 1985 SOP terminated in 1995 and no further grants may be made under this plan.

    1993 Incentive Stock Plan ("1993 ISP") - The 1993 ISP permits the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), NSOs, restricted stock, performance units or performance shares. There were 687,382 shares available on December 31, 2000 for grants under the 1993 ISP.

    1994 Stock Incentive Plan ("1994 SIP") - On July 30, 1999, RadioShack acquired AmeriLink Corporation, which provides services to the Company as RadioShack Installation Services ("RSIS"). As part of the purchase of AmeriLink, the Company agreed to assume the existing AmeriLink Corporation 1994 Stock Incentive Plan and certain related agreements and to convert AmeriLink's stock options to RadioShack stock options, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by the Company in 1999. All shares in the 1994 SIP were fully vested on the date of transition and no further grants may be made under this plan. There were certain restricted stock agreements that were also assumed by RadioShack at the time of acquisition.

    1997 Incentive Stock Plan ("1997 ISP") - The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NSOs, restricted stock, performance units or performance shares. The 1997 ISP provides that the maximum number of shares of RadioShack common stock that an eligible employee may receive in any calendar year in respect to options and performance awards may not exceed 1.0 million shares. The maximum dollar amount of cash or the fair market value of shares of RadioShack stock that an eligible employee may receive in any calendar year in respect of performance units may not exceed $1.5 million. There were 2,565,529 shares available on December 31, 2000 for grants under the 1997 ISP.

    1999 Incentive Stock Plan ("1999 ISP") - In February 1999, the Board of Directors authorized the adoption of the 1999 ISP. The 1999 ISP permits the grant of up to 9.5 million shares in the form of NSOs to broad based employee groups, primarily RadioShack's 5,000 plus store managers and to other eligible employees and non-employee directors. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. In addition, repricing of outstanding options is not permitted under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of RadioShack common stock that an eligible employee may receive in any calendar year in respect to options may not exceed 1.0 million shares. There were 4,148,557 shares available on December 31, 2000 for grants under the 1999 ISP.


Stock Option Activity: See tables below for a summary of stock option transactions under the Company's stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)              2000                 1999                    1998
---------------------------       -------------------    -------------------    -------------------
                                             Weighted               Weighted               Weighted
                                              Average                Average                Average
                                             Exercise               Exercise               Exercise
                                   Shares     Price       Shares     Price       Shares     Price
                                  --------   --------    --------   --------    --------   --------
Outstanding at beginning of year   12,747    $  29.29     10,154    $  17.07      8,892    $  11.68
Grants                              5,003       41.58      6,240       40.41      3,882       24.97
Exercised                          (1,568)      15.55     (3,316)      12.61     (2,480)      10.00
Forfeited                          (1,003)      35.90       (331)      31.14       (140)      19.01
                                  --------               --------               --------
Outstanding at end of year         15,179    $  34.33     12,747    $  29.29     10,154    $  17.07
                                  ========               ========               ========

Exercisable at end of year          5,396    $  25.61      3,449    $  16.05      4,648    $  11.88
                                  ========               ========               ========
Weighted average fair value of
 options granted during the year  $ 17.79                $ 13.94                $  6.74
                                  ========               ========               ========

Fixed Price Stock Options

(Share amounts
  in thousands)                 Options Outstanding                          Options Exercisable
--------------     ------------------------------------------------      ----------------------------
                                      Weighted
                      Shares          Average           Weighted           Shares         Weighted
    Range of        Outstanding      Remaining           Average         Exercisable       Average
Exercise Prices     at 12/31/00   Contractual Life   Exercise Price      at 12/31/00   Exercise Price
---------------     -----------   ----------------   --------------      -----------   --------------
$ 7.05 - 24.78         2,710        5.66 years          $ 14.29             2,383         $ 13.90
 25.00 - 27.50         2,553        7.23                  25.17             1,534           25.14
 28.02 - 39.03         4,180        8.34                  32.75               372           28.84
 42.41 - 47.39         2,520        8.97                  46.07                76           46.68
 48.69 - 69.34         3,216        8.17                  51.32             1,031           50.66
                    -----------                                          -----------
$ 7.05 - 69.34        15,179        7.74 years          $ 34.33             5,396         $ 25.61
                    ===========                                          ===========

Restricted Stock: The Company may also use restricted stock grants to compensate certain employees of the Company. As of December 31, 2000, 101,710 shares of restricted stock were outstanding, but not fully vested. Compensation expense related to restricted shares is recognized over the related service period. This expense totaled $1.2 million, $12.6 million and $83.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Store Manager Restricted Stock Grants - On February 1, 1997, in an effort to reduce the turnover rate among its store managers and to align the store managers' interests and goals with those of the shareholders, RadioShack granted approximately 4,082,400 restricted stock awards consisting of 800 shares each to 4,907 RadioShack store managers and 1,600 shares each to 98 Computer City store managers. The February 1997 restricted stock awards had a weighted average fair market value of $11.30 per share when granted. This restricted stock was to vest at the end of five years on February 2, 2002, if managers receiving the grants were employed by RadioShack at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if RadioShack's common stock closed at $16.90625 or more for any 20 consecutive trading days beginning February 1, 1999. At December 31, 1998, it was probable that the 2,579,200 shares that remained outstanding under this grant would vest under the early vesting provisions and, as a result, a charge to compensation expense of $82.6 million, including related payroll taxes, was recorded in the December 31, 1998 financial statements.

    On February 1, 1998, RadioShack granted approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 RadioShack store managers not included in the February 1, 1997 grant described above. The February 1998 restricted stock awards had a weighted average fair market value of $19.61 per share when granted. This restricted stock grant was to vest at the end of five years on February 2, 2003, if managers receiving the grants were employed by RadioShack at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest early if the RadioShack common stock closed at $29.0625 or more for any 20 consecutive trading days beginning February 1, 2000. At December 31, 1999, it was probable that the 348,000 restricted stock awards that remained outstanding under this grant would vest under early vesting provisions. The resulting charge to compensation expense of $14.7 million, including related payroll taxes, was recorded in the December 31, 1999 financial statements.

    Other Grants - In 1997, the Committee granted a total of 56,000 shares of restricted stock awards to three executive officers. These awards vested ratably over 3 years and were fully vested in 2000. In 1998, the Committee granted a total of 172,000 shares of restricted stock awards to three executive officers. Of these awards, 100,000 shares vest ratably over 3 years and will fully vest in 2001. The remaining 72,000 shares awarded to one officer were to vest on October 23, 2005; however, shares in blocks of 24,000 would vest earlier if RadioShack's common stock price exceeded certain levels for 15 consecutive trading days. All 72,000 of these shares vested in 1999. In 1999, the Committee granted 10,000 shares of restricted stock awards to two executive officers. These awards vest ratably over 3 years; 4,000 of these awards were cancelled in 2000. In 2000, the Committee granted a total of 66,712 shares of restricted stock awards to 38 executive officers and these awards vest ratably over 3 years, subject to the achievement of certain performance targets each year.

Pro Forma Information: Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if RadioShack had accounted for its employee stock options and restricted stock awards under the fair value method of that statement. The fair value of each option or restricted stock award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for stock option grants in 2000, 1999 and 1998 were, respectively: expected dividend yields of 1.6%, 1.7% and 1.6%; expected volatilities of 37.1%, 30.9% and 24.3%; risk free interest rates of 6.5%, 5.5% and 4.5% and expected lives of six years. The weighted average assumptions used for restricted stock grants in 1998 and 1997 were: expected dividend yields of 1.6% and 1.7%; expected volatilities of 24.8% and 25.9%; risk free interest rates of 5.4% and 6.3% and expected lives of five years.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the vesting period. RadioShack's pro forma information follows:

                                                            Year Ended December 31,
(In millions, except          ----------------------------------------------------------------------------
per share amounts)                      2000                      1999                     1998
-------------------           ----------------------     ----------------------     ----------------------
                              As Reported  Pro Forma     As Reported  Pro Forma     As Reported  Pro Forma
                              -----------  ---------     -----------  ---------     -----------  ---------
Net income available to
 common shareholders          $ 362.7      $ 327.6       $  292.4     $  269.0      $   55.5     $   80.4

Net income available per
 common share:
    Basic                     $  1.94      $  1.75       $   1.51     $   1.38      $   0.28     $   0.40
    Diluted                   $  1.84      $  1.67       $   1.43     $   1.32      $   0.27     $   0.39

NOTE 14 - DEFERRED COMPENSATION PLANS
In September 1997, the Executive Committee of the Board of Directors approved the Executive Deferred Compensation Plan and the Executive Deferred Stock Plan ("Compensation Plans"), which became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer any restricted stock or NSO gains that would otherwise vest. Cash deferrals may be made in RadioShack common stock or mutual funds; however, restricted stock and NSO gains may only be made in RadioShack common stock. The Company matches 12% of salary and bonus deferrals in the form of RadioShack common stock. RadioShack will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in RadioShack common stock. Payment of deferrals will be made in cash and RadioShack common stock in accordance with the employee's specifications at the time of the deferral; payments may be received in a lump sum or in annual installments not to exceed 20 years.

Contributions from the Company to the Compensation Plans for the years ended December 31, 2000, 1999 and 1998 totaled $1.3 million, $1.0 million and $0.6 million, respectively.

NOTE 15 - COMPANY STOCK PLAN
Eligible employees may contribute 1% to 7% of annual compensation to purchase RadioShack common stock at the monthly average daily closing price. RadioShack matches 40%, 60% or 80% of the employee's contribution, depending on the length of the employee's continuous participation in the Stock Plan. The Company match is also for the purchase of RadioShack common stock. RadioShack's contributions to the Stock Plan were $16.7 million, $15.6 million and $14.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 16 - TANDY FUND
The Tandy Fund ("Plan") is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in RadioShack common stock. Participants may defer, via payroll deductions, 1% to 8% of annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Company contributions are made directly to the Plan through the Tandy Employees Stock Ownership Plan ("TESOP") portion of the Plan. The TESOP is a leveraged employee stock ownership plan. Participants become fully vested in Company contributions upon the earlier to occur of five years of service with RadioShack or three years of participation in the Plan.

TESOP Portion of the Plan: On July 31, 1990, the trustee of the Plan borrowed $100.0 million at an interest rate of 9.34%, which was paid off on June 30, 2000 ("TESOP Notes"). The Plan trustee used the proceeds from the issuance of the TESOP Notes to purchase 100,000 shares of TESOP Preferred Stock from the Company at a price of $1,000 per share. In December 1994, the Plan entered into an agreement with an unrelated third party to refinance up to $16.7 million of the TESOP Notes in a series of six annual notes, beginning December 30, 1994. As of December 31, 1999, the Plan had borrowed all of the $16.7 million (the
"Refinanced Notes") in a series of six notes at interest rates ranging from 5.84% to 8.76% to refinance the TESOP Notes. As of December 31, 2000, RadioShack had repaid the first refinanced note totaling $5.1 million. The maturity dates of the remaining five notes range from December 2001 to December 2002. Dividend payments and contributions received by the Plan from RadioShack will be used to repay the indebtedness.

Each share of TESOP Preferred Stock is convertible into 87.072 shares of RadioShack common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semiannually. Because the Company has guaranteed the repayment of the TESOP Notes and the Refinanced Notes, the indebtedness of the Plan is recognized as a long-term obligation in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned deferred compensation related to the Plan.

Compensation and interest expenses related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)                  2000       1999       1998
------------                 --------   --------   --------
Compensation expense         $   7.8    $   8.7    $  10.2
Interest expense                 1.4        2.3        3.4

Until both the TESOP Notes and Refinanced Notes have been paid in full, the TESOP Preferred Stock will be allocated to the participants annually, based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock are allocated to Plan participants, compensation expense is recorded and unearned deferred compensation is reduced. Interest expense on the TESOP Notes and Refinanced Notes is also recognized as a cost of the Plan. The compensation component of the Plan expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions by RadioShack to the Plan for the years ended December 31, 2000, 1999 and 1998 totaled $10.9 million, $12.0 million and $14.7 million, respectively, including dividends paid on the TESOP Preferred Stock of $5.3 million, $5.5 million and $5.8 million, respectively.

As of December 31, 2000, 91,259 of the original 100,000 shares of TESOP Preferred Stock had been released to participants' accounts in the Plan, including 31,181 shares of the TESOP Preferred Stock previously withdrawn by participants. The remaining 8,741 shares of TESOP Preferred Stock are available for later release and allocation to participants' accounts over the remaining life of the TESOP Notes and Refinanced Notes. The appraised value of these remaining shares was $32.9 million at December 31, 2000. The TESOP Preferred Stock has certain liquidation preferences and may be redeemed after July 1, 1994, at specified premiums. As of March 31, 2000, 83,686 of the 91,259 released TESOP Preferred Stock shares had been allocated to participants' Plan accounts. The remaining released 7,573 shares are to be allocated to participants' accounts on March 31, 2001, the Plan's annual allocation date.

NOTE 17 - PREFERRED SHARE PURCHASE RIGHTS
In August 1986, the Board of Directors adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of RadioShack common stock. This plan was amended and restated on July 24, 1999. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by the common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of RadioShack Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of RadioShack's outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for RadioShack common stock with a market value (as determined under the rights plan) equal to twice the  exercise  price.  In the event that,  after any Person becomes an Acquiring Person, RadioShack engages in certain mergers, consolidations, or sales of assets representing 50% or more of its assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 18 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, RadioShack's Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to eligible employees of RadioShack who have been terminated, without cause, following a change in control of the Company (as defined). In addition, for a certain period of time following employee termination, RadioShack, at its expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, RadioShack may not terminate or change existing employee benefit plans in any way, which would affect accrued benefits or decrease the rate of the RadioShack's contribution to the plans.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                Year Ended December 31,
                            ------------------------------
(In millions)                 2000       1999       1998
------------                --------   --------   --------

Interest paid               $   54.0   $   35.2   $   46.9
Income taxes paid              169.0       81.8       84.2

RadioShack received a subordinated unsecured note for $136.0 million in 1998 as partial payment on the sale of Computer City to CompUSA.

NOTE 20 - RELATIONS WITH INTERTAN
InterTAN, Inc. ("InterTAN"), the former foreign retail operations of RadioShack, was spun off to RadioShack stockholders as a tax-free dividend in fiscal 1987. Under the terms of a merchandise agreement reached with InterTAN in October 1993, as amended, InterTAN may purchase, on payment terms, certain products sold or secured by the Company. RadioShack International Procurement Limited Partnership ("RSIP"), which is 100% owned by RadioShack and its subsidiaries, is and will continue to be the exclusive purchasing agent for products originating in Asia for InterTAN. RSIP receives commission income for this service. License agreements, as amended, also provide a royalty payable to RadioShack. The table below summarizes the income components generated from operations relative to
InterTAN:

                                       Year Ended December 31,
                                   ------------------------------
(In millions)                        2000       1999       1998
------------                       --------   --------   --------
Sales and commission income        $    5.2   $    5.7   $    7.5
Royalty income                          5.4        7.2        5.5
                                   --------   --------   --------
Total income                       $   10.6   $   12.9   $   13.0
                                   ========   ========   ========

NOTE 21 - QUARTERLY DATA (UNAUDITED)
As RadioShack's operations are predominantly retail oriented, its business is subject to seasonal fluctuations with the December 31 quarter being the most significant in terms of sales and profits because of the Christmas selling season.

RadioShack recorded a provision of $14.7 million related to restricted stock awards for RadioShack store managers (see Note 13) in the fourth quarter of 1999.

Quarterly Data (Unaudited)

                                                     Three Months Ended
                                          -----------------------------------------
(In millions, except per share amounts)   March 31    June 30   Sept. 30    Dec. 31
----------------------------------------  --------   --------   --------   --------
Year ended December 31, 2000:
Net sales and operating revenues          $1,047.3   $1,023.3   $1,140.4   $1,583.7

Gross profit                              $  516.0   $  533.6   $  565.4   $  754.6

Net income                                $   69.7   $   75.4   $   77.1   $  145.8

Preferred dividends                       $    1.4   $    1.3   $    1.3   $    1.3

Net income available to common
  shareholders                            $   68.3   $   74.1   $   75.8   $  144.5

Net income available per common
  share:

    Basic                                 $   0.36   $   0.40   $   0.41   $   0.77

    Diluted                               $   0.35   $   0.38   $   0.39   $   0.74

Shares used in computing earnings per
  common share:

    Basic                                    188.9      187.0      186.7      186.6

    Diluted                                  198.9      197.2      197.8      196.5

Dividends declared per common share       $  0.055   $  0.055   $  0.055   $  0.055


Year ended December 31, 1999:
Net sales and operating revenues          $  890.2   $  886.7   $  960.3   $1,389.0

Gross profit                              $  450.7   $  468.0   $  486.4   $  678.4

Net income                                $   55.9   $   61.6   $   59.8   $  120.6

Preferred dividends                       $    1.4   $    1.4   $    1.4   $    1.3

Net income available to common
  Shareholders                            $   54.5   $   60.2   $   58.4   $  119.3

Net income available per common
  share:

    Basic                                 $   0.28   $   0.31   $   0.30   $   0.61

    Diluted                               $   0.27   $   0.30   $   0.29   $   0.58

Shares used in computing earnings per
  common share:

    Basic                                    194.4      194.0      194.3      194.1

    Diluted                                  203.8      204.7      205.4      205.6

Dividends declared per common share       $  0.050   $  0.050   $  0.050   $  0.055

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS

Exhibit                                                                           Sequential
Number *       Description                                                         Page No.

3a Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (Filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

3a(i) Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form
               10-Q  filed  on August 11, 1999 for the fiscal quarter ended June
               30, 1999 and incorporated herein by reference).

3a(ii)         Certificate of Elimination of Series C Conversion Preferred Stock
               of RadioShack Corporation   dated July 26, 1999 (filed as Exhibit
               3a(ii) to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal  quarter  ended  June 30, 1999  and incorporated herein by reference).

3a(iii)        Amended  Certificate  of Designations,  Preferences and Rights of
               Series A  Junior  Participating  Preferred  Stock  of  RadioShack
               Corporation  dated  July 26, 1999  (filed  as Exhibit  3a(iii) to
               RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

3a(iv)         Certificate  of  Designations  of  Series  B  TESOP   Convertible
               Preferred Stock dated June 29, 1990 (filed as Exhibit 4A to
               RadioShack's  1993  Form  S-8  for  the  RadioShack  Corporation
               Incentive  Stock  Plan,  Reg. No. 33-51603, filed on November 12,
               1993 and incorporated herein by reference).

3b             RadioShack  Corporation  Bylaws,  amended and restated as of July
               22, 2000 (filed as Exhibit 3b to  RadioShack's Form 10-Q filed on
               August 11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

4a             Amended and Restated  Rights Agreement  dated as of July 26, 1999
               (filed  as  Exhibit  4a to RadioShack's Form 10-Q filed on August
               11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10a Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among RadioShack Corporation, NationsBank, N.A., as Agent and
               Lender, Citibank, N.A., as Syndication Agent and Lender, Bank  of
               America  National  Trust &  Savings Association, as Documentation
               Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank of New York, Co-Agent and Lender, First Union National Bank, Co-
               Agent and Lender, Fleet National Bank, Co-Agent and Lender and twelve other banks as Lenders (filed as Exhibit 4b to RadioShack's Form 10-Q filed on August 13, 1998 for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

10b            First  Amendment to Revolving Credit Agreement (Facility A) dated
               as of June 24, 1999 among RadioShack  Corporation,   NationsBank,
               N.A. as Agent and Lender, Citibank, N.A. as Syndication Agent and
               Lender,  The  Bank  of  New  York,  as  Documentation  Agent  and
               BankBoston, N.A., First  Union National Bank, Fleet National Bank
               and The First National Bank of Chicago as Co-Agents   and certain
               other  lenders,  which  renewed and extended the maturity date of the Revolving Credit  Agreement (Facility A) dated as of June 25,
               1998  (filed as Exhibit  4c to  RadioShack's  Form  10-Q filed on
               August 11, 1999  for the  fiscal  quarter ended June 30, 1999 and incorporated herein by reference).

10c Second Amendment to Revolving Credit Agreement (Facility A) dated as of June 22, 2000 among RadioShack Corporation, the Lenders listed therein, the Bank of America, N.A., as Agent, Citibank, N.A., as Syndication Agent, The Bank of New York, as
               Documentation Agent, Fleet  National Bank, as managing Agent  and
               First Union National Bank and Bank One N.A., as Co-Agents, amending the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (filed as Exhibit 10a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

10d            Revolving Credit Agreement (Facility B) dated as of June 25, 1998
               among RadioShack  Corporation,   NationsBank, N.A.,  as Agent and
               Lender, Citibank, N.A., as Syndication Agent and Lender, Bank  of
               America  National  Trust & Savings Association,  as Documentation
               Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank
               of New York, Co-Agent and Lender, First Union National  Bank, Co-
               Agent and Lender,  Fleet National Bank,  Co-Agent and Lender  and
               twelve  other  banks  as  Lenders  (filed  as  Exhibit  4o  to
               RadioShack's Form  10-Q  filed on  August 13, 1998 for the fiscal quarter  ended  June 30, 1998  and  incorporated  herein  by reference).

10e            First Amendment to  Revolving Credit Agreement (Facility B) dated
               as of June 24, 1999 among   RadioShack Corporation,  NationsBank,
               N.A. as Agent and Lender, Citibank, N.A. as Syndication Agent and
               Lender,  The  Bank  of  New  York,  as  Documentation  Agent  and
               BankBoston, N.A., First  Union National Bank, Fleet National Bank
               and The First National Bank of Chicago as Co-Agents   and certain
               other lenders, which renewed and extended the   maturity date  of
               the Revolving  Credit Agreement (Facility B) dated as of June 25,
               1998  (filed  as  Exhibit  4e to  RadioShack's Form 10-Q filed on
               August  11, 1999  for the fiscal  quarter ended June 30, 1999 and incorporated herein by reference).

10f            Second Amendment to Revolving Credit Agreement (Facility B) dated
               as of June 22, 2000  among   RadioShack  Corporation, the Lenders
               listed therein, Bank of America, N.A., as Agent, Citibank,  N.A., as  Syndication  Agent,  The Bank of New York,  as  Documentation
               Agent,  Fleet National  Bank,  as managing Agent and  First Union
               National  Bank  and  Bank  One, N.A.,  as Co-Agents, amending the
               Revolving Credit Agreement (Facility B) dated as of June 25, 1998
               (filed as Exhibit 10b to  RadioShack's Form  10-Q filed on August
               11, 2000  for  the  fiscal  quarter  ended  June 30, 2000  and incorporated herein by reference).

10g            Salary  Continuation  Plan for  Executive Employees of RadioShack
               Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to
               RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10h            Post  Retirement  Death  Benefit  Plan  for  Selected   Executive
               Employees of RadioShack Corporation  and Subsidiaries as restated
               June  10, 1991  (filed  as  Exhibit 10c to RadioShack's Form 10-K filed  on  March 30, 1994  for the fiscal year ended December 31,
               1993 and incorporated herein by reference).

10i            RadioShack  Corporation  Officers  Deferred  Compensation Plan as
               restated July 10, 1992 (filed as Exhibit 10d to RadioShack's Form
               10-K filed on March 30, 1994 for the fiscal year ended   December
               31, 1993 and incorporated herein by reference).

10j            Director  Fee  Resolution  (filed as Exhibit 10h to  RadioShack's
               Form  10-K  filed  on  March 30, 1994  for the fiscal  year ended
               December 31, 1993 and incorporated herein by reference).

10k            RadioShack  Corporation  1985  Stock  Option  Plan  as   restated
               effective August 1990 (filed as  Exhibit 10i to RadioShack's Form
               10-K filed on March 30, 1994 for the fiscal year ended   December
               31, 1993 and incorporated herein by reference).

10l            RadioShack Corporation 1993 Incentive Stock Plan  as restated May
               18, 1995 (filed as Exhibit 10j to RadioShack's Form 10-Q filed on
               August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10m            RadioShack Corporation Officers Life Insurance Plan  as   amended
               and restated effective August 22, 1990  (filed as  Exhibit 10k to
               RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year  ended  December 31,  1993  and  incorporated  herein  by reference).

10n            Third Restated Trust  Agreement RadioShack Employees Supplemental
               Stock Program through  Amendment  No. VI  dated  August  31, 1999
               (filed as Exhibit 10h to RadioShack's Form 10-Q filed on November
               12, 1999 for the fiscal quarter ended September 30, 1999 and incorporated herein by reference).

10o            Forms  of  Termination  Protection  Agreements  for (i) Corporate
               Executives, (ii)  Division  Executives,  and (iii)  Subsidiary
               Executives (filed as Exhibit 10m to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10p            RadioShack Corporation Termination Protection Plans for Executive
               Employees of RadioShack Corporation and  its Subsidiaries (i) the
               Level I  and  (ii)  Level II  Plans  (filed as  Exhibit  10n  to
               RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10q            Forms of Bonus Guarantee Letter Agreements with certain Executive
               Employees of RadioShack Corporation  and  its  Subsidiaries  (i)
               Formula, (ii) Discretionary  and (iii) Pay Plan (filed as Exhibit
               10o  to  RadioShack's  Form 10-K  filed on March 30, 1994 for the
               fiscal year ended   December 31, 1993 and  incorporated herein by
               reference).

10r Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of RadioShack Corporation (filed as
               Exhibit 10p to RadioShack's Form 10-K filed on March 28, 1996 for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10s            RadioShack  Corporation  1997  Incentive  Stock  Plan,  (filed as
               Exhibit 10q to RadioShack's Form 10-Q filed on August 8, 1997 for the fiscal quarter ended June 30, 1997 and incorporated herein by reference).

10t Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of RadioShack Corporation
               (filed as Exhibit 10s to RadioShack's  Form  10-K filed on  March
               26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10u Form of Deferred Compensation Agreement dated October 2, 1997 with selected Executive Employees of RadioShack Corporation
               (filed  as  Exhibit  10t to RadioShack's Form 10-K filed on March
               26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10v            Form of  December 1997 Deferred Salary and Bonus Agreement (Stock
               Investment)  with  selected  Executive  Employees  of  RadioShack
               Corporation (filed as Exhibit 10u to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10w RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack's
               Form  10-K  filed  on  March 26, 1998  for  the fiscal year ended
               December 31, 1997 and incorporated herein by reference).

10x            RadioShack Corporation Executive Deferred  Stock Plan,  effective
               April 1, 1998 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10y            RadioShack Corporation Unfunded  Deferred  Compensation Plan  for
               Directors as amended and  restated June 1, 1999 (filed as Exhibit
               10x to RadioShack's Form 10-Q filed on August  11, 1999   for the
               fiscal  quarter  ended June 30, 1999  and  incorporated herein by reference).


10z            RadioShack  Corporation  1999 Incentive Stock Plan dated February
               24, 1999 (filed as Exhibit 10y to RadioShack's Form 10-Q filed on
               August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10aa           Form  of  September 30, 1997  Deferred  Compensation   Agreement
               between RadioShack Corporation and   Leonard H. Roberts (filed as
               Exhibit  10aa to RadioShack's Form 10-Q filed on May 13, 1998 for the  fiscal  quarter ended March 31, 1998 and incorporated herein by reference).

10bb           Severance  Agreement  dated  October 23, 1998  between Leonard H.
               Roberts and RadioShack  Corporation  (filed  as  Exhibit  10z  to
               RadioShack's Form 10-K filed on March 29, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10cc**         Forms of 2000 Executive Pay Plan Letters.                             53

10dd           Form of AmeriLink Corporation Stock  Incentive  Plan, as  amended
               (filed as Exhibit 10.1  to  AmeriLink  Corporation's registration statement on Form S-1 file No. 33-69832 and filed as Exhibit A to the AmeriLink Corporation's 1998  Proxy  Statement  dated July 6,
               1998 which was   filed on July 7, 1998 and incorporated herein by
               reference).

11**           Statement of Computation of Ratios of Earnings to Fixed Charges.      59

23**           Consent of Independent Accountants.                                   60

--------------------------

*   Prior  to  May 18, 2000  RadioShack's  SEC  EDGAR filings appear under Tandy
    Corporation.

**  Filed with this report.

                                                                    Exhibit 10cc

December 31, 1999

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2000

Your compensation plan for fiscal year 2000, as approved by the Organization and Compensation Committee of the Board of Directors, is outlined below.

Your compensation plan for fiscal year 2000 is outlined below.

I.      FY 2000 Base Salary

        Your Base Salary for FY2000 shall be $__________.

II. Your bonus for FY2000 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1.   INCOME
        Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $____________.

        2.   EARNINGS PER SHARE
        Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from the $______ per share.

        3.   STOCK PRICE
        a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1999 and 2000.

        b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $_______.

        Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e.FAS121, store manager restricted stock transactions and extraordinary federal tax refunds relating to prior periods. Percentages shall be calculated to two decimal points.

        Your factors to be used for each of the calculations above are as follows:

             1.  Income  increase:  $_______

             2.  Earnings per share increase:  $______

             3.  Stock price increase: $_______

III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                            Minimum Increase %
             1.  Income                               __

             2.  Earnings per share                   __

             3.  Stock price
                 a.  Tandy Stock Increase             __
                 b.  Peer Group                       N/A

        Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds ____% of your base salary.

        Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above.

IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed three times your base salary.

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

January 1, 2000

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2000

Your compensation plan for fiscal year 2000 is outlined below.

I.      FY 2000 Base Salary

        Your Base Salary for FY2000 shall be $_________.

II. Your bonus for FY2000 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        TANDY CORPORATION
             a.  INCOME
             Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $____________.

             b.  EARNINGS PER SHARE
             Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from $____ per share.

             c.  STOCK PRICE
             Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1999 and 2000.

             If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $_______.

             Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121, store manager restricted stock transactions and extraordinary federal tax refunds relating to prior periods. Percentages shall be calculated to two decimal points.

        RADIO SHACK
             INCOME
             Each percentage point of positive change that the Radio Shack Division net income (before income taxes) increase from $____________.

        RadioShack results will be adjusted to reflect TE Manufacturing, distribution operations, A&A, Tandy Retail Services, RadioShack.com and AmeriLink for 1999 and 2000.

        Your factors to be used for each of the calculations above are as follows:

             TANDY
             a.  Income increase:  $______
             b.  Earnings per share increase: $_____
             c.  Stock price increase: $______

             RADIO SHACK
                 Income increase:  $______

III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                               Minimum Increase %
        TANDY
             a.  Income                               __

             b.  Earnings per share                   __

             c.  Stock price
                 a.  Tandy Stock Increase             __
                 b.  Peer Group                       N/A

        RADIO SHACK
             Income                                   __


        Bonus amounts earned from each of the factors which exceed the Minimum Increase above will be accumulated. No bonus will be paid unless the accumulated bonus exceeds ___% of your base salary.

        Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above.

IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed three times your base salary.

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

January 1, 2000

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2000

Your compensation plan for fiscal year 2000 is outlined below.

I.      FY 2000 Base Salary

        Your Base Salary for FY2000 shall be $_________.

II. Your bonus for FY2000 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
        Each percentage point of positive change that the Tandy Corporation and subsidiaries income from operations (before income taxes) increases from $____________.

        2. EARNINGS PER SHARE
        Each percentage point of positive change that the Tandy Corporation diluted earnings per share increases from $_______ per share.

        3. STOCK PRICE
           a. Each percentage point of positive change that the Tandy Corporation stock price increases, based on the average daily closing price for 1999 and 2000.

           b. If Tandy's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $________.

        Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121, store manager restricted stock transactions and extraordinary federal tax refunds relating to prior periods. Percentages shall be calculated to two decimal points.

        Your factors to be used for each of the calculations above are as follows:

           1.  Income  increase:  $______

           2.  Earnings per share increase:  $______

           3.  Stock price increase: $_____

           4.  SUPPORT OPERATIONS - INCOME
               You will receive a bonus of ._____% for each dollar of Income (Pre-Admin) from the TE-US and Asia, TRS, Distribution, A&A, RadioShack International Consolidated, RadioShack Real Estate (Excluding Tandy Properties) and AmeriLink operations Net Income (Pre-Admin & Interest).

III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                        Minimum Increase %
           1.  Income                          __

           2.  Earnings per share              __

           3.  Stock price
               a.  Tandy Stock Increase        __
               b.  Peer Group                  N/A

           4.  Support Operations Income       $_____________

        Bonus  amounts  earned from each of the factors which exceed the Minimum
        Increase above will be accumulated.   No  bonus  will be paid unless the
        accumulated bonus exceeds ___% of your base salary.

        Bonus will only be  paid on each goal which exceeds the Minimum Increase
        % set forth   above.

IV.     Maximum Bonus:

        The bonus paid will be limited to an amount not to exceed three times your base salary.

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

                                                                      EXHIBIT 11

                             RADIOSHACK CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                       Year Ended December 31,
                                          ----------------------------------------------------
(In millions, except ratios)                2000       1999       1998       1997      1996
---------------------------               --------   --------   --------   --------   --------
Ratio of Earnings to Fixed Charges:

Income (loss) from continuing operations  $  368.0   $  297.9   $   61.3   $  186.9   $  (91.6)
Plus provision (benefit) for income taxes    225.6      182.6       38.4      117.0      (54.0)
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes            593.6      480.5       99.7      303.9     (145.6)
                                          --------   --------   --------   --------   --------

Fixed charges:

Interest expense and amortization
 of debt discount                             53.9       37.2       45.4       46.1       36.4
Amortization of issuance expense               0.9        0.8        0.7        0.4        0.2
Appropriate portion (33 1/3%) of rentals      71.7       68.5       72.5       74.2       80.0
                                          --------   --------   --------   --------   --------
 Total fixed charges                         126.5      106.5      118.6      120.7      116.6
                                          --------   --------   --------   --------   --------

Earnings (loss)  before income taxes and
 fixed charges                            $  720.1   $  587.0   $  218.3   $  424.6   $  (29.0)
                                          ========   ========   ========   ========   ========

Ratio of earnings to fixed charges            5.69       5.51       1.84       3.52      (a)
                                          ========   ========   ========   ========   ========

Ratio of Earnings to Fixed
Charges and Preferred Dividends:

Total fixed charges, as above             $  126.5   $  106.5   $  118.6   $  120.7   $  116.6
Preferred dividends                            5.3        5.5        5.8        6.1        6.3
                                          --------   --------   --------   --------   --------
Total fixed charges and preferred
 dividends                                $  131.8   $  112.0   $  124.4   $  126.8   $  122.9
                                          ========   ========   ========   ========   ========

Earnings (loss) before income taxes
 and fixed charges                        $  720.1   $  587.0   $  218.3   $  424.6   $  (29.0)
                                          ========   ========   ========   ========   ========

Ratio of earnings to fixed charges and
 preferred dividends                          5.46       5.24       1.75       3.35      (b)
                                          ========   ========   ========   ========   ========

(a) Earnings were not sufficient to cover fixed charges during 1996 by approximately $145.6 million.

(b) Earnings were not sufficient to cover fixed charges and preferred dividends during 1996 by approximately $151.9 million.

                             RADIOSHACK CORPORATION

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-60803 and 333-54276) and
to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437, 333-47893,
333-48331,   333-49369,  333-63659,  333-63661,  333-81405  and  333-84057),  of
RadioShack Corporation of our report dated February 21, 2001 relating to the consolidated financial statements, which appears in this Form 10-K.


\s\ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Fort Worth, Texas
March 27, 2001