Form 10-Q
period 2001-03-31
RADIOSHACK CORP
filed 2001-05-14
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

                         Commission File Number: 1-5571
                             ------------------------

                             RADIOSHACK CORPORATION
             (Exact name of registrant as specified in our charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 2001 was 185,442,885.
         Index to Exhibits is on Sequential Page No. 13. Total pages 14.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                                March 31,
(In millions, except per share amounts)                      2001        2000
                                                           ---------  ---------
Net sales and operating revenues                           $ 1,139.5  $ 1,047.3
Cost of products sold                                          593.0      531.3
                                                           ---------  ---------
Gross profit                                                   546.5      516.0
                                                           ---------  ---------

Operating expenses (income):
  Selling, general and administrative                          405.2      374.0
  Depreciation and amortization                                 27.7       25.7
  Restricted stock awards                                        --        (1.0)
                                                           ---------  ---------
Total operating expenses                                       432.9      398.7
                                                           ---------  ---------

Operating income                                               113.6      117.3

  Interest income                                                4.4        4.6
  Interest expense                                             (13.0)      (9.5)
  Provision for loss on Internet-related investment            (30.0)        --
                                                           ---------  ---------

Income before income taxes                                      75.0      112.4
Provision for income taxes                                      28.5       42.7
                                                           ---------  ---------

Net income                                                      46.5       69.7

Preferred dividends                                              1.3        1.4
                                                           ---------  ---------

Net income available to common shareholders                $    45.2  $    68.3
                                                           =========  =========

Net income available per common share:

  Basic                                                    $    0.24  $    0.36
                                                           =========  =========

  Diluted                                                  $    0.23  $    0.35
                                                           =========  =========

Shares used in computing earnings per common share:

  Basic                                                        186.6      188.9
                                                           =========  =========

  Diluted                                                      195.5      198.9
                                                           =========  =========

Dividends declared per common share                        $   0.055  $   0.055
                                                           =========  =========


The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                      March 31,     December 31,    March 31,
                                                        2001            2000          2000
(In millions, except for share amounts)              (Unaudited)                   (Unaudited)
--------------------------------------               -----------    -----------    -----------
Assets
Current assets:
  Cash and cash equivalents                          $     113.9    $     130.7    $      87.2
  Accounts and notes receivable, net                       351.9          464.7          234.2
  Inventories, at lower of cost or market                1,061.0        1,164.3          967.6
  Other current assets                                      68.8           58.5           77.8
                                                     -----------    -----------    -----------

    Total current assets                                 1,595.6        1,818.2        1,366.8

Property, plant and equipment, net                         453.5          456.8          448.3
Other assets, net of accumulated amortization              274.3          301.5          286.9
                                                     -----------    -----------    -----------
Total assets                                         $   2,323.4    $   2,576.5    $   2,102.0
                                                     ===========    ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of
long-term debt                                       $     407.5    $     478.6    $     267.9
  Accounts payable                                         203.5          234.8          272.1
  Accrued expenses                                         239.7          330.1          242.2
  Income taxes payable                                     140.7          188.9          139.7
                                                     -----------    -----------    -----------

    Total current liabilities                              991.4        1,232.4          921.9

Long-term debt, excluding current maturities               249.8          302.9          318.3
Other non-current liabilities                               66.1           60.9           51.4
                                                     -----------    -----------    -----------

    Total liabilities                                    1,307.3        1,596.2        1,291.6
                                                     -----------    -----------    -----------

Minority interest in consolidated subsidiary               100.0          100.0          100.0

Common stock put options                                      --             --           14.0

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
   authorized:
   Series A junior participating, 300,000 shares
    designated and none issued                                --             --             --
   Series B convertible (TESOP), 100,000 shares
    authorized; 68,200, 68,800 and 72,200 shares
    issued, respectively                                    68.2           68.8           72.2
  Common stock, $1 par value, 650,000,000 shares
   authorized and 236,033,000 shares issued                236.0          236.0          236.0
  Additional paid-in capital                               125.8          116.1           95.9
  Retained earnings                                      1,694.9        1,661.5        1,409.1
  Treasury stock, at cost; 50,234,000,  50,269,000
     and 49,197,000 shares, respectively                (1,198.4)      (1,189.6)      (1,097.5)
  Unearned deferred compensation                            (9.2)         (11.5)         (18.2)
  Accumulated other comprehensive loss                      (1.2)          (1.0)          (1.1)
                                                     -----------    -----------    -----------
   Total stockholders' equity                              916.1          880.3          696.4
Commitments and contingent liabilities
                                                     -----------    -----------    -----------
Total liabilities and stockholders' equity           $   2,323.4    $   2,576.5    $   2,102.0
                                                     ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
(In millions)                                                 2001          2000
--------------                                             ----------    ----------
Cash flows from operating activities:
Net income                                                 $     46.5    $     69.7
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Provision for loss on Internet-related investment            30.0            --
    Depreciation and amortization                                27.7          25.7
    Restricted stock awards                                        --          (1.0)
    Other items                                                   5.8           6.7
 Changes in operating assets and liabilities:
    Receivables                                                 113.4          58.3
    Inventories                                                 103.3        (106.2)
    Other current assets                                        (11.2)         (2.0)
    Accounts payable, accrued expenses and income taxes        (161.0)        (51.5)
                                                           ----------    ----------
Net cash provided (used) by operating activities                154.5          (0.3)
                                                           ----------    ----------

Investing activities:
 Additions to property, plant and equipment                     (24.4)        (29.8)
 Proceeds from sale of property, plant and equipment              0.2           0.5
 Proceeds from sale of minority interest in consolidated
  subsidiary                                                       --         100.0
 Proceeds from sale of equity securities                           --          17.4
 Other investing activities                                      (4.1)         (2.5)
                                                           ----------    ----------
Net cash (used) provided by investing activities                (28.3)         85.6
                                                           ----------    ----------
Financing activities:
 Purchases of treasury stock                                    (28.2)       (238.3)
 Exercise of common stock put options                              --          (8.6)
 Proceeds from sale of common stock put options                   0.3           0.5
 Sales of treasury stock to employee stock plans                 17.7          16.9
 Proceeds from exercise of stock options                          3.5           1.2
 Dividends paid                                                 (11.0)        (11.4)
 Changes in short-term borrowings, net                         (124.0)         78.2
 Repayments of long-term borrowings                              (1.3)         (1.2)
                                                           ----------    ----------
Net cash used by financing activities                          (143.0)       (162.7)
                                                           ----------    ----------

Decrease in cash and cash equivalents                           (16.8)        (77.4)
Cash and cash equivalents, beginning of period                  130.7         164.6
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    113.9    $     87.2
                                                           ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - PLAIN ENGLISH DISCLOSURE
You may notice that we changed some of the text in the notes, as well as the management's discussion section of this document. The substance is the same, but we have made it more readable using the "plain English" guidelines issued by the Securities and Exchange Commission. We hope this is helpful to you. Throughout this report, the terms "our," "we," and "us" refer to RadioShack Corporation, including its subsidiaries.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-Q and we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. However, our operating results for the three months ended March 31, 2001 do not necessarily indicate the results you may expect for the year ending December 31, 2001. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation, a privately-held Internet technology company. We believe that our investment has experienced a decline in value that, in our opinion, is other than temporary. This belief is due to the uncertainty surrounding Digital:Convergence's ability to secure sufficient additional funding or to complete an IPO. As such, in the first quarter of 2001 we recorded a loss provision equal to our initial investment.

NOTE 4 - EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted EPS calculations for the three months ended March 31, 2001 and 2000. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if our securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of our common stock that would have then shared in our earnings.

                                                     Three Months Ended                    Three Months Ended
                                                       March 31, 2001                        March 31, 2000
                                            -------------------------------------  ----------------------------------------
                                               Income      Shares      Per Share      Income       Shares      Per Share
(In millions except per share amounts)      (Numerator) (Denominator)    Amount    (Numerator)  (Denominator)    Amount
-------------------------------------       -----------  -----------   ----------  -----------   -----------   -----------
Net income                                   $  46.5                                $  69.7
Less: Preferred stock dividends                 (1.3)                                  (1.4)
                                            -----------                            -----------

Basic EPS
Net income available to common shareholders     45.2         186.6      $  0.24        68.3          188.9       $  0.36
                                                                       ==========                              ===========

Effect of dilutive securities:
Plus dividends on Series B preferred stock       1.3                                    1.4
Additional contribution required for TESOP
 if preferred stock had been converted          (0.9)          5.9                     (0.9)           6.3
Stock options                                                  3.0                                     3.7
                                            -----------  -----------               -----------   -----------

Diluted EPS
Net income available to common shareholders
 plus assumed conversions                    $  45.6         195.5      $  0.23     $  68.8          198.9       $  0.35
                                            ===========  ===========   ==========  ===========   ===========   ===========


NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2001 and 2000 was $46.3 million and $69.4 million, respectively.

NOTE 6 - 1996 BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2000, the balance in the restructuring reserve was $11.0 million and consisted of the remaining estimated real estate obligations to be paid. During the three months ended March 31, 2001, the charges incurred from the real estate obligations approximated the payments received from sublessees, leaving a balance in the reserve of $11.0 million at March 31, 2001.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We use derivatives only in limited circumstances. We adopted SFAS 133 effective January 1, 2001 and the impact was not material.

NOTE 8 - SUBSEQUENT EVENT
On May 11, 2001, we issued $350,000,000 of 7 3/8% Notes due 2011. These notes were privately offered only to qualified institutional buyers under Rule 144A. The net proceeds from the sale of these notes was used to repay all of our short-term debt, not including current maturities of long-term debt, and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully implement and execute our strategic initiatives, including the development of our new strategic business units ("SBUs") and emerging sales channels, as well as new alliances which may be formed with other retailers and third party service providers;
o changes in general U.S. or regional U.S. economic conditions, including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels and consumer sentiment and confidence about the economy in general;
o the inability to successfully market and execute the www.RadioShack.com website and its coordination with our retail outlets and/or our other existing and emerging sales channels;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones, direct-to-home ("DTH") satellite programming, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully implement and execute our strategic alliances, including those with Microsoft, Verizon Wireless, Excite@Home and/or Blockbuster;
o   the lack of availability or access to sources of supply inventory;
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for high-speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to our retail locations, especially during the peak Christmas season.

Both the United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is key to achieving our expectations.


RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Our sales increased 8.8% to $1,139.5 million for the three months ended March 31, 2001, compared to $1,047.3 million in the corresponding prior year period. Comparable store sales increased 7.4% for the quarter, when compared to the first quarter last year. Our comparable store sales increase was primarily driven by increased sales of audio and video equipment, including DTH satellite systems and services, wireless phones and personal computer products. Sales of parts, batteries and accessories also contributed to our comparible store sales increase.

Sales in our audio and video category increased approximately 17% in the first quarter of 2001, compared to the first quarter of 2000. This sales increase was due primarily to DTH satellite systems and services. The audio and video category also benefited from increased sales of RCA-branded DVDs, VCRs, home theater products and other digital equipment.

Sales in the communications category increased approximately 6% during the quarter ended March 31, 2001, compared to the same period last year. This sales increase was due primarily to increases in both unit and dollar sales of wireless telephones. We expect unit and dollar sales of wireless products to increase for the fiscal year 2001, though to a lesser extent than last year.

Sales in the personal computers and peripherals category increased approximately 16% during the first quarter of 2001, compared to the first quarter of 2000, despite an 8% decrease in the average selling price of CPUs for the same period. Our increased sales in CPUs and monitors, as well as an increase in sales of handheld pocket PCs and Internet devices, contributed to our first quarter sales increase.

Sales in the parts, accessories and specialty equipment category increased approximately 8% during the three months ended March 31, 2001, compared to the same period in the prior year. This increase was due primarily to increased sales of video cables and accessories, batteries and, to a lesser extent, DC adapters and computer accessories and supplies.

Sales in the personal electronics category increased slightly during the first quarter of 2001, compared to the first quarter of 2000.

Our services and other category, which includes residuals and income from prepaid wireless airtime, repair services and extended service contracts, increased approximately 6% in the first quarter of 2001. Increases in residual income, primarily from wireless service providers, were partially offset by a decrease in sales of prepaid wireless airtime.

RadioShack Retail Outlets

                                March 31,  December 31,  September 30,  June 30,   March 31,
                                  2001        2000         2000           2000       2000
                                --------    --------      --------      --------   --------
Company-owned                      5,099       5,109         5,082         5,060      5,052
Dealer/Franchise                   2,067       2,090         2,092         2,073      2,091
                                --------    --------      --------      --------   --------
Total number of retail outlets     7,166       7,199         7,174         7,133      7,143
                                ========    ========      ========      ========   ========

Gross Profit

For the three months ended March 31, 2001, gross profit dollars increased 5.9%, but decreased 1.3 percentage points, to 48.0% of net sales and operating revenues, compared to 49.3% for the corresponding 2000 period. This percentage point decrease was due primarily to increased margin pressures associated with sales of DTH satellite systems and services and the markdowns taken on computers as we introduced new models. In addition, both the audio/video and personal computer categories increased as a percent of sales, further impacting our gross profit percentage decline. The gross profit percent decreases in the audio and video category and in the personal computer category were partially offset by increased residuals, which have 100% gross margin, as well as by an increase in the gross profit percentage for the parts and accessories category. We anticipate that gross profit as a percentage of net sales and operating revenues will continue to decrease slightly during the remainder of 2001, when compared to the prior year, due to the sales mix described above.

Selling, General and Administrative Expense

For the first quarter of 2001, our SG&A expense in dollars increased 8.3% or $31.2 million, when compared to the first quarter of 2000. However, SG&A expense as a percentage of net sales and operating revenues decreased slightly when compared to the quarter ended March 31, 2000. This decrease was primarily due to increased comparable store sales in the first quarter of 2001, which had a positive effect on our overall expense rate structure.

For the three months ended March 31, 2001, advertising expense increased in both dollars and as a percentage of net sales when compared to the same period in the prior year. This was due primarily to a shift from print to broadcast media. Rent expense increased in dollars for the quarter ended March 31, 2001, but remained at the same percentage of net sales as the March 2000 quarter. The dollar increase was due to 47 new store openings, lease renewals at slightly higher rates and, to a lesser extent, an increase in the average size of our stores. Salary expense increased in dollars during the first quarter of 2001, because of retail store expansions and increases in commission, bonuses and other incentives resulting from comparable store sales and profits. However, salary expense decreased as a percentage of net sales and operating revenues during the same period, due to the positive leverage achieved from increased sales.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2001 was $8.6 million versus $4.9 million for the first three months in 2000. Interest expense increased $3.5 million due to our higher average debt outstanding during the first quarter of 2001, when compared to the first quarter of 2000. Interest income decreased slightly for the three months ended March 31, 2001, compared to the prior year period. We expect interest expense, net of interest income, to decrease slightly during the remainder of 2001, when compared to the prior year due to an anticipated decrease in overall debt levels.

Provision for Loss on Internet-Related Investment

During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation, a privately-held Internet technology company. We believe that our investment has experienced a decline in value that, in our opinion, is other than temporary. This belief is due to the uncertainty surrounding Digital:Convergence's ability to secure sufficient additional funding or to complete an IPO. As such, in the first quarter of 2001 we recorded a loss provision equal to our initial investment.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the first quarters of both 2001 and 2000 was 38.0%.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $154.5 million for the three month period ended March 31, 2001, compared to a cash usage of $0.3 million in the prior year first quarter. This $154.8 million increase in operating cash flow was primarily attributable to a $113.4 million decrease in accounts receivable and a $103.3 million decrease in inventory for the first quarter of 2001. These decreases were partially offset by a reduction in accrued expenses and income taxes payable in the first three months of 2001.

Inventory at March 31, 2001 decreased $103.3 million or 8.9% since December 31, 2000, but increased $93.4 million or 9.7% since March 31, 2000. The decrease since December 31, 2000 was primarily due to strong sales of wireless telephones, computers and DTH satellite systems during the first quarter of 2001. The inventory increase since March 31, 2000 is in line with our sales increase for the same period.

At March 31, 2001, accounts receivable decreased $112.8 million or 24.3% since December 31, 2000, but increased $117.7 million or 50.3% since March 31, 2000. The decrease in accounts receivable since December 31, 2000 was due primarily to the collection of accounts receivable outstanding at year end. The increase since March 31, 2000 resulted primarily from increased vendor and service provider receivables related to increased sales of wireless communications and services, DTH satellite systems and services and long distance service, as well as rebates relating to internet access.

Cash used by investing activities for the three months ended March 31, 2001 was $28.3 million, compared to cash provided by investing activities of $85.6 million in the previous year. Investing activities for the three months ended March 31, 2001 included capital expenditures totaling $24.4 million, primarily for retail expansion and upgrades of information systems. Management anticipates that capital expenditure requirements will approximate $100.0 million to $110.0 million for the remainder of 2001, primarily to support our stores' refurbishments as well as expansions to enhance our information systems.

Cash used by financing activities for the three months ended March 31, 2001 was $143.0 million, compared to a $162.7 million cash usage in the previous year. We purchased $28.2 million of treasury stock during the three months ended March 31, 2001, compared to $238.3 million during the same period of 2000. The net decrease in short-term debt of $124.0 million since December 31, 2000 was due primarily to collections of accounts receivable outstanding at year end. Dividends used $11.0 million of cash for the three months ended March 31, 2001, compared to $11.4 million in the same period of the prior year.

The net increase in short-term debt of $139.6 million since March 31, 2000 was the result of $52.0 million of long-term debt maturing within the next twelve months, as well as increased inventory and accounts receivable balances, when compared to the same period of 2000. Total debt as a percentage of total capitalization was 41.8% at March 31, 2001, compared to 47.0% at December 31, 2000 and 45.7% at March 31, 2000. Long-term debt as a percentage of total capitalization was 15.9% at March 31, 2001, compared to 18.2% at December 31, 2000 and 24.8% at March 31, 2000.

On May 11, 2001, we issued $350,000,000 of 7 3/8% Notes due 2011. These notes were privately offered only to qualified institutional buyers under Rule 144A. The net proceeds from the sale of these notes was used to repay all of our short-term debt, not including current maturities of long-term debt, and for general corporate purposes.

During the first quarter of 2001, we repurchased 0.3 million shares of our common stock for $9.6 million. This brought the total number of shares repurchased since the inception of our existing 10.0 million share repurchase program to 0.4 million shares totaling $16.2 million at March 31, 2001. In connection with the share repurchase program, our Board of Directors has authorized us to sell up to 4.0 million shares of our common stock, through both equity forwards and put options, with an expiration date no later than December 31, 2002. We have sold approximately 1.5 million put options since the inception of this program and 0.1 million put options remained outstanding at March 31, 2001.

We may continue to execute share repurchases, put options and equity forwards from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, our liquidity and other considerations.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not have any derivative instruments that materially increase our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, we do not use derivatives for speculative purposes.

Our exposure to market risks results from changes in interest rates. Interest rate risk exists principally with respect to our short-term indebtedness, which bears interest at floating rates. At March 31, 2001, we had $336.4 million of indebtedness bearing interest at floating rates. If we were to assume an unfavorable change of 100 basis points in the interest rate applicable to our floating-rate indebtedness at March 31, 2001, we would have experienced additional interest expense of $0.8 million for this three month period. This
assumption   assumes  no  change  in  the  principal  or  a  reduction  of  such indebtedness.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. The liability, if any, associated with these matters was not determinable at March 31, 2001. Although occasional adverse settlements or resolutions may occur and negatively impact our earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 13, which immediately precede such exhibits.

         b)  Reports on Form 8-K.

             On May 4, 2001, we announced a proposed note offering of approximately $300.0 million. The Form 8-K was filed on May 4, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                       RadioShack Corporation
                                                          (Registrant)







Date:  May 11, 2001                           By   /s/  Richard L. Ramsey
                                                   -----------------------------
                                                        Richard L. Ramsey
                                                   Vice President and Controller
                                                        (Authorized Officer)






Date:  May 11, 2001                            By   /s/ Loren K. Jensen
                                                    ----------------------------
                                                        Loren K. Jensen
                                                    Vice President - Finance and
                                                  Acting Chief Financial Officer
                                                  (Principal Financial Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS


Exhibit
Number         Description

3a Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

3a(i) Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000. (Filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000.)

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

* filed with this report

                                                                      EXHIBIT 11

                             RADIOSHACK CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                             Three Months Ended
                                                                  March 31,
                                                           --------------------
(In millions, except ratios)                                 2001        2000
---------------------------                                --------    --------
Ratio of Earnings to Fixed Charges:

Net income                                                 $   46.5    $   69.7
Plus provision for income taxes                                28.5        42.7
                                                           --------    --------
Income before income taxes                                     75.0       112.4
                                                           --------    --------

Fixed charges:

Interest expense and amortization, including debt discount     13.0         9.5
Amortization of issuance expense                                0.2         0.2
Appropriate portion (33 1/3%) of rentals                       18.8        17.6
                                                           --------    --------
    Total fixed charges                                        32.0        27.3
                                                           --------    --------

Earnings before income taxes and fixed charges             $  107.0    $  139.7
                                                           ========    ========

Ratio of earnings to fixed charges                             3.34        5.12
                                                           ========    ========

Ratio of Earnings to Fixed Charges and Preferred Dividends:

Total fixed charges, as above                              $   32.0    $   27.3
Preferred dividends                                             1.3         1.4
                                                           --------    --------
Total fixed charges and preferred dividends                $   33.3    $   28.7
                                                           ========    ========

Earnings before income taxes and fixed charges             $  107.0    $  139.7
                                                           ========    ========

Ratio of earnings to fixed charges and preferred dividends     3.21        4.87
                                                           ========    ========