Form 10-Q
period 2001-06-30
RADIOSHACK CORP
filed 2001-08-14
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 2001 was 183,085,826.
         Index to Exhibits is on Sequential Page No. 15. Total pages 26.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended       Six Months Ended
                                                           June 30,               June 30,
                                                     ---------------------   ---------------------
(In millions, except per share amounts)                2001        2000        2001         2000
--------------------------------------               ---------   ---------   ---------   ---------
Net sales and operating revenues                     $ 1,039.5   $ 1,023.3   $ 2,179.0   $ 2,070.6
Cost of products sold                                    527.1       489.7     1,120.1     1,021.0
                                                     ---------   ---------   ---------   ---------
Gross profit                                             512.4       533.6     1,058.9     1,049.6
                                                     ---------   ---------   ---------   ---------

Operating expenses (income):
  Selling, general and administrative                    398.0       377.6       803.2       751.6
  Depreciation and amortization                           27.5        26.2        55.2        51.9
  Loss on sale of Computer City                           12.4          --        12.4          --
  Restricted stock awards                                   --          --          --        (1.0)
                                                     ---------   ---------   ---------   ---------
Total operating expenses                                 437.9       403.8       870.8       802.5
                                                     ---------   ---------   ---------   ---------

Operating income                                          74.5       129.8       188.1       247.1

  Interest income                                          4.2         4.2         8.6         8.8
  Interest expense                                       (12.2)      (12.4)      (25.2)      (21.9)
  Provision for loss on Internet-related investment         --          --       (30.0)         --
                                                     ---------   ---------   ---------   ---------

Income before income taxes                                66.5       121.6       141.5       234.0
Provision for income taxes                                25.3        46.2        53.8        88.9
                                                     ---------   ---------   ---------   ---------

Net income                                                41.2        75.4        87.7       145.1

Preferred dividends                                        1.2         1.3         2.5         2.7
                                                     ---------   ---------   ---------   ---------

Net income available to common shareholders          $    40.0   $    74.1   $    85.2   $   142.4
                                                     =========   =========   =========   =========

Net income available per common share:

  Basic                                              $    0.22   $    0.40   $    0.46   $    0.76
                                                     =========   =========   =========   =========

  Diluted                                            $    0.21   $    0.38   $    0.44   $    0.72
                                                     =========   =========   =========   =========

Shares used in computing earnings per common share:

  Basic                                                  185.9       187.0       186.3       188.0
                                                     =========   =========   =========   =========

  Diluted                                                193.1       197.2       194.3       198.1
                                                     =========   =========   =========   =========

Dividends declared per common share                  $   0.055   $   0.055   $   0.110   $   0.110
                                                     =========   =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                             June 30,    December 31,    June 30,
                                                               2001         2000           2000
(In millions, except for share amounts)                    (Unaudited)                 (Unaudited)
--------------------------------------                     -----------   -----------   -----------
Assets
Current assets:
 Cash and cash equivalents                                  $   336.1     $   130.7     $    85.9
 Accounts and notes receivable, net                             294.6         464.7         231.5
 Inventories, at lower of cost or market                        974.1       1,164.3       1,047.3
 Other current assets                                            68.6          58.5          82.9
                                                            ---------     ---------     ---------

    Total current assets                                      1,673.4       1,818.2       1,447.6

Property, plant and equipment, net                              461.3         456.8         451.6
Other assets, net of accumulated amortization                   146.5         301.5         306.7
                                                            ---------     ---------     ---------
Total assets                                                $ 2,281.2     $ 2,576.5     $ 2,205.9
                                                            =========     =========     =========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of
   long-term debt                                           $    68.9     $   478.6     $   408.6
  Accounts payable                                              183.5         234.8         225.9
  Accrued expenses                                              252.9         330.1         238.0
  Income taxes payable                                          116.9         188.9         143.0
                                                            ---------     ---------     ---------

    Total current liabilities                                   622.2       1,232.4       1,015.5

Long-term debt, excluding current maturities                    595.5         302.9         317.1
Other non-current liabilities                                    68.0          60.9          53.0
                                                            ---------     ---------     ---------

    Total liabilities                                         1,285.7       1,596.2       1,385.6
                                                            ---------     ---------     ---------

Minority interest in consolidated subsidiary                    100.0         100.0         100.0

Common stock put options                                           --            --           4.0

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized
 Series A junior participating, 300,000 shares designated
  and none issued                                                  --            --            --
 Series B convertible (TESOP), 100,000 shares authorized;
  67,100, 68,800 and 71,200 shares issued, respectively          67.1          68.8          71.2
 Common stock, $1 par value, 650,000,000 shares authorized;
  236,033,000 shares issued                                     236.0         236.0         236.0
 Additional paid-in capital                                     129.7         116.1         102.9
 Retained earnings                                            1,723.2       1,661.5       1,470.1
 Treasury stock, at cost; 52,090,000, 50,269,000 and
  50,236,000 shares, respectively                            (1,252.4)     (1,189.6)     (1,147.0)
 Unearned deferred compensation                                  (7.5)        (11.5)        (16.0)
 Accumulated other comprehensive loss                            (0.6)         (1.0)         (0.9)
                                                            ---------     ---------     ---------
    Total stockholders' equity                                  895.5         880.3         716.3
Commitments and contingent liabilities
                                                            ---------     ---------     ---------
Total liabilities and stockholders' equity                  $ 2,281.2     $ 2,576.5     $ 2,205.9
                                                            =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                 -------------------
(In millions)                                                      2001       2000
------------                                                     --------   --------
Cash flows from operating activities:
Net income                                                       $   87.7   $  145.1
 Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
   Provision for loss on Internet-related investment                 30.0         --
   Loss on sale of Computer City                                     12.4         --
   Depreciation and amortization                                     55.2       51.9
   Restricted stock awards                                             --       (1.0)
   Other items                                                       18.1       14.0
Changes in operating assets and liabilities:
  Receivables                                                       152.7       70.1
  Inventories                                                       190.2     (185.9)
  Other current assets                                              (11.4)      (9.0)
  Accounts payable, accrued expenses and income taxes              (196.0)     (96.0)
                                                                 --------   --------
Net cash provided (used) by operating activities                    338.9      (10.8)
                                                                 --------   --------

Investing activities:
 Additions to property, plant and equipment                         (62.1)     (59.2)
 Proceeds from sale of property, plant and equipment                  3.1        1.0
 Proceeds from sale of minority interest in consolidated               --      100.0
  subsidiary
 Proceeds from sale of equity securities                               --       17.4
 Proceeds from payment of CompUSA note                              123.6         --
 Investment in securities                                              --      (30.0)
 Other investing activities                                          (4.2)      (2.5)
                                                                 --------   --------
Net cash provided by investing activities                            60.4       26.7
                                                                 --------   --------

Financing activities:
 Purchases of treasury stock                                        (87.6)    (311.1)
 Exercise of common stock put options                                  --       (8.6)
 Proceeds from sale of common stock put options                       0.3        0.5
 Sales of treasury stock to employee stock plans                     28.6       27.8
 Proceeds from exercise of stock options                              4.4        3.7
 Dividends paid                                                     (22.1)     (22.6)
 Changes in short-term borrowings, net                             (461.3)     222.6
 Additions to long-term borrowings                                  346.4         --
 Repayments of long-term borrowings                                  (2.6)      (6.9)
                                                                 --------   --------
Net cash used by financing activities                              (193.9)     (94.6)
                                                                 --------   --------

Increase (decrease) in cash and cash equivalents                    205.4      (78.7)
Cash and cash equivalents, beginning of period                      130.7      164.6
                                                                 --------   --------
Cash and cash equivalents, end of period                         $  336.1   $   85.9
                                                                 ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - PLAIN  ENGLISH  DISCLOSURE
You may notice that we changed some of the text in the notes, as well as the "management's discussion" section of this document. The substance is the same, but we have made it more readable using the "plain English" guidelines issued by the Securities and Exchange Commission. We hope this is helpful to you. Throughout this report, the terms "our," "we," and "us" refer to RadioShack Corporation, including its subsidiaries.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-Q and we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. However, operating results for the six months ended June 30, 2001 do not necessarily indicate the results you might expect for the year ending December 31, 2001. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - LOSS ON SALE OF COMPUTER CITY, INC.
On August 31, 1998, we sold 100% of the outstanding common stock of our Computer City, Inc. subsidiary to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001 we received $123.6 million for the final settlement of the purchase price and settlement of the $136.0 million note. Thus, we incurred an additional loss from the sale of Computer City, Inc. of $12.4 million, before taxes.

NOTE 4 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation, a privately-held Internet technology company. In the first quarter of 2001 we believed that our investment experienced a decline in value that, in our opinion, is other than temporary. This belief was due to the uncertainty surrounding Digital:Convergence's ability to secure sufficient additional funding or to complete an initial public offering. As such, we recorded a loss provision equal to our initial investment.

NOTE 5 - DEBT OFFERING
On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. The interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commences on November 15, 2001 and the notes mature on May 15, 2011. On August 3, 2001 we exchanged substantially all of these notes for a similar amount of publicly registered notes through the use of an exchange offer under an SEC form S-4 registration statement, which became effective June 22, 2001. The net effect of this exchange is that no additional debt was issued on August 3, 2001 and substantially all of the notes are now registered with the SEC.

NOTE 6 - REVOLVING CREDIT FACILITY
In the second quarter of 2001, we renewed our existing $300.0 million 364-day revolving credit facility and also extended the maturity date to June 2002. The terms of the 364-day revolving credit facility remained similar to the previous facility. Our $300.0 million five-year revolving credit facility maturing June 2003 did not change. The revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes.

NOTE 7 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted EPS calculations for the three and six months ended June 30, 2001 and 2000, respectively. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if our securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of our common stock that would have then shared in our earnings.

                                                Three Months Ended                   Three Months Ended
                                                  June 30, 2001                        June 30, 2000
                                        -------------------------------------   -------------------------------------
                                          Income        Shares      Per Share     Income        Shares      Per Share
(In millions, except per share amounts) (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
--------------------------------------  -----------   -----------   ---------   -----------   -----------   ---------
Net income                               $    41.2                               $    75.4
Less: Preferred stock dividends               (1.2)                                   (1.3)
                                         ---------                               ---------

Basic EPS
Net income available to common
 shareholders                                 40.0         185.9    $    0.22         74.1         187.0    $    0.40
                                                                    =========                               =========
Effect of dilutive securities:
Dividends on Series B preferred stock          1.2                                     1.3
Additional contribution required for TESOP
 if preferred stock had been converted        (0.8)          5.8                      (0.8)          6.2
Stock options                                                1.4                                     4.0
                                         ---------     ---------                 ---------     ---------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $    40.4         193.1    $    0.21    $    74.6         197.2    $    0.38
                                         =========     =========    =========    =========     =========    =========


                                                  Six Months Ended                        Six Months Ended
                                                   June 30, 2001                           June 30, 2000
                                        -------------------------------------   -------------------------------------
                                          Income        Shares      Per Share     Income        Shares      Per Share
(In millions, except per share amounts) (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
--------------------------------------  -----------   -----------   ---------   -----------   -----------   ---------
Net income                               $    87.7                               $   145.1
Less: Preferred stock dividends               (2.5)                                   (2.7)
                                         ---------                               ---------

Basic EPS
Net income available to common
 shareholders                                 85.2         186.3    $    0.46        142.4         188.0    $    0.76
                                                                    =========                               =========
Effect of dilutive securities:
Dividends on Series B preferred stock          2.5                                     2.7
Additional contribution required for TESOP
 if preferred stock had been converted        (1.7)          5.9                      (1.7)          6.2
Stock options                                                2.1                                     3.9
                                         ---------     ---------                 ---------     ---------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions   $    86.0         194.3    $    0.44    $   143.4         198.1    $    0.72
                                         =========     =========    =========    =========     =========    =========

NOTE 8 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2001 and 2000 was $41.8 million and $75.6 million, respectively, and comprehensive income for the six months ended June 30, 2001 and 2000 was $88.1 million and $145.0 million, respectively.

NOTE 9 - BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2000, the balance in the restructuring reserve was $11.0 million and consisted of the remaining estimated real estate obligations to be paid. During the three and six months ended June 30, 2001, the charges incurred from the real estate obligations approximated the payments received from sublessees, leaving a balance in the reserve of $11.0 million at June 30, 2001.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We use derivatives only in limited circumstances. We adopted SFAS 133 effective January 1, 2001 and the impact was not material at June 30, 2001.

NOTE 11 - SUBSEQUENT EVENT
In November 1999, we formed a limited liability company, RadioShack.com LLC. In January 2000, Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC.

On August 2, 2001 we entered into several interest rate swap agreements which effectively swapped fixed rate interest payments for short-term floating rate payments. The notional amount of debt affected by these transactions was $150.0 million. These fixed rate instruments have interest rates between 6.8% and 7.2% and maturities ranging from 2004 to 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully execute our strategic initiatives, including the development of our new strategic business units ("SBUs") and emerging sales channels, as well as new alliances which may be formed with other retailers and third party service providers;
o changes in general U.S. or regional U.S. economic conditions, including, but not limited to, consumer credit availability, interest rates, inflation, consumer spending levels and consumer confidence about the economy in general;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones, direct-to-home ("DTH") satellite programming, Internet access and high-speed bandwidth;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully implement and execute our strategic alliances, including those with Microsoft, Verizon Wireless, Excite@Home and/or Blockbuster;
o   the lack of availability or access to sources of supply inventory;
o the inability to retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for high-speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to our retail locations, especially during the peak Christmas season.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Sales increased to $1,039.5 million for the quarter ended June 30, 2001, compared to $1,023.3 million in the corresponding prior year period. For the six months ended June 30, 2001, our overall sales increased 5.2% to $2,179.0 million, compared to $2,070.6 million for the same period in 2000. Comparable store sales increased 1.5% for the second quarter and 4.5% for the six-month period ended June 30, 2001, respectively, when compared to the prior year second quarter and six-month periods. Our sales increases for both the three and six-month periods were driven primarily by increased sales of wireless phones and by parts, accessories and specialty equipment, as well as residual income relating to our wireless service providers. For the six-month period, DTH satellite systems and services also contributed to the six-month sales increase. Looking forward to the second half of 2001, we expect sales to be flat to slightly up, reflecting the continuation of difficult retail sales trends.

Sales of communications products increased almost 11% during the three months and approximately 8% during the six months ended June 30, 2001, respectively, when compared to the same periods in the prior year. This sales increase was due primarily to increases in both unit and dollar sales of cellular telephones. We expect sales of wireless phones to continue to increase for the fiscal year 2001, though to a lesser extent than last year.

Sales in the parts, accessories and specialty equipment category increased approximately 3% and 5% during the three and six-month periods ended June 30, 2001, respectively, when compared to the same periods in the prior year. These increases resulted primarily from the sale of specialty batteries and computer accessories.

Sales in the audio and video category decreased approximately 3% during the three months ended June 30, 2001, but increased 6% during the six months ended June 30, 2001, when compared to the same periods in the prior year. This decrease during the second quarter of 2001 was primarily the result of strong sales in the second quarter of 2000, due to the launch of the RCA Digital Entertainment Center at RadioShack.

Sales within the personal computers and peripherals category decreased approximately 26% during the three months ended June 30, 2001, while remaining relatively flat for the six months ended June 30, 2001, when compared to the corresponding periods in the prior year. The average selling price of personal computers decreased approximately 15% and 10% during the three and six months ended June 30, 2001, respectively, when compared to 2000. Increased sales of handheld pocket PCs, Internet devices and monitors were offset by decreased sales of desktop personal computers, printers and laptops for the six-month period.

Sales in the personal electronics category decreased approximately 8% and 4% for the three and six months ended June 30, 2001, respectively, when compared to the same periods in the prior year, primarily as a result of decreased sales of electronic gift items.

Sales in the services and other category, which includes residuals and income from prepaid wireless airtime, repair services and extended service contracts, increased 8% and 7% during the three and six month periods, respectively, when compared to the corresponding periods of 2000. During the second quarter and first six months of 2001, the increase in residual income was partially offset by a decrease in sales of prepaid wireless airtime.

RadioShack Retail Outlets

                                June 30,    March 31,   December 31,  September 30,  June 30,
                                  2001        2001         2000          2000          2000
                                ---------   ---------    ---------     ---------     --------
Company-owned                       5,105       5,099        5,109         5,082        5,060
Cool Things @ Blockbuster              96          --           --            --           --
Dealer/Franchise                    2,079       2,067        2,090         2,092        2,073
                                ---------    --------    ---------     ---------     --------
Total number of retail outlets      7,280       7,166        7,199         7,174        7,133
                                =========    ========    =========     =========     ========

Gross Profit

During the second quarter of 2001, gross profit dollars decreased 4.0% to $512.4 million and 2.8 percentage points to 49.3% of net sales and operating revenues, when compared to the second quarter of 2000. For the six months ended June 30, 2001, gross profit dollars increased slightly to $1,058.9 million, but decreased
2.1 percentage points to 48.6% of net sales and operating revenues, versus the corresponding period in 2000. These gross profit percentage point decreases were attributable to inventory markdowns of slower moving products, as well as to promotional markdowns taken on personal computers. In addition, we experienced some margin erosion, as wireless communication sales became a larger part of our total sales. Wireless phones have a lower gross margin than the company average. We also experienced a shift in our wireless sales mix from TDMA cellular technology to lower gross margin CDMA cellular technology. These decreases were partially offset by an increase in residual income, which has 100% gross margin, as well as by an increase in the gross profit percentage for the parts, accessories and specialty equipment category. We anticipate that gross profit as a percentage of net sales and operating revenues will continue to decrease, but at a lesser rate during the remainder of 2001, when compared to the same prior year periods.

Selling, General and Administrative Expense

Our SG&A expense increased 5.4% or $20.4 million and 6.9% or $51.6 million for the quarter and six months ended June 30, 2001, respectively, when compared to the same periods in the prior year. This represents 1.4 and 0.6 percentage point increases to 38.3% and 36.9% of net sales and operating revenues for the quarter and six months ended June 30, 2001, respectively, when compared to the same periods the prior year. This increase in percentage points was primarily due to lost leverage from less than anticipated sales.

For both the three and six months ended June 30, 2001, our advertising expense increased in dollars and as a percentage of net sales and operating revenues, when compared to the same periods the prior year. This increase related primarily to a continued shift from print to broadcast media. Rent expense increased in dollars and as a percent of sales and operating revenues for the three and six months ended June 30, 2001, when compared to the same periods in the prior year. These increases were due to both lease renewals at slightly higher rates and an increase in the average size of our new stores. Our payroll expense decreased in dollars and as a percent of sales and operating revenues for the quarter ended June 30, 2001, when compared to the same period the prior year. However, our payroll expense increased in dollars while decreasing as a percent of sales and operating revenues for the six months ended June 30, 2001, in comparison to the same period the prior year. Payroll expense increased in dollars during the six month period ended June 30, 2001 due to retail store expansion and increases in commissions, bonuses and other incentives resulting from overall increases in comparable store sales and profits. Management anticipates that RadioShack will maintain slight leverage improvement in its major expense categories for the remainder of 2001, dependent upon planned continuous sales growth.

Net Interest Expense

Interest expense, net of interest income, for the three and six months ended June 30, 2001 was $8.0 million and $16.6 million, respectively, versus $8.2 million and $13.1 million for the comparable three and six months in 2000. The increase in interest expense for the six months ended June 30, 2001 was higher than in the prior year due to higher average debt outstanding during the first four months of 2001, compared to the first four months of 2000. We expect interest expense, net of interest income, to increase during the remainder of 2001, when compared to the prior year. This expected increase is due primarily to the pay-off of the CompUSA note receivable on June 22, 2001, which eliminated the associated interest income.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the second quarters of both 2001 and 2000 was 38.0%.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $338.9 million in the six month period ended June 30, 2001, compared to cash flow used by operating activities of $10.8 million in the prior year. This $349.7 million increase in operating cash flow was primarily attributable to reductions of $190.2 million in inventory and $152.7 million in accounts receivable during the six month period ended June 30, 2001. These decreases were partially offset by reductions in accounts payable, accrued expenses and income taxes payable during the first six months of 2001.

Inventory at June 30, 2001 decreased $190.2 million or 16.3% since December 31, 2000 and also decreased $73.2 million or 7.0% since June 30, 2000. The decreases since December 31, 2000 and June 30, 2000 were primarily due to sales of satellite systems, wireless telephones and desktop personal computers, as well as improved inventory management.

At June 30, 2001, accounts receivable had decreased $170.1 million or 36.6% since December 31, 2000 and increased $63.1 million or 27.3% since June 30, 2000. The decrease since year-end was primarily due to seasonal fluctuations, as well as the collection of accounts receivable outstanding at year-end. The increase since June 30, 2000 related primarily to increased vendor and service provider receivables resulting from increased sales of wireless communications and services, DTH satellite systems and services, and long distance service.

Cash provided by our investing activities was $60.4 million for the six months ended June 30, 2001, compared to $26.7 million provided in the previous year. During the second quarter of 2001, we received $123.6 million for the final settlement of the CompUSA note. Investing activities for the six months ended June 30, 2001 included capital expenditures totaling $62.1 million, primarily for retail remodels and expansion and for upgrades of information systems. We anticipate that capital expenditure requirements will approximate $55.0 million to $65.0 million for the remainder of 2001, primarily to support RadioShack store refurbishments and expansion, as well as new and enhanced information systems.

Cash used by financing activities for the six months ended June 30, 2001 was $193.9 million, compared to $94.6 million in the previous year. We purchased $87.6 million of treasury stock for the six months ended June 30, 2001, compared to $311.1 million during the same period of 2000. On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. The interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commences on November 15, 2001 and the notes mature on May 15, 2011. On August 3, 2001 we exchanged substantially all of these notes for a similar amount of publicly registered notes through the use of an exchange offer under an SEC form S-4 registration statement, which became effective June 22, 2001. The net effect of this exchange is that no additional debt was issued on August 3, 2001 and substantially all of the notes are now registered with the SEC. The net decrease in short-term debt of $461.3 million for the six-month period ended June 30, 2001 was due to the repayment of short-term debt with funds received from the 10-year notes issued.

During the second quarter of 2001, we repurchased 1.7 million shares of our common stock for $49.5 million. This brought the total number of shares repurchased since the inception of our 10.0 million-share repurchase program to
2.1 million shares totaling $65.7 million at June 30, 2001. In connection with the share repurchase program, our Board of Directors has authorized us to sell up to 4.6 million put options on our common stock, supplemented through equity forwards, with an expiration date no later than December 31, 2002. We have sold approximately 1.5 million put options since the inception of this program and approximately 0.1 million put options remained outstanding at June 30, 2001. We may continue to execute share repurchases, put options and equity forwards from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, our liquidity and other considerations.

Total debt as a percentage of total capitalization was 42.6% at June 30, 2001, compared to 47.0% at December 31, 2000 and 50.3% at June 30, 2000. Our decrease in the debt-to-capitalization ratio since December 2000 resulted primarily from a reduction in our debt due to decreases in both inventories and accounts receivable. Long-term debt as a percentage of total capitalization was 38.2% at June 30, 2001, compared to 18.2% at December 31, 2000 and 22.0% at June 30, 2000. This increase was due to the issuance of $350.0 million of 10-year 7 3/8% notes due May 15, 2011.

In the second quarter of 2001, we renewed our existing $300.0 million 364-day revolving credit facility and also extended the maturity date to June 2002. The terms of the 364-day revolving credit facility remained similar to the previous facility. We also have a $300.0 million five-year revolving credit facility maturing June 2003. The revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes. We believe that our present borrowing capacity is greater than our established credit lines and long-term debt in place.

RECENT EVENTS

In November 1999, we formed a limited liability company, RadioShack.com LLC. In January 2000, Microsoft Corporation contributed $100.0 million for 100% of the issued preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC.

On July 25, 2001 we announced that we intend to pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and after, at the discretion of our Board of Directors, will be paid annually in December.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") in July 2001, which establishes accounting and reporting standards for all business combinations. SFAS 141 becomes effective for all business combinations initiated after June 30, 2001. We adopted SFAS 141 effective July 1, 2001.

The Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001, which establishes accounting and reporting standards for goodwill and other intangible assets. SFAS 142 becomes effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Among other things, SFAS 142 eliminates the amortization of goodwill, but requires an annual review of the possible impairment of goodwill. We will adopt SFAS 142 effective January 1, 2002. Our current goodwill amortization is approximately $2.5 million on an annual basis. At June 30, 2001 we had $49.3 million of goodwill related primarily to the acquisition of AmeriLink in July 1999.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2001, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, we do not use derivatives for speculative purposes.

Our exposure to market risks results from changes in short-term interest rates. Interest rate risk exists principally with respect to $150.0 million indebtedness, which, because of the interest rate swaps discussed in Note 11 of the financial statements, effectively bears interest at short-term floating rates. In the future, an unfavorable change of 100 basis points in the interest rate applicable to this floating-rate indebtedness could result in additional interest expense of $0.4 million for a three-month period. This assumption assumes no change in the principal or the incurring of additional indebtedness.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. The liability, if any, associated with these matters was not determinable at June 30, 2001. Although occasional adverse settlements or resolutions may occur and negatively impact our earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)      RadioShack held its Annual Meeting of Stockholders on May 17, 2001.

b) (1) RadioShack elected directors to serve for the ensuing year. Out of the 191,509,151 eligible votes, 158,679,050 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A or by security holders voting in person. There were 26,637,613 broker non-votes. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

                                        VOTES            VOTES
        NAME OF DIRECTOR                 FOR            WITHHELD
        -------------------------    -------------    -------------

        Frank J. Belatti              155,948,137       2,730,913
        Ronald E. Elmquist            155,943,646       2,735,404
        Lawrence V. Jackson           151,363,087       7,315,963
        Robert J. Kamerschen          156,072,724       2,606,326
        Lewis F. Kornfeld, Jr.        153,513,677       5,165,373
        Jack L. Messman               151,814,930       6,864,120
        William G. Morton, Jr.        156,472,867       2,206,183
        Thomas G. Plaskett            155,338,965       3,340,085
        Leonard H. Roberts            156,459,812       2,219,238
        Alfred J. Stein               156,461,868       2,217,182
        William E. Tucker             156,009,210       2,669,840
        Edwina D. Woodbury            155,986,597       2,692,453

    (2) The stockholders voted to approve the adoption of the RadioShack Corporation 2001 Incentive Stock Plan:

               FOR             AGAINST          ABSTAIN
             -------           -------          -------
            99,565,556        57,447,730       1,665,764

ITEM 5.  OTHER INFORMATION

On May 17, 2001, we announced the appointment of Richard J. Hernandez to our Board of Directors. Mr. Hernandez is currently President of the Corporate Solutions Group for McKesson HBOC.

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





                                                       RadioShack Corporation
                                                          (Registrant)







Date:  August 13, 2001                         By   /s/  Richard L. Ramsey
                                                   -----------------------------
                                                        Richard L. Ramsey
                                                   Vice President and Controller
                                                        (Authorized Officer)






Date:  August 13, 2001                              /s/   Michael D. Newman
                                                   -----------------------------
                                                          Michael D. Newman
                                                    Senior Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)

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

10a* Third Amendment to Revolving Credit Agreement (Facility A) dated as of June 12, 2001 among RadioShack Corporation, the Lenders listed therein, the Bank of America, N.A., as Agent, Citibank, N.A.and Fleet National Bank, as Co-Syndication Agents, The Bank of New York and First Union National Bank, as Co-Documentation Agents, amending the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (filed as Exhibit 4n to RadioShack's Form 10Q filed on August 13, 1998).

11*            Statement of Computation of Ratios of Earnings to Fixed Charges.

----------------------------

* filed with this report

                                                                     EXHIBIT 10a

                               THIRD AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT
                                  (FACILITY A)

THIS THIRD AMENDMENT TO REVOLVING CREDIT AGREEMENT (Facility A) (this "Third Amendment"), dated as of June 12, 2001 (but effective as of June 21, 2001), is entered into among RADIOSHACK CORPORATION (formerly known as Tandy Corporation), a Delaware corporation (the "Company"), the Lenders listed on the signature pages hereof (the "Lenders"), CITIBANK, N.A. and FLEET NATIONAL BANK, as Co-Syndication Agents for the Lenders (in such capacity, the "Co-Syndication Agents"), THE BANK OF NEW YORK and FIRST UNION NATIONAL BANK, as Documentation Agents for the Lenders (in such capacity, the "Documentation Agents"), and BANK OF AMERICA, N.A. (formerly known as NationsBank, N.A.), as Agent for the Lenders (in such capacity, the "Agent").

                                    BACKGROUND
A. The Company, certain of the Lenders, the Co-Syndication Agents, the Documentation Agents, and the Agent are parties to that certain Revolving Credit Agreement (Facility A), dated as of June 25, 1998, as amended by that certain First Amendment to Revolving Credit Agreement (Facility A), dated as of June 24, 1999, and that certain Second Amendment to Credit Agreement (Facility A), dated as of June 22, 2000 (said Revolving Credit Agreement (Facility A), as amended, the "Credit Agreement"; the terms defined in the Credit Agreement and not otherwise defined herein shall be used herein as defined in the Credit Agreement).

B. The Company, the Lenders, the Co-Syndication Agents, the Documentation Agents and the Agent desire to (i) make certain amendments to the Credit Agreement,
(ii) add The Huntington National Bank as a new Lender ("Huntington"), and (iii) remove SunTrust Bank ("SunTrust") as a Lender.

NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are all hereby acknowledged, the Company, the Lenders, the Co-Syndication Agents, the Documentation Agents and the Agent covenant and agree as follows:

1.   AMENDMENTS TO CREDIT AGREEMENT.
     ------------------------------

(a) The definition of "Applicable Margin" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

"Applicable Margin" means, on any date, with respect to Eurodollar Loans or Base Rate Loans, as the case may be, the applicable spreads set forth below based upon the ratings applicable on such date to the Company's Index Debt.

                                              Eurodollar Loan    Base Rate Loan
                                                  Spread             Spread


       Category 1                                 0.215%               0%
       ----------
       A or higher by S & P; or
       A2 or higher by Moody's


       Category 2                                 0.330%               0%
       ----------
       A- by S & P; or
       A3 by Moody's

       Category 3                                 0.410%               0%
       ----------
       BBB+ by S & P; or
       Baa1 by Moody's

       Category 4                                 0.515%               0%
       ----------
       BBB by S & P; or
       Baa2 by Moody's

       Category 5                                 0.600%               0%
       ----------
       BBB- by S & P; or
       Baa3 by Moody's


For purposes of the foregoing, (a) if neither Moody's nor S&P shall have in effect a rating for Index Debt, then both such rating agencies will be deemed to have established ratings for Index Debt in Category 5; (b) if only one of Moody's and S&P shall have in effect a rating for Index Debt, the Company and the Lenders will negotiate in good faith to agree upon another rating agency to be substituted by an amendment to this Agreement for the rating agency which shall not have a rating in effect, and pending the effectiveness of such amendment the Applicable Margin will be determined by reference to the available rating; (c) if the rating established or deemed to have been established by Moody's and S&P shall fall within different Categories, the Applicable Margin shall be determined by reference to the superior (or numerically lower) Category; provided, however, if the difference in the ratings established by Moody's and S&P shall be more than two Categories, the Applicable Margin shall be determined by reference to the Category which is one Category below the superior (or numerically lower) Category; and (d) if any rating established or deemed to have been established by Moody's or S&P shall be changed (other than as a result of a change in the rating system of either Moody's or S&P), such change shall be effective as of the date on which such change is first announced by the rating agency making such change. Each change in the Applicable Margin shall apply to all Eurodollar Loans that are outstanding at any time during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of either Moody's or S&P shall change prior to the Maturity Date, the Company and the Lenders shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system. In addition, the Applicable Margin for Eurodollar Loans or Base Rate Loans shall be increased above the per annum percentages set forth above by (a) 0.050% on each Utilization Premium Date occurring when the Applicable Margin is determined by reference to Category 1, (b) 0.100% on each Utilization Premium Date occurring when the Applicable Margin is determined by reference to Category 2 and (c) 0.125% on each Utilization Premium Date when the Applicable Margin is determined by reference to Category 3, 4 or 5.

(b) The definition of "Applicable Fee Percentage" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

"Applicable Fee Percentage" means, on any date, the applicable percentage set forth below based upon the ratings applicable on such date to the Company's senior, unsecured, non-credit-enhanced long term indebtedness for borrowed money ("Index Debt"):

                                                Applicable Fee Percentage

       Category 1                                        0.060%
       ----------
       A or higher by S & P; and
       A2 or higher by Moody's

       Category 2                                        0.070%
       ----------
       A- by S & P; and
       A3 by Moody's

       Category 3                                        0.090%
       ----------
       BBB+ S & P; and
       Baa1 by Moody's

       Category 4                                        0.110%
       ----------
       BBB by S & P; and
       Baa2 by Moody's

       Category 5                                        0.150%
       ----------
       BBB- or lower by S & P; or
       Baa3 or lower by Moody's

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

(c) The definition of "Co-Agent" is hereby deleted from Section 1.1 of the Credit Agreement.

(d) The definition of "Co-Syndication Agent" is hereby added to Section 1.1 of the Credit Agreement to read as follows:

   "Co-Syndication Agent" means, collectively, Citibank, N.A. and Fleet National
    Bank, and any successors thereto.

(e) The definition of "Designating Lender" is hereby added to Section 1.1 of the Credit Agreement to read as follows:

   "Designating Lender" has the meaning specified in Section 9.16.

(f) The definition of "Documentation Agent" is hereby added to Section 1.1 of the Credit Agreement to read as follows:

   "Documentation Agent" means, collectively, The Bank of New York and First
    Union National Bank, and any successors thereto.

(g) The definition of "Managing Agent" is hereby deleted from Section 1.1 of the Credit Agreement.

(h) The definition of "Maturity Date" set forth in Section 1.1 of the Credit Agreement is hereby amended to read as follows:

   "Maturity Date" means June 19, 2002, or the earlier of termination of the Commitments pursuant to Section 7.1.

(i) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "Consolidated EBITDAR" thereto in proper alphabetical order as follows:

   "Consolidated EBITDAR" means, for any period, for the Company and its Subsidiaries, calculated on a consolidated basis, the sum of (a) Consolidated EBITDA for such period, plus (b) lease and rental expense for such period.

(j) Section1.1 of the Credit Agreement is hereby amended by adding the defined term "Fixed Charge Coverage Ratio" thereto in proper alphabetical order as follows:

   "Fixed Charge Coverage Ratio" means, as of any date of determination, the ratio of (a) Consolidated EBITDAR for the period of four fiscal quarters ending on such date to (b) the sum of (i) interest expense (including interest expense in respect of Capital Leases) of the Company and its Subsidiaries on a consolidated basis for the period of four fiscal quarters ending on such date and (ii) lease and rental expense of the Company and its Subsidiaries for the four fiscal quarters ending on such date.

(k) Section 1.1 of the Credit Agreement is hereby amended by adding the defined term "SPV" thereto in proper alphabetical order to read as follows:

   "SPV" has the meaning specified in Section 9.16.

(l) Section 5.5(c) of the Credit Agreement is hereby amended to read as follows:

   "(c) Officer's Certificate. Together with the financial statements furnished by the Company under the preceding clauses (a) and (b), a certificate of the Company's Chief Financial Officer, Vice President and Treasurer or Vice President and Controller dated the date of such annual audit report or such quarterly financial statement, as the case may be, to the effect that no Event of Default or Default, has occurred or is continuing, or if there is such event, describing it and the steps, if any, being taken to cure it, and containing a calculation, in form and substance satisfactory to the Agent, to evidence compliance with Sections 6.9 and 6.12;

(m) Article VI of the Credit Agreement is hereby amended by adding a new Section
6.12 thereto to read as follows:

    Section 6.12 Fixed Charge Coverage Ratio. The Company will not permit the Fixed Charge Coverage Ratio to be less than 2.00 to 1 at the end of any fiscal quarter.

(n) Section 9.7(b) of the Credit Agreement is hereby amended by adding the following sentence to the end thereof to read as follows:

    Notwithstanding anything in this Section 9.7 to the contrary, Section 9.16 may not be amended or modified without the written consent of the Designating Lender affected thereby.

(o) Section 9.12 of the Credit Agreement is hereby amended to read as follows:

    Section 9.12 No Duties of Co-Syndication Agents and Documentation Agents. The Company and the Lenders acknowledge that the Co-Syndication Agents and the Documentation Agents shall have no duties, responsibilities or liabilities in their respective capacities as Co-Syndication Agents and Documentation Agents.

(p) Article IX of the Credit Agreement is hereby amended by adding a new Section
9.16 thereto to read as follows:

    Section 9.16. Designation.

    (a) Notwithstanding anything to the contrary contained in this Agreement or in any other Loan Document, if Company gives a Notice of Borrowing under
    Section 2.3 of this Agreement any Lender (a "Designating Lender") may grant to one or more special purpose funding vehicles (each, an "SPV"), identified as such in writing from time to time by the Designating Lender to the Agent and the Company, the option to provide to the Company all or any part of any Loan that such Designating Lender would otherwise be obligated to make to the Company pursuant to this Agreement; provided that (i) nothing herein shall constitute a commitment by any SPV to make any Loan, (ii) if an SPV elects not to exercise such option or otherwise fails to provide all or any part of such Loan, the Designating Lender shall be obligated to make such Loan pursuant to the terms hereof, (iii) the Designating Lender shall remain liable for any indemnity or other payment obligation with respect to its Commitment hereunder, and all other contractual obligations of the Designating Lender under this Agreement, provided that funding by an SPV under the Designating Lender's Commitment shall be effective to discharge the Designating Lender's obligation to fund under the Commitment to the same extent as if the Designating Lender had funded the Loans, (iv) the SPV shall only be entitled to the cost protection provisions contained in Sections
    2.12 through 2.14 to the same extent that the Designating Lender would be entitled to the benefit of such cost protection provisions and (v) the Company shall not otherwise incur any additional costs, liabilities or obligations under this Agreement or any other Loan Document as a result of a Designating Lender granting such option to any SPV. The making of a Loan by an SPV hereunder shall utilize the Commitment of the Designating Lender to the same extent, and as if, such Loan were made by such Designating Lender.

    (b) As to any Loans or portion thereof made by it, each SPV shall have all the rights that a Lender making such Loans or portion thereof would have had under this Agreement; provided, however, that each SPV shall have granted to its Designating Lender an irrevocable power of attorney in form and substance satisfactory to Company and Agent, to deliver and receive all communications and notices under this Agreement (and any other Loan Document) and to exercise on such SPV's behalf, all of such SPV's voting rights under this Agreement; it being understood that such irrevocable power of attorney shall grant the related Designating Lender the sole, absolute and independent discretion to exercise such SPV's voting rights, which power of attorney shall provide that Company may deal solely with the Designating Lender with respect to delivery and receipt of all communications and notices, and with respect to voting rights arising from the Designating Lender's Commitment. The Company, the Agent and the other Lenders may rely on the acts, statements and representations of the Designating Lender with respect to this Agreement, the Note issued to the Designating Lender, the Commitment of the Designating Lender hereunder and all actions taken by the Designating Lender for itself and under the power of attorney granted by the SPV to the Designating Lender. No additional Note shall be required to evidence the Loans or portion thereof made by an SPV; and the related Designating Lender shall be deemed to hold its Note as agent for such SPV to the extent of the Loans or portion thereof funded by such SPV. In addition, any payments for the account of any SPV shall be paid to its Designating Lender as agent for such SPV. Any payments made by Company to the Designating Lender with respect to the Note shall be credited to the Note and such credits shall be binding on the SPV, whether or not the SPV actually receives any such payment from the Designating Lender.

    (c) Each party hereto hereby agrees that no SPV shall be liable for any indemnity or payment under this Agreement for which a Lender would otherwise be liable. In furtherance of the foregoing, each party hereto hereby agrees (which agreements shall survive the termination of this Agreement) that, prior to the date that is one year and one day after the payment in full of all outstanding commercial paper or other senior indebtedness of any SPV, it will not institute against, or join any other person in instituting against, such SPV any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings under the laws of the United States or any State thereof as a result of any action taken or omitted to be taken by such SPV in connection with this Agreement.

    (d) In addition, notwithstanding anything to the contrary contained  in this
    Section 9.16 or otherwise in this Agreement, any SPV may (i) at any time and without paying any processing fee therefor, assign or participate all or a portion of its interest in any Loans to the Designating Lender or to any financial institutions providing liquidity and/or credit support to or for the account of such SPV to support the funding or maintenance of Loans and
    (ii) disclose on a confidential basis, under confidentiality terms approved by Company and Agent, any non-public information relating to its Loans to any rating agency or provider of any surety, guarantee or credit or liquidity enhancements to such SPV. This Section 9.16 may not be amended without the written consent of any Designating Lender affected thereby.

    (e) Designating Lender shall respond timely to all requests under the Agreement that require approval, consent or other action by Lenders, so that Company, the Agent and the other Lenders shall experience no delay with respect to any such request as a result of the designation of any SPV.

    (f) If a financial institution providing liquidity and/or credit support to a SPV receives an assignment or participation, under subsection (i) of section 9.16(d) the financial institution shall be bound by the provisions of this Section 9.16 with respect to Company's, the Agent's and the other Lender's rights to deal with the Designating Lender with respect to this Agreement and all Loans made under the Designating Lender's Commitment and in no event will the financial institution receive greater rights than those held by the SPV.

(q) The Commitment of (i) Huntington is the amount beside Huntington's name on the signature pages hereof and (ii) each Lender other than Huntington is hereby amended or reaffirmed to be the amount indicated beside each such Lender's name on the signature pages thereof.

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

(c) the Company has full power and authority to execute and deliver this Third Amendment, the Note payable to the order of Huntington (the "Huntington Note"), and the Credit Agreement, as amended hereby, the Huntington Note and this Third Amendment constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable debtor relief laws and by general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law) and except as rights to indemnity may be limited by federal or state securities laws;

(d) neither the execution, delivery and performance of this Third Amendment, the Huntington Note or the Credit Agreement, as amended hereby, nor the consummation of any transactions contemplated herein or therein, will conflict with any law, rule or regulation, the articles of incorporation or bylaws of the Company, or any indenture, agreement or other instrument to which the Company or any of its property is subject; and

(e) no authorization, approval, consent, or other action by, notice to, or filing with, any governmental authority or other Person, is required for the execution, delivery or performance by the Company of this Third Amendment or the Huntington Note.

3. CONDITIONS OF EFFECTIVENESS. This Third Amendment shall be effective as of June 21, 2001 (including the amendment of the Applicable Fee Percentage and the Applicable Margin set forth in Section 1 of this Third Amendment), subject to the following:

(a) the Agent shall have received counterparts of this Third Amendment executed by each of the Lenders;

(b) the Agent shall have received counterparts of this Third Amendment executed by the Company;

(c) the Agent shall have received a certified resolution of the Board of Directors of the Company authorizing the execution, delivery and performance of this Third Amendment and the Huntington Note;

(d) the Agent shall have received an opinion of counsel to the Company, in form and substance satisfactory to the Agent, with respect to the matters set forth in Sections 2(c), (d) and (e) of this Third Amendment;

(e) the Borrower shall have paid the legal fees and expenses of the Agent's legal counsel;

(f) SunTrust shall have received payment in full of all amounts due and owing to it under the Credit Agreement; and

(g) the Agent shall have received, in form and substance satisfactory to the Agent and its counsel, such other documents, certificates and instruments as the Agent shall require.

4. SUNTRUST. Upon satisfaction of the conditions set forth in Section 3 of this Third Amendment, SunTrust shall (a) not be a Lender under the Credit Agreement and shall no longer have any rights or obligations with respect thereto, except for those which expressly survive termination of the Credit Agreement or termination of any Commitments thereunder and (b) mark its Note "PAID IN FULL" and return its Note to the Company.

5. PURCHASE BY LENDERS. Simultaneously with the satisfaction of conditions of effectiveness set forth in Section 3 hereof, each Lender shall purchase or sell (as the case may be), without recourse, an amount of Loans outstanding such that after giving effect to this Third Amendment, the amount of each Lender's Commitment under the Credit Agreement which has been utilized shall be pro rata among the Lenders in the proportions that their respective Commitments bear to the Total Commitments. The parties hereto agree that the provisions of Section
9.3 of the Credit Agreement shall not be applicable to Huntington pursuant to this Third Amendment.

6. HUNTINGTON REPRESENTATIONS. Huntington (a) represents and warrants that it is legally authorized to enter into this Third Amendment and become a Lender under the Credit Agreement; (b) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.5 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to become a Lender under the Credit Agreement; (c) agrees that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (d) appoints and authorizes the Agent to take such action as an agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (e) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender; and (f) agrees that it will keep confidential all information with respect to the Company furnished to it by the Company or the Assignor (other than information generally available to the public or otherwise available to the Assignor on a non-confidential basis).

7.  REFERENCE TO THE CREDIT AGREEMENT.

    (a) Upon the effectiveness of this Third Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", or words of like import shall mean and be a reference to the Credit Agreement, as amended by this Third Amendment.

    (b) The Credit Agreement, as amended by this Third Amendment, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

8. COSTS, EXPENSES AND TAXES. The Company agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, reproduction, execution and delivery of this Third Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Agreement, as amended by this Third Amendment).

9. EXECUTION IN COUNTERPARTS. This Third Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which when taken together shall constitute but one and the same instrument.

10. GOVERNING LAW: BINDING EFFECT. This Third Amendment shall be governed by and construed in accordance with the laws of the State of Texas (without regard to principles of conflicts of law) and the United States of America, and shall be binding upon the Company, the Syndication Agent, the Documentation Agent, the Managing Agent, each Co-Agent, the Agent, and each Lender and their respective successors and assigns.

11. HEADINGS. Section headings in this Third Amendment are included herein for convenience of reference only and shall not constitute a part of this Third Amendment for any other purpose.

12. ENTIRE AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THIS THIRD AMENDMENT, AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, the parties hereto have executed this Third Amendment as the date first above written.

                                 RADIOSHACK CORPORATION

                                 By:    /s/
                                 -----------------------------------------------
                                 -----------------------------------------------
                                 Martin Moad
                                 Treasurer


                                 BANK OF AMERICA, N.A., as Agent and as a Lender
Commitment: $32,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

                                 CITIBANK, N.A., as Co-Syndication Agent and as a Lender
Commitment: $31,500,000
                                 By:      /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 FLEET NATIONAL BANK, as Co-Syndication Agent and as a Lender
Commitment: $27,500,000
                                 By:      /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 THE BANK OF NEW YORK, as a Documentation Agent and as a Lender
Commitment: $27,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 FIRST UNION NATIONAL BANK, as a Documentation Agent and as a Lender
Commitment: $27,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 NATIONAL CITY BANK
Commitment: $16,000,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

                                 KBC BANK N.V., NEW YORK BRANCH
Commitment: $16,000,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 FIRSTAR BANK, N.A.
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 THE HUNTINGTON NATIONAL BANK
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 WELLS FARGO BANK, N.A.
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 FIFTH THIRD BANK
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 BANK OF TOKYO-MITSUBISHI TRUST COMPANY
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 KEYBANK NATIONAL ASSOCIATION
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

                                 BANCA NAZIONALE DEL LAVORO S.p.A.,
                                 NEW YORK BRANCH
Commitment: $13,500,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 BANK ONE, N.A.
Commitment: $10,000,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

                                 FIRST HAWAIIAN BANK
Commitment: $10,000,000
                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:


                                 HIBERNIA NATIONAL BANK
Commitment: $7,000,000

                                 By:    /s/
                                 -----------------------------------------------
                                 Name:
                                 -----------------------------------------------
                                 Title:

ACKNOWLEDGED AND AGREED
FOR PURPOSES OF SECTION 4
HEREOF AND NOT AS A LENDER

SUNTRUST BANK



By:     /s/
        ----------------------------------------
        Name:
        ----------------------------------------
        Title:

                                                                      EXHIBIT 11
                             RADIOSHACK CORPORATION

         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                    -------------------   -------------------
(In millions, except ratios)                          2001       2000       2001       2000
----------------------------                        --------   --------   --------   --------
Ratio of Earnings to Fixed Charges:

Net income                                          $   41.2   $   75.4   $   87.7   $  145.1
Plus provision for income taxes                         25.3       46.2       53.8       88.9
                                                    --------   --------   --------   --------
Income before income taxes                              66.5      121.6      141.5      234.0
                                                    --------   --------   --------   --------

Fixed charges:

Interest expense and amortization of debt discount      12.2       12.4       25.2       21.9
Amortization of issuance expense                         0.0        0.3        0.2        0.5
Appropriate portion (33 1/3%) of rentals                18.7       17.7       37.5       35.3
                                                    --------   --------   --------   --------
    Total fixed charges                                 30.9       30.4       62.9       57.7
                                                    --------   --------   --------   --------

Earnings before income taxes and fixed charges      $   97.4   $  152.0   $  204.4   $  291.7
                                                    ========   ========   ========   ========

Ratio of earnings to fixed charges                      3.15       5.00       3.25       5.06
                                                    ========   ========   ========   ========

Ratio of Earnings to Fixed Charges and Preferred
Dividends:

Total fixed charges, as above                       $   30.9   $   30.4   $   62.9   $   57.7
Preferred dividends                                      1.2        1.3        2.5        2.7
                                                    --------   --------   --------   --------
Total fixed charges and preferred dividends         $   32.1   $   31.7   $   65.4   $   60.4
                                                    ========   ========   ========   ========

Earnings before income taxes and fixed charges      $   97.4   $  152.0   $  204.4   $  291.7
                                                    ========   ========   ========   ========

Ratio of earnings to fixed charges and preferred
 dividends                                              3.03       4.79       3.13       4.83
                                                    ========   ========   ========   ========

