Form 10-Q
period 2001-09-30
RADIOSHACK CORP
filed 2001-11-14
CIK 96289

QuickLinks    Click here for the document index.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-5571

RADIOSHACK CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1047710 (I.R.S. Employer Identification No.)
100 Throckmorton Street, Suite 1800 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

(817) 415-3700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 2001 was 179,239,986.

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2001	2000	2001	2000
Net sales and operating revenues	$1,080.9	$1,140.4	$3,259.9	$3,211.0
Cost of products sold	554.9	575.0	1,675.0	1,596.0

Gross profit	526.0	565.4	1,584.9	1,615.0

Expenses (income):
Selling, general and administrative	403.8	404.2	1,207.0	1,155.8
Depreciation and amortization	27.4	26.7	82.6	78.6
Employee separation and related costs	13.5	--	13.5	--
Loss on sale of Computer City	--	--	12.4	--
Restricted stock awards	--	--	--	(1.0)

Total operating expenses	444.7	430.9	1,315.5	1,233.4

Operating income	81.3	134.5	269.4	381.6

Interest income	2.8	4.3	11.4	13.1
Interest expense	(13.6)	(14.4)	(38.8)	(36.3)
Provision for loss on Internet-related investment	--	--	(30.0)	--

Income before income taxes	70.5	124.4	212.0	358.4
Provision for income taxes	26.7	47.3	80.5	136.2

Net income	43.8	77.1	131.5	222.2

Preferred dividends	1.2	1.3	3.7	4.0

Net income available to common shareholders	$42.6	$75.8	$127.8	$218.2

Net income available per common share:
Basic	$0.23	$0.41	$0.69	$1.16

Diluted	$0.23	$0.39	$0.67	$1.11

Shares used in computing earnings per common share:
Basic	183.2	186.7	185.2	187.6

Diluted	189.9	197.8	192.8	198.0

Dividends declared per common share	$0.055	$0.055	$0.165	$0.165

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
(In millions, except for share amounts)	September 30, 2001 (Unaudited)	December 31, 2000	September 30, 2000 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$246.3	$130.7	$74.9
Accounts and notes receivable, net	302.9	464.7	313.2
Inventories, at lower of cost or market	1,103.6	1,164.3	1,208.0
Other current assets	66.6	58.5	99.1

Total current assets	1,719.4	1,818.2	1,695.2

Property, plant and equipment, net	466.2	456.8	456.7
Other assets, net of accumulated amortization	148.1	301.5	306.4

Total assets	$2,333.7	$2,576.5	$2,458.3

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$106.7	$478.6	$541.3
Accounts payable	315.1	234.8	258.6
Accrued expenses	284.1	330.1	259.0
Income taxes payable	139.6	188.9	144.6

Total current liabilities	845.5	1,232.4	1,203.5

Long-term debt, excluding current maturities	571.8	302.9	316.0
Other non-current liabilities	71.6	60.9	55.5

Total liabilities	1,488.9	1,596.2	1,575.0

Minority interest in consolidated subsidiary	--	100.0	100.0

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Series B convertible (TESOP), 100,000 shares authorized; 65,700, 68,800 and 69,700 shares issued, respectively	65.7	68.8	69.7
Common stock, $1 par value, 650,000,000 shares authorized; 236,033,000 issued	236.0	236.0	236.0
Additional paid-in capital	143.0	116.1	111.5
Retained earnings	1,754.4	1,661.5	1,530.5
Treasury stock, at cost; 55,909,000, 50,269,000 and 49,710,000 shares, respectively	(1,347.9)	(1,189.6)	(1,149.8)
Unearned deferred compensation	(5.9)	(11.5)	(13.7)
Accumulated other comprehensive loss	(0.5)	(1.0)	(0.9)

Total stockholders' equity	844.8	880.3	783.3
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$2,333.7	$2,576.5	$2,458.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
(In millions)	2001	2000

Cash flows from operating activities:
Net income	$131.5	$222.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loss on Internet-related investment	30.0	--
Loss on sale of Computer City	12.4	--
Depreciation and amortization	82.6	78.6
Restricted stock awards	--	(1.0)
Other items	26.3	23.3
Changes in operating assets and liabilities:
Receivables	143.9	(14.6)
Inventories	60.7	(346.6)
Other current assets	(6.4)	(25.9)
Accounts payable, accrued expenses and income taxes	(9.9)	(26.9)

Net cash provided (used) by operating activities	471.1	(90.9)

Investing activities:
Additions to property, plant and equipment	(97.7)	(91.5)
Proceeds from sale of property, plant and equipment	5.4	1.2
Purchase of minority interest in consolidated subsidiary	(88.0)	--
Proceeds from sale of minority interest in consolidated subsidiary	--	100.0
Proceeds from sale of equity securities	--	17.9
Proceeds from early retirement of CompUSA note	123.6	--
Investment in securities	--	(30.0)
Other investing activities	(4.1)	(3.1)

Net cash used by investing activities	(60.8)	(5.5)

Financing activities:
Purchases of treasury stock	(193.4)	(351.4)
Exercise of common stock put options	(2.1)	(8.6)
Proceeds from sale of common stock put options	0.3	0.5
Sales of treasury stock to employee stock plans	37.1	36.6
Proceeds from exercise of stock options	5.4	16.6
Dividends paid	(32.8)	(33.6)
Changes in short-term borrowings, net	(451.6)	354.8
Additions to long-term borrowings	346.4	--
Repayments of long-term borrowings	(4.0)	(8.2)

Net cash (used) provided by financing activities	(294.7)	6.7

Increase (decrease) in cash and cash equivalents	115.6	(89.7)
Cash and cash equivalents, beginning of period	130.7	164.6

Cash and cash equivalents, end of period	$246.3	$74.9

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

NOTE 2 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-Q and we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. However, operating results for the nine months ended September 30, 2001 do not necessarily indicate the results you might expect for the year ending December 31, 2001. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3 - EMPLOYEE SEPARATION AND RELATED COSTS
During the quarter ended September 30, 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a reduction in our labor force, primarily for early retirement and involuntary and voluntary employee severance. Costs incurred which impact continuing activities were excluded from this charge.

NOTE 4 - LOSS ON SALE OF COMPUTER CITY, INC.
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

NOTE 5 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
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

NOTE 6 - DEBT OFFERING
On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. The interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commences on November 15, 2001 and the notes mature on May 15, 2011. On August 3, 2001, pursuant to the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange is that no additional debt was issued on August 3, 2001 and substantially all of the notes are now publicly registered with the SEC.

NOTE 7 - REVOLVING CREDIT FACILITY
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

NOTE 8 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2001 and 2000, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
(In millions, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$43.8			$77.1
Less: Preferred stock dividends	(1.2)			(1.3)

Basic EPS
Net income available to common shareholders	42.6	183.2	$0.23	75.8	186.7	$0.41

Effect of dilutive securities:
Dividends on Series B preferred stock	1.2			1.3
Additional contribution required for TESOP if preferred stock had been converted	(0.9)	5.7		(0.9)	6.1
Stock options		1.0			5.0

Diluted EPS
Net income available to common shareholders plus assumed conversions	$42.9	189.9	$0.23	$76.2	197.8	$0.39

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
(In millions, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$131.5			$222.2
Less: Preferred stock dividends	(3.7)			(4.0)

Basic EPS
Net income available to common shareholders	127.8	185.2	$0.69	218.2	187.6	$1.16

Effect of dilutive securities:
Dividends on Series B preferred stock	3.7			4.0
Additional contribution required for TESOP if preferred stock had been converted	(2.6)	5.8		(2.6)	6.2
Stock options		1.8			4.2

Diluted EPS
Net income available to common shareholders plus assumed conversions	$128.9	192.8	$0.67	$219.6	198.0	$1.11

NOTE 9 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2001 and 2000 was $43.9 million and $77.1 million, respectively, and comprehensive income for the nine months ended September 30, 2001 and 2000 was $132.0 million and $222.1 million, respectively.

NOTE 10 - BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2000, the balance in the restructuring reserve was $11.0 million and consisted of the remaining estimated real estate obligations to be paid. During the three and nine months ended September 30, 2001, the charges incurred from the real estate obligations approximated the payments received from sublessees, leaving a balance in the reserve of $11.0 million at September 30, 2001.

NOTE 11 - RADIOSHACK.COM LLC
In November 1999, we formed a limited liability company, RadioShack.com LLC. In January 2000, Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS
We adopted Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting our long-term debt from fixed to variable rates. The notional amount of the interest rate swaps subject to variable rates as of September 30, 2001 was $150.0 million. Under these agreements, we have contracted to pay a variable rate based upon LIBOR and to receive fixed rate payments ranging from 6.95% to 7.35%. We have designated the agreements as fair value hedging instruments. Accordingly, we recorded an asset of $5.6 million (its fair value) for the swap agreements and adjusted the fair value of the related debt by the same amount.

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

  changes in general U.S. or regional U.S. economic conditions, including, but not limited to, recessionary trends, consumer credit availability, interest rates, inflation, household net worth and consumer spending levels, job security and unemployment, and consumer confidence about the economy in general;
  continuing terrorist activities in the U.S., as well as the resulting U.S. war on terrorism;
  the disruption of nationwide or regional transportation systems;
  changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
  the inability to successfully execute our strategic initiatives, including the development of our strategic business units ("SBUs") and emerging sales channels, as well as new alliances which may be formed with other retailers and third party service providers;
  the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
  the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
  the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
  the inability to successfully maintain our strategic alliances, including those with Compaq, DirecTV, Microsoft, RCA, Sprint, and/or Verizon Wireless;
  the lack of availability or access to sources of supply inventory;
  the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
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

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Sales decreased 5.2% to $1,080.9 million for the three months ended September 30, 2001, compared to $1,140.4 million in the corresponding prior year period. For the nine months ended September 30, 2001, our overall sales increased 1.5% to $3,259.9 million, compared to $3,211.0 million for the same period in 2000. Comparable store sales decreased 4% for the third quarter, but increased 2% for the nine-month period ended September 30, 2001, when compared to the prior year third quarter and nine-month periods, respectively. Our overall sales decrease for the third quarter was primarily the result of a significant decrease in sales dollars for personal computers and DTH satellite systems, although sales gains in our anchor businesses of wireless communications and parts, batteries and accessories, as well as residual income, partially offset this sales decrease. Our sales increase for the nine-month period was primarily attributable to an increase in sales of wireless phones, parts, batteries and accessories, and residual income and was partially offset by a decrease in sales of personal computers and prepaid airtime. Looking forward to the fourth quarter of 2001, we expect sales to be flat, reflecting the anticipated continuation of difficult retail sales trends.

Sales of communications products increased approximately 9% during both the three and nine-month periods ended September 30, 2001, when compared to the same periods in the prior year. Sales increases for these periods were due primarily to increases in both unit and dollar sales of wireless telephones. We expect sales of wireless phones to continue to increase for the remainder of 2001.

Sales in the parts, accessories and specialty equipment category increased approximately 3% and 5% during the three and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in the prior year. These increases resulted primarily from the sale of specialty batteries, video cables and accessories, and computer accessories. We expect the percent of sales increase for this category to outperform our total sales increase percentage for the remainder of the year.

Sales in the audio and video category decreased approximately 10% during the three months ended September 30, 2001, but increased slightly during the nine months ended September 30, 2001, when compared to the same periods in the prior year. This decrease during the third quarter of 2001 was primarily the result of selling DTH systems and services at a lower price.

Sales in the personal computers and peripherals category decreased approximately 48% and 19% during the three and nine months ended September 30, 2001, respectively, when compared to the corresponding periods in the prior year. The average selling price of personal computers decreased approximately 6% and 8% during the three and nine months ended September 30, 2001, respectively, when compared to 2000. Decreases in CPU units sold, as well as decreases in sales of monitors and printers, drove results. We anticipate sales of personal computers to be down for the fourth quarter, but to a lesser extent than the third quarter 2001 decrease.

Sales in the personal electronics category decreased approximately 5% and 4% for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in the prior year, primarily as a result of decreased sales of electronic gift items.

Sales in the services and other category consist of residuals and income from prepaid wireless airtime, repair services and extended service contracts. Sales for this category increased slightly for the quarter and 4% for the nine-month periods ended September 30, 2001, when compared to the same periods in the previous year. During the third quarter and first nine months of 2001, the increases in residual income were partially offset by decreases in sales of prepaid wireless airtime.

RadioShack Retail Outlets
	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000
Company-owned	5,133	5,105	5,099	5,109	5,082
Cool Things @ Blockbuster	123	96	---	---	---
Dealer/Franchise	2,101	2,079	2,067	2,090	2,092

Total number of retail outlets	7,357	7,280	7,166	7,199	7,174

Gross Profit

During the third quarter of 2001, gross profit dollars decreased 7.0% or 0.9 percentage points to $526.0 million or 48.7% of net sales and operating revenues, compared to 49.6% in the third quarter of 2000. For the nine months ended September 30, 2001, gross profit dollars decreased 1.9% or 1.7 percentage points to $1,584.9 million or 48.6% of net sales and operating revenues, versus the corresponding period in 2000. These gross profit percentage point decreases were primarily attributable to increased wireless communication sales. Wireless phones have a lower gross margin than the company average and are a larger part of our total sales mix this year. Shifts in our wireless sales mix from TDMA cellular technology to lower gross margin CDMA cellular technology also contributed to the lower wireless gross margin. An increase in the gross margin percentage for DTH satellite systems and services had a positive effect on the third quarter gross margin due to a change in the financial model during the quarter. The margin decreases for third quarter and year to date were also partially offset by an increase in residual revenue, which has 100% gross margin, and an increase in sales and the gross profit percentages for the parts, accessories and specialty equipment category. Lower sales of computers and higher sales of parts, batteries and accessories also positively impacted the company gross margin percentage mix. We anticipate that gross profit as a percentage of net sales and operating revenues for the fourth quarter of 2001 will be down when compared to the same prior year period.

Selling, General and Administrative Expense

Our SG&A expense decreased slightly for the third quarter when compared to the third quarter of 2000. For the nine months ended September 30, 2001, SG&A expense increased 4.4% or $51.2 million over the corresponding prior year period. These changes represent 2.0 and 1.0 percentage point increases to 37.4% and 37.0% of net sales and operating revenues for the quarter and nine months ended September 30, 2001, respectively, when compared to the same periods the prior year. These percentage point increases were primarily due to lost leverage from less than anticipated sales.

Advertising expense decreased in both dollars and as a percent of sales and operating revenues for the third quarter ended September 30, 2001, when compared to the same prior year period. This decrease is primarily attributable to the decrease in the number of newspaper inserts, when compared to the same prior year period. Advertising expense increased in both dollars and as a percent of sales and operating revenues for the nine months ended September 30, 2001, when compared to the same period in the prior year. This increase relates primarily to a continued shift from print to broadcast media. Rent expense increased in dollars and as a percent of sales and operating revenues for the three and nine months ended September 30, 2001, when compared to the same periods in the prior year. These increases were due primarily to lease renewals and relocations at slightly higher rates and an increase in the average size of our new stores. Our payroll expense decreased in dollars, but increased as a percent of sales and operating revenues for the quarter ended September 30, 2001, when compared to the same period the prior year. However, our payroll expense increased in dollars while decreasing as a percent of sales and operating revenues for the nine months ended September 30, 2001, in comparison to the same period the prior year. The payroll expense increase during the nine-month period was due primarily to retail store expansion. We anticipate SG&A expenses will increase slightly in dollars in the fourth quarter when compared to the same period last year.

During the quarter ended September 30, 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a reduction in our labor force, primarily for early retirement and involuntary and voluntary employee severance. Costs incurred which impact continuing activities were excluded from this charge.

Net Interest Expense

Interest expense, net of interest income, for the three and nine months ended September 30, 2001 was $10.8 million and $27.4 million, respectively, versus $10.1 million and $23.2 million for the comparable three and nine months in 2000. The increase in interest expense for the nine months ended September 30, 2001 over the prior year was primarily due to higher average debt outstanding during the first four months of 2001, compared to the first four months of 2000. We expect interest expense, net of interest income, to increase during the remainder of 2001, when compared to the prior year. This expected increase is due primarily to the pay-off of the CompUSA note receivable on June 22, 2001, which eliminated the associated interest income.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the third quarters of both 2001 and 2000 was 38.0%.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $471.1 million for the nine month period ended September 30, 2001, compared to cash flow used by operating activities of $90.9 million in the prior year. This increase in operating cash flow was primarily attributable to reductions of $60.7 million in inventory and $143.9 million in accounts receivable during the nine month period ended September 30, 2001, compared to a significant use of cash for inventory during the comparable prior year period. These decreases were partially offset by reductions in accrued expenses and income taxes payable during the first nine months of 2001.

Inventory at September 30, 2001 had decreased $60.7 million or 5.2% since December 31, 2000 and had also decreased $104.4 million or 8.6% since September 30, 2000. The decreases since December 31, 2000 and September 30, 2000 were primarily due to sales of satellite systems, personal computers, land-line telephones, and improved inventory management.

At September 30, 2001, accounts receivable had decreased $161.8 million or 34.8% since December 31, 2000 and had also decreased $10.3 million or 3.3% since September 30, 2000. The decrease since year-end was primarily due to seasonal fluctuations, as well as the collection of accounts receivable outstanding at year-end. The decrease since September 30, 2000 relates primarily to decreased vendor and service provider receivables, as well as dealer and franchise receivables.

Cash used by our investing activities for the nine months ended September 30, 2001 was $60.8 million, compared to cash used by investing activities of $5.5 million in the previous year. Investing activities for the nine months ended September 30, 2001 included the receipt of $123.6 million for the final settlement of the CompUSA note and the purchase of all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million. In addition, we had capital expenditures totaling $97.7 million, primarily for retail remodels and expansion and upgrades of information systems. We anticipate that capital expenditure requirements will approximate $20.0 million to $30.0 million for the remainder of 2001, primarily to support RadioShack store refurbishments and expansion, as well as new and enhanced information systems.

Cash used by financing activities for the nine months ended September 30, 2001 was $294.7 million, compared to the $6.7 million provided the previous year. This resulted primarily from the repurchase of $193.4 million of treasury stock and a net reduction in overall debt of $103.0 million. On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. The interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commences on November 15, 2001 and the notes mature on May 15, 2011. On August 3, 2001 we exchanged substantially all of these notes for a similar amount of publicly registered notes through the use of an exchange offer under an SEC Form S-4 registration statement. The net effect of this exchange is that no additional debt was issued on August 3, 2001 and substantially all of the notes are now publicly registered with the SEC. Dividends used $32.8 million of cash for the nine months ended September 30, 2001, compared to $33.6 million in the same period of the prior year.

During the nine months ended September 30, 2001, we repurchased 5.8 million shares of our common stock for $151.8 million. This brought the total number of shares repurchased since the inception of our 10.0 million-share repurchase program to 5.9 million shares totaling $158.4 million at September 30, 2001. In connection with the share repurchase program, our Board of Directors has authorized us to sell up to 4.6 million put options on our common stock, supplemented through equity forwards, with an expiration date no later than December 31, 2002. We have sold approximately 1.5 million put options since the inception of this program and no put options remained outstanding at September 30, 2001. We may continue to execute share repurchases, put options and equity forwards from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions, including maturities, depend on market conditions, our liquidity and other considerations.

Total debt as a percentage of total capitalization was 44.6% at September 30, 2001, compared to 47.0% at December 31, 2000 and 52.3% at September 30, 2000. Our decrease in the debt-to-capitalization ratio since December 2000 resulted primarily from a reduction in our debt level, due to decreases in both inventories and accounts receivable. Long-term debt as a percentage of total capitalization was 37.5% at September 30, 2001, compared to 18.2% at December 31, 2000 and 19.3% at September 30, 2000. This increase was due to the issuance of $350.0 million of 10-year 7 3/8% notes due May 15, 2011.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("FAS 141"), in July 2001, which establishes accounting and reporting standards for all business combinations. FAS 141 became effective for all business combinations initiated after June 30, 2001. We adopted FAS 141 effective July 1, 2001.

The Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("FAS 142"), in July 2001, which establishes accounting and reporting standards for goodwill and other intangible assets. FAS 142 becomes effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Among other things, FAS 142 eliminates the amortization of goodwill, but requires an annual review of the possible impairment of goodwill. We will adopt FAS 142 effective January 1, 2002. Our current goodwill amortization is approximately $2.5 million on an annual basis. At September 30, 2001 we had $48.6 million of goodwill related primarily to the acquisition of AmeriLink in July 1999.

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), in October 2001, which establishes accounting and reporting standards for impairment and disposition of long-lived assets, including discontinued operations. FAS 144 becomes effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We are analyzing the provisions of FAS 144, as they relate to our accounting policies. The impact, if any, of the adoption of FAS 144 has not been determined at this time.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2001, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. In addition, we do not use derivatives for speculative purposes.

Our exposure to market risks results from changes in short-term interest rates. Interest rate risk exists principally with respect to $150.0 million indebtedness, which, because of the interest rate swaps discussed in Note 12 of the financial statements, effectively bears interest at short-term floating rates. In the future, an unfavorable change of 100 basis points in the interest rate applicable to this floating-rate indebtedness could result in additional interest expense of $0.4 million for a three-month period. This assumption assumes no change in the principal or the incurring of additional indebtedness.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. The liability, if any, associated with these matters was not determinable at September 30, 2001. Although occasional adverse settlements or resolutions may occur and negatively impact our earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               a) Exhibits Required by Item 601 of Regulation S-K.

                   A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

               b) Reports on Form 8-K.

                   There were no Form 8-K reports filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadioShack Corporation (Registrant)

Date: November 12, 2001	By	/s/ Richard L. Ramsey

Richard L. Ramsey
Vice President and Controller
(Authorized Officer)

Date: November 12, 2001	By	/s/ Michael D. Newman

Michael D. Newman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

RADIOSHACK CORPORATION INDEX TO EXHIBITS

Exhibit Number	Description

3a	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

3a(i)	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

3b	RadioShack Corporation Bylaws Amended and Restated as of July 22, 2000 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

10a*	RadioShack Corporation 1993 Incentive Stock Plan. (As amended May 15, 1997, February 24, 1998 and July 21, 2001).

10b*	RadioShack Corporation 1997 Incentive Stock Plan. (As amended May 15, 1997, February 24, 1998 and July 21, 2001).

10c*	RadioShack Corporation 2001 Incentive Stock Plan.

11*	Statement of Computation of Ratios of Earnings to Fixed Charges.

____________________________

* filed with this report