Form 10-K
period 2001-12-31
RADIOSHACK CORP
filed 2002-03-29
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 19, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,922,265,023 based on the New York Stock Exchange closing price.

As of March 19, 2002, there were 175,182,212 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.
               The Index to Exhibits is on Sequential Page No. 48.
                                 Total Pages 64.

PART I

ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics through the RadioShack(R) store chain. Our sales derived outside of the United States are not material.

You may notice that we have changed some of the text in the "management's discussion" section, as well as the notes of this document. The substance is the same, but we have made it more readable using the "plain English" guidelines issued by the Securities and Exchange Commission. We hope this is helpful to you. Throughout this report, the terms "our," "we," and "us" refer to RadioShack Corporation, including its subsidiaries.

RadioShack. At December 31, 2001, we operated 5,289 company-owned stores located throughout the United States, as well as Puerto Rico and the Virgin Islands. These stores average approximately 2,350 square feet in gross area and are located in major malls and strip centers, as well as individual storefronts. These locations carry a broad assortment of both private label and third party branded products. Our product lines include electronic parts and accessories, cellular, PCS and conventional telephones, audio and video equipment, direct-to-home ("DTH") satellite systems and personal computers and related products, as well as specialized products such as scanners and weather radios, among others. We also provide consumers access to third party services such as cellular phone and PCS activation, DTH satellite programming, long distance telephone service, Internet access, prepaid wireless airtime and extended warranties. At December 31, 2001, we also had a network of 2,119 dealer/franchise outlets, including 55 located outside of the U.S. These outlets provide private label and third party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their business with our products.

Strategic Alliances. We have formed strategic alliances with well-recognized companies. These alliances have or are expected to have a significant impact on both our operations and financial strategy and include:

    Compaq Computer Corporation ("Compaq") - Compaq is the sole supplier of personal computers sold through our retail stores, participating dealer/franchise outlets and on our Web site.

    DIRECTV, Inc. ("DIRECTV") - We sell direct-to-home satellite systems and acquire customers for DTH satellite programming.

    Echostar Satellite Corporation ("DISH Network") - On February 19, 2002, we announced an agreement with DISH Network. This agreement will allow us to provide our customers with an additional alternative in digital satellite services. We anticipate that we will begin offering DISH Network service in March 2002.

    Microsoft Corporation ("Microsoft") - Microsoft's in-store display allows our customers to view demonstrations of narrowband and broadband technology and subscribe to MSNTM Internet access, as well as view, on-line or in the stores, a broad range of existing and future products, solutions and services based on Microsoft technologies. As of December 31, 2001, all of our stores and approximately half of the dealer/franchise outlets were fixtured for the Microsoft Internet Center @ RadioShack via a "store-within-a-store" concept.

    Sprint Communications Company and Sprint PCS ("Sprint") - Through our telecommunications alliance with Sprint, our customers have access to wireless PCS telephones and service, prepaid calling cards and long distance telephone service, as well as residential telephones and related telephony products, at the "Sprint Store at RadioShack."

    Thomson Multimedia ("Thomson") - Thomson, which owns the RCA brand, supplies us with various RCA-branded audio and video components such as televisions, DTH satellite systems, VCRs, camcorders, digital video disc (DVD) players, CD shelf systems and other digital entertainment products. RCA products are sold through the RCA Digital Entertainment Center at RadioShack via a "store-within-a-store."

    Verizon Wireless ("Verizon") - This strategic alliance with the nation's largest wireless communications service provider permits approximately 4,300 company-owned stores to have a multiyear agreement with a single cellular service provider, thereby creating training, marketing, inventory, repair and other supply-chain synergies through the "Verizon Store at RadioShack." We continue to offer cellular service in our other retail outlets through various cellular carriers in areas not covered by Verizon.

    Blockbuster Inc. ("Blockbuster") - On February 27, 2001, we announced an alliance with Blockbuster to test a RadioShack "store-within-a-store" concept within Blockbuster locations. The size of the our merchandising areas varied depending on the size of the participating Blockbuster store, but ranged from 600-square foot sections to smaller kiosks. A wide selection of our most popular product and service offerings were featured. The initial test phase called for 130 select Blockbuster stores in four markets to contain "store-within-a-store" fixtures during the test period. The test phase did not satisfy our financial expectations and we are currently exiting this business.

Retail Support Operations. Our retail stores, along with our dealer outlets, are supported by an extensive infrastructure. Below are the major components of this support structure.

    RadioShack International Procurement Limited Partnership ("RSIP") - RSIP, which is owned by us, serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSIP also provides services for outside customers, primarily InterTAN, Inc. ("InterTAN"). Most of RSIP's activity with InterTAN involves sourcing of private label goods from manufacturers in Asia.

    Consumer Electronics Manufacturing - We operate seven manufacturing facilities in the United States and one overseas manufacturing operation in China. These eight manufacturing facilities employed approximately 2,600 employees as of December 31, 2001. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of "hard to find" parts and accessories for consumer electronic products.

    RadioShack.com - We launched our www.radioshack.com Web site in October 1999. Products, services and information are available through the Web site. Online customers can purchase, return or exchange products available on our Web site at their neighborhood RadioShack location.

    RadioShack Customer Support - Using state-of-the-art telephone and data networks, RadioShack Customer Support responds to more than six million phone calls and emails annually. The responses include answers to technical questions, customer service inquiries and direct sales requests related to our catalog operations, Web site and "hard to find" products.

    RadioShack Installation Services ("RSIS") - RSIS, through its 56 field offices located in 31 states, designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. RSIS provides these services to both RadioShack and other outside parties. Services for RadioShack consist primarily of customer DTH satellite system installations, but also include installations relating to broadband Internet access.

    RadioShack Service Centers - We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 2001, we had 48 RadioShack Service Centers in the U.S. and one in Puerto Rico that repair name brand and private label products sold through our various sales channels. We are also a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Hewlett-Packard, RCA/Thomson, Nokia, Samsung and LG Electronics, among others; we also perform repairs for third-party service centers and extended service plan providers under our national service agreements.

    RadioShack Technology Services - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our corporate offices into a fully integrated system. Each store has its own server to support the point of sale system. This design also allows store management to track sales and/or inventory at the product, customer or sales associate level. This division provides the majority of our programming and system analysis needs.

    Regional Distribution Centers - We have 8 distribution centers which ship over one million cartons each month to our retail stores and dealer/franchise outlets. Three of these distribution centers also serve as fulfillment centers for online purchases.

SEASONALITY
As is the case with other retail businesses, our net sales and operating revenues are greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. See
Note 23 of the "Notes to Consolidated Financial Statements" for quarterly data.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our business in the United States and in foreign countries. Radio Shack, RadioShack, RadioShack.com, and "You've got questions. We've got answers." are some of the marks most widely used by us. We believe that the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality service. Our manufactured products are sold primarily under the RadioShack trademark. We also own various patents relating to electronic products designed and manufactured by us. We believe that the loss of the RadioShack name and RadioShack marks would be material to our business.

SUPPLIERS
Our marketing strategy depends, in part, upon our ability to offer both private label and third party branded products, as well as third party services, to our customers. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw material or any single private label product to have a material impact on our operations. In terms of third party branded products we sell, no single vendor provided in excess of 10% of our aggregate product purchases in 2001. However, certain vendors, strategic allies and service providers, as discussed in the strategic alliance section above, are important to our business and the loss of or disruption in supply from one of these could have a material adverse effect on sales. Additionally, certain suppliers have, at times, limited their supply of products to us.

BACKLOG ORDERS
We have no material backlog of orders for the products or services that we sell.

COMPETITION
Due to rising consumer demand for wireless communications products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business still remains highly competitive, driven by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy/MusicLand. Department and specialty stores, such as Sears and The Home Depot, compete on more of a select product category scale. Sprint and Verizon compete directly with us through their own retail and online presence. Mass merchants such as Wal-Mart and Target and other alternative channels of distribution, such as mail order and e-commerce, compete with us on a more widespread basis. With respect to the products we sell, numerous domestic and foreign companies also manufacture similar products for other retailers, which are sold under nationally recognized brand names or private labels.

Management believes we have two primary factors differentiating us from our competition. The first is our extensive physical retail presence with approximately 7,200 conveniently located retail outlets in virtually every neighborhood nationwide. Our specially trained sales staff is capable of providing enhanced product explanations, assisting customers with service activation, where applicable, and assisting with the selection of appropriate products and accessories.

Our strategic alliances with well-recognized companies represent the other differentiating factor. These alliances with such companies as Sprint, Verizon, Thomson and Compaq, among others, augment the strong position that we have historically maintained in our core product categories such as batteries, communications equipment, telephony, antennas, and parts and accessories. Additionally, we are able to leverage name brand recognition, marketing efforts and advertising campaigns with our allies and also create cross-revenue opportunities for repair service income, residual income, consumer acquisition fees and rebates.

Given the highly competitive nature of the consumer electronics retail business, no assurance can be given that we will continue to compete successfully in the future. Also, in light of the ever-changing nature of the electronics retail industry, we would be adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time.

Regarding the expansion of the Internet, we do not believe e-commerce retailers currently represent significant competition. This, however, could change and become significant over time. We further believe that we are well positioned to meet the increasing competition from Internet retailers with our www.radioshack.com Web site, coupled with our extensive physical retail presence, service capabilities and wide assortment of consumer electronics products.

EMPLOYEES
As of December 31, 2001, we had approximately 41,400 employees. Approximately 10,000 temporary retail employees were hired for the holiday selling season; however, approximately 3,600 of these temporary employees remained at year-end. Our employees are not covered by collective bargaining agreements nor are they members of labor unions. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES.
Information on our properties is located in Management's Discussion and Analysis and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                                  Page
Retail Outlets...............................      12
Property, Plant and Equipment................      35
Commitments and Contingent Liabilities.......      40

We lease, rather than own, most of our retail and service center facilities. Our stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. We lease most of the property on which our executive offices are located in downtown Fort Worth, Texas, two distribution centers in the United States, and seven administrative offices and one manufacturing plant in the Asia Pacific region. RSIS headquarters and field offices are also leased. We own the property on which the other six distribution centers are located, in addition to most of our manufacturing facilities located throughout the United States. We periodically review our existing distribution center and office facilities to determine if these spaces are adequate to meet our needs in the foreseeable future.

We also own land purchased in 2001 in Fort Worth, Texas, on which our new corporate headquarters will be constructed beginning in late 2002.

ITEM 3. LEGAL PROCEEDINGS.
We are currently a party to a class action lawsuit filed in the Superior Court of Orange County, California, relating to the calculation of earned overtime wages for certain of our former and current employees in that state. While the alleged damages in this lawsuit are substantial, we believe that we have meritorious defenses and we are vigorously defending this case. We believe that if an adverse resolution of the litigation occurs, it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material adverse effect on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at December 31, 2001.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity. The liability, if any, associated with these various matters was not determinable at December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of RadioShack Corporation's executive officers and their ages, positions and length of service with us as of February 28, 2002.


                                      Position                                              Years with
    Name                  (Date Elected to Current Position)                       Age       Company
    ----                   ---------------------------------                       ---       -------

Leonard H. Roberts        Chairman of the Board and Chief Executive                53         8 (1)
                          Officer (May 1999)

David J. Edmondson        President and Chief Operating Officer                    42         7 (2)
                          (December 2000)

Evelyn V. Follit          Senior Vice President (May 1999) and Chief Information   55         4 (3)
                          Officer (October 1998)

Mark C. Hill              Senior Vice President (October 1998), Corporate          50         5 (4)
                          Secretary and General Counsel (July 1997)

Laura K. Moore            Senior Vice President - Public Relations and Corporate   39         3 (5)
                          Communications (October 2000)

Michael D. Newman         Senior Vice President and Chief Financial                45         1 (6)
                          Officer (May 2001)

Francesca M. Spinelli     Senior Vice President - People (December 1999)           48         4 (7)


There are no family relationships among the executive officers listed and there are no arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors annually to serve for the ensuing year, or until their successors are appointed. All of the executive officers listed above have served RadioShack in various capacities over the past five years, except for Mr. Newman and Mmes. Follit, Moore and Spinelli.

(1) Mr. Roberts was elected Chairman of the Board and Chief Executive Officer of RadioShack Corporation effective May 1999. Mr. Roberts was President of RadioShack Corporation from December 1995 until December 2000 and President of the RadioShack division from July 1993 until December 2000.

(2) Mr. Edmondson served as Senior Vice President, RadioShack Corporation, and Executive Vice President and Chief Operating Officer of the RadioShack division from October 1998 to December 2000, prior to his appointment as President and Chief Operating Officer, RadioShack Corporation. Mr. Edmondson served as Senior Vice President of Marketing and Advertising of the RadioShack division from November 1995 to October 1998.

(3) Ms. Follit served as Vice President and Chief Information Officer, RadioShack Corporation, from July 1998 to May 1999, when she was appointed Senior Vice President and Chief Information Officer, RadioShack
     Corporation. Ms. Follit served as Vice President of Human Capital for RadioShack Corporation from October 1997 to July 1998. Prior to joining
     RadioShack Corporation, she was Vice President-Operations and Engineering for A.C. Nielsen Corporation from October 1996 to March 1997.

(4) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, RadioShack Corporation, from July 1997 to October 1998, when he was appointed Senior Vice President, RadioShack Corporation. He continues to serve as Corporate Secretary and General Counsel for us. Prior to joining RadioShack, Mr. Hill practiced law for 21 years and was a partner with the law firm of Haynes and Boone LLP for the last 13 of those years.

(5) Ms. Moore served as Vice President - Corporate Communications and Public Relations for RadioShack Corporation from November 1998 to October 2000, when she was appointed Senior Vice President - Public Relations and Corporate Communications, RadioShack Corporation. Prior to joining RadioShack Corporation, she was employed by Zale Corporation where she served as Vice President, Corporate Communications from 1995 to 1998.

(6) Mr. Newman has served as Senior Vice President and Chief Financial Officer, RadioShack Corporation, since May 2001. Prior to joining RadioShack Corporation, he was Vice President and Chief Financial Officer of Intimate Brands, Inc. from June 2000 to December 2000, and Vice President and Chief Financial Officer of Hussmann International from 1996 to 2000.

(7) Ms. Spinelli served as Vice President - People, RadioShack Corporation, from July 1998 to December 1999, when she was appointed Senior Vice President - People, RadioShack Corporation. Prior to joining RadioShack Corporation in 1998, Ms. Spinelli served as Corporate Vice President of Organizational Development of Wal-Mart Stores, Inc. where she was employed approximately 5 years.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH". The following table presents the high and low trading prices for our common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 2001.

                                                     Dividends        Dividends
   Quarter Ended            High         Low         Declared           Paid
   -------------            ----         ---         --------           ----

December 31, 2001        $  31.60     $  23.11      $     --         $  0.055
September 30, 2001          33.85        20.10         0.055            0.055
June 30, 2001               38.50        25.27         0.055            0.055
March 31, 2001              56.50        31.31         0.055            0.055

December 31, 2000        $  72.94     $  39.34      $  0.055         $  0.055
September 30, 2000          69.75        45.56         0.055            0.055
June 30, 2000               59.50        38.25         0.055            0.055
March 31, 2000              57.25        35.06         0.055            0.055


HOLDERS OF RECORD
At March 19, 2002, there were 31,671 holders of record of our common stock.

DIVIDENDS
The Board of Directors reviews our dividend policy annually. On July 25, 2001, we announced that we would pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and thereafter, if any, will be paid annually in December.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                                        Year Ended December 31,
(Dollars and shares in millions, except per           2001          2000          1999          1998(1)       1997
share amounts and ratios)                          --------------------------------------------------------------
Statements of Income Data
Net sales and operating revenues                    $4,775.7      $4,794.7      $4,126.2      $4.787.9      $5,372.2
Operating income                                    $  359.3      $  629.7      $  497.3      $  134.3      $  336.8
Net income                                          $  166.7      $  368.0      $  297.9      $   61.3      $  186.9
Net income available per common share:
   Basic                                            $   0.88      $   1.94      $   1.51      $   0.28      $   0.84
   Diluted                                          $   0.85      $   1.84      $   1.43      $   0.27      $   0.82
Shares used in computing earnings per common share:
   Basic                                               183.8         187.3         194.2         201.2         214.4
   Diluted                                             191.2         197.7         205.0         211.4         224.5
Gross profit as a percent of sales                      48.1%         49.4%         50.5%         41.9%         37.5%
SG&A expense as a percent of sales                      35.9%         34.1%         36.2%         33.0%         29.4%
Balance Sheet Data
Inventories                                         $  949.8      $1,164.3      $  861.4      $  912.1      $1,205.2
Total assets                                        $2,245.1      $2,576.5      $2,142.0      $1,993.6      $2,317.5
Working capital                                     $  887.9      $  585.8      $  478.1      $  419.1      $  739.1
Capital structure:
   Current debt                                     $  105.5      $  478.6      $  188.9      $  233.2      $  299.5
   Long-term debt                                   $  565.4      $  302.9      $  319.4      $  235.1      $  236.1
   Total debt                                       $  670.9      $  781.5      $  508.3      $  468.3      $  535.6
   Total debt, net of cash and cash equivalents     $  269.5      $  650.8      $  343.7      $  403.8      $  429.7
   Stockholders' equity                             $  778.1      $  880.3      $  830.7      $  848.2      $1,058.6
   Total capitalization                             $1,449.0      $1,661.8      $1,339.0      $1,316.5      $1,594.2
   Long-term debt as a % of total capitalization        39.0%         18.2%         23.9%         17.9%         14.8%
   Total debt as a % of total capitalization(2)         46.3%         47.0%         38.0%         35.6%         33.6%
   Book value per common share at year end          $   4.40      $   4.74      $   4.36      $   4.35      $   5.17
Financial Ratios:
Return on average stockholders' equity                  20.1%(3)      43.0%         35.5%(4)       6.4%(5)      16.1%
Return on invested capital (6)                          11.4%(3)      22.1%         26.5%(4)       3.5%(5)      13.2%
Return on average assets                                 6.9%(3)      15.6%         14.4%(4)       2.8%(5)       7.6%
Annual inventory turnover                                2.3           2.4           2.3           2.6           2.6
Ratio of earnings to fixed charges (7)                  3.28          5.69          5.51          1.84          3.52
Other Data:
Dividends declared per common share                 $  0.165      $  0.220      $  0.205      $  0.200      $  0.200
Dividends paid per common share                     $  0.220      $  0.220      $  0.200      $  0.200      $  0.200
Capital expenditures                                $  139.2      $  119.6      $  102.4      $  131.5      $  118.4
Number of RadioShack outlets at year end               7,373         7,199         7,186         7,030         6,906
Average square footage per company-owned store         2,350         2,300         2,300         2,200         2,200
Comparable company-owned store sales increase              1%           11%           12%            7%            2%

This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated
Financial Statements and related Notes.

(1)  Includes  operations of Computer City,  Inc. for only eight months,  due to the sale to CompUSA Inc. on August 31, 1998.
(2)  Total debt includes capital leases and TESOP  indebtedness.  Capitalization is defined as total debt plus total stockholders' equity.
(3)  Excluding $125.1 million (net of taxes) for charges related to loss on sale of assets,  impairment of long-lived assets,  employee separation and other related costs, provision for loss on Internet-related investment, and store closure  and  non-strategic  inventory  charges in 2001,  return on average stockholders'  equity  would have been 33.0%,  return on  invested  capital would have been 19.9%, and return on average assets would have been 12.1%.
(4)  Excluding a $5.9 million  (net of taxes)  provision  related to  restricted stock  awards in 1999,  return on average  stockholders'  equity would have been 33.1%, return on invested capital would have been 27.1%, and return on average assets would have been 14.7%.
(5)  Excluding  $183.9  million  (net  of  taxes)  for  provisions   related  to
     restricted stock awards and loss on sale of Computer City, Inc., as well as
     Computer City,  Inc.  operating  losses and other  business  write-downs in
     1998, return on average  stockholders' equity would have been 23.6%, return on invested  capital  would have been 21.0%,  and return on average  assets would have been 11.4%.


(6) Return on invested capital is defined as adjusted operating income divided by invested capital. Adjusted operating income is calculated by adding back goodwill charges and adding implied interest on operating leases to operating income; this total is then reduced by cash income taxes paid to arrive at adjusted operating income. Invested capital is the sum of working capital; property, plant and equipment, net; other assets; the present value of operating leases and accumulated goodwill amortization. When arriving at invested capital, working capital and other assets are reduced by accounts and notes receivable which we do not consider a normal part of our business.
(7) Earnings used in computing the ratio of earnings to fixed charges consist of pre-tax earnings and fixed charges. Fixed charges are defined as interest expense related to debt, amortization expense related to deferred financing costs and a portion of rental charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o changes in national or regional U.S. economic conditions, including, but not limited to, recessionary trends, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the resulting international war on terrorism;
o    the disruption of nationwide or regional transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully execute our strategic initiatives, including our strategic business units and emerging sales channels, as well as new alliances which may be formed with other retailers and third party service providers;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully maintain our strategic alliances, including those with Compaq, DIRECTV, DISH Network, Microsoft, RCA, Sprint, and/or Verizon Wireless;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for high-speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to our retail locations, especially during the peak winter holiday season.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported value of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

Revenue Recognition - Revenue is recognized when product delivery has occurred or services have been rendered, net of an estimate for returned goods. We sell certain products, such as wireless phones and satellite systems that customers need in order to use the services of our strategic partners. In most cases, our strategic partner will pay us a fee or commission for obtaining their new customer, as well as a recurring monthly residual which is a portion of the customer's monthly fee with our strategic partner. Both the fee and the monthly residual are recorded as revenue. To determine the proper amount of revenue to record, we evaluate the contract terms, historical results and trends of service provider customer deactivations, non-activations and special pricing agreements, as well as any promotions or other incentives. In addition to determining the proper amount to record, we must also determine the appropriate classification within the financial statements. Different revenues would have been recorded if we had made different assumptions or evaluations.

Receivables - We record receivables based on the amount of revenue recognized for a particular transaction. Our receivables are primarily comprised of amounts due from strategic partners, commercial customers and dealer/franchisees. The carrying amount of the receivables is continually evaluated based on the likelihood of collection. An allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Factors such as customer creditworthiness, payment terms, historical results and economic conditions are considered when making these decisions. The actual collection of receivables could be different from our recorded value.

Inventory - Inventory is our largest asset class. Our inventory is primarily comprised of finished goods and is recorded at the lower of cost or market using the average cost method. We make estimates regarding the carrying value of our inventory on an item-by-item basis. If the amount we expect to receive from the sale of the inventory is less than its cost, we write down the cost of the inventory to its realizable value. If actual market conditions at the time of sale are less favorable than expected, additional inventory write-downs may be required.

Accruals - The amount of liability we record for claims such as insurance, warranty and pending litigation claims requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our past history and experience, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that we should record. Actual results may be different from these estimates.

Income Taxes - We are subject to income tax in many jurisdictions, including the U.S., states and localities, and abroad. We must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences in the timing of deductions result in deferred tax assets and liabilities that are recorded on our balance sheet. If different judgments had been used, our tax liability could have been different.

RETAIL OUTLETS

                                    Average              December 31,
                                  Store Size    --------------------------------
                                   (Sq. Ft.)    2001         2000         1999
--------------------------------------------------------------------------------
  Company-owned                      2,350      5,127        5,109        5,087
  Cool Things @ Blockbuster(1)        N/A         127          ---          ---
  Dealer/franchise                    N/A       2,119        2,090        2,099
                                               -------      -------      -------
                                                7,373         7,199       7,186
                                               =======      =======      =======

(1)Stores closed in early 2002.

Space Owned and Leased

                                                Approximate Square Footage
                                                     at December 31,
                       -------------------------------------------------------------------------
                                      2001                                    2000
                       ----------------------------------    -----------------------------------
(In thousands)           Owned       Leased        Total        Owned       Leased        Total
------------------------------------------------------------------------------------------------
Retail
RadioShack                  --       12,286       12,286           --       12,113       12,113

Support Operations
Manufacturing              502          201          703          502          201          703
Distribution centers
  and office space(1)    3,176        2,927        6,103        4,107        1,532        5,639
                       --------    ---------    ---------    ---------    ---------    ---------
                         3,678       15,414       19,092        4,609       13,846       18,455
                       ========    =========    =========    =========    =========    =========

(1) Due to the sale and lease-back of our corporate headquarters in late 2001, 1.0 million square feet of office space were changed from owned to leased.

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000
-----------------------

NET SALES AND OPERATING REVENUES

Sales decreased slightly to $4,775.7 million in 2001 from $4,794.7 million in 2000. This decrease was primarily the result of a decline in sales to our dealer/franchise outlets in 2001, partially offset by a slight increase in comparable company-owned store sales and the opening of 18 new stores, net of store closures. We expect a comparable store sales gain for 2002.

During 2001, we reorganized our marketing and merchandising departments into three product groups which we call Strategic Business Units ("SBU"). These SBUs relate to our position of "Connecting People," "Connecting Places" and "Connecting Things" in the consumer electronics marketplace. A detailed explanation of each unit is provided below. Each SBU is responsible for specific products and third party relationships. These SBUs work with our brand management, sales channels and support groups, which together allow RadioShack to target the right customer through the right sales channel with the appropriate support.

Each SBU is designed to find more efficient and convenient ways to serve our sales channels. In addition to our 5,127 company-owned stores and 2,119 dealer/franchise outlets, our existing and emerging sales channels include the www.radioshack.com Web site and catalog operations, as well as a sophisticated outbound and inbound telephone call center.

The Connecting People SBU consists of the wireless communication, wired communication and radio communication departments. The wireless communication department includes products such as wireless handsets and cigarette lighter adapters, in addition to prepaid wireless refill services and residuals. The wired communication products department includes products like cordless phones and phone cords, plus prepaid long distance cards. Products such as FRS radios and scanners are part of the radio communication department. Our strategic alliances for the Connecting People SBU include both Sprint and Verizon.

The Connecting Places SBU has two departments, home entertainment and computers. The home entertainment department includes audio and video products and services such as DTH satellite systems, residuals, installation services, DVDs and accessories. The computer department includes personal computers and accessories, hand-held computers, Internet devices and services. This SBU is responsible for our strategic alliances with Compaq, DIRECTV, DISH Network, Microsoft and Thomson.

The Connecting Things SBU includes the accessories, batteries and technical departments, as well as the personal electronics, seasonal and portable audio departments. Products include AC and DC power adapters, general and special purpose batteries, wire and connectors, toys and radio control cars, giftables and personal portable audio.

The following table summarizes our new retail sales breakdown by SBU and SBU departments as a percent of total retail sales (excluding outside sales from our retail support operations):

                                      Percent of RadioShack Retail Sales
                                            Year Ended December 31,
                                ------------------------------------------------
                                     2001             2000             1999
                                --------------   --------------   --------------
Connecting People
  Wireless communication             27.4%            24.5%            24.7%
  Wired communication                 8.2              9.0             10.5
  Radio communication                 2.9              3.2              4.2
                                --------------   --------------   --------------
                                     38.5             36.7             39.4
                                --------------   --------------   --------------
Connecting Places
  Home entertainment                 23.4             23.7             18.6
  Computers                           9.8             11.8             11.3
                                --------------   --------------   --------------
                                     33.2             35.5             29.9
                                --------------   --------------   --------------
Connecting Things
  Accessories, batteries and
   technical                         15.2             14.9             16.8
  Personal electronics,
   seasonal and portable audio       11.3             12.0             13.2
                                --------------   --------------   --------------
                                     26.5             26.9             30.0
                                --------------   --------------   --------------
Service plans, repair and
  other                               1.8              0.9              0.7
                                --------------   --------------   --------------
                                    100.0%           100.0%           100.0%
                                ==============   ==============   ==============

Connecting People Strategic Business Unit: Sales in the wireless communication department, which includes cellular and PCS telephones and accessories, as well as the related residuals and prepaid airtime services, increased 12.7% in dollars and increased to 27.4% of total retail sales in 2001, from 24.5% in 2000. This sales increase was due to an increase in sales of wireless phones and accessories, plus related residuals, offset somewhat by a decrease in prepaid wireless airtime. The wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased 9.1% in dollars and decreased as a percentage of total retail sales to 8.2% in 2001 from 9.0% in 2000. The decrease in this department was primarily the result of declining sales of residential telephones, and was partially offset by increased sales of telephone accessories. The radio communication department decreased 8.0% in dollars and decreased as a percentage of total retail sales to 2.9% in 2001, from 3.2% in 2000. The decrease in this department was primarily the result of a decrease in CB radio and scanner sales. The Connecting People SBU is expected to increase sales for 2002, primarily driven by increases in the wireless communication department.

Connecting Places Strategic Business Unit: The home entertainment department, which consists of all home audio and video products, including DTH satellites, installation services and related residuals, decreased 1.0% in dollars and decreased slightly as a percentage of total retail sales to 23.4% in 2001 from 23.7% in 2000. This dollar decrease was primarily attributable to a decrease in sales of satellite dishes, which was partially offset by increased sales of video and cable accessories. The computer department, which includes not only computers and related accessories, but narrow and broadband connectivity, as well as home automation and networking, decreased 16.5% in dollars and decreased as a percentage of total retail sales to 9.8% in 2001, from 11.8% in 2000. These decreases were primarily attributable to a 26% decline in unit sales of CPUs and an 11% decrease in the average selling price of CPUs from the prior year. The

Connecting Places SBU is expected to have a sales decrease for 2002, primarily due to lower sales of computer CPUs and DTH satellite systems.

Connecting Things Strategic Business Unit: The accessories, batteries and technical departments increased 2.2% in dollars and increased as a percentage of total retail sales to 15.2% in 2001, from 14.9% in 2000. These increases were primarily due to increased sales of batteries and, to a lesser extent, increased AC adapter and wireless charger accessories sales. The personal electronics, seasonal and portable audio departments decreased 4.9% in dollars, as well as decreasing as a percentage of total retail sales to 11.3% in 2001 from 12.0% in 2000, due primarily to decreased sales of toys and giftables. The Connecting Things SBU is expected to have a sales increase in 2002, primarily driven by accessories, batteries and digital audio products.

GROSS PROFIT

2001 gross profit was $2,296.8 million or 48.1% of net sales and operating revenues, compared with $2,369.6 million or 49.4% of net sales and operating revenues in 2000. Gross profit for 2001 was reduced by a $26.2 million charge in the fourth quarter for a write-down of non-strategic inventory product lines which we intend to exit. Excluding this charge, gross profit would have been 48.6% of net sales and operating revenues. The decline in the gross profit percentage from 49.4% to 48.6% was due to a decrease in the wireless communication gross margin, coupled with this department's increase in sales as a percent of total sales. This gross profit decrease was partially offset by a decrease in the total retail sales mix for the computer department, which has a lower gross margin than our overall average gross margin, as well as an increase in the gross profit percentage for the accessories, batteries and technical departments. Management anticipates that gross profit, as a percentage of net sales and operating revenues, will increase during 2002, when compared to 2001, enhanced by sales mix changes and an expected increase in residual income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The  table  below  summarizes  the  breakdown  of  various   components  of  our
consolidated selling, general and administrative ("SG&A") expense and its related percentage of total sales and operating revenues.

                                                    Year Ended December 31,
                           -----------------------------------------------------------------------
                                   2001                      2000                      1999
                           -------------------      --------------------      --------------------
                                       % of                      % of                      % of
                                      Sales &                   Sales &                   Sales &
(In millions)              Dollars   Revenues        Dollars   Revenues        Dollars   Revenues
----------------------------------------------      --------------------      --------------------
Payroll and commissions   $  740.3     15.5%        $  748.7     15.6%        $  693.9     16.8%
Advertising                  253.9      5.3            227.1      4.7            199.9      4.8
Rent                         230.3      4.8            215.2      4.5            205.5      5.0
Other taxes                  111.8      2.4             98.6      2.1             91.2      2.2
Utilities and telephone       73.2      1.5             69.4      1.4             62.2      1.5
Insurance                     60.6      1.3             56.4      1.2             47.6      1.2
Credit card fees              34.9      0.7             31.7      0.7             27.5      0.7
Stock purchase
  and savings plans           20.3      0.4             22.8      0.5             21.0      0.5
Bad debt                      14.5      0.3              3.6      0.1              0.9       --
Printing, postage and
  office supplies             12.2      0.3             13.6      0.3             11.3      0.3
Repairs and maintenance       11.4      0.2             11.6      0.2             12.0      0.3
Travel                        10.4      0.2             13.8      0.3             10.5      0.3
Store closing costs            7.6      0.2               --       --               --       --
Other                        132.5      2.8            120.1      2.5            112.5      2.6
                          --------------------      --------------------      --------------------
                          $1,713.9     35.9%        $1,632.6     34.1%        $1,496.0     36.2%
                          ====================      ====================      ====================

Our SG&A expense increased 5.0% in dollars and increased as a percent of net sales and operating revenues to 35.9% for the year ended December 31, 2001, from 34.1% for the year ended December 31, 2000. This 1.8 percentage point increase in the SG&A percentage in 2001 was primarily attributable to an increase in advertising expense during 2001, without proportional sales growth. An increase in the rent expense in 2001 also contributed to the SG&A expense increase.

Payroll expense decreased by $8.4 million to $740.3 million in 2001 and decreased as a percent of net sales and operating revenues to 15.5% in 2001, compared to 15.6% in 2000. These decreases were due primarily to a reduction in our labor force during 2001 and reduced incentive pay resulting from a decrease in operating income. Advertising expense increased $26.8 million to $253.9 million and increased to 5.3% as a percentage of net sales and operating revenues in 2001, compared to $227.1 million and 4.7% of sales in 2000. Both the dollar and percentage point increases were due primarily to a decrease in advertising contributions from our various alliance partners and, to a lesser extent, an increase in TV commercials. Rent expense increased by $15.1 million to $230.3 million in 2001 and increased as a percent of net sales and operating revenues to 4.8% in 2001 from 4.5% in 2000. The rent increase was partially due to new company-owned store openings throughout the year, as well as the addition of the Cool Things @ Blockbuster test stores. The relocation of existing stores to larger locations, as well as a renewal of store leases at higher rates, also contributed to the rent expense increase. Bad debt expense increased by $10.9 million to $14.5 million in 2001 and increased as a percentage of net sales and operating revenues to 0.3% in 2001 from 0.1% in 2000. The bad debt increase was primarily related to both bankruptcies and uncollected accounts receivable, as well as a note receivable from Digital:Convergence Corporation. Store closing costs of $7.6 million in 2001 relate to the closure of 35 underperforming stores prior to the expiration of their leases. In 2002, we expect SG&A expense to increase slightly in dollars, but decrease slightly as a percentage of net sales and operating revenues due to increasing sales volume.

DEPRECIATION

Depreciation and amortization expense increased $1.0 million dollars to $108.3 million and increased as a percent of net sales and operating revenues to 2.3% in 2001 from 2.2% in 2000. We expect depreciation and amortization expense to decrease in 2002. This expected decrease is the result of the sale-leaseback of our corporate headquarters and the January 1, 2002, adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which eliminates amortization of goodwill.

LOSS ON SALE OF ASSETS

In the fourth quarter of 2001, we sold and leased back most of our corporate headquarters at a loss of $44.8 million. On June 22, 2001 we received $123.6 million for the settlement of the purchase price and settlement of the $136.0 million note which was received in connection with the sale of Computer City, Inc. in 1998. Thus, we incurred an additional loss from the sale of Computer City, Inc. of $12.4 million.

IMPAIRMENT OF LONG-LIVED ASSETS

AmeriLink Corporation, also known as RadioShack Installation Services ("RSIS"), was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. Since its acquisition, RSIS has incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize RSIS, but due to the overall slowdown in the economy and the lag in the market for home Internet connectivity services, RSIS continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of its estimated future cash flows, which indicated that its long-lived assets were impaired. The carrying value of RSIS's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately $37.0 million. An impairment of goodwill for that amount was recorded and included in the accompanying 2001 Consolidated Statement of Income. The remaining balance of RSIS's goodwill is $8.1 million, which will now be subject to future impairment analyses.

Our strategic alliance with Blockbuster to introduce a RadioShack "store-within-a-store" at Blockbuster locations did not provide sufficient cash flows to recover our investment in fixtures and other fixed assets. An impairment loss of $2.8 million was recorded for those assets in 2001 and is included in the accompanying Consolidated Statement of Income.

EMPLOYEE SEPARATION AND OTHER COSTS

During the third quarter of 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a reduction of our labor force, primarily for early retirements and involuntary and voluntary employee severance. In addition, during the fourth quarter, $4.8 million in charges were incurred relating to the closure of RSIS's national commercial installation business. These costs are primarily comprised of severance costs, write-offs of certain fixed assets and future lease commitments. Costs incurred which impact continuing activities were excluded from this charge.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $37.8 million for 2001 versus $36.1 million for 2000.

Interest expense decreased to $50.8 million in 2001, from $53.9 million in 2000. This decrease was primarily the result of a decrease in the average debt outstanding throughout 2001. Interest income decreased almost 27% to $13.0 million in 2001 from $17.8 million in 2000, due primarily to repayment of various notes receivable associated with our exit of other retail formats in previous years.

Interest income earned, including accretion of discount if applicable, on the amounts outstanding during the three years ended December 31, 2001, 2000 and 1999 was as follows:

                                    Year Ended December 31,
                          --------------------------------------------
(In millions)                 2001            2000            1999
-------------             ------------    ------------    ------------
CompUSA                      $  6.1          $ 12.9          $ 12.9
Fry's                           0.2             0.9             2.9
Other (includes short-
term investment interest)       6.7             4.0             4.6
                          ------------    ------------    ------------
Total interest income        $ 13.0          $ 17.8          $ 20.4
                          ============    ============    ============

Interest expense, net of interest income, is expected to be up during 2002, when compared to 2001.

PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT

During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation, a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to the uncertainty surrounding Digital:Convergence's ability to secure sufficient additional funding or to complete an initial public offering. As such, we recorded a loss provision equal to our initial investment.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 42.8% for 2001 and 38.0% for 2000. The increase in the effective tax rate in 2001 is the result of the impairment of RSIS goodwill discussed above, which is not deductible for tax purposes. We anticipate that the effective tax rate will be approximately 38.0% in 2002.

2000 COMPARED WITH 1999
-----------------------

NET SALES AND OPERATING REVENUES

                                      Percent of RadioShack Retail Sales
                                            Year Ended December 31,
                                        ------------------------------
                                            2000             1999
                                        -------------    -------------
Communications                              27.9%            29.3%
Electronic parts, accessories and
  specialty equipment                       24.8             27.2
Audio and video                             22.5             17.1
Personal electronics and seasonal            8.6              9.4
Personal computers and peripherals           8.7              8.7
Services, residuals and other                7.5              8.3
                                        -------------    -------------
                                           100.0%           100.0%
                                        =============    =============


Our overall sales increased 16.2% to $4,794.7 million in 2000 from $4,126.2 million in 1999, due primarily to a 10.9% comparable company-owned store sales gain and the opening of 22 new stores, net of store closures. The comparable store sales increase was due primarily to increased sales of communications products and sales of audio and video equipment, which includes DTH satellite systems and services. The communications category decreased 1.4 percentage points of total retail sales in 2000 primarily due to the audio and video category becoming a larger percentage of total retail sales. Sales of electronic parts, accessories and specialty equipment decreased 2.4 percentage points of total retail sales in 2000, despite a 5% sales gain. Sales in the audio and video category increased 5.4 percentage points in 2000, due primarily to the June 2000 launch of The RCA Digital Entertainment Center at RadioShack and a significant increase in DTH satellite system and services sales. Personal electronics and seasonal products decreased 0.8 percentage points of the retail sales mix in 2000, due primarily to an overall shift in the product mix described above. Sales of personal computers and peripherals were unchanged as a percent of the retail sales mix in 2000, despite a 12% unit sales gain in CPUs, and had a 15% dollar sales gain for the year. Sales in the services and other category, which includes residual income, as well as income from prepaid wireless airtime, repair services and extended service contracts, decreased 0.8 percentage points as a percent of the retail sales mix in 2000. This increase in sales was primarily due to an increase in residual income received from our third party providers of wireless communications, offset by a decrease in sales of prepaid wireless airtime. Sales in the services and other category also decreased due to the reclassification of RadioShack.com sales from this category to the appropriate product categories in 2000. In 2000, we earned approximately $104.0 million of residual income, compared to $63.0 million in 1999.

GROSS PROFIT

Gross profit was $2,369.6 million or 49.4% of net sales and operating revenues in 2000, compared with $2,083.5 million or 50.5% of net sales and operating revenues in 1999. This gross profit percentage decrease was partially due to a shift within our product offerings to increased sales of third party branded audio and video products, primarily DTH satellite systems, which have a lower gross margin than our overall gross margin. To a lesser degree, the gross profit percentage decrease was due to a decrease in the wireless communications gross margin. The decrease was further impacted by increased sales to dealer/franchise stores, which have a lower gross margin percentage than sales to retail customers. This decrease was partially offset by an increase in residual income, which has 100% gross margin, as well as by an increase in the gross profit percentages for both the personal computer and peripherals category and the parts, accessories and specialty equipment category.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our SG&A expense increased 9.1%, but decreased as a percent of net sales and operating revenues to 34.1% for the year ended December 31, 2000 from 36.2% for the year ended December 31, 1999. This 2.1 percentage point decrease in the SG&A percentage was due primarily to the favorable effect of our increased sales during 2000.

Payroll expense increased by $54.8 million to $748.7 million in 2000, but decreased as a percent of net sales and operating revenues to 15.6% in 2000, compared to 16.8% in 1999. This dollar increase was due primarily to our retail store expansions and increases in personnel, commissions, bonuses and other incentives resulting from strong comparable store sales and profits. Rent expense increased in dollars by $9.7 million to $215.2 million in 2000, but decreased as a percent of net sales and operating revenues to 4.5% in 2000 from 5.0% in 1999. The rent increase was due primarily to new store openings throughout the year, as well as lease renewals at slightly higher rates. The 0.5 percentage point decrease was due primarily to the favorable effect of increased comparable stores sales on the expense rate structure. Advertising expense increased $27.2 million in dollars, but decreased as a percentage of net sales and operating revenues to $227.1 million and 4.7% of sales in 2000, compared to $199.9 million and 4.8% of sales in 1999. The dollar increase was due primarily to a shift in advertising from print to television advertising. In addition, the decrease as a percentage of sales and operating revenues reflects the sales leverage gained from our sales increase.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $36.1 million for 2000 versus $16.8 million for 1999.

Interest expense increased to $53.9 million in 2000, from $37.2 million in 1999. This increase was primarily the result of an increase in our average debt outstanding throughout 2000, due to share repurchases and our investment in inventory, as well as to an increase in short-term interest rates when compared to the prior year. Interest income decreased almost 13% to $17.8 million in 2000 from $20.4 million in 1999, due primarily to repayment of various notes receivable associated with our liquidation of other retail formats.

PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 38.0% for both 2000 and 1999.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("FAS 142"), in July 2001, which establishes accounting and reporting standards for goodwill and other intangible assets. FAS 142 became effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Among other things, FAS 142 eliminates the amortization of goodwill, but requires an annual review of the possible impairment of goodwill. We adopted FAS 142 effective January 1, 2002.

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), in October 2001, which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. FAS 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We adopted FAS 144 effective January 1, 2002 and are analyzing the provisions, as they relate to our accounting policies. The impact, if any, of this adoption has not been determined at this time.

CASH FLOW AND LIQUIDITY

                                             Year Ended December 31,
                                ------------------------------------------------
(In millions)                        2001             2000             1999
-------------                   --------------   --------------   --------------
Operating activities              $  775.8         $  116.5         $  561.6
Investing activities                  (2.3)          (134.0)          (121.0)
Financing activities                (502.8)           (16.4)          (340.5)

In 2001, cash flow provided by operating activities was $775.8 million, compared to $116.5 million and $561.6 million in 2000 and 1999, respectively. Cash flow from net income, adjusted for non-cash items, decreased $103.9 million in 2001 from 2000. This decrease was primarily due to a decrease in operating profit in

2001. The increase in cash flow from operating activities was the result of $763.2 million of cash provided by working capital components. Changes in inventory provided $213.9 million in cash in 2001, compared to a use of $302.9 million in 2000, reflecting better inventory management. Additionally, changes in accounts receivable, consisting primarily of amounts due from our strategic partners, provided $165.8 million in cash during 2001, when compared to a use of $149.0 million in the prior year. This favorable change resulted from an enhanced collection effort and improved receivables management.

Investing activities used $2.3 million in cash in 2001, compared to $134.0 million and $121.0 million used in 2000 and 1999, respectively. Capital expenditures approximated $139.2 million in 2001, compared to $119.6 million in 2000 and $102.4 million in 1999. Capital expenditures for these years consisted primarily of our retail store expansions and remodels and upgrades of information systems. In addition, in 2001 we purchased the land for our new corporate headquarters building. We anticipate that the capital expenditure requirement for 2002 will approximate $130.0 million to $135.0 million. These expenditures will primarily relate to our future store expansions and remodels and updated information systems. On June 22, 2001, we received $123.6 million for the settlement of the purchase price of Computer City, Inc. and settlement of the $136.0 million CompUSA note.

Cash used by financing activities was $502.8 million in 2001, compared to $16.4 million and $340.5 million in 2000 and 1999, respectively. Purchases of treasury stock required cash of $308.3 million, $400.6 million and $422.2 million in 2001, 2000 and 1999, respectively. (See "Capital Structure and Financial Condition" below for further information on our stock repurchase programs.) The 2001, 2000 and 1999 stock repurchases were partially funded by $53.7 million, $66.3 million and $81.5 million, respectively, received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends paid, net of tax, in 2001, 2000 and 1999 amounted to $43.7 million, $44.7 million and $42.5 million, respectively. The increase in dividends paid in 2000 resulted from an increase in the per share dividend in 2000. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC. The long-term notes we issued in 2001 provided approximately $346.1 million in cash, the majority of which was used to repay short-term debt. Additionally, in 1999 we received $100.6 million in cash from medium-term notes; the majority of the proceeds was used to repay current maturities of long-term debt. However, in 2000 the increase in short-term debt was used primarily to fund increases in accounts receivable, stock repurchases and additional inventory.

Our free cash flow, defined as our cash flow from operations less dividends paid and capital expenditures, was $592.9 million in 2001, compared to a negative free cash flow of $47.8 million in 2000 for the reasons described above. We expect free cash flow to be approximately $200.0 to $250.0 million in 2002.

CAPITAL STRUCTURE AND FINANCIAL CONDITION
Management considers our financial structure and condition solid. At December 31, 2001, total capitalization was $1,449.0 million, which consisted of $670.9 million of debt and $778.1 million of equity. This resulted in a debt-to-total capitalization ratio of 46.3%. The prior year debt-to-total capitalization ratio was 47.0%. The decrease resulted from utilizing the strong cash flow during 2001 to reduce total debt by $110.6 million. Long-term debt as a percentage of total capitalization was 39.0% at December 31, 2001, compared to 18.2% at December 31, 2000 and 23.9% at December 31, 1999. This increase in 2001 was due to the issuance of $350.0 million of 10-year 7 3/8% notes due May 15, 2011.

Our debt is considered investment grade by the rating agencies. On November 16, 2001, Fitch reduced their ratings from A to A- and F1 to F2. All other ratings were unchanged during the year. Below are their latest ratings by category.

                                               Standard
      Category                   Moody's      and Poor's      Fitch
      --------                   -------      ----------      -----
      Medium-term notes           Baa1            A-            A-
      ESOP senior notes           Baa1            A-            A-
      Commercial paper            P-2             A-2           F2

Our debt primarily consists of medium-term notes and two issuances of 10-year long-term notes.

We have a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under the Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. These notes are due September 1, 2007.

We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the Shelf Registration. At December 31, 2001, $146.0 million of these notes remained outstanding. The interest rates at December 31, 2001, for the outstanding $146.0 million medium-term notes ranged from 6.09% to 7.35% and had a weighted average coupon rate of 6.6%. These notes have maturities ranging from 2002 to 2008.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. The interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commenced on November 15, 2001, and the notes mature on May 15, 2011. On August 3, 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange was that no additional debt was issued on August 3, 2001, and substantially all of the notes are now publicly registered with the SEC.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term debt from fixed to variable rates. The notional amount of the interest rate swaps subject to variable rates is $150.0 million. Under these agreements, we have contracted to pay a variable rate based upon LIBOR and to receive fixed rate payments ranging from 6.95% to 7.35%. We have designated the agreements as fair value hedging instruments. At December 31, 2001, we recorded an asset of $2.9 million (its fair value) for the swap agreements and adjusted the fair value of the related debt by the same amount. The effect of these agreements was a reduction in interest expense of $1.3 million during 2001, when compared to the fixed rates. At current interest rates, we expect this favorable condition to occur again in 2002. We entered into these agreements to balance our debt portfolio by changing from all fixed interest rates to a mixture of fixed and floating interest rates, thereby taking advantage of lower short-term rates.

From time to time, we utilize short-term debt such as commercial paper issuance and uncommitted bank loans to supplement our short-term financing needs. The commercial paper and the short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that could be outstanding during 2001 was limited to a maximum of $600.0 million. Our commercial paper program is supported by our revolving credit facility, which is described below.

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

We use operating leases, primarily for our retail locations, distribution centers and corporate headquarters, to lower our capital requirements. We do not have any other off-balance sheet financing arrangements.

Management believes that our present borrowing capacity is greater than our established credit lines and long-term debt in place.

On December 14, 2000, we announced that our Board of Directors had authorized management to purchase up to 10.0 million shares of our common stock. During 2001, 9.3 million shares were repurchased for $250.4 million. Additionally, on December 13, 2001, we announced that our Board of Directors had expanded that existing program to allow management to purchase up to 25.0 million shares of our common stock. The expanded program has no expiration date.

The purchases under the share repurchase program described above are in addition to the shares required for employee stock purchase plans, which are purchased throughout the year. Purchases will continue to be made in 2002 in the open market with funding of the programs coming from existing cash balances, excess free cash flow and short-term borrowings, if needed.

In the fourth quarter of 2001, we announced the sale of our corporate headquarters building and our plans to construct a new headquarters in Fort Worth, Texas. We entered into sale-leaseback agreements whereby our existing corporate headquarters land and buildings were sold and leased back to us. These agreements provide us with the time necessary to arrange for the construction of the new facility. Currently, our plans are to finance the new corporate campus with an off-balance sheet operating lease arrangement. We believe that this type of structure, when used as designed and in moderation, enables us to maintain financial flexibility and is appropriate. Management recognizes that this type of financing is under review and that the structure may change, making it uneconomical to execute and requiring us to record the new corporate campus and related debt on our balance sheet. We have explored alternatives in the event that changes occur and believe that we have a number of viable options available to finance our corporate headquarters facility.

The tables below, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our financial statements, summarizes our various repayment requirements, interest rates and available credit lines.

The table below contains the contractual commitments associated with our debt obligations, lease obligations, and marketing agreements.

(In millions)                                               December 31,
--------------------------------------------------------------------------------------------------------
                               2002       2003       2004       2005       2006    Thereafter    Total
                            ----------------------------------------------------------------------------
Debt principal                $ 85.3     $ 20.0     $ 39.5     $   --     $  5.1     $500.8     $  650.7
Debt interest                   42.6       39.7       38.6       36.7       36.7      120.4        314.7
Capital leases                   2.4         --         --         --         --         --          2.4
Operating leases               172.6      152.5      118.4       80.0       48.6       79.9        652.0
Marketing agreements            62.3        8.1        1.5         --         --         --         71.9
--------------------------------------------------------------------------------------------------------
                              $365.2     $220.3     $198.0     $116.7     $ 90.4     $701.1     $1,691.7
                            ============================================================================

The table below contains our credit commitments from various financial institutions.

(In millions)
--------------------------------------------------------------------------------------------------------
                                                            Commitment Expiration Per Period
                                                --------------------------------------------------------
                                 Total Amounts    Less than
Credit Commitments                 Committed        1 year      1-3 years     4-5 years    Over 5 years
--------------------------------------------------------------------------------------------------------
Lines of credit                     $ 600.0        $ 300.0       $ 300.0          --            --
Stand-by letters of credit              3.2            1.7           1.5          --            --
--------------------------------------------------------------------------------------------------------
Total commercial commitments        $ 603.2        $ 301.7       $ 301.5          --            --
                                ========================================================================

INFLATION
Inflation has not significantly impacted us over the past three years. Management does not expect inflation to have a significant impact on operations in the foreseeable future, unless global or geo-political situations substantially affect the world economy.

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2001, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks other than the interest rate swaps noted above. We do not use derivatives for speculative purposes.

Our exposure to market risks results from changes in short-term interest rates. Interest rate risk exists principally with respect to $150.0 million of indebtedness, which, because of the interest rate swaps discussed in Note 2 of the financial statements, effectively bears interest at short-term floating rates. In the future, an unfavorable change of 100 basis points in the interest rate applicable to this floating-rate indebtedness could result in additional interest expense of $1.5 million annually. This assumption assumes no change in the principal or the incurring of additional indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 24. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K under Regulation 14A. The information called for by this Item with respect to directors has been omitted under General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting. For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

We will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K under Regulation 14A. The information called for by this Item with respect to executive compensation has been omitted under General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

We will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K under Regulation 14A. The information called for by this Item with respect to security ownership of certain beneficial owners and management has been omitted under General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We will file a definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K under Regulation 14A. The information called for by this Item with respect to certain relationships and transactions with management and others has been omitted under General Instruction G(3). This information is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)Documents filed as part of this report.
   1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 25.

   2. None

   3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 48, which immediately precedes such exhibits.

Certain instruments defining the rights of holders of our long-term debt are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of the our total assets on a consolidated basis. We hereby agree to furnish the Securities and Exchange Commission copies of such instruments upon request.


(b)Reports on Form 8-K.

    On December 19 2001, we announced moves to strengthen and restructure our asset base. The Form 8-K was filed on December 21, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioShack Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RADIOSHACK CORPORATION


     March 22, 2002                        /s/ Leonard H. Roberts
                                           --------------------------
                                           Leonard H. Roberts
                                           Chairman and Chief Executive Officer,
                                           RadioShack Corporation


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioShack Corporation has duly caused this report to be signed on its behalf by the following persons in the capacities indicated on this 22nd day of March, 2002.

Signature                    Title


/s/ Leonard H. Roberts       Chairman, Chief Executive Officer and Director
-----------------------------(Chief Executive Officer)
Leonard H. Roberts

/s/ Michael D. Newman        Senior Vice President and Chief Financial Officer
-----------------------------(Principal Financial Officer)
Michael D. Newman

/s/ Richard L. Ramsey        Vice President and Controller
-----------------------------(Principal Accounting Officer)
Richard L. Ramsey

/s/ Frank J. Belatti         Director                                   Director
-----------------------------              -----------------------------
Frank J. Belatti                           Jack L. Messman

/s/ Ronald E. Elmquist       Director      /s/ William G. Morton, Jr.   Director
-----------------------------              -----------------------------
Ronald E. Elmquist                         William G. Morton, Jr.

                             Director      /s/ Thomas G. Plaskett       Director
-----------------------------              -----------------------------
Richard J. Hernandez                       Thomas G. Plaskett

/s/ Lawrence V. Jackson      Director                                   Director
-----------------------------              -----------------------------
Lawrence V. Jackson                        Alfred J. Stein

/s/ Robert J. Kamerschen     Director      /s/ William E. Tucker        Director
-----------------------------              -----------------------------
Robert J. Kamerschen                       William E. Tucker

/s/ Lewis F. Kornfeld, Jr.   Director      /s/ Edwina D. Woodbury       Director
-----------------------------              -----------------------------
Lewis F. Kornfeld, Jr.                     Edwina D. Woodbury

                             RADIOSHACK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Accountants...............................            26
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 2001...................            27
Consolidated Balance Sheets at December 31, 2001
  and December 31, 2000.........................................            28
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...................            29
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001.........            29
Notes to Consolidated Financial Statements......................          30-47

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

                        Report of Independent Accountants


To the Board of Directors and Stockholders of RadioShack Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 25 present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
February 20, 2002

CONSOLIDATED STATEMENTS OF INCOME
RadioShack Corporation and Subsidiaries

                                                                     Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                 2001                     2000                     1999
                                                       % of                       % of                    % of
(In millions, except per share amounts)   Dollars     Revenues     Dollars     Revenues     Dollars     Revenues
-----------------------------------------------------------------------------------------------------------------
Net sales and operating revenues         $4,775.7       100.0%    $4,794.7       100.0%    $4,126.2       100.0%
Cost of products sold                     2,478.9        51.9      2,425.1        50.6      2,042.7        49.5
                                         ---------    ---------   ---------    ---------   ---------    ---------
Gross profit                              2,296.8        48.1      2,369.6        49.4      2,083.5        50.5
                                         ---------    ---------   ---------    ---------   ---------    ---------

Operating expenses:
  Selling, general and administrative     1,713.9        35.9      1,632.6        34.1      1,496.0        36.2
  Depreciation and amortization             108.3         2.3        107.3         2.2         90.2         2.2
  Loss on sale of assets                     57.2         1.2           --          --           --          --
  Impairment of long-lived assets            39.8         0.8           --          --           --          --
  Employee separation and other costs        18.3         0.4           --          --           --          --
                                         ---------    ---------   ---------    ---------   ---------    ---------
Total operating expenses                  1,937.5        40.6      1,739.9        36.3      1,586.2        38.4
                                         ---------    ---------   ---------    ---------   ---------    ---------

Operating income                            359.3         7.5        629.7        13.1        497.3        12.1

Interest income                              13.0         0.3         17.8         0.4         20.4         0.5
Interest expense                            (50.8)       (1.1)       (53.9)       (1.1)       (37.2)       (0.9)
Provision for loss on Internet-
 related investment                         (30.0)       (0.6)          --          --           --          --
                                         ---------    ---------   ---------    ---------   ---------    ---------

Income before income taxes                  291.5         6.1        593.6        12.4        480.5        11.7

Provision for income taxes                  124.8         2.6        225.6         4.7        182.6         4.5
                                         ---------    ---------   ---------    ---------   ---------    ---------
Net income                                  166.7         3.5        368.0         7.7        297.9         7.2


Preferred dividends                           4.9         0.1          5.3         0.1          5.5         0.1

                                         ---------    ---------   ---------    ---------   ---------    ---------
Net income available to common
 shareholders                            $  161.8         3.4%    $  362.7         7.6%    $  292.4         7.1%
                                         =========    =========   =========    =========   =========    =========

Net income available per common
 share:

     Basic                               $   0.88                 $   1.94                 $   1.51
                                         =========                =========                =========

     Diluted                             $   0.85                 $   1.84                 $   1.43
                                         =========                =========                =========

Shares used in computing earnings
per common share:

     Basic                                  183.8                    187.3                    194.2
                                         =========                =========                =========

     Diluted                                191.2                    197.7                    205.0
                                         =========                =========                =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RadioShack Corporation and Subsidiaries

                                                                     December 31,
                                                                ----------------------
(In millions, except for share amounts)                           2001          2000
------------------------------------------------------------------------      --------
Assets
Current assets:
  Cash and cash equivalents                                     $  401.4      $  130.7
  Accounts and notes receivable, net                               276.3         464.7
  Inventories, at lower of cost or market                          949.8       1,164.3
  Other current assets                                              86.8          58.5
                                                                --------      --------
    Total current assets                                         1,714.3       1,818.2

Property, plant and equipment, net                                 417.7         456.8
Other assets, net of accumulated amortization                      113.1         301.5
                                                                --------      --------
Total assets                                                    $2,245.1      $2,576.5
                                                                ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities                 $  105.5      $  478.6
   of long-term debt
  Accounts payable                                                 206.7         234.8
  Accrued expenses                                                 336.1         330.1
  Income taxes payable                                             178.1         188.9
                                                                --------      --------
    Total current liabilities                                      826.4       1,232.4

Long-term debt, excluding current maturities                       565.4         302.9
Other non-current liabilities                                       75.2          60.9
                                                                --------      --------
    Total liabilities                                            1,467.0       1,596.2
                                                                --------      --------

Minority interest in consolidated subsidiary                          --         100.0

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized:
    Series A junior participating, 300,000 shares designated
     and none issued                                                  --            --
    Series B convertible (TESOP), 100,000 shares authorized;
     64,500 and 68,800 shares issued, respectively                  64.5          68.8
  Common stock, $1 par value, 650,000,000 shares authorized;
   236,033,000 shares issued                                       236.0         236.0
  Additional paid-in capital                                       138.8         116.1
  Retained earnings                                              1,787.3       1,661.5
  Treasury stock, at cost; 59,233,000 and 50,269,000
   shares, respectively                                         (1,443.5)     (1,189.6)
  Unearned deferred compensation                                    (4.3)        (11.5)
  Accumulated other comprehensive loss                              (0.7)         (1.0)
                                                                --------      --------
    Total stockholders' equity                                     778.1         880.3
Commitments and contingent liabilities (see Note 10)            --------      --------
Total liabilities and stockholders' equity                      $2,245.1      $2,576.5
                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RadioShack Corporation and Subsidiaries

                                                                    Year Ended December 31,
                                                             ------------------------------------
(In millions)                                                  2001          2000          1999
 ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                 $  166.7      $  368.0      $  297.9
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loss on Internet-related investment            30.0            --            --
    Impairment of long-lived assets                              39.8            --            --
    Loss on sale of assets                                       57.2            --            --
    Depreciation and amortization                               108.3         107.3          90.2
    Deferred income taxes and other items                        (9.4)         32.1          58.6
    Provision for credit losses and bad debts                    14.5           3.6           0.9
  Changes in operating assets and liabilities:
    Receivables                                                 165.8        (149.0)        (29.3)
    Inventories                                                 213.9        (302.9)         52.6
    Other current assets                                          1.7          (6.2)         15.1
    Accounts payable, accrued expenses and income taxes         (12.7)         63.6          75.6
                                                             --------      --------      --------
Net cash provided by operating activities                       775.8         116.5         561.6
                                                             --------      --------      --------

Investing activities:
  Additions to property, plant and equipment                   (139.2)       (119.6)       (102.4)
  Proceeds from sale of property, plant and equipment            17.4           1.5           5.6
  Proceeds from sale of equity securities                          --          17.9            --
  Proceeds from early retirement of CompUSA note                123.6            --            --
  Investment in securities                                         --         (30.0)        (20.0)
  Other investing activities                                     (4.1)         (3.8)         (4.2)
                                                             --------      --------      --------
Net cash used by investing activities                            (2.3)       (134.0)       (121.0)
                                                             --------      --------      --------

Financing activities:
  Purchases of treasury stock                                  (308.3)       (400.6)       (422.2)
  Exercise of common stock put options                           (2.1)         (8.6)           --
  Proceeds from sale of common stock put options                  0.3           0.5           4.4
  Sale of treasury stock to stock plans                          46.3          46.8          39.5
  Proceeds from exercise of stock options                         7.4          19.5          42.0
  Proceeds from (purchase of) minority interest
   in consolidated subsidiary                                   (88.0)        100.0            --
  Dividends paid                                                (43.7)        (44.7)        (42.5)
  Changes in short-term borrowings, net                        (443.6)        285.2         (42.3)
  Additions to long-term borrowings                             346.1            --         100.6
  Repayments of long-term borrowings                            (17.2)        (14.5)        (20.0)
                                                             --------      --------      --------
Net cash used by financing activities                          (502.8)        (16.4)       (340.5)
                                                             --------      --------      --------


Increase/(decrease) in cash and cash equivalents                270.7         (33.9)        100.1
Cash and cash equivalents, beginning of period                  130.7         164.6          64.5
                                                             --------      --------      --------
Cash and cash equivalents, end of period                     $  401.4      $  130.7      $  164.6
                                                             ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RadioShack Corporation and Subsidiaries

                                                 Shares at December 31,               Dollars at December 31,
                                            --------------------------------     --------------------------------
(In millions)                                 2001        2000        1999         2001        2000        1999
------------                                --------    --------    --------     --------    --------    --------
Preferred stock
Beginning of year                               0.1         0.1         0.1    $    68.8   $    72.8   $   100.0
Cancellation of preferred stock, net of
 repurchases                                     --          --          --         (4.3)       (4.0)      (27.2)
                                            --------    --------    --------     --------    --------    --------
End of year                                     0.1         0.1         0.1    $    64.5   $    68.8   $    72.8
                                            ========    ========    ========     ========    ========    ========

Common stock
Beginning of year                             236.0       235.8       139.2    $   236.0   $   235.8   $   139.2
Two-for-one common stock split                   --          --        96.6           --          --        96.6
Restricted stock awards, net of
 forfeitures                                     --         0.2          --           --         0.2          --
                                            --------    --------    --------     --------    --------    --------
End of year                                   236.0       236.0       235.8    $   236.0   $   236.0   $   235.8
                                            ========    ========    ========     ========    ========    ========

Treasury stock
Beginning of year                             (50.2)      (45.1)      (41.8)   $(1,189.6)  $  (892.3)  $(1,161.6)
Purchase of treasury stock                    (10.7)       (7.9)       (8.5)      (296.4)     (368.6)     (435.9)
Issuance of common stock                        1.3         1.5         2.2         33.5        29.9        37.1
Exercise of stock options and grant of
 stock awards                                   0.4         1.3         3.0          9.0        30.1        51.6
Cancellation of preferred stock, net of
 repurchases                                     --          --          --           --          --        28.8
Two-for-one common stock split                   --          --          --           --          --       603.8
Other                                            --          --          --           --        11.3       (16.1)
                                            --------    --------    --------     --------    --------    --------
End of year                                   (59.2)      (50.2)      (45.1)   $(1,443.5)  $(1,189.6)  $  (892.3)
                                            ========    ========    ========     ========    ========    ========

Additional paid-in capital
Beginning of year                                                              $   116.1   $    82.4   $   109.7
Issuance of common stock                                                            15.5        21.6        74.9
Restricted stock awards, net of
 forfeitures                                                                        (0.9)        7.0       (10.6)
Exercise of stock options and grant of
 stock awards                                                                         --         3.5        28.6
Two-for-one common stock split                                                        --          --      (123.0)
Purchase of minority interest, net of
 taxes                                                                               7.8          --          --
Other                                                                                0.3         1.6         2.8
                                                                                 --------    --------    --------
End of year                                                                    $   138.8   $   116.1   $    82.4
                                                                                 ========    ========    ========

Retained earnings
Beginning of year                                                              $ 1,661.5   $ 1,353.3   $ 1,693.4
Net income                                                                         166.7       368.0       297.9
Series B convertible stock dividends,
 net of taxes                                                                       (3.2)       (3.4)       (3.6)
Cancellation of preferred stock, net of
 repurchases                                                                        (7.4)      (14.4)      (18.0)
Common stock cash dividends declared                                               (30.3)      (42.0)      (38.6)
Two-for-one common stock split                                                        --          --      (577.8)
                                                                                 --------    --------    --------
End of year                                                                    $ 1,787.3   $ 1,661.5   $ 1,353.3
                                                                                 ========    ========    ========

Unearned deferred compensation
Beginning of year                                                              $   (11.5)  $   (20.5)  $   (31.5)
Restricted stock awards                                                               --         0.2        (0.5)
Deferred compensation earned                                                         7.2         8.8        11.5
                                                                                 --------    --------    --------
End of year                                                                    $    (4.3)  $   (11.5)  $   (20.5)
                                                                                 ========    ========    ========

Accumulated other comprehensive loss
Beginning of year                                                              $    (1.0)  $    (0.8)  $    (1.0)
Other comprehensive income (loss)                                                    0.3        (0.2)        0.2
                                                                                 --------    --------    --------
End of year                                                                    $    (0.7)  $    (1.0)  $    (0.8)
                                                                                 ========    ========    ========

Total stockholders' equity                                                     $   778.1   $   880.3   $   830.7
                                                                                 ========    ========    ========

Comprehensive income
Net income                                                                     $   166.7   $   368.0   $   297.9
Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustments                                           (0.3)       (0.2)        0.2
 Gain on interest rate swaps, net                                                    0.6          --          --
                                                                                 --------    --------    --------
  Other comprehensive income (loss)                                                  0.3        (0.2)        0.2
                                                                                 --------    --------    --------
Comprehensive income                                                           $   167.0   $   367.8   $   298.1
                                                                                 ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
Through our approximately 7,200 company-owned and dealer/franchise retail outlets, we are one of the nation's largest consumer electronics chains. Our sales and operating revenues primarily relate to private label and third party branded consumer electronics, brand name personal computers, wireless communication products and services, telephony and direct-to-home ("DTH") satellite systems sold through our retail locations. Additionally, we operate certain related retail support entities and consumer electronics manufacturing businesses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions are eliminated in consolidation.

Pervasiveness of Estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The weighted average interest rates were 1.7% and 6.3% at December 31, 2001 and 2000, respectively, for cash equivalents totaling $322.1 million and $39.1 million, respectively.

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

Accounts Receivable and Allowance For Doubtful Accounts: An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base and their location in many different geographic areas of the country. However, we do have some concentration of credit risk from service providers in the wireless telephone and DTH satellite services industries, due to sales of their products and services.

Inventories: Inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Property, Plant and Equipment: Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains and losses are recognized. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital leases is included in depreciation and amortization in the Consolidated Statements of Income.

Capitalized Software Costs: We capitalize qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2001, 2000 and 1999 totaled $46.6 million, $39.6 million and $25.6 million, net of accumulated amortization of $26.3 million, $16.0 million and $8.1 million, respectively.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected life of the underlying assets. At December 31, 2000, the net goodwill balance totaled $50.6 million, composed primarily of goodwill resulting from the 1999 acquisition of AmeriLink Corporation. During 2001, we recorded an impairment of the AmeriLink goodwill aggregating $37.0 million, resulting in a net goodwill balance at December 31, 2001 of $11.0 million. Goodwill amortization expense in 2001 and 2000 was $2.6 million and $2.3 million, respectively. See "Recently Issued Accounting Pronouncements" below for further discussion of goodwill.

Impairment of Long-Lived Assets: Long-lived assets (primarily property, plant and equipment and goodwill) held and used by us or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Derivatives: In June 1998 and June 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133)," respectively. These standards establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of these standards on January 1, 2001, did not have an effect on our consolidated financial statements.

We maintain strict internal controls, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term debt from fixed to variable rates. The accounting for changes in the fair value of an interest rate swap depends on the use of the swap. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. Any portion considered to be ineffective will be reported in earnings immediately. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values due primarily to the short-term nature of their maturities or their varying interest rates.

Revenue Recognition: Our revenue is derived primarily through the sale of private label and third party branded products to consumers. Services and other operating revenues are less than 10% of total revenue. Revenue is recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Residual income is recorded as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer.

Additionally, our retail operations offer extended service contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time of sale of the contract. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the lives of the contracts. Costs directly related to the sale of such contracts are deferred and charged to expense proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that realization of such benefits are more likely than not.

Common Stock Put Options: A common stock put option is an equity instrument whereby we receive an upfront cash premium for granting another party the option to sell a defined number of our shares to us at a fixed price on a specified future date. The proceeds received upon the sale of these instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instruments are not recognized. There were no common stock put options outstanding at the end of 2001.

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

                                                                    Year Ended December 31,
                                         2001                                2000                                1999
                          ----------------------------------  ----------------------------------  ----------------------------------
  (In millions, except      Income      Shares     Per Share    Income      Shares     Per Share    Income      Shares     Per Share
   per share amounts)     (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
   -----------------      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income                 $  166.7                            $  368.0                            $  297.9
Less: Preferred stock
 dividends                     (4.9)                               (5.3)                               (5.5)
                          ----------                          ----------                          ----------

Basic EPS
Net income
 available to common          161.8       183.8    $   0.88       362.7       187.3    $   1.94       292.4       194.2    $   1.51
 shareholders                                     ==========                          ==========                          ==========

Effect of dilutive
 securities:
Plus dividends on
 Series B preferred stock       4.9                                 5.3                                 5.5
Additional contribution
 required for TESOP if
 preferred stock had
 been converted                (3.5)        5.8                    (3.4)        6.2                    (4.1)        6.5
Stock options                               1.6                                 4.2                                 4.3
                          ----------  ----------              ----------  ----------              ----------  ----------

Diluted EPS
Net income
 available to common
 shareholders plus
 assumed conversions       $  163.2       191.2    $   0.85    $  364.6       197.7    $   1.84    $  293.8       205.0    $   1.43
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Options to purchase 12.2 million, 0.9 million and 3.3 million shares of common stock in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year.

Stock-Based  Compensation:  We  have  adopted  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation" ("FAS 123"), on a disclosure basis only. We measure compensation costs under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. Advertising expense was $253.9 million, $227.1 million and $199.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Comprehensive Income (Loss): Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income (loss) is comprised of the gain on an interest rate swap used as a cash flow hedge and foreign currency translation adjustments, which are shown net of tax in the accompanying Consolidated Statements of Stockholders' Equity.

Reclassifications: Certain amounts in the December 31, 2000 and 1999 financial statements have been reclassified to conform with the December 31, 2001 presentation. These reclassifications have no effect on net income or stockholders' equity as previously reported.

Recently Issued Accounting Pronouncements: The Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("FAS 142"), in July 2001, which establishes accounting and reporting standards for goodwill and other intangible assets. FAS 142 becomes effective for all fiscal quarters of fiscal years beginning after December 15, 2001. Among other things, FAS 142 eliminates the amortization of goodwill, but requires an annual review of the possible impairment of goodwill. We adopted FAS 142 effective January 1, 2002.

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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE
As of December 31, 2001 and 2000, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

Accounts and Notes Receivable

                                                December 31,
                                        ----------------------------
(In millions)                               2001            2000
-------------                           ------------    ------------
Receivables from vendors and service
 providers                               $  152.4        $  294.1
Trade accounts receivable                    92.6           110.8
Receivables from InterTAN, Inc.               1.8             5.0
Current portion of CompUSA's note
 receivable                                    --             9.7
Current portion of Fry's notes
 receivable                                   1.0             8.0
Other receivables                            35.3            43.4
Allowance for doubtful accounts              (6.8)           (6.3)
                                        ------------    ------------
Accounts and notes receivable, net       $  276.3        $  464.7
                                        ============    ============

Receivables from vendors and service providers include marketing development funds, residual income, consumer acquisition fees, and rebates and other promotions from our third party service providers, after taking into account estimates for service provider customer deactivations and non-activations, which are factors in determining the amounts of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts
                                                        December 31,
                                            ------------------------------------
(In millions)                                  2001         2000         1999
-------------                               ----------   ----------   ----------
Balance at the beginning of the year         $  6.3       $  2.8       $  8.5
Provision for credit losses and bad debt
 included in SG&A expense                      14.5          3.6          0.9
Uncollected receivables written off,
 net of recoveries                            (14.0)        (0.1)        (6.6)
                                            ----------   ----------   ----------
Balance at the end of the year               $  6.8       $  6.3       $  2.8
                                            ==========   ==========   ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT ("PP&E")
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                                December 31,
                                                        Range of                        ----------------------------
(In millions)                                     Estimated Useful Life                     2001            2000
-------------                                     ---------------------                 ------------    ------------
Land                                                       --                            $   38.3        $   18.1
Buildings                                             10 - 40 years                          93.2           194.2
Furniture, fixtures and equipment(1)                   2 -15 years                          543.9           558.7
Leasehold improvements                 Primarily, the shorter of the life of the
                                        improvements or the term of the related
                                           lease and certain renewal periods                326.7           351.4
                                                                                        ------------    ------------
Total PP&E                                                                                1,002.1         1,122.4
Less accumulated depreciation
and amortization of capital leases                                                         (584.4)         (665.6)
                                                                                        ------------    ------------
PP&E, net                                                                                $  417.7        $  456.8
                                                                                        ============    ============

(1) Includes  $22.1 million of assets under capital  leases at both December 31, 2001, and December 31, 2000.

In the fourth  quarter of 2001,  we sold and leased  back most of our  corporate headquarters at a loss of $44.8 million.

NOTE 5 - OTHER ASSETS
                                             December 31,
                                     ----------------------------
(In millions)                            2001            2000
-------------                        ------------    ------------
Notes receivable                      $    4.3        $  132.9
Goodwill (1)                              11.0            50.6
Deferred income taxes                     68.0            61.9
Internet-related investment                 --            30.0
Other                                     29.8            26.1
                                     ------------    ------------
Total other assets                    $  113.1        $  301.5
                                     ============    ============

(1) See Note 6.

On August 31, 1998, we sold 100% of the outstanding common stock of our Computer City, Inc. subsidiary to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001, we received $123.6 million for the settlement of the purchase price and settlement of the $136.0 million note. Thus, we incurred an additional loss from the sale of Computer City, Inc. of $12.4 million.

During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation, a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to the uncertainty surrounding Digital:Convergence's ability to secure sufficient additional funding or to complete an initial public offering. As such, we recorded a loss provision equal to our initial investment.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
AmeriLink Corporation, also known as RadioShack Installation Services ("RSIS"), was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. Since their acquisition, RSIS has incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize RSIS, but due to the overall slowdown in the economy and the lag in the market for home connectivity services, RSIS continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of the their estimated future cash flows, which indicated that their long-lived assets were impaired. The carrying value of RSIS's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately
$37.0 million. An impairment of goodwill for that amount was recorded and included in the accompanying 2001 Consolidated Statement of Income. The remaining balance of RSIS's goodwill is $8.1 million, which will be subject to future impairment analyses.

Our strategic alliance with Blockbuster to introduce a RadioShack "store-within-a-store" at Blockbuster locations did not provide sufficient cash flows to recover our investment in fixtures and other fixed assets. An impairment loss of $2.8 million was recorded for those assets in 2001 and is included in the accompanying Consolidated Statements of Income.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES
Short-Term Debt
                                                            December 31,
                                                    ----------------------------
(In millions)                                           2001            2000
-------------                                       ------------    ------------
Commercial paper, net of unamortized discount         $     --        $  346.6
Short-term debt                                           17.8           114.7
Current portion of long-term debt                         81.5             4.0
Current portion of capitalized lease obligations           2.4             5.5
Current portion of guarantee on TESOP indebtedness         3.8             7.8
                                                    ------------    ------------
Total short-term debt                                 $  105.5        $  478.6
                                                    ============    ============

Borrowings payable within one year are summarized in the short-term debt table above. Short-term debt at December 31, 2001, consisted primarily of long-term debt within one year of maturity; short-term debt in 2000 consisted primarily of domestic seasonal borrowings.

Long-Term Debt
                                                            December 31,
                                                    ----------------------------
(In millions)                                           2001            2000
-------------                                       ------------    ------------
Ten-year 7 3/8% notes payable, net of unamortized
 issuance costs of $3.6 million at December 31, 2001  $  346.4        $     --
Notes payable issued under the Shelf Registration,
 net of unamortized issuance costs and hedge
 adjustment of $2.3 million and $4.9 million,
 respectively                                            147.7           145.1
Medium-term notes payable issued under the Shelf
 Registration, net of unamortized issuance costs and
 hedge adjustment of ($0.7) million and $0.4 million,
 respectively                                            146.7           149.6
Notes payable with interest rates at December 31,
 2001 ranging from 2.85% to 2.90%                          6.1             6.1
Capital lease obligations (see Note 10)                    2.4             7.8
Guarantee of TESOP indebtedness (see Note 18)              3.8            11.6
                                                    ------------    ------------
                                                         653.1           320.2
                                                    ------------    ------------

Less current portion of:
 Notes payable                                            81.5             4.0
 Capital lease obligations                                 2.4             5.5
 Guarantee of TESOP indebtedness                           3.8             7.8
                                                    ------------    ------------
                                                          87.7            17.3
                                                    ------------    ------------
Total long-term debt                                  $  565.4        $  302.9
                                                    ============    ============

Long-term borrowings and capital lease obligations outstanding at December 31, 2001, mature as follows:

                          Long-Term
(In millions)             Borrowings        Capital Leases          Total
-------------           --------------      --------------      --------------
2002                       $  85.3             $   2.4             $  87.7
2003                          20.0                  --                20.0
2004                          39.5                  --                39.5
2005                            --                  --                  --
2006                           5.1                  --                 5.1
2007 and thereafter          500.8                  --               500.8
                        --------------      --------------      --------------
Total                      $ 650.7             $   2.4             $ 653.1
                        ==============      ==============      ==============

The fair value of our long-term debt of $647.8 million (including current portion, but excluding capital leases) was approximately $666.0 million at December 31, 2001. The fair value was computed using interest rates which were in effect at December 31, 2001, for similar debt instruments.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers by relying upon SEC Rule 144A. Interest is payable on November 15 and May 15 of each year. Payment of interest on the notes commenced on November 15, 2001, and the notes mature on May 15, 2011. On August 3, 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange was that no additional debt was issued on August 3, 2001, and substantially all of the notes are now publicly registered with the SEC.

We have a $300.0 million Debt Shelf Registration Statement ("Shelf Registration") which became effective in August 1997. Our medium and long-term notes outstanding at December 31, 2001, under the 1997 Shelf Registration totaled $296.0 million. The interest rate for the outstanding $150.0 million 10-year unsecured long-term notes is 6.95%. These notes are due September 1, 2007. The interest rates at December 31, 2001, for the outstanding $146.0 million medium-term notes ranged from 6.09% to 7.35% with a weighted average coupon rate of 6.6%. These medium-term notes have maturities ranging from 2002 to 2008.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term debt from fixed to variable rates. The notional amount of the interest rate swaps subject to variable rates is $150.0 million. Under these agreements, we have contracted to pay a variable rate based upon LIBOR and to receive fixed rate payments ranging from 6.95% to 7.35%. We have designated the agreements as fair value hedging instruments. At December 31, 2001, we recorded an asset of $2.9 million (its fair value) for the swap agreements and adjusted the fair value of the related debt by the same amount.

Short-Term Borrowing Facilities
                                                     Year Ended December 31,
                                                --------------------------------
(In millions)                                     2001        2000        1999
-------------                                   --------    --------    --------
Domestic seasonal bank credit lines and
 bank money market lines:
 Lines available at year end                    $ 774.0     $ 770.0     $ 955.0
 Loans outstanding at year end                       --       114.7        20.0
 Weighted average interest rate at year end          --         7.3%        6.5%
 Weighted average loans outstanding             $  22.1     $  64.2     $  57.1
 Weighted average interest rate during year         5.7%        7.0%        5.5%

Short-term foreign credit lines:
 Lines available at year end                    $  24.5     $  76.5     $ 156.4
 Loans outstanding at year end                       --          --         7.5
 Weighted average interest rate at year end          --                     7.1%
 Weighted average loans outstanding             $   1.9     $   6.7     $   8.0
 Weighted average interest rate during year         4.9%        6.8%        6.0%

Letters of credit and banker's acceptance
 lines of credit:
 Lines available at year end                    $ 206.0     $ 158.0     $ 232.3
 Acceptances outstanding at year end                 --          --          --
 Letters of credit open against outstanding
  purchase orders at year end                   $  31.2     $  44.6     $  86.6

Commercial paper credit facilities:
 Commercial paper outstanding at year end       $    --     $ 346.6     $ 146.8
 Weighted average interest rate at year end          --         7.5%        6.5%
 Weighted average commercial paper
  outstanding                                   $  83.2     $ 346.9     $ 179.9
 Weighted average interest rate during year         5.8%        6.8%        5.5%

Our short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table above. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation which takes into consideration the time period such debt was outstanding, as well as the amount outstanding. Our financing, primarily short-term debt, consists of short-term seasonal bank debt and commercial paper. The commercial paper and the short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that could be outstanding during 2001 was limited to a maximum of $600.0 million, which is based on the limits of the 364-day credit facility and the five-year credit facility.

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

We established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which we guarantee, is detailed in the discussion of the Tandy Fund in Note 18.

NOTE 8 - ACCRUED EXPENSES
                                                      December 31,
                                             ------------------------------
(In millions)                                     2001              2000
-------------                                ------------      ------------
Payroll and bonuses                            $  80.2           $  98.1
Insurance                                         70.3              69.0
Sales and payroll taxes                           41.1              37.3
Other                                            144.5             125.7
                                             ------------      ------------
Total accrued expenses                         $ 336.1           $ 330.1
                                             ============      ============

NOTE 9 - INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2001 and 2000 were comprised of the following:

                                                      December 31,
                                             ------------------------------
(In millions)                                    2001              2000
-------------                                ------------      ------------
Deferred tax assets
Insurance reserves                            $  23.7           $  22.4
Depreciation and amortization                    19.9              19.1
Deferred compensation                            18.2              13.3
Unrealized loss on investment                    10.8                --
Inventory adjustments, net                        5.6                --
Restructuring reserves                            4.5               4.2
Bad debt reserve                                  2.6               2.4
Other                                            39.2              38.4
                                             ------------      ------------
  Total deferred tax assets                     124.5              99.8
                                             ------------      ------------
Deferred tax liabilities
Deferred taxes on foreign operations              9.0               9.1
Inventory adjustments, net                         --              10.1
Other                                             4.4               3.1
                                             ------------      ------------
  Total deferred tax liabilities                 13.4              22.3
                                             ------------      ------------
Net deferred tax assets                       $ 111.1           $  77.5
                                             ============      ============

The net deferred tax asset is classified
 as follows:
 Other current assets                         $  43.1           $  15.6
 Noncurrent assets                               68.0              61.9
                                             ------------      ------------
Net deferred tax assets                       $ 111.1           $  77.5
                                             ============      ============

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are given in the two accompanying tables.

Income Tax Expense
                                         Year Ended December 31,
                               --------------------------------------------
(In millions)                      2001            2000            1999
-------------                  ------------    ------------    ------------
Current
 Federal                        $  137.3        $  187.3        $  139.3
 State                              18.2            28.1            17.1
 Foreign                             2.9             4.5             3.6
                               ------------    ------------    ------------
                                   158.4           219.9           160.0
                               ------------    ------------    ------------

Deferred
 Federal                           (26.0)            5.4            18.5
 State                              (7.6)            0.3             4.1
 Foreign                              --             --               --
                               ------------    ------------    ------------
                                   (33.6)            5.7            22.6
                               ------------    ------------    ------------
Provision for income taxes      $  124.8        $  225.6        $  182.6
                               ============    ============    ============

Statutory vs. Effective Tax Rate
                                                    Year Ended December 31,
                                               --------------------------------
(In millions)                                    2001        2000        1999
-------------                                  --------    --------    --------
Components of income from
 continuing operations:
  United States                                $  272.1    $  568.4    $  458.8
  Foreign                                          19.4        25.2        21.7
                                               --------    --------    --------
Income before income taxes                        291.5       593.6       480.5
Statutory tax rate                               x 35.0%     x 35.0%     x 35.0%
                                               --------    --------    --------
Federal income tax expense at statutory rate      102.0       207.8       168.2
State income taxes, net of federal benefit          6.9        18.5        13.8
Non-deductible goodwill                            13.8         0.9         0.9
Other, net                                          2.1        (1.6)       (0.3)
                                               --------    --------    --------
Total income tax expense                       $  124.8    $  225.6    $  182.6
                                               ========    ========    ========
Effective tax rate                                 42.8%       38.0%       38.0%
                                               ========    ========    ========

We anticipate that we will generate enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2001 or 2000.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
We are currently a party to a class action lawsuit filed in the Superior Court of Orange County, California, relating to the calculation of earned overtime wages for certain of our former and current employees in that state. While the alleged damages in this lawsuit are substantial, we believe that we have meritorious defenses and we are vigorously defending this case. We believe that if an adverse resolution of the litigation occurs, it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material adverse effect on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at December 31, 2001.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity. The liability, if any, associated with these various matters was not determinable at December 31, 2001.

We lease rather than own most of our facilities. Our retail stores comprise the largest portion of our leased facilities. These stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. We also lease distribution centers and office space. In addition, we have capital leases related to our computer and operating systems.

Future minimum rent commitments at December 31, 2001, for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

                                         Operating     Capital
(In millions)                             Leases        Leases
------------------------------------    ----------    ----------
2002...............................       $ 172.6       $  2.4
2003...............................         152.5           --
2004...............................         118.4           --
2005...............................          80.0           --
2006...............................          48.6           --
2007 and thereafter................          79.9           --
                                        ----------    ----------
Total minimum lease payments.......       $ 652.0       $  2.4
                                        ==========    ==========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed under the 1996 restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 12).

Rent Expense
                                             Year Ended December 31,
                                  --------------------------------------------
(In millions)                         2001            2000            1999
-------------                     ------------    ------------    ------------
Minimum rents                      $  226.3        $  210.3        $  201.7
Contingent rents                        4.0             4.9             3.8
                                  ------------    ------------    ------------
Total rent expense                 $  230.3        $  215.2        $  205.5
                                  ============    ============    ============

NOTE 11 - EMPLOYEE SEPARATION AND OTHER COSTS
During the third quarter of 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a reduction of our labor force, primarily for early retirements and involuntary and voluntary employee severance. In addition, during the fourth quarter, $4.8 million in charges were incurred relating primarily to the closure of RSIS's national commercial installation business. These costs are primarily comprised of severance costs, write-offs of certain fixed assets and future lease commitments. Costs incurred which impact continuing activities were excluded from this charge.

NOTE 12 - 1996 BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2001, 2000 and 1999, respectively, this accrual totaled $11.8 million, $11.0 million and $14.5 million. During 2001 and 2000, additional provisions of $3.0 million and $0.8 million were recorded, while costs of $2.2 million, $4.3 million and $5.7 million were charged to this liability in 2001, 2000 and 1999, respectively.

NOTE 13 - MINORITY INTEREST IN SUBSIDIARY
In November 1999, we formed a limited liability company, RadioShack.com LLC, and in January 2000 Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC. The difference in the initial price of the preferred units and repurchase price was treated as a redemption of mandatorily redeemable preferred units, which resulted in an increase to additional paid-in capital.

NOTE 14 - TREASURY STOCK REPURCHASE PROGRAM
On December 14, 2000, we announced that our Board of Directors had authorized management to purchase up to 10.0 million shares of our common stock. During 2001, 9.3 million shares were repurchased for $250.4 million. Additionally, on December 13, 2001, we announced that our Board of Directors had expanded that existing program to authorize us to purchase up to 25.0 million shares of our common stock. The expanded program has no expiration date.

The purchases under the share repurchase program described above are in addition to the shares required for employee stock purchase plans, which are purchased throughout the year.

NOTE 15 - STOCK OPTIONS AND PERFORMANCE AWARDS
We have implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans ("ISPs") described below, the exercise price of options must be equal to or greater than the fair market value on the date of grant. The 1993, 1997, 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Organization and Compensation Committee (the "Committee") specifies the terms for grants of options under these ISPs; terms of these options may not exceed 10 years. Grants of options generally vest over three years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

The 1993, 1997, 1999 and 2001 ISPs specify that each of our non-employee directors will receive a grant of non-qualified stock options (options which are not incentive stock options) ("NQs") for 16,000 shares of our common stock on the first business day of September each year ("Director Options"). However, Director Option grants are not made under more than one ISP in the same year. New directors upon election or appointment will receive a one-time grant of

20,000 shares at the time they attend their first Board meeting, and these new directors will not receive the annual Director Option grant until they have served at least one year. Director Options under the 1993 and 1997 ISPs have an exercise price of 100% of the fair market value of our common stock on the trading day prior to the date of grant. Director Options under the 1999 and 2001 ISPs have an exercise price of 100% of the fair market value of a share of our common stock on the date of grant. If a grant is made under the 1999 or 2001 ISPs on a non-trading date, the closest previous trading date is used. Under these four ISPs, one-third of the Director Options vest annually on the first three anniversary dates of the date of grant and options expire ten years after the date of grant.

A brief description of each our stock plans follows:

    1985 Stock Option Plan ("1985 SOP") - Under the 1985 SOP, as amended, options to acquire up to 8.0 million shares of our common stock were authorized to be granted to our officers and key management employees. The 1985 SOP terminated in 1995 and no further grants may be made under this plan.

    1993 Incentive Stock Plan ("1993 ISP") - The 1993 ISP permits the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), NQs and restricted stock. There were 666,566 shares available on December 31, 2001, for grants under the 1993 ISP.

    1994 Stock Incentive Plan ("1994 SIP") - On July 30, 1999, we acquired AmeriLink Corporation, which provides services to us as RSIS. As part of the purchase of AmeriLink, we agreed to assume the existing AmeriLink Corporation 1994 Stock Incentive Plan and certain related agreements and to convert AmeriLink's stock options to our stock options, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All shares in the 1994 SIP were fully vested on the date of transition and no further grants may be made under this plan. There were certain restricted stock agreements that were also assumed by us at the time of acquisition.

    1997 Incentive Stock Plan ("1997 ISP") - The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 572,731 shares available on December 31, 2001, for grants under the 1997 ISP.

    1999 Incentive Stock Plan ("1999 ISP") - The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs to broad based employee groups, primarily our 5,000 plus store managers and to other eligible employees and non-employee directors. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 58,074 shares available on December 31, 2001, for grants under the 1999 ISP.

    2001 Incentive Stock Plan ("2001 ISP") - The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 7,220,875 shares available on December 31, 2001, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)                  2001                        2000                        1999
 --------------------------         ------------------------    ------------------------    ------------------------
                                                   Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                   Exercise                    Exercise                    Exercise
                                      Shares        Price         Shares        Price         Shares        Price
                                    ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at beginning of year      15,179       $  34.33       12,747       $  29.29       10,154       $  17.07
Grants (1)                             9,384          34.42        5,003          41.58        6,240          40.41
Exercised                               (378)         19.84       (1,568)         15.55       (3,316)         12.61
Forfeited                             (1,316)         38.93       (1,003)         35.90         (331)         31.14
                                    ----------                  ----------                  ----------
Outstanding at end of year            22,869       $  34.34       15,179       $  34.33       12,747       $  29.29
                                    ==========                  ==========                  ==========

Exercisable at end of year             9,589       $  31.20        5,396       $  25.61        3,449       $  16.05
                                    ==========                  ==========                  ==========
Weighted average fair value of
 options granted during the year     $ 15.64                     $ 17.79                     $ 13.94
                                    ==========                  ==========                  ==========

(1) The  options  granted in 2001  increased  due to the  issuance of options to employees in both February and
December of 2001. The December 2001 grant did not include named executive officers or directors.

Fixed Price Stock Options

(Share amounts
  in thousands)                    Options Outstanding                           Options Exercisable
--------------      --------------------------------------------------    --------------------------------
                                        Weighted
                        Shares           Average          Weighted           Shares           Weighted
    Range of         Outstanding       Remaining           Average         Exercisable         Average
Exercises Prices     at 12/31/01     Contractual Life   Exercise Price     at 12/31/01      Exercise Price
----------------    --------------   ----------------   --------------    --------------    --------------
$ 7.53 - 25.00          4,942           5.39 years        $ 19.49             4,573            $ 19.22
 27.05 - 37.19          5,796           8.04                28.42             1,620              28.21
 38.35 - 38.35          5,153           9.06                38.35                 7              38.35
 38.41 - 46.03          3,749           7.60                43.20             1,140              45.00
 47.31 - 69.34          3,229           6.74                51.00             2,249              50.67
                    --------------                                        --------------
$ 7.53 - 69.34         22,869           7.44 years        $ 34.34             9,589            $ 31.20
                    ==============                                        ==============

Restricted Stock: We may also use restricted stock grants to compensate certain of our employees. As of December 31, 2001, 37,844 shares of restricted stock were outstanding, but not fully vested. Compensation expense related to restricted shares is recognized over the related service period. This expense totaled $0.7 million, $1.2 million and $12.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Store Manager Restricted Stock Grants - On February 1, 1998, we granted approximately 649,500 restricted stock awards consisting of 500 shares each to 1,299 store managers. The February 1998 restricted stock awards had a weighted average fair market value of $19.61 per share when granted. This restricted stock grant was to vest at the end of five years on February 2, 2003, if the managers receiving the grants were still employed by us at a store manager or higher position, at that time. However, the grants provided that the restricted shares would vest earlier if our common stock closed at $29.0625 or more for any 20 consecutive trading days beginning February 1, 2000. At December 31, 1999, it was probable that the 348,000 restricted stock awards that remained outstanding under this grant would vest under early vesting provisions. The resulting charge to compensation expense of $14.7 million, including related payroll taxes, was recorded as of December 31, 1999.

    Other Restricted Stock Grants - In 1997, the Committee granted a total of 56,000 shares of restricted stock awards to three executive officers. These awards vested ratably over 3 years and were fully vested in 2000. In 1998, the Committee granted a total of 172,000 shares of restricted stock awards to three executive officers. Of these awards, 100,000 shares vested ratably over 3 years and were fully vested in 2001. The remaining 72,000 shares awarded to one officer were to vest on October 23, 2005; however, shares in blocks of 24,000 would vest earlier if our common stock price exceeded certain levels for 15 consecutive trading days. All 72,000 of these shares vested in 1999. In 1999, the Committee granted 10,000 shares of restricted stock awards to two executive officers. These awards were to vest ratably over 3 years; 4,000 of these awards were canceled in 2000. At December 31, 2001, all of the 1999 shares granted had either vested or been cancelled. In 2000, the Committee granted a total of 66,712 shares of restricted stock awards to 38 executive officers and these awards vest ratably over 3 years, subject to the achievement of certain performance targets each year. At December 31, 2001, 37,844 of the shares granted in 2000 remained outstanding. No restricted awards were granted in 2001.

Pro Forma Information: Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if we had accounted for our employee stock options and restricted stock awards under the fair value method of that statement. The fair value of each option is estimated on the date of grant. The weighted average assumptions used for stock option grants in 2001, 2000 and 1999 were, respectively: expected dividend yields of 0.7%, 1.6% and 1.7%; expected volatilities of 42.3%, 37.1% and 30.9%; risk free interest rates of 4.9%, 6.5% and 5.5% and expected lives of six years.

For purposes of pro forma disclosures, the estimated fair value of the options and restricted stock awards is amortized to expense over the vesting period. Our pro forma information follows:

                                               Year Ended December 31,
(In millions, except
per share amounts)                        2001                            2000                            1999
-----------------             --------------------------------------------------------------------------------------------
                               As Reported      Pro Forma      As Reported      Pro Forma      As Reported      Pro Forma
                              ------------    ------------    ------------    ------------    ------------    ------------
Net income available to
 common shareholders            $ 161.8         $ 106.8         $ 362.7         $ 327.6         $ 292.4         $ 269.0

Net income available per
 common share:
    Basic                       $  0.88         $  0.58         $  1.94         $  1.75         $  1.51         $  1.38
    Diluted                     $  0.85         $  0.57         $  1.84         $  1.67         $  1.43         $  1.32

NOTE 16 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan and the Executive Deferred Stock Plan ("Compensation Plans") became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer delivery of any restricted stock or stock acquired under an NQ stock option exercise that would otherwise vest. Cash deferrals may be made in our common stock or mutual funds; however, restricted stock and stock acquired under an NQ stock option exercise may only be made in our common stock. We match 12% of salary and bonus deferrals in the form of our common stock. We will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock. Payment of deferrals will be made in cash and our common stock in accordance with the employee's specifications at the time of the deferral; payments to the employee will be in a lump sum or in annual installments not to exceed 20 years.

We contributed $1.4 million, $1.3 million and $1.0 million to the Compensation Plans for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 17 - COMPANY STOCK PLAN
Eligible employees may contribute 1% to 7% of their annual compensation to purchase our common stock at the monthly average daily closing price. We match 40%, 60% or 80% of the employee's contribution, depending on his or her length of continuous participation in the Stock Plan. This match is also in the form of our common stock. Company contributions to the Stock Plan amounted to $15.4 million, $16.7 million and $15.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 18 - TANDY FUND
The Tandy Fund ("Plan") is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in our common stock. Participants may defer, via payroll deductions, 1% to 8% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Company contributions are made directly to the Plan through the Tandy Employees Stock Ownership Plan ("TESOP") portion of the Plan. The TESOP is a leveraged employee stock ownership plan. Effective April 1, 2002, participants become fully vested in the contributions we make to the Plan upon completion of three years of service with us.

TESOP Portion of the Plan: On July 31, 1990, the trustee of the Plan borrowed $100.0 million at an interest rate of 9.34%; this amount was paid off on June 30, 2000 ("TESOP Notes"). The Plan trustee used the proceeds from the 1990 issuance of the TESOP Notes to purchase from us 100,000 shares of TESOP
Preferred Stock at a price of $1,000 per share. In December 1994, the Plan entered into an agreement with an unrelated third party to refinance up to $16.7 million of the TESOP Notes in a series of six annual notes (the "Refinanced Notes"), beginning December 30, 1994. As of December 31, 1999, the Plan had borrowed all of the $16.7 million for the refinancing of the TESOP Notes. As of December 31, 2001, the Plan had repaid three of the Refinanced Notes totaling $12.9 million. The maturity date for the remaining three Refinanced Notes totaling $3.8 million with interest rates ranging from 5.84% to 7.61% is December 2002. Dividend payments and contributions received by the Plan from us will be used to repay the indebtedness.

Each share of TESOP Preferred Stock is convertible into 87.072 shares of our common stock. The annual cumulative dividend on TESOP Preferred Stock is $75.00 per share, payable semiannually. Because we have guaranteed the repayment of the Refinanced Notes, the indebtedness of the Plan is recognized as a liability in the accompanying Consolidated Balance Sheets. An offsetting charge has been made in the stockholders' equity section of the accompanying Consolidated Balance Sheets to reflect unearned deferred compensation related to the Plan.

Compensation and interest expenses related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)                  2001          2000          1999
-------------                  ----          ----          ----
Compensation expense         $  6.4        $  7.8        $  8.7
Interest expense                0.8           1.4           2.3

Until the Plan year-end following the date when the Refinanced Notes have been paid in full, the TESOP Preferred Stock will be allocated to the participants annually, based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock are allocated to Plan participants, compensation expense is recorded and unearned deferred compensation is reduced. Interest expense on the Refinanced Notes is also recognized as a cost of the Plan. The compensation component of the Plan expense is reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions made by us to the Plan for the years ended December 31, 2001, 2000 and 1999 totaled $8.6 million, $10.9 million and $12.0 million, respectively, including dividends paid on the TESOP Preferred Stock of $4.9 million, $5.3 million and $5.5 million, respectively.

As of December 31, 2001, 97,200 of the original 100,000 shares of TESOP Preferred Stock had been released to participants' accounts in the Plan, including 35,465 shares of the TESOP Preferred Stock previously withdrawn by participants. The remaining 2,800 shares of TESOP Preferred Stock are available for later release and allocation to participants' accounts over the remaining life of the Refinanced Notes. The appraised value of these remaining shares was $7.4 million at December 31, 2001. The TESOP Preferred Stock has certain liquidation preferences and may be redeemed after July 1, 1994, at specified premiums. As of March 31, 2001, 91,259 of the 97,200 released TESOP Preferred Stock shares had been allocated to participants' Plan accounts. The remaining 5,941 released shares are to be allocated to participants' accounts on March 31, 2002, which is the Plan's annual allocation date.

NOTE 19 - PREFERRED SHARE PURCHASE RIGHTS
In July 1999, the Board of Directors amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 20 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, our Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to our eligible employees who have been terminated, without cause, following a change in control of our company. In addition, for a certain period of time following an employee's termination, we, at our expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, we may not terminate or change existing employee benefit plans in any way which would affect accrued benefits or decrease the rate of our contribution to the plans.

NOTE 21 - DIVIDENDS DECLARED
We declared dividends of $0.165, $0.220 and $0.205 for the years 2001, 2000 and 1999, respectively. On July 25, 2001, we announced that we would pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and thereafter, if any, will be paid annually in December.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                         Year Ended December 31,
                              --------------------------------------------
(In millions)                     2001            2000            1999
-------------                 ------------    ------------    ------------

Interest paid                  $  48.4           $  54.0        $  35.2
Income taxes paid                171.2             169.0           81.8

NOTE 23 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, business is subject to seasonal fluctuations, with the December 31 quarter being the most significant in terms of sales and profits because of the winter holiday selling season.

Quarterly Data (Unaudited)

                                                                   Three Months Ended
                                              ------------------------------------------------------------
(In millions, except per share amounts)         March 31        June 30         Sept. 30        Dec. 31
--------------------------------------        ------------    ------------    ------------    ------------
Year ended December 31, 2001:
Net sales and operating revenues               $ 1,139.5       $ 1,039.5       $ 1,080.9       $ 1,515.8

Gross profit                                   $   546.5       $   512.4       $   526.0       $   711.9(1)

Net income                                     $    46.5       $    41.2       $    43.8       $    35.2(2)

Preferred dividends                            $     1.3       $     1.2       $     1.2       $     1.2

Net income available to common                 $    45.2       $    40.0       $    42.6       $    34.0
 shareholders

Net income available per common share:
    Basic                                      $    0.24       $    0.22       $    0.23       $    0.19

    Diluted                                    $    0.23       $    0.21       $    0.23       $    0.18

Shares used in computing earnings per
 common share:
    Basic                                          186.6           185.9           183.2           179.5

    Diluted                                        195.5           193.1           189.9           186.3


Year ended December 31, 2000:
Net sales and operating revenues               $ 1,047.3       $ 1,023.3       $ 1,140.4       $ 1,583.7

Gross profit                                   $   516.0       $   533.6       $   565.4       $   754.6

Net income                                     $    69.7       $    75.4       $    77.1       $   145.8

Preferred dividends                            $     1.4       $     1.3       $     1.3       $     1.3

Net income available to common                 $    68.3       $    74.1       $    75.8       $   144.5
 shareholders

Net income available per common share:
    Basic                                      $    0.36       $    0.40       $    0.41       $    0.77

    Diluted                                    $    0.35       $    0.38       $    0.39       $    0.74

Shares used in computing earnings per
 common share:
    Basic                                          188.9           187.0           186.7           186.6

    Diluted                                        198.9           197.2           197.8           196.5

(1)In the fourth quarter of 2001, gross profit was reduced by a $26.2 million charge for a write-down of non-strategic inventory product lines which we intend to exit.
(2)In the fourth quarter of 2001, we recorded the following significant expenses:
     o $39.8 million for the impairment of long-lived assets;
     o $44.8 million for the sale of our corporate headquarters;
     o $7.6 million for the closure of 35 underperforming stores; and
     o $4.8 million for the closure of our national commercial installation business.

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS

Exhibit                                                                          Sequential
Number*        Description                                                        Page No.
3a             Certificate of Amendment of Restated Certificate of Incorporation
               dated May 18, 2000 (Filed as Exhibit 3a to RadioShack's Form 10-Q
               filed on  August 11, 2000 for  the fiscal quarter ended  June 30,
               2000 and incorporated herein by reference).

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

10a            Revolving  Credit  Agreement  (Facility  A) dated  as of June 25,
               1998  among RadioShack Corporation,  NationsBank, N.A.,  as Agent and Lender, Citibank,  N.A.,  as  Syndication  Agent and  Lender,
               Bank  of  America  National  Trust  &   Savings  Association,  as
               Documentation  Agent and Lender,  BankBoston,  N.A., Co-Agent and
               Lender, The  Bank of  New York, Co-Agent and Lender,  First Union
               National Bank, Co-Agent and Lender, Fleet National Bank, Co-Agent
               and Lender and twelve other banks as Lenders (filed as Exhibit 4b to RadioShack's Form 10-Q filed on August 13, 1998 for the fiscal quarter ended June 30,1998 and incorporated herein by reference).

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


10d Third Amendment to Revolving Credit Agreement (Facility A) dated as of June 12, 2001 among RadioShack Corporation, the Lenders listed therein, the Bank of America, N.A., as Agent, Citibank, N.A. and Fleet National Bank, as Co-Syndication Agents, The Bank of New York and First Union National Bank, as Co-Documentation
               Agents, amending the Revolving Credit Agreement (Facility A) dated as of June 25, 1998 (filed as Exhibit 10a to RadioShack's
               Form 10-Q filed on August 11, 2000 for the fiscal  quarter  ended
               June 30, 2000 and incorporated herein by reference).

10e            Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among  RadioShack  Corporation,  NationsBank,  N.A., as Agent and
               Lender,  Citibank, N.A., as Syndication Agent and Lender, Bank of
               America  National Trust & Savings  Association,  as Documentation
               Agent and Lender, BankBoston, N.A., Co-Agent and Lender, The Bank
               of New York,  Co-Agent  and Lender,  First Union  National  Bank,
               Co-Agent and Lender, Fleet National Bank, Co-Agent and Lender and
               twelve   other   banks  as  Lenders   (filed  as  Exhibit  4o  to
               RadioShack's  Form 10-Q filed on August  13,  1998 for the fiscal
               quarter   ended  June  30,  1998  and   incorporated   herein  by
               reference).

10f First Amendment to Revolving Credit Agreement (Facility B) dated as of June 24, 1999 among RadioShack Corporation, NationsBank,
               N.A. as Agent and Lender, Citibank, N.A. as Syndication Agent and
               Lender,  The  Bank  of  New  York,  as  Documentation  Agent  and
               BankBoston, N.A., First Union National Bank, Fleet National Bank and The First National Bank of Chicago as Co-Agents and certain other lenders, which renewed and extended the maturity date of the Revolving Credit Agreement (Facility B) dated as of June
               25,1998 (filed as Exhibit 4e to  RadioShack's  Form 10-Q filed on
               August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10g Second Amendment to Revolving Credit Agreement (Facility B) dated as of June 22, 2000 among RadioShack Corporation, the Lenders listed therein, Bank of America, N.A., as Agent, Citibank, N.A., as Syndication Agent, The Bank of New York, as Documentation
               Agent,  Fleet  National  Bank, as managing  Agent and First Union
               National  Bank and Bank One,  N.A.,  as  Co-Agents,  amending the
               Revolving Credit Agreement (Facility B) dated as of June 25, 1998
               (filed as Exhibit 10b to  RadioShack's  Form 10-Q filed on August
               11, 2000 for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

10h            Salary  Continuation  Plan for Executive  Employees of RadioShack
               Corporation and Subsidiaries  including  amendment dated June 14,
               1984  with  respect  to   participation   by  certain   executive
               employees,  as restated  October 4, 1990 (filed as Exhibit 10a to
               RadioShack's  Form 10-K  filed on March 30,  1994 for the  fiscal
               year  ended  December  31,  1993  and   incorporated   herein  by
               reference).

10i            Post  Retirement  Death  Benefit  Plan  for  Selected   Executive
               Employees of RadioShack  Corporation and Subsidiaries as restated
               June 10,  1991 (filed as Exhibit  10c to  RadioShack's  Form 10-K filed on March 30,  1994 for the fiscal year ended  December  31,
               1993 and incorporated herein by reference).

10j RadioShack Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack's Form
               10-K filed on March 30, 1994 for the fiscal  year ended  December
               31, 1993 and incorporated herein by reference).

10k            Director  Fee  Resolution  (filed as Exhibit 10h to  RadioShack's
               Form  10-K  filed on March 30,  1994 for the  fiscal  year  ended
               December 31, 1993 and incorporated herein by reference).

10l            RadioShack   Corporation  1985  Stock  Option  Plan  as  restated
               effective August 1990 (filed as Exhibit 10i to RadioShack's  Form
               10-K filed on March 30, 1994 for the fiscal  year ended  December
               31, 1993 and incorporated herein by reference).

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

10o            Forms of  Termination  Protection  Agreements  for (i)  Corporate
               Executives,   (ii)  Division   Executives  and  (iii)  Subsidiary
               Executives  (filed as Exhibit 10m to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

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

10v RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack's
               Form  10-K  filed on March 26,  1998 for the  fiscal  year  ended
               December 31, 1997 and incorporated herein by reference).

10w            RadioShack  Corporation  Executive Deferred Stock Plan, effective
               April 1, 1998 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10x            RadioShack  Corporation  Unfunded Deferred  Compensation Plan for
               Directors as amended and restated  June 1, 1999 (filed as Exhibit
               10x to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10y Form of September 30, 1997 Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as
               Exhibit 10aa to RadioShack's Form 10-Q filed on May 13, 1998 for the fiscal quarter ended March 31, 1998 and incorporated herein by reference).

10z            Severance  Agreement  dated  October 23, 1998 between  Leonard H.
               Roberts  and  RadioShack  Corporation  (filed as  Exhibit  10z to
               RadioShack's  Form 10-K  filed on March 29,  1998 for the  fiscal
               year  ended  December  31,  1997  and   incorporated   herein  by
               reference).


10aa**         Forms of 2001 Executive Pay Plan Letters.                           52

10bb           Form of AmeriLink  Corporation  Stock  Incentive Plan, as amended
               (filed as Exhibit 10.1 to AmeriLink Corporation's registration statement on Form S-1 file No. 33-69832 and filed as Exhibit A to the AmeriLink Corporation's 1998 Proxy Statement dated July 6,
               1998 which was filed on July 7, 1998 and incorporated herein by reference).

10cc           RadioShack  Corporation  1993  Incentive  Stock  Plan as  amended
               (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November
               14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

10dd           RadioShack  Corporation  1997  Incentive  Stock  Plan as  amended
               (filed as Exhibit 10b to RadioShack's Form 10-Q filed on November
               14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

10ee           RadioShack  Corporation  1999 Incentive Stock Plan dated February
               24, 1999 (filed as Exhibit 10y to RadioShack's Form 10-Q filed on
               August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10ff           RadioShack  Corporation  2001  Incentive  Stock  Plan,  (filed as
               Exhibit 10c to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

11**           Statement of Computation of Ratios of Earnings to Fixed Charges.    63

23**           Consent of Independent Accountants.                                 64
-----------------------

* Prior to May 18, 2000 RadioShack's SEC EDGAR filings appear under Tandy
Corporation.

** Filed with this report.

                                                                    EXHIBIT 10aa
December 31, 2000

TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2001

Your compensation plan for fiscal year 2001, as approved by the Organization and Compensation Committee of the Board of Directors, is outlined below.

Your compensation plan for fiscal year 2001 is outlined below.

I.      FY 2001 Base Salary

        Your Base Salary for FY2001 shall be $.

II. Your bonus for FY2001 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
        Each percentage point of positive change that the RadioShack Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2. EARNINGS PER SHARE
        Each percentage point of positive change that the RadioShack Corporation diluted earnings per share increases from the $ per share.

        3. STOCK PRICE
        a. Each percentage point of positive change that the RadioShack Corporation stock price increases, based on the average daily closing price for 2000 and 2001.

        b. If RadioShack's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

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

               2.  Earnings per share increase:  $

               3.  Stock price increase: $


III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                       Minimum Increase %
               1.  Income

               2.  Earnings per share

               3.  Stock price
                    a.  RadioShack Stock Increase
                    b.  Peer Group                              N/A

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

January 1, 2001


TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2001


Your compensation plan for fiscal year 2001 is outlined below.

I.      FY2001 Base Salary

        Your Base Salary for FY2001 shall be $.

II. Your bonus for FY2001 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1.   INCOME
             Each percentage point of positive change that the RadioShack Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2.   EARNINGS PER SHARE
             Each percentage point of positive change that the RadioShack Corporation diluted earnings per share increases from $ per share.

        3.   STOCK PRICE
             a. Each percentage point of positive change that the RadioShack Corporation stock price increases, based on the average daily closing price for 2000 and 2001.

             b. If RadioShack's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

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

               2.  Earnings per share increase:  $

               3.  Stock price increase: $


        III.   Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                        Minimum Increase %
               1.  Income

               2.  Earnings per share

               3.  Stock price
                    a.  RadioShack Stock Increase
                    b.  Peer Group                              N/A

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

January 1, 2001


TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2001


Your compensation plan for fiscal year 2001 is outlined below.

I.      FY2001 Base Salary

        Your Base Salary for FY2001 shall be $.

II. Your bonus for FY2001 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        RADIOSHACK CORPORATION
        1. INCOME
        Each percentage point of positive change that the RadioShack Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2. EARNINGS PER SHARE
        Each percentage point of positive change that the RadioShack Corporation diluted earnings per share increases from $ per share.

        3. STOCK PRICE
        a. Each percentage point of positive change that the RadioShack Corporation stock price increases, based on the average daily closing price for 2000 and 2001.

        b. If RadioShack's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

               Income and Earnings Per Share will be calculated excluding the effect of Financial Accounting Standards requirements i.e. FAS121, store manager restricted stock transactions and extraordinary federal tax refunds relating to prior periods. Percentages shall be calculated to two decimal points.

        Your factors to be used for each of the calculations above are as follows:

               1.  Income  increase:  $

               2.  Earnings per share increase:  $

               3.  Stock price increase: $

        RADIOSHACK TECHNOLOGY SERVICES TOTAL EXPENSES

                                                        Bonus Amount
        $ Expenses (Expense Base) or more =              $

        You will receive a bonus of % for each dollar of reduced expenses from the $ Expense Base.

         Example:
           For total year-end expenses of $ you would receive a bonus of $

           ($ - $  = $ x . = $)

           Bonus adjustments:
           Adjustments may be made to the actual RSTS total expenses for incremental expenses (see below) that were not included in the original budget for 2001. As priorities, alliances, and demands change incremental expenses may be required that were not included in the original budget. As these incremental expenses are estimated, they will be approved, in advance, for a bonus adjustment. New projects or expenses that are substituted for budgeted projects or expenses will be netted together. RSTS accounting will track the approved incremental expenses.

              These incremental expenses can include: Salary and benefits, contract labor, consultants, depreciation, hardware lease, hardware maintenance, software license, software maintenance, travel and training.

 III.   Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                   Minimum Increase %
               RADIOSHACK CORPORATION
               1.  Income

               2.  Earnings per share

               3.  Stock price
                   a. RadioShack Stock Increase
                   b. Peer Group                             N/A

               RADIOSHACK TECHNOLOGY INFORMATION SERVICES
                   Total Expenses                      $ or more

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

May 25, 2001


TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2001


Your compensation plan for fiscal year 2001 is outlined below.

I.      FY2001 Base Salary

        Your Base Salary, effective May 25, 2001 shall be $.

II. Your bonus for FY2001 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

The "annual" bonus amounts calculated, per this pay plan letter, will be prorated. The total bonus amount paid will be % times the bonus calculated.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
           Each percentage point of positive change that the RadioShack Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2. EARNINGS PER SHARE
           Each percentage point of positive change that the RadioShack Corporation diluted earnings per share increases from $ per share.

        3. STOCK PRICE
           a. Each percentage point of positive change that the RadioShack Corporation stock price increases, based on the average daily closing price for 2000 and 2001.

           b. If RadioShack's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

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

               2.  Earnings per share increase:  $

               3.  Stock price increase: $


III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                              Minimum Increase %
               1.  Income

               2.  Earnings per share

               3.  Stock price
                   a. RadioShack Stock Increase
                   b. Peer Group                                 N/A

        Bonus will only be paid on each goal which exceeds the Minimum Increase % set forth above. Per your employment letter, the minimum bonus paid will be $.

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

January 1, 2001


TO:

FROM:          Richard Ramsey

SUBJECT:       Compensation Plan, Fiscal Year 2001


Your compensation plan for fiscal year 2001 is outlined below.

I.      FY2001 Base Salary

        Your Base Salary for FY2001 shall be $.

II. Your bonus for FY2001 shall be determined by multiplying the percent determined in the following TARGET INCENTIVE GOALS times the FACTORS set forth below.

        The bonus amounts payable are subject to limitations set forth in Paragraph III and IV.

        TARGET INCENTIVE GOALS:

        1. INCOME
        Each percentage point of positive change that the RadioShack Corporation and subsidiaries income from operations (before income taxes) increases from $.

        2. EARNINGS PER SHARE
        Each percentage point of positive change that the RadioShack Corporation diluted earnings per share increases from $ per share.

        3. STOCK PRICE
        a. Each percentage point of positive change that the RadioShack Corporation stock price increases, based on the average daily closing price for 2000 and 2001.

        b. If RadioShack's average daily closing stock price outperforms the "Peer Group's" average daily closing stock price, you will receive an additional bonus of $.

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

               2. Earnings per share increase:  $

               3. Stock price increase: $


III.    Minimum Bonus

        Minimum Threshold Increase Percent for Each Target Incentive Goal

                                                       Minimum Increase %
               1.  Income

               2.  Earnings per share

               3.  Stock price
                   a. RadioShack Stock Increase
                   b. Peer Group                          N/A

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

                                                                     EXHIBIT 11
                             RADIOSHACK CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                               Year Ended December 31,
                                         ------------------------------------------------------------------
(In millions, except ratios)                2001          2000          1999          1998          1997
----------------------------             ------------------------------------------------------------------
Ratio of Earnings to Fixed Charges:

Income from continuing operations         $  166.7      $  368.0      $  297.9      $   61.3      $  186.9
Plus provision for income taxes              124.8         225.6         182.6          38.4         117.0
                                         ----------    ----------    ----------    ----------    ----------
Income before income taxes                   291.5         593.6         480.5          99.7         303.9
                                         ----------    ----------    ----------    ----------    ----------

Fixed charges:

Interest expense and amortization
  of debt discount                            50.8          53.9          37.2          45.4          46.1
Amortization of issuance expense               0.1           0.9           0.8           0.7           0.4
Appropriate portion (33 1/3%)
  of rentals                                  76.8          71.7          68.5          72.5          74.2
                                         ----------    ----------    ----------    ----------    ----------
  Total fixed charges                        127.7         126.5         106.5         118.6         120.7
                                         ----------    ----------    ----------    ----------    ----------

Earnings before income taxes and
  fixed charges                           $  419.2      $  720.1      $  587.0      $  218.3      $  424.6
                                         ==========    ==========    ==========    ==========    ==========

Ratio of earnings to fixed charges            3.28          5.69          5.51          1.84          3.52
                                         ==========    ==========    ==========    ==========    ==========

Ratio of Earnings to Fixed Charges
  and Preferred Dividends:

Total fixed charges, as above             $  127.7      $  126.5      $  106.5      $  118.6      $  120.7
Preferred dividends                            4.9           5.3           5.5           5.8           6.1
                                         ----------    ----------    ----------    ----------    ----------
Total fixed charges and preferred
  Dividends                               $  132.6      $  131.8      $  112.0      $  124.4      $  126.8
                                         ==========    ==========    ==========    ==========    ==========

Earnings before income taxes
  and fixed charges                       $  419.2      $  720.1      $  587.0      $  218.3      $  424.6
                                         ==========    ==========    ==========    ==========    ==========

Ratio of earnings to fixed charges
  and preferred dividends                     3.16          5.46          5.24          1.75          3.35
                                         ==========    ==========    ==========    ==========    ==========

                             RADIOSHACK CORPORATION

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-54276, 333-60803 and
333-75766) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437,
333-47893,  333-48331, 333-49369, 333-63659, 333-63661, 333-81405, 333-84057 and
333-74894), of RadioShack Corporation of our report dated February 20, 2002 relating to the consolidated financial statements, which appears in this Form 10-K.



\s\ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Fort Worth, Texas
March 26, 2002