Form 10-Q
period 2002-03-31
RADIOSHACK CORP
filed 2002-05-13
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 2002 was 173,839,613.
         Index to Exhibits is on Sequential Page No. 13. Total pages 17.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                           Three Months Ended
                                                                March 31,
(In millions, except per share amounts)                     2002        2001
---------------------------------------                   --------    --------
Net sales and operating revenues                          $1,034.4    $1,139.5
Cost of products sold                                        514.7       593.0
                                                          --------    --------
Gross profit                                                 519.7       546.5
                                                          --------    --------

Operating expenses:
  Selling, general and administrative                        393.2       405.2
  Depreciation and amortization                               24.6        27.7
                                                          --------    --------
Total operating expenses                                     417.8       432.9
                                                          --------    --------

Operating income                                             101.9       113.6

  Interest income                                              1.8         4.4
  Interest expense                                           (10.8)      (13.0)
  Provision for loss on Internet-related investment             --       (30.0)
                                                          --------    --------

Income before income taxes                                    92.9        75.0
Provision for income taxes                                    35.3        28.5
                                                          --------    --------

Net income                                                    57.6        46.5

Preferred dividends                                            1.2         1.3
                                                          --------    --------

Net income available to common stockholders               $   56.4    $   45.2
                                                          ========    ========

Net income available per common share:

  Basic                                                   $   0.32    $   0.24
                                                          ========    ========

  Diluted                                                 $   0.31    $   0.23
                                                          ========    ========

Shares used in computing earnings per common share:

  Basic                                                      176.8       186.6
                                                          ========    ========

  Diluted                                                    183.6       195.5
                                                          ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                March 31,    December 31,    March 31,
                                                                  2002          2001           2001
(In millions, except for share amounts)                       (Unaudited)                   (Unaudited)
--------------------------------------                        -----------    ------------   -----------
Assets
Current assets:
  Cash and cash equivalents                                   $    434.4      $    401.4    $    113.9
  Accounts and notes receivable, net                               217.3           276.3         351.9
  Inventories, net                                                 831.1           949.8       1,061.0
  Other current assets                                              88.8            86.8          68.8
                                                              ----------      ----------    ----------

    Total current assets                                         1,571.6         1,714.3       1,595.6

Property, plant and equipment, net                                 407.4           417.7         453.5
Other assets, net                                                  108.9           113.1         274.3
                                                              ----------      ----------    ----------
Total assets                                                  $  2,087.9      $  2,245.1    $  2,323.4
                                                              ==========      ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                              $     72.2      $    105.5    $    407.5
 Accounts payable                                                  200.1           206.7         203.5
 Accrued expenses                                                  265.0           336.1         239.7
 Income taxes payable                                              157.7           178.1         140.7
                                                              ----------      ----------    ----------

    Total current liabilities                                      695.0           826.4         991.4

Long-term debt, excluding current maturities                       543.5           565.4         249.8
Other non-current liabilities                                       69.9            75.2          66.1
                                                              ----------      ----------    ----------

    Total liabilities                                            1,308.4         1,467.0       1,307.3
                                                              ----------      ----------    ----------

Minority interest in consolidated subsidiary                          --              --         100.0

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized:
  Series A junior participating, 300,000 shares designated
   and none issued                                                    --              --            --
  Series B convertible (TESOP), 100,000 shares authorized;
   63,200, 64,500 and 68,200 shares issued, respectively            63.2            64.5          68.2
  Common stock, $1 par value, 650,000,000 shares authorized;
   236,033,000 shares issued                                       236.0           236.0         236.0
  Additional paid-in capital                                       139.0           138.8         125.8
  Retained earnings                                              1,841.9         1,787.3       1,694.9
  Treasury stock, at cost; 61,053,000,  59,233,000 and
   50,234,000 shares, respectively                              (1,497.1)       (1,443.5)     (1,198.4)
  Unearned deferred compensation                                    (2.8)           (4.3)         (9.2)
  Accumulated other comprehensive loss                              (0.7)           (0.7)         (1.2)
                                                              ----------      ----------    ----------
    Total stockholders' equity                                     779.5           778.1         916.1
                                                              ----------      ----------    ----------
Commitments and contingent liabilities
                                                              ----------      ----------    ----------
Total liabilities and stockholders' equity                    $  2,087.9      $  2,245.1    $  2,323.4
                                                              ==========      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
(In millions)                                                       2002        2001
 ------------                                                     --------    --------
Cash flows from operating activities:
Net income                                                        $   57.6    $   46.5
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loss on Internet-related investment                     --        30.0
  Depreciation and amortization                                       24.6        27.7
  Provision for credit losses and bad debts                            1.5         0.1
  Other items                                                          1.7         5.7
 Changes in operating assets and liabilities:
  Receivables                                                         59.3       113.4
  Inventories                                                        118.7       103.3
  Other current assets                                                (1.8)      (11.2)
  Accounts payable, accrued expenses and income taxes payable       (103.2)     (161.0)
                                                                  --------    --------
Net cash provided by operating activities                            158.4       154.5
                                                                  --------    --------

Cash flows from investing activities:
 Additions to property, plant and equipment                          (16.0)      (24.4)
 Proceeds from sale of property, plant and equipment                   1.0         0.2
 Other investing activities                                             --        (4.1)
                                                                  --------    --------
Net cash used in investing activities                                (15.0)      (28.3)
                                                                  --------    --------

Cash flows from financing activities:
 Purchases of treasury stock                                         (72.0)      (28.2)
 Proceeds from sale of common stock put options                         --         0.3
 Sales of treasury stock to employee stock plans                      13.3        17.7
 Proceeds from exercise of stock options                               2.5         3.5
 Dividends paid                                                       (0.8)      (11.0)
 Changes in short-term borrowings, net                                  --      (124.0)
 Repayments of long-term borrowings                                  (53.4)       (1.3)
                                                                  --------    --------
Net cash used in financing activities                               (110.4)     (143.0)
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                  33.0       (16.8)
Cash and cash equivalents, beginning of period                       401.4       130.7
                                                                  --------    --------
Cash and cash equivalents, end of period                          $  434.4    $  113.9
                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements in accordance with the rules of the Securities and Exchange Commission and we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation are included. However, our operating results for the three months ended March 31, 2002 do not necessarily indicate the results you may expect for the year ending December 31, 2002. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share ("EPS") calculations for the three months ended March 31, 2002 and 2001. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if our securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of our common stock that would have then shared in our earnings.

                                                         Three Months Ended                         Three Months Ended
                                                           March 31, 2002                             March 31, 2001
                                              ---------------------------------------    ---------------------------------------
                                                Income        Shares       Per Share       Income        Shares       Per Share
(In millions except per share amounts)        (Numerator)  (Denominator)     Amount      (Numerator)  (Denominator)     Amount
--------------------------------------        -----------  -------------  -----------    -----------  -------------  -----------
Net income                                     $   57.6                                   $   46.5
Less: Preferred stock dividends                    (1.2)                                      (1.3)
                                               --------                                   --------

Basic EPS
Net income available to common
 stockholders                                      56.4         176.8       $   0.32          45.2         186.6       $   0.24
                                                                            ========                                   ========

Effect of dilutive securities:
Plus dividends on Series B preferred stock          1.2                                        1.3
Additional contribution required for TESOP
 if preferred stock had been converted             (1.2)          5.5                         (0.9)          5.9
Stock options                                                     1.3                                        3.0
                                               --------      --------                     --------      --------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions         $   56.4         183.6       $   0.31      $   45.6         195.5       $   0.23
                                               ========      ========       ========      ========      ========       ========

Options to purchase 13.5 million and 5.6 million shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the quarter.

NOTE 3 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2002 and 2001 was $57.6 million and $46.3 million, respectively.

NOTE 4 - 1996 BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2001, the balance in the restructuring reserve was $11.8 million and consisted of the remaining estimated real estate obligations to be paid. During the three months ended March 31, 2002, approximately $1.0 million was charged against the reserve. An additional $1.2 million relating to real estate obligations was added to the reserve during the quarter, leaving a balance in the reserve of $12.0 million at March 31, 2002.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), in October 2001, which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. FAS 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We adopted FAS 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
We are currently a party to a class action lawsuit filed in the Superior Court of Orange County, California, relating to the alleged miscalculation of overtime wages for certain of our former and current employees in that state. In April 2002 a California Appellate Court held these types of cases are inappropriate for class action treatment. We also believe we have meritorious defenses and are vigorously defending this case.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

We lease rather than own most of our facilities. Our retail stores comprise the largest portion of our leased facilities. These stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. We also lease distribution centers, office space and our corporate headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o changes in national or regional U.S. economic conditions, including, but not limited to, recessionary trends, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the resulting international war on terrorism;
o    the  disruption  of  international,  national  or  regional  transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully execute our strategic initiatives, including our strategic business units ("SBU") and emerging sales channels, as well as new alliances which may be formed with other retailers and third party service providers;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully maintain our strategic alliances, including those with Compaq, DIRECTV, DISH Network, Microsoft, Thomson/RCA, Sprint, and/or Verizon Wireless;
o    the lack of availability or access to sources of inventory;
o the inability to successfully reallocate a portion of our retail stores' display space, which will permit us to enhance the display of other product lines;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for high-speed Internet and other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to our retail locations, especially during the peak winter holiday season.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Our sales decreased 9.2% to $1,034.4 million for the three months ended March 31, 2002, compared to $1,139.5 million in the corresponding prior year period. Comparable store sales decreased 7% for the quarter, when compared to the first quarter last year. Our comparable store sales decrease was primarily the result of decreased sales of DTH satellite systems and services, as well as personal computers and monitors. Increased sales of wireless phones, accessories and batteries partially offset our comparable store sales decrease. We expect to see comparable store sales improvement for the remainder of the year, compared to 2001.

During 2001, we reorganized our marketing and merchandising departments into three product groups, which we call Strategic Business Units ("SBU"). These SBUs relate to our position of "Connecting People," "Connecting Places" and "Connecting Things" in the consumer electronics marketplace. An explanation of each unit is provided below. Each SBU is responsible for specific products and third party relationships. These SBUs work with our brand management, sales channels and support groups, which together allow RadioShack to target the right customer through the right sales channel with the appropriate products and support.

Each SBU is designed to focus on more efficient and convenient ways to serve our sales channels. In addition to our 5,125 company-owned stores and 2,086 dealer/franchise outlets, our existing and emerging sales channels include the www.radioshack.com Web site and online catalog operations, as well as an outbound and inbound telephone call center.

The Connecting People SBU consists of the wireless communication, wired communication and radio communication departments. The wireless communication department includes products such as wireless handsets and related accessories, in addition to prepaid wireless refill services and residuals. The wired communication products department includes products such as cordless phones and phone cords, plus prepaid long distance cards. Products including two-way radios and scanners are part of the radio communication department. Our strategic alliances for the Connecting People SBU include both Sprint and Verizon Wireless.

The Connecting Places SBU has two departments, home entertainment and computers. The home entertainment department includes audio and video products and services such as DTH satellite systems, residuals, installation services, DVDs and accessories. The computer department includes personal computers and accessories, hand-held computers, Internet devices and services. This SBU is responsible for our strategic alliances with Compaq, DIRECTV, DISH Network, Microsoft and Thomson/RCA.

The Connecting Things SBU includes the accessories, batteries and technical departments, as well as the personal electronics, seasonal and portable audio departments. Products include AC and DC power adapters, general and special purpose batteries, wire and connectors, toys and radio control cars, giftables and personal portable audio.

Connecting People Strategic Business Unit: Sales in the Connecting People SBU increased approximately 10% for the quarter ended March 31, 2002, when compared to the corresponding prior year period. Sales in the wireless communication department, which includes cellular and PCS handsets, accessories, related residuals and prepaid airtime services, increased approximately 17% for the quarter, when compared to the first quarter last year. This sales increase was due primarily to an increase in sales of wireless phones and accessories, plus an increase in residuals. The wired communication department, which includes land-line telephones, answering machines and other related telephony products, decreased approximately 6% for the quarter, when compared to the first quarter last year. The decrease in this department was primarily the result of declining sales of corded land-line telephones and answering machines. The radio communication department decreased 7% for the quarter, when compared to the first quarter last year. The decrease in this department was primarily the result of a decrease in sales of scanners and CB radios. The Connecting People SBU expects to maintain a sales increase for 2002, primarily driven by increases in the wireless communication department.

Connecting Places Strategic Business Unit: Sales in the Connecting Places SBU decreased approximately 29% for the quarter ended March 31, 2002, when compared to the corresponding prior year period. The home entertainment department, which consists of home audio and video products, including DTH satellites, installation services and related residuals, decreased approximately 23% for the quarter, when compared to the first quarter last year. This decrease was primarily attributable to a decrease in sales of satellite systems, which was partially offset by increased sales of video cables and accessories. The computer department, which includes computers and related accessories, narrow and broadband connectivity services, and home automation and networking products, decreased approximately 40% for the quarter, when compared to the first quarter last year. This decrease was primarily attributable to a decline in unit sales and the average selling price of CPUs, as well as to a decrease in sales of computer monitors, from the prior year period. The Connecting Places SBU expects to continue to experience a sales decrease for 2002, primarily due to lower sales of computer CPUs and a lower blended average selling price from our two providers of DTH satellite systems.

Connecting Things Strategic Business Unit: Sales in the Connecting Things SBU were flat for the quarter ended March 31, 2002, when compared to the corresponding prior year period. Sales for the accessories, batteries and technical departments increased 4% for the quarter, when compared to the first quarter last year. This increase was primarily due to increased sales of special purpose batteries. Sales for the personal electronics, seasonal and portable audio departments decreased 6% for the quarter, when compared to the first quarter last year, due primarily to decreased sales of music-related products, boom boxes, and educational and impulse toys. The Connecting Things SBU expects to experience a sales increase in 2002, primarily driven by accessories, batteries and digital audio product sales.

RadioShack Retail Outlets

                                   March 31,    December 31,    September 30,    June 30,     March 31,
                                     2002          2001             2001           2001         2001
                                 -----------    -----------     -----------    -----------   -----------
Company-owned                       5,125          5,127           5,133          5,105         5,099
Cool Things @ Blockbuster              --            127             123             96            --
Dealer/franchise                    2,086          2,119           2,101          2,079         2,067
                                 -----------    -----------     -----------    -----------   ------------
Total number of retail outlets      7,211          7,373           7,357          7,280         7,166
                                 ===========    ===========     ===========    ===========   ============

Gross Profit

For the three months ended March 31, 2002, gross profit dollars decreased 4.9%, but the gross profit percentage as a percent of net sales and operating revenues increased 2.2 percentage points to 50.2%, compared to 48.0% for the corresponding 2001 period. This percentage point increase was due primarily to a decline in computer department sales as a percentage of the total retail sales mix, as the computer department has a lower gross profit margin than our overall average gross profit margin. In addition, we experienced an increase in the gross profit margin associated with sales within the accessories, battery and technical departments, which had a positive effect on both gross profit dollars and gross profit margin in the first quarter of 2002. Gross profit margin improvement in the computer and home entertainment departments also positively affected the 2002 first quarter percentage point increase. We anticipate that gross profit as a percentage of net sales and operating revenues for 2002 will remain above the 2001 annual level, due primarily to the positive effect of sales mix changes.

Selling, General and Administrative Expense

For the first quarter of 2002, our SG&A expense decreased 3.0% or $12.0 million, when compared to the first quarter of 2001. However, SG&A expense as a percentage of net sales and operating revenues increased 2.4 percentage points when compared to the quarter ended March 31, 2001, due to lower overall sales in the current year quarter. The dollar decrease was primarily due to a decrease in payroll expense. Payroll expense decreased primarily due to decreases in commission, bonuses and other incentives, which resulted from lower store sales in 2002. The decrease in dollars was also a result of a reduction in headcount during the second half of 2001. Additionally, for the three months ended March 31, 2002, both advertising and rent expense increased in both dollars and as a percentage of net sales when compared to the same period in the prior year. We expect SG&A expense to grow slightly in dollars for 2002 as compared to 2001.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2002 was $9.0 million versus $8.6 million for the first three months in 2001. Interest expense for the quarter decreased $2.2 million from last year, due to lower average debt outstanding during the first quarter of 2002. Interest income decreased $2.6 million for the three months ended March 31, 2002, compared to the prior year period, primarily as a result of the early repayment of the CompUSA note receivable. We expect interest expense, net of interest income, to increase slightly for calendar year 2002.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on our estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the first quarters of both 2002 and 2001 was 38.0%.

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("FAS 144"), in October 2001, which establishes accounting and reporting standards for impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. FAS 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We adopted FAS 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $158.4 million for the three month period ended March 31, 2002, compared to $154.5 million in the prior year first quarter. Cash flow from net income, adjusted for non-cash items, decreased $24.6 million for the quarter ended March 31, 2002, when compared to the same period in the prior year. This decrease was primarily due to the provision for loss on an Internet-related investment in 2001. At March 31, 2002, changes in accounts receivable had provided $59.3 million in cash since December 31, 2001, compared to $113.4 million in cash for the quarter ended March 31, 2001. This $54.1 million 2002 decrease in cash provided by accounts receivable was due to an increase in collections of dealer/franchise receivables and vendor and service provider receivables in the first quarter of 2001, when compared to the first quarter of 2002. This decrease in collections for 2002 was the result of the 2001 year-end accounts receivable balance being significantly lower than the 2000 year-end balance. In addition, during the first quarter of 2001, $26.8 million more in cash was used for income taxes payable and $16.6 million more in cash was used for accounts payable, compared to the first quarter of 2002.

Cash used in investing activities for the three months ended March 31, 2002 was $15.0 million, compared to $28.3 million in the previous year. Investing
activities  for  the  three  months  ended  March  31,  2002  included   capital
expenditures totaling $16.0 million, compared to $24.4 million in 2001, consisting primarily of our retail store expansions and remodels and upgrades of information systems. We anticipate that the capital expenditure requirement for 2002 will approximate $125.0 million to $130.0 million, primarily relating to our continued store expansions and remodels and continuous improvement of our information systems.

Cash used in financing activities for the three months ended March 31, 2002 was $110.4 million, compared to a $143.0 million cash usage in the previous year. We purchased $72.0 million of treasury stock during the three months ended March 31, 2002, compared to $28.2 million during the same period of 2001. Stock repurchases during the first quarters of 2002 and 2001 were partially funded by $15.8 million and $21.2 million, respectively, received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends paid, net of tax, in the first quarters of 2002 and 2001 amounted to $0.8 million and $11.0 million, respectively. The decrease in dividends paid in 2002 resulted from a change in our dividend payment frequency from quarterly to annually during the third quarter of 2001. The net decrease in short-term debt of $124.0 million during the first quarter of 2001 was due primarily to collections of accounts receivable outstanding at the end of 2000.

Free cash flow, defined as cash flow from operations less capital expenditures and dividends paid, was $141.6 million for the three months ended March 31, 2002, compared to $119.1 million for the corresponding period in 2001. This increase in free cash flow was due primarily to lower capital expenditures and dividends paid in the first quarter of 2002. We expect free cash flow to be approximately $200.0 million to $250.0 million in 2002.

At March 31, 2002, total capitalization was $1,395.2 million, which consisted of $615.7 million of debt and $779.5 million of stockholders' equity, resulting in a total debt to total capitalization ratio of 44.1%. The total debt to total capitalization ratio was 46.3% at December 31, 2001 and 41.8% at March 31, 2001. The decrease since 2001 year-end was primarily the result of a reduction of total debt of $55.2 million. The increase in the ratio since March 31, 2001 was primarily the result of a reduction in equity due to increased 2002 treasury stock purchases. Long-term debt as a percentage of total capitalization was 39.0% at both March 31, 2002 and December 31, 2001, compared to 15.9% at March 31, 2001. The increases since last year's first quarter for both March 31, 2002 and December 31, 2001 were due to the May 2001 issuance of $350.0 million of 10-year 7 3/8% notes due May 15, 2011.

During the first quarter of 2002, we repurchased 1.9 million shares of our common stock for $56.0 million under our share repurchase program. In connection with our share repurchase program, our Board of Directors has authorized us to sell up to 4.0 million shares of our common stock, through both equity forwards and put options, with an expiration date no later than December 31, 2002. There are no outstanding equity forward instruments or put options outstanding at March 31, 2002.

We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. We anticipate that we will repurchase between $200.0 million and $250.0 million of our common stock in total for the year 2002.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2002, we did not have derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks other than the interest rate swaps noted below. We do not use derivative instruments for speculative purposes.

Our exposure to market risk is principally the result of changes in short-term interest rates. Interest rate risk exists principally with respect to $150.0 million of indebtedness, which, because of our interest rate swaps, effectively bears interest at short-term floating rates. An unfavorable change of 100 basis points in the interest rate applicable to this floating-rate indebtedness could result in additional interest expense of $0.4 million quarterly. This assumes no change in the principal or the incurrence of additional indebtedness.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to a class action lawsuit filed in the Superior Court of Orange County, California, relating to the alleged miscalculation of overtime wages for certain of our former and current employees in that state. In April 2002 a California Appellate Court held these types of cases are inappropriate for class action treatment. We also believe we have meritorious defenses and are vigorously defending this case.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits Required by Item 601 of Regulation S-K.

           A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 13, which immediately precede such exhibits.

        b)  Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   RadioShack Corporation
                                                        (Registrant)







Date:  May 10, 2002                   By   /s/         Loren K. Jensen
                                             -----------------------------------
                                                       Loren K. Jensen
                                                Vice President of Finance and
                                                    Corporate Development
                                                     (Authorized Officer)






Date:  May 10, 2002                   By   /s/        Michael D. Newman
                                             -----------------------------------
                                                      Michael D. Newman
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS


Exhibit
Number         Description

3a Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30,
               2000).

3a(i) Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999).

3b RadioShack Corporation Bylaws, amended and restated as of July 22, 2000 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on August 11, 2000 for the fiscal quarter ended June 30, 2000).

10(a)*         Death Benefit Agreement effective December 27, 2001 among Leonard
               H. Roberts, Laurie Roberts and RadioShack Corporation.

11*            Statements of Computation  of Ratio of Earnings to Fixed Charges.

----------------------------

* filed with this report

                                                                  Exihibit 10(a)

                             DEATH BENEFIT AGREEMENT

This  Agreement  ("Agreement")  is entered  into among  Leonard H.  Roberts (the
"Executive"),   Laurie  Roberts  (the  "Executive's   Spouse"),  and  RadioShack
Corporation (the "Company"), effective December 27, 2001.

WHEREAS, the Executive is a valued key employee of the Company; and

WHEREAS, the Company desires to provide a death benefit payment to the beneficiary or beneficiaries ("Beneficiary/ies") designated initially by the Executive and the Executive's Spouse;

NOW, THEREFORE, in consideration of the promises and representations of the parties as herein specified, and in recognition of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows, effective December 27, 2001.

1. If, within ninety (90) days following the death of the last survivor of the Executive and the Executive's Spouse, the Company receives payment in full of all debts or obligations owed to the Company by that certain trust created on December 27, 2001 by Executive and Executive's spouse and known as the Leonard and Laurie Roberts Heritage Trust, then in that event, and only in that event, the Company shall pay a death benefit to the Beneficiary/ies (the "Beneficiary Death Benefit"). The Beneficiary Death Benefit shall be calculated to equal the amount(s), if any, in the year of death of the last survivor of the Executive and Executive's Spouse as set forth on Schedule A.

2. Any amount payable under this Agreement shall be paid from the general funds of the Company, and the Executive, Executive's Spouse, and the Beneficiary/ies designated herein shall not have, as a result of this Agreement, or otherwise, any rights or interest in any other assets of the Company. Nothing in this Agreement shall negate any rights of the Executive, Executive's Spouse, or the Company in any other agreement between or among such parties.

3.   The  Beneficiary/ies  of  any  amount  payable  under  this  Death  Benefit
     Agreement shall be the Leonard H. and Laurie S. Roberts Charitable Foundation of the Ayco Charitable Foundation.

     This designation of Beneficiary/ies may be changed by the Executive and Executive's Spouse by completing and submitting to the Company a Change of Beneficiary on a form provided by the Company. After the death of the first to die of the Executive or the Executive's Spouse; the survivor may change a designation of Beneficiary/ies in the same manner as during the lifetime of the Executive and the Executive's Spouse, provided, if the Beneficiary/ies designated at the time of the first to die of Executive or Executive's Spouse is an organization described in Internal Revenue Code Sections 170(c) and 2055 (a), as either Section may be amended from time to time, then any Beneficiary/ies designated by the survivor must also be an organization similarly described.

4. This Agreement shall be governed by and construed in accordance with the substantive laws of the State of Texas without giving effect to the choice of law rules of the State of Texas.

5. All notices hereunder shall be in writing and sent by first class mail with postage prepaid. Any notice to the Company shall be addressed to the attention of the General Counsel of the Company at the principal office of the Company at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102. Any notice to the Executive or the Executive's Spouse shall be addressed to the address following such parties' signatures on this Agreement. Any party may change its address by giving written notice of such change to the other party pursuant to this Section.

6. The terms and conditions of this Agreement shall inure to the benefit of and bind the Company, the Executive, the Executive's Spouse and their respective successors, beneficiaries, assignees, and representatives.


                                               RadioShack Corporation


/s/ Leonard H. Roberts                         By: /s/ Francesca Spinelli
----------------------                             ----------------------
Leonard H. Roberts


/s/ Laurie Roberts                             Francesca Spinelli
Laurie Roberts                                 Name


Address:                                       Senior Vice President - People
                                               ------------------------------
                                               Title

                             Death Benefit Agreement

                                   Schedule A

            Year of Death of                    Company-Paid Death
             Last Survivor                            Benefit
            ----------------                    ------------------
                  2002                             $2,180,000
                  2003                              2,290,090
                  2004                              2,405,740
                  2005                              2,527,229
                  2006                              2,654,854
                  2007                              2,788,925
                  2008                              2,929,765
                  2009                              3,077,718
                  2010                              3,233,143
                  2011                              3,396,417
                  2012                              3,567,936
                  2013                              3,748,117
                  2014                              3,937,397
                  2015                              4,136,235
                  2016                              4,345,115
                  2017                              4,564,543
                  2018                              4,795,053
                  2019                              5,014,642
                  2020                              5,174,425
                  2021                              5,311,594
                  2022                              5,417,934
                  2023                              5,483,212
                  2024                              5,494,380
                  2025                              5,427,852
                  2026                              5,330,445
                  2027                              5,198,398
                  2028                              5,027,583
                  2029                              4,813,476
                  2030                              4,551,116
                  2031                              4,235,072
                  2032                              3,859,397
                  2033                              3,417,587
                  2034                              2,902,529
                  2035                              2,306,449
                  2036                              1,620,855
                  2037                                836,472
                  2038 and years thereafter                 0

*Year of Death of last survivor means the death of the survivor of the Executive and the Executive's Spouse. The first year shall begin on January 1, 2002, and each following year shall begin on each successive anniversary of such date.

                                                                      EXHIBIT 11
                             RADIOSHACK CORPORATION

         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
(In millions, except ratios)                                    2002      2001
----------------------------                                  -------    -------
Ratio of Earnings to Fixed Charges:

Net income                                                    $  57.6    $  46.5
Plus provision for income taxes                                  35.3       28.5
                                                              -------    -------
Income before income taxes                                       92.9       75.0
                                                              -------    -------

Fixed charges:

Interest expense and amortization, including debt discount       10.8       13.0
Amortization of debt issuance expense                              --        0.2
Appropriate portion (33 1/3%) of rentals                         19.9       18.8
                                                              -------    -------
    Total fixed charges                                          30.7       32.0
                                                              -------    -------

Earnings before income taxes and fixed charges                $ 123.6    $ 107.0
                                                              =======    =======

Ratio of earnings to fixed charges                               4.03       3.34
                                                              =======    =======

Ratio of Earnings to Fixed Charges and Preferred Dividends:

Total fixed charges, as above                                 $  30.7    $  32.0
Preferred dividends                                               1.2        1.3
                                                              -------    -------
Total fixed charges and preferred dividends                   $  31.9    $  33.3
                                                              =======    =======

Earnings before income taxes and fixed charges                $ 123.6    $ 107.0
                                                              =======    =======

Ratio of earnings to fixed charges and preferred dividends       3.87       3.21
                                                              =======    =======