Form 10-Q
period 2002-06-30
RADIOSHACK CORP
filed 2002-08-13
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 2002 was 171,536,880.
        Index to Exhibits is on Sequential Page No. 14. Total pages 139.

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   RADIOSHACK CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                June 30,
                                                     ---------------------   ---------------------
(In millions, except per share amounts)                2002        2001        2002        2001
---------------------------------------              ---------   ---------   ---------   ---------

Net sales and operating revenues                     $   998.1   $ 1,039.5   $ 2,032.5   $ 2,179.0
Cost of products sold                                    488.0       527.1     1,002.7     1,120.1
                                                     ---------   ---------   ---------   ---------
Gross profit                                             510.1       512.4     1,029.8     1,058.9
                                                     ---------   ---------   ---------   ---------

Operating expenses:
 Selling, general and administrative                     421.3       398.0       814.5       803.2
 Depreciation and amortization                            24.3        27.5        48.9        55.2
 Loss on sale of assets                                    --         12.4         --         12.4
                                                     ---------   ---------   ---------   ---------
Total operating expenses                                 445.6       437.9       863.4       870.8
                                                     ---------   ---------   ---------   ---------

Operating income                                          64.5        74.5       166.4       188.1

 Interest income                                           2.1         4.2         3.9         8.6
 Interest expense                                        (10.7)      (12.2)      (21.5)      (25.2)
 Other income                                             27.7         --         27.7         --
 Provision for loss on Internet-related investment         --          --          --        (30.0)
                                                     ---------   ---------   ---------   ---------

Income before income taxes                                83.6        66.5       176.5       141.5
Provision for income taxes                                31.8        25.3        67.1        53.8
                                                     ---------   ---------   ---------   ---------

Net income                                                51.8        41.2       109.4        87.7

Preferred dividends                                        1.1         1.2         2.3         2.5
                                                     ---------   ---------   ---------   ---------

Net income available to common stockholders          $    50.7   $    40.0   $   107.1   $    85.2
                                                     =========   =========   =========   =========

Net income available per common share:

 Basic                                               $    0.29   $    0.22   $    0.61   $    0.46
                                                     =========   =========   =========   =========

 Diluted                                             $    0.28   $    0.21   $    0.59   $    0.44
                                                     =========   =========   =========   =========

Shares used in computing earnings per common share:

 Basic                                                   174.4       185.9       175.6       186.3
                                                     =========   =========   =========   =========

 Diluted                                                 181.5       193.1       182.5       194.3
                                                     =========   =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.



                             RADIOSHACK CORPORATION AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                                                 June 30,    December 31,    June 30,
                                                                   2002         2001           2001
(In millions, except for share amounts)                        (Unaudited)                 (Unaudited)
--------------------------------------                         -----------   -----------   -----------
Assets
Current assets:
 Cash and cash equivalents                                     $     529.1   $     401.4   $     336.1
 Accounts and notes receivable, net                                  151.8         276.3         294.6
 Inventories, at lower of cost or market                             830.6         949.8         974.1
 Other current assets                                                 86.6          86.8          68.6
                                                               -----------   -----------   -----------

  Total current assets                                             1,598.1       1,714.3       1,673.4

Property, plant and equipment, net                                   398.0         417.7         461.3
Other assets, net of accumulated amortization                        115.4         113.1         146.5
                                                               -----------   -----------   -----------
Total assets                                                   $   2,111.5   $   2,245.1   $   2,281.2
                                                               ===========   ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                               $      71.3   $     105.5   $      68.9
 Accounts payable                                                    225.7         206.7         183.5
 Accrued expenses                                                    279.6         336.1         252.9
 Income taxes payable                                                126.8         178.1         116.9
                                                               -----------   -----------   -----------

  Total current liabilities                                          703.4         826.4         622.2

Long-term debt, excluding current maturities                         582.3         565.4         595.5
Other non-current liabilities                                         71.4          75.2          68.0
                                                               -----------   -----------   -----------

  Total liabilities                                                1,357.1       1,467.0       1,285.7
                                                               -----------   -----------   -----------

Minority interest in consolidated subsidiary                           --            --          100.0

Commitments and contingent liabilities

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized
   Series A junior participating, 300,000 shares designated
    and none issued                                                    --            --            --
   Series B convertible (TESOP), 100,000 shares authorized;
    61,500, 64,500 and 67,100 shares issued, respectively             61.5          64.5          67.1
  Common stock, $1 par value, 650,000,000 shares authorized;
   236,033,000 shares issued                                         236.0         236.0         236.0
  Additional paid-in capital                                         140.4         138.8         129.7
  Retained earnings                                                1,889.8       1,787.3       1,723.2
  Treasury stock, at cost; 63,337,000, 59,233,000 and
   52,090,000 shares, respectively                                (1,570.9)     (1,443.5)     (1,252.4)
  Unearned deferred compensation                                      (1.9)         (4.3)         (7.5)
  Accumulated other comprehensive loss                                (0.5)         (0.7)         (0.6)
                                                               -----------   -----------   -----------
   Total stockholders' equity                                        754.4         778.1         895.5
                                                               -----------   -----------   -----------
Total liabilities and stockholders' equity                     $   2,111.5   $   2,245.1   $   2,281.2
                                                               ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
(In millions)                                                      2002       2001
 ------------                                                    --------   ---------
Cash flows from operating activities:
Net income                                                       $  109.4   $    87.7
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loss on Internet-related investment                   --          30.0
 Loss on sale of assets                                              --          12.4
 Depreciation and amortization                                       48.9        55.2
 Provision for credit losses and bad debts                            2.3         9.1
 Other items                                                          4.2         9.0
 Changes in operating assets and liabilities:
  Receivables                                                       123.9       152.7
  Inventories                                                       119.2       190.2
  Other current assets                                                0.8       (11.4)
  Accounts payable, accrued expenses and income taxes payable       (93.3)     (196.0)
                                                                 --------   ---------
Net cash provided by operating activities                           315.4       338.9
                                                                 --------   ---------

Cash flows from investing activities:
 Additions to property, plant and equipment                         (34.0)      (62.1)
 Proceeds from sale of property, plant and equipment                  4.1         3.1
 Proceeds from early retirement of CompUSA note                      --         123.6
 Other investing activities                                          (0.8)       (4.2)
                                                                 --------   ---------
Net cash (used in) provided by investing activities                 (30.7)       60.4
                                                                 --------   ---------

Cash flows from financing activities:
 Purchases of treasury stock                                       (163.4)      (87.6)
 Proceeds from sale of common stock put options                      --           0.3
 Sales of treasury stock to employee stock plans                     22.7        28.6
 Proceeds from exercise of stock options                              7.5         4.4
 Dividends paid                                                      (1.5)      (22.1)
 Changes in short-term borrowings, net                               --        (461.3)
 Increase in long-term borrowings                                    32.1       346.4
 Repayments of long-term borrowings                                 (54.4)       (2.6)
                                                                 --------   ---------
Net cash used in financing activities                              (157.0)     (193.9)
                                                                 --------   ---------

Net increase in cash and cash equivalents                           127.7       205.4
Cash and cash equivalents, beginning of period                      401.4       130.7
                                                                 --------   ---------
Cash and cash equivalents, end of period                         $  529.1   $   336.1
                                                                 ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements in accordance with the rules of the Securities and Exchange Commission and we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation are included. However, operating results for the six months ended June 30, 2002 do not necessarily indicate the results you might expect for the year ending December 31, 2002. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share ("EPS") calculations for the three and six months ended June 30, 2002 and 2001, respectively. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if our securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of our common stock that would have then shared in our earnings.

                                                    Three Months Ended                        Three Months Ended
                                                       June 30, 2002                             June 30, 2001
                                           -------------------------------------   -------------------------------------
                                             Income       Shares      Per Share      Income       Shares      Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)   Amount      (Numerator) (Denominator)   Amount
 -------------------------------------     -----------  -----------  -----------   -----------  -----------  -----------
Net income                                 $      51.8                             $      41.2
Less: Preferred stock dividends                   (1.1)                                   (1.2)
                                           -----------                             -----------

Basic EPS
Net income available to common
 shareholders                                     50.7        174.4  $      0.29          40.0        185.9  $      0.22
                                                                     ===========                             ===========

Effect of dilutive securities:
Dividends on Series B preferred stock              1.1                                     1.2
Additional contribution required for TESOP
  if preferred stock had been converted           (1.1)         5.4                       (0.8)         5.8
Stock options                                                   1.7                                     1.4
                                           -----------  -----------                ------------ -----------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions     $      50.7        181.5  $      0.28   $      40.4        193.1  $      0.21
                                           ===========  ===========  ===========   ===========  ===========  ===========


                                                     Six Months Ended                        Six Months Ended
                                                       June 30, 2002                           June 30, 2001
                                           -------------------------------------   -------------------------------------
                                             Income       Shares      Per Share      Income       Shares      Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
 -------------------------------------     -----------  -----------  -----------   -----------  -----------  -----------
Net income                                 $     109.4                             $      87.7
Less: Preferred stock dividends                   (2.3)                                   (2.5)
                                           -----------                             -----------

Basic EPS
Net income available to common
 shareholders                                    107.1        175.6  $      0.61          85.2        186.3  $      0.46
                                                                     ===========                             ===========

Effect of dilutive securities:
Dividends on Series B preferred stock              2.3                                     2.5
Additional contribution required for TESOP
  if preferred stock had been converted           (2.3)         5.4                       (1.7)         5.9
Stock options                                                   1.5                                     2.1
                                           -----------  -----------                -----------  -----------

Diluted EPS
Net income available to common
 shareholders plus assumed conversions     $     107.1        182.5  $      0.59   $      86.0        194.3  $      0.44
                                           ===========  ===========  ===========   ===========  ===========  ===========

Options to purchase 11.9 million shares of common stock for both the three and six month periods ended June 30, 2002, as compared to options to purchase 13.1 million and 12.8 million shares of common stock for the comparable periods in the prior year, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the periods and the effect of their inclusion in the computation would have been antidilutive.


NOTE 3 - REVOLVING CREDIT FACILITY
In the second quarter of 2002, we replaced our existing $600.0 million credit facilities with new credit facilities, also totaling $600.0 million. A syndicate of 16 banks granted the new facilities. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes.

NOTE 4 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2002 and 2001 was $52.0 million and $41.8 million, respectively, and comprehensive income for the six months ended June 30, 2002 and 2001 was $109.6 million and $88.1 million, respectively.

NOTE 5 - BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores. At December 31, 2001, the balance in the restructuring reserve was $11.8 million and consisted of the remaining estimated real estate obligations to be paid. During the three and six months ended June 30, 2002, approximately $0.6 million and $1.6 million, respectively, was charged against the reserve. An additional $1.2 million relating to real estate obligations was added to the reserve during the first quarter of 2002, leaving a balance in the reserve of $11.4 million at June 30, 2002.

NOTE 6 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), in October 2001, which establishes accounting and reporting standards for the impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. SFAS 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

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

NOTE 8 - LITIGATION
Subject to court approval, we have reached agreement on a tentative settlement of $29.9 million in a class action lawsuit originally filed in March 2000 in Orange County, California. The lawsuit, styled Omar Belazi, et al vs. Tandy Corporation, et al, related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state. We denied liability.

Additionally, in the second quarter of 2002, we received payments of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan Industries Holdings, Inc. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This arbitration was commenced in July 1999 and the settlement also requires O'Sullivan to make ongoing payments under this tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o changes in national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the resulting international war on terrorism;
o the disruption of international, national or regional transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully execute our strategic initiatives, including our Anchor, Participatory and Opportunistic ("APOS") business model and our strategic business units ("SBU") and emerging sales channels strategies, as well as new alliances which may be formed with other retailers and third party service providers;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the inability to collect the level of anticipated residual income, consumer acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully maintain our strategic alliances, including those with Compaq, DIRECTV, DISH Network, Thomson/RCA, Sprint, and/or Verizon Wireless;
o    the lack of availability or access to sources of inventory;
o the inability to successfully implement our Retrofest strategy of reallocating a portion of our retail stores' display space, which will permit us to enhance the display of other product lines;
o the inability to establish and implement our internal and external supply chain initiatives;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for new electronic products such as high-speed Internet or other Internet-related services; or
o the occurrence of severe weather events which prohibit consumers from travelling to our retail locations, especially during the peak winter holiday season.


RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Our sales decreased 4.0% to $998.1 million for the quarter ended June 30, 2002, compared to $1,039.5 million in the corresponding prior year period. For the six months ended June 30, 2002, our overall sales decreased 6.7% to $2,032.5 million, compared to $2,179.0 million for the same period in 2001. Comparable store sales were flat for the second quarter, with a decrease of 4% for the six-month period ended June 30, 2002, respectively, when compared to the prior year second quarter and six-month periods. Sales from our dealer/franchise channel decreased 42% or $30.0 million and 38% or $58.8 million, respectively, for the quarter and six months ended June 30, 2002. Our sales decreases for both the three and six-month periods were driven primarily by decreased sales of DTH satellite systems and services as a result of the loss of DIRECTV as a service provider in National Rural Telecommunications Coalition markets, as well as the lack of a full complement of DISH Network offerings for most of the 2002 second quarter. To a lesser extent, these sales decreases were due to lower home computer and monitor sales. Increased sales of wireless handsets partially offset our sales decrease. Increased sales of wireless and home entertainment accessories, batteries and portable computers also helped offset this decrease. We expect to see comparable store sales improvement for the second half of the year, compared to 2001.

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

Each SBU is designed to focus on more efficient and convenient ways to serve our sales channels. In addition to our 5,144 company-owned stores and 2,094 dealer/franchise outlets, our existing and emerging sales channels include the www.radioshack.com e-commerce site and online catalog operations, as well as an outbound and inbound telephone call center.

The Connecting People SBU consists of the wireless communication, wired communication and radio communication departments. The wireless communication department includes products such as wireless handsets and related accessories, in addition to prepaid wireless refill services and related residuals. The wired communication department includes products such as cordless phones and phone cords, plus prepaid long distance cards. Products including two-way radios and scanners are part of the radio communication department. Our strategic alliances for the Connecting People SBU include both Sprint and Verizon Wireless.

The Connecting Places SBU has two departments, home entertainment and computers. The home entertainment department includes audio and video products and services such as DTH satellite systems and related residuals, installation services, DVD players and accessories. The computer department includes personal computers and accessories, hand-held computers, and Internet devices and services, as well as digital cameras. This SBU is responsible for our strategic alliances with Compaq, DIRECTV, DISH Network and Thomson/RCA.

The Connecting Things SBU includes the accessories, batteries and technical departments, as well as the personal electronics, seasonal and portable audio departments. Products include AC and DC power adapters, general and special purpose batteries, wire and connectors, toys and radio control cars, giftables and personal portable audio products.

Connecting People Strategic Business Unit: Sales in the Connecting People SBU increased approximately 10% for both the quarter and six months ended June 30, 2002, respectively, when compared to the corresponding prior year periods. Sales in the wireless communication department, which includes cellular and PCS handsets, accessories, related residuals and prepaid airtime services, increased approximately 14% for the quarter, when compared to the second quarter last year. This sales increase was due primarily to an increase in sales of wireless handsets and accessories. Sales for the wired communication department, which includes land-line telephones, answering machines and other related telephony products, increased slightly for the quarter, when compared to the second quarter last year. The increase in this department was primarily the result of increased sales of telephone accessories, cordless phones and answering machines. Sales for the radio communication department increased slightly for the quarter, when compared to the second quarter last year. The increase in this department was primarily the result of increased sales of both two-way and short-wave radios. The Connecting People SBU expects to maintain a sales increase for 2002, primarily driven by increases in the wireless communication department.

Connecting Places Strategic Business Unit: Sales in the Connecting Places SBU decreased approximately 20% for the quarter and decreased approximately 25% for the six month period ended June 30, 2002, respectively, when compared to the corresponding prior year periods. The home entertainment department, which consists of home audio and video products, including DTH satellites, installation services and related residuals, decreased approximately 30% for the quarter, when compared to the second quarter last year. This decrease was primarily attributable to a decrease in sales of satellite systems and associated installations and was partially offset by increased sales of DVD players and home entertainment accessories. The computer department, which includes computers, related accessories and home networking products, increased approximately 13% for the quarter, when compared to the second quarter last year. This increase was primarily attributable to an increase in sales of laptop computers, as well as an increase in sales of computer accessories, home networking products and digital cameras. The Connecting Places SBU expects to continue to experience a sales decrease for 2002, primarily due to a lower blended average selling price from our two providers of DTH satellite systems.

Connecting Things Strategic Business Unit: Sales in the Connecting Things SBU increased approximately 3% for the quarter and increased approximately 2% for the six months ended June 30, 2002, respectively, when compared to the corresponding prior year periods. Sales for the accessories, batteries and technical departments increased 7% for the quarter, when compared to the second quarter last year. This increase was primarily due to increased sales of general and special purpose batteries. Sales for the personal electronics, seasonal and portable audio departments decreased 4% for the quarter, when compared to the second quarter last year, due primarily to decreased sales of music-related products, portable audio, and toys. These sales decreases were due in part to a strategic move made to narrow existing inventories for certain products to prepare for the introduction of new product lines. The Connecting Things SBU expects to experience a sales increase in 2002, primarily driven by accessories, batteries and digital audio product sales.

RadioShack Retail Outlets

                                 June 30,    March 31,    December 31,  September 30,   June 30,
                                  2002         2002          2001          2001          2001
                                ---------    ---------     ---------     ---------     ---------
Company-owned                       5,144        5,125         5,127         5,133         5,105
Cool Things @ Blockbuster            ---          ---            127           123            96
Dealer/franchise                    2,094        2,086         2,119         2,101         2,079
                                ---------    ---------     ---------     ---------     ---------
Total number of retail outlets      7,238        7,211         7,373         7,357         7,280
                                =========    =========     =========     =========     =========

Gross Profit

During the second quarter of 2002, gross profit dollars decreased slightly to $510.1 million, but gross profit as a percent of net sales and operating revenues increased 1.8 percentage points to 51.1%, compared to 49.3% for the corresponding 2001 period. For the six months ended June 30, 2002, gross profit dollars decreased 2.7% to $1,029.8 million, but gross profit as a percent of net sales and operating revenues increased 2.1 percentage points to 50.7%, compared to 48.6% for the corresponding period in 2001. The percentage point increases for the three and six months ended June 30, 2002, were primarily attributable to a decline in sales from the home entertainment department, which has a lower gross profit margin than our overall average gross profit margin. In addition, an increase in the computer department gross profit margin, which is significantly lower than our average gross profit margin, combined with a decrease in computer department sales for the first half of 2002, also contributed to the 2.1 percentage point increase in our gross profit margin for the six months ended June 30, 2002. Additionally, an increase in the gross profit margin associated with sales within the accessories, battery and technical departments, combined with an increase in sales, had a positive effect on both gross profit dollars and gross profit margin in the three and six months ended June 30, 2002. For the three months ended June 30, 2002, the decline in dealer/franchise sales also had a positive effect on our overall gross profit margin, since the gross profit margin for our dealer/franchise stores is lower than our overall average gross profit margin. We anticipate that gross profit as a percentage of net sales and operating revenues for 2002 will remain above the 2001 annual level, due primarily to the positive effect of sales mix changes.

Selling, General and Administrative Expense

Our SG&A expense increased 5.9% or $23.3 million and 1.4% or $11.3 million for the quarter and six months ended June 30, 2002, respectively, when compared to the same periods in the prior year. This represents 3.9 and 3.2 percentage point increases to 42.2% and 40.1% of net sales and operating revenues for the quarter and six months ended June 30, 2002, respectively, when compared to the same periods the prior year. These dollar increases were primarily due to a $29.9 million litigation charge related to the tentative settlement of a class action lawsuit in the state of California during the second quarter of 2002. Lower overall sales in the current three and six month periods also contributed to higher SG&A expense as a percentage of net sales and operating revenues. Excluding the $29.9 million charge related to the California lawsuit, SG&A expense decreased 1.7% or $6.6 million and 2.3% or $18.6 million for the quarter and six months ended June 30, 2002, respectively, when compared to the same periods in the prior year. Payroll expense decreased primarily due to decreases in commission, bonuses and other incentives resulting from lower store sales in 2002. The decrease in dollars was also a result of a reduction in headcount during the second half of 2001. Advertising expense decreased in dollars for the three and six months ended June 30, 2002, and decreased for the three month period as a percentage of net sales when compared to the prior year periods. Rent expense increased in both dollars and as a percentage of net sales when compared to the same three and six month periods in the prior year. We expect SG&A expense to grow slightly in dollars for 2002, when compared to 2001.

Net Interest Expense

Interest expense, net of interest income, for the three and six months ended June 30, 2002 was $8.6 million and $17.6 million, respectively, versus $8.0 million and $16.6 million for the comparable three and six months in 2001. Interest expense decreased $1.5 million and $3.7 million for the three and six months ended June 30, 2002, respectively. The decrease in interest expense was due to lower average debt outstanding during these periods compared to the prior year. Interest income decreased $2.1 million and $4.7 million for the three and six months ended June 30, 2002, respectively. The decrease in interest income was due primarily to the pay-off of the CompUSA note receivable on June 22, 2001, which eliminated the associated interest income. We expect interest expense, net of interest income, to be flat for calendar year 2002, when compared to calendar year 2001.

Other Income

In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan Industries Holdings, Inc. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This arbitration was commenced in July 1999 and the settlement also requires O'Sullivan to make ongoing payments under this tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the quarter and six months ended June 30 of both 2002 and 2001 was 38.0%.

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), in October 2001, which establishes accounting and reporting standards for the impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. SFAS 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $315.4 million for the six month period ended June 30, 2002, compared to $338.9 million in the prior year comparable period. Cash flow from net income, adjusted for non-cash items, decreased $38.6 million for the six months ended June 30, 2002, when compared to the same period in the prior year. This decrease was due primarily to a decline in sales in 2002. At June 30, 2002, changes in accounts receivable had provided $123.9 million in cash since December 31, 2001, compared to $152.7 million in cash provided for the six months ended June 30, 2001. This $28.8 million difference in cash provided by accounts receivable was due to an increase in collections of dealer/franchise receivables and vendor and service provider receivables during the first half of 2001, as the 2000 year-end accounts receivable balance was significantly higher than the 2001 year-end balance. At June 30, 2002, changes in inventory had provided $119.2 million in cash since December 31, 2001, compared to $190.2 million in cash provided for the six months ended June 30, 2001. The reduction in inventory since December 31, 2001 was primarily the result of a decrease in cellular handset inventory. Additionally, inventory reductions in the wired communication department, as well as the personal electronics, seasonal and portable audio departments, offset slightly by increases in both the computer and home entertainment departments, added to the overall inventory reduction. The continued reduction in inventory levels is the result of ongoing improvements in inventory management. Additionally, during the first half of 2002, $68.7 million more in cash was provided by accounts payable, when compared to the first half of 2001, due primarily to more favorable vendor terms.

Cash used in investing activities for the six months ended June 30, 2002 was $30.7 million, compared to cash provided of $60.4 million in the previous year. During the second quarter of 2001, we received $123.6 million for the settlement of the purchase price of Computer City, Inc. and settlement of the $136.0 million CompUSA note. Investing activities for the six months ended June 30, 2002 included capital expenditures totaling $34.0 million, compared to $62.1 million in 2001, primarily for our retail store expansions and remodels and upgrades of information systems. We anticipate that the capital expenditure requirements for 2002 will approximate $125.0 million to $130.0 million, primarily relating to our continued store expansions and remodels and continuous improvement of our information systems.

Cash used in financing activities for the six months ended June 30, 2002 was $157.0 million, compared to a $193.9 million cash usage in the previous year. We repurchased $163.4 million of common stock during the six months ended June 30, 2002, compared to $87.6 million during the same period of 2001. Stock repurchases during the first six months of 2002 and 2001 were partially funded by $30.2 million and $33.0 million, respectively, received from the sale of treasury stock to employee stock plans and from stock option exercises. Dividends paid, net of tax, in the first six months of 2002 and 2001 amounted to $1.5 million and $22.1 million, respectively. The decrease in dividends paid in 2002 resulted from a change in our dividend payment frequency from quarterly to annually during the third quarter of 2001. The net decrease in short-term debt of $461.3 million for the six-month period ended June 30, 2001 was due to the repayment of short-term debt with funds received from the 10-year notes issued on May 11, 2001.

Free cash flow, defined as cash flow from operations less capital expenditures and dividends paid, was $279.9 million for the six months ended June 30, 2002, compared to $254.7 million for the corresponding period in 2001. This 2002 increase in free cash flow was due primarily to lower capital expenditures and dividends paid in the first half of 2002. We expect free cash flow to be approximately $300.0 million to $350.0 million in 2002.

At June 30, 2002, total capitalization was $1,408.0 million, which consisted of $653.6 million of debt and $754.4 million of stockholders' equity, resulting in a total debt to total capitalization ratio of 46.4%. The total debt to total capitalization ratio was 46.3% at December 31, 2001 and 42.6% at June 30, 2001. Long-term debt as a percentage of total capitalization was 41.4% and 39.0% at June 30, 2002 and December 31, 2001, respectively, compared to 38.2% at June 30, 2001. The percentage increases since both June 30, 2001, and December 31, 2001, were primarily the result of a reduction in equity due to increased 2002 share repurchases.

In the second quarter of 2002, we replaced our existing $600.0 million credit facilities with new credit facilities, also totaling $600.0 million. A syndicate of 16 banks granted the new facilities. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes.

We repurchased 2.6 million and 4.5 million shares of our common stock for $80.2 million and $136.2 million for the three and six months ended June 30, 2002, respectively, under our share repurchase program. In connection with our share repurchase program, our Board of Directors has authorized us to sell up to 4.0 million shares of our common stock, through both equity forwards and put options, with an expiration date no later than December 31, 2002. There are no outstanding equity forward instruments or put options at June 30, 2002.

We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. We anticipate that we will repurchase between $250.0 million and $300.0 million of our common stock in total for the year 2002 under our existing share repurchase program.

In the fourth quarter of 2001, we announced the sale of our corporate headquarters building and our plans to construct a new headquarters in Fort Worth, Texas. We entered into sale-leaseback agreements in 2001, whereby our existing corporate headquarters land and buildings were sold and leased back to us. These agreements provide us with the time necessary to arrange for the construction of our new facility. We plan to finance the new corporate campus with an off-balance sheet operating lease arrangement. We believe that this type of structure, when used as designed and in moderation, enables us to maintain financial flexibility and is appropriate. Management recognizes that the accounting rules addressing this type of financing are currently under review and that the structure may change, potentially making it uneconomical to execute and requiring us to record the new corporate campus and related debt on our balance sheet. We have explored alternatives in the event that such changes occur and believe that we have a number of viable options available to finance our corporate headquarters facility.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2002, we did not have derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks other than the interest rate swaps noted below. We do not use derivative instruments for speculative purposes.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Subject to court approval, we have reached agreement on a tentative settlement of $29.9 million in a class action lawsuit originally filed in March 2000 in Orange County, California. The lawsuit, captioned Omar Belazi, et al vs. Tandy Corporation, et al, related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state. We denied liability.

Additionally, in the second quarter of 2002, we received payments of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan Industries Holdings, Inc. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This arbitration was commenced in July 1999 and the settlement also requires O'Sullivan to make ongoing payments under this tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)       RadioShack held its Annual Meeting of Stockholders on May 16, 2002.

b) (1) RadioShack elected directors to serve for the ensuing year. Out of the 179,926,493 eligible votes, 147,900,203 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

                                              VOTES                VOTES
         NAME OF DIRECTOR                      FOR                WITHHELD
         ---------------------------    -----------------    -----------------

         Frank J. Belatti                  142,477,413           5,422,789
         Ronald E. Elmquist                145,857,951           2,042,252
         Richard J. Hernandez              145,808,545           2,091,657
         Lawrence V. Jackson               145,214,049           2,686,153
         Robert J. Kamerschen              145,899,953           2,000,249
         Lewis F. Kornfeld, Jr.            144,853,714           3,046,489
         Jack L. Messman                   145,874,629           2,025,574
         William G. Morton, Jr.            145,942,814           1,957,388
         Thomas G. Plaskett                145,560,045           2,340,157
         Leonard H. Roberts                145,844,667           2,055,535
         Alfred J. Stein                   145,878,824           2,021,378
         William E. Tucker                 145,567,678           2,332,525
         Edwina D. Woodbury                145,879,295           2,020,907

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 14, which immediately precedes such exhibits.

         b)  Reports on Form 8-K.

             On July 16, 2002, we announced a proposed tentative settlement of a class action lawsuit in the state of California. Additionally, we announced in an unrelated matter that we had negotiated a favorable settlement regarding a contractual dispute of a tax sharing agreement. The Form 8-K was filed on July 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                RadioShack Corporation
                                                     (Registrant)







Date:  August 12, 2002                  By   /s/      David Johnson
                                             -----------------------------------
                                                      David Johnson
                                            Senior Vice President and Controller
                                                  (Authorized Officer)






Date:  August 12, 2002                      /s/      Michael D. Newman
                                            ------------------------------------
                                                     Michael D. Newman
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS


Exhibit
Number          Description                                                 Page

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

3b*             RadioShack Corporation Bylaws, amended and restated as
                of May 16, 2002.                                              15

10a*            Revolving Credit Agreement (Facility A) dated as of
                June 19, 2002 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent and Lender, Fleet
                National Bank as Syndication Agent and Lender, Wachovia Bank, National Association as Documentation Agent and Lender,
                Salomon Smith Barney, Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead
                Arranger and Bookrunner and twelve other banks as Lenders.    24

10b*            Revolving Credit Agreement (Facility B) dated as of
                June 19, 2002 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing
                Bank and Lender, Fleet National Bank as Syndication Agent, Initial Issuing Bank and Lender, Wachovia Bank,
                National Association as Documentation Agent and Lender,
                Salomon Smith Barney, Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead
                Arranger and Bookrunner and twelve other banks as Lenders.    79

11*             Statements of Computation of Ratio of Earnings to Fixed
                Charges.                                                     137

99(a)*          Certification pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes - Oxley
                Act of 2002.                                                 138

99(b)*          Certification pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes - Oxley
                Act of 2002.                                                 139

----------------------------

* filed with this report

                                                                      EXHIBIT 3b
                          RADIOSHACK CORPORATION BYLAWS
                           AMENDED AND RESTATED AS OF

                                  May 16, 2002

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

        SECTION 8.  Notice of Stockholder Proposals.

8.      Notice of Stockholder Business; Nomination of Director Candidates.

                (a) At annual meetings of the stockholders, only such business shall be conducted as shall have been brought before the meetings (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors, or (iii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 8, who shall be entitled to vote at such meeting, and who complies with the notice procedures set forth in this Section 8.

                (b) Only persons who are nominated in accordance with the procedures set forth in these Bylaws shall be eligible to serve as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders (i) by or at the direction of the Board of Directors or a committee thereof or (ii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 8 who shall be entitled to vote for the election of directors at the meeting, and who complies with the notice procedures set forth in this Section 8.

                (c) A stockholder must give timely, written notice to the Secretary of the Corporation to nominate directors at an annual meeting pursuant to Section 8 hereof or to propose business to be brought before an annual or special meeting pursuant to clause (iii) of Section 8(a) hereof. To be timely in the case of an annual meeting, a stockholder's notice must be received at the principal executive offices of the Corporation not less than 120 days before the date of the Corporation's proxy statement release to shareholders in connection with the Corporation's previous year's annual meeting of stockholders. To be timely in the case of a special meeting or in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, a stockholder's notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made. For purposes of this Section 8, public disclosure shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934. Such stockholder's notice shall set forth (i) with respect to each matter, if any, that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) with respect to each person, if any, whom the stockholder proposes to nominate for election as a director, all information relating to such person (including such person(s) written consent to being named in the proxy statement as a nominee and to serving as a director) that is required under the Securities Exchange Act of 1934, as amended, (iii) the name and address, as they appear on the Corporation's records, of the stockholder proposing such business or nominating such persons (as the case may be), and the name and address of the beneficial owner, if any, on whose behalf the proposal or nomination is made, (iv) the class and number of shares of capital stock of the Corporation that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the proposal or nomination is made, and (v) any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the proposal or nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Corporation the information required to be set forth in a stockholder(s) notice of nomination which pertains to the nominee.

                (d) Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted, and no person shall be nominated to serve as a director, at an annual or special meeting of stockholders, except in accordance with the procedures set forth in this
        Section 8. The Chairman of the meeting shall, if the facts warrant, determine that business was not properly brought before the meeting, or that a nomination was not made, in accordance with the procedures prescribed by these Bylaws and, if he shall so determine, he shall so declare to the meeting, and any such business not properly brought before the meeting shall not be transacted and any defective nomination shall be disregarded. A stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this Section 8.

                (e) This Section 8 shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

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

        The foregoing provisions of this Article XIV shall be deemed to be a contract between the Corporation and each person who serves in any capacity specified therein at any time while this bylaw is in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts then or theretofor existing or any action, suit or proceeding theretofor or thereafter brought based in whole or in part upon any such state of facts.

                                                                     EXHIBIT 10a
                            364-DAY CREDIT AGREEMENT

                            Dated as of June 19, 2002


                RADIOSHACK CORPORATION, a Delaware corporation (the "Borrower"), the banks, financial institutions and other institutional lenders (the "Initial Lenders")listed on the signature pages hereof, BANK OF AMERICA, N.A., as administrative agent, FLEET NATIONAL BANK, as syndication agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as documentation agent, SALOMON SMITH BARNEY INC. and BANC OF AMERICA SECURITIES INC., as joint lead arrangers and bookrunners, and CITIBANK, N.A. ("Citibank"), as administrative agent and as paying agent (the "Agent") for the Lenders (as hereinafter defined), agree as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

                SECTION 1.01. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):
                "Advance" means a Revolving Credit Advance or a Competitive Bid Advance.

                "Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. For purposes of this definition, the term "control" (including the terms "controlling", "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract or otherwise.

                "Agent's Account" means the account of the Agent maintained by the Agent at Citibank at its office at 388 Greenwich Street, New York, New York 10013, Account No. 36852248, Attention: Bank Loan Syndications.

                "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Advance and such Lender's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a Competitive Bid Advance, the office of such Lender notified by such Lender to the Agent as its Applicable Lending Office with respect to such Competitive Bid Advance.

                "Applicable Margin" means (a) for Base Rate Advances, 0% per annum and (b)for Eurodollar Rate Advances, as of any date, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

-------------------------- -------------------------- --------------------------
      Rating Level           Applicable Margin for      Applicable Margin for
                            Eurodollar Rate Advances   Eurodollar Rate Advances
                             Prior to the Term Loan    On and After to the Term
                                Conversion Date          Loan Conversion Date
-------------------------- -------------------------- --------------------------
Level 1
-------
A/A2/A or above                      0.210%                     0.500%
---------------------------- ------------------------ --------------------------
Level 2
-------
A-/A3/A-                             0.320%                     0.750%
---------------------------- ------------------------ --------------------------
Level 3
-------
BBB+/Baa1/BBB+                       0.525%                     1.000%
---------------------------- ------------------------ --------------------------
Level 4
-------
BBB/Baa2/BBB                         0.625%                     1.125%
---------------------------- ------------------------ --------------------------
Level 5
-------
Lower than Level 4                   0.825%                     1.500%
---------------------------- ------------------------ --------------------------

                "Applicable Percentage" means, as of any date a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

                ---------------------------- --------------------------------
                        Rating Level                    Applicable
                                                        Percentage
                ---------------------------- --------------------------------
                Level 1
                -------
                A/A2/A or above                          0.065%
                ---------------------------- --------------------------------
                Level 2
                -------
                A-/A3/A-                                 0.080%
                ---------------------------- --------------------------------
                Level 3
                -------
                BBB+/Baa1/BBB+                           0.100%
                ---------------------------- --------------------------------
                Level 4
                -------
                BBB/Baa2/BBB                             0.125%
                ---------------------------- --------------------------------
                Level 5
                -------
                Lower than Level 4                       0.175%
                ---------------------------- --------------------------------

                "Applicable Utilization Fee" means, as of any date prior to the Term Loan Conversion Date that the aggregate Advances exceed 33 1/3% of the aggregate Commitments, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

                ---------------------------- --------------------------------
                       Rating Level                    Applicable
                                                     Utilization Fee
                ---------------------------- --------------------------------
                Level 1
                -------
                A/A2/A or above                          0.050%
                ---------------------------- --------------------------------
                Level 2
                -------
                A-/A3/A-                                 0.100%
                ---------------------------- --------------------------------
                Level 3
                -------
                BBB+/Baa1/BBB+                           0.125%
                ---------------------------- --------------------------------
                Level 4
                -------
                BBB/Baa2/BBB                             0.125%
                ---------------------------- --------------------------------
                Level 5
                -------
                Lower than Level 4                       0.250%
                ---------------------------- --------------------------------

                "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit C hereto.

                "Assuming Lender" has the meaning specified in Section 2.18(c).

                "Assumption Agreement" has the meaning specified in Section 2.18(c).

                "Base Rate" means a fluctuating interest rate per annum in effect from time to time, which rate per annum shall at all times be equal to the highest of:

                        (a) the rate of interest announced publicly by Citibank
                in New York, New York, from time to time, as Citibank's base rate;

                        (b) the sum (adjusted to the nearest 1/4 of 1% or, if
                there is no nearest 1/4 of 1%, to the next higher 1/4 of 1%) of
                (i) 1/2 of 1% per annum, plus (ii) the rate obtained by dividing
                (A) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, such three-week moving average (adjusted to the basis of a year of 360 days) being determined weekly on each Monday (or, if such day is not a Business Day, on the next succeeding Business Day) for the three-week period ending on the previous Friday by Citibank on the basis of such rates reported by certificate of deposit dealers to and published by the Federal Reserve Bank of New York or, if such publication shall be suspended or terminated, on the basis of quotations for such rates received by Citibank from three New York certificate of deposit dealers of recognized standing selected by Citibank, by
                (B) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for Citibank with respect to liabilities consisting of or including (among other liabilities) three-month U.S. dollar non-personal time deposits in the United States, plus (iii) the average during such three-week period of the annual assessment rates estimated by Citibank for determining the then current annual assessment payable by Citibank to the Federal Deposit Insurance Corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United States; and

                        (c) 1/2 of one percent per annum above the Federal Funds
                Rate.

                "Base Rate Advance" means a Revolving Credit Advance that bears interest as provided in Section 2.07(a)(i).

                "Borrowing" means a Revolving Credit Borrowing or a Competitive Bid Borrowing.

                "Business Day" means a day of the year on which banks are not required or authorized by law to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advances or LIBO Rate Advances, on which dealings are carried on in the London interbank market.

                "Capital Lease" means any lease required to be accounted for as a capital lease.

                "Commitment" means, with respect to any Lender at any time, the amount set forth opposite such Lender's name on the signature pages hereto under the caption "Commitment" or, if such Lender has entered into one or more Assignment and Acceptances, set forth for such Lender in the Register maintained by the Agent pursuant to Section 8.07(d) as such Lender's "Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.05.

                "Competitive Bid Advance" means an advance by a Lender to the Borrower as part of a Competitive Bid Borrowing resulting from the competitive bidding procedure described in Section 2.03 and refers to a Fixed Rate Advance or a LIBO Rate Advance.

                "Competitive Bid Borrowing" means a borrowing consisting of simultaneous Competitive Bid Advances from each of the Lenders whose offer to make one or more Competitive Bid Advances as part of such borrowing has been accepted under the competitive bidding procedure described in Section 2.03.

                "Competitive Bid Note" means a promissory note of the Borrower payable to the order of any Lender, in substantially the form of Exhibit A-2 hereto, evidencing the indebtedness of the Borrower to such Lender resulting from a Competitive Bid Advance made by such Lender.

                "Confidential Information" means information that the Borrower furnishes to the Agent or any Lender in a writing designated as confidential, but does not include any such information that is or becomes generally available to the public or that is or becomes available to the Agent or such Lender from a source other than the Borrower.

                "Consenting Lender" has the meaning specified in
        Section 2.18(b).

                "Consolidated" refers to the consolidation of accounts in accordance with GAAP.

                "Consolidated EBITDA" means, for any period, for the Borrower and its Subsidiaries, calculated on a Consolidated basis, the sum of without duplication) the following: (a) Pretax Net Income (excluding therefrom, to the extent included in determining Pretax Net Income, any items of extraordinary gain, including net gains on the sale of assets other than asset sales in the ordinary course of business, and adding thereto, to the extent included in determining Pretax Net Income, any items of extraordinary loss, including net losses on the sale of assets other than asset sales in the ordinary course of business), plus (b) to the extent included in determining Pretax Net Income, interest expense (including interest expense in respect of Capital Leases), plus (c) to the extent included in determining Pretax Net Income, depreciation and amortization and other non-cash charges, minus (d) to the extent included in determining Pretax Net Income, non-cash credits.

                "Consolidated EBITDAR" means, for any period, for the Borrower and its Subsidiaries, calculated on a Consolidated basis, the sum of (without duplication) the following: (a) Consolidated EBITDA plus
        (b) to the extent included in determining Pretax Net Income, rental expense (including rental expense in respect of Capital Leases).

                "Consolidated Funded Debt" means, at any date, for the Borrower and its Subsidiaries on a Consolidated basis, Debt of the types described in clauses (a), (b), (c) and (e) of the definition of "Debt".

                "Consolidated Tangible Net Worth" means, at any time, the total Consolidated stockholders' equity less the total amount of Consolidated intangible assets and plus the total amount of any subordinated indebtedness unless already included in stockholders' equity, in each case calculated for the Borrower and its Subsidiaries taken as a whole. Intangible assets shall include unamortized debt discount and expense, unamortized deferred charges and goodwill.

                "Convert", "Conversion" and "Converted" each refers to a conversion of Revolving Credit Advances of one Type into Revolving Credit Advances of the other Type pursuant to Section 2.08 or 2.09.

                "Debt" of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, (b) all obligations of such Person for the deferred purchase price of property or services (other than trade payables not overdue by more than 60 days incurred in the ordinary course of such Person's business), (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, (d) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all obligations of such Person as lessee under Capital Leases, (f) all obligations, contingent or otherwise, of such Person in respect of acceptances, letters of credit or similar extensions of credit, (g) all obligations of such Person in respect of Hedge Agreements, (h) all Debt of others referred to in clauses (a) through (g) above or clause (i) below and other payment obligations guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (1) to pay or purchase such Debt or to advance or supply funds for the payment or purchase of such Debt, (2) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Debt or to assure the holder of such Debt against loss, (3) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or
        (4) otherwise to assure a creditor against loss, and (i) all Debt referred to in clauses (a) through (h) above secured by (or for which the holder of such Debt has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Debt.

                "Default" means any Event of Default or any event that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

                "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on Schedule I hereto or in the Assumption
        Agreement or the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

                "Effective Date" has the meaning specified in Section 3.01.

                "Eligible Assignee" means (i) a Lender; (ii) an Affiliate of a Lender and (iii)any other Person approved by the Agent and, unless an Event of Default has occurred and is continuing at the time any assignment is effected in accordance with Section 8.07, the Borrower, such approval not to be unreasonably withheld or delayed; provided, however, that neither the Borrower nor an Affiliate of the Borrower shall qualify as an Eligible Assignee.

                "Environmental Action" means any action, suit, demand, demand letter, claim, notice of non-compliance or violation, notice of liability or potential liability, investigation, proceeding, consent order or consent agreement relating in any way to any Environmental Law, Environmental Permit or Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment, including, without limitation, (a) by any governmental or regulatory authority for enforcement, cleanup, removal, response, remedial or other actions or damages and (b) by any governmental or regulatory authority or any third party for damages, contribution, indemnification, cost recovery, compensation or injunctive relief.

                "Environmental Law" means any federal, state, local or foreign statute, law, ordinance, rule, regulation, code, order, judgment,decree or judicial or agency interpretation, policy or guidance relating to pollution or protection of the environment, health, safety or natural resources, including, without limitation, those relating to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Materials.

                "Environmental Permit" means any permit, approval, identification number, license or other authorization required under any Environmental Law.

                "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

                "ERISA Affiliate" means any Person that for purposes of Title IV of ERISA is a member of the Borrower's controlled group, or under common control with the Borrower, within the meaning of Section 414 of the Internal Revenue Code.

                "ERISA Event" means (a) (i) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, with respect to any Plan unless the 30-day notice requirement with respect to such event has been waived by the PBGC, or (ii) the requirements of subsection (1) of
        Section 4043(b) of ERISA (without regard to subsection (2) of such Section) are met with respect to a contributing sponsor, as defined in
        Section 4001(a)(13) of ERISA, of a Plan, and an event described in paragraph (9), (10), (11), (12) or (13) of Section 4043(c) of ERISA is reasonably expected to occur with respect to such Plan within the following 30 days; (b) the application for a minimum funding waiver with respect to a Plan; (c) the provision by the administrator of any Plan of a notice of intent to terminate such Plan pursuant to Section 4041(a)
        (2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (d) the cessation of operations at a facility of the Borrower or any ERISA Affiliate in the circumstances described in Section 4062(e) of ERISA; (e) the withdrawal by the Borrower or any ERISA Affiliate from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (f) the conditions for the imposition of a lien under Section 302(f) of ERISA shall have been met with respect to any Plan; (g) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA; or
        (h) the institution by the PBGC of proceedings to terminate a Plan pursuant to Section 4042 of ERISA, or the occurrence of any event or condition described in Section 4042 of ERISA that constitutes grounds for the termination of, or the appointment of a trustee to administer, a Plan.

                "Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

                "Eurodollar Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto or in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

                "Eurodollar Rate" means, for any Interest Period for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing (a) the rate per annum (rounded upward to the nearest whole multiple of 1/16 of 1% per annum) appearing on Telerate Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in U.S. dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such Revolving Credit Borrowing to be outstanding during such Interest Period and for a period equal to such Interest Period by (b) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Interest Period. If the Telerate Markets Page 3750 (or any successor page) is unavailable, the Eurodollar Rate for any Interest Period for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.08.

                "Eurodollar Rate Advance" means a Revolving Credit Advance that bears interest as provided in Section 2.07(a)(ii).

                "Eurodollar Rate Reserve Percentage" for any Interest Period for all Eurodollar Rate Advances or LIBO Rate Advances comprising part of the same Borrowing means the reserve percentage applicable two Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar Rate Advances or LIBO Rate Advances is determined) having a term equal to such Interest Period.

                "Events of Default" has the meaning specified in Section 6.01.

                "Extension Date" has the meaning specified in Section 2.18(b).

                "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent.

                "Fitch" means Fitch, Inc.

                "Fixed Rate Advances" has the meaning specified in
        Section 2.03(a)(i).

                "GAAP" has the meaning specified in Section 1.03.

                "Hazardous Materials" means (a) petroleum and petroleum products, by products or breakdown products, radioactive materials, asbestos-containing materials, polychlorinated biphenyls and radon gas and (b) any other chemicals, materials or substances designated, classified or regulated as hazardous or toxic or as a pollutant or contaminant under any Environmental Law.

                "Hedge Agreements" means interest rate swap, cap or collar agreements, interest rate future or option contracts, currency swap agreements, currency future or option contracts and other similar agreements.

                "Information Memorandum" means the information memorandum dated May 14, 2002 used by the Agent in connection with the syndication of the Commitments.

                "Interest Period" means, for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing and each LIBO Rate Advance comprising part of the same Competitive Bid Borrowing, the period commencing on the date of such Eurodollar Rate Advance or LIBO Rate Advance or the date of the Conversion of any Base Rate Advance into such Eurodollar Rate Advance and ending on the last day of the period selected by the Borrower pursuant to the provisions below and, thereafter, with respect to Eurodollar Rate Advances, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three or six months, as the Borrower may, upon notice received by the Agent not later than 12:00 noon (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, that:

                        (a) the Borrower may not select any Interest Period that ends after the Termination Date or, if the Revolving Credit Advances have been converted to a term loan pursuant to Section
                2.06 prior to such selection, that ends after the Maturity
                Date;

                        (b) Interest Periods commencing on the same date for Eurodollar Rate Advances comprising part of the same Revolving Credit Borrowing or for LIBO Rate Advances comprising part of the same Competitive Bid Borrowing shall be of the same duration;

                        (c) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, however, that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

                        (d) whenever the first day of any Interest Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

                "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

                "Investment" in any Person means any loan or advance to such Person, any purchase or other acquisition of any capital stock, warrants, rights, options, obligations or other securities or all or substantially all of the assets of such Person, any capital contribution to such Person or any other investment in such Person, including, without limitation, any arrangement pursuant to which the investor incurs Debt of the types referred to in clauses (h) and
        (i) of the definition of "Debt" in respect of such Person.

                "Lenders" means the Initial Lenders, each Assuming Lender that shall become a party hereto pursuant to Section 2.18 and each Person that shall become a party hereto pursuant to Section 8.07.

                "LIBO Rate" means, for any Interest Period for all LIBO Rate Advances comprising part of the same Competitive Bid Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing
        (a) the rate per annum (rounded upward to the nearest whole multiple of 1/16 of 1% per annum) appearing on Telerate Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in U.S. dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to the amount that would be the Reference Banks' respective ratable shares of such Borrowing if such Borrowing were to be a Revolving Credit Borrowing to be outstanding during such Interest
        Period and for a period equal to such Interest Period by (b) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Interest Period. If the Telerate Markets Page 3750 (or any successor page) is unavailable, the LIBO Rate for any Interest Period for each LIBO Rate Advance comprising part of the same Competitive Bid Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.08.

                "LIBO Rate Advance" means a Competitive Bid Advance bearing interest based on the LIBO Rate.

                "Lien" means any lien, security interest or other charge or encumbrance of any kind, or any other type of preferential arrangement, including, without limitation, the lien or retained security title of a conditional vendor and any easement, right of way or other encumbrance on title to real property.

                "Marketable Securities" means any of the following, to the extent owned by the Borrower or any of its Subsidiaries free and clear of all Liens and having a maturity of not greater than 360 days from the date of acquisition thereof: (a) readily marketable direct obligations of the Government of the United States or any agency or instrumentality thereof or obligations unconditionally guaranteed by the full faith and credit of the Government of the United States, (b) certificates of deposit of or time deposits with any commercial bank that is a Lender or a member of the Federal Reserve System, issues (or the parent of which issues) commercial paper rated as described in clause (c), is organized or licensed under the laws of the United States or any State thereof and has combined capital and surplus of at least $1 billion, (c) commercial paper in an aggregate amount of no more than $10,000,000 per issuer outstanding at any time, issued by any corporation organized under the laws of any State of the United States and rated at least "Prime-1" (or the then equivalent grade) by Moody's, "A-1" (or the then equivalent grade) by S&P or F-1 (or the then equivalent grade) by Fitch or (d) money market mutual funds with a minimum of $500,000,000 net asset value rated at least Aaa by Moody's, AAA by S&P or AAA by Fitch.

                "Material Adverse Change" means any material adverse change in
        the business,   condition   (financial  or  otherwise),   operations,
        performance, properties or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole.

                "Material Adverse Effect" means a material adverse effect on (a)
        the business,   condition   (financial  or  otherwise),   operations,
        performance, properties or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole, (b) the rights and remedies of the Agent or any Lender under this Agreement or any Note or (c) the ability of the Borrower to perform its obligations under this Agreement or any Note.

                "Maturity Date" means the earlier of (a) the first anniversary of the Termination Date and (b) the date of termination in whole of the aggregate Commitments pursuant to Section 2.04 or 6.01.

                "Moody's" means Moody's Investors Service, Inc.

                "Multiemployer Plan" means a multiemployer plan, as defined in
        Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

                "Multiple Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any ERISA Affiliate and at least one Person other than the Borrower and the ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

                "Non-Consenting Lender" has the meaning specified in
        Section 2.18(b).

                "Note" means a Revolving Credit Note or a Competitive Bid Note.

                "Notice of Competitive Bid Borrowing" has the meaning specified in Section 2.03(a).

                "Notice of Revolving Credit Borrowing" has the meaning specified in Section 2.02(a).

                "PBGC" means the Pension Benefit Guaranty Corporation (or any successor).

                "Permitted Liens" means such of the following as to which no enforcement, collection, execution, levy or foreclosure proceeding shall have been commenced: (a) Liens for taxes, assessments and governmental charges or levies to the extent not required to be paid under Section 5.01(b) hereof; (b) Liens imposed by law, such as materialmen's, mechanics', carriers', workmen's and repairmen's
        Liens and other similar Liens arising in the ordinary course of business securing obligations that are not overdue for a period of more than 90 days; (c) pledges or deposits to secure obligations under workers' compensation laws or similar legislation or to secure public or statutory obligations; and (d) easements, rights of way and other encumbrances on title to real property that do not render title to the property encumbered thereby unmarketable or materially adversely affect the use of such property for its present purposes.

                "Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture, limited liability company or other entity, or a government or any political subdivision or agency thereof.

                "Plan" means a Single Employer Plan or a Multiple Employer Plan.

                "Pretax Net Income" means, for any period, net income (or loss) before taxes of the Borrower and its Subsidiaries, on a Consolidated basis for such period taken as a single accounting period, excluding, however, net income (or loss) attributable to any Person (other than the Borrower or any of its Subsidiaries) in which the Borrower or any of its Subsidiaries has a minority interest, except to the extent of the amount of cash dividends or other cash distributions actually paid to the Borrower or such Subsidiary by such other Person.

                "Pro Rata Share" of any amount means, with respect to any Lender at any time, the product of such amount times a fraction the numerator of which is the amount of such Lender's Commitment at such time (or, if the Commitments shall have been terminated pursuant to Section 2.05 or 6.01, such Lender's Commitment as in effect immediately prior to such termination) and the denominator of which is the aggregate amount of all Commitments at such time (or, if the Commitments shall have been terminated pursuant to Section 2.05 or 6.01, the aggregate amount of all Commitments as in effect immediately prior to such termination).

                "Public Debt Rating" means, as of any date, the rating that has been most recently announced by either S&P, Moody's or Fitch, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Borrower or, if any such rating agency shall have issued more than one such rating, the lowest such rating issued by such rating agency. For purposes of the foregoing,
        (a) if only one of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the available rating; (b) if none of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee will be set in accordance with Level 5 under the definition of "Applicable Margin", "Applicable Percentage" or "Applicable Utilization Fee", as the case may be; (c) if only two of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the higher rating unless such ratings differ by two or more levels, in which case the applicable level will be deemed to be one level below the higher of such levels, (d) if the ratings established by S&P, Moody's and Fitch shall fall within different levels, and two of the three are within the same level, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of those two such agencies and the ratings of no two agencies fall within the same level, the rating of the agency that is neither the highest nor the lowest shall apply and the Applicable, Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of that agency; (e) if any rating established by S&P, Moody's or Fitch shall be changed, such change shall be effective as of the date on which such change is first announced publicly by the rating agency making such change; and (f) if S&P, Moody's or Fitch shall change the basis on which ratings are established, each reference to the Public Debt Rating announced by S&P, Moody's or Fitch, as the case may be, shall refer to the then equivalent rating by S&P, Moody's or Fitch, as the case may be.

                "Rating Level" means, as of any date of determination, the numerically lowest level set forth below as then in effect, as determined in accordance with the following provisions of this definition:

        Level 1 The Public Debt Rating is A, A2 or A or better by two of S&P, Moody's and Fitch, respectively;

        Level 2 The Public Debt Rating is A-, A3 or A- by two of S&P, Moody's and Fitch, respectively;

        Level 3 The Public Debt Rating is BBB+, Baa1 or BBB+ by two of S&P, Moody's and Fitch, respectively;

        Level 4 The Public Debt Rating is BBB, Baa2 or BBB by two of S&P, Moody's and Fitch, respectively;

        Level 5         The Public Debt Rating is lower than Level 4.

                "Reference Banks" means Citibank, Bank of America, N.A. and Fleet National Bank.

                "Register" has the meaning specified in Section 8.07(d).

                "Required Lenders" means at any time Lenders owed at least a majority in interest of the then aggregate unpaid principal amount of the Revolving Credit Advances owing to Lenders, or, if no such principal amount is then outstanding, Lenders having at least a majority in interest of the Commitments.

                "Revolving Credit Advance" means an advance by a Lender to the Borrower as part of a Revolving Credit Borrowing and refers to a Base Rate Advance or a Eurodollar Rate Advance (each of which shall be a "Type" of Revolving Credit Advance).

                "Revolving Credit Borrowing" means a borrowing consisting of simultaneous Revolving Credit Advances of the same Type made by each of the Lenders pursuant to Section 2.01.

                "Revolving Credit Note" means a promissory note of the Borrower payable to the order of any Lender, delivered pursuant to a request made under Section 2.16 in substantially the form of Exhibit A-1 hereto, evidencing the aggregate indebtedness of the Borrower to such Lender resulting from the Revolving Credit Advances made by such Lender.

                "S&P" means Standard & Poor's Ratings Service, a division of The McGraw-Hill Companies, Inc.

                "Single Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any ERISA Affiliate and no Person other than the Borrower and the ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

                "Subsidiary" of any Person means any corporation, partnership, joint venture, limited liability company, trust or estate of which (or in which) more than 50% of (a) the issued and outstanding capital stock having ordinary voting power to elect a majority of the Board of Directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency),
        (b) the interest in the capital or profits of such limited liability company, partnership or joint venture or (c) the beneficial interest in such trust or estate is at the time directly or indirectly owned or controlled by such Person, by such Person and one or more of its other Subsidiaries or by one or more of such Person's other Subsidiaries.

                "Term Loan Conversion Date" means the Termination Date on which all Revolving Credit Advances outstanding on such date are converted into a term loan pursuant to Section 2.06.

                "Term Loan Election" has the meaning specified in Section 2.06.

                "Termination Date" means the earlier of (a) June 18, 2003, subject to the extension thereof pursuant to Section 2.18 and (b) the date of termination in whole of the Commitments pursuant to Section 2.05 or 6.01; provided, however, that the Termination Date of any Lender that is a Non-Consenting Lender to any requested extension pursuant to
        Section 2.18 shall be the Termination Date in effect immediately prior to the applicable Extension Date for all purposes of this Agreement.

                "Unused Commitment" means, with respect to each Lender at any time, (a) such Lender's Commitment at such time minus (b) the sum of
        (i) the aggregate principal amount of all Revolving Credit Advances made by such Lender (in its capacity as a Lender) and outstanding at such time, plus (ii) such Lender's Pro Rata Share of the aggregate principal amount of Competitive Bid Advances then outstanding.

                "Usage" means, at any time the sum of the aggregate principal amount of the Advances then outstanding.

                "Voting Stock" means capital stock issued by a corporation, or equivalent interests in any other Person, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even if the right so to vote has been suspended by the happening of such a contingency.

                SECTION 1.02. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding".

                SECTION 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Section 4.01(e) ("GAAP").

                                   ARTICLE II

                        AMOUNTS AND TERMS OF THE ADVANCES

                SECTION 2.01. The Revolving Credit Advances . Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make Revolving Credit Advances to the Borrower from time to time on any Business Day during the period from the Effective Date until the Termination Date in an aggregate amount not to exceed at any time such Lender's Unused Commitment at such time. Each Revolving Credit Borrowing shall be in an aggregate amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and shall consist of Revolving Credit Advances of the same Type made on the same day by the Lenders ratably according to their respective Commitments. Within the limits of each Lender's Commitment, the Borrower may borrow under this Section 2.01, prepay pursuant to Section 2.10 and reborrow under this Section 2.01.

                SECTION 2.02. Making the Revolving Credit Advances. (a) Each Revolving Credit Borrowing shall be made on notice, given not later than (x) 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed Revolving Credit Borrowing in the case of a Revolving Credit Borrowing consisting of Eurodollar Rate Advances or (y) 12:00 noon (New York City time) on the date of the proposed Revolving Credit Borrowing in the case of a Revolving Credit Borrowing consisting of Base Rate Advances, by the Borrower to the Agent, which shall give to each Lender prompt notice thereof by telecopier or telex. Each such notice of a Revolving Credit Borrowing (a "Notice of Revolving Credit Borrowing") shall be by telephone, confirmed immediately in writing, or telecopier or telex in substantially the form of Exhibit B-1 hereto, specifying therein the requested (i) date of such Revolving Credit Borrowing,
(ii) Type of Advances comprising such Revolving Credit Borrowing, (iii) aggregate amount of such Revolving Credit Borrowing, and (iv) in the case of a Revolving Credit Borrowing consisting of Eurodollar Rate Advances, initial Interest Period for each such Revolving Credit Advance. Each Lender shall, before 1:00 P.M. (New York City time) on the date of such Revolving Credit Borrowing make available for the account of its Applicable Lending Office to the Agent at the Agent's Account, in same day funds, such Lender's ratable portion of such Revolving Credit Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Agent will make such funds available to the Borrower at the Agent's address referred to in Section 8.02.

                (b) Anything in subsection (a) above to the contrary notwithstanding, the Borrower may not select Eurodollar Rate Advances for any Revolving Credit Borrowing if the aggregate amount of such Revolving Credit Borrowing is less than $5,000,000 or if the obligation of the Lenders to make Eurodollar Rate Advances shall then be suspended pursuant to Section 2.08 or 2.12.

                (c) Each Notice of Revolving Credit Borrowing shall be irrevocable and binding on the Borrower. In the case of any Revolving Credit Borrowing that the related Notice of Revolving Credit Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of Revolving Credit Borrowing for such Revolving Credit Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Revolving Credit Advance to be made by such Lender as part of such Revolving Credit Borrowing when such Revolving Credit Advance, as a result of such failure, is not made on such date. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining funds for the Revolving Credit Advance not borrowed, to the last day of the Interest Period for such Revolving Credit Advance which would have commenced on the date of such failure to borrow over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds not borrowed.

                (d) Unless the Agent shall have received notice from a Lender prior to the time of any Revolving Credit Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such Revolving Credit Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Revolving Credit Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have so made such ratable portion available to the Agent, such Lender and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (i) in the case of the Borrower, the interest rate applicable at the time to Revolving Credit Advances comprising such Revolving Credit Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Revolving Credit Advance as part of such Revolving Credit Borrowing for purposes of this Agreement.

                (e) The failure of any Lender to make the Revolving Credit Advance to be made by it as part of any Revolving Credit Borrowing shall not relieve any other Lender of its obligation hereunder to make its Revolving Credit Advance on the date of such Revolving Credit Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Revolving Credit Advance to be made by such other Lender on the date of any Revolving Credit Borrowing.

                SECTION 2.03. The Competitive Bid Advances. (a) Each Lender severally agrees that the Borrower may make Competitive Bid Borrowings under this Section 2.03 from time to time on any Business Day during the period from the date hereof until the date occurring 30 days prior to the Termination Date in the manner set forth below; provided that, following the making of each Competitive Bid Borrowing, the Usage shall not exceed the aggregate amount of the Commitments of the Lenders.

                (i) The Borrower may request a Competitive Bid Borrowing under this Section 2.03 by delivering to the Agent, by telecopier or telex, a notice of a Competitive Bid Borrowing (a "Notice of Competitive Bid Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying therein the requested (v) date of such proposed Competitive Bid Borrowing, (w) aggregate amount of such proposed Competitive Bid Borrowing, (x) in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, Interest Period, or in the case of a Competitive
        Bid Borrowing consisting of Fixed Rate Advances, maturity date for repayment of each Fixed Rate Advance to be made as part of such Competitive Bid Borrowing (which maturity date may not be earlier than the date occurring 7 days after the date of such Competitive Bid Borrowing or later than the earlier of (I) 180 days after the date of such Competitive Bid Borrowing and (II) the Termination Date), (y) interest payment date or dates relating thereto, and (z) other terms
        (if any) to be applicable to such Competitive Bid Borrowing, not later than 11:00 A.M. (New York City time) (A) at least one Business Day prior to the date of the proposed Competitive Bid Borrowing, if the Borrower shall specify in the Notice of Competitive Bid Borrowing that the rates of interest to be offered by the Lenders shall be fixed rates per annum (the Advances comprising any such Competitive Bid Borrowing being referred to herein as "Fixed Rate Advances") and (B) at least four Business Days prior to the date of the proposed Competitive Bid Borrowing, if the Borrower shall instead specify in the Notice of Competitive Bid Borrowing that the Advances comprising such Competitive Bid Borrowing shall be LIBO Rate Advances. Each Notice of Competitive Bid Borrowing shall be irrevocable and binding on the Borrower. The Agent shall in turn promptly notify each Lender of each request for a Competitive Bid Borrowing received by it from the Borrower by sending such Lender a copy of the related Notice of Competitive Bid Borrowing.

                (ii) Each Lender may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more Competitive Bid Advances to the Borrower as part of such proposed Competitive Bid Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by notifying the Agent (which shall give prompt notice thereof to the Borrower), (A) before 10:30 A.M. (New York City time) on the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of Fixed Rate Advances and (B) before 11:00 A.M. (New York City time) three Business Days before the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, of the minimum amount and maximum amount of each Competitive Bid Advance which such Lender would be willing to make as part of such proposed Competitive Bid Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.03(a), exceed such Lender's Commitment), the rate or rates of interest therefor and such Lender's Applicable Lending Office with respect to such Competitive Bid Advance; provided that if the Agent in its capacity as a Lender shall, in its sole discretion, elect to make any such offer, it shall notify the Borrower of such offer at least 30 minutes before the time and on the date on which notice of such election is to be given to the Agent, by the other Lenders. If any Lender shall elect not to make such an offer, such Lender shall so notify the Agent before 11:00 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders, and such Lender shall not be obligated to, and shall not, make any Competitive Bid Advance as part of such Competitive Bid Borrowing; provided that the failure by any Lender to give such notice shall not cause such Lender to be obligated to make any Competitive Bid Advance as part of such proposed Competitive Bid Borrowing.

                (iii) The Borrower shall, in turn, (A) before 11:30 A.M. (New York City time) on the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of Fixed Rate Advances and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, either:

                        (x) cancel such Competitive Bid Borrowing by giving the Agent notice to that effect, or

                        (y) accept one or more of the offers made by any Lender or Lenders pursuant to paragraph (ii) above, in its sole discretion, by giving notice to the Agent of the amount of each Competitive Bid Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Agent on behalf of such Lender for such Competitive Bid Advance pursuant to paragraph (ii) above) to be made by each Lender as part of such Competitive Bid Borrowing, and reject any remaining offers made by Lenders pursuant to paragraph (ii) above by giving the Agent notice to that effect. The Borrower shall accept the offers made by any Lender or Lenders to make Competitive Bid Advances in order of the lowest to the highest rates of interest offered by such Lenders. If two or more Lenders have offered the same interest rate, the amount to be borrowed at such interest rate will be allocated among such Lenders in proportion to the amount that each such Lender offered at such interest rate.

                (iv) If the Borrower notifies the Agent that such Competitive Bid Borrowing is cancelled pursuant to paragraph (iii)(x) above, the Agent shall give prompt notice thereof to the Lenders and such Competitive Bid Borrowing shall not be made.

                (v) If the Borrower accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph (iii)(y) above, the Agent shall in turn promptly notify (A) each Lender that has made an offer as described in paragraph (ii) above, of the date and aggregate amount of such Competitive Bid Borrowing and whether or not any offer or offers made by such Lender pursuant to paragraph (ii) above have been accepted by the Borrower, (B) each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing, of the amount of each Competitive Bid Advance to be made by such Lender as part of such Competitive Bid Borrowing, and (C) each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing, upon receipt, that the Agent has received forms of documents appearing to fulfill the applicable conditions set forth in Article III. Each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing shall, before 1:00 P.M. (New York City time) on the date of such Competitive Bid Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence or any later time when such Lender shall have received notice from the Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at the Agent's Account, in same day funds, such Lender's portion of such Competitive Bid Borrowing. Upon fulfillment of the applicable conditions set forth in Article III and after receipt by the Agent of such funds, the Agent will make such funds available to the Borrower at the Agent's address referred to in Section 8.02. Promptly after each Competitive Bid Borrowing the Agent will notify each Lender of the amount of the Competitive Bid Borrowing and the dates upon which such Competitive Bid Borrowing commenced and will terminate.

                (vi) If the Borrower notifies the Agent that it accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph (iii)(y) above, such notice of acceptance shall be irrevocable and binding on the Borrower. The Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in the related Notice of Competitive Bid Borrowing for such Competitive Bid Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Competitive Bid Advance to be made by such Lender as part of such Competitive Bid Borrowing when such Competitive Bid Advance, as a result of such failure, is not made on such date. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining funds for the Competitive Bid Advance not borrowed, to the last day of the Interest Period for such Competitive Bid Advance which would have commenced on the date of such failure to borrow over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds not borrowed.

                (b) Each Competitive Bid Borrowing shall be in an aggregate amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and, following the making of each Competitive Bid Borrowing, the Borrower shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above.

                (c) Within the limits and on the conditions set forth in this Section 2.03, the Borrower may from time to time borrow under this Section 2.03, repay or prepay pursuant to subsection (d) below, and reborrow under this
Section 2.03, provided that a Competitive Bid Borrowing shall not be made within three Business Days of the date of any other Competitive Bid Borrowing.

                (d) The Borrower shall repay to the Agent for the account of each Lender that has made a Competitive Bid Advance, on the maturity date of each Competitive Bid Advance (such maturity date being that specified by the Borrower for repayment of such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above and provided in the Competitive Bid Note evidencing such Competitive Bid Advance), the then unpaid principal amount of such Competitive Bid Advance. The Borrower shall have no right to prepay any principal amount of any Competitive Bid Advance unless, and then only on the terms, specified by the Borrower for such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above and set forth in the Competitive Bid Note evidencing such Competitive Bid Advance.

                (e) The Borrower shall pay interest on the unpaid principal amount of each Competitive Bid Advance from the date of such Competitive Bid Advance to the date the principal amount of such Competitive Bid Advance is repaid in full, at the rate of interest for such Competitive Bid Advance specified by the Lender making such Competitive Bid Advance in its notice with respect thereto delivered pursuant to subsection (a)(ii) above, payable on the interest payment date or dates specified by the Borrower for such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above, as provided in the Competitive Bid Note evidencing such Competitive Bid Advance. Upon the occurrence and during the continuance of an Event of Default under Section 6.01(a), the Borrower shall pay interest on the amount of unpaid principal of and interest on each Competitive Bid Advance owing to a Lender, payable in arrears on the date or dates interest is payable thereon, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on such Competitive Bid Advance under the terms of the Competitive Bid Note evidencing such Competitive Bid Advance unless otherwise agreed in such Competitive Bid Note.

                (f) The indebtedness of the Borrower resulting from each Competitive Bid Advance made to the Borrower as part of a Competitive Bid Borrowing shall be evidenced by a separate Competitive Bid Note of the Borrower payable to the order of the Lender making such Competitive Bid Advance.

                SECTION 2.04. Fees. (a) Facility Fee. The Borrower agrees to pay to the Agent for the account of each Lender a facility fee on the aggregate amount of such Lender's Commitment from the date hereof in the case of each Initial Lender and from the effective date specified in the Assumption Agreement or in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date at a rate per annum equal to the Applicable Percentage in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December, commencing June 30, 2002, and on the Termination Date.

                (b) Agent's Fees. The Borrower shall pay to the Agent for its own account such fees as may from time to time be agreed between the Borrower and the Agent.

                SECTION 2.05. Termination or Reduction of the Commitments. (a) Optional The Borrower shall have the right, upon at least three Business Days' notice to the Agent, to terminate in whole or permanently reduce ratably in part the Unused Commitments of the Lenders, provided that each partial reduction shall be in the aggregate amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof.

                (b) Mandatory. On the Termination Date, if the Borrower has made the Term Loan Election in accordance with Section 2.06 prior to such date, and from time to time thereafter upon each prepayment of the Revolving Credit Advances, the Commitments of the Lenders shall be automatically and permanently reduced on a pro rata basis by an amount equal to the amount by which (i) the aggregate Commitments immediately prior to such reduction exceeds (ii) the aggregate unpaid principal amount of all Revolving Credit Advances outstanding at such time.

                SECTION 2.06. Repayment of Revolving Credit Advances. The Borrower shall, subject to the next succeeding sentence, repay to the Agent for the ratable account of the Lenders on the Termination Date the aggregate principal amount of the Revolving Credit Advances then outstanding. The Borrower may, upon not less than 15 days' notice to the Agent, elect (the "Term Loan Election") to convert all of the Revolving Credit Advances outstanding on the Termination Date in effect at such time into a term loan which the Borrower shall repay in full ratably to the Lenders on the Maturity Date; provided that the Term Loan Election may not be exercised if a Default has occurred and is continuing on the date of notice of the Term Loan Election or on the date on which the Term Loan Election is to be effected. All Revolving Credit Advances converted into a term loan pursuant to this Section 2.06 shall continue to constitute Revolving Credit Advances except that the Borrower may not reborrow pursuant to Section 2.01 after all or any portion of such Revolving Credit Advances have been prepaid pursuant to Section 2.09.

                SECTION 2.07. Interest on Revolving Credit Advances. (a) Scheduled Interest. The Borrower shall pay interest on the unpaid principal amount of each Revolving Credit Advance owing to each Lender from the date of such Revolving Credit Advance until such principal amount shall be paid in full, at the following rates per annum:

                (i) Base Rate Advances. During such periods as such Revolving Credit Advance is a Base Rate Advance, a rate per annum equal at all times to the sum of (x) the Base Rate in effect from time to time plus (y) the Applicable Margin in effect from time to time plus (z) the Applicable Utilization Fee in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December during such periods and on the date such Base Rate Advance shall be Converted or paid in full.

                (ii) Eurodollar Rate Advances. During such periods as such Revolving Credit Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during each Interest Period for such Revolving Credit Advance to the sum of (x) the Eurodollar Rate for such Interest Period for such Revolving Credit Advance plus (y) the Applicable Margin in effect from time to time plus (z) the Applicable Utilization Fee in effect from time to time, payable in arrears on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day that occurs during such Interest Period every three months from the first day of such Interest Period and on the date such Eurodollar Rate Advance shall be Converted or paid in full.

                (b) Default Interest. Upon the occurrence and during the continuance of an Event of Default under Section 6.01(a), the Agent may, and upon the request of the Required Lenders shall, require the Borrower to pay interest ("Default Interest") on (i) the unpaid principal amount of each Revolving Credit Advance owing to each Lender, payable in arrears on the dates referred to in clause (a)(i) or (a)(ii) above, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on such Revolving Credit Advance pursuant to clause (a)(i) or (a)(ii) above and (ii) to the fullest extent permitted by law, the amount of any interest, fee or other amount payable hereunder that is not paid when due, from the date such amount shall be due until such amount shall be paid in full, payable in arrears on the date such amount shall be paid in full and on demand, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on Base Rate Advances pursuant to clause (a)(i) above, provided, however, that following acceleration of the Advances pursuant to Section 6.01, Default
Interest shall accrue and be payable hereunder whether or not previously required by the Agent.

                SECTION 2.08. Interest Rate Determination. (a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Eurodollar Rate and each LIBO Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. The Agent shall give prompt notice to the Borrower and the Lenders of the applicable interest rate determined by the Agent for purposes of
Section 2.07(a)(i) or (ii), and the rate, if any, furnished by each Reference Bank for the purpose of determining the interest rate under Section 2.07(a)(ii).

                (b) If, with respect to any Eurodollar Rate Advances, the Required Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Advances will not adequately reflect the cost to such Required Lenders of making, funding or maintaining their respective Eurodollar Rate Advances for such Interest Period, the Agent shall forthwith so notify the Borrower and the Lenders, whereupon (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and (ii) the obligation of the Lenders to make, or to Convert Revolving Credit Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

                (c) If the Borrower shall fail to select the duration of any Interest Period for any Eurodollar Rate Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Agent will forthwith so notify the Borrower and the Lenders and such Advances will automatically, on the last day of the then existing Interest Period therefor, have a subsequent Interest Period of one month.

                (d) Upon the occurrence and during the continuance of any Event of Default, (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended.

                (e) If Telerate Markets Page 3750 is unavailable and fewer than two Reference Banks furnish timely information to the Agent for determining the Eurodollar Rate or LIBO Rate for any Eurodollar Rate Advances or LIBO Rate Advances, as the case may be,

                (i) the Agent shall forthwith notify the Borrower and the Lenders that the interest rate cannot be determined for such Eurodollar Rate Advances or LIBO Rate Advances, as the case may be,

                (ii) with respect to Eurodollar Rate Advances, each such Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if such Advance is then a Base Rate Advance, will continue as a Base Rate Advance), and

                (iii) the obligation of the Lenders to make Eurodollar Rate Advances or LIBO Rate Advances or to Convert Revolving Credit Advances into Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

                SECTION 2.09. Optional Conversion of Revolving Credit
Advances. The Borrower may on any Business Day, upon notice given to the Agent not later than 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections
2.08 and 2.12, Convert all Revolving Credit Advances of one Type comprising the same Borrowing into Revolving Credit Advances of the other Type; provided, however, that any Conversion of Eurodollar Rate Advances into Base Rate Advances shall be made only on the last day of an Interest Period for such Eurodollar Rate Advances and any Conversion of Base Rate Advances into Eurodollar Rate Advances shall be in an amount not less than the minimum amount specified in
Section 2.02(b). Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the Revolving Credit Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate Advances, the duration of the initial Interest Period for each such Advance. Each notice of Conversion shall be irrevocable and binding on the Borrower.

                SECTION 2.10. Prepayments of Revolving Credit Advances. The Borrower may, upon notice at least two Business Days' prior to the date of such prepayment, in the case of Eurodollar Rate Advances, and not later than 12:00 noon (New York City time) on the date of such prepayment, in the case of Base Rate Advances, to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given the Borrower shall, prepay the outstanding principal amount of the Revolving Credit Advances comprising part of the same Revolving Credit Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, that (x) each partial prepayment shall be in an aggregate principal amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and (y) in the event of any such prepayment of a Eurodollar Rate Advance, the Borrower shall be obligated to reimburse the Lenders in respect thereof pursuant to Section 8.04(c).

                SECTION 2.11. Increased Costs. (a) If, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining Eurodollar Rate Advances or LIBO Rate Advances (excluding for purposes of this Section 2.11 any such increased costs resulting from (i) Taxes or Other Taxes (as to which Section 2.14 shall govern) and (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or by the foreign jurisdiction or state under the laws of which such Lender is organized or has its Applicable Lending Office or any political subdivision thereof), then the Borrower shall from time to time, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender additional amounts sufficient to compensate such Lender for such increased cost. A certificate as to the amount of such increased cost, submitted to the Borrower and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

                (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's commitment to lend hereunder and other commitments of this type, then, upon demand by such Lender (with a copy of such demand to the Agent), the Borrower shall pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend hereunder. A certificate as to such amounts submitted to the Borrower and the Agent by such Lender shall be conclusive and binding for all purposes, absent manifest error.

                SECTION 2.12. Illegality. Notwithstanding any other provision of this Agreement, if any Lender shall notify the Agent that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender or its Eurodollar Lending Office to perform its obligations hereunder to make Eurodollar Rate Advances or LIBO Rate Advances or to fund or maintain Eurodollar Rate Advances or LIBO Rate Advances hereunder,
(a) each Eurodollar Rate Advance or LIBO Rate Advance, as the case may be, will automatically, upon such demand, Convert into a Base Rate Advance or an Advance that bears interest at the rate set forth in Section 2.07(a)(i), as the case may be, and (b) the obligation of the Lenders to make Eurodollar Rate Advances or LIBO Rate Advances or to Convert Revolving Credit Advances into Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist; provided, however, that before making any such demand, each Lender agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Eurodollar Lending Office if the making of such a designation would allow such Lender or its Eurodollar Lending Office to continue to perform its obligations to make Eurodollar Rate Advances or to continue to fund or maintain Eurodollar Rate Advances and would not, in the judgment of such Lender, be otherwise disadvantageous to such Lender.

                SECTION 2.13. Payments and Computations. (a) The Borrower shall make each payment hereunder, irrespective of any right of counterclaim or set-off, not later than 12:00 noon (New York City time) on the day when due in U.S. dollars to the Agent at the Agent's Account in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or facility fees ratably (other than amounts payable pursuant to Section 2.03, 2.11, 2.14 or 8.04(c)) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. Upon any Assuming Lender becoming a Lender hereunder as a result of an extension of the Termination Date pursuant to
Section 2.18, and upon the Agent's receipt of such Lender's Assumption Agreement and recording of the information contained therein in the Register, from and after the applicable Extension Date, the Agent shall make all payments hereunder and under any Notes issued in connection therewith in respect of the interest assumed thereby to the Assuming Lender. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to Section 8.07(c), from and after the effective date specified in such Assignment and Acceptance, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

                (b) The Borrower hereby authorizes each Lender, if and to the extent payment owed to such Lender is not made by the Borrower to the Agent when due hereunder or under the Note held by such Lender, to charge from time to time against any or all of the Borrower's accounts with such Lender any amount so due.

                (c) All computations of interest based on clause (i) of the definition of Base Rate shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate, the LIBO Rate, the Federal Funds Rate or clause (ii) of the definition of Base Rate or in respect of Fixed Rate Advances and of fees shall be made by the Agent on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

                (d) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, provided, however, that, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances or LIBO Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day, and such extension or decrease of time shall in such case be included in the computation of payment of interest fee.

                (e) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Lenders hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower shall not have so made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

                SECTION 2.14. Taxes. (a) Any and all payments by the Borrower to or for the account of any Lender or the Agent hereunder or under the Notes or any other documents to be delivered hereunder shall be made, in accordance with
Section 2.13 or the applicable provisions of such other documents, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, apart from Excluded Taxes. As used in this Section 2.14, "Excluded Taxes" means with respect to each Lender and the Agent, (x) taxes imposed on its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof and (y) taxes that are directly attributable to such Lender's failure to comply with the provisions of Section 2.14(e), (f) and (g) (all such taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes, other than Excluded Taxes, being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Note or any other documents to be delivered hereunder to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.14) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

                (b) In addition, the Borrower shall pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under the Notes or any other documents to be delivered hereunder or from the execution, delivery or registration of, performing under, or otherwise with respect to, this Agreement or the Notes or any other documents to be delivered hereunder (hereinafter referred to as "Other Taxes").

                (c) The Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes or Other Taxes (including, without limitation, taxes of any kind imposed or asserted by any jurisdiction on amounts payable under this Section 2.14) imposed on or paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.

                (d) Within 30 days after the date of any payment of Taxes, the Borrower shall furnish to the Agent, at its address referred to in Section 8.02, the original or a certified copy of a receipt evidencing such payment to the extent such a receipt is issued therefor, or other written proof of payment thereof that is reasonably satisfactory to the Agent. For purposes of this subsection (d) and subsection (e), the terms "United States" and "United States person" shall have the meanings specified in Section 7701 of the Internal Revenue Code.

                (e) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Initial Lender and on the date of the Assumption Agreement or the Assignment and Acceptance pursuant to which it becomes a Lender in the case of each other Lender, and from time to time thereafter as reasonably requested in writing by the Borrower (but only so long as such Lender remains lawfully able to do so), shall provide each of the Agent and the Borrower with two original Internal Revenue Service forms W-8BEN or W-8ECI, as appropriate, or any successor or other form prescribed by the Internal Revenue Service, certifying that such Lender is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes. If the form provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered Excluded Taxes unless and until such Lender provides the appropriate forms certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered Excluded Taxes for periods governed by such form; provided, however, that, if at the date of the Assignment and Acceptance pursuant to which a Lender assignee becomes a party to this Agreement, the Lender assignor was entitled to payments under subsection (a) in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender assignee on such date.

                (f) For any period with respect to which a Lender has failed to provide the Borrower with the appropriate form, certificate or other document described in Section 2.14(e) (other than if such failure is due to a change in law, or in the interpretation or application thereof, occurring subsequent to the date on which a form, certificate or other document originally was required to be provided, or if such form, certificate or other document otherwise is not required under subsection (e) above), such Lender shall not be entitled to indemnification under Section 2.14(a) or (c) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Lender become subject to Taxes because of its failure to deliver a form, certificate or other document required hereunder, the Borrower, at the Lender's expense, shall take such steps as the Lender shall reasonably request to assist the Lender to recover such Taxes.

                (g) Any Lender claiming any additional amounts payable pursuant to this Section 2.14 agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to file any certificate or document requested by the Borrower or to change the jurisdiction of its Eurodollar Lending Office if the making of such a filing or change would avoid the need for, or reduce the amount of, any such additional amounts that may thereafter accrue and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.

                (h) If any Lender determines, in its sole discretion, that it has actually and finally realized, by reason of a refund, deduction or credit of any Taxes paid or reimbursed by the Borrower pursuant to subjection (a) or
(c) above in respect of payments under the Credit Agreement or the Notes, a current monetary benefit that it would otherwise not have obtained, and that would result in the total payments under this Section 2.15 exceeding the amount needed to make such Lender whole, such Lender shall pay to the Borrower, with reasonable promptness following the date on which it actually realizes such benefit, an amount equal to the lesser of the amount of such benefit or the amount of such excess, in each case net of all out-of- pocket expenses in securing such refund, deduction or credit. Nothing in this paragraph (h) shall be construed to require the Agent, any Lender or any Issuing Bank to make available its tax returns (or any other information relating to is taxes which it deems confidential) to the Borrower or any other Person.

                SECTION 2.15. Sharing of Payments, Etc. If any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the Revolving Credit Advances owing to it (other than pursuant to Section 2.11, 2.14 or 8.04(c)) in excess of its ratable share of payments on account of the Revolving Credit Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Revolving Credit Advances owing to them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 2.15 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation.

                SECTION 2.16. Evidence of Debt. (a) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Revolving Credit Advance owing to such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder in respect of Revolving Credit Advances. The Borrower agrees that upon notice by any Lender to the Borrower (with a copy of such notice to the Agent) to the effect that a Revolving Credit Note is required or appropriate in order for such Lender to evidence (whether for purposes of pledge, enforcement or otherwise) the Revolving Credit Advances owing to, or to be made by, such Lender, the Borrower shall promptly execute and deliver to such Lender a Revolving Credit Note payable to the order of such Lender in a principal amount up to the Commitment of such Lender.

                (b) The Register maintained by the Agent pursuant to Section 8.07(d) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded (i) the date and amount of each Borrowing made hereunder, the Type of Advances comprising such Borrowing and, if appropriate, the Interest Period applicable thereto, (ii) the terms of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it, (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iv) the amount of any sum received by the Agent from the Borrower hereunder and each Lender's share thereof.

                (c) Entries made in good faith by the Agent in the Register pursuant to subsection (b) above, and by each Lender in its account or accounts pursuant to subsection (a) above, shall be prima facie evidence of the amount of principal and interest due and payable or to become due and payable from the Borrower to, in the case of the Register, each Lender and, in the case of such account or accounts, such Lender, under this Agreement, absent manifest error; provided, however, that the failure of the Agent or such Lender to make an entry, or any finding that an entry is incorrect, in the Register or such account or accounts shall not limit or otherwise affect the obligations of the Borrower under this Agreement.

                SECTION 2.17. Use of Proceeds. The proceeds of the Advances shall be available (and the Borrower agrees that it shall use such proceeds) solely for general corporate purposes (which shall include refunding of commercial paper) of the Borrower and its Subsidiaries.

                SECTION 2.18. Extension of Termination Date. (a) At least 45 days but not more than 60 days prior to the Termination Date, the Borrower, by written notice to the Agent, may request an extension of the Termination Date in effect at such time by 364 days from its then scheduled expiration; provided, however, that the Borrower shall not have made the Term Loan Election for Revolving Credit Advances outstanding on such Termination Date prior to such time. The Agent shall promptly notify each Lender of such request, and each Lender shall in turn, in its sole discretion, not later than 20 days prior to the Termination Date, notify the Borrower and the Agent in writing as to whether such Lender will consent to such extension. If any Lender shall fail to notify the Agent and the Borrower in writing of its consent to any such request for extension of the Termination Date at least 20 days prior to the Termination Date, such Lender shall be deemed to be a Non-Consenting Lender with respect to such request. The Agent shall notify the Borrower not later than 15 days prior to the Termination Date of the decision of the Lenders regarding the Borrower's request for an extension of the Termination Date.

                (b) If all the Lenders consent in writing to any such request in accordance with subsection (a) of this Section 2.18, the Termination Date in effect at such time shall, effective as at the Termination Date (the "Extension Date"), be extended for 364 days; provided that on each Extension Date the applicable conditions set forth in Article III shall be satisfied. If less than all of the Lenders consent in writing to any such request in accordance with subsection (a) of this Section 2.18, the Termination Date in effect at such time shall, effective as at the applicable Extension Date and subject to subsection (d) of this Section 2.18, be extended as to those Lenders that so consented (each a "Consenting Lender") but shall not be extended as to any other Lender (each a "Non-Consenting Lender"). To the extent that the Termination Date is not extended as to any Lender pursuant to this Section 2.18 and the Commitment of such Lender is not assumed in accordance with subsection
(c) of this Section 2.18 on or prior to the applicable Extension Date, the Commitment of such Non-Consenting Lender shall automatically terminate in whole on such unextended Termination Date without any further notice or other action by the Borrower, such Lender or any other Person; provided that such Non-Consenting Lender's rights under Sections 2.11, 2.14 and 8.04, and its obligations under Section 7.05, shall survive the Termination Date for such Lender as to matters occurring prior to such date. It is understood and agreed that no Lender shall have any obligation whatsoever to agree to any request made by the Borrower for any requested extension of the Termination Date.

                (c) If less than all of the Lenders consent to any such request pursuant to subsection (a) of this Section 2.18, the Agent shall promptly so notify the Consenting Lenders, and each Consenting Lender may, in its sole discretion, give written notice to the Agent not later than 10 days prior to the Extension Date of the amount of the Non-Consenting Lenders' Commitments for which it is willing to accept an assignment. If the Consenting Lenders notify the Agent that they are willing to accept assignments of Commitments in an aggregate amount that exceeds the amount of the Commitments of the Non-Consenting Lenders, such Commitments shall be allocated among the Consenting Lenders willing to accept such assignments in such amounts as are agreed between the Borrower and the Agent. If after giving effect to the assignments of Commitments described above there remains any Commitments of Non-Consenting Lenders, the Borrower may arrange for one or more Consenting Lenders or other Eligible Assignees (an "Assuming Lender") to assume, effective as of the Extension Date, any Non-Consenting Lender's Commitment and all of the obligations of such Non-Consenting Lender under this Agreement thereafter arising, without recourse to or warranty by, or expense to, such Non-Consenting Lender; provided, however, that the amount of the Commitment of any such Assuming Lender as a result of such substitution shall in no event be less than $10,000,000 unless the amount of the Commitment of such Non-Consenting Lender is less than $1,000,000, in which case such Assuming Lender shall assume all of such lesser amount; and provided further that:

                (i) any such Consenting Lender or Assuming Lender shall have paid to such Non-Consenting Lender (A) the aggregate principal amount of, and any interest accrued and unpaid to the effective date of the assignment on, the outstanding Advances, if any, of such Non-Consenting Lender plus (B) any accrued but unpaid facility fees owing to such Non-Consenting Lender as of the effective date of such assignment;

                (ii) all additional costs, reimbursements, expense reimbursements and indemnities payable to such Non-Consenting Lender, and all other accrued and unpaid amounts owing to such Non-Consenting Lender hereunder, as of the effective date of such assignment shall have been paid to such Non-Consenting Lender; and

                (iii) with respect to any such Assuming Lender, the applicable processing and recordation fee required under Section 8.07(a) for such assignment shall have been paid;

provided further that such  Non-Consenting  Lender's rights under Sections 2.11,
2.14 and 8.04, and its obligations under Section 7.05, shall survive such substitution as to matters occurring prior to the date of substitution. At least three Business Days prior to any Extension Date, (A) each such Assuming Lender, if any, shall have delivered to the Borrower and the Agent an agreement (an "Assumption Agreement") in form and substance satisfactory to the Borrower and the Agent, duly executed by such Assuming Lender, such Non-Consenting Lender, the Borrower and the Agent, (B) any such Consenting Lender shall have delivered confirmation in writing satisfactory to the Borrower and the Agent as to the increase in the amount of its Commitment and (C) each Non-Consenting Lender being replaced pursuant to this Section 2.18 shall have delivered to the Agent any Note or Notes held by such Non-Consenting Lender. Upon the payment or prepayment of all amounts referred to in clauses (i), (ii) and (iii) of the immediately preceding sentence, each such Consenting Lender or Assuming Lender, as of the Extension Date, will be substituted for such Non-Consenting Lender under this Agreement and shall be a Lender for all purposes of this Agreement, without any further acknowledgment by or the consent of the other Lenders, and the obligations of each such Non-Consenting Lender hereunder shall, by the provisions hereof, be released and discharged.

                (d) If (after giving effect to any assignments or assumptions pursuant to subsection (c) of this Section 2.18) Lenders having Commitments equal to at least 75% of the Commitments in effect immediately prior to the Extension Date consent in writing to a requested extension (whether by execution or delivery of an Assumption Agreement or otherwise) not later than one Business Day prior to such Extension Date, the Agent shall so notify the Borrower, and, subject to the satisfaction of the applicable conditions in
Article III, the Termination Date then in effect shall be extended for the additional 364-day period as described in subsection (a) of this Section 2.18, and all references in this Agreement and in the Notes, if any, to the "Termination Date" shall, with respect to each Consenting Lender and each Assuming Lender for such Extension Date, refer to the Termination Date as so extended. Promptly following each Extension Date, the Agent shall notify the Lenders (including, without limitation, each Assuming Lender) of the extension of the scheduled Termination Date in effect immediately prior thereto and shall thereupon record in the Register the relevant information with respect to each such Consenting Lender and each such Assuming Lender.

                                   ARTICLE III

                     CONDITIONS TO EFFECTIVENESS AND LENDING

                SECTION 3.01. Conditions Precedent to Effectiveness of
Sections 2.01 and 2.03. Sections 2.01 and 2.03 of this Agreement shall become effective on and as of the first date (the "Effective Date") on which the following conditions precedent have been satisfied:

                (a) There shall have occurred no Material Adverse Change since December 31, 2001.

                (b) There shall exist no action, suit, investigation, litigation or proceeding affecting the Borrower or any of its Subsidiaries pending or threatened before any court, governmental agency or arbitrator that (i) could be reasonably likely to have a Material Adverse Effect or (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

                (c) Nothing shall have come to the attention of the Lenders during the course of their due diligence investigation to lead them to believe that the Information Memorandum was or has become misleading, incorrect or incomplete in any material respect; without limiting the generality of the foregoing, the Lenders shall have been given such access to the management, records, books of account, contracts and properties of the Borrower and its Subsidiaries as they shall have requested.

                (d) All governmental and third party consents and approvals necessary in connection with the transactions contemplated hereby shall have been obtained (without the imposition of any conditions that are not acceptable to the Lenders) and shall remain in effect, and no law or regulation shall be applicable in the reasonable judgment of the Lenders that restrains, prevents or imposes materially adverse conditions upon the transactions contemplated hereby.

                (e) The Borrower shall have notified each Lender and the Agent in writing as to the proposed Effective Date.

                (f) The Borrower shall have paid all accrued fees and expenses of the Agent and the Lenders (including the accrued fees and expenses of counsel to the Agent) that have been billed to the Borrower.

                (g) On the Effective Date, the following statements shall be true and the Agent shall have received for the account of each Lender a certificate signed by a duly authorized officer of the Borrower, dated the Effective Date, stating that:

                        (i) The representations and warranties contained in Section 4.01 are correct on and as of the Effective Date, and

                        (ii) No event has occurred and is continuing that constitutes a Default.

                (h) The Agent shall have received on or before the Effective Date the following, each dated such day, in form and substance satisfactory to the Agent and (except for the Revolving Credit Notes) in sufficient copies for each Lender:

                        (i) The Revolving Credit Notes to the order of the Lenders to the extent requested by any Lender pursuant to Section 2.16.

                        (ii) Certified copies of the resolutions of the Board of Directors of the Borrower approving this Agreement and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes.

                        (iii) A certificate of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder.

                        (iv) A favorable opinion of Mark C. Hill, Vice President, Secretary and General Counsel of the Borrower, substantially in the form of Exhibit D hereto and as to such other matters as any Lender through the Agent may reasonably request.

                        (v) A favorable opinion of Shearman & Sterling, counsel for the Agent, in form and substance satisfactory to the Agent.

                (i) The termination of the commitments of the lenders and the payment in full of all Debt outstanding under (i) the $300,000,000 Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among the Borrower, the lenders parties thereto and NationsBank, N.A, as administrative agent, and (ii) $300,000,000 Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among the Borrower, the lenders parties thereto and NationsBank, N.A, as administrative agent. By execution of this Agreement, each of the Lenders that is a lender under a credit agreement referred to in clause (i) or (ii) above hereby waives any requirement set forth in such credit agreement of prior notice to the termination of their commitments thereunder.

                SECTION 3.02. Conditions Precedent to Each Revolving Credit Borrowing and Extension Date. The obligation of each Lender to make a Revolving Credit Advance on the occasion of each Revolving Credit Borrowing and each extension of Commitments pursuant to Section 2.18 shall be subject to the conditions precedent that the Effective Date shall have occurred and on the date of such Revolving Credit Borrowing or the applicable Extension Date (a) the following statements shall be true (and each of the giving of the applicable Notice of Revolving Credit Borrowing request for Commitment Extension and the acceptance by the Borrower of the proceeds of such Revolving Credit Borrowing shall constitute a representation and warranty by the Borrower that on the date of such Borrowing or such Extension Date such statements are true):

                (i)     the representations and warranties contained in Section
        4.01 (except, in the case of Revolving Credit Borrowings, the representation set forth in subsection (j) thereof) are correct on and as of such date, before and after giving effect to such Revolving Credit Borrowing or such Extension Date and to the application of the proceeds therefrom, as though made on and as of such date, and

                (ii) no event has occurred and is continuing, or would result from such Revolving Credit Borrowing or such Extension Date or from the application of the proceeds therefrom, that constitutes a Default;

and (b) the Agent shall have received such other approvals, opinions or documents as any Lender through the Agent may reasonably request.

                SECTION 3.03. Conditions Precedent to Each Competitive Bid Borrowing. The obligation of each Lender that is to make a Competitive Bid Advance on the occasion of a Competitive Bid Borrowing to make such Competitive Bid Advance as part of such Competitive Bid Borrowing is subject to the conditions precedent that (i) the Agent shall have received the written confirmatory Notice of Competitive Bid Borrowing with respect thereto, (ii) on or before the date of such Competitive Bid Borrowing, but prior to such Competitive Bid Borrowing, the Agent shall have received a Competitive Bid Note payable to the order of such Lender for each of the one or more Competitive Bid Advances to be made by such Lender as part of such Competitive Bid Borrowing, in a principal amount equal to the principal amount of the Competitive Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Competitive Bid Advance in accordance with Section 2.03, and (iii) on the date of such Competitive Bid Borrowing the following statements shall be true (and each of the giving of the applicable Notice of Competitive Bid Borrowing and the acceptance by the Borrower of the proceeds of such Competitive Bid Borrowing shall constitute a representation and warranty by the Borrower that on the date of such Competitive Bid Borrowing such statements are true):

                (a) the representations and warranties contained in Section 4.01(a) through (i) are correct on and as of the date of such Competitive Bid Borrowing, before and after giving effect to such Competitive Bid Borrowing and to the application of the proceeds therefrom, as though made on and as of such date,

                (b) no event has occurred and is continuing, or would result from such Competitive Bid Borrowing or from the application of the proceeds therefrom, that constitutes a Default, and

                (c) no event has occurred and no circumstance exists of which the Borrower has become aware, as a result of which the information concerning the Borrower that has been provided to the Agent and each Lender by the Borrower in connection herewith is shown to contain an untrue statement of a material fact or is shown to have omitted to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading as if the date such information was provided.

                SECTION 3.04. Determinations Under Section 3.01. For purposes of determining compliance with the conditions specified in Section 3.01, each Lender shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to the Lenders unless an officer of the Agent responsible for the transactions contemplated by this Agreement shall have received notice from such Lender prior to the date that the Borrower, by notice to the Lenders, designates as the proposed Effective Date, specifying its objection thereto. The Agent shall promptly notify the Lenders of the occurrence of the Effective Date.

                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

                SECTION 4.01. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:


                (a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

                (b) The execution, delivery and performance by the Borrower of this Agreement and the Notes to be delivered by it, and the consummation of the transactions contemplated hereby, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Borrower's charter or by-laws or (ii) law or any contractual restriction binding on or affecting the Borrower.

                (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Borrower of this Agreement or the Notes to be delivered by it.

                (d) This Agreement has been, and each of the Notes to be delivered by it when delivered hereunder will have been, duly executed and delivered by the Borrower. This Agreement is, and each of the Notes when delivered hereunder will be, the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, moratorium and similar laws affecting creditors rights generally).

                (e) The Consolidated balance sheet of the Borrower and its Subsidiaries as at December 31, 2001, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the fiscal year then ended, accompanied by an opinion of PricewaterhouseCoopers LLP, independent public accountants, and the Consolidated balance sheet of the Borrower and its Subsidiaries as at March 31, 2002, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the three months then ended, duly certified by the chief financial officer of the Borrower, copies of which have been furnished to each Lender, fairly present, subject, in the case of said balance sheet as at March 31, 2002, and said statements of income and cash flows for the three months then ended, to year-end audit adjustments, the Consolidated financial condition of the Borrower and its Subsidiaries as at such dates and the Consolidated results of the operations of the Borrower and its Subsidiaries for the periods ended on such dates, all in accordance with generally accepted accounting principles consistently applied.

                (f) There is no pending or threatened action, suit, investigation, litigation or proceeding, including, without limitation, any Environmental Action, affecting the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that
        (i) could be reasonably likely to have a Material Adverse Effect or
        (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

                (g) The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

                (h) The Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

                (i) Neither this Agreement, the Information Memorandum nor any other document delivered by or on behalf of the Borrower or any of its Subsidiaries in connection with this Agreement or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

                (j) Since December 31, 2001, there has been no Material Adverse Change.


                                    ARTICLE V

                            COVENANTS OF THE BORROWER

                SECTION 5.01. Affirmative Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder, the Borrower will:

                (a) Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply, in all material respects, with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, compliance with ERISA and Environmental Laws.

                (b) Payment of Taxes, Etc. Pay and discharge, and cause each of its Subsidiaries to pay and discharge, before the same shall become delinquent, (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its property and (ii) all lawful claims that, if unpaid, might by law become a Lien upon its property;
        provided, however, that neither the Borrower nor any of its Subsidiaries shall be required to pay or discharge any such tax, assessment, charge or claim that is being contested in good faith and by proper proceedings and as to which appropriate reserves are being maintained, unless and until any Lien resulting therefrom attaches to its property and becomes enforceable against its other creditors.

                (c) Maintenance of Insurance. Maintain, and cause each of its Subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower or such Subsidiary operates.

                (d) Preservation of Corporate Existence, Etc. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence, rights (charter and statutory) and franchises; provided, however, that the Borrower and its Subsidiaries may consummate any merger or consolidation permitted under Section 5.02(b) and provided further that neither the Borrower nor any of its Subsidiaries shall be required to preserve any right or franchise if the Board of Directors of the Borrower or such Subsidiary shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrower or such Subsidiary, as the case may be, and that the loss thereof is not disadvantageous in any material respect to the Borrower, such Subsidiary or the Lenders.

                (e) Visitation Rights. At any reasonable time during normal business hours and from time to time upon reasonable notice, permit the Agent or any of the Lenders or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any of its Subsidiaries with any of their officers and with their independent certified public accountants.

                (f) Keeping of Books. Keep, and cause each of its Subsidiaries to keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of the Borrower and each such Subsidiary in accordance with generally accepted accounting principles in effect from time to time.

                (g) Maintenance of Properties, Etc. Maintain and preserve, and cause each of its Subsidiaries to maintain and preserve, all of its properties that are used or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted.

                (h) Transactions with Affiliates. Conduct, and cause each of its Subsidiaries to conduct, all transactions otherwise permitted under this Agreement with any of their Affiliates (other than the Borrower and its Subsidiaries) on terms that are fair and reasonable and no less favorable to the Borrower or such Subsidiary than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

                (i)      Reporting Requirements.  Furnish to the Lenders:

                         (i) as soon as available and in any event within 45 days after the end of each of the first three quarters of each fiscal year of the Borrower, the Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such quarter and Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, duly certified (subject to year-end audit adjustments) by the chief financial officer or treasurer of the Borrower as having been prepared in accordance with generally accepted accounting principles and certificates of the chief financial officer or treasurer of the Borrower as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any change in generally accepted accounting principles used in the preparation of such financial statements, the Borrower shall also provide within a reasonable time, if necessary for the determination of compliance with Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                        (ii) as soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, a copy of the annual audit report for such year for the Borrower and its Subsidiaries, containing the Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such fiscal year and Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for such fiscal year, in each case accompanied by an opinion acceptable to the Required Lenders by PricewaterhouseCoopers LLP or other independent public accountants acceptable to the Required Lenders and certificates of the chief financial officer or treasurer of the Borrower as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any change in generally accepted accounting principles used in the preparation of such financial statements, the Borrower shall also provide within a reasonable time, if necessary for the determination of compliance with Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                        (iii) as soon as possible and in any event within five days after the occurrence of each Default continuing on the date of such statement, a statement of the chief financial officer of the Borrower setting forth details of such Default and the action that the Borrower has taken and proposes to take with respect thereto;

                        (iv) promptly after the sending or filing thereof, copies of all reports that the Borrower sends to any of its securityholders, and copies of all reports and registration statements that the Borrower or any Subsidiary files with the Securities and Exchange Commission or any national securities exchange;

                        (v) promptly after the commencement thereof, notice of all actions and proceedings before any court, governmental agency or arbitrator affecting the Borrower or any of its Subsidiaries of the type described in Section 4.01(f); and

                        (vi) such other information respecting the Borrower or any of its Subsidiaries as any Lender through the Agent may from time to time reasonably request.

                        SECTION 5.02. Negative Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder, the Borrower will not:

                (a) Liens, Etc. Create or suffer to exist, or permit any of its Subsidiaries to create or suffer to exist, any Lien on or with respect to any of its properties, whether now owned or hereafter acquired, or assign, or permit any of its Subsidiaries to assign, any right to receive income, other than:

                        (i)     Permitted Liens,

                        (ii) purchase money Liens upon or in any real property or equipment acquired or held by the Borrower or any Subsidiary in the ordinary course of business to secure the purchase price of such property or equipment or to secure Debt incurred solely for the purpose of financing the acquisition of such property or equipment, or Liens existing on such property or equipment at the time of its acquisition (other than any such Liens created in contemplation of such acquisition that were not incurred to finance the acquisition of such property) or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount, provided, however, that no such Lien shall extend to or cover any properties of any character other than the real property or equipment being acquired, and no such extension, renewal or replacement shall extend to or cover any properties not theretofore subject to the Lien being extended, renewed or replaced, provided further that the aggregate principal amount of the indebtedness secured by the Liens referred to in this clause (ii) shall not exceed $100,000,000 at any time outstanding,

                        (iii) the Liens existing on the Effective Date and described on Schedule 5.02(a) hereto,

                        (iv) other Liens securing Debt in an aggregate principal amount not to exceed $50,000,000,

                        (v) the replacement, extension or renewal of any Lien permitted by clause (iii) above upon or in the same property theretofore subject thereto or the replacement, extension or renewal (without increase in the amount or change in any direct or contingent obligor) of the Debt secured thereby, and

                        (vi) Liens secured by property occupied or to be occupied by the Borrower as its corporate headquarters, securing obligations incurred to acquire or construct and finishout such headquarters.

                (b) Mergers, Etc. Merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired) to, any Person, or permit any of its Subsidiaries to do so, except that (x)(i) the Borrower or any of its Subsidiaries may sell or transfer real property including improvements thereon in connection with a sale and leaseback transaction, (ii) any Subsidiary of the Borrower may merge or consolidate with or into, or dispose of assets to, any other Subsidiary of the Borrower, (iii) any Subsidiary of the Borrower may merge into or dispose of assets to the Borrower and (iv) the Borrower may merge with any other Person so long as the Borrower is the surviving corporation, provided, in each case, that no Default shall have occurred and be continuing at the time of such proposed transaction or would result therefrom and (y) the Borrower and its Subsidiaries may (1) sell inventory in the ordinary course of business and (2) sell, transfer, convey, lease or otherwise dispose of less than any substantial part of the assets of the Borrower and its Subsidiaries, taken as a whole.

        For purposes of this subsection (b), a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Borrower and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Borrower and its Subsidiaries (other than as expressly permitted pursuant to this subsection (b)) during the same fiscal year, exceeds 15% of the Borrower's consolidated total assets determined as of the end of the immediately preceding fiscal year. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.

                (c) Accounting Changes. Make or permit, or permit any of its Subsidiaries to make or permit, any change in accounting policies or reporting practices, except as required or permitted by generally accepted accounting principles.

                (d) Change in Nature of Business. Make, or permit any of its Subsidiaries to make, any material change in the nature of its business as carried on at the date hereof.

                (e) Investments in Other Persons. Make or hold, or permit any of its Subsidiaries to make or hold, any Investment in any Person other than:

                        (i)     Investments  by the Borrower and its
                Subsidiaries in their Subsidiaries outstanding on the date hereof;

                        (ii) loans and advances to employees in the ordinary course of the business of the Borrower and its Subsidiaries as presently conducted in an aggregate principal amount not to exceed $10,000,000 at any time outstanding;

                        (iii)   Investments in Marketable Securities;

                        (iv) Investments consisting of extensions or credit in the nature of accounts receivable or notes receivable arising from the sale of goods and services, or shares of stock, obligations or other securities received in settlement of claims, in each case, arising in the ordinary course of business;

                        (v) Investments existing on the Effective Date and described on Schedule 5.02(e) hereto;

                        (vi) deposits in bank accounts maintained for operational purposes, within the limits established by the Borrower's corporate cash investment policy; and

                        (vii) other Investments in an aggregate amount invested not to exceed 15% of Consolidated Tangible Net Worth at any time.

                SECTION 5.03. Financial Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder, the Borrower will:

                (a) Leverage Ratio. Maintain a ratio of Consolidated Funded Debt to Consolidated EBITDA for the period of four fiscal quarters most recently ended of not more than the 3.0:1.0.

                (b) Fixed Charge Coverage Ratio. Maintain a ratio of Consolidated EBITDAR of the Borrower and its Subsidiaries to the sum of
        (i) interest payable on, and amortization of debt discount in respect of, all Debt during the period of four fiscal quarters most recently ended plus (ii) rentals payable under leases of real or personal, or mixed, property during such period, in each case, by the Borrower and its Subsidiaries of not less than 2.0:1.0.


                                   ARTICLE VI

                                EVENTS OF DEFAULT

                SECTION 6.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

                (a) The Borrower shall fail to pay any principal of any Advance when the same becomes due and payable; or the Borrower shall fail to pay any interest on any Advance or make any other payment of fees or other amounts payable under this Agreement or any Note within three Business Days after the same becomes due and payable; or

                (b) Any representation or warranty made by the Borrower herein or by the Borrower (or any of its officers) in connection with this Agreement shall prove to have been incorrect in any material respect when made; or

                (c)     (i)     The Borrower shall fail to perform or observe
        any term, covenant or agreement contained in Section 5.01(d) (as to the Borrower's corporate existence), (e), (h) or (i), 5.02 or 5.03, or (ii) the Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Agreement on its part to be performed or observed if such failure shall remain unremedied for 10 days after written notice thereof shall have been given to the Borrower by the Agent or any Lender; or

                (d) The Borrower or any of its Subsidiaries shall fail to pay any principal of or premium or interest on any Debt that is outstanding in a principal or notional amount of at least $50,000,000 in the aggregate (but excluding Debt outstanding hereunder) of the Borrower or such Subsidiary (as the case may be), when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid or redeemed (other than by a regularly scheduled required prepayment or redemption), purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

                (e) The Borrower or any of its Subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Borrower or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of 30 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official or, it or for any substantial part of its property) shall occur; or the Borrower or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth above in this subsection (e); or

                (f) Judgments or orders for the payment of money in excess of $50,000,000 in the aggregate shall be rendered against the Borrower or any of its Subsidiaries and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; provided, however, that any such judgment or order shall not be an Event of Default under this Section 6.01(f) if and for so long as (i) the amount of such judgment or order is covered by a valid and binding policy of insurance between the defendant and the insurer covering payment thereof and (ii) such insurer, which shall be rated at least "A" by A.M. Best Company, has been notified of, and has not disputed the claim made for payment of, the amount of such judgment or order; or

                (g) (i) Any Person or two or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934), directly or indirectly, of Voting Stock of the Borrower (or other securities convertible into such Voting Stock) representing 20% or more of the combined voting power of all Voting Stock of the Borrower; or (ii) during any period of up to 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such 24-month period were directors of the Borrower shall cease for any reason to constitute a majority of the board of directors of the Borrower (except to the extent that individuals who at the beginning of such 24-month period were replaced by individuals (x) elected by 66-2/3% of the remaining members of the board of directors of the Borrower or (y) nominated for election by a majority of the remaining members of the board of directors of the Borrower and thereafter elected as directors by the shareholders of the Borrower); or

                (i) The Borrower or any of its ERISA Affiliates shall incur, or shall be reasonably likely to incur, liability in excess of $50,000,000 in the aggregate as a result of one or more of the following: (i) the occurrence of any ERISA Event; (ii) the partial or complete withdrawal of the Borrower or any of its ERISA Affiliates from a Multiemployer Plan; or (iii) the reorganization or termination of a Multiemployer Plan;

then, and in any such event, the Agent (i) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrower, declare the obligation of each Lender to make Advances to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrower, declare the Advances, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided, however, that in the event of an actual or deemed entry of an order for relief with respect to the Borrower under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances shall automatically be terminated and (B) the Advances, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrower.

                                   ARTICLE VII

                                    THE AGENT

                SECTION 7.01. Authorization and Action. Each Lender hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that the Agent shall not be required to take any action that exposes the Agent to personal liability or that is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

                SECTION 7.02. Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (i) may treat the Lender that made any Advance as the holder of the Debt resulting therefrom until the Agent receives and accepts an Assumption Agreement entered into by an Assuming Lender as provided in Section 2.18 or an Assignment and Acceptance entered into by such Lender, as assignor, and an Eligible Assignee, as assignee, as provided in Section 8.07; (ii) may consult with legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (iv) shall not have any duty to ascertain or to inquire as to the performance, observance or satisfaction of any of the terms, covenants or conditions of this Agreement on the part of the Borrower or the existence at any time of any Default or to inspect the property (including the books and records) of the Borrower; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; and (vi) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram or telex) believed by it to be genuine and signed or sent by the proper party or parties.

                SECTION 7.03. Citibank and Affiliates. With respect to its Commitment, the Advances made by it and the Note issued to it, Citibank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank in its individual capacity. Citibank and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of, accept investment banking engagements from and generally engage in any kind of business with, the Borrower, any of its Subsidiaries and any Person who may do business with or own securities of the Borrower or any such Subsidiary, all as if Citibank were not the Agent and without any duty to account therefor to the Lenders. The Agent shall have no duty to disclose information obtained or received by it or any of its Affiliates relating to the Borrower or its Subsidiaries to the extent such information was obtained or received in any capacity other than as Agent.

                SECTION 7.04. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

                SECTION 7.05. Indemnification. (a) The Lenders ratably agree to indemnify the Agent (to the extent not reimbursed by the Borrower), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including reasonable counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Borrower. In the case of any investigation, litigation or proceeding giving rise to any Indemnified Costs, this Section 7.05 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

                (b) For purposes of this Section 7.05, the Lenders' respective ratable shares of any amount shall be determined, at any time, according to the sum of (i) the aggregate principal amount of the Advances (other than Competitive Bid Advances) outstanding at such time and owing to the respective Lenders and (ii) their respective Unused Commitments at such time. The failure of any Lender to reimburse the Agent promptly upon demand for its ratable share of any amount required to be paid by the Lenders to the Agent as provided herein shall not relieve any other Lender of its obligation hereunder to reimburse the Agent for its ratable share of such amount, but no Lender shall be responsible for the failure of any other Lender to reimburse the Agent for such other Lender's ratable share of such amount. Without prejudice to the survival of any other agreement of any Lender hereunder, the agreement and obligations of each Lender contained in this Section 7.05 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes.

                SECTION 7.06. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower and may be removed at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

                SECTION 7.07. Other Agents. Each Lender hereby acknowledges that neither the documentation agent nor any other Lender designated as any "Agent" on the signature pages hereof has any liability hereunder other than in its capacity as a Lender.

                                  ARTICLE VIII

                                  MISCELLANEOUS

                SECTION 8.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Revolving Credit Notes, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (a) waive any of the conditions specified in Section 3.01, (b) increase the Commitments of the Lenders, (c) reduce the principal of, or interest on, the Revolving Credit Advances or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the Revolving Credit Advances or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or the aggregate unpaid principal amount of the Revolving Credit Advances, or the number of Lenders, that shall be required for the Lenders or any of them to take any action hereunder or (f) amend this Section 8.01; and provided further that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note.

                SECTION 8.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including telecopier, telegraphic or telex communication) and mailed, telecopied, telegraphed, telexed or delivered, if to the Borrower, at its address at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102, Attention: Martin Moad, Treasurer; if to any Initial Lender, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at Two Penns Way, New Castle, Delaware 19720, Attention: Bank Loan Syndications Department; or, as to the Borrower or the Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed or telexed, be effective when deposited in the mails, telecopied, delivered to the telegraph company or confirmed by telex answerback, respectively, except that notices and communications to the Agent pursuant to Article II, III or VII shall not be effective until received by the Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

                SECTION 8.03. No Waiver; Remedies. No failure on the part of any Lender or the Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                SECTION 8.04. Costs and Expenses. (a) The Borrower agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, execution, delivery, administration, modification and amendment of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, (A) all reasonable due diligence, syndication (including printing, distribution and bank meetings), transportation, computer, duplication, appraisal, consultant, and audit expenses and (B) the reasonable fees and expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under this Agreement. The Borrower further agrees to pay on demand all costs and expenses of the Agent and the Lenders, if any (including, without limitation, reasonable counsel fees and expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, reasonable fees and expenses of counsel for the Agent and each Lender in connection with the enforcement of rights under this Section 8.04(a).

                (b) The Borrower agrees to indemnify and hold harmless the Agent and each Lender and each of their Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses
(including, without limitation, reasonable fees and expenses of counsel) incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) (i) the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances or (ii) the actual or alleged presence of Hazardous Materials on any property of the Borrower or any of its Subsidiaries or any Environmental Action relating in any way to the Borrower or any of its
Subsidiaries, except to the extent such claim, damage, loss, liability or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct. In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 8.04(b) applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by the Borrower, its directors, equityholders or creditors or an Indemnified Party or any other Person, whether or not any Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Borrower also agrees not to assert any claim for special, indirect, consequential or punitive damages against the Agent, any Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys and agents, on any theory of liability, arising out of or otherwise relating to the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances.

                (c) If any payment of principal of, or Conversion of, any Eurodollar Rate Advance or LIBO Rate Advance is made by the Borrower to or for the account of a Lender other than on the last day of the Interest Period for such Advance, as a result of a payment or Conversion pursuant to Section 2.08(d) or (e), 2.10 or 2.12, acceleration of the maturity of the Notes pursuant to
Section 6.01 or for any other reason, or by an Eligible Assignee to a Lender other than on the last day of the Interest Period for such Advance upon an assignment of rights and obligations under this Agreement pursuant to Section
8.07 as a result of a demand by the Borrower pursuant to Section 8.07(a), the Borrower shall, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses that it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such Advance. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining the funds for the Advance paid or Converted on other than the last day of an Interest Period, to the last day of such Interest Period over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds paid or Converted.

                (d) Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in Sections 2.11, 2.14 and 8.04 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes.

                SECTION 8.05. Right of Set-off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Advances due and payable pursuant to the provisions of
Section 6.01, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement and the Note held by such Lender, whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrower after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender and its Affiliates under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender and its Affiliates may have.

                SECTION 8.06. Binding Effect. This Agreement shall become effective (other than Sections 2.01 and 2.03, which shall only become effective upon satisfaction of the conditions precedent set forth in Section 3.01) when it shall have been executed by the Borrower and the Agent and when the Agent shall have been notified by each Initial Lender that such Initial Lender has executed it and thereafter shall be binding upon and inure to the benefit of the Borrower, the Agent and each Lender and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lenders.

                SECTION 8.07. Assignments and Participations. (a) Each Lender may and, if demanded by the Borrower (following a demand by such Lender pursuant to Section 2.11 or 2.14, or an assertion by such Lender of illegality under
Section 2.12) upon at least five Business Days' notice to such Lender and the Agent, will assign to one or more Persons all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Revolving Credit Advances owing to it and the Revolving Credit Note or Notes held by it); provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of all rights and obligations under this Agreement (other than any right to make Competitive Bid Advances, Competitive Bid Advances owing to it and Competitive Bid Notes), (ii) except in the case of an assignment to a Person that, immediately prior to such assignment, was a Lender or an assignment of all of a Lender's rights and obligations under this Agreement, the amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof unless the Borrower and the Agent otherwise agree, (iii) each such assignment shall be to an Eligible Assignee, (iv) each such assignment made as a result of a demand by the Borrower pursuant to this Section 8.07(a) shall be arranged by the Borrower after consultation with the Agent and shall be either an assignment of all of the rights and obligations of the assigning Lender under this Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or other such assignments that together cover all of the rights and obligations of the assigning Lender under this Agreement, (v) no Lender shall be obligated to make any such assignment as a result of a demand by the Borrower pursuant to this Section 8.07(a) unless and until such Lender shall have received one or more payments from either the Borrower or one or more
Eligible Assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances owing to such Lender, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement, and (vi) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Revolving Credit Note subject to such assignment and a processing and recordation fee of $3,500 payable by the parties to each such assignment, provided, however, that in the case of each assignment made as a result of a demand by the Borrower, such recordation fee shall be payable by the Borrower except that no such recordation fee shall be payable in the case of an assignment made at the request of the Borrower to an Eligible Assignee that is an existing Lender, and (vii) any Lender may, without the approval of the Borrower and the Agent, assign all or a portion of its rights to any of its Affiliates. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (other than its rights under Sections 2.11, 2.14 and 8.04 to the extent any claim thereunder relates to an event arising prior such assignment) and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

                (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Lender.

                (c) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with any Revolving Credit Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrower.

                (d)     The Agent shall maintain at its address referred to in
Section 8.02 a copy of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Advances owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent demonstrable error, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

                (e) Each Lender may sell participations to one or more banks or other entities (other than the Borrower or any of its Affiliates) in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Advances owing to it and any Note or Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Note for all purposes of this Agreement, (iv) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and (v) no participant under any such participation shall have any right to approve any amendment or waiver of any provision of this Agreement or any Note, or any consent to any departure by the Borrower therefrom, except to the extent that such amendment, waiver or consent would reduce the principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, or postpone any date fixed for any payment of principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation.

                (f) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 8.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; provided that, prior to any such disclosure, the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any Confidential Information relating to the Borrower received by it from such Lender.

                (g) Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, the Advances owing to it and any Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

                SECTION 8.08. Confidentiality. Neither the Agent nor any
Lender shall disclose any Confidential Information to any other Person without the written consent of the Borrower, other than (a) to the Agent's or such Lender's Affiliates and to their officers, directors, employees, agents and advisors as are necessary and appropriate for the administration of this Agreement and, as contemplated by Section 8.07(f), to actual or prospective assignees and participants, and then only on a confidential basis, (b) as required by any law, rule or regulation or judicial process, (c) as requested or required by any state, federal or foreign authority or examiner regulating banks or banking and (d) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder.

                SECTION 8.09. Governing Law. This Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York.

                SECTION 8.10. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

                SECTION 8.11. Jurisdiction, Etc. (a) Each of the parties
hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the Notes, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York State court or, to the extent permitted by law, in such federal court. The Borrower does business in the State of New York through numerous locations in such State. The Borrower has appointed Ct Corporation System as its agent for service of process in the State of New York, and until such time as the Borrower notifies the Agent of a change in agent for service of process, the Borrower hereby agrees that service of process in any such action or proceeding brought in the any such New York State court or in such federal court may be made upon CT Corporation System at its offices at 111 Eighth Avenue, 13th Floor, New York, New York 10011 (the "Process Agent") and agrees that the failure of the Process Agent to give any notice of any such service shall not impair or affect the validity of such service or of any judgment rendered in any action or proceeding based thereon. The Borrower shall give the Agent notice of any change in agent for service of process in the State of New York. The Borrower hereby further irrevocably consents to the service of process in any action or proceeding in such courts by the mailing thereof by any parties hereto by registered or certified mail, postage prepaid, to the Borrower at its address specified pursuant to Section
8.02. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or the Notes in the courts of any jurisdiction.

                (b) Each of the parties hereto irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the Notes in any New York State or federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                SECTION 8.13. Waiver of Jury Trial. Each of the Borrower, the Agent and the Lenders hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement or the Notes or the actions of the Agent or any Lender in the negotiation, administration, performance or enforcement thereof.

                IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        RADIOSHACK CORPORATION

                                        By __________________________
                                           Title:

                                        CITIBANK, N.A.,
                                           as Agent

                                        By __________________________
                                           Title:

                                 Initial Lenders
                                 ---------------

Commitment
----------

$37,500,000                             CITIBANK, N.A.

                                        By __________________________
                                           Title:

$37,500,000                             BANK OF AMERICA, N.A.

                                        By __________________________
                                           Title:

$32,500,000                             FLEET NATIONAL BANK

                                        By __________________________
                                           Title:

$32,500,000                             WACHOVIA BANK, NATIONAL ASSOCIATION

                                        By __________________________
                                           Title:

$12,500,000                             FIFTH THIRD BANK

                                        By __________________________
                                           Title:

$12,500,000                             SUNTRUST BANK

                                        By __________________________
                                           Title:

$12,500,000                             U.S. BANK NATIONAL ASSOCIATION

                                        By __________________________
                                           Title:

$7,500,000                              HIBERNIA NATIONAL BANK

                                        By __________________________
                                           Title:

$20,000,000                             ROYAL BANK OF CANADA

                                        By __________________________
                                           Title:

$12,500,000                             KEYBANK NATIONAL ASSOCIATION

                                        By __________________________
                                           Title:

$12,500,000                             NATIONAL CITY BANK

                                        By __________________________
                                           Title:

$12,500,000                             WELLS FARGO BANK, NATIONAL ASSOCIATION

                                        By __________________________
                                           Title:

$7,500,000                              HUNTINGTON NATIONAL BANK

                                        By __________________________
                                           Title:

$12,500,000                             BANCA NAZIONALE DEL LAVORO

                                        By __________________________
                                           Title:

$25,000,000                             THE BANK OF NEW YORK

                                        By __________________________
                                           Title:

$12,500,000                             BANK OF TOKYO MITSUBISHI TRUST COMPANY

                                        By __________________________
                                           Title:
$300,000,000      Total of the Commitments


                                                                                                                         SCHEDULE I
                                                                                                             RADIOSHACK CORPORATION
                                                                                                           364-DAY CREDIT AGREEMENT
                                                                                                         APPLICABLE LENDING OFFICES
------------------------------------------ -------------------------------------- -----------------------------------
         Name of Initial Lender                   Domestic Lending Office              Eurodollar Lending Office
------------------------------------------ --------------------------------------- -----------------------------------

------------------------------------------ --------------------------------------- -----------------------------------
Banca Nazionale del Lavoro                 25 West 51st Street                     25 West 51st Street
                                           New York, NY  10019                     New York, NY  10019
                                           Attn:  Anna Hernandez                   Attn:  Anna Hernandez
                                           T:  212 314-679                         T:  212 314-679
                                           F:  212 765-2978                        F:  212 765-2978
------------------------------------------ --------------------------------------- -----------------------------------
Bank of America, N.A.                      1850 Gateway Blvd, 5th Floor            1850 Gateway Blvd, 5th Floor
                                           Concord, CA  84520                      Concord, CA  84520
                                           Attn:  Jessical Voulgarelis             Attn:  Jessical Voulgarelis
                                           T:  925 675-7817                        T:  925 675-7817
                                           F;  888 969-9317                        F;  888 969-9317
------------------------------------------ --------------------------------------- -----------------------------------
Bank of New York                           One Wall Street                         One Wall Street
                                           New York, NY  10286                     New York, NY  10286
                                           Attn:  Madlyn Myrick                    Attn:  Madlyn Myrick
                                           T:  212 635-1366                        T:  212 635-1366
                                           F:  212 635-1481                        F:  212 635-1481
------------------------------------------ --------------------------------------- -----------------------------------
Bank of Tokyo Mistubishi Trust Company     1251 Avenue of the Americas             1251 Avenue of the Americas
                                           New York, NY  10020                     New York, NY  10020
                                           Attn:  Paresh Shah                      Attn:  Paresh Shah
                                           T:  212 782-5649                        T:  212 782-5649
                                           F:  212 782-6440                        F:  212 782-6440
------------------------------------------ --------------------------------------- -----------------------------------
Citibank, N.A.                             Two Penns Way, Suite 200                Two Penns Way, Suite 200
                                           New Castle, DE  19720                   New Castle, DE  19720
                                           Attn:  Vincent Farrell                  Attn:  Vincent Farrell
                                           T:  302 894-6032                        T:  302 894-6032
                                           F:  302 894-6120                        F:  302 894-6120
------------------------------------------ --------------------------------------- -----------------------------------
Fifth Third Bank                           38 Fountain Square Plaza                38 Fountain Square Plaza
                                           MD 10904                                MD 10904
                                           Cincinnati, OH  45263                   Cincinnati, OH  45263
                                           Attn:  Chris Motley                     Attn:  Chris Motley
                                           T:  513 579-4110                        T:  513 579-4110
                                           F:  513 744-5947                        F:  513 744-5947
------------------------------------------ --------------------------------------- -----------------------------------
Fleet National Bank                        100 Federal Street                      100 Federal Street
                                           MADE 10809A                             MADE 10809A
                                           Boston, MA  02110                       Boston, MA  02110
                                           Attn:  Kalams Herald                    Attn:  Kalams Herald
                                           T:  617 434-3780                        T:  617 434-3780
                                           F:  617 434-9933                        F:  617 434-9933
------------------------------------------ --------------------------------------- -----------------------------------
Hibernia National Bank                     313 Carondelet Street                   313 Carondelet Street
                                           New Orleans, LA  70130                  New Orleans, LA  70130
                                           Attn:  Shelly Strada                    Attn:  Shelly Strada
                                           T:  504 533-2808                        T:  504 533-2808
                                           F:  504 533-5344                        F:  504 533-5344
------------------------------------------ --------------------------------------- -----------------------------------





------------------------------------------ --------------------------------------- -----------------------------------
Huntington National Bank                   The Huntington Center                   The Huntington Center
                                           Columbus, OH  43287                     Columbus, OH  43287
                                           Attn:  Lori Scott                       Attn:  Lori Scott
                                           T:  614 480-5778                        T:  614 480-5778
                                           F:  614 480-5791                        F:  614 480-5791
------------------------------------------ --------------------------------------- -----------------------------------
KeyBank National Association               127 Public Square                       127 Public Square
                                           Cleveland, OH  44114                    Cleveland, OH  44114
                                           Attn:  Laura Binkley                    Attn:  Laura Binkley
                                           T:  216 689-4448                        T:  216 689-4448
                                           F:  216 689-4981                        F:  216 689-4981
------------------------------------------ --------------------------------------- -----------------------------------
National City Bank                         155 East Broad Street                   155 East Broad Street
                                           Columbus, OH                            Columbus, OH
                                           Attn:  Vicki Niemela                    Attn:  Vicki Niemela
                                           T:  614 463-7133                        T:  614 463-7133
                                           F:  614 463-8572                        F:  614 463-8572
------------------------------------------ --------------------------------------- -----------------------------------
Royal Bank of Canada                       One Liberty Plaza, 3rd Floor            One Liberty Plaza, 3rd Floor
                                           New York, NY  10006                     New York, NY  10006
                                           Attn:  Ritta Lee                        Attn:  Ritta Lee
                                           T:  212 428-6448                        T:  212 428-6448
                                           F:  212 428-6459                        F:  212 428-6459
------------------------------------------ --------------------------------------- -----------------------------------
SunTrust Bank                              303 Peachtree Street, 10th Floor        303 Peachtree Street, 10th Floor
                                           Atlanta, GA                             Atlanta, GA
                                           Attn:  Roshawn Orise                    Attn:  Roshawn Orise
                                           T:  404 230-1939                        T:  404 230-1939
                                           F:  4040 575-2730                       F:  4040 575-2730
------------------------------------------ --------------------------------------- -----------------------------------
U.S. Bank National Association             400 City Center                         400 City Center
                                           Mail Code:  OS-WI-CCO                   Mail Code:  OS-WI-CCO
                                           Oshkosh, WI  54901                      Oshkosh, WI  54901
                                           Attn:  Connie Sweeney                   Attn:  Connie Sweeney
                                           T:  920 237-7604                        T:  920 237-7604
                                           F:  920 237-7993                        F:  920 237-7993
------------------------------------------ --------------------------------------- -----------------------------------
Wachovia Bank, National Association        201 S. College Street, CP-17            201 S. College Street, CP-17
                                           Charlotte, NC  28288                    Charlotte, NC  28288
                                           Attn:  Cynthia Rawson                   Attn:  Cynthia Rawson
                                           T:  704 374-4425                        T:  704 374-4425
                                           F:  704 383-7997                        F:  704 383-7997
------------------------------------------ --------------------------------------- -----------------------------------
Wells Fargo Bank, National Association     201 Third Street, 8th Floor             201 Third Street, 8th Floor
                                           MAC A0187-081                           MAC A0187-081
                                           San Francisco, CA  94103                San Francisco, CA  94103
                                           Attn:  Rosanna Roxas                    Attn:  Rosanna Roxas
                                           T:  415 477-5425                        T:  415 477-5425
                                           F:  415 979-0675                        F:  415 979-0675
------------------------------------------ --------------------------------------- -----------------------------------


                                                        Schedule 5.02(e)
                                                 Investments as of June 19, 2002


----------------------------------------------------- ------------------------------------- --------------------------

Investment made as part of a community effort to                        Note amount         $
provide low income housing, including a note                            Ltd. Partnership    330,000.00
maturing on 9-30-2022, and a limited partnership                                            $
interest.                                                                                   1,598,375.00
----------------------------------------------------- ------------------------------------- --------------------------
World Wide Electronic Imports S. de R.L. de C.V.                                            $
                                                                                            7,653,410.00
----------------------------------------------------- ------------------------------------- --------------------------
Total investments                                                                           $
                                                                                            9,581,785.00
----------------------------------------------------- ------------------------------------- --------------------------

                                Schedule 5.02(a)

                                 Existing Liens



                                      None

                                                           EXHIBIT A-1 - FORM OF
                                                                REVOLVING CREDIT
                                                                 PROMISSORY NOTE




U.S.$_______________                    Dated:  _______________, 200_


                FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _________________________ (the "Lender") for the account of its Applicable Lending Office on the Termination Date (each as defined in the Credit Agreement referred to below) the principal sum of U.S.$[amount of the Lender's Commitment in figures] or, if less, the aggregate principal amount of the Revolving Credit Advances made by the Lender to the Borrower pursuant to the 364-Day Credit Agreement dated as of June 19, 2002 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A. as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined) outstanding on such date.

                The Borrower promises to pay interest on the unpaid principal amount of each Revolving Credit Advance from the date of such Revolving Credit Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

                Both principal and interest are payable in lawful money of the United States of America to Citibank, as Agent, at 388 Greenwich Street, New York, New York 10013, in same day funds. Each Revolving Credit Advance owing to the Lender by the Borrower pursuant to the Credit Agreement, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

                This Promissory Note is one of the Revolving Credit Notes referred to in, and is entitled to the benefits of, the Credit Agreement. The Credit Agreement, among other things, (i) provides for the making of Revolving Credit Advances by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such Revolving Credit Advance being evidenced by this Promissory Note and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                        Title:


                                               ADVANCES AND PAYMENTS OF PRINCIPAL
--------------------------- ------------------------ ------------------------ ------------------------- ------------------------
                                                            Amount of
           Date                    Amount of             Principal Paid           Unpaid Principal             Notation
                                    Advance                or Prepaid                 Balance                   Made By

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

                                                           EXHIBIT A-2 - FORM OF
                                                                 COMPETITIVE BID
                                                                 PROMISSORY NOTE




U.S.$_______________                    Dated:  _______________, 200_


                FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _________________________ (the "Lender") for the account of its Applicable Lending Office (as defined in the 364-Day Credit Agreement dated as of June 19, 2002 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined)), on _______________, 200_, the principal amount of U.S.$_______________].

                The Borrower promises to pay interest on the unpaid principal amount hereof from the date hereof until such principal amount is paid in full, at the interest rate and payable on the interest payment date or dates provided below:

                Interest Rate: _____% per annum (calculated on the basis of a year of _____ days for the actual number of days elapsed).

                Both principal and interest are payable in lawful money of the United States of America to Citibank, as agent, for the account of the Lender at the office of Citibank, at 388 Greenwich Street, New York, New York 10013 in same day funds.

                This Promissory Note is one of the Competitive Bid Notes referred to in, and is entitled to the benefits of, the Credit Agreement. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events.

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

                This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York.

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                           Title:

                                                 EXHIBIT B-1 - FORM OF NOTICE OF
                                                      REVOLVING CREDIT BORROWING
Citibank, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
  Two Penns Way
  New Castle, Delaware 19720
                                        [Date]

                Attention: Bank Loan Syndications Department

Ladies and Gentlemen:

                The undersigned, Radioshack Corporation, refers to the 364-Day Credit Agreement, dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests a Revolving Credit Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such Revolving Credit Borrowing (the "Proposed Revolving Credit Borrowing") as required by Section 2.02(a) of the Credit Agreement:

                (i) The Business Day of the Proposed Revolving Credit Borrowing is _______________, 200_.

                (ii) The Type of Advances comprising the Proposed Revolving Credit Borrowing is [Base Rate Advances] [Eurodollar Rate Advances].

                (iii) The aggregate amount of the Proposed Revolving Credit Borrowing is $_______________.

                [(iv) The initial Interest Period for each Eurodollar Rate Advance made as part of the Proposed Revolving Credit Borrowing is _____ month[s].]

                The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed Revolving Credit Borrowing:

                (A) the representations and warranties contained in Section 4.01(a) through (i) of the Credit Agreement are correct, before and after giving effect to the Proposed Revolving Credit Borrowing and to the application of the proceeds therefrom, as though made on and as of such date; and

                (B) no event has occurred and is continuing, or would result from such Proposed Revolving Credit Borrowing or from the application of the proceeds therefrom, that constitutes a Default.

                                        Very truly yours,

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                           Title:.

                                                 EXHIBIT B-2 - FORM OF NOTICE OF
                                                       COMPETITIVE BID BORROWING


Citibank, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
  Two Penns Way
  New Castle, Delaware 19720
                                        [Date]

                Attention: Bank Loan Syndications Department


Ladies and Gentlemen:

                The undersigned, Radioshack Corporation, refers to the 364-Day Credit Agreement, dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.03 of the Credit Agreement that the undersigned hereby requests a Competitive Bid Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such Competitive Bid Borrowing (the "Proposed Competitive Bid Borrowing") is requested to be made:

         (A)    Date of Competitive Bid Borrowing       ________________________
         (B)    Amount of Competitive Bid Borrowing     ________________________
         (C)    [Maturity Date] [Interest Period]       ________________________
         (D)    Interest Rate Basis                     ________________________
         (E)    Interest Payment Date(s)                ________________________
         (F)    ___________________                     ________________________

                The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed Competitive Bid Borrowing:

                (a) the representations and warranties contained in Section 4.01(a) through (i) of the Credit Agreement are correct, before and after giving effect to the Proposed Competitive Bid Borrowing and to the application of the proceeds therefrom, as though made on and as of such date;

                (b) no event has occurred and is continuing, or would result from the Proposed Competitive Bid Borrowing or from the application of the proceeds therefrom, that constitutes a Default;

                (c) no event has occurred and no circumstance exists of which the Borrower has become aware, as a result of which the information concerning the Borrower that has been provided to the Agent and each Lender by the Borrower in connection herewith is shown to contain an untrue statement of a material fact or is shown to have omitted to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading as if the date such information was provided; and.

                (d) the aggregate amount of the Proposed Competitive Bid Borrowing and all other Borrowings to be made on the same day under the Credit Agreement is within the aggregate amount of the Unused Commitments of the Lenders.

                The undersigned hereby confirms that the Proposed Competitive Bid Borrowing is to be made available to it in accordance with Section 2.03(a)(v) of the Credit Agreement.

                                        Very truly yours,

                                        RADIOSHACK CORPORATION




                                        By __________________________
                                           Title:

                                                             EXHIBIT C - FORM OF
                                                       ASSIGNMENT AND ACCEPTANCE


                Reference is made to the 364-Day Credit Agreement dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement") among Radioshack Corporation, a Delaware corporation (the "Borrower"), the Lenders (as defined in the Credit Agreement), Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

                The "Assignor" and the "Assignee" referred to on Schedule I hereto agree as follows:

                1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement as of the date hereof (other than in respect of Competitive Bid Advances and Competitive Bid Notes) equal to the percentage interest specified on Schedule 1 hereto of all outstanding rights and obligations under the Credit Agreement (other than in respect of Competitive Bid Advances and Competitive Bid Notes). After giving effect to such sale and assignment, the Assignee's Commitment and the amount of the Revolving Credit Advances owing to the Assignee will be as set forth on Schedule 1 hereto.

                2. The Assignor (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, the Credit Agreement or any other instrument or document furnished pursuant thereto; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto; and (iv) attaches the Revolving Credit Note, if any, held by the Assignor [and requests that the Agent exchange such Revolving Credit Note for a new Revolving Credit Note payable to the order of [the Assignee in an amount equal to the Commitment assumed by the Assignee pursuant hereto or new Revolving Credit Notes payable to the order of the Assignee in an amount equal to the Commitment assumed by the Assignee pursuant hereto and] the Assignor in an amount equal to the Commitment retained by the Assignor under the Credit Agreement[, respectively,] as specified on Schedule 1 hereto].

                3. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 4.01 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iii) confirms that it is an Eligible Assignee; (iv) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations that by the terms of the Credit Agreement are required to be performed by it as a Lender; and (vi) attaches any U.S. Internal Revenue Service forms required under Section 2.14 of the Credit Agreement.
                4. Following the execution of this Assignment and Acceptance, it will be delivered to the Agent for acceptance and recording by the Agent. The effective date for this Assignment and Acceptance (the "Effective Date") shall be the date of acceptance hereof by the Agent, unless otherwise specified on Schedule 1 hereto.

                5. Upon such acceptance and recording by the Agent, as of the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

                6. Upon such acceptance and recording by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement and the Revolving Credit Notes in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and facility fees with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement and the Revolving Credit Notes for periods prior to the Effective Date directly between themselves.

                7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of New York.

                8. This Assignment and Acceptance may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of Schedule 1 to this Assignment and Acceptance by telecopier shall be effective as delivery of a manually executed counterpart of this Assignment and Acceptance.

                IN WITNESS WHEREOF, the Assignor and the Assignee have caused
Schedule 1 to this Assignment and Acceptance to be executed by their officers thereunto duly authorized as of the date specified thereon.



                                   Schedule 1
                                       to
                            Assignment and Acceptance


        Percentage interest assigned:                                                                   _____%

        Assignee's Commitment:                                                          $______

        Aggregate outstanding principal amount of Revolving Credit Advances assigned:                   $______

        Principal amount of Revolving Credit Note payable to Assignee:                                  $______

        Principal amount of Revolving Credit Note payable to Assignor:                                  $______

        Effective Date*:  _______________, 200_



                                        [NAME OF ASSIGNOR], as Assignor

                                        By __________________________
                                        Title:


                                        Dated:  _______________, 200_


                                        [NAME OF ASSIGNEE], as Assignee

                                        By __________________________
                                        Title:

                                        Dated:  _______________, 200_

                                        Domestic Lending Office:
                                                [Address]

                                        Eurodollar Lending Office:
                                                [Address]

































------------------
* This date should be no earlier than five Business Days after the delivery of this Assignment and Acceptance to the Agent.

Accepted [and Approved]** this
__________ day of _______________, 200_

CITIBANK, N.A., as Agent

By
  ------------------------------------------
  Title:


[Approved this __________ day
of _______________, 200_

RADIOSHACK CORPORATION

By                                          ]*
  ------------------------------------------
  Title:























































------------------
** Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

* Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

                                                             EXHIBIT D - FORM OF
                                                              OPINION OF COUNSEL
                                                                FOR THE BORROWER


                                        [Effective Date]




To each of the Lenders parties
  to the Credit Agreement dated
  as of June 19, 2002
  among Radioshack Corporation,
  said Lenders and Citibank, N.A.,
  as Agent for said Lenders, and
  to Citibank, N.A., as Agent


                             Radioshack Corporation


Ladies and Gentlemen:

                This opinion is furnished to you pursuant to Section
3.01(h)(iv) of the 364-Day Credit Agreement, dated as of June 19, 2002 (the "Credit Agreement"), among Radioshack Corporation (the "Borrower"), the Lenders parties thereto, Bank of America, as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders. Terms defined in the Credit Agreement are used herein as therein defined.

                We have acted as counsel for the Borrower in connection with the preparation, execution and delivery of the Credit Agreement.

                In that connection, we have examined:

                (1)      The Credit Agreement.

                (2)      The documents furnished by the Borrower pursuant to
        Article III of the Credit Agreement.

                (3) The [Articles] [Certificate] of Incorporation of the Borrower and all amendments thereto (the "Charter").

                (4) The by-laws of the Borrower and all amendments thereto (the "By-laws").

                (5) A certificate of the Secretary of State of Delaware, dated _______________, 2002, attesting to the continued corporate existence and good standing of the Borrower in that State.

We have also examined the originals, or copies certified to our satisfaction, of the indentures, loan or credit agreements, leases, guarantees, mortgages, security agreements, bonds, notes and other agreements or instruments, and orders, writs, judgments, awards, injunctions and decrees, that affect or purport to affect the Borrower's right to borrow money or the Borrower's obligations under the Credit Agreement or the Notes. In addition, we have examined the originals, or copies certified to our satisfaction, of such other corporate records of the Borrower, certificates of public officials and of officers of the Borrower, and agreements, instruments and other documents, as we have deemed necessary as a basis for the opinions expressed below. As to questions of fact material to such opinions, we have, when relevant facts were not independently established by us, relied upon certificates of the Borrower or its officers or of public officials. We have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Initial Lenders and the Agent.

                Our opinions expressed below are limited to the law of the State of Texas, the General Corporation Law of the State of Delaware and the Federal law of the United States.

                Based upon the foregoing and upon such investigation as we have deemed necessary, we are of the following opinion:

                1. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

                2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes, and the consummation of the transactions contemplated thereby, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter or the By-laws or (ii) any law, rule or regulation applicable to the Borrower (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on or affecting the Borrower. The Credit Agreement and the Notes have been duly executed and delivered on behalf of the Borrower.

                3. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Borrower of the Credit Agreement and the Notes.

                4. To the best of our knowledge, there are no pending or overtly threatened actions or proceedings against the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement or any of the Notes or the consummation of the transactions contemplated thereby or that are likely to have a materially adverse effect upon the financial condition or operations of the Borrower or any of its Subsidiaries.

                5. In any action or proceeding arising out of or relating to the Credit Agreement or the Notes in any court of the State of Texas or in any Federal court sitting in the State of Texas, such court would recognize and give effect to the provisions of Section 8.09 of the Credit Agreement wherein the parties thereto agree that the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Texas or a Federal court sitting in the State of Texas would apply the usury law of the State of New York, and would not apply the usury law of the State of Texas, to the Credit Agreement and the Notes. However, if a court of the State of Texas or a Federal court sitting in the State of Texas were to hold that the Credit Agreement and the Notes are governed by, and to be construed in accordance with, the laws of the State of Texas, the Credit Agreement and the Notes would be, under the laws of the State of Texas, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms provided that the rate of interest charged under the Credit Agreement and the Notes does not exceed the highest lawful rate then in effect in the State of Texas, which rate is equal to twice the rate of interest paid in respect of U.S. treasury bills, but is not less than 18%, nor more than 28% per annum.

                The opinions set forth above are subject to the following qualifications:

                (a) Our opinion in paragraph 5 above as to enforceability is subject to the effect of any applicable bankruptcy, insolvency (including, without limitation, all laws relating to fraudulent transfers), reorganization, moratorium or similar law affecting creditors' rights generally.

                (b) Our opinion in paragraph 5 above as to enforceability is subject to the effect of general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

                (c) We express no opinion as to (i) Section 2.14 of the Credit Agreement insofar as it provides that any Lender purchasing a participation from another Lender pursuant thereto may exercise set-off or similar rights with respect to such participation and (ii) the effect of the law of any jurisdiction other than the State of Texas wherein any Lender may be located or wherein enforcement of the Credit Agreement or the Notes may be sought that limits the rates of interest legally chargeable or collectible.




                                        Very truly yours,

                                                                  EXECUTION COPY




                                U.S. $300,000,000


                            364-DAY CREDIT AGREEMENT

                            Dated as of June 19, 2002

                                      Among

                             RADIOSHACK CORPORATION
                                   as Borrower

                                       and

                        THE INITIAL LENDERS NAMED HEREIN
                               as Initial Lenders

                                       and

                                 CITIBANK, N.A.
                    as Administrative Agent and Paying Agent

                                       and

                              BANK OF AMERICA, N.A.
                             as Administrative Agent

                                       and

                               FLEET NATIONAL BANK
                              as Syndication Agent

                                       and

                       WACHOVIA BANK, NATIONAL ASSOCIATION
                             as Documentation Agent

                                       and

                            SALOMON SMITH BARNEY INC.
                                       and
                         BANC OF AMERICA SECURITIES INC.
                     as Joint Lead Arrangers and Bookrunners

                                TABLE OF CONTENTS
ARTICLE I

        SECTION 1.01.  Certain Defined Terms                                   1
                       ---------------------

        SECTION 1.02.  Computation of Time Periods                            12
                       ---------------------------

        SECTION 1.03.  Accounting Terms                                       12
                       ----------------

ARTICLE II

        SECTION 2.01.  The Revolving Credit Advances                          12
                       -----------------------------

        SECTION 2.02.  Making the Revolving Credit Advances                   12
                       ------------------------------------

        SECTION 2.03.  The Competitive Bid Advances                           13
                       ----------------------------

        SECTION 2.04.  Fees                                                   16
                       ----

        SECTION 2.05.  Termination or Reduction of the Commitments            16
                       -------------------------------------------

        SECTION 2.06.  Repayment of Revolving Credit Advances                 16
                       --------------------------------------

        SECTION 2.07.  Interest on Revolving Credit Advances                  16
                       -------------------------------------

        SECTION 2.08.  Interest Rate Determination                            17
                       ---------------------------

        SECTION 2.09.  Optional Conversion of Revolving Credit Advances       18
                       ------------------------------------------------

        SECTION 2.10.  Prepayments of Revolving Credit Advances               18
                       ----------------------------------------

        SECTION 2.11.  Increased Costs                                        18
                       ---------------

        SECTION 2.12.  Illegality                                             18
                       ----------

        SECTION 2.13.  Payments and Computations                              19
                       -------------------------

        SECTION 2.14.  Taxes                                                  20
                       -----

        SECTION 2.15.  Sharing of Payments, Etc.                              21
                       ------------------------

        SECTION 2.16.  Evidence of Debt                                       21
                       ----------------

        SECTION 2.17.  Use of Proceeds                                        22
                       ---------------

        SECTION 2.18.  Extension of Termination Date                          22
                       -----------------------------

ARTICLE III

        SECTION 3.01.  Conditions Precedent to Effectiveness of
                       Sections 2.01 and 2.03                                 24

        SECTION 3.02.  Conditions Precedent to Each Revolving
                       --------------------------------------
                       Credit Borrowing and Extension Date.                   25
                       -----------------------------------

        SECTION 3.03.  Conditions Precedent to Each Competitive
                       ----------------------------------------
                       Bid Borrowing                                          25
                       -------------

        SECTION 3.04.  Determinations Under Section 3.01                      26
                        ---------------------------------

ARTICLE IV

        SECTION 4.01.  Representations and Warranties of the Borrower         26

ARTICLE V

        SECTION 5.01.  Affirmative Covenants                                  27
                       ---------------------

        SECTION 5.02.  Negative Covenants                                     29
                       ------------------

        SECTION 5.03.  Financial Covenants                                    31
                       -------------------

ARTICLE VI

        SECTION 6.01.  Events of Default                                      31
                       -----------------

ARTICLE VII

        SECTION 7.01.  Authorization and Action                               33
                       ------------------------

        SECTION 7.02.  Agent's Reliance, Etc.                                 33
                       ---------------------

        SECTION 7.03.  Citibank and Affiliates                                33
                       -----------------------

        SECTION 7.04.  Lender Credit Decision                                 33
                       ----------------------

        SECTION 7.05.  Indemnification                                        34
                       ---------------

        SECTION 7.06.  Successor Agent                                        34
                       ---------------

        SECTION 7.07.  Other Agents.                                          34
                       -------------

ARTICLE VIII

        SECTION 8.01.  Amendments, Etc.                                       35
                       ---------------

        SECTION 8.02.  Notices, Etc.                                          35
                       ------------

        SECTION 8.03.  No Waiver; Remedies                                    35
                       -------------------

        SECTION 8.04.  Costs and Expenses                                     35
                       ------------------

        SECTION 8.05.  Right of Set-off                                       36
                       ----------------

        SECTION 8.06.  Binding Effect                                         36
                       --------------

        SECTION 8.07.  Assignments and Participations                         36
                       ------------------------------

        SECTION 8.08.  Confidentiality                                        38
                       ---------------

        SECTION 8.09.  Governing Law                                          38
                       -------------

        SECTION 8.10.  Execution in Counterparts                              39
                       -------------------------

        SECTION 8.11.  Jurisdiction, Etc.                                     39
                       -----------------

        SECTION 8.13.  Waiver of Jury Trial                                   40
                       --------------------

Schedules
---------

Schedule I - List of Applicable Lending Offices

Schedule 5.02(a) - Existing Liens

Schedule 5.02(e) - Existing Investments

Exhibits
--------

Exhibit A-1      -   Form of Revolving Credit Note

Exhibit A-2      -   Form of Competitive Bid Note

Exhibit B-1      -   Form of Notice of Revolving Credit Borrowing

Exhibit B-2      -   Form of Notice of Competitive Bid Borrowing

Exhibit C        -   Form of Assignment and Acceptance

Exhibit D        -   Form of Opinion of Counsel for the Borrower

                                                                     EXHIBIT 10b
                           FIVE YEAR CREDIT AGREEMENT

                            Dated as of June 19, 2002


                RADIOSHACK CORPORATION, a Delaware corporation (the
"Borrower"), the banks, financial institutions and other institutional lenders (the "Initial Lenders") and issuers of letters of credit (the "Initial Issuing Banks") listed on the signature pages hereof, BANK OF AMERICA, N.A., as administrative agent, FLEET NATIONAL BANK, as syndication agent, WACHOVIA BANK, NATIONAL ASSOCIATION, as documentation agent, SALOMON SMITH BARNEY INC. and BANC OF AMERICA SECURITIES INC., as joint lead arrangers and bookrunners, and CITIBANK, N.A. ("Citibank"), as administrative agent and as paying agent (the "Agent") for the Lenders (as hereinafter defined), agree as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

                SECTION 1.01. Certain Defined Terms. As used in this
Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

                "Advance" means a Revolving Credit Advance or a Competitive Bid Advance.

                "Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. For purposes of this definition, the term "control" (including the terms "controlling", "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract or otherwise.

                "Agent's Account" means the account of the Agent maintained by the Agent at Citibank at its office at 388 Greenwich Street, New York, New York 10013, Account No. 36852248, Attention: Bank Loan Syndications.

                "Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Advance and such Lender's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a Competitive Bid Advance, the office of such Lender notified by such Lender to the Agent as its Applicable Lending Office with respect to such Competitive Bid Advance.

                "Applicable Margin" means (a) for Base Rate Advances, 0% per annum and (b) for Eurodollar Rate Advances, as of any date, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

                -------------------------- -----------------------------
                        Rating Level            Applicable Margin for
                                              Eurodollar Rate Advances
                -------------------------- -----------------------------
                Level 1
                A/A2/A or above                          0.195%
                -------------------------- -----------------------------
                Level 2
                A-/A3/A-                                 0.300%
                -------------------------- -----------------------------
                Level 3
                BBB+/Baa1/BBB+                           0.500%
                -------------------------- -----------------------------
                Level 4
                BBB/Baa2/BBB                             0.600%
                -------------------------- -----------------------------
                Level 5
                Lower than Level 4                       0.800%
                -------------------------- -----------------------------

                "Applicable Percentage" means, as of any date a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

                -------------------------- -----------------------------
                        Rating Level                Applicable
                                                    Percentage
                -------------------------- -----------------------------
                Level 1
                A/A2/A or above                       0.080%
                -------------------------- -----------------------------
                Level 2
                A-/A3/A-                              0.100%
                -------------------------- -----------------------------
                Level 3
                BBB+/Baa1/BBB+                        0.125%
                -------------------------- -----------------------------
                Level 4
                BBB/Baa2/BBB                          0.150%
                -------------------------- -----------------------------
                Level 5
                Lower than Level 4                    0.200%
                -------------------------- -----------------------------

                "Applicable Utilization Fee" means, as of any date that the sum of the aggregate Advances plus the Available Amount of all Letters of Credit exceeds 33 1/3% of the aggregate Revolving Credit Commitments, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

                -------------------------- -----------------------------
                        Rating Level                Applicable
                                                  Utilization Fee
                -------------------------- -----------------------------
                Level 1
                A/A2/A or above                       0.050%
                -------------------------- -----------------------------
                -------------------------- -----------------------------
                Level 2
                A-/A3/A-                              0.100%
                -------------------------- -----------------------------
                Level 3
                BBB+/Baa1/BBB+                        0.125%
                -------------------------- -----------------------------
                Level 4
                BBB/Baa2/BBB                          0.125%
                -------------------------- -----------------------------
                Level 5
                Lower than Level 4                    0.250%
                -------------------------- -----------------------------

                "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit C hereto.

                "Assuming Lender" has the meaning specified in Section
        2.19(c).

                "Assumption Agreement" has the meaning specified in Section 2.19(c).

                "Available Amount" of any Letter of Credit means, at any time, the maximum amount available to be drawn under such Letter of Credit at such time (assuming compliance at such time with all conditions to drawing).

                "Base Rate" means a fluctuating interest rate per annum in effect from time to time, which rate per annum shall at all times be equal to the highest of:

                        (a) the rate of interest announced publicly by Citibank in New York, New York, from time to time, as Citibank's base rate;

                        (b) the sum (adjusted to the nearest 1/4 of 1% or, if there is no nearest 1/4 of 1%, to the next higher 1/4 of 1%) of (i) 1/2 of 1% per annum, plus (ii) the rate obtained by dividing (A) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major United States money market banks, such three-week moving average (adjusted to the basis of a year of 360 days) being determined weekly on each Monday (or, if such day is not a Business Day, on the next succeeding Business Day) for the three-week period ending on the previous Friday by Citibank on the basis of such rates reported by certificate of deposit dealers to and published by the Federal Reserve Bank of New York or, if such publication shall be suspended or terminated, on the basis of quotations for such rates received by Citibank from three New York certificate of deposit dealers of recognized standing selected by Citibank, by (B) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for Citibank with respect to liabilities consisting of or including (among other liabilities) three-month U.S. dollar non-personal time deposits in the United States, plus (iii) the average during such three-week period of the annual assessment rates estimated by Citibank for determining the then current annual assessment payable by Citibank to the Federal Deposit Insurance Corporation (or any successor) for insuring U.S. dollar deposits of Citibank in the United
                States; and

                        (c) 1/2 of one percent per annum above the Federal Funds Rate.

                "Base Rate Advance" means a Revolving Credit Advance that bears interest as provided in Section 2.08(a)(i).

                "Borrowing" means a Revolving Credit Borrowing or a Competitive Bid Borrowing.

                "Business Day" means a day of the year on which banks are not required or authorized by law to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advances or LIBO Rate Advances, on which dealings are carried on in the London interbank market.

                "Capital Lease" means any lease required to be accounted for as a capital lease.

                "Commitment" means a Revolving Credit Commitment or a Letter of Credit Commitment.

                "Competitive Bid Advance" means an advance by a Lender to the Borrower as part of a Competitive Bid Borrowing resulting from the competitive bidding procedure described in Section 2.03 and refers to a Fixed Rate Advance or a LIBO Rate Advance.

                "Competitive Bid Borrowing" means a borrowing consisting of simultaneous Competitive Bid Advances from each of the Lenders whose offer to make one or more Competitive Bid Advances as part of such borrowing has been accepted under the competitive bidding procedure described in Section 2.03.

                "Competitive Bid Note" means a promissory note of the Borrower payable to the order of any Lender, in substantially the form of Exhibit A-2 hereto, evidencing the indebtedness of the Borrower to such Lender resulting from a Competitive Bid Advance made by such Lender.

                "Confidential Information" means information that the Borrower furnishes to the Agent or any Lender in a writing designated as confidential, but does not include any such information that is or becomes generally available to the public or that is or becomes available to the Agent or such Lender from a source other than the Borrower.

                "Consenting Lender" has the meaning specified in Section
        2.19(b).

                "Consolidated" refers to the consolidation of accounts in accordance with GAAP.

                "Consolidated EBITDA" means, for any period, for the Borrower and its Subsidiaries, calculated on a Consolidated basis, the sum of (without duplication) the following: (a) Pretax Net Income (excluding therefrom, to the extent included in determining Pretax Net Income, any items of extraordinary gain, including net gains on the sale of assets other than asset sales in the ordinary course of business, and adding thereto, to the extent included in determining Pretax Net Income, any items of extraordinary loss, including net losses on the sale of assets other than asset sales in the ordinary course of business), plus (b) to the extent included in determining Pretax Net Income, interest expense (including interest expense in respect of Capital Leases), plus (c) to the extent included in determining Pretax Net Income, depreciation and amortization and other non-cash charges, minus (d) to the extent included in determining Pretax Net Income, non-cash credits.

                "Consolidated EBITDAR" means, for any period, for the Borrower and its Subsidiaries, calculated on a Consolidated basis, the sum of (without duplication) the following: (a) Consolidated EBITDA plus (b) to the extent included in determining Pretax Net Income, rental expense (including rental expense in respect of Capital Leases).

                "Consolidated Funded Debt" means, at any date, for the Borrower and its Subsidiaries on a Consolidated basis, Debt of the types described in clauses (a), (b), (c) and (e) of the definition of "Debt".

                "Consolidated Tangible Net Worth" means, at any time, the total Consolidated stockholders' equity less the total amount of Consolidated intangible assets and plus the total amount of any subordinated indebtedness unless already included in stockholders' equity, in each case calculated for the Borrower and its Subsidiaries taken as a whole. Intangible assets shall include unamortized debt discount and expense, unamortized deferred charges and goodwill.

                "Convert", "Conversion" and "Converted" each refers to a conversion of Revolving Credit Advances of one Type into Revolving Credit Advances of the other Type pursuant to Section 2.09 or 2.10.

                "Debt" of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, (b) all obligations of such Person for the deferred purchase price of property or services (other than trade payables not overdue by more than 60 days incurred in the ordinary course of such Person's business), (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, (d) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all obligations of such Person as lessee under Capital Leases, (f) all obligations, contingent or otherwise, of such Person in respect of acceptances, letters of credit or similar extensions of credit, (g) all obligations of such Person in respect of Hedge Agreements, (h) all Debt of others referred to in clauses (a) through (g) above or clause (i) below and other payment obligations guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (1) to pay or purchase such Debt or to advance or supply funds for the payment or purchase of such Debt, (2) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Debt or to assure the holder of such Debt against loss, (3) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or (4) otherwise to assure a creditor against loss, and (i) all Debt referred to in clauses (a) through (h) above secured by (or for which the holder of such Debt has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Debt.

                "Default" means any Event of Default or any event that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

                "Domestic Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on Schedule I hereto or in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

                "Effective Date" has the meaning specified in Section 3.01.

                "Eligible Assignee" means (i) a Lender; (ii) an Affiliate of a Lender and (iii) any other Person approved by the Agent and, unless an Event of Default has occurred and is continuing at the time any assignment is effected in accordance with Section 8.07, the Borrower, such approval not to be unreasonably withheld or delayed; provided, however, that neither the Borrower nor an Affiliate of the Borrower shall qualify as an Eligible Assignee.

                "Environmental Action" means any action, suit, demand, demand letter, claim, notice of non-compliance or violation, notice of liability or potential liability, investigation, proceeding, consent order or consent agreement relating in any way to any Environmental Law, Environmental Permit or Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment, including, without limitation, (a) by any governmental or regulatory authority for enforcement, cleanup, removal, response, remedial or other actions or damages and (b) by any governmental or regulatory authority or any third party for damages, contribution, indemnification, cost recovery, compensation or injunctive relief.

                "Environmental Law" means any federal, state, local or foreign statute, law, ordinance, rule, regulation, code, order, judgment, decree or judicial or agency interpretation, policy or guidance relating to pollution or protection of the environment, health, safety or natural resources, including, without limitation, those relating to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Materials.

                "Environmental Permit" means any permit, approval, identification number, license or other authorization required under any Environmental Law.

                "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

                "ERISA Affiliate" means any Person that for purposes of Title IV of ERISA is a member of the Borrower's controlled group, or under common control with the Borrower, within the meaning of Section 414 of the Internal Revenue Code.

                "ERISA Event" means (a) (i) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, with respect to any Plan unless the 30-day notice requirement with respect to such event has been waived by the PBGC, or (ii) the requirements of subsection (1) of Section 4043(b) of ERISA (without regard to subsection (2) of such Section) are met with respect to a contributing sponsor, as defined in
        Section 4001(a)(13) of ERISA, of a Plan, and an event described in paragraph (9), (10), (11), (12) or (13) of Section 4043(c) of ERISA is reasonably expected to occur with respect to such Plan within the following 30 days; (b) the application for a minimum funding waiver with respect to a Plan; (c) the provision by the administrator of any Plan of a notice of intent to terminate such Plan pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (d) the cessation of operations at a facility of the Borrower or any ERISA Affiliate in the circumstances described in Section 4062(e) of ERISA; (e) the withdrawal by the Borrower or any ERISA Affiliate from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (f) the conditions for the imposition of a lien under Section 302(f) of ERISA shall have been met with respect to any Plan; (g) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to
        Section 307 of ERISA; or (h) the institution by the PBGC of proceedings to terminate a Plan pursuant to Section 4042 of ERISA, or the occurrence of any event or condition described in Section 4042 of ERISA that constitutes grounds for the termination of, or the appointment of a trustee to administer, a Plan.

                "Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

                "Eurodollar Lending Office" means, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto or in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.

                "Eurodollar Rate" means, for any Interest Period for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing (a) the rate per annum (rounded upward to the nearest whole multiple of 1/16 of 1% per annum) appearing on Telerate Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in U.S. dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such Revolving Credit Borrowing to be outstanding during such Interest Period and for a period equal to such Interest Period by (b) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Interest Period. If the Telerate Markets Page 3750 (or any successor page) is unavailable, the Eurodollar Rate for any Interest Period for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.09.

                "Eurodollar Rate Advance" means a Revolving Credit Advance that bears interest as provided in Section 2.08(a)(ii).

                "Eurodollar Rate Reserve Percentage" for any Interest Period for all Eurodollar Rate Advances or LIBO Rate Advances comprising part of the same Borrowing means the reserve percentage applicable two Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar Rate Advances or LIBO Rate Advances is determined) having a term equal to such Interest Period.

                "Events of Default" has the meaning specified in Section 6.01.

                "Extension Date" has the meaning specified in Section 2.19(b).

                "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent.

                "Fitch" means Fitch, Inc.

                "Fixed Rate Advances" has the meaning specified in Section 2.03(a)(i).

                "GAAP" has the meaning specified in Section 1.03.

                "Hazardous Materials" means (a) petroleum and petroleum products, byproducts or breakdown products, radioactive materials, asbestos-containing materials, polychlorinated biphenyls and radon gas and (b) any other chemicals, materials or substances designated, classified or regulated as hazardous or toxic or as a pollutant or contaminant under any Environmental Law.

                "Hedge Agreements" means interest rate swap, cap or collar agreements, interest rate future or option contracts, currency swap agreements, currency future or option contracts and other similar agreements.

                "Information Memorandum" means the information memorandum dated May 14, 2002 used by the Agent in connection with the syndication of the Commitments.

                "Interest Period" means, for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing and each LIBO Rate Advance comprising part of the same Competitive Bid Borrowing, the period commencing on the date of such Eurodollar Rate Advance or LIBO Rate Advance or the date of the Conversion of any Base Rate Advance into such Eurodollar Rate Advance and ending on the last day of the period selected by the Borrower pursuant to the provisions below and, thereafter, with respect to Eurodollar Rate Advances, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three or six months, as the Borrower may, upon notice received by the Agent not later than 12:00 noon (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, that:

                        (a) the Borrower may not select any Interest Period that ends after the Termination Date;

                        (b) Interest Periods commencing on the same date for Eurodollar Rate Advances comprising part of the same Revolving Credit Borrowing or for LIBO Rate Advances comprising part of the same Competitive Bid Borrowing shall be of the same duration;

                        (c) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, however, that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

                        (d) whenever the first day of any Interest Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

                "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

                "Issuing Bank" means each Initial Issuing Bank or any Eligible Assignee to which a portion of the Letter of Credit Commitment hereunder has been assigned pursuant to Section 8.07 so long as such Eligible Assignee expressly agrees to perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as an Issuing Bank and notifies the Agent of its Applicable Lending Office (which information shall be recorded by the Agent in the Register), for so long as such Initial Issuing Bank or Eligible Assignee, as the case may be, shall have a Letter of Credit Commitment.

                "Investment" in any Person means any loan or advance to such Person, any purchase or other acquisition of any capital stock, warrants, rights, options, obligations or other securities or all or substantially all of the assets of such Person, any capital contribution to such Person or any other investment in such Person, including, without limitation, any arrangement pursuant to which the investor incurs Debt of the types referred to in clauses (h) and (i) of the definition of "Debt" in respect of such Person.

                "L/C Cash Collateral Account" means an interest bearing cash collateral account to be established and maintained by the Agent, over which the Agent shall have sole dominion and control, upon terms as may be satisfactory to the Agent.

                "L/C Related Documents" has the meaning specified in
        Section 2.08(b)(i).

                "Lenders" means the Initial Lenders, the Issuing Banks, each Assuming Lender that shall become a party hereto pursuant to Section
        2.19 and each Person that shall become a party hereto pursuant to
        Section 8.07.

                "Letter of Credit" has the meaning specified in
        Section 2.01(b).

                "Letter of Credit Agreement" has the meaning specified in
        Section 2.04(a).

                "Letter of Credit Commitment" means, with respect to each Initial Issuing Bank, the amount set forth opposite such Initial Issuing Bank's name on the signature pages hereto under the caption "Letter of Credit Commitment" or, if such Initial Issuing Bank has entered into one or more Assignment and Acceptances, the amount set forth for such Issuing Bank in the Register maintained by the Agent pursuant to Section 8.07(d) as such Issuing Bank's "Letter of Credit Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.07.

                "Letter of Credit Facility" means, at any time, an amount equal to the lesser of (a) the amount of the Issuing Banks' Letter of Credit Commitments at such time and (b) $100,000,000, as such amount may be reduced at or prior to such time pursuant to Section 2.07.

                "LIBO Rate" means, for any Interest Period for all LIBO Rate Advances comprising part of the same Competitive Bid Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing (a) the rate per annum (rounded upward to the nearest whole multiple of 1/16 of 1% per annum) appearing on Telerate Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in U.S. dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to the amount that would be the Reference Banks' respective ratable shares of such Borrowing if such Borrowing were to be a Revolving Credit Borrowing to be outstanding during such Interest Period and for a period equal to such Interest Period by (b) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Interest Period. If the Telerate Markets Page 3750 (or any successor page) is unavailable, the LIBO Rate for any Interest Period for each LIBO Rate Advance comprising part of the same Competitive Bid Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period, subject, however, to the provisions of Section 2.09.

                "LIBO Rate Advance" means a Competitive Bid Advance bearing interest based on the LIBO Rate.

                "Lien" means any lien, security interest or other charge or encumbrance of any kind, or any other type of preferential arrangement, including, without limitation, the lien or retained security title of a conditional vendor and any easement, right of way or other encumbrance on title to real property.

                "Marketable Securities" means any of the following, to the extent owned by the Borrower or any of its Subsidiaries free and clear of all Liens and having a maturity of not greater than 360 days from the date of acquisition thereof: (a) readily marketable direct obligations of the Government of the United States or any agency or instrumentality thereof or obligations unconditionally guaranteed by the full faith and credit of the Government of the United States, (b) certificates of deposit of or time deposits with any commercial bank that is a Lender or a member of the Federal Reserve System, issues (or the parent of which issues) commercial paper rated as described in clause (c), is organized or licensed under the laws of the United States or any State thereof and has combined capital and surplus of at least $1 billion, (c) commercial paper in an aggregate amount of no more than $10,000,000 per issuer outstanding at any time, issued by any corporation organized under the laws of any State of the United States and rated at least "Prime-1" (or the then equivalent grade) by Moody's, "A-1" (or the then equivalent grade) by S&P or F-1 (or the then equivalent grade) by Fitch or (d) money market mutual funds with a minimum of $500,000,000 net asset value rated at least Aaa by Moody's, AAA by S&P or AAA by Fitch.

                "Material Adverse Change" means any material adverse change in the business, condition (financial or otherwise), operations, performance, properties or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole.

                "Material Adverse Effect" means a material adverse effect on
        (a) the business, condition (financial or otherwise), operations, performance, properties or prospects of the Borrower or the Borrower and its Subsidiaries taken as a whole, (b) the rights and remedies of the Agent or any Lender under this Agreement or any Note or (c) the ability of the Borrower to perform its obligations under this Agreement or any Note.

                "Moody's" means Moody's Investors Service, Inc.

                "Multiemployer Plan" means a multiemployer plan, as defined in
        Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

                "Multiple Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any ERISA Affiliate and at least one Person other than the Borrower and the ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

                "Non-Consenting Lender" has the meaning specified in
        Section 2.19(b).

                "Note" means a Revolving Credit Note or a Competitive Bid Note.

                "Notice of Competitive Bid Borrowing" has the meaning specified in Section 2.03(a).

                "Notice of Revolving Credit Borrowing" has the meaning specified in Section 2.02(a).

                "PBGC" means the Pension Benefit Guaranty Corporation (or any successor).

                "Permitted Liens" means such of the following as to which no enforcement, collection, execution, levy or foreclosure proceeding shall have been commenced: (a) Liens for taxes, assessments and governmental charges or levies to the extent not required to be paid under Section 5.01(b) hereof; (b) Liens imposed by law, such as materialmen's, mechanics', carriers', workmen's and repairmen's Liens and other similar Liens arising in the ordinary course of business securing obligations that are not overdue for a period of more than 90 days; (c) pledges or deposits to secure obligations under workers' compensation laws or similar legislation or to secure public or statutory obligations; and (d) easements, rights of way and other encumbrances on title to real property that do not render title to the property encumbered thereby unmarketable or materially adversely affect the use of such property for its present purposes.

                "Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture, limited liability company or other entity, or a government or any political subdivision or agency thereof.

                "Plan" means a Single Employer Plan or a Multiple Employer Plan.

                "Pretax Net Income" means, for any period, net income (or loss) before taxes of the Borrower and its Subsidiaries, on a Consolidated basis for such period taken as a single accounting period, excluding, however, net income (or loss) attributable to any Person (other than the Borrower or any of its Subsidiaries) in which the Borrower or any of its Subsidiaries has a minority interest, except to the extent of the amount of cash dividends or other cash distributions actually paid to the Borrower or such Subsidiary by such other Person.

                "Pro Rata Share" of any amount means, with respect to any Lender at any time, the product of such amount times a fraction the numerator of which is the amount of such Lender's Revolving Credit Commitment at such time (or, if the Revolving Credit Commitments shall have been terminated pursuant to Section 2.07 or 6.01, such Lender's Revolving Credit Commitment as in effect immediately prior to such termination) and the denominator of which is the aggregate amount of all Revolving Credit Commitments at such time (or, if the Revolving Credit Commitments shall have been terminated pursuant to Section 2.07 or 6.01, the aggregate amount of all Revolving Credit Commitments as in effect immediately prior to such termination).

                "Public Debt Rating" means, as of any date, the rating that has been most recently announced by either S&P, Moody's or Fitch, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Borrower or, if any such rating agency shall have issued more than one such rating, the lowest such rating issued by such rating agency. For purposes of the foregoing, (a) if only one of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the available rating; (b) if none of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee will be set in accordance with Level 5 under the definition of "Applicable Margin", "Applicable Percentage" or "Applicable Utilization Fee", as the case may be; (c) if only two of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the higher rating unless such ratings differ by two or more levels, in which case the applicable level will be deemed to be one level below the higher of such levels, (d) if the ratings established by S&P, Moody's and Fitch shall fall within different levels, and two of the three are within the same level, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of those two such agencies and the ratings of no two agencies fall within the same level, the rating of the agency that is neither the highest nor the lowest shall apply and the Applicable, Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of that agency; (e) if any rating established by S&P, Moody's or Fitch shall be changed, such change shall be effective as of the date on which such change is first announced publicly by the rating agency making such change; and (f) if S&P, Moody's or Fitch shall change the basis on which ratings are established, each reference to the Public Debt Rating announced by S&P, Moody's or Fitch, as the case may be, shall refer to the then equivalent rating by S&P, Moody's or Fitch, as the case may be.

                "Rating Level" means, as of any date of determination, the numerically lowest level set forth below as then in effect, as determined in accordance with the following provisions of this definition:

        Level 1 The Public Debt Rating is A, A2 or A or better by two of S&P, Moody's and Fitch, respectively;

        Level 2 The Public Debt Rating is A-, A3 or A- by two of S&P, Moody's and Fitch, respectively;

        Level 3 The Public Debt Rating is BBB+, Baa1 or BBB+ by two of S&P, Moody's and Fitch, respectively;

        Level 4 The Public Debt Rating is BBB, Baa2 or BBB by two of S&P, Moody's and Fitch, respectively;

        Level 5         The Public Debt Rating is lower than Level 4.

                "Reference Banks" means Citibank, Bank of America, N.A. and Fleet National Bank.

                "Register" has the meaning specified in Section 8.07(d).

                "Required Lenders" means at any time Lenders owed at least a majority in interest of the then aggregate unpaid principal amount of the Revolving Credit Advances owing to Lenders or, if no such principal amount is then outstanding, Lenders having at least a majority in interest of the Revolving Credit Commitments.

                "Revolving Credit Advance" means an advance by a Lender to the Borrower as part of a Revolving Credit Borrowing and refers to a Base Rate Advance or a Eurodollar Rate Advance (each of which shall be a "Type" of Revolving Credit Advance).

                "Revolving Credit Borrowing" means a borrowing consisting of simultaneous Revolving Credit Advances of the same Type made by each of the Lenders pursuant to Section 2.01.

                "Revolving Credit Commitment" means, with respect to any Lender at any time, the amount set forth opposite such Lender's name on the signature pages hereto under the caption "Revolving Credit Commitment" or, if such Lender has entered into one or more Assignment and Acceptances, set forth for such Lender in the Register maintained by the Agent pursuant to Section 8.07(d) as such Lender's "Revolving Credit Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.06.

                "Revolving Credit Note" means a promissory note of the Borrower payable to the order of any Lender, delivered pursuant to a request made under Section 2.17 in substantially the form of Exhibit A-1 hereto, evidencing the aggregate indebtedness of the Borrower to such Lender resulting from the Revolving Credit Advances made by such Lender.

                "S&P" means Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

                "Single Employer Plan" means a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Borrower or any ERISA Affiliate and no Person other than the Borrower and the ERISA Affiliates or (b) was so maintained and in respect of which the Borrower or any ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

                "Subsidiary" of any Person means any corporation, partnership, joint venture, limited liability company, trust or estate of which (or in which) more than 50% of (a) the issued and outstanding capital stock having ordinary voting power to elect a majority of the Board of Directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency), (b) the interest in the capital or profits of such limited liability company, partnership or joint venture or (c) the beneficial interest in such trust or estate is at the time directly or indirectly owned or controlled by such Person, by such Person and one or more of its other Subsidiaries or by one or more of such Person's other Subsidiaries.

                "Termination Date" means the earlier of (a) June 19, 2007, subject to the extension thereof pursuant to Section 2.19 and (b) the date of termination in whole of the Commitments pursuant to Section
        2.06 or 6.01; provided, however, that the Termination Date of any Lender that is a Non-Consenting Lender to any requested extension pursuant to Section 2.19 shall be the Termination Date in effect immediately prior to the applicable Extension Date for all purposes of this Agreement.

                "Unused Commitment" means, with respect to each Lender at any time, (a) such Lender's Revolving Credit Commitment at such time minus
        (b) the sum of (i) the aggregate principal amount of all Revolving Credit Advances made by such Lender (in its capacity as a Lender) and outstanding at such time, plus (ii) such Lender's Pro Rata Share of (A) the aggregate Available Amount of all the Letters of Credit outstanding at such time, (B) the aggregate principal amount of all Revolving Credit Advances made by each Issuing Bank pursuant to Section 2.04(c) that have not been ratably funded by such Lender and outstanding at such time and (C) the aggregate principal amount of Competitive Bid Advances then outstanding.

                "Usage" means, at any time the sum of the aggregate principal amount of the Advances then outstanding plus the Available Amount of the outstanding Letters of Credit.

                "Voting Stock" means capital stock issued by a corporation, or equivalent interests in any other Person, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even if the right so to vote has been suspended by the happening of such a contingency.

                SECTION 1.02. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding".

                SECTION 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in
        Section 4.01(e) ("GAAP").

                                   ARTICLE II

                        AMOUNTS AND TERMS OF THE ADVANCES

                SECTION 2.01. The Revolving Credit Advances and Letters of Credit. (a) Revolving Credit Advances. Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make Revolving Credit Advances to the Borrower from time to time on any Business Day during the period from the Effective Date until the Termination Date in an aggregate amount not to exceed at any time such Lender's Unused Commitment at such time. Each Revolving Credit Borrowing shall be in an aggregate amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and shall consist of Revolving Credit Advances of the same Type made on the same day by the Lenders ratably according to their respective Revolving Credit Commitments. Within the limits of each Lender's Revolving Credit Commitment, the Borrower may borrow under this Section 2.01, prepay pursuant to Section 2.11 and reborrow under this Section 2.01.

                (b) Letters of Credit. Each Issuing Bank agrees, on the terms and conditions hereinafter set forth, in reliance upon the agreements of the other Lenders set forth in this Agreement, to issue letters of credit (each, a "Letter of Credit") for the account of the Borrower from time to time on any Business Day during the period from the Effective Date until 30 days before the Termination Date in an aggregate Available Amount (i) for all Letters of Credit issued by each Issuing Bank not to exceed at any time the lesser of (x) the Letter of Credit Facility at such time and (y) such Issuing Bank's Letter of Credit Commitment at such time and (ii) for each such Letter of Credit not to exceed an amount equal to the Unused Commitments of the Lenders at such time. No Letter of Credit shall have an expiration date (including all rights of the Borrower or the beneficiary to require renewal) later than 10 Business Days before the Termination Date. Within the limits referred to above, the Borrower may request the issuance of Letters of Credit under this Section 2.01(b), repay any Revolving Credit Advances resulting from drawings thereunder pursuant to
Section 2.04(c) and request the issuance of additional Letters of Credit under this Section 2.01(b).

                SECTION 2.02. Making the Revolving Credit Advances. (a) Each Revolving Credit Borrowing shall be made on notice, given not later than (x) 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed Revolving Credit Borrowing in the case of a Revolving Credit Borrowing consisting of Eurodollar Rate Advances or (y) 12:00 noon (New York City time) on the date of the proposed Revolving Credit Borrowing in the case of a Revolving Credit Borrowing consisting of Base Rate Advances, by the Borrower to the Agent, which shall give to each Lender prompt notice thereof by telecopier or telex. Each such notice of a Revolving Credit Borrowing (a "Notice of Revolving Credit Borrowing") shall be by telephone, confirmed immediately in writing, or telecopier or telex in substantially the form of Exhibit B-1 hereto, specifying therein the requested (i) date of such Revolving Credit Borrowing,
(ii) Type of Advances comprising such Revolving Credit Borrowing, (iii) aggregate amount of such Revolving Credit Borrowing, and (iv) in the case of a Revolving Credit Borrowing consisting of Eurodollar Rate Advances, initial Interest Period for each such Revolving Credit Advance. Each Lender shall, before 1:00 P.M. (New York City time) on the date of such Revolving Credit Borrowing make available for the account of its Applicable Lending Office to the Agent at the Agent's Account, in same day funds, such Lender's ratable portion of such Revolving Credit Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Agent will make such funds available to the Borrower at the Agent's address referred to in Section 8.02.

                (b) Anything in subsection (a) above to the contrary notwithstanding, the Borrower may not select Eurodollar Rate Advances for any Revolving Credit Borrowing if the aggregate amount of such Revolving Credit Borrowing is less than $5,000,000 or if the obligation of the Lenders to make Eurodollar Rate Advances shall then be suspended pursuant to Section 2.09 or 2.13.

                (c) Each Notice of Revolving Credit Borrowing shall be irrevocable and binding on the Borrower. In the case of any Revolving Credit Borrowing that the related Notice of Revolving Credit Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of Revolving Credit Borrowing for such Revolving Credit Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Revolving Credit Advance to be made by such Lender as part of such Revolving Credit Borrowing when such Revolving Credit Advance, as a result of such failure, is not made on such date. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining funds for the Revolving Credit Advance not borrowed, to the last day of the Interest Period for such Revolving Credit Advance which would have commenced on the date of such failure to borrow over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds not borrowed.

                (d) Unless the Agent shall have received notice from a Lender prior to the time of any Revolving Credit Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such Revolving Credit Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Revolving Credit Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have so made such ratable portion available to the Agent, such Lender and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at (i) in the case of the Borrower, the interest rate applicable at the time to Revolving Credit Advances comprising such Revolving Credit Borrowing and
(ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Revolving Credit Advance as part of such Revolving Credit Borrowing for purposes of this Agreement.

                (e) The failure of any Lender to make the Revolving Credit Advance to be made by it as part of any Revolving Credit Borrowing shall not relieve any other Lender of its obligation hereunder to make its Revolving Credit Advance on the date of such Revolving Credit Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Revolving Credit Advance to be made by such other Lender on the date of any Revolving Credit Borrowing.

                SECTION 2.03. The Competitive Bid Advances. (a) Each Lender severally agrees that the Borrower may make Competitive Bid Borrowings under this Section 2.03 from time to time on any Business Day during the period from the date hereof until the date occurring 30 days prior to the Termination Date in the manner set forth below; provided that, following the making of each Competitive Bid Borrowing, the Usage shall not exceed the aggregate amount of the Revolving Credit Commitments of the Lenders.

                (i) The Borrower may request a Competitive Bid Borrowing under this Section 2.03 by delivering to the Agent, by telecopier or telex, a notice of a Competitive Bid Borrowing (a "Notice of Competitive Bid Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying therein the requested (v) date of such proposed Competitive Bid Borrowing, (w) aggregate amount of such proposed Competitive Bid Borrowing, (x) in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, Interest Period, or in the case of a Competitive
        Bid Borrowing consisting of Fixed Rate Advances, maturity date for repayment of each Fixed Rate Advance to be made as part of such Competitive Bid Borrowing (which maturity date may not be earlier than the date occurring 7 days after the date of such Competitive Bid Borrowing or later than the earlier of (I) 180 days after the date of such Competitive Bid Borrowing and (II) the Termination Date), (y) interest payment date or dates relating thereto, and (z) other terms
        (if any) to be applicable to such Competitive Bid Borrowing, not later than 11:00 A.M. (New York City time) (A) at least one Business Day prior to the date of the proposed Competitive Bid Borrowing, if the Borrower shall specify in the Notice of Competitive Bid Borrowing that the rates of interest to be offered by the Lenders shall be fixed rates per annum (the Advances comprising any such Competitive Bid Borrowing being referred to herein as "Fixed Rate Advances") and (B) at least four Business Days prior to the date of the proposed Competitive Bid Borrowing, if the Borrower shall instead specify in the Notice of Competitive Bid Borrowing that the Advances comprising such Competitive Bid Borrowing shall be LIBO Rate Advances. Each Notice of Competitive Bid Borrowing shall be irrevocable and binding on the Borrower. The Agent shall in turn promptly notify each Lender of each request for a Competitive Bid Borrowing received by it from the Borrower by sending such Lender a copy of the related Notice of Competitive Bid Borrowing.

                (ii) Each Lender may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more Competitive Bid Advances to the Borrower as part of such proposed Competitive Bid Borrowing at a rate or rates of interest specified by such Lender in its sole discretion, by notifying the Agent (which shall give prompt notice thereof to the Borrower), (A) before 10:30 A.M. (New York City time) on the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of Fixed Rate Advances and (B) before 11:00 A.M. (New York City time) three Business Days before the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, of the minimum amount and maximum amount of each Competitive Bid Advance which such Lender would be willing to make as part of such proposed Competitive Bid Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.03(a), exceed such Lender's Commitment), the rate or rates of interest therefor and such Lender's Applicable Lending Office with respect to such Competitive Bid Advance; provided that if the Agent in its capacity as a Lender shall, in its sole discretion, elect to make any such offer, it shall notify the Borrower of such offer at least 30 minutes before the time and on the date on which notice of such election is to be given to the Agent, by the other Lenders. If any Lender shall elect not to make such an offer, such Lender shall so notify the Agent before 11:00 A.M. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders, and such Lender shall not be obligated to, and shall not, make any Competitive Bid Advance as part of such Competitive Bid Borrowing; provided that the failure by any Lender to give such notice shall not cause such Lender to be obligated to make any Competitive Bid Advance as part of such proposed Competitive Bid Borrowing.

                (iii) The Borrower shall, in turn, (A) before 11:30 A.M. (New York City time) on the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of Fixed Rate Advances and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed Competitive Bid Borrowing, in the case of a Competitive Bid Borrowing consisting of LIBO Rate Advances, either:

                        (x) cancel such Competitive Bid Borrowing by giving the Agent notice to that effect, or

                        (y) accept one or more of the offers made by any Lender or Lenders pursuant to paragraph (ii) above, in its sole discretion, by giving notice to the Agent of the amount of each Competitive Bid Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Agent on behalf of such Lender for such Competitive Bid Advance pursuant to paragraph (ii) above) to be made by each Lender as part of such Competitive Bid Borrowing, and reject any remaining offers made by Lenders pursuant to paragraph (ii) above by giving the Agent notice to that effect. The Borrower shall accept the offers made by any Lender or Lenders to make Competitive Bid Advances in order of the lowest to the highest rates of interest offered by such Lenders. If two or more Lenders have offered the same interest rate, the amount to be borrowed at such interest rate will be allocated among such Lenders in proportion to the amount that each such Lender offered at such interest rate.

                (iv) If the Borrower notifies the Agent that such Competitive Bid Borrowing is cancelled pursuant to paragraph (iii)(x) above, the Agent shall give prompt notice thereof to the Lenders and such Competitive Bid Borrowing shall not be made.

                (v) If the Borrower accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph (iii)(y) above, the Agent shall in turn promptly notify (A) each Lender that has made an offer as described in paragraph (ii) above, of the date and aggregate amount of such Competitive Bid Borrowing and whether or not any offer or offers made by such Lender pursuant to paragraph (ii) above have been accepted by the Borrower, (B) each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing, of the amount of each Competitive Bid Advance to be made by such Lender as part of such Competitive Bid Borrowing, and (C) each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing, upon receipt, that the Agent has received forms of documents appearing to fulfill the applicable conditions set forth in Article III. Each Lender that is to make a Competitive Bid Advance as part of such Competitive Bid Borrowing shall, before 1:00 P.M. (New York City time) on the date of such Competitive Bid Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence or any later time when such Lender shall have received notice from the Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at the Agent's Account, in same day funds, such Lender's portion of such Competitive Bid Borrowing. Upon fulfillment of the applicable conditions set forth in Article III and after receipt by the Agent of such funds, the Agent will make such funds available to the Borrower at the Agent's address referred to in Section 8.02. Promptly after each Competitive Bid Borrowing the Agent will notify each Lender of the amount of the Competitive Bid Borrowing and the dates upon which such Competitive Bid Borrowing commenced and will terminate.

                (vi) If the Borrower notifies the Agent that it accepts one or more of the offers made by any Lender or Lenders pursuant to paragraph (iii)(y) above, such notice of acceptance shall be irrevocable and binding on the Borrower. The Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in the related Notice of Competitive Bid Borrowing for such Competitive Bid Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Competitive Bid Advance to be made by such Lender as part of such Competitive Bid Borrowing when such Competitive Bid Advance, as a result of such failure, is not made on such date. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining funds for the Competitive Bid Advance not borrowed, to the last day of the Interest Period for such Competitive Bid Advance which would have commenced on the date of such failure to borrow over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds not borrowed.

                (b) Each Competitive Bid Borrowing shall be in an aggregate amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and, following the making of each Competitive Bid Borrowing, the Borrower shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above.

                (c) Within the limits and on the conditions set forth in this Section 2.03, the Borrower may from time to time borrow under this Section 2.03, repay or prepay pursuant to subsection (d) below, and reborrow under this
Section 2.03, provided that a Competitive Bid Borrowing shall not be made within three Business Days of the date of any other Competitive Bid Borrowing.

                (d) The Borrower shall repay to the Agent for the account of each Lender that has made a Competitive Bid Advance, on the maturity date of each Competitive Bid Advance (such maturity date being that specified by the Borrower for repayment of such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above and provided in the Competitive Bid Note evidencing such Competitive Bid Advance), the then unpaid principal amount of such Competitive Bid Advance. The Borrower shall have no right to prepay any principal amount of any Competitive Bid Advance unless, and then only on the terms, specified by the Borrower for such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above and set forth in the Competitive Bid Note evidencing such Competitive Bid Advance.

                (e) The Borrower shall pay interest on the unpaid principal amount of each Competitive Bid Advance from the date of such Competitive Bid Advance to the date the principal amount of such Competitive Bid Advance is repaid in full, at the rate of interest for such Competitive Bid Advance specified by the Lender making such Competitive Bid Advance in its notice with respect thereto delivered pursuant to subsection (a)(ii) above, payable on the interest payment date or dates specified by the Borrower for such Competitive Bid Advance in the related Notice of Competitive Bid Borrowing delivered pursuant to subsection (a)(i) above, as provided in the Competitive Bid Note evidencing such Competitive Bid Advance. Upon the occurrence and during the continuance of an Event of Default under Section 6.01(a), the Borrower shall pay interest on the amount of unpaid principal of and interest on each Competitive Bid Advance owing to a Lender, payable in arrears on the date or dates interest is payable thereon, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on such Competitive Bid Advance under the terms of the Competitive Bid Note evidencing such Competitive Bid Advance unless otherwise agreed in such Competitive Bid Note.

                (f) The indebtedness of the Borrower resulting from each Competitive Bid Advance made to the Borrower as part of a Competitive Bid Borrowing shall be evidenced by a separate Competitive Bid Note of the Borrower payable to the order of the Lender making such Competitive Bid Advance.

                SECTION 2.04. Issuance of and Drawings and Reimbursement Under Letters of Credit. (a) Request for Issuance. (i) Each Letter of Credit shall be issued upon notice, given not later than 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed issuance of such Letter of Credit, by the Borrower to any Issuing Bank, and such Issuing Bank shall give the Agent, prompt notice thereof by telex, telecopier, telephone or cable. Each such notice of issuance of a Letter of Credit (a "Notice of Issuance") shall be by telex, telecopier, telephone or cable, confirmed immediately in writing, specifying therein the requested (A) date of such issuance (which shall be a Business Day), (B) Available Amount of such Letter of Credit, (C) expiration date of such Letter of Credit, (D) name and address of the beneficiary of such Letter of Credit and (E) form of such Letter of Credit, and shall be accompanied by such application and agreement for letter of credit as such Issuing Bank may reasonably specify to the Borrower for use in connection with such requested Letter of Credit (a "Letter of Credit Agreement"). If the requested form of such Letter of Credit is acceptable to such Issuing Bank in its sole discretion, such Issuing Bank will, upon fulfillment of the applicable conditions set forth in
Article III, make such Letter of Credit available to the Borrower at its office referred to in Section 8.02 or as otherwise agreed with the Borrower in connection with such issuance. In the event and to the extent that the provisions of any Letter of Credit Agreement shall conflict with this Agreement, the provisions of this Agreement shall govern.

                (b) Participations. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the applicable Issuing Bank or the Lenders, such Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from such Issuing Bank, a participation in such Letter of Credit equal to such Lender's Pro Rata Share of the aggregate amount available to be drawn under such Letter of Credit. The Borrower hereby agrees to each such participation. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Agent, for the account of such Issuing Bank, such Lender's Pro Rata Share of each drawing made under a Letter of Credit funded by such Issuing Bank and not reimbursed by the Borrower on the date made, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Revolving Credit Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

                (c) Drawing and Reimbursement. The payment by an Issuing Bank of a draft drawn under any Letter of Credit shall constitute for all purposes of this Agreement the making by any such Issuing Bank of a Revolving Credit Advance, which shall be a Base Rate Advance, in the amount of such draft. Upon written demand by such Issuing Bank, with a copy of such demand to the Agent, each Lender shall pay to the Agent such Lender's Pro Rata Share of such outstanding Revolving Credit Advance, by making available for the account of its Applicable Lending Office to the Agent for the account of such Issuing Bank, by deposit to the Agent's Account, in same day funds, an amount equal to the portion of the outstanding principal amount of such Revolving Credit Advance to be funded by such Lender. Promptly after receipt thereof, the Agent shall transfer such funds to such Issuing Bank. Each Lender agrees to fund its Pro Rata Share of an outstanding Revolving Credit Advance on (i) the Business Day on which demand therefor is made by such Issuing Bank, provided that notice of such demand is given not later than 12:00 noon (New York City time) on such Business Day, or (ii) the first Business Day next succeeding such demand if notice of such demand is given after such time. If and to the extent that any Lender shall not have so made the amount of such Revolving Credit Advance available to the Agent, such Lender agrees to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date of demand by any such Issuing Bank until the date such amount is paid to the Agent, at the Federal Funds Rate for its account or the account of such Issuing Bank, as applicable. If such Lender shall pay to the Agent such amount for the account of any such Issuing Bank on any Business Day, such amount so paid in respect of principal shall constitute a Revolving Credit Advance made by such Lender on such Business Day for purposes of this Agreement, and the outstanding principal amount of the Revolving Credit Advance made by such Issuing Bank shall be reduced by such amount on such Business Day.

                (d) Letter of Credit Reports. Each Issuing Bank shall furnish (A) to the Agent on the first Business Day of each week a written report summarizing issuance and expiration dates of Letters of Credit issued during the previous week and drawings during such week under all Letters of Credit, (B) to each Lender on the first Business Day of each month a written report summarizing issuance and expiration dates of Letters of Credit during the preceding month and drawings during such month under all Letters of Credit and (C) to the Agent and each Lender on the first Business Day of each calendar quarter a written report setting forth the average daily aggregate Available Amount during the preceding calendar quarter of all Letters of Credit.

                (e) Failure to Make Revolving Credit Advances. The failure of any Lender to make the Revolving Credit Advance to be made by it on the date specified in Section 2.04(c) shall not relieve any other Lender of its obligation hereunder to make its Revolving Credit Advance on such date, but no Lender shall be responsible for the failure of any other Lender to make the Revolving Credit Advance to be made by such other Lender on such date.

                SECTION 2.05. Fees. (a) Facility Fee. The Borrower agrees to pay to the Agent for the account of each Lender a facility fee on the aggregate amount of such Lender's Revolving Credit Commitment from the date hereof in the case of each Initial Lender and from the effective date specified in the Assumption Agreement or in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date at a rate per annum equal to the Applicable Percentage in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December, commencing June 30, 2002, and on the Termination Date.

                (b) Letter of Credit Fees (i) The Borrower shall pay to the Agent for the account of each Lender a commission on such Lender's Pro Rata Share of the average daily aggregate Available Amount of all Letters of Credit outstanding from time to time at a rate per annum equal to the Applicable Margin for Eurocurrency Rate Advances in effect from time to time plus the Applicable Utilization Fee, if any, payable in arrears quarterly on the last day of each March, June, September and December, commencing June 30, 2002, and on the Termination Date.

                (ii) The Borrower shall pay to each Issuing Bank, for its own account, such commissions, issuance fees, fronting fees, transfer fees and other fees and charges in connection with the issuance or administration of each Letter of Credit as the Borrower and such Issuing Bank shall agree.

                (c) Agent's Fees. The Borrower shall pay to the Agent for its own account such fees as may from time to time be agreed between the Borrower and the Agent.

                SECTION 2.06. Optional Termination or Reduction of the Commitments. The Borrower shall have the right, upon at least three Business Days' notice to the Agent, to terminate in whole or permanently reduce ratably in part the Unused Commitments of the Lenders, provided that each partial reduction shall be in the aggregate amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof.

                SECTION  2.07.  Repayment  of Revolving  Credit  Advances.
(a) The Borrower shall repay to the Agent for the ratable account of the Lenders on the Termination Date the aggregate principal amount of the Revolving Credit Advances then outstanding.

                (b) The obligations of the Borrower under this Agreement, any Letter of Credit Agreement and any other agreement or instrument relating to any Letter of Credit shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, such Letter of Credit Agreement and such other agreement or instrument under all circumstances, including, without limitation, the following circumstances (it being understood that any such payment by the Borrower is without prejudice to, and does not constitute a waiver of, any rights the Borrower might have or might acquire as a result of the payment by any Lender of any draft or the reimbursement by the Borrower thereof):

                (i) any lack of validity or enforceability of this Agreement, any Note, any Letter of Credit Agreement, any Letter of Credit or any other agreement or instrument relating thereto (all of the foregoing being, collectively, the "L/C Related Documents");

                (ii) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of the Borrower in respect of any L/C Related Document or any other amendment or waiver of or any consent to departure from all or any of the L/C Related Documents;

                (iii) the existence of any claim, set-off, defense or other right that the Borrower may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Persons for which any such beneficiary or any such transferee may be acting), any Issuing Bank, any Agent, any Lender or any other Person, whether in connection with the transactions contemplated by the L/C Related Documents or any unrelated transaction;

                (iv) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                (v) payment by any Issuing Bank under a Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit;

                (vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any guarantee, for all or any of the obligations of the Borrower in respect of the L/C Related Documents; or

                (vii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including, without limitation, any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Borrower or a guarantor.

                SECTION 2.08. Interest on Revolving Credit Advances.
(a) Scheduled Interest. The Borrower shall pay interest on the unpaid principal amount of each Revolving Credit Advance owing to each Lender from the date of such Revolving Credit Advance until such principal amount shall be paid in full, at the following rates per annum:

                (i) Base Rate Advances. During such periods as such Revolving Credit Advance is a Base Rate Advance, a rate per annum equal at all times to the sum of (x) the Base Rate in effect from time to time plus (y) the Applicable Margin in effect from time to time plus (z) the Applicable Utilization Fee in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December during such periods and on the date such Base Rate Advance shall be Converted or paid in full.

                (ii) Eurodollar Rate Advances. During such periods as such Revolving Credit Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during each Interest Period for such Revolving Credit Advance to the sum of (x) the Eurodollar Rate for such Interest Period for such Revolving Credit Advance plus (y) the Applicable Margin in effect from time to time plus (z) the Applicable Utilization Fee in effect from time to time, payable in arrears on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day that occurs during such Interest Period every three months from the first day of such Interest Period and on the date such Eurodollar Rate Advance shall be Converted or paid in full.

                (b) Default Interest. Upon the occurrence and during the continuance of an Event of Default under Section 6.01(a), the Agent may, and upon the request of the Required Lenders shall, require the Borrower to pay interest ("Default Interest") on (i) the unpaid principal amount of each Revolving Credit Advance owing to each Lender, payable in arrears on the dates referred to in clause (a)(i) or (a)(ii) above, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on such Revolving Credit Advance pursuant to clause (a)(i) or (a)(ii) above and (ii) to the fullest extent permitted by law, the amount of any interest, fee or other amount payable hereunder that is not paid when due, from the date such amount shall be due until such amount shall be paid in full, payable in arrears on the date such amount shall be paid in full and on demand, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on Base Rate Advances pursuant to clause (a)(i) above, provided, however, that following acceleration of the Advances pursuant to Section 6.01, Default
Interest shall accrue and be payable hereunder whether or not previously required by the Agent.

                SECTION 2.09. Interest Rate Determination. (a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Eurodollar Rate and each LIBO Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. The Agent shall give prompt notice to the Borrower and the Lenders of the applicable interest rate determined by the Agent for purposes of
Section 2.08(a)(i) or (ii), and the rate, if any, furnished by each Reference Bank for the purpose of determining the interest rate under Section 2.08(a)(ii).

                (b) If, with respect to any Eurodollar Rate Advances, the Required Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Advances will not adequately reflect the cost to such Required Lenders of making, funding or maintaining their respective Eurodollar Rate Advances for such Interest Period, the Agent shall forthwith so notify the Borrower and the Lenders, whereupon (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and (ii) the obligation of the Lenders to make, or to Convert Revolving Credit Advances into, Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

                (c) If the Borrower shall fail to select the duration of any Interest Period for any Eurodollar Rate Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Agent will forthwith so notify the Borrower and the Lenders and such Advances will automatically, on the last day of the then existing Interest Period therefor, have a subsequent Interest Period of one month.

                (d) Upon the occurrence and during the continuance of any Event of Default, (i) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended.

                (e) If Telerate Markets Page 3750 is unavailable and fewer than two Reference Banks furnish timely information to the Agent for determining the Eurodollar Rate or LIBO Rate for any Eurodollar Rate Advances or LIBO Rate Advances, as the case may be,

                (i) the Agent shall forthwith notify the Borrower and the Lenders that the interest rate cannot be determined for such Eurodollar Rate Advances or LIBO Rate Advances, as the case may be,

                (ii) with respect to Eurodollar Rate Advances, each such Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if such Advance is then a Base Rate Advance, will continue as a Base Rate Advance), and

                (iii) the obligation of the Lenders to make Eurodollar Rate Advances or LIBO Rate Advances or to Convert Revolving Credit Advances into Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

                SECTION 2.10. Optional Conversion of Revolving Credit
Advances. The Borrower may on any Business Day, upon notice given to the Agent not later than 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections
2.09 and 2.13, Convert all Revolving Credit Advances of one Type comprising the same Borrowing into Revolving Credit Advances of the other Type; provided, however, that any Conversion of Eurodollar Rate Advances into Base Rate Advances shall be made only on the last day of an Interest Period for such Eurodollar Rate Advances and any Conversion of Base Rate Advances into Eurodollar Rate Advances shall be in an amount not less than the minimum amount specified in
Section 2.02(b). Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the Revolving Credit Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate Advances, the duration of the initial Interest Period for each such Advance. Each notice of Conversion shall be irrevocable and binding on the Borrower.

                SECTION 2.11. Prepayments of Revolving Credit Advances. The Borrower may, upon notice at least two Business Days' prior to the date of such prepayment, in the case of Eurodollar Rate Advances, and not later than 12:00 noon (New York City time) on the date of such prepayment, in the case of Base Rate Advances, to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given the Borrower shall, prepay the outstanding principal amount of the Revolving Credit Advances comprising part of the same Revolving Credit Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, that (x) each partial prepayment shall be in an aggregate principal amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof and (y) in the event of any such prepayment of a Eurodollar Rate Advance, the Borrower shall be obligated to reimburse the Lenders in respect thereof pursuant to Section 8.04(c).

                SECTION 2.12. Increased Costs. (a) If, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining Eurodollar Rate Advances or LIBO Rate Advances or of agreeing to issue or of issuing or maintaining or participating in Letters of Credit (excluding for purposes of this Section 2.12 any such increased costs resulting from (i) Taxes or Other Taxes (as to which Section 2.15 shall govern) and (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or by the foreign jurisdiction or state under the laws of which such Lender is organized or has its Applicable Lending Office or any political subdivision thereof), then the Borrower shall from time to time, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender additional amounts sufficient to compensate such Lender for such increased cost. A certificate as to the amount of such increased cost, submitted to the Borrower and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

                (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's commitment to lend hereunder and other commitments of this type, then, upon demand by such Lender (with a copy of such demand to the Agent), the Borrower shall pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend hereunder. A certificate as to such amounts submitted to the Borrower and the Agent by such Lender shall be conclusive and binding for all purposes, absent manifest error.

                SECTION 2.13. Illegality. Notwithstanding any other provision of this Agreement, if any Lender shall notify the Agent that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender or its Eurodollar Lending Office to perform its obligations hereunder to make Eurodollar Rate Advances or LIBO Rate Advances or to fund or maintain Eurodollar Rate Advances or LIBO Rate Advances hereunder,
(a) each Eurodollar Rate Advance or LIBO Rate Advance, as the case may be, will automatically, upon such demand, Convert into a Base Rate Advance or an Advance that bears interest at the rate set forth in Section 2.08(a)(i), as the case may be, and (b) the obligation of the Lenders to make Eurodollar Rate Advances or LIBO Rate Advances or to Convert Revolving Credit Advances into Eurodollar Rate Advances shall be suspended until the Agent shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist; provided, however, that before making any such demand, each Lender agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Eurodollar Lending Office if the making of such a designation would allow such Lender or its Eurodollar Lending Office to continue to perform its obligations to make Eurodollar Rate Advances or to continue to fund or maintain Eurodollar Rate Advances and would not, in the judgment of such Lender, be otherwise disadvantageous to such Lender.

                SECTION 2.14. Payments and Computations. (a) The Borrower shall make each payment hereunder, irrespective of any right of counterclaim or set-off, not later than 12:00 noon (New York City time) on the day when due in U.S. dollars to the Agent at the Agent's Account in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal, interest, facility fees or letter of credit commissions ratably (other than amounts payable pursuant to Section 2.03, 2.12, 2.15 or 8.04(c)) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. Upon any Assuming Lender becoming a Lender hereunder as a result of an extension of the Termination Date pursuant to Section 2.19, and upon the Agent's receipt of such Lender's Assumption Agreement and recording of the information contained therein in the Register, from and after the applicable Extension Date, the Agent shall make all payments hereunder and under any Notes issued in connection therewith in respect of the interest assumed thereby to the Assuming Lender. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to Section 8.07(c), from and after the effective date specified in such Assignment and Acceptance, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

                (b) The Borrower hereby authorizes each Lender, if and to the extent payment owed to such Lender is not made by the Borrower to the Agent when due hereunder or under the Note held by such Lender, to charge from time to time against any or all of the Borrower's accounts with such Lender any amount so due.

                (c) All computations of interest based on clause (i) of the definition of Base Rate shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate, the LIBO Rate, the Federal Funds Rate or clause (ii) of the definition of Base Rate or in respect of Fixed Rate Advances and of fees and Letter of Credit commissions shall be made by the Agent on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest, fees or commissions are payable. Each determination by the Agent of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

                (d) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, provided, however, that, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances or LIBO Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day, and such extension or decrease of time shall in such case be included in the computation of payment of interest, fee or commission, as the case may be.

                (e) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Lenders hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower shall not have so made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

                SECTION 2.15. Taxes. (a) Any and all payments by the Borrower to or for the account of any Lender or the Agent hereunder or under the Notes or any other documents to be delivered hereunder shall be made, in accordance with
Section 2.14 or the applicable provisions of such other documents, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, apart from Excluded Taxes. As used in this Section 2.15, "Excluded Taxes" means with respect to each Lender and the Agent, (x) taxes imposed on its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof and (y) taxes that are directly attributable to such Lender's failure to comply with the provisions of Section 2.15(e), (f) and (g) (all such taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes, other than Excluded Taxes, being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Note or any other documents to be delivered hereunder to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.15) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

                (b) In addition, the Borrower shall pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under the Notes or any other documents to be delivered hereunder or from the execution, delivery or registration of, performing under, or otherwise with respect to, this Agreement or the Notes or any other documents to be delivered hereunder (hereinafter referred to as "Other Taxes").

                (c) The Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes or Other Taxes (including, without limitation, taxes of any kind imposed or asserted by any jurisdiction on amounts payable under this Section 2.15) imposed on or paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.

                (d) Within 30 days after the date of any payment of Taxes, the Borrower shall furnish to the Agent, at its address referred to in Section 8.02, the original or a certified copy of a receipt evidencing such payment to the extent such a receipt is issued therefor, or other written proof of payment thereof that is reasonably satisfactory to the Agent. For purposes of this subsection (d) and subsection (e), the terms "United States" and "United States person" shall have the meanings specified in Section 7701 of the Internal Revenue Code.

                (e) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Initial Lender and on the date of the Assumption Agreement or the Assignment and Acceptance pursuant to which it becomes a Lender in the case of each other Lender, and from time to time thereafter as reasonably requested in writing by the Borrower (but only so long as such Lender remains lawfully able to do so), shall provide each of the Agent and the Borrower with two original Internal Revenue Service forms W-8BEN or W-8ECI, as appropriate, or any successor or other form prescribed by the Internal Revenue Service, certifying that such Lender is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes. If the form provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered Excluded Taxes unless and until such Lender provides the appropriate forms certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered Excluded Taxes for periods governed by such form; provided, however, that, if at the date of the Assignment and Acceptance pursuant to which a Lender assignee becomes a party to this Agreement, the Lender assignor was entitled to payments under subsection (a) in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender assignee on such date.

                (f) For any period with respect to which a Lender has failed to provide the Borrower with the appropriate form, certificate or other document described in Section 2.15(e) (other than if such failure is due to a change in law, or in the interpretation or application thereof, occurring subsequent to the date on which a form, certificate or other document originally was required to be provided, or if such form, certificate or other document otherwise is not required under subsection (e) above), such Lender shall not be entitled to indemnification under Section 2.15(a) or (c) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Lender become subject to Taxes because of its failure to deliver a form, certificate or other document required hereunder, the Borrower, at the Lender's expense, shall take such steps as the Lender shall reasonably request to assist the Lender to recover such Taxes.

                (g) Any Lender claiming any additional amounts payable pursuant to this Section 2.15 agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to file any certificate or document requested by the Borrower or to change the jurisdiction of its Eurodollar Lending Office if the making of such a filing or change would avoid the need for, or reduce the amount of, any such additional amounts that may thereafter accrue and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.

                (h) If any Lender determines, in its sole discretion, that it has actually and finally realized, by reason of a refund, deduction or credit of any Taxes paid or reimbursed by the Borrower pursuant to subjection (a) or
(c) above in respect of payments under the Credit Agreement or the Notes, a current monetary benefit that it would otherwise not have obtained, and that would result in the total payments under this Section 2.15 exceeding the amount needed to make such Lender whole, such Lender shall pay to the Borrower, with reasonable promptness following the date on which it actually realizes such benefit, an amount equal to the lesser of the amount of such benefit or the amount of such excess, in each case net of all out-of-pocket expenses in securing such refund, deduction or credit. Nothing in this paragraph (h) shall be construed to require the Agent, any Lender or any Issuing Bank to make available its tax returns (or any other information relating to is taxes which it deems confidential) to the Borrower or any other Person.

                SECTION 2.16. Sharing of Payments, Etc. If any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the Revolving Credit Advances owing to it (other than pursuant to Section 2.12, 2.15 or 8.04(c)) in excess of its ratable share of payments on account of the Revolving Credit Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Revolving Credit Advances owing to them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation.

                SECTION 2.17. Evidence of Debt. (a) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Revolving Credit Advance owing to such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder in respect of Revolving Credit Advances. The Borrower agrees that upon notice by any Lender to the Borrower (with a copy of such notice to the Agent) to the effect that a Revolving Credit Note is required or appropriate in order for such Lender to evidence (whether for purposes of pledge, enforcement or otherwise) the Revolving Credit Advances owing to, or to be made by, such Lender, the Borrower shall promptly execute and deliver to such Lender a Revolving Credit Note payable to the order of such Lender in a principal amount up to the Revolving Credit Commitment of such Lender.

                (b) The Register maintained by the Agent pursuant to Section 8.07(d) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded (i) the date and amount of each Borrowing made hereunder, the Type of Advances comprising such Borrowing and, if appropriate, the Interest Period applicable thereto, (ii) the terms of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it, (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iv) the amount of any sum received by the Agent from the Borrower hereunder and each Lender's share thereof.

                (c) Entries made in good faith by the Agent in the Register pursuant to subsection (b) above, and by each Lender in its account or accounts pursuant to subsection (a) above, shall be prima facie evidence of the amount of principal and interest due and payable or to become due and payable from the Borrower to, in the case of the Register, each Lender and, in the case of such account or accounts, such Lender, under this Agreement, absent manifest error; provided, however, that the failure of the Agent or such Lender to make an entry, or any finding that an entry is incorrect, in the Register or such account or accounts shall not limit or otherwise affect the obligations of the Borrower under this Agreement.

                SECTION 2.18. Use of Proceeds. The proceeds of the Advances and issuances of Letters of Credit shall be available (and the Borrower agrees that it shall use such proceeds) solely for general corporate purposes (which shall include refunding of commercial paper) of the Borrower and its Subsidiaries.

                SECTION 2.19. Extension of Termination Date. (a) At least 60 days but not more than 90 days prior to any anniversary of the Effective Date, the Borrower, by written notice to the Agent, may request an extension of the Termination Date in effect at such time by one year from its then scheduled expiration. The Agent shall promptly notify each Lender of such request, and each Lender shall in turn, in its sole discretion, not later than 20 days prior to such anniversary date, notify the Borrower and the Agent in writing as to whether such Lender will consent to such extension. If any Lender shall fail to notify the Agent and the Borrower in writing of its consent to any such request for extension of the Termination Date at least 20 days prior to such anniversary date, such Lender shall be deemed to be a Non-Consenting Lender with respect to such request. The Agent shall notify the Borrower not later than 15 days prior to such anniversary date of the decision of the Lenders regarding the Borrower's request for an extension of the Termination Date.

                (b) If all the Lenders consent in writing to any such request in accordance with subsection (a) of this Section 2.19, the Termination Date in effect at such time shall, effective as at the applicable anniversary date (the "Extension Date"), be extended for one year; provided that on each Extension Date the applicable conditions set forth in Article III shall be satisfied. If less than all of the Lenders consent in writing to any such request in accordance with subsection (a) of this Section 2.19, the Termination Date in effect at such time shall, effective as at the applicable Extension Date and subject to subsection (d) of this Section 2.19, be extended as to those Lenders that so consented (each a "Consenting Lender") but shall not be extended as to any other Lender (each a "Non-Consenting Lender"). To the extent that the Termination Date is not extended as to any Lender pursuant to this Section 2.19 and the Revolving Credit Commitment of such Lender is not assumed in accordance with subsection (c) of this Section 2.19 on or prior to the applicable Extension Date, the Revolving Credit Commitment of such Non-Consenting Lender shall automatically terminate in whole on such unextended Termination Date without any further notice or other action by the Borrower, such Lender or any other Person; provided that such Non-Consenting Lender's rights under Sections 2.12, 2.15 and 8.04, and its obligations under Section 7.05, shall survive the Termination Date for such Lender as to matters occurring prior to such date. It is understood and agreed that no Lender shall have any obligation whatsoever to agree to any request made by the Borrower for any requested extension of the Termination Date.

                (c) If less than all of the Lenders consent to any such request pursuant to subsection (a) of this Section 2.19, the Agent shall promptly so notify the Consenting Lenders, and each Consenting Lender may, in its sole discretion, give written notice to the Agent not later than 10 days prior to the Extension Date of the amount of the Non-Consenting Lenders' Revolving Credit Commitments for which it is willing to accept an assignment. If the Consenting Lenders notify the Agent that they are willing to accept assignments of Commitments in an aggregate amount that exceeds the amount of the Revolving Credit Commitments of the Non-Consenting Lenders, such Revolving Credit Commitments shall be allocated among the Consenting Lenders willing to accept such assignments in such amounts as are agreed between the Borrower and the Agent. If after giving effect to the assignments of Revolving Credit Commitments described above there remains any Revolving Credit Commitments of Non-Consenting Lenders, the Borrower may arrange for one or more Consenting Lenders or other Eligible Assignees (an "Assuming Lender") to assume, effective as of the Extension Date, any Non-Consenting Lender's Revolving Credit Commitment and all of the obligations of such Non-Consenting Lender under this Agreement thereafter arising, without recourse to or warranty by, or expense to, such Non-Consenting Lender; provided, however, that the amount of the Revolving Credit Commitment of any such Assuming Lender as a result of such substitution shall in no event be less than $10,000,000 unless the amount of the Commitment of such Non-Consenting Lender is less than $1,000,000, in which case such Assuming Lender shall assume all of such lesser amount; and provided further that:

                (i) any such Consenting Lender or Assuming Lender shall have paid to such Non-Consenting Lender (A) the aggregate principal amount of, and any interest accrued and unpaid to the effective date of the assignment on, the outstanding Advances, if any, of such Non-Consenting Lender plus (B) any accrued but unpaid facility fees and letter of credit commissions owing to such Non-Consenting Lender as of the effective date of such assignment;

                (ii) all additional costs, reimbursements, expense reimbursements and indemnities payable to such Non-Consenting Lender, and all other accrued and unpaid amounts owing to such Non-Consenting Lender hereunder, as of the effective date of such assignment shall have been paid to such Non-Consenting Lender; and

                (iii) with respect to any such Assuming Lender, the applicable processing and recordation fee required under Section 8.07(a) for such assignment shall have been paid;

provided further that such  Non-Consenting  Lender's rights under Sections 2.12,
2.15 and 8.04, and its obligations under Section 7.05, shall survive such substitution as to matters occurring prior to the date of substitution. At least three Business Days prior to any Extension Date, (A) each such Assuming Lender, if any, shall have delivered to the Borrower and the Agent an agreement (an "Assumption Agreement") in form and substance satisfactory to the Borrower and the Agent, duly executed by such Assuming Lender, such Non-Consenting Lender, the Borrower and the Agent, (B) any such Consenting Lender shall have delivered confirmation in writing satisfactory to the Borrower and the Agent as to the increase in the amount of its Revolving Credit Commitment and (C) each Non-Consenting Lender being replaced pursuant to this Section 2.19 shall have delivered to the Agent any Note or Notes held by such Non-Consenting Lender. Upon the payment or prepayment of all amounts referred to in clauses (i), (ii) and (iii) of the immediately preceding sentence, each such Consenting Lender or Assuming Lender, as of the Extension Date, will be substituted for such Non-Consenting Lender under this Agreement and shall be a Lender for all purposes of this Agreement, without any further acknowledgment by or the consent of the other Lenders, and the obligations of each such Non-Consenting Lender hereunder shall, by the provisions hereof, be released and discharged.

                (d) If (after giving effect to any assignments or assumptions pursuant to subsection (c) of this Section 2.19) Lenders having Revolving Credit Commitments equal to at least 75% of the Revolving Credit Commitments in effect immediately prior to the Extension Date consent in writing to a requested extension (whether by execution or delivery of an Assumption Agreement or otherwise) not later than one Business Day prior to such Extension Date, the Agent shall so notify the Borrower, and, subject to the satisfaction of the applicable conditions in Article III, the Termination Date then in effect shall be extended for the additional one year period as described in subsection
(a) of this Section 2.19, and all references in this Agreement and in the Notes, if any, to the "Termination Date" shall, with respect to each Consenting Lender and each Assuming Lender for such Extension Date, refer to the Termination Date as so extended. Promptly following each Extension Date, the Agent shall notify the Lenders (including, without limitation, each Assuming Lender) of the extension of the scheduled Termination Date in effect immediately prior thereto and shall thereupon record in the Register the relevant information with respect to each such Consenting Lender and each such Assuming Lender.

                                   ARTICLE III

                     CONDITIONS TO EFFECTIVENESS AND LENDING

                SECTION 3.01. Conditions Precedent to Effectiveness of
Sections 2.01 and 2.03. Sections 2.01 and 2.03 of this Agreement shall become effective on and as of the first date (the "Effective Date") on which the following conditions precedent have been satisfied:

                (a) There shall have occurred no Material Adverse Change since December 31, 2001.

                (b) There shall exist no action, suit, investigation, litigation or proceeding affecting the Borrower or any of its
        Subsidiaries pending or threatened before any court, governmental agency or arbitrator that (i) could be reasonably likely to have a Material Adverse Effect or (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

                (c) Nothing shall have come to the attention of the Lenders during the course of their due diligence investigation to lead them to believe that the Information Memorandum was or has become misleading, incorrect or incomplete in any material respect; without limiting the generality of the foregoing, the Lenders shall have been given such access to the management, records, books of account, contracts and properties of the Borrower and its Subsidiaries as they shall have requested.

                (d) All governmental and third party consents and approvals necessary in connection with the transactions contemplated hereby shall have been obtained (without the imposition of any conditions that are not acceptable to the Lenders) and shall remain in effect, and no law or regulation shall be applicable in the reasonable judgment of the Lenders that restrains, prevents or imposes materially adverse conditions upon the transactions contemplated hereby.

                (e) The Borrower shall have notified each Lender and the Agent in writing as to the proposed Effective Date.

                (f) The Borrower shall have paid all accrued fees and expenses of the Agent and the Lenders (including the accrued fees and expenses of counsel to the Agent) that have been billed to the Borrower.

                (g) On the Effective Date, the following statements shall be true and the Agent shall have received for the account of each Lender a certificate signed by a duly authorized officer of the Borrower, dated the Effective Date, stating that:

                        (i) The representations and warranties contained in Section 4.01 are correct on and as of the Effective Date, and
                        (ii) No event has occurred and is continuing that constitutes a Default.

                (h) The Agent shall have received on or before the Effective Date the following, each dated such day, in form and substance satisfactory to the Agent and (except for the Revolving Credit Notes) in sufficient copies for each Lender:

                        (i) The Revolving Credit Notes to the order of the Lenders to the extent requested by any Lender pursuant to
                Section 2.17.

                        (ii) Certified copies of the resolutions of the Board of Directors of the Borrower approving this Agreement and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes.

                        (iii) A certificate of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder.

                        (iv) A favorable opinion of Mark C. Hill, Vice President, Secretary and General Counsel of the Borrower, substantially in the form of Exhibit D hereto and as to such other matters as any Lender through the Agent may reasonably request.

                        (v) A favorable opinion of Shearman & Sterling, counsel for the Agent, in form and substance satisfactory to the Agent.

                        (i) The termination of the commitments of the lenders and the payment in full of all Debt outstanding under
                (i) the $300,000,000 Revolving Credit Agreement (Facility A) dated as of June 25, 1998 among the Borrower, the lenders parties thereto and NationsBank, N.A, as administrative agent, and(ii) $300,000,000 Revolving Credit Agreement (Facility B) dated as of June 25, 1998 among the Borrower, the lenders parties thereto and NationsBank, N.A, as administrative agent. By execution of this Agreement, each of the Lenders that is a lender under a credit agreement referred to in clause (i) or
                (ii) above hereby waives any requirement set forth in such credit agreement of prior notice to the termination of their commitments thereunder.

                SECTION 3.02. Conditions Precedent to Each Revolving Credit Borrowing, Letter of Credit Issuance and Extension Date. The obligation of each Lender to make a Revolving Credit Advance on the occasion of each Revolving Credit Borrowing, the obligation of each Issuing Bank to issue a Letter of Credit and each extension of Revolving Credit Commitments pursuant to Section
2.19 shall be subject to the conditions precedent that the Effective Date shall have occurred and on the date of such Revolving Credit Borrowing, issuance or the applicable Extension Date (a) the following statements shall be true (and each of the giving of the applicable Notice of Revolving Credit Borrowing, Notice of Issuance, request for Commitment Extension and the acceptance by the Borrower of the proceeds of such Revolving Credit Borrowing or Letter of Credit shall constitute a representation and warranty by the Borrower that on the date of such Borrowing, such issuance or such Extension Date such statements are true):

                (i)     the representations and warranties contained in Section
        4.01 (except, in the case of Revolving Credit Borrowings and the issuance of a Letter of Credit, the representation set forth in subsection (j) thereof) are correct on and as of such date, before and after giving effect to such Revolving Credit Borrowing, such issuance or such Extension Date and to the application of the proceeds therefrom, as though made on and as of such date, and

                (ii) no event has occurred and is continuing, or would result from such Revolving Credit Borrowing, such issuance or such Extension Date or from the application of the proceeds therefrom, that constitutes a Default;

and (b) the Agent shall have received such other approvals, opinions or documents as any Lender through the Agent may reasonably request.

                SECTION 3.03. Conditions Precedent to Each Competitive Bid Borrowing. The obligation of each Lender that is to make a Competitive Bid Advance on the occasion of a Competitive Bid Borrowing to make such Competitive Bid Advance as part of such Competitive Bid Borrowing is subject to the conditions precedent that (i) the Agent shall have received the written confirmatory Notice of Competitive Bid Borrowing with respect thereto, (ii) on or before the date of such Competitive Bid Borrowing, but prior to such Competitive Bid Borrowing, the Agent shall have received a Competitive Bid Note payable to the order of such Lender for each of the one or more Competitive Bid Advances to be made by such Lender as part of such Competitive Bid Borrowing, in a principal amount equal to the principal amount of the Competitive Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Competitive Bid Advance in accordance with Section 2.03, and (iii) on the date of such Competitive Bid Borrowing the following statements shall be true (and each of the giving of the applicable Notice of Competitive Bid Borrowing and the acceptance by the Borrower of the proceeds of such Competitive Bid Borrowing shall constitute a representation and warranty by the Borrower that on the date of such Competitive Bid Borrowing such statements are true):

                (a) the representations and warranties contained in Section 4.01(a) through (i) are correct on and as of the date of such Competitive Bid Borrowing, before and after giving effect to such Competitive Bid Borrowing and to the application of the proceeds therefrom, as though made on and as of such date,

                (b) no event has occurred and is continuing, or would result from such Competitive Bid Borrowing or from the application of the proceeds therefrom, that constitutes a Default, and

                (c) no event has occurred and no circumstance exists of which the Borrower has become aware, as a result of which the information concerning the Borrower that has been provided to the Agent and each Lender by the Borrower in connection herewith is shown to contain an untrue statement of a material fact or is shown to have omitted to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading as if the date such information was provided.

                SECTION 3.04. Determinations Under Section 3.01. For purposes of determining compliance with the conditions specified in Section 3.01, each Lender shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to the Lenders unless an officer of the Agent responsible for the transactions contemplated by this Agreement shall have received notice from such Lender prior to the date that the Borrower, by notice to the Lenders, designates as the proposed Effective Date, specifying its objection thereto. The Agent shall promptly notify the Lenders of the occurrence of the Effective Date.


                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

                SECTION 4.01. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:

                (a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

                (b) The execution, delivery and performance by the Borrower of this Agreement and the Notes to be delivered by it, and the consummation of the transactions contemplated hereby, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Borrower's charter or by-laws or (ii) law or any contractual restriction binding on or affecting the Borrower.

                (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Borrower of this Agreement or the Notes to be delivered by it.

                (d) This Agreement has been, and each of the Notes to be delivered by it when delivered hereunder will have been, duly executed and delivered by the Borrower. This Agreement is, and each of the Notes when delivered hereunder will be, the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, moratorium and similar laws affecting creditors rights generally).

                (e) The Consolidated balance sheet of the Borrower and its Subsidiaries as at December 31, 2001, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the fiscal year then ended, accompanied by an opinion of PricewaterhouseCoopers LLP, independent public accountants, and the Consolidated balance sheet of the Borrower and its Subsidiaries as at March 31, 2002, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the three months then ended, duly certified by the chief financial officer of the Borrower, copies of which have been furnished to each Lender, fairly present, subject, in the case of said balance sheet as at March 31, 2002, and said statements of income and cash flows for the three months then ended, to year-end audit adjustments, the Consolidated financial condition of the Borrower and its Subsidiaries as at such dates and the Consolidated results of the operations of the Borrower and its Subsidiaries for the periods ended on such dates, all in accordance with generally accepted accounting principles consistently applied.

                (f) There is no pending or threatened action, suit, investigation, litigation or proceeding, including, without limitation, any Environmental Action, affecting the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that
        (i) could be reasonably likely to have a Material Adverse Effect or
        (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

                (g) The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

                (h) The Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

                (i) Neither this Agreement, the Information Memorandum nor any other document delivered by or on behalf of the Borrower or any of its Subsidiaries in connection with this Agreement or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

                (j) Since December 31, 2001, there has been no Material Adverse Change.

                                    ARTICLE V

                            COVENANTS OF THE BORROWER

                SECTION 5.01. Affirmative Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder or any Letter of Credit shall be outstanding, the Borrower will:

                (a) Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply, in all material respects, with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, compliance with ERISA and Environmental Laws.

                (b) Payment of Taxes, Etc. Pay and discharge, and cause each of its Subsidiaries to pay and discharge, before the same shall become delinquent, (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its property and (ii) all lawful claims that, if unpaid, might by law become a Lien upon its property;
        provided, however, that neither the Borrower nor any of its Subsidiaries shall be required to pay or discharge any such tax, assessment, charge or claim that is being contested in good faith and by proper proceedings and as to which appropriate reserves are being maintained, unless and until any Lien resulting therefrom attaches to its property and becomes enforceable against its other creditors.

                (c) Maintenance of Insurance. Maintain, and cause each of its Subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower or such Subsidiary operates.

                (d) Preservation of Corporate Existence, Etc. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence, rights (charter and statutory) and franchises; provided, however, that the Borrower and its Subsidiaries may consummate any merger or consolidation permitted under Section 5.02(b) and provided further that neither the Borrower nor any of its Subsidiaries shall be required to preserve any right or franchise if the Board of Directors of the Borrower or such Subsidiary shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrower or such Subsidiary, as the case may be, and that the loss thereof is not disadvantageous in any material respect to the Borrower, such Subsidiary or the Lenders.

                (e) Visitation Rights. At any reasonable time during normal business hours and from time to time upon reasonable notice, permit the Agent or any of the Lenders or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any of its Subsidiaries with any of their officers and with their independent certified public accountants.

                (f) Keeping of Books. Keep, and cause each of its Subsidiaries to keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of the Borrower and each such Subsidiary in accordance with generally accepted accounting principles in effect from time to time.

                (g) Maintenance of Properties, Etc. Maintain and preserve, and cause each of its Subsidiaries to maintain and preserve, all of its properties that are used or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted.

                (h) Transactions with Affiliates. Conduct, and cause each of its Subsidiaries to conduct, all transactions otherwise permitted under this Agreement with any of their Affiliates (other than the Borrower and its Subsidiaries) on terms that are fair and reasonable and no less favorable to the Borrower or such Subsidiary than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

                (i)     Reporting Requirements.  Furnish to the Lenders:

                        (i) as soon as available and in any event within 45 days after the end of each of the first three quarters of each fiscal year of the Borrower, the Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such quarter and Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, duly certified (subject to year-end audit adjustments) by the chief financial officer or treasurer of the Borrower as having been prepared in accordance with generally accepted accounting principles and certificates of the chief financial officer or treasurer of the Borrower as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any change in generally accepted accounting principles used in the preparation of such financial statements, the Borrower shall also provide within a reasonable time, if necessary for the determination of compliance with Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                        (ii) as soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, a copy of the annual audit report for such year for the Borrower and its Subsidiaries, containing the Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such fiscal year and Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for such fiscal year, in each case accompanied by an opinion acceptable to the Required Lenders by PricewaterhouseCoopers LLP or other independent public accountants acceptable to the Required Lenders and certificates of the chief financial officer or treasurer of the Borrower as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any change in generally accepted accounting principles used in the preparation of such financial statements, the Borrower shall also provide within a reasonable time, if necessary for the determination of compliance with Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                        (iii) as soon as possible and in any event within five days after the occurrence of each Default continuing on the date of such statement, a statement of the chief financial officer of the Borrower setting forth details of such Default and the action that the Borrower has taken and proposes to take with respect thereto;

                        (iv) promptly after the sending or filing thereof, copies of all reports that the Borrower sends to any of its securityholders, and copies of all reports and registration statements that the Borrower or any Subsidiary files with the Securities and Exchange Commission or any national securities exchange;

                        (v) promptly after the commencement thereof, notice of all actions and proceedings before any court, governmental agency or arbitrator affecting the Borrower or any of its Subsidiaries of the type described in Section 4.01(f); and

                        (vi) such other information respecting the Borrower or any of its Subsidiaries as any Lender through the Agent may from time to time reasonably request.

                SECTION 5.02. Negative Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder or any Letter of Credit shall be outstanding, the Borrower will not:

                (a) Liens, Etc. Create or suffer to exist, or permit any of its Subsidiaries to create or suffer to exist, any Lien on or with respect to any of its properties, whether now owned or hereafter acquired, or assign, or permit any of its Subsidiaries to assign, any right to receive income, other than:

                        (i)     Permitted Liens,

                        (ii) purchase money Liens upon or in any real
                property or equipment acquired or held by the Borrower or any Subsidiary in the ordinary course of business to secure the purchase price of such property or equipment or to secure Debt incurred solely for the purpose of financing the acquisition of such property or equipment, or Liens existing on such property or equipment at the time of its acquisition (other than any such Liens created in contemplation of such acquisition that were not incurred to finance the acquisition of such property) or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount, provided, however, that no such Lien shall extend to or cover any properties of any character other than the real property or equipment being acquired, and no such extension, renewal or replacement shall extend to or cover any properties not theretofore subject to the Lien being extended, renewed or replaced, provided further that the aggregate principal amount of the indebtedness secured by the Liens referred to in this clause (ii) shall not exceed $100,000,000 at any time outstanding,

                        (iii) the Liens existing on the Effective Date and described on Schedule 5.02(a) hereto,


                        (iv) other Liens securing Debt in an aggregate principal amount not to exceed $50,000,000,

                        (v) the replacement, extension or renewal of any Lien permitted by clause (iii) above upon or in the same property theretofore subject thereto or the replacement, extension or renewal (without increase in the amount or change in any direct or contingent obligor) of the Debt secured thereby, and

                        (vi) Liens secured by property occupied or to be occupied by the Borrower as its corporate headquarters, securing obligations incurred to acquire or construct and finishout such headquarters.

                (b) Mergers, Etc. Merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired) to, any Person, or permit any of its Subsidiaries to do so, except that (x)(i) the Borrower or any of its Subsidiaries may sell or transfer real property including improvements thereon in connection with a sale and leaseback transaction, (ii) any Subsidiary of the Borrower may merge or consolidate with or into, or dispose of assets to, any other Subsidiary of the Borrower, (iii) any Subsidiary of the Borrower may merge into or dispose of assets to the Borrower and (iv) the Borrower may merge with any other Person so long as the Borrower is the surviving corporation, provided, in each case, that no Default shall have occurred and be continuing at the time of such proposed transaction or would result therefrom and (y) the Borrower and its Subsidiaries may (1) sell inventory in the ordinary course of business and (2) sell, transfer, convey, lease or otherwise dispose of less than any substantial part of the assets of the Borrower and its Subsidiaries, taken as a whole.

        For purposes of this subsection (b), a sale, transfer, conveyance, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Borrower and its Subsidiaries only if the value of such assets, when added to the value of all other assets sold, transferred, conveyed, leased or otherwise disposed of by the Borrower and its Subsidiaries (other than as expressly permitted pursuant to this subsection (b)) during the same fiscal year, exceeds 15% of the Borrower's consolidated total assets determined as of the end of the immediately preceding fiscal year. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of the owner of such asset prepared in accordance with generally accepted accounting principles.

                (c) Accounting Changes. Make or permit, or permit any of its Subsidiaries to make or permit, any change in accounting policies or reporting practices, except as required or permitted by generally accepted accounting principles.

                (d) Change in Nature of Business. Make, or permit any of its Subsidiaries to make, any material change in the nature of its business as carried on at the date hereof.

                (e) Investments in Other Persons. Make or hold, or permit any of its Subsidiaries to make or hold, any Investment in any Person other than:

                        (i) Investments by the Borrower and its Subsidiaries in their Subsidiaries outstanding on the date hereof;

                        (ii) loans and advances to employees in the ordinary course of the business of the Borrower and its Subsidiaries as presently conducted in an aggregate principal amount not to exceed $10,000,000 at any time outstanding;

                        (iii)   Investments in Marketable Securities;

                        (iv) Investments consisting of extensions or credit in the nature of accounts receivable or notes receivable arising from the sale of goods and services, or shares of stock, obligations or other securities received in settlement of claims, in each case, arising in the ordinary course of business;

                        (v) Investments existing on the Effective Date and described on Schedule 5.02(e) hereto;

                        (vi) deposits in bank accounts maintained for operational purposes, within the limits established by the Borrower's corporate cash investment policy; and

                        (vii) other Investments in an aggregate amount invested not to exceed 15% of Consolidated Tangible Net Worth at any time.

                SECTION 5.03. Financial Covenants. So long as any Advance shall remain unpaid or any Lender shall have any Commitment hereunder or any Letter of Credit shall be outstanding, the Borrower will:

                (a) Leverage Ratio. Maintain a ratio of Consolidated Funded Debt to Consolidated EBITDA for the period of four fiscal quarters most recently ended of not more than the 3.0:1.0.

                (b) Fixed Charge Coverage Ratio. Maintain a ratio of Consolidated EBITDAR of the Borrower and its Subsidiaries to the sum of
        (i) interest payable on, and amortization of debt discount in respect of, all Debt during the period of four fiscal quarters most recently ended plus (ii) rentals payable under leases of real or personal, or mixed, property during such period, in each case, by the Borrower and its Subsidiaries of not less than 2.0:1.0.


                                  ARTICLE VI

                                EVENTS OF DEFAULT

                SECTION 6.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

                (a) The Borrower shall fail to pay any principal of any Advance when the same becomes due and payable; or the Borrower shall fail to pay any interest on any Advance or make any other payment of fees or other amounts payable under this Agreement or any Note within three Business Days after the same becomes due and payable; or

                (b) Any representation or warranty made by the Borrower herein or by the Borrower (or any of its officers) in connection with this Agreement shall prove to have been incorrect in any material respect when made; or

                (c) (i) The Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 5.01(d) (as to the Borrower's corporate existence), (e), (h) or (i), 5.02 or 5.03, or (ii) the Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Agreement on its part to be performed or observed if such failure shall remain unremedied for 10 days after written notice thereof shall have been given to the Borrower by the Agent or any Lender; or

                (d) The Borrower or any of its Subsidiaries shall fail to pay any principal of or premium or interest on any Debt that is outstanding in a principal or notional amount of at least $50,000,000 in the aggregate (but excluding Debt outstanding hereunder) of the Borrower or such Subsidiary (as the case may be), when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid or redeemed (other than by a regularly scheduled required prepayment or redemption), purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

                (e) The Borrower or any of its Subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Borrower or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of 30 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur; or the Borrower or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth above in this subsection (e); or

                (f) Judgments or orders for the payment of money in excess of $50,000,000 in the aggregate shall be rendered against the Borrower or any of its Subsidiaries and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; provided, however, that any such judgment or order shall not be an Event of Default under this Section 6.01(f) if and for so long as (i) the amount of such judgment or order is covered by a valid and binding policy of insurance between the defendant and the insurer covering payment thereof and (ii) such insurer, which shall be rated at least "A" by A.M. Best Company, has been notified of, and has not disputed the claim made for payment of, the amount of such judgment or order; or

                (g) (i) Any Person or two or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934), directly or indirectly, of Voting Stock of the Borrower (or other securities convertible into such Voting Stock) representing 20% or more of the combined voting power of all Voting Stock of the Borrower; or (ii) during any period of up to 24 consecutive months, commencing before or after the date of this Agreement, individuals who at the beginning of such 24-month period were directors of the Borrower shall cease for any reason to constitute a majority of the board of directors of the Borrower (except to the extent that individuals who at the beginning of such 24-month period were replaced by individuals (x) elected by 66-2/3% of the remaining members of the board of directors of the Borrower or (y) nominated for election by a majority of the remaining members of the board of directors of the Borrower and thereafter elected as directors by the shareholders of the Borrower); or

                (i) The Borrower or any of its ERISA Affiliates shall incur, or shall be reasonably likely to incur, liability in excess of $50,000,000 in the aggregate as a result of one or more of the following: (i) the occurrence of any ERISA Event; (ii) the partial or complete withdrawal of the Borrower or any of its ERISA Affiliates from a Multiemployer Plan; or (iii) the reorganization or termination of a Multiemployer Plan;

then, and in any such event, the Agent (i) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrower, declare the obligation of each Lender to make Advances (other than Revolving Credit Advances by an Issuing Bank or a Lender pursuant to Section 2.02(b)) and of the Issuing Banks to issue Letters of Credit to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrower, declare the Advances, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided, however, that in the event of an actual or deemed entry of an order for relief with respect to the Borrower under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances (other than Revolving Credit Advances by an Issuing Bank or a Lender pursuant to Section 2.02(b)) and of the Issuing Banks to issue Letters of Credit shall automatically be terminated and (B) the Advances, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrower.

                SECTION 6.02. Actions in Respect of the Letters of Credit upon Default. If any Event of Default shall have occurred and be continuing, the Agent may with the consent, or shall at the request, of the Required Lenders, irrespective of whether it is taking any of the actions described in Section
6.01 or otherwise, make demand upon the Borrower to, and forthwith upon such demand the Borrower will, (a) pay to the Agent on behalf of the Lender Parties in same day funds at the Agent's office designated in such demand, for deposit in the L/C Cash Collateral Account, an amount equal to the aggregate Available Amount of all Letters of Credit then outstanding or (b) make such other arrangements in respect of the outstanding Letters of Credit as shall be acceptable to the Required Lenders. If at any time the Agent determines that any funds held in the L/C Cash Collateral Account are subject to any right or claim of any Person other than the Agent and the Lender Parties or that the total amount of such funds is less than the aggregate Available Amount of all Letters of Credit, the Borrower will, forthwith upon demand by the Agent, pay to the Agent, as additional funds to be deposited and held in the L/C Cash Collateral Account, an amount equal to the excess of (a) such aggregate Available Amount over (b) the total amount of funds, if any, then held in the L/C Cash Collateral Account that the Agent determines to be free and clear of any such right and claim. Upon the drawing of any Letter of Credit, to the extent funds are on deposit in the L/C Cash Collateral Account, such funds shall be applied to reimburse the Issuing Banks to the extent permitted by applicable law.

                                   ARTICLE VII

                                    THE AGENT

                SECTION 7.01. Authorization and Action. Each Lender (in its capacities as a Lender and Issuing Bank (as applicable)) hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that the Agent shall not be required to take any action that exposes the Agent to personal liability or that is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

                SECTION 7.02. Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (i) may treat the Lender that made any Advance as the holder of the Debt resulting therefrom until the Agent receives and accepts an Assumption Agreement entered into by an Assuming Lender as provided in Section 2.19 or an Assignment and Acceptance entered into by such Lender, as assignor, and an Eligible Assignee, as assignee, as provided in Section 8.07; (ii) may consult with legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (iv) shall not have any duty to ascertain or to inquire as to the performance, observance or satisfaction of any of the terms, covenants or conditions of this Agreement on the part of the Borrower or the existence at any time of any Default or to inspect the property (including the books and records) of the Borrower; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; and (vi) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram or telex) believed by it to be genuine and signed or sent by the proper party or parties.

                SECTION 7.03. Citibank and Affiliates. With respect to its Commitment, the Advances made by it and the Note issued to it, Citibank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank in its individual capacity. Citibank and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of, accept investment banking engagements from and generally engage in any kind of business with, the Borrower, any of its Subsidiaries and any Person who may do business with or own securities of the Borrower or any such Subsidiary, all as if Citibank were not the Agent and without any duty to account therefor to the Lenders. The Agent shall have no duty to disclose information obtained or received by it or any of its Affiliates relating to the Borrower or its Subsidiaries to the extent such information was obtained or received in any capacity other than as Agent.

                SECTION 7.04. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

                SECTION 7.05. Indemnification. (a) The Lenders ratably agree to indemnify the Agent (to the extent not reimbursed by the Borrower) from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including reasonable counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Borrower. In the case of any investigation, litigation or proceeding giving rise to any Indemnified Costs, this Section 7.05 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

                (b) Each Lender severally agrees to indemnify the Issuing Banks (to the extent not promptly reimbursed by the Borrower) from and against such Lender's ratable share (determined as provided below) of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against any such Issuing Bank in any way relating to or arising out of this Agreement or any action taken or omitted by such Issuing Bank hereunder or in connection herewith; provided, however, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Issuing Bank's gross negligence or willful misconduct as found in a final, non-appealable judgment by a court of competent jurisdiction. Without limitation of the foregoing, each Lender agrees to reimburse any such Issuing Bank promptly upon demand for its ratable share of any costs and expenses (including, without limitation, reasonable fees and expenses of counsel) payable by the Borrower under Section 8.04, to the extent that such Issuing Bank is not promptly reimbursed for such costs and expenses by the Borrower.

                (c) For purposes of this Section 7.05, the Lenders' respective ratable shares of any amount shall be determined, at any time, according to the sum of (i) the aggregate principal amount of the Advances (other than Competitive Bid Advances) outstanding at such time and owing to the respective Lenders, (ii) their respective Pro Rata Shares of the aggregate Available Amount of all Letters of Credit outstanding at such time and (iii) their respective Unused Commitments at such time; provided that the aggregate principal amount of Revolving Credit Advances owing to the Issuing Banks as a result of drawings under Letters of Credit shall be considered to be owed to the Lenders ratably in accordance with their respective Revolving Credit Commitments. The failure of any Lender to reimburse the Agent or any such Issuing Bank, as the case may be, promptly upon demand for its ratable share of any amount required to be paid by the Lenders to the Agent or such Issuing Bank, as the case may be, as provided herein shall not relieve any other Lender of its obligation hereunder to reimburse the Agent or such Issuing Bank, as the case may be, for its ratable share of such amount, but no Lender shall be responsible for the failure of any other Lender to reimburse the Agent or any such Issuing Bank, as the case may be, for such other Lender's ratable share of such amount. Without prejudice to the survival of any other agreement of any Lender hereunder, the agreement and obligations of each Lender contained in this
Section 7.05 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes.

                SECTION 7.06. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower and may be removed at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

                SECTION 7.07. Other Agents. Each Lender hereby acknowledges that neither the documentation agent nor any other Lender designated as any "Agent" on the signature pages hereof has any liability hereunder other than in its capacity as a Lender.

                                  ARTICLE VIII

                                  MISCELLANEOUS

                SECTION 8.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Revolving Credit Notes, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (a) waive any of the conditions specified in Section 3.01, (b) increase the Commitments of the Lenders, (c) reduce the principal of, or interest on, the Revolving Credit Advances or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the Revolving Credit Advances or any fees or other amounts payable hereunder, (e) change the percentage of the Revolving Credit Commitments, the aggregate Available Amount of outstanding Letters of Credit or the aggregate unpaid principal amount of the Revolving Credit Advances, or the number of Lenders, that shall be required for the Lenders or any of them to take any action hereunder or (f) amend this Section 8.01; and provided further that no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note; and provided further that no amendment, waiver or consent shall, unless in writing and signed by the Issuing Banks in addition to the Lenders required above to take such action, affect the rights or obligation of the Issuing Banks under this Agreement.

                SECTION 8.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including telecopier, telegraphic or telex communication) and mailed, telecopied, telegraphed, telexed or delivered, if to the Borrower, at its address at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102, Attention: Martin Moad, Treasurer; if to any Initial Lender, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at Two Penns Way, New Castle, Delaware 19720, Attention: Bank Loan Syndications Department; or, as to the Borrower or the Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed or telexed, be effective when deposited in the mails, telecopied, delivered to the telegraph company or confirmed by telex answerback, respectively, except that notices and communications to the Agent pursuant to Article II, III or VII shall not be effective until received by the Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

                SECTION 8.03. No Waiver; Remedies. No failure on the part of any Lender or the Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                SECTION 8.04. Costs and Expenses. (a) The Borrower agrees to pay on demand all reasonable costs and expenses of the Agent in connection with the preparation, execution, delivery, administration, modification and amendment of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, (A) all reasonable due diligence, syndication (including printing, distribution and bank meetings), transportation, computer, duplication, appraisal, consultant, and audit expenses and (B) the reasonable fees and expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under this Agreement. The Borrower further agrees to pay on demand all costs and expenses of the Agent and the Lenders, if any (including, without limitation, reasonable counsel fees and expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, reasonable fees and expenses of counsel for the Agent and each Lender in connection with the enforcement of rights under this Section 8.04(a).

                (b) The Borrower agrees to indemnify and hold harmless the Agent and each Lender and each of their Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses
(including, without limitation, reasonable fees and expenses of counsel) incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) (i) the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances or the Letters of Credit or (ii) the actual or alleged presence of Hazardous Materials on any property of the Borrower or any of its Subsidiaries or any Environmental Action relating in any way to the Borrower or any of its Subsidiaries, except to the extent such claim, damage, loss, liability or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct. In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 8.04(b) applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by the Borrower, its directors, equityholders or creditors or an Indemnified Party or any other Person, whether or not any Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Borrower also agrees not to assert any claim for special, indirect, consequential or punitive damages against the Agent, any Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys and agents, on any theory of liability, arising out of or otherwise relating to the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances.

                (c) If any payment of principal of, or Conversion of, any Eurodollar Rate Advance or LIBO Rate Advance is made by the Borrower to or for the account of a Lender other than on the last day of the Interest Period for such Advance, as a result of a payment or Conversion pursuant to Section 2.09(d) or (e), 2.11 or 2.13, acceleration of the maturity of the Notes pursuant to
Section 6.01 or for any other reason, or by an Eligible Assignee to a Lender other than on the last day of the Interest Period for such Advance upon an assignment of rights and obligations under this Agreement pursuant to Section
8.07 as a result of a demand by the Borrower pursuant to Section 8.07(a), the Borrower shall, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses that it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such Advance. The loss of a Lender shall include an amount equal to the excess, if any, as reasonably determined by such Lender of (A) its cost of obtaining the funds for the Advance paid or Converted on other than the last day of an Interest Period, to the last day of such Interest Period over (B) the amount of interest (as reasonably determined by such Lender) that could be realized by such Lender in reemploying during such period the funds paid or Converted.

                (d) Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in Sections 2.12, 2.15 and 8.04 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes.

                SECTION 8.05. Right of Set-off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Advances due and payable pursuant to the provisions of
Section 6.01, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement and the Note held by such Lender, whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the Borrower after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender and its Affiliates under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender and its Affiliates may have.

                SECTION 8.06. Binding Effect. This Agreement shall become effective (other than Sections 2.01 and 2.03, which shall only become effective upon satisfaction of the conditions precedent set forth in Section 3.01) when it shall have been executed by the Borrower and the Agent and when the Agent shall have been notified by each Initial Lender that such Initial Lender has executed it and thereafter shall be binding upon and inure to the benefit of the Borrower, the Agent and each Lender and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lenders.

                SECTION 8.07. Assignments and Participations. (a) Each Lender may and, if demanded by the Borrower (following a demand by such Lender pursuant to Section 2.12 or 2.15, or an assertion by such Lender of illegality under
Section 2.13) upon at least five Business Days' notice to such Lender and the Agent, will assign to one or more Persons all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment, the Revolving Credit Advances owing to it and the Revolving Credit Note or Notes held by it); provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of all rights and obligations under this Agreement (other than any right to make Competitive Bid Advances, Competitive Bid Advances owing to it and Competitive Bid Notes), (ii) except in the case of an assignment to a Person that, immediately prior to such assignment, was a Lender or an assignment of all of a Lender's rights and obligations under this Agreement, the amount of the Revolving Credit Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof unless the Borrower and the Agent otherwise agree, (iii) each such assignment shall be to an Eligible Assignee, (iv) each such assignment made as a result of a demand by the Borrower pursuant to this Section 8.07(a) shall be arranged by the Borrower after consultation with the Agent and shall be either an assignment of all of the rights and obligations of the assigning Lender under this Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or other such assignments that together cover all of the rights and obligations of the assigning Lender under this Agreement, (v) no Lender shall be obligated to make any such assignment as a result of a demand by the Borrower pursuant to this Section 8.07(a) unless and until such Lender shall have received one or more payments from either the Borrower or one or more
Eligible Assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances owing to such Lender, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement, and (vi) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Revolving Credit Note subject to such assignment and a processing and recordation fee of $3,500 payable by the parties to each such assignment, provided, however, that in the case of each assignment made as a result of a demand by the Borrower, such recordation fee shall be payable by the Borrower except that no such recordation fee shall be payable in the case of an assignment made at the request of the Borrower to an Eligible Assignee that is an existing Lender, and (vii) any Lender may, without the approval of the Borrower and the Agent, assign all or a portion of its rights to any of its Affiliates. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (other than its rights under Sections 2.12, 2.15 and 8.04 to the extent any claim thereunder relates to an event arising prior such assignment) and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

                (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Lender or as an Issuing Bank, as the case may be.

                (c) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with any Revolving Credit Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrower.

                (d)     The Agent shall maintain at its address referred to in
Section 8.02 a copy of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Advances owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent demonstrable error, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

                (e) Each Lender may sell participations to one or more banks or other entities (other than the Borrower or any of its Affiliates) in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and any Note or Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Revolving Credit Commitment to the Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Note for all purposes of this Agreement, (iv) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and (v) no participant under any such participation shall have any right to approve any amendment or waiver of any provision of this Agreement or any Note, or any consent to any departure by the Borrower therefrom, except to the extent that such amendment, waiver or consent would reduce the principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, or postpone any date fixed for any payment of principal of, or interest on, the Advances or any fees or other amounts payable hereunder, in each case to the extent subject to such participation.

                (f) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 8.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; provided that, prior to any such disclosure, the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any Confidential Information relating to the Borrower received by it from such Lender.

                (g) Each Issuing Bank may assign to an Eligible Assignee its rights and obligations or any portion of the undrawn Letter of Credit Commitment at any time; provided, however, that (i) the amount of the Letter of Credit Commitment of the assigning Issuing Bank being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $1,000,000 or an integral multiple of $1,000,000 in excess thereof, and (ii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with a processing and recordation fee of $3,500.

                (h) Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, the Advances owing to it and any Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

                SECTION 8.08. Confidentiality. Neither the Agent nor any
Lender shall disclose any Confidential Information to any other Person without the written consent of the Borrower, other than (a) to the Agent's or such Lender's Affiliates and to their officers, directors, employees, agents and advisors as are necessary and appropriate for the administration of this Agreement and, as contemplated by Section 8.07(f), to actual or prospective assignees and participants, and then only on a confidential basis, (b) as required by any law, rule or regulation or judicial process, (c) as requested or required by any state, federal or foreign authority or examiner regulating banks or banking and (d) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder.
                SECTION 8.09. Governing Law. This Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York.

                SECTION 8.10. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

                SECTION 8.11. Jurisdiction, Etc. (a) Each of the parties
hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the Notes, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York State court or, to the extent permitted by law, in such federal court. The Borrower does business in the State of New York through numerous locations in such State. The Borrower has appointed Ct Corporation System as its agent for service of process in the State of New York, and until such time as the Borrower notifies the Agent of a change in agent for service of process, the Borrower hereby agrees that service of process in any such action or proceeding brought in the any such New York State court or in such federal court may be made upon CT Corporation System at its offices at 111 Eighth Avenue, 13th Floor, New York, New York 10011 (the "Process Agent") and agrees that the failure of the Process Agent to give any notice of any such service shall not impair or affect the validity of such service or of any judgment rendered in any action or proceeding based thereon. The Borrower shall give the Agent notice of any change in agent for service of process in the State of New York. The Borrower hereby further irrevocably consents to the service of process in any action or proceeding in such courts by the mailing thereof by any parties hereto by registered or certified mail, postage prepaid, to the Borrower at its address specified pursuant to Section
8.02. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or the Notes in the courts of any jurisdiction.

                (b) Each of the parties hereto irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the Notes in any New York State or federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                SECTION 8.12. No Liability of the Issuing Banks. The Borrower assumes all risks of the acts or omissions of any beneficiary or transferee of any Letter of Credit with respect to its use of such Letter of Credit. Neither an Issuing Bank nor any of its officers or directors shall be liable or responsible for: (a) the use that may be made of any Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by such Issuing Bank against presentation of documents that do not comply with the terms of a Letter of Credit, including failure of any documents to bear any reference or adequate reference to the Letter of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit, except that the Borrower shall have a claim against such Issuing Bank, and such Issuing Bank shall be liable to the Borrower, to the extent of any direct, but not consequential, damages suffered by the Borrower that the Borrower proves were caused by (i) such Issuing Bank's willful misconduct or gross negligence as determined in a final, non-appealable judgment by a court of competent jurisdiction in determining whether documents presented under any Letter of Credit comply with the terms of such Letter of Credit or (ii) such Issuing Bank's willful failure to make lawful payment under a Letter of Credit after the presentation to it of a draft and certificates strictly complying with the terms and conditions of the Letter of Credit. In furtherance and not in limitation of the foregoing, such Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

                SECTION 8.13. Waiver of Jury Trial. Each of the Borrower, the Agent and the Lenders hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement or the Notes or the actions of the Agent or any Lender in the negotiation, administration, performance or enforcement thereof.

                IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                        RADIOSHACK CORPORATION

                                        By __________________________
                                            Title:

                                        CITIBANK, N.A.,
                                            as Agent

                                        By __________________________
                                            Title:

                              Initial Issuing Banks
Letter of Credit Commitment

$50,000,000                             BANK OF AMERICA, N.A.

                                        By __________________________
                                            Title:

$50,000,000                             WACHOVIA BANK, NATIONAL ASSOCIATION

                                        By __________________________

                                            Title:
$100,000,000      Total of the Letter of Credit Commitments

                                 Initial Lenders
Commitment

$37,500,000                             CITIBANK, N.A.

                                        By __________________________
                                            Title:

$37,500,000                             BANK OF AMERICA, N.A.

                                        By __________________________
                                            Title:

$32,500,000                             FLEET NATIONAL BANK

                                        By __________________________
                                            Title:

$32,500,000                             WACHOVIA BANK, NATIONAL ASSOCIATION

                                        By __________________________
                                            Title:

$12,500,000                             FIFTH THIRD BANK

                                        By __________________________
                                            Title:

$12,500,000                             SUNTRUST BANK

                                        By __________________________
                                            Title:

$12,500,000                             U.S. BANK NATIONAL ASSOCIATION

                                        By __________________________
                                            Title:

$7,500,000                              HIBERNIA NATIONAL BANK

                                        By __________________________
                                            Title:

$20,000,000                             ROYAL BANK OF CANADA

                                        By __________________________
                                            Title:

$12,500,000                             KEYBANK NATIONAL ASSOCIATION

                                        By __________________________
                                            Title:

$12,500,000                             NATIONAL CITY BANK

                                        By __________________________
                                            Title:

$12,500,000                             WELLS FARGO BANK, NATIONAL ASSOCIATION

                                        By __________________________
                                            Title:

$7,500,000                              HUNTINGTON NATIONAL BANK

                                        By __________________________
                                            Title:

$12,500,000                             BANCA NAZIONALE DEL LAVORO

                                        By __________________________
                                            Title:

$25,000,000                             THE BANK OF NEW YORK

                                        By __________________________
                                            Title:

$12,500,000                             BANK OF TOKYO MITSUBISHI TRUST COMPANY

                                        By __________________________
                                            Title:
$300,000,000      Total of the Commitments


                                                                                                                          SCHEDULE I
                                                                                                              RADIOSHACK CORPORATION
                                                                                                          FIVE YEAR CREDIT AGREEMENT
                                                                                                          APPLICABLE LENDING OFFICES
------------------------------------------ --------------------------------------- -----------------------------------
         Name of Initial Lender                   Domestic Lending Office              Eurodollar Lending Office
------------------------------------------ --------------------------------------- -----------------------------------

------------------------------------------ --------------------------------------- -----------------------------------
Banca Nazionale del Lavoro                 25 West 51st Street                     25 West 51st Street
                                           New York, NY  10019                     New York, NY  10019
                                           Attn:  Anna Hernandez                   Attn:  Anna Hernandez
                                           T:  212 314-679                         T:  212 314-679
                                           F:  212 765-2978                        F:  212 765-2978
------------------------------------------ --------------------------------------- -----------------------------------
Bank of America, N.A.                      1850 Gateway Blvd, 5th Floor            1850 Gateway Blvd, 5th Floor
                                           Concord, CA  84520                      Concord, CA  84520
                                           Attn:  Jessical Voulgarelis             Attn:  Jessical Voulgarelis
                                           T:  925 675-7817                        T:  925 675-7817
                                           F;  888 969-9317                        F;  888 969-9317
------------------------------------------ --------------------------------------- -----------------------------------
Bank of New York                           One Wall Street                         One Wall Street
                                           New York, NY  10286                     New York, NY  10286
                                           Attn:  Madlyn Myrick                    Attn:  Madlyn Myrick
                                           T:  212 635-1366                        T:  212 635-1366
                                           F:  212 635-1481                        F:  212 635-1481
------------------------------------------ --------------------------------------- -----------------------------------
Bank of Tokyo Mistubishi Trust Company     1251 Avenue of the Americas             1251 Avenue of the Americas
                                           New York, NY  10020                     New York, NY  10020
                                           Attn:  Paresh Shah                      Attn:  Paresh Shah
                                           T:  212 782-5649                        T:  212 782-5649
                                           F:  212 782-6440                        F:  212 782-6440
------------------------------------------ --------------------------------------- -----------------------------------
Citibank, N.A.                             Two Penns Way, Suite 200                Two Penns Way, Suite 200
                                           New Castle, DE  19720                   New Castle, DE  19720
                                           Attn:  Vincent Farrell                  Attn:  Vincent Farrell
                                           T:  302 894-6032                        T:  302 894-6032
                                           F:  302 894-6120                        F:  302 894-6120
------------------------------------------ --------------------------------------- -----------------------------------
Fifth Third Bank                           38 Fountain Square Plaza                38 Fountain Square Plaza
                                           MD 10904                                MD 10904
                                           Cincinnati, OH  45263                   Cincinnati, OH  45263
                                           Attn:  Chris Motley                     Attn:  Chris Motley
                                           T:  513 579-4110                        T:  513 579-4110
                                           F:  513 744-5947                        F:  513 744-5947
------------------------------------------ --------------------------------------- -----------------------------------
Fleet National Bank                        100 Federal Street                      100 Federal Street
                                           MADE 10809A                             MADE 10809A
                                           Boston, MA  02110                       Boston, MA  02110
                                           Attn:  Kalams Herald                    Attn:  Kalams Herald
                                           T:  617 434-3780                        T:  617 434-3780
                                           F:  617 434-9933                        F:  617 434-9933
------------------------------------------ --------------------------------------- -----------------------------------
Hibernia National Bank                     313 Carondelet Street                   313 Carondelet Street
                                           New Orleans, LA  70130                  New Orleans, LA  70130
                                           Attn:  Shelly Strada                    Attn:  Shelly Strada
                                           T:  504 533-2808                        T:  504 533-2808
                                           F:  504 533-5344                        F:  504 533-5344
------------------------------------------ --------------------------------------- -----------------------------------





------------------------------------------ --------------------------------------- -----------------------------------
Huntington National Bank                   The Huntington Center                   The Huntington Center
                                           Columbus, OH  43287                     Columbus, OH  43287
                                           Attn:  Lori Scott                       Attn:  Lori Scott
                                           T:  614 480-5778                        T:  614 480-5778
                                           F:  614 480-5791                        F:  614 480-5791
------------------------------------------ --------------------------------------- -----------------------------------
KeyBank National Association               127 Public Square                       127 Public Square
                                           Cleveland, OH  44114                    Cleveland, OH  44114
                                           Attn:  Laura Binkley                    Attn:  Laura Binkley
                                           T:  216 689-4448                        T:  216 689-4448
                                           F:  216 689-4981                        F:  216 689-4981
------------------------------------------ --------------------------------------- -----------------------------------
National City Bank                         155 East Broad Street                   155 East Broad Street
                                           Columbus, OH                            Columbus, OH
                                           Attn:  Vicki Niemela                    Attn:  Vicki Niemela
                                           T:  614 463-7133                        T:  614 463-7133
                                           F:  614 463-8572                        F:  614 463-8572
------------------------------------------ --------------------------------------- -----------------------------------
Royal Bank of Canada                       One Liberty Plaza, 3rd Floor            One Liberty Plaza, 3rd Floor
                                           New York, NY  10006                     New York, NY  10006
                                           Attn:  Ritta Lee                        Attn:  Ritta Lee
                                           T:  212 428-6448                        T:  212 428-6448
                                           F:  212 428-6459                        F:  212 428-6459
------------------------------------------ --------------------------------------- -----------------------------------
SunTrust Bank                              303 Peachtree Street, 10th Floor        303 Peachtree Street, 10th Floor
                                           Atlanta, GA                             Atlanta, GA
                                           Attn:  Roshawn Orise                    Attn:  Roshawn Orise
                                           T:  404 230-1939                        T:  404 230-1939
                                           F:  4040 575-2730                       F:  4040 575-2730
------------------------------------------ --------------------------------------- -----------------------------------
U.S. Bank National Association             400 City Center                         400 City Center
                                           Mail Code:  OS-WI-CCO                   Mail Code:  OS-WI-CCO
                                           Oshkosh, WI  54901                      Oshkosh, WI  54901
                                           Attn:  Connie Sweeney                   Attn:  Connie Sweeney
                                           T:  920 237-7604                        T:  920 237-7604
                                           F:  920 237-7993                        F:  920 237-7993
------------------------------------------ --------------------------------------- -----------------------------------
Wachovia Bank, National Association        201 S. College Street, CP-17            201 S. College Street, CP-17
                                           Charlotte, NC  28288                    Charlotte, NC  28288
                                           Attn:  Cynthia Rawson                   Attn:  Cynthia Rawson
                                           T:  704 374-4425                        T:  704 374-4425
                                           F:  704 383-7997                        F:  704 383-7997
------------------------------------------ --------------------------------------- -----------------------------------
Wells Fargo Bank, National Association     201 Third Street, 8th Floor             201 Third Street, 8th Floor
                                           MAC A0187-081                           MAC A0187-081
                                           San Francisco, CA  94103                San Francisco, CA  94103
                                           Attn:  Rosanna Roxas                    Attn:  Rosanna Roxas
                                           T:  415 477-5425                        T:  415 477-5425
                                           F:  415 979-0675                        F:  415 979-0675
------------------------------------------ --------------------------------------- -----------------------------------


                                                       Schedule 5.02(e)
                                                 Investments as of June 19, 2002

----------------------------------------------------- ------------------------------------- --------------------------

Investment made as part of a community effort to                        Note amount         $
provide low income housing, including a note                            Ltd. Partnership    330,000.00
maturing on 9-30-2022, and a limited partnership                                            $
interest.                                                                                   1,598,375.00
----------------------------------------------------- ------------------------------------- --------------------------
World Wide Electronic Imports S. de R.L. de C.V.                                            $
                                                                                            7,653,410.00
----------------------------------------------------- ------------------------------------- --------------------------
Total investments                                                                           $
                                                                                            9,581,785.00
----------------------------------------------------- ------------------------------------- --------------------------


                                Schedule 5.02(a)

                                 Existing Liens



                                      None

                                                           EXHIBIT A-1 - FORM OF
                                                                REVOLVING CREDIT
                                                                 PROMISSORY NOTE




U.S.$_______________                    Dated:  _______________, 200_


                FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _________________________ (the "Lender") for the account of its Applicable Lending Office on the Termination Date (each as defined in the Credit Agreement referred to below) the principal sum of U.S.$[amount of the Lender's Commitment in figures] or, if less, the aggregate principal amount of the Revolving Credit Advances made by the Lender to the Borrower pursuant to the Five Year Credit Agreement dated as of June 19, 2002 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined) outstanding on such date.

                The Borrower promises to pay interest on the unpaid principal amount of each Revolving Credit Advance from the date of such Revolving Credit Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

                Both principal and interest are payable in lawful money of the United States of America to Citibank, as Agent, at 388 Greenwich Street, New York, New York 10013, in same day funds. Each Revolving Credit Advance owing to the Lender by the Borrower pursuant to the Credit Agreement, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

                This Promissory Note is one of the Revolving Credit Notes referred to in, and is entitled to the benefits of, the Credit Agreement. The Credit Agreement, among other things, (i) provides for the making of Revolving Credit Advances by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such Revolving Credit Advance being evidenced by this Promissory Note and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                            Title:


                                                ADVANCES AND PAYMENTS OF PRINCIPAL

-------------------------- ------------------------ ------------------------ ------------------------- ------------------------
                                                            Amount of
           Date                    Amount of             Principal Paid           Unpaid Principal             Notation
                                    Advance                or Prepaid                 Balance                   Made By


--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

                                                           EXHIBIT A-2 - FORM OF
                                                                 COMPETITIVE BID
                                                                 PROMISSORY NOTE




U.S.$_______________                    Dated:  _______________, 200_


                FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _________________________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Five Year Credit Agreement dated as of June 19, 2002 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined)), on _______________, 200_, the principal amount of U.S.$_______________].

                The Borrower promises to pay interest on the unpaid principal amount hereof from the date hereof until such principal amount is paid in full, at the interest rate and payable on the interest payment date or dates provided below:

        Interest Rate: _____% per annum (calculated on the basis of a year of _____ days for the actual number of days elapsed).

                Both principal and interest are payable in lawful money of the United States of America to Citibank, as agent, for the account of the Lender at the office of Citibank, at 388 Greenwich Street, New York, New York 10013 in same day funds.

                This Promissory Note is one of the Competitive Bid Notes referred to in, and is entitled to the benefits of, the Credit Agreement. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events.

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

                This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York.

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                            Title:

                                                 EXHIBIT B-1 - FORM OF NOTICE OF
                                                      REVOLVING CREDIT BORROWING

Citibank, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
  Two Penns Way
  New Castle, Delaware 19720
                                        [Date]

                Attention: Bank Loan Syndications Department

Ladies and Gentlemen:

                The undersigned, Radioshack Corporation, refers to the Five
Year Credit Agreement, dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests a Revolving Credit Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such Revolving Credit Borrowing (the "Proposed Revolving Credit Borrowing") as required by Section 2.02(a) of the Credit Agreement:

                (i) The Business Day of the Proposed Revolving Credit Borrowing is _______________, 200_.

                (ii) The Type of Advances comprising the Proposed Revolving Credit Borrowing is [Base Rate Advances] [Eurodollar Rate Advances].

                (iii) The aggregate amount of the Proposed Revolving Credit Borrowing is $_______________.

                [(iv)   The initial Interest Period for each Eurodollar Rate
        Advance made as part of the Proposed Revolving Credit Borrowing is _____ month[s].]

                The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed Revolving Credit Borrowing:

                (A) the representations and warranties contained in Section 4.01(a) through (i) of the Credit Agreement are correct, before and after giving effect to the Proposed Revolving Credit Borrowing and to the application of the proceeds therefrom, as though made on and as of such date; and

                (B) no event has occurred and is continuing, or would result from such Proposed Revolving Credit Borrowing or from the application of the proceeds therefrom, that constitutes a Default.

                                        Very truly yours,

                                        RADIOSHACK CORPORATION


                                        By __________________________
                                            Title:.

                                                 EXHIBIT B-2 - FORM OF NOTICE OF
                                                       COMPETITIVE BID BORROWING


Citibank, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
  Two Penns Way
  New Castle, Delaware 19720
                                        [Date]

                Attention: Bank Loan Syndications Department


Ladies and Gentlemen:

                The undersigned, Radioshack Corporation, refers to the Five
Year Credit Agreement, dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.03 of the Credit Agreement that the undersigned hereby requests a Competitive Bid Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such Competitive Bid Borrowing (the "Proposed Competitive Bid Borrowing") is requested to be made:

        (A)     Date of Competitive Bid Borrowing  ________________________
        (B)     Amount of Competitive Bid Borrowing________________________
        (C)     [Maturity Date] [Interest Period]  ________________________
        (D)     Interest Rate Basis                ________________________
        (E)     Interest Payment Date(s)           ________________________
        (F)     ___________________                ________________________

                The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed Competitive Bid Borrowing:

                (a) the representations and warranties contained in Section 4.01(a) through (i) of the Credit Agreement are correct, before and after giving effect to the Proposed Competitive Bid Borrowing and to the application of the proceeds therefrom, as though made on and as of such date;

                (b) no event has occurred and is continuing, or would result from the Proposed Competitive Bid Borrowing or from the application of the proceeds therefrom, that constitutes a Default;

                (c) no event has occurred and no circumstance exists of which the Borrower has become aware, as a result of which the information concerning the Borrower that has been provided to the Agent and each Lender by the Borrower in connection herewith is shown to contain an untrue statement of a material fact or is shown to have omitted to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading as if the date such information was provided; and

                (d) the aggregate amount of the Proposed Competitive Bid Borrowing and all other Borrowings to be made on the same day under the Credit Agreement is within the aggregate amount of the Unused Commitments of the Lenders.

                The undersigned hereby confirms that the Proposed Competitive Bid Borrowing is to be made available to it in accordance with Section 2.03(a)(v) of the Credit Agreement.

                                        Very truly yours,

                                        RADIOSHACK CORPORATION




                                        By __________________________
                                            Title:

                                                             EXHIBIT C - FORM OF
                                                       ASSIGNMENT AND ACCEPTANCE


                Reference is made to the Five Year Credit Agreement dated as of June 19, 2002 (as amended or modified from time to time, the "Credit Agreement") among Radioshack Corporation, a Delaware corporation (the "Borrower"), the Lenders and Initial Issuing Banks (each as defined in the Credit Agreement), Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

                The "Assignor" and the "Assignee" referred to on Schedule I hereto agree as follows:

                1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement as of the date hereof (other than in respect of Competitive Bid Advances and Competitive Bid Notes) equal to the percentage interest specified on Schedule 1 hereto of all outstanding rights and obligations under the Credit Agreement (other than in respect of Competitive Bid Advances and Competitive Bid Notes) together with participations in Letters of Credit held by the Assignor on the date hereof. After giving effect to such sale and assignment, the Assignee's Revolving Credit Commitment and the amount of the Revolving Credit Advances owing to the Assignee will be as set forth on Schedule 1 hereto.

                2. The Assignor (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, the Credit Agreement or any other instrument or document furnished pursuant thereto; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto; and (iv) attaches the Revolving Credit Note, if any, held by the Assignor [and requests that the Agent exchange such Revolving Credit Note for a new Revolving Credit Note payable to the order of [the Assignee in an amount equal to the Revolving Credit Commitment assumed by the Assignee pursuant hereto or new Revolving Credit Notes payable to the order of the Assignee in an amount equal to the Revolving Credit Commitment assumed by the Assignee pursuant hereto and] the Assignor in an amount equal to the Revolving Credit Commitment retained by the Assignor under the Credit Agreement[, respectively,] as specified on
Schedule 1 hereto].

                3. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 4.01 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iii) confirms that it is an Eligible Assignee; (iv) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations that by the terms of the Credit Agreement are required to be performed by it as a Lender; and (vi) attaches any U.S. Internal Revenue Service forms required under Section 2.15 of the Credit Agreement.

                4. Following the execution of this Assignment and Acceptance, it will be delivered to the Agent for acceptance and recording by the Agent. The effective date for this Assignment and Acceptance (the "Effective Date") shall be the date of acceptance hereof by the Agent, unless otherwise specified on Schedule 1 hereto.

                5. Upon such acceptance and recording by the Agent, as of the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

                6. Upon such acceptance and recording by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement and the Revolving Credit Notes in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest, facility fees and letter of credit commissions with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement and the Revolving Credit Notes for periods prior to the Effective Date directly between themselves.

                7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of New York.

                8. This Assignment and Acceptance may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of Schedule 1 to this Assignment and Acceptance by telecopier shall be effective as delivery of a manually executed counterpart of this Assignment and Acceptance.

                IN WITNESS WHEREOF, the Assignor and the Assignee have caused
Schedule 1 to this Assignment and Acceptance to be executed by their officers thereunto duly authorized as of the date specified thereon.


                                   Schedule 1
                                       to
                            Assignment and Acceptance


        Percentage interest assigned:                                                   _____%

        Assignee's Revolving Credit Commitment:                                         $______

        Aggregate outstanding principal amount of Revolving Credit Advances assigned:   $______

        Principal amount of Revolving Credit Note payable to Assignee:                  $______

        Principal amount of Revolving Credit Note payable to Assignor:                  $______

        Effective Date*:  _______________, 200_


                                                [NAME OF ASSIGNOR], as Assignor

                                                By __________________________
                                                    Title:


                                                Dated:  _______________, 200_


                                                [NAME OF ASSIGNEE], as Assignee

                                                By __________________________
                                                    Title:

                                                Dated:  _______________, 200_


                                                Domestic Lending Office:
                                                        [Address]

                                                Eurodollar Lending Office:
                                                        [Address]























------------------------

* This date should be no earlier than five Business Days after the delivery of this Assignment and Acceptance to the Agent.

Accepted [and Approved]** this
__________ day of _______________, 200_

CITIBANK, N.A., as Agent

By
  ------------------------------------------
   Title:


[Approved this __________ day
of _______________, 200_

RADIOSHACK CORPORATION

By                                          ]*
  ------------------------------------------
   Title:






































------------------------
** Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

* Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

                                                             EXHIBIT D - FORM OF
                                                              OPINION OF COUNSEL
                                                                FOR THE BORROWER


                                                [Effective Date]
To each of the Lenders parties
  to the Credit Agreement dated
  as of June 19, 2002
  among Radioshack Corporation,
  said Lenders and Citibank, N.A.,
  as Agent for said Lenders, and
  to Citibank, N.A., as Agent


                             Radioshack Corporation


Ladies and Gentlemen:

                This opinion is furnished to you pursuant to Section
3.01(h)(iv) of the Five Year Credit Agreement, dated as of June 19, 2002 (the "Credit Agreement"), among Radioshack Corporation (the "Borrower"), the Lenders parties thereto, Bank of America, N.A., as administrative agent, Fleet National Bank, as syndication agent, Wachovia Bank, National Association, as documentation agent, Salomon Smith Barney Inc. and Banc of America Securities Inc., as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders. Terms defined in the Credit Agreement are used herein as therein defined.

                We have acted as counsel for the Borrower in connection with the preparation, execution and delivery of the Credit Agreement.

                In that connection, we have examined:

                (1)     The Credit Agreement.

                (2) The documents furnished by the Borrower pursuant to Article III of the Credit Agreement.

                (3      The  [Articles]  [Certificate]  of  Incorporation  of
        the  Borrower  and all  amendments thereto (the "Charter").

                (4) The by-laws of the Borrower and all amendments thereto (the "By-laws").

                (5) A certificate of the Secretary of State of Delaware, dated _______________, 2002, attesting to the continued corporate existence and good standing of the Borrower in that State.

We have also examined the originals, or copies certified to our satisfaction, of the indentures, loan or credit agreements, leases, guarantees, mortgages, security agreements, bonds, notes and other agreements or instruments, and orders, writs, judgments, awards, injunctions and decrees, that affect or purport to affect the Borrower's right to borrow money or the Borrower's obligations under the Credit Agreement or the Notes. In addition, we have examined the originals, or copies certified to our satisfaction, of such other corporate records of the Borrower, certificates of public officials and of officers of the Borrower, and agreements, instruments and other documents, as we have deemed necessary as a basis for the opinions expressed below. As to questions of fact material to such opinions, we have, when relevant facts were not independently established by us, relied upon certificates of the Borrower or its officers or of public officials. We have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Initial Lenders and the Agent.

                Our opinions expressed below are limited to the law of the State of Texas, the General Corporation Law of the State of Delaware and the Federal law of the United States.

                Based upon the foregoing and upon such investigation as we have deemed necessary, we are of the following opinion:

                1. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

                2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes, and the consummation of the transactions contemplated thereby, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter or the By-laws or (ii) any law, rule or regulation applicable to the Borrower (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on or affecting the Borrower. The Credit Agreement and the Notes have been duly executed and delivered on behalf of the Borrower.

                3. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Borrower of the Credit Agreement and the Notes.

                4. To the best of our knowledge, there are no pending or overtly threatened actions or proceedings against the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement or any of the Notes or the consummation of the transactions contemplated thereby or that are likely to have a materially adverse effect upon the financial condition or operations of the Borrower or any of its Subsidiaries.

                5. In any action or proceeding arising out of or relating to the Credit Agreement or the Notes in any court of the State of Texas or in any Federal court sitting in the State of Texas, such court would recognize and give effect to the provisions of Section 8.09 of the Credit Agreement wherein the parties thereto agree that the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Texas or a Federal court sitting in the State of Texas would apply the usury law of the State of New York, and would not apply the usury law of the State of Texas, to the Credit Agreement and the Notes. However, if a court of the State of Texas or a Federal court sitting in the State of Texas were to hold that the Credit Agreement and the Notes are governed by, and to be construed in accordance with, the laws of the State of Texas, the Credit Agreement and the Notes would be, under the laws of the State of Texas, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms provided that the rate of interest charged under the Credit Agreement and the Notes does not exceed the highest lawful rate then in effect in the State of Texas, which rate is equal to twice the rate of interest paid in respect of U.S. treasury bills, but is not less than 18%, nor more than 28% per annum.

                The opinions set forth above are subject to the following qualifications:

                (a) Our opinion in paragraph 5 above as to enforceability is subject to the effect of any applicable bankruptcy, insolvency (including, without limitation, all laws relating to fraudulent transfers), reorganization, moratorium or similar law affecting creditors' rights generally.

                (b) Our opinion in paragraph 5 above as to enforceability is subject to the effect of general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

                (c) We express no opinion as to (i) Section 2.16 of the Credit Agreement insofar as it provides that any Lender purchasing a participation from another Lender pursuant thereto may exercise set-off or similar rights with respect to such participation and (ii) the effect of the law of any jurisdiction other than the State of Texas wherein any Lender may be located or wherein enforcement of the Credit Agreement or the Notes may be sought that limits the rates of interest legally chargeable or collectible.




                                                Very truly yours,

                                                                  EXECUTION COPY




                                U.S. $300,000,000


                           FIVE YEAR CREDIT AGREEMENT

                            Dated as of June 19, 2002

                                      Among

                             RADIOSHACK CORPORATION
                                   as Borrower

                                       and

                        THE INITIAL LENDERS NAMED HEREIN
                               as Initial Lenders

                                       and

                                 CITIBANK, N.A.
                    as Administrative Agent and Paying Agent

                                       and

                              BANK OF AMERICA, N.A.
                as Administrative Agent and Initial Issuing Bank

                                       and

                               FLEET NATIONAL BANK
                  as Syndication Agent and Initial Issuing Bank

                                       and

                       WACHOVIA BANK, NATIONAL ASSOCIATION
                             as Documentation Agent

                                       and

                            SALOMON SMITH BARNEY INC.
                                       and
                         BANC OF AMERICA SECURITIES INC.
                     as Joint Lead Arrangers and Bookrunners

                                TABLE OF CONTENTS
ARTICLE I

        SECTION 1.01.   Certain Defined Terms                                  1

        SECTION 1.02.   Computation of Time Periods                           12

        SECTION 1.03.   Accounting Terms                                      12

ARTICLE II

        SECTION 2.01.   The Revolving Credit Advances and
                        Letters of Credit                                     13

        SECTION 2.02.   Making the Revolving Credit Advances                  13

        SECTION 2.03.   The Competitive Bid Advances                          14

        SECTION 2.04.   Issuance of and Drawings and Reimbursement
                        Under Letters of Credit                               17

        SECTION 2.05.   Fees                                                  18

        SECTION 2.06.   Termination or Reduction of the Commitments           18

        SECTION 2.07.   Repayment of Revolving Credit Advances                18

        SECTION 2.08.   Interest on Revolving Credit Advances                 19

        SECTION 2.09.   Interest Rate Determination                           20

        SECTION 2.10.   Optional Conversion of Revolving Credit Advances      20

        SECTION 2.11.   Prepayments of Revolving Credit Advances              21

        SECTION 2.12.   Increased Costs                                       21

        SECTION 2.13.   Illegality                                            21

        SECTION 2.14.   Payments and Computations                             22

        SECTION 2.15.   Taxes                                                 22

        SECTION 2.16.   Sharing of Payments, Etc.                             24

        SECTION 2.17.   Evidence of Debt                                      24

        SECTION 2.18.   Use of Proceeds                                       25

        SECTION 2.19.   Extension of Termination Date                         25

ARTICLE III

        SECTION 3.01.   Conditions Precedent to Effectiveness of
                        Sections 2.01 and 2.03                                26

        SECTION 3.02.   Conditions Precedent to Each Revolving
                        Credit Borrowing, Letter of Credit Issuance
                        and Extension Date.                                   28

        SECTION 3.03.   Conditions Precedent to Each Competitive
                        Bid Borrowing                                         28

        SECTION 3.04.   Determinations Under Section 3.01                     29

ARTICLE IV

        SECTION 4.01.   Representations and Warranties of the Borrower        29

ARTICLE V

        SECTION 5.01.   Affirmative Covenants                                 30

        SECTION 5.02.   Negative Covenants                                    32

        SECTION 5.03.   Financial Covenants                                   34

ARTICLE VI

        SECTION 6.01.   Events of Default                                     34

        SECTION 6.02.   Actions in Respect of the Letters of Credit
                        upon Default                                          36

ARTICLE VII

        SECTION 7.01.   Authorization and Action                              36

        SECTION 7.02.   Agent's Reliance, Etc.                                36

        SECTION 7.03.   Citibank and Affiliates                               37

        SECTION 7.04.   Lender Credit Decision                                37

        SECTION 7.05.   Indemnification                                       37

        SECTION 7.06.   Successor Agent                                       38

        SECTION 7.07.   Other Agents.                                         38

ARTICLE VIII

        SECTION 8.01.   Amendments, Etc.                                      38

        SECTION 8.02.   Notices, Etc.                                         38

        SECTION 8.03.   No Waiver; Remedies                                   39

        SECTION 8.04.   Costs and Expenses                                    39

        SECTION 8.05.   Right of Set-off                                      40

        SECTION 8.06.   Binding Effect                                        40

        SECTION 8.07.   Assignments and Participations                        40

        SECTION 8.08.   Confidentiality                                       42

        SECTION 8.09.   Governing Law                                         42

        SECTION 8.10.   Execution in Counterparts                             42

        SECTION 8.11.   Jurisdiction, Etc.                                    42

        SECTION 8.12.   No Liability of the Lenders as Letter
                        of Credit Issuers                                     43

        SECTION 8.13.   Waiver of Jury Trial                                  44

Schedules

Schedule I - List of Applicable Lending Offices

Schedule 5.02(a) - Existing Liens

Schedule 5.02(e) - Existing Investments

Exhibits

Exhibit A-1      -   Form of Revolving Credit Note

Exhibit A-2      -   Form of Competitive Bid Note

Exhibit B-1      -   Form of Notice of Revolving Credit Borrowing

Exhibit B-2      -   Form of Notice of Competitive Bid Borrowing

Exhibit C        -   Form of Assignment and Acceptance

Exhibit D        -   Form of Opinion of Counsel for the Borrower


                                                                      EXHIBIT 11
                                   RADIOSHACK CORPORATION

                  STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                  AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS
                                                     Three Months Ended      Six Months Ended
                                                          June 30,                June 30,
                                                    --------------------   --------------------
(In millions, except ratios)                          2002       2001        2002       2001
----------------------------                        ---------  ---------   ---------  ---------
Ratio of Earnings to Fixed Charges:

Net income                                          $    51.8  $    41.2   $   109.4  $    87.7
Plus provision for income taxes                          31.8       25.3        67.1       53.8
                                                    ---------  ---------   ---------  ---------
Income before income taxes                               83.6       66.5       176.5      141.5
                                                    ---------  ---------   ---------  ---------

Fixed charges:

Interest expense and amortization of debt discount       10.5       12.2        21.0       25.2
Amortization of issuance expense                          0.2        0.0         0.5        0.2
Appropriate portion (33 1/3%) of rentals                 20.3       18.7        40.2       37.5
                                                    ---------  ---------   ---------  ---------
  Total fixed charges                                    31.0       30.9        61.7       62.9
                                                    ---------  ---------   ---------  ---------

Earnings before income taxes and fixed charges      $   114.6  $    97.4   $   238.2  $   204.4
                                                    =========  =========   =========  =========

Ratio of earnings to fixed charges                       3.70       3.15        3.86       3.25
                                                    =========  =========   =========  =========

Ratio of Earnings to Fixed Charges and Preferred
 Dividends:

Total fixed charges, as above                       $    31.0  $    30.9   $    61.7  $    62.9
Preferred dividends                                       1.1        1.2         2.3        2.5
                                                    ---------  ---------   ---------  ---------
Total fixed charges and preferred dividends         $    32.1  $    32.1   $    64.0  $    65.4
                                                    =========  =========   =========  =========

Earnings before income taxes and fixed charges      $   114.6  $    97.4   $   238.2  $   204.4
                                                    =========  =========   =========  =========

Ratio of earnings to fixed charges and preferred
 dividends                                               3.57       3.03        3.72       3.13
                                                    =========  =========   =========  =========


                                                                   EXHIBIT 99(a)

                            CERTIFICATION PURUSANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURUSANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard
H. Roberts, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
August 12, 2002

                                                                   EXHIBIT 99(b)

                            CERTIFICATION PURUSANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURUSANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
D. Newman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
August 12, 2002