Form 10-Q
period 2002-09-30
RADIOSHACK CORP
filed 2002-11-13
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 2002 was 168,432,183.
        Index to Exhibits is on Sequential Page No. 19. Total pages 22.

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                       RADIOSHACK CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         ---------------------   ---------------------
(In millions, except per share amounts)                    2002        2001        2002        2001
---------------------------------------                  ---------   ---------   ---------   ---------

Net sales and operating revenues                         $ 1,047.0   $ 1,080.9   $ 3,079.5   $ 3,259.9
Cost of products sold                                        525.6       554.9     1,528.3     1,675.0
                                                         ---------   ---------   ---------   ---------
Gross profit                                                 521.4       526.0     1,551.2     1,584.9
                                                         ---------   ---------   ---------   ---------

Operating expenses:
  Selling, general and administrative                        420.0       403.8     1,234.5     1,207.0
  Depreciation and amortization                               23.0        27.4        71.9        82.6
  Employee separation and other costs                          --         13.5         --         13.5
  Loss on sale of assets                                       --          --          --         12.4
                                                         ---------   ---------   ---------   ---------
Total operating expenses                                     443.0       444.7     1,306.4     1,315.5
                                                         ---------   ---------   ---------   ---------

Operating income                                              78.4        81.3       244.8       269.4

  Interest income                                              2.2         2.8         6.1        11.4
  Interest expense                                           (11.3)      (13.6)      (32.8)      (38.8)
  Other income                                                 3.1         --         30.8         --
  Provision for loss on Internet-related investment            --          --          --        (30.0)
                                                         ---------   ---------   ---------   ---------

Income before income taxes                                    72.4        70.5       248.9       212.0
Provision for income taxes                                    27.5        26.7        94.6        80.5
                                                         ---------   ---------   ---------   ---------

Net income                                                    44.9        43.8       154.3       131.5

Preferred dividends                                            1.1         1.2         3.4         3.7
                                                         ---------   ---------   ---------   ---------

Net income available to common stockholders              $    43.8   $    42.6   $   150.9   $   127.8
                                                         =========   =========   =========   =========

Net income available per common share:

  Basic                                                  $    0.25   $    0.23   $    0.87   $    0.69
                                                         =========   =========   =========   =========

  Diluted                                                $    0.25   $    0.23   $    0.83   $    0.67
                                                         =========   =========   =========   =========

Shares used in computing earnings per common share:

  Basic                                                      172.1       183.2       174.4       185.2
                                                         =========   =========   =========   =========

  Diluted                                                    178.0       189.9       181.0       192.8
                                                         =========   =========   =========   =========



The accompanying notes are an integral part of these consolidated financial statements.



                             RADIOSHACK CORPORATION AND SUBSIDIARIES
                                   Consolidated Balance Sheets

                                                                September 30,    December 31,   September 30,
                                                                    2002            2001            2001
(In millions, except for share amounts)                          (Unaudited)                     (Unaudited)
---------------------------------------                         -------------   -------------   -------------
Assets
Current assets:
  Cash and cash equivalents                                    $       365.4   $       401.4   $       246.3
  Accounts and notes receivable, net                                   205.1           276.3           302.9
  Inventories, at lower of cost or market                            1,118.8           949.8         1,103.6
  Other current assets                                                  92.8            86.8            66.6
                                                               -------------   -------------   -------------
    Total current assets                                             1,782.1         1,714.3         1,719.4

Property, plant and equipment, net                                     413.4           417.7           466.2
Other assets, net of accumulated amortization                          121.0           113.1           148.1
                                                               -------------   -------------   -------------
Total assets                                                    $    2,316.5   $     2,245.1   $     2,333.7
                                                               =============   =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of long-term
   debt                                                        $        41.8   $       105.5   $       106.7
  Accounts payable                                                     433.1           206.7           315.1
  Accrued expenses                                                     308.0           336.1           284.1
  Income taxes payable                                                 142.2           178.1           139.6
                                                               -------------   -------------   -------------

    Total current liabilities                                          925.1           826.4           845.5

Long-term debt, excluding current maturities                           589.8           565.4           571.8
Other non-current liabilities                                           79.5            75.2            71.6
                                                               -------------   -------------   -------------

    Total liabilities                                                1,594.4         1,467.0         1,488.9
                                                               -------------   -------------   -------------

Commitments and contingent liabilities

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized
    Series A junior participating, 300,000 shares designated
      and none issued                                                    --              --              --
    Series B convertible (TESOP), 100,000 shares authorized;
      59,900, 64,500 and 65,700 shares issued, respectively             59.9            64.5            65.7
  Common stock, $1 par value, 650,000,000 shares authorized;
    236,033,000 issued                                                 236.0           236.0           236.0
  Additional paid-in capital                                           139.8           138.8           143.0
  Retained earnings                                                  1,932.2         1,787.3         1,754.4
  Treasury stock, at cost; 66,304,000, 59,233,000 and
    55,909,000 shares, respectively                                 (1,644.3)       (1,443.5)       (1,347.9)
  Unearned deferred compensation                                        (0.9)           (4.3)           (5.9)
  Accumulated other comprehensive loss                                  (0.6)           (0.7)           (0.5)
                                                               -------------   -------------   -------------
   Total stockholders' equity                                          722.1           778.1           844.8
                                                               -------------   -------------   -------------
Total liabilities and stockholders' equity                     $     2,316.5   $     2,245.1   $     2,333.7
                                                               =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.



                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                     Nine Months Ended
                                                                       September 30,
(In millions)                                                         2002        2001
-------------                                                      ---------   ---------

Cash flows from operating activities:
Net income                                                         $   154.3   $   131.5
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loss on Internet-related investment                    --         30.0
    Loss on sale of assets                                               --         12.4
    Depreciation and amortization                                       71.9        82.6
    Other items                                                         16.2        26.3
  Changes in operating assets and liabilities:
    Receivables                                                         69.0       143.9
    Inventories                                                       (169.0)       60.7
    Other current assets                                                (5.4)       (6.4)
    Accounts payable, accrued expenses and income taxes payable        158.3        (9.9)
                                                                   ---------   ---------
Net cash provided by operating activities                              295.3       471.1
                                                                   ---------   ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                           (76.2)      (97.7)
  Proceeds from sale of property, plant and equipment                    8.3         5.4
  Proceeds from early retirement of CompUSA note                         --        123.6
  Other investing activities                                            (0.1)       (4.1)
                                                                   ---------   ---------
Net cash (used in) provided by investing activities                    (68.0)       27.2
                                                                   ---------   ---------

Cash flows from financing activities:
  Purchases of treasury stock                                         (247.9)     (193.4)
  Exercise of common stock put options                                   --         (2.1)
  Proceeds from sale of common stock put options                         --          0.3
  Sales of treasury stock to employee stock plans                       30.8        37.1
  Proceeds from exercise of stock options                                7.8         5.4
  Purchase of minority interest in consolidated subsidiary               --        (88.0)
  Dividends paid                                                        (2.2)      (32.8)
  Net changes in short-term borrowings                                   --       (451.6)
  Additions to long-term borrowings                                     32.1       346.4
  Repayments of long-term borrowings                                   (83.9)       (4.0)
                                                                   ---------   ---------
Net cash used in financing activities                                 (263.3)     (382.7)
                                                                   ---------   ---------

Net (decrease) increase in cash and cash equivalents                   (36.0)      115.6
Cash and cash equivalents, beginning of period                         401.4       130.7
                                                                   ---------   ---------
Cash and cash equivalents, end of period                           $   365.4       246.3
                                                                   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited interim consolidated financial statements in accordance with the rules of the Securities and Exchange Commission ("SEC") and, consequently, we did not include all of the disclosures required by generally accepted accounting principles for complete annual financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation are included. However, operating results for the three and nine months ended September 30, 2002, do not necessarily indicate the results you might expect for the year ending December 31, 2002. If you desire further information, you should refer to our consolidated financial statements, related footnotes, and management's discussion and analysis of financial condition and results of operations included in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - ACCOUNTING POLICIES
The following accounting policies provide enhanced information in connection with the accounting policies disclosed in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition: Our revenue is derived principally from the sale of private label and third party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Services and other operating revenues are less than 10% of total revenue. Certain products, such as wireless phones and satellite systems, require the customer to use the services of a third party service provider. In most cases, the third party service provider will pay us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of service disconnects, is generally recognized at the time the customer is accepted as a subscriber of a third party service provider. Residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer.

Additionally, our retail operations offer repair service (i.e. non-warranty) contracts on products sold. These contracts generally provide extended service coverage for periods of 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time of sale of the contract. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the lives of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive advertising contributions from certain third party service providers and product vendors, which we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services.

Reclassifications: Certain amounts in the September 30, 2001, financial statements have been reclassified to conform with the September 30, 2002, presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 3 - BASIC AND DILUTED EARNINGS PER SHARE
The following table summarizes the reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share ("EPS") calculations for the three and nine months ended September 30, 2002 and 2001, respectively. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would have occurred if our securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of our common stock that would have then shared in our earnings.

                                                        Three Months Ended                     Three Months Ended
                                                        September 30, 2002                     September 30, 2001
                                              -------------------------------------  -------------------------------------
                                                Income       Shares      Per Share     Income       Shares      Per Share
(In millions, except per share amounts)       (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
---------------------------------------       -----------  -----------  -----------  -----------  -----------  -----------
Net income                                    $      44.9                            $      43.8
Less: Preferred stock dividends                      (1.1)                                  (1.2)
                                              -----------                            -----------

Basic EPS
Net income available to common
  stockholders                                       43.8        172.1  $      0.25         42.6        183.2  $      0.23
                                                                        ===========                            ===========

Effect of dilutive securities:
Dividends on Series B preferred stock                 1.1                                    1.2
Additional contribution required for TESOP
  if preferred stock had been converted              (1.1)         5.2                      (0.9)         5.7
Stock options                                                      0.7                                    1.0
                                              -----------  -----------               -----------  -----------

Diluted EPS
Net income available to common
  stockholders plus assumed conversions       $      43.8        178.0  $      0.25  $      42.9        189.9  $      0.23
                                              ===========  ===========  ===========  ===========  ===========  ===========

                                                         Nine Months Ended                      Nine Months Ended
                                                        September 30, 2002                     September 30, 2001
                                              -------------------------------------  -------------------------------------
                                                Income       Shares      Per Share     Income       Shares      Per Share
(In millions, except per share amounts)       (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
---------------------------------------       -----------  -----------  -----------  -----------  -----------  -----------
Net income                                    $     154.3                            $     131.5
Less: Preferred stock dividends                      (3.4)                                  (3.7)
                                              -----------                            -----------

Basic EPS
Net income available to common
  stockholders                                      150.9        174.4  $      0.87        127.8        185.2  $      0.69
                                                                        ===========                            ===========

Effect of dilutive securities:
Dividends on Series B preferred stock                 3.4                                    3.7
Additional contribution required for TESOP
  if preferred stock had been converted              (3.4)         5.4                      (2.6)         5.8
Stock options                                                      1.2                                    1.8
                                              -----------  -----------               -----------  -----------

Diluted EPS
Net income available to common
  stockholders plus assumed conversions       $     150.9        181.0  $      0.83  $     128.9        192.8  $      0.67
                                              ===========  ===========  ===========  ===========  ===========  ===========

Options to purchase 20.5 million and 16.1 million shares of common stock for the three and nine month periods ended September 30, 2002, respectively, as compared to options to purchase 15.0 million and 12.4 million shares of common stock for the comparable periods in the prior year, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the periods and the effect of their inclusion in the computation would have been antidilutive.

NOTE 4 - REVOLVING CREDIT FACILITY
In June 2002 we replaced our existing $600.0 million credit facilities with new credit facilities, also totaling $600.0 million. A syndicate of banks granted the new facilities. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes.

NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income consists primarily of net income, the gain or loss on an interest rate swap used as a cash flow hedge and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2002 and 2001, was $51.8 million and $43.9 million, respectively, and comprehensive income for the nine months ended September 30, 2002 and 2001, was $154.5 million and $132.0 million, respectively.

NOTE 6 - BUSINESS RESTRUCTURING
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these closed stores. At December 31, 2001, the balance in the restructuring reserve was $11.8 million and consisted of the remaining estimated real estate obligations to be paid. During the three and nine months ended September 30, 2002, approximately $0.5 million and $2.1 million, respectively, were charged against the reserve. Additionally, we increased the reserve during the third quarter of 2002 by $6.0 million due to the bankruptcy of the sub-lessee in a former Incredible Universe location. During the nine months ended September 30, 2002, we increased the reserve for real estate obligations by $7.2 million. The balance in the restructuring reserve at September 30, 2002, was $16.9 million and is included as an accrued expense ($9.2 million) and as other non-current liabilities ($7.7 million) in the accompanying 2002 Consolidated Balance Sheet. This reserve represents the revised expected loss on the eventual disposition of these real estate obligations and is based on current comparable rates for leases in their respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of these leases, the longest of which is 17 years.

In 2001 we recorded a total of $25.9 million in restructuring charges principally related to a general reduction of our corporate management and administrative labor force, primarily for early retirement and involuntary and voluntary employee severance during the third quarter of 2001 ($13.5 million), the closure of our national commercial installation business in the fourth quarter of 2001 ($4.8 million), and the closure of 35 underperforming stores during the fourth quarter of 2001 ($7.6 million). The expense for the reduction in labor force in the third quarter of 2001 is included in employee separation and other costs in our 2001 Consolidated Statement of Income. These 2001 charges included severance payments to the affected employees ($8.8 million); other employee related costs such as outplacement services, acceleration of vesting of outstanding stock option grants and contractual salary continuation payments ($7.2 million); write-downs of store fixtures and leasehold improvements and the fleet of RadioShack Installation Services ("RSIS") vehicles ($6.0 million); and future lease commitment obligations, net of an assumption for future sublease rental income or lessor buyouts ($3.9 million). Of the $25.9 million expensed in 2001, we made cash payments of $6.9 million, principally for severance costs, and wrote off $5.2 million of fixed assets related to store fixtures and leasehold improvements. For the nine months ended September 30, 2002, we made an additional $3.4 million in cash payments for severance costs and lease commitments and buyouts. During this period we also reversed reserves of $2.9 million that were determined to no longer be required and wrote off the remaining $0.8 million fixed asset balance associated with the fleet of RSIS vehicles. The remaining balance of the 2001 restructuring reserve of $6.7 million represents salary continuation payments over the next 10 years ($2.9 million), acceleration of vesting of stock option grants ($1.2 million), and future lease commitment obligations ($2.6 million). As of September 30, 2002, we considered these restructuring activities to be substantially complete and transferred the remaining restructuring reserve to accrued expenses ($3.8 million), and other non-current liabilities ($2.9 million).

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
We lease rather than own most of our facilities. Our retail stores comprise the largest portion of our leased facilities. These stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. We also lease distribution centers, office space and our corporate headquarters. Additionally, we enter into marketing agreements and advertising commitments for sponsorships and broadcast media airtime.

NOTE 8 - LITIGATION
In October 2002, the court approved the final settlement, tentatively agreed to in June 2002, of $29.9 million in a class action lawsuit originally filed in March 2000 in Orange County, California. The lawsuit, styled Omar Belazi, et al vs. Tandy Corporation, et al, related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

Additionally, in the second quarter of 2002, we received payments of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan Industries Holdings, Inc ("O'Sullivan"). The payments were recorded as other income. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This arbitration commenced in July 1999 and the settlement requires O'Sullivan to make ongoing quarterly payments through 2009 under the tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

NOTE 9 - LOSS ON SALE OF ASSETS
On August 31, 1998, we completed the sale of our wholly owned subsidiary, Computer City, Inc., to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001, we received $123.6 million for the settlement of the purchase price and settlement of the $136.0 million note, resulting in an additional loss of $12.4 million from the sale of Computer City, Inc. This loss was recorded in the 2001 Consolidated Statement of Income as a loss on sale of assets.

NOTE 10 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
During the second quarter of 2000, we made a $30.0 million cash investment in Digital:Convergence Corporation ("DC"), a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to DC's inability to secure financing at that time, as well as its commencement of restructuring activities involving the termination of much of its workforce and the curtailing of its business activities. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy in March 2002.

NOTE 11 - LONG-TERM DEBT
On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private placement offering to initial purchasers who offered the notes to qualified institutional buyers pursuant to SEC Rule 144A. Interest is payable on the notes on November 15 and May 15 of each year. On August 3, 2001, pursuant to the terms of an exchange offer filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange offering did not result in any additional debt being issued; substantially all of the notes are now publicly registered with the SEC.

NOTE 12 - RADIOSHACK.COM LLC
In November 1999, we formed a limited liability company, RadioShack.com LLC. In January 2000, Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC.

NOTE 13 - SUBSEQUENT EVENT
On October 18, 2002, our Board of Directors declared an annual dividend of $0.22 per common share. The dividend will be paid on December 19, 2002, to stockholders of record on December 1, 2002.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS
In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets," which establishes accounting and reporting standards for the impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. SFAS No. 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. We adopted SFAS No. 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Earlier application is encouraged. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF No. 94-3 or other applicable preexisting guidance. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to:

o a failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o changes in national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the resulting international war on terrorism;
o the disruption of international, national or regional transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to successfully execute our strategic initiatives, including our Anchor, Participatory and Opportunistic ("APOS") business model and emerging sales channels strategies, as well as new business arrangements which may be formed with other retailers, distributors and third party service providers;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to maintain profitable contracts or execute business plans with providers of third party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third party services offered by us;
o the inability to successfully maintain our business arrangements, including those with Compaq, DIRECTV, DISH Network, Thomson/RCA, Sprint, and/or Verizon Wireless;
o contingent lease obligations relating to our discontinued retail operations arising from a sub-lessee's failure to fulfill its lease commitments;
o        the lack of availability or access to sources of inventory;
o the inability to successfully implement our Retrofest strategy of reallocating a portion of our retail stores' display space, which will permit us to enhance the display of other product lines;
o the inability to establish and implement our internal and external supply chain initiatives;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the adoption rate and market demand for new electronic products such as third generation wireless phones, high-speed Internet or other Internet-related services; or
o the occurrence of severe weather events or natural disasters, which prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season.


RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Our sales decreased 3.1% to $1,047.0 million for the quarter ended September 30, 2002, compared to $1,080.9 million in the corresponding prior year period. For the nine months ended September 30, 2002, our overall sales decreased 5.5% to $3,079.5 million, compared to $3,259.9 million for the same period in 2001. Comparable company-owned store sales were flat for the 2002 third quarter, and decreased 2% for the nine-month period ended September 30, 2002, when compared to the prior year third quarter and nine-month periods, respectively. Sales from our dealer/franchise channel decreased 37.0% or $39.2 million and 37.5% or $98.0 million, respectively, for the quarter and nine months ended September 30, 2002. Our sales decrease for both the three and nine months ended September 30, 2002, was driven primarily by decreased sales of DTH satellite systems and services as a result of the loss of DIRECTV as a service provider in National Rural Telecommunications Coalition markets. Decreased sales also resulted from the lack of a full complement of DISH Network offerings for most of the year. Sales were also negatively impacted by a decrease in the sale of desktop personal computers for the nine months ended September 30, 2002. These decreases were partially offset by increased sales of wireless handsets and accessories, laptop computers, computer accessories, home networking products and batteries. We expect to see comparable company-owned store sales improvement for the remainder of the year, when compared to 2001.

A more detailed analysis of sales performance by major product departments follows:

Sales in the wireless communication department, which includes cellular and PCS handsets, accessories, related residuals and prepaid airtime services, increased approximately 9% for the quarter and increased approximately 13% for the nine months ended September 30, 2002, respectively, when compared to the same prior year periods. These sales increases were due primarily to an increase in sales of wireless handsets and accessories, as well as an increase in related residuals. Approximately one-third of our sales and operating revenues are derived from the wireless communication department, with Sprint PCS and Verizon Wireless being our largest wireless service providers. Although we have previously experienced sales gains in the wireless communications department, we realize that the overall wireless industry is experiencing a slow-down. While there is no assurance that we can maintain these sales gain levels, we believe our plans, if executed successfully, will result in positive wireless sales and related gross profit dollars. If such sales results are achieved, this should allow us to maintain or even grow our current wireless communication market share.

Sales in the wired communication department, which includes land-line telephones, answering machines and other related telephony products, decreased approximately 2% for both the three and nine month periods ended September 30, 2002, when compared to the same prior year periods. These sales decreases were primarily the result of decreased sales of corded telephones and prepaid long-distance services, offset slightly by increased sales of telephone accessories, cordless phones and answering machines.

Sales in the radio communication department decreased approximately 14% for the quarter and decreased approximately 7% for the nine months ended September 30, 2002, when compared to the same prior year periods. These sales decreases were primarily due to decreased sales of FRS radios, scanners and CBs and partially offset by increased sales of two-way radios.

Sales in the home entertainment department, which consists of home audio and video products, including DTH satellite equipment and services, installation services and related residuals, decreased approximately 27% for both the three and nine month periods ended September 30, 2002, when compared to the same prior year periods. These decreases were primarily attributable to a decrease in sales of satellite systems and the associated installation services and were partially offset by increased sales of DVD players and video cables and accessories.

Sales in the computer department, which includes both desktop and laptop computers, related accessories, home networking products and digital photography equipment, increased approximately 16% for the quarter and decreased approximately 11% for the nine months ended September 30, 2002, when compared to the same prior year periods. The increase during the third quarter of 2002 was primarily attributable to an increase in the sale of laptop computers, home networking products, computer accessories and, to a lesser extent, an increase in sales of digital cameras. This increase was partially offset by a decrease in sales of desktop computers. The decrease for the nine months ended September 30, 2002, was primarily attributable to a decrease in sales of desktop computers, monitors and printers. This decrease was partially offset by an increase in laptop computers, computer accessories and home networking products.

Sales in the accessories, batteries and technical departments increased approximately 4% for the quarter and increased approximately 5% for the nine months ended September 30, 2002, when compared to the same prior year periods. These increases were primarily due to increased sales of general purpose and specialty batteries.

Sales in the personal electronics, seasonal and portable audio departments were flat for the quarter and decreased approximately 4% for the nine months ended September 30, 2002, when compared to the same prior year periods. During the third quarter of 2002, sales increased for giftables, MP3 and CD players, calculators and radio controlled cars and were offset by decreased sales of music and PA equipment, as well as radios. The decrease in sales for the nine months ended September 30, 2002, was primarily attributable to a decrease in sales of music and PA equipment, educational toys and portable audio, but partially offset by increased sales of giftables.

RadioShack Retail Outlets

The table below shows RadioShack's retail locations broken down between company-owned and dealer/franchise outlets. While the dealer outlets represent approximately 29% of the RadioShack locations, sales to dealer/franchisees are less than 10% of our total sales and operating revenues.

                              September 30,   June 30,    March 31,   December 31, September 30,
                                   2002         2002        2002         2001          2001
                               -----------  -----------  -----------  -----------  -----------
Company-owned                        5,146        5,144        5,125        5,127        5,133
Cool Things @ Blockbuster             ---          ---          ---           127          123
Dealer/Franchise                     2,089        2,094        2,086        2,119        2,101
                               -----------  -----------  -----------  -----------  -----------
Total number of retail outlets       7,235        7,238        7,211        7,373        7,357
                               ===========  ===========  ===========  ===========  ===========

Gross Profit

During the third quarter of 2002, gross profit dollars decreased 0.9% to $521.4 million; however, the gross margin rate increased 1.1 percentage points to 49.8%, when compared to 48.7% in the third quarter of 2001. For the nine months ended September 30, 2002, gross profit dollars decreased 2.1% to $1,551.2 million, but the gross margin rate increased 1.8 percentage points to 50.4%, compared to 48.6% in the corresponding period of 2001. The percentage point increases for the three and nine months ended September 30, 2002, were primarily attributable to a decline in sales from the lower gross margin rate home entertainment department. In addition, a decline in sales to our dealer/franchise outlets had a positive effect on our gross margin rate increase, since sales to the dealer/franchise outlets have a lower gross margin rate than our overall average gross margin rate. Additionally, an increase in the computer department gross margin rate, which is significantly lower than our average gross margin rate, combined with a decrease in computer department sales for the nine months ended September 30, 2002, also contributed to the 1.8 percentage point increase in our gross margin rate for the same period. The gross profit dollar decreases were primarily attributable to a decrease in sales and, to a lesser extent, gross margin rate improvement. We anticipate that the gross margin rate for 2002 will remain above the 2001 annual level, due primarily to the positive effect of the sales mix changes described above.

Selling, General and Administrative Expense ("SG&A")

Our SG&A expense increased 4.0% or $16.2 million and 2.3% or $27.5 million for the quarter and nine months ended September 30, 2002, respectively, when compared to the same periods in the prior year. The SG&A expense increases represented 2.7 and 3.1 percentage point increases to 40.1% of net sales and operating revenues for both the quarter and nine months ended September 30, 2002, respectively, when compared to the same periods in the prior year. The dollar increase for the three months ended September 30, 2002, was primarily the result of a $6.0 million charge to the 1996 restructuring reserve, due to the bankruptcy of a sub-lessee with a long-term lease at a former Incredible Universe store site. The dollar increase for the nine months ended September 30, 2002, was primarily due to a $29.9 million litigation charge related to the tentative settlement of a class action lawsuit in California during the second quarter of 2002, which was subsequently approved by the court in October 2002, as well as the $6.0 million charge relating to the Incredible Universe lease. Additionally, an increase in rent expense impacted both the three and nine month increases. Excluding the $29.9 million charge related to the California lawsuit and the $6.0 million lease reserve increase, SG&A expense increased 2.5% or $10.2 million and 2.1 percentage points for the quarter and decreased 0.7% or $8.4 million and 1.9 percentage points for nine months ended September 30, 2002, when compared to the same periods in the prior year. Lower overall sales in the current three and nine month periods also contributed to higher SG&A expense as a percentage of net sales and operating revenues. We anticipate SG&A expenses will increase slightly in dollars for 2002, when compared to 2001.

Payroll expense was flat in dollars, but increased as a percent of sales and operating revenues for the quarter ended September 30, 2002, when compared to the same period the prior year. Additionally, payroll expense decreased in dollars while increasing as a percent of sales and operating revenues for the nine months ended September 30, 2002. Payroll expense was flat for the third quarter, despite a reduction in headcount from the prior year, due to an offsetting increase in retail labor costs relating to the partial reconfiguration of our stores' display features for our Retrofest project. The payroll expense decrease during the nine-month period was due primarily to the reduction in our labor force during the third quarter of 2001. Rent expense increased in dollars and as a percent of sales and operating revenues for the three and nine months ended September 30, 2002, when compared to the same periods in the prior year. These increases were due primarily to lease renewals and relocations at higher rates, as well as a slight increase in the average store size. Advertising expense was flat in dollars for the quarter and decreased in dollars for the nine months ended September 30, 2002, when compared to the same prior year periods. Advertising expense increased as a percent of sales and operating revenues for both the third quarter and nine months ended September 30, 2002, respectively, when compared to the same prior year periods. This increase was primarily the result of lower overall sales.

Depreciation and Amortization

Depreciation and amortization expense for the quarter and nine months ended September 30, 2002, was $23.0 million and $71.9 million, respectively, as compared to $27.4 million and $82.6 million for the same corresponding prior year periods. The three and nine month decreases are primarily attributable to the elimination of goodwill amortization, as well as the sale of our corporate headquarters during the fourth quarter of 2001.

Employee Separation and Other Costs

During the quarter ended September 30, 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a general reduction in our corporate management and administrative labor force, primarily for early retirement and involuntary and voluntary employee severance. Costs incurred which impacted continuing activities were excluded from this charge. This reduction in force did not have and is not expected to have a material impact on our ongoing operations, apart from the expected savings in annual labor costs of approximately $10.0 million to $12.0 million. Approximately $6.9 million relating to the 2001 reduction in force and was paid and funded from cash generated from operations. We completed the reduction in force by December 31, 2001.

Loss on Sale of Assets

On August 31, 1998, we completed the sale of our wholly owned subsidiary, Computer City, Inc., ("Computer City") to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001, we received $123.6 million for the settlement of the purchase price and settlement of the $136.0 million note, resulting in an additional loss of $12.4 million from the sale of Computer City. This loss was recorded in the 2001 Consolidated Statement of Income as a loss on sale of assets.

Net Interest Expense

Interest expense, net of interest income, for the three and nine months ended September 30, 2002, was $9.1 million and $26.7 million, respectively, versus $10.8 million and $27.4 million for the comparable three and nine month periods in 2001. Interest expense decreased $2.3 million and $6.0 million for the three and nine months ended September 30, 2002, respectively. The decrease in interest expense was primarily due to lower average debt outstanding during these periods compared to the prior year. In addition, our interest rate swap instruments also lowered overall interest expense for both the quarter and nine months ended September 30, 2002, when compared to the same prior year periods. Interest income decreased $0.6 million and $5.3 million for the three and nine months ended September 30, 2002, respectively. The decrease in interest income for the nine month period ended September 30, 2002, was due primarily to the early payment of the CompUSA note receivable on June 22, 2001, which eliminated the associated interest income. Consequently, we expect interest expense, net of interest income, to be down slightly for calendar year 2002, when compared to calendar year 2001 as a result of lower aggregate levels of debt.

Other Income

In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration which commenced in July 1999 and was styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan
Industries Holdings, Inc ("O'Sullivan"). This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This settlement also requires O'Sullivan to make ongoing payments under the tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

During the third quarter of 2002, we received a payment of $3.1 million relating to ongoing payments under the tax sharing agreement with O'Sullivan. As a result of the arbitration, O'Sullivan is required to make similar payments on a quarterly basis through 2009.

Provision for Loss on Internet-Related Investment

During the second quarter of 2000, we made a $30.0 million cash investment in Digital:Convergence Corporation ("DC"), a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to DC's inability to secure financing at that time, as well as its commencement of restructuring activities involving the termination of much of its workforce and the curtailing of its business activities. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy in March 2002.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the third quarters of both 2002 and 2001 was 38.0%.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets," which establishes accounting and reporting standards for the impairment and disposition of long-lived assets (except unidentifiable intangibles), including discontinued operations. SFAS No. 144 became effective for all financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. We adopted SFAS No. 144 effective January 1, 2002, and there were no material adjustments as a result of this adoption.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Earlier application is encouraged. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF No. 94-3 or other applicable preexisting guidance. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $295.3 million for the nine month period ended September 30, 2002, compared to $471.1 million in the prior year comparable period. Cash flow from net income, adjusted for non-cash items, was $40.4 million less for the nine months ended September 30, 2002, when compared to the same period in the prior year. This decrease was due primarily to a decline in sales in 2002.

At September 30, 2002, changes in accounts receivable had provided $69.0 million in cash since December 31, 2001, compared to $143.9 million in cash provided for the nine months ended September 30, 2001. This $74.9 million difference in cash provided by accounts receivable was due to an increase in collections of dealer/franchise receivables and vendor and service provider receivables during the nine months ended September 30, 2001, as the 2000 year-end accounts receivable balance was significantly higher than the 2001 year-end balance.

At September 30, 2002, changes in inventory had used $169.0 million in cash since December 31, 2001, compared to $60.7 million in cash provided for the comparable nine month period ended September 30, 2001. The increase in inventory since December 31, 2001, was primarily the result of increases in computer accessories, digital cameras, DVD players and, to a lesser extent, RC cars and educational toys, as we prepare for the holiday selling season. These increases were partially offset by a reduction in desktop PCs, as we continue to benefit from our ongoing improvements in inventory management. The recent West Coast lockout of longshoremen has not had a significant impact on our operations, nor have we been advised of any significant impact affecting any of our suppliers.

Typically, our cash requirements for pre-seasonal inventory build-up approximate $200.0 million to $400.0 million. The funding required by this build-up will come primarily from cash on hand and cash generated from sales and operating revenues. We had $365.4 million in cash and cash equivalents as of September 30, 2002, as a resource for our funding needs. Additional capital will be provided by our $600.0 million dollar commercial paper program with a bank credit facility, if needed. As of September 30, 2002, we had no commercial paper outstanding.

Additionally, during the nine months ended September 30, 2002, $142.6 million more in cash was provided by changes in accounts payable, when compared to the prior year period, due primarily to more favorable vendor terms.

Cash used in investing activities for the nine months ended September 30, 2002, was $68.0 million, compared to cash provided of $27.2 million in the previous year. The shift to a cash usage position in 2002 was primarily the result of $123.6 million received during the second quarter of 2001 for the settlement of the purchase price of Computer City and settlement of the CompUSA note. Investing activities for the nine months ended September 30, 2002, included capital expenditures totaling $76.2 million, compared to $97.7 million in 2001, primarily for our retail store expansions and remodels and upgrades of information systems. We anticipate that the capital expenditure requirements for 2002 will approximate $125.0 million to $130.0 million, primarily relating to our continued store expansions and remodels and continuous improvement of our information systems. We plan to utilize cash and cash equivalents ($365.4 million at September 30, 2002), cash generated from sales and operating revenues and, if necessary, both our short-term and long-term financing facilities to fund our future capital expenditure needs.

Cash used in financing activities for the nine months ended September 30, 2002, was $263.3 million, compared to a $382.7 million cash usage in the previous year. We used $247.9 million for the repurchase of our common and preferred stock during the nine months ended September 30, 2002, compared to $193.4 million during the same period of 2001. Repurchases were made under our share repurchase and employee stock plans. Stock repurchases during the first nine months of 2002 and 2001 were partially funded by $38.6 million and $42.5 million, respectively, received from the sale of treasury stock to employee stock plans and from stock option exercises. Additionally, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million during the third quarter of 2001. Dividends paid, net of tax, in the first nine months of 2002 and 2001 amounted to $2.2 million and $32.8 million, respectively. The decrease in dividends paid in 2002 year to date is the result of a change made during the third quarter of 2001 in our dividend payment frequency from quarterly to annually. On October 18, 2002, our Board of Directors declared an annual dividend of $0.22 per common share, payable on December 19, 2002, to shareholders of record as of December 1, 2002. The net decrease in short-term debt of $451.6 million for the nine month period ended September 30, 2001, was due to the repayment of short-term debt with funds received from the 10-year notes issued on May 11, 2001.

Free cash flow, defined as cash flow from operations less capital expenditures and dividends paid, was $216.9 million for the nine months ended September 30, 2002, compared to $340.6 million for the corresponding period in 2001. The 2002 decrease in free cash flow, compared to 2001, was due primarily to an increase in the 2002 working capital components, principally inventory, as described above. We expect free cash flow to be approximately $300.0 million to $350.0 million in 2002.

At September 30, 2002, total capitalization was $1,353.7 million, which consisted of $631.6 million of debt and $722.1 million of stockholders' equity, resulting in a total debt to total capitalization ratio of 46.7%. The total debt to total capitalization ratio was 46.3% at December 31, 2001, and 44.6% at September 30, 2001. Long-term debt as a percentage of total capitalization was 43.6% and 39.0% at September 30, 2002, and December 31, 2001, respectively, compared to 37.5% at September 30, 2001.

In the second quarter of 2002, we replaced our existing $600.0 million credit facilities with new credit facilities, also totaling $600.0 million. A bank syndicate granted the new facilities. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for general corporate purposes.

We repurchased 3.0 million and 7.5 million shares of our common stock for $71.8 million and $208.0 million for the three and nine months ended September 30, 2002, respectively, under our existing 25.0 million share repurchase program. In connection with our share repurchase program, our Board of Directors has authorized us to enter into both equity forwards and put options, with expiration dates no later than December 31, 2002, covering up to 4.0 million shares of our common stock. There were no outstanding equity forward instruments or put options at September 30, 2002.

We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. We anticipate that we will repurchase between $250.0 million and $300.0 million of our common stock in total for the year 2002 under our existing share repurchase program. The funding required for these share repurchases will come from cash and cash equivalents and cash generated from sales and operating revenues.

We maintain reserves for self-insurance liabilities for group medical and casualty losses, which include general and product liability and workers' compensation. In some cases, risks are insured through outside carriers for losses in excess of self-insured amounts. These reserves are adjusted to reflect estimates based on historical experience, estimated claims incurred but not reported, the impact of risk management programs and the estimated effect of external factors. To date, actual losses have not exceeded our expectations.

In the fourth quarter of 2001, we announced the sale of our corporate headquarters building and our plans to construct a new headquarters in Fort Worth, Texas. We entered into sale-leaseback agreements whereby our existing corporate headquarters land and buildings were sold and leased back to us. These arrangements should provide us with the necessary time to arrange for the construction of the new headquarters.

Currently, we plan to finance our new corporate headquarters, with construction costs estimated to be $200.0 million, using an off-balance sheet operating lease arrangement. We believe that an off-balance sheet finance structure, when used as designed, enables us to maintain financial flexibility and is appropriate. We also recognize that the FASB is currently reviewing the accounting guidance associated with off-balance sheet operating lease arrangements similar in structure to this arrangement and we may be required to record the new corporate campus and related debt on our balance sheet. We have explored alternatives in the event that changes occur and believe that we have a number of viable options available to finance construction of our new corporate headquarters facility.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2002, we did not have derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks other than the interest rate swaps noted below. We do not use derivative instruments for speculative purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In October 2002, the court approved the final settlement, tentatively agreed to in June 2002, of $29.9 million in a class action lawsuit originally filed in March 2000 in Orange County, California. The lawsuit, styled Omar Belazi, et al vs. Tandy Corporation, et al, related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

Additionally, in the second quarter of 2002, we received payments of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration styled Tandy Corporation and T.E. Electronics, Inc. vs. O'Sullivan Industries Holdings, Inc. ("O'Sullivan"). The payments were recorded as other income. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. This arbitration commenced in July 1999 and the settlement requires O'Sullivan to make ongoing quarterly payments through 2009 under the tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precedes such exhibits.

         b)  Reports on Form 8-K.

             On July 16, 2002, we announced a proposed tentative settlement of a class action lawsuit in the state of California. Additionally, we announced in an unrelated matter that we had negotiated a favorable settlement regarding a contractual dispute under a tax sharing agreement. The Form 8-K was filed on July 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                                 RadioShack Corporation
                                                    (Registrant)







Date:  November 12, 2002            By  /s/         David P. Johnson
                                        ----------------------------------------
                                                    David P. Johnson
                                           Senior Vice President and Controller
                                                 (Authorized Officer)





Date:  November 12, 2002                /s/         Michael D. Newman
                                        ----------------------------------------
                                                    Michael D. Newman
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

I, Leonard H. Roberts, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of RadioShack
         Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
               Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002           By  /s/          Leonard H. Roberts
                                       -----------------------------------------
                                                    Leonard H. Roberts
                                                 Chief Executive Officer

I, Michael D. Newman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of RadioShack
         Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
              Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                /s/         Michael D. Newman
                                        ----------------------------------------
                                                    Michael D. Newman
                                                Senior Vice President and
                                                 Chief Financial Officer

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

3b RadioShack Corporation Bylaws, amended and restated as of May 16, 2002 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on August 13, 2002).

11*               Statements of Computation of Ratio of Earnings to Fixed
                  Charges.

99(a)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------------

* filed with this report




                                                                               EXHIBIT 11
                             RADIOSHACK CORPORATION

         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                               ---------  ---------  ---------  ---------
(In millions, except ratios)                      2002       2001       2002       2001
----------------------------                   ---------  ---------  ---------  ---------
Ratio of Earnings to Fixed Charges:

Net income                                     $    44.9  $    43.8  $   154.3  $   131.5
Plus provision for income taxes                     27.5       26.7       94.6       80.5
                                               ---------  ---------  ---------  ---------
Income before income taxes                          72.4       70.5      248.9      212.0
                                               ---------  ---------  ---------  ---------

Fixed charges:

Interest expense and amortization of debt
 discount                                           11.0       13.6       32.0       38.8
Amortization of issuance costs                       0.3        --         0.8        0.2
Appropriate portion (33 1/3%) of rentals            20.4       19.1       60.6       56.6
                                               ---------  ---------  ---------  ---------
    Total fixed charges                             31.7       32.7       93.4       95.6
                                               ---------  ---------  ---------  ---------

Earnings before income taxes and fixed charges $   104.1  $   103.2  $   342.3  $   307.6
                                               =========  =========  =========  =========
Ratio of earnings to fixed charges                  3.28       3.16       3.66       3.22
                                               =========  =========  =========  =========

Ratio of Earnings to Fixed Charges and
 Preferred Dividends:

Total fixed charges, as above                  $    31.7  $    32.7  $    93.4  $    95.6
Preferred dividends                                  1.1        1.2        3.4        3.7
                                               ---------  ---------  ---------  ---------
Total fixed charges and preferred dividends    $    32.8  $    33.9  $    96.8  $    99.3
                                               =========  =========  =========  =========

Earnings before income taxes and fixed charges $   104.1  $   103.2  $   342.3  $   307.6
                                               =========  =========  =========  =========
Ratio of earnings to fixed charges and
 preferred dividends                                3.17       3.04       3.54       3.10
                                               =========  =========  =========  =========

                                                                   Exhibit 99(a)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard H. Roberts, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
November 12, 2002

                                                                   Exhibit 99(b)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Newman, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
November 12, 2002