Form 10-K
period 2002-12-31
RADIOSHACK CORP
filed 2003-03-28
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

As of March 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,199,637,812 based on the New York Stock Exchange closing price.

As of March 18, 2003, there were 169,563,463 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronic goods and services through our RadioShack(R) store chain. Our strategy is to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. Throughout this report, the terms "our," "we," "us" and "RadioShack" refer to RadioShack Corporation, including its subsidiaries.

At December 31, 2002, we operated 5,161 company stores located throughout the United States, as well as Puerto Rico and the U.S. Virgin Islands. These stores average approximately 2,400 square feet and are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded products. Our product lines include electronic parts, batteries and accessories; wireless and conventional telephones; audio and video equipment; direct-to-home ("DTH") satellite systems; and personal computers and related products, as well as specialized products such as home air cleaners and unique toys. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, long distance telephone service, prepaid wireless airtime and extended service plans. At December 31, 2002, we also had a network of 2,052 dealer/franchise outlets, including 58 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

Retail Support Operations. Our retail stores, along with our dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

     RadioShack International Procurement Limited Partnership ("RSIP") - RSIP, which is owned by us, serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. While the majority of RSIP's activities support our business, they also provide services for outside customers.

     Consumer Electronics Manufacturing - We operate seven manufacturing facilities in the United States and one overseas manufacturing operation in the Asia Pacific region. These eight manufacturing facilities employed approximately 2,700 employees as of December 31, 2002. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of "hard to find" parts and accessories for consumer electronics products.

     RadioShack.com - Products, services and information are available through our Web site www.radioshack.com. Online customers can purchase, return or exchange products available on our Web site or at their neighborhood RadioShack location.

     RadioShack Customer Support - Using state-of-the-art telephone and data networks, RadioShack Customer Support responds to more than 5.6 million phone calls and emails annually. The responses include answers to customers' unique requests for hard to find parts, batteries and accessories, customer service inquiries and direct sales requests related to our Web site and retail stores.

     RadioShack Installation Services ("RSIS") - RSIS, through its 47 field offices located in 25 states, designs, installs and maintains cabling systems for the transmission of video, voice and data, primarily for home use. RSIS, also known as AmeriLink Corporation ("AmeriLink"), provides these services to both RadioShack and other outside parties. Services for RadioShack consist primarily of customer DTH satellite system installations, but also include installations relating to broadband Internet access.

     RadioShack Service Centers - We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 2002, we had 47 RadioShack Service Centers in the U.S. and one in Puerto Rico that repair name brand and private label products sold through our various sales channels. We are also a vendor-authorized service provider for such leading manufacturers as Compaq, Sony, Hewlett-Packard, RCA/Thomson, Kyocera, Nokia, Samsung and LG Electronics, among others. We also perform repairs for third-party service centers and extended service plan providers.

     RadioShack Technology Services ("RSTS") - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our corporate offices into a fully integrated system. Each store has its own server to support the point of sale system. The majority of our company stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and/or inventory at the product, customer or sales associate level. RSTS provides the majority of our programming and systems analysis needs. In March 2003, RSTS combined with our People department to become "Organizational Enabling Services."

     Regional Distribution Centers - We have seven distribution centers that ship over one million cartons each month to our retail stores and dealer/franchise outlets. Two of these distribution centers also serve as fulfillment centers for our online purchasers.

SEASONALITY
As with other retailers, our net sales and operating revenues, operating profits and cash flows are proportionally greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is further discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the section titled "Cash Flow and Liquidity." Also, see Note 28 of the "Notes to Consolidated Financial Statements" for our quarterly data. We expect such seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our business in the United States and in foreign countries. Radio Shack, RadioShack, RadioShack.com, and "You've got questions. We've got answers." are some of the marks most widely used by us. We believe that the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality service. Our private label manufactured products are sold primarily under the RadioShack trademark. We also own various patents relating to electronic products designed and manufactured by us. We believe that the loss of the RadioShack name and RadioShack marks would be material to our business.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as third-party services, to our customers. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We obtain approximately 66% of our products domestically, which accounted for approximately 65% of our cost of products sold in 2002. We do not expect a lack of availability of raw material or any single private label product to have a material impact on our operations. We have formed vendor and third-party service provider relationships with well-recognized companies, and in the aggregate, certain of these relationships are important to our business and the loss of or disruption in supply from them could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis, where demand has exceeded supply. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Our vendor and third-party relationships include the following companies:

     Compaq Computer Corporation ("Compaq") - Compaq is the sole supplier of both desktop and laptop personal computers sold through our retail stores, participating dealer/franchise outlets and on our Web site.

     DIRECTV, Inc. ("DIRECTV") - We have a non-exclusive sales agency agreement with DIRECTV to sell DTH satellite systems and acquire subscribers for the multi-channel audio/video programming direct broadcast satellite services of DIRECTV in the U.S. We purchase DIRECTV compatible satellite receivers from Thomson Multimedia.

     EchoStar Satellite Corporation ("DISH Network") - We have a sales incentive agreement with DISH Network to acquire subscribers for the multi-channel audio/video programming direct broadcast satellite services of DISH Network in the U.S. This agreement allows us to provide our customers with an additional offering in DTH satellite services.

     Sprint Communications Company and Sprint PCS ("Sprint") - Through our telecommunications relationship with Sprint, our customers have access to wireless PCS telephones and service, prepaid calling cards and long distance telephone service, as well as residential telephones and related telephony products.

     Thomson Multimedia ("Thomson") - Thomson, which owns the RCA brand, supplies us with various RCA-branded audio and video components such as televisions, DTH satellite systems (to support our DIRECTV arrangement), VCRs, camcorders, DVD players, CD shelf systems and other digital entertainment products.

     Verizon Wireless ("Verizon") - Our relationship with the nation's largest wireless communications service provider permits approximately 4,300 company stores to have a multiyear agreement with a single cellular service provider, which creates training, marketing, inventory, repair and other supply-chain synergies. We continue to offer cellular service in our other retail outlets through various cellular carriers in areas not covered by Verizon.

BACKLOG ORDERS
We have no material backlog of orders for the products or services that we sell.

COMPETITION
Due to rising consumer demand for wireless communications products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, primarily driven by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy/MusicLand. Department and specialty stores, such as Sears and The Home Depot, compete on a more select product category scale. Sprint and Verizon compete directly with us in the wireless department through their own retail and online presence. Mass merchants such as Wal-Mart and Target and other alternative channels of distribution, such as mail order and e-commerce, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture similar products to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

Management believes we have two primary factors differentiating us from our competition. The first is our extensive physical retail presence with approximately 7,200 conveniently located retail outlets in virtually every neighborhood nationwide. Our specially trained sales staff is capable of providing cost-effective solutions for our customers' routine electronics needs and distinct electronics wants, assisting customers with service activation where applicable, and assisting with the selection of appropriate products and accessories.

Our   relationships   with   well-recognized   companies   represent  our  other
differentiating factor. These relationships with such companies as Sprint, Verizon, Thomson (RCA) and Compaq, among others, augment the strong position that we have historically maintained in our core product categories such as batteries, communications equipment, telephony, antennas, and parts and accessories. Additionally, we are able to leverage name brand recognition, marketing efforts and advertising campaigns with these vendors and also create cross-revenue opportunities for repair service income, residual income, consumer acquisition fees and rebates.

While we believe we have an effective business strategy, we cannot give assurance that we will continue to compete successfully in the future, given the highly competitive nature of the consumer electronics retail business. Also, in light of the ever-changing nature of the consumer electronics retail industry, we would be adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time. Furthermore, our business would be adversely affected if we fail to offer value-added solutions or if our competition enhances their ability to provide these value-added solutions.

Regarding the expansion of the Internet, we do not believe e-commerce retailers currently represent significant competition because of our small average ticket amount and the availability of high demand products in virtually every neighborhood nationwide. This, however, could change and become significant over time. We further believe that we are well positioned to meet the increasing competition from Internet retailers with our www.radioshack.com Web site, coupled with our extensive physical retail presence, service capabilities and wide assortment of consumer electronics products.

EMPLOYEES
As of December 31, 2002, we had approximately 39,100 employees. We hired approximately 11,800 temporary retail employees for the holiday selling season; however, approximately 6,600 of these temporary employees remained at year-end. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:
                                 SEC Public Reference Room
                                 450 Fifth Street, N.W.
                                 Room 1024
                                 Washington, D.C.  20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

                                 Public Reference Section
                                 Securities and Exchange Commission
                                 450 Fifth Street N.W.
                                 Washington, D.C.  20549-0004

You may obtain these materials electronically by accessing the SEC's home page on the Internet at:
                                 http://www.sec.gov

In addition, we make available, free of charge, on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Investor Relations," by accessing our Web site:

                                 http://www.radioshackcorporation.com

Also, reports and other information concerning us are available for inspection and copying at:

                                 New York Stock Exchange
                                 20 Broad Street
                                 New York, New York  10005


ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                              Page
Retail Outlets..........................       11
Property, Plant and Equipment...........       40
Commitments and Contingent Liabilities...      46

We lease, rather than own, most of our retail and service center facilities. Our stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. We lease all of the property on which our executive offices are located in downtown Fort Worth, Texas, one distribution center in the United States, and six administrative offices and one manufacturing plant in the Asia Pacific region. RSIS headquarters and field offices are also leased. We own the property on which the other six distribution centers are located and all of our manufacturing facilities located throughout the United States. We also beneficially own land purchased in 2001 in Fort Worth, Texas, on which our new corporate headquarters is being constructed. This land is currently held on our behalf by a local development agency operated by the City of Fort Worth to facilitate various incentive programs provided by the city.We periodically review our existing distribution centers and office facilities to determine if these spaces are adequate to meet our needsfor the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.
We have various pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of our executive officers and their ages, positions and length of service with us as of March 18, 2003.

                                     Position                                                 Years with
     Name                   (Date Elected to Current Position)                      Age        Company
     ----                    ---------------------------------                      ---        -------

Leonard H. Roberts      Chairman of the Board (May 1999) and                        54          9 (1)
                        Chief Executive Officer (January 1999)

David J. Edmondson      President and Chief Operating Officer                       44          8 (2)
                        (December 2000)

Evelyn V. Follit        Senior Vice President - Organizational Enabling Services    56          5 (3)
                        (March 2003) and Chief Information Officer (October 1998)

Mark C. Hill            Senior Vice President (October 1998), Corporate             51          6 (4)
                        Secretary and General Counsel (July 1997)

Laura K. Moore          Senior Vice President - Public Relations and Corporate      40          4 (5)
                        Communications (October 2000)

Michael D. Newman       Senior Vice President and Chief Financial                   46          2 (6)
                        Officer (May 2001)


There are no family relationships among the executive officers listed, and there are no arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors annually to serve for the year, or until their successors are appointed. All of the executive officers listed above have served RadioShack in various capacities over the past five years, except for Mr. Newman and Ms. Moore.

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

(3) Ms. Follit served as Vice President and Chief Information Officer, RadioShack Corporation, from July 1998 to May 1999, when she was appointed Senior Vice President and Chief Information Officer, RadioShack Corporation. Ms. Follit served as Vice President of Human Capital for RadioShack Corporation from October 1997 to July 1998. In March 2003, she also was appointed Senior Vice President - Organizational Enabling Services.

(4) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, RadioShack Corporation, from July 1997 to October 1998, when he was appointed Senior Vice President, RadioShack Corporation. He continues to serve as our Corporate Secretary and General Counsel.

(5) Ms. Moore served as Vice President - Corporate Communications and Public Relations for RadioShack Corporation from November 1998 to October 2000, when she was appointed Senior Vice President - Public Relations and Corporate Communications, RadioShack Corporation. Prior to joining RadioShack Corporation, she was employed by Zale Corporation (a specialty retailer of jewelry) where she served as Vice President, Corporate Communications from 1995 to 1998.

(6) Mr. Newman has served as Senior Vice President and Chief Financial Officer, RadioShack Corporation, since May 2001. Prior to joining RadioShack Corporation, he was Vice President and Chief Financial Officer of Intimate Brands, Inc. (a retailer of women's apparel and care products) from June 2000 to December 2000, and Vice President and Chief Financial Officer of Hussmann International, Inc. (a manufacturer of merchandising equipment and refrigeration systems) from 1996 to 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter of the two years ended December 31, 2002.

                                                      Dividends       Dividends
   Quarter Ended            High         Low          Declared          Paid
   -------------            ----         ---          --------          ----

December 31, 2002         $ 24.72      $ 16.99       $ 0.220          $ 0.220
September 30, 2002          30.25        19.11           --               --
June 30, 2002               36.21        27.50           --               --
March 31, 2002              31.85        26.13           --               --

December 31, 2001         $ 31.60      $ 23.11       $   --           $ 0.055
September 30, 2001          33.85        20.10         0.055            0.055
June 30, 2001               38.50        25.27         0.055            0.055
March 31, 2001              56.50        31.31         0.055            0.055


HOLDERS OF RECORD
At March 18, 2003, there were 31,998 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On July 25, 2001, we announced that we would pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and thereafter, if any, are paid annually in December. On October 18, 2002, our Board of Directors declared an annual dividend of $0.22 per common share. The dividend was paid on December 19, 2002, to stockholders of record on December 1, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                           Year Ended December 31,
(Dollars and shares in millions, except per           2002         2001         2000         1999         1998 (1)
share amounts, ratios, outlets and square footage)  ---------    ---------    ---------    ---------    ---------
Statements of Income Data
Net sales and operating revenues                    $ 4,577.2    $ 4,775.7    $ 4,794.7    $ 4,126.2    $ 4,787.9
Operating income                                    $   425.4    $   359.3    $   629.7    $   497.3    $   134.3
Net income                                          $   263.4    $   166.7    $   368.0    $   297.9    $    61.3
Net income available per common share:
   Basic                                            $    1.50    $    0.88    $    1.94    $    1.51    $    0.28
   Diluted                                          $    1.45    $    0.85    $    1.84    $    1.43    $    0.27
Shares used in computing earnings per common share:
   Basic                                                173.0        183.8        187.3        194.2        201.2
   Diluted                                              179.3        191.2        197.7        205.0        211.4
Gross profit as a percent of sales                       48.9%        48.1%        49.4%        50.5%        41.9%
SG&A expense as a percent of sales                       37.8%        35.9%        34.1%        36.2%        33.0%
Balance Sheet Data
Inventories                                         $   971.2    $   949.8    $ 1,164.3    $   861.4    $   912.1
Total assets                                        $ 2,227.9    $ 2,245.1    $ 2,576.5    $ 2,142.0    $ 1,993.6
Working capital                                     $   878.7    $   887.9    $   585.8    $   478.1    $   419.1
Capital structure:
   Current debt                                     $    36.0    $   105.5    $   478.6    $   188.9    $   233.2
   Long-term debt                                   $   591.3    $   565.4    $   302.9    $   319.4    $   235.1
   Total debt                                       $   627.3    $   670.9    $   781.5    $   508.3    $   468.3
   Total debt, net of cash and cash equivalents     $   180.8    $   269.5    $   650.8    $   343.7    $   403.8
   Stockholders' equity                             $   728.1    $   778.1    $   880.3    $   830.7    $   848.2
   Total capitalization                             $ 1,355.4    $ 1,449.0    $ 1,661.8    $ 1,339.0    $ 1,316.5
   Long-term debt as a % of total capitalization         43.6%        39.0%        18.2%        23.9%        17.9%
   Total debt as a % of total capitalization (2)         46.3%        46.3%        47.0%        38.0%        35.6%
   Book value per common share at year end          $    4.24    $    4.40    $    4.74    $    4.36    $    4.35
Financial Ratios
Return on average stockholders' equity                   35.0%        20.1%        43.0%        35.5%         6.4%
Return on invested capital (3)                           16.6%        11.4%        22.1%        26.5%         3.5%
Return on average assets                                 11.8%         6.9%        15.6%        14.4%         2.8%
Annual inventory turnover                                 2.4          2.3          2.4          2.3          2.6
Ratio of earnings to fixed charges (4)                   4.40         3.28         5.69         5.51         1.84
Other Data
Dividends declared per common share                 $   0.220    $   0.165    $   0.220    $   0.205    $   0.200
Dividends paid per common share                     $   0.220    $   0.220    $   0.220    $   0.200    $   0.200
Capital expenditures                                $   106.8    $   139.2    $   119.6    $   102.4    $   131.5
Number of RadioShack outlets at year end                7,213        7,373        7,199        7,186        7,030
Average square footage per company-owned store          2,400        2,350        2,300        2,300        2,200
Comparable company-owned store sales (decrease)
increase                                                   (1%)          1%          11%          12%           7%

This  table  should  be read  in  conjunction  with  MD&A  and the  Consolidated
Financial Statements and related Notes.

(1) Includes operations of Computer City, Inc. for eight months, due to the sale to CompUSA Inc. on August 31, 1998.
(2) Total debt includes capital leases and TESOP indebtedness. Capitalization is defined as total debt plus total stockholders' equity.
(3) Return on invested capital is defined as adjusted operating income divided by invested capital. Adjusted operating income is calculated by adding back goodwill charges and adding implied interest of 7% on operating leases to operating income; this total is then reduced by cash income taxes paid to arrive at adjusted operating income. Invested capital is the sum of working capital; property, plant and equipment, net; other assets, net; the present value of operating leases and accumulated goodwill amortization. When arriving at invested capital, working capital and other assets are reduced by accounts and notes receivable which we do not consider a normal part of our business. Return on invested capital is a financial measurement used by management to measure the return on investment decisions and is not a substitute for other financial measures calculated in accordance with GAAP.
(4) Earnings used in computing the ratio of earnings to fixed charges consist of pre-tax earnings and fixed charges. Fixed charges are defined as interest expense related to debt, amortization expense related to deferred financing costs, and a portion of rental charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this document include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited, to the following factors.

General Business Factors
o Changes in the national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o the disruption of international, national or regional transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the occurrence of severe weather events or natural disasters, which could destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season;

RadioShack Specific Factors
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the inability to successfully execute our strategic initiatives, including our Anchor, Participatory and Opportunistic ("APOS") business model and emerging sales channels strategies, as well as new business arrangements which may be formed with other retailers, distributors and third-party service providers;
o the inability to maintain profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third-party services offered by us;
o the inability to successfully maintain our business arrangements, including those with Compaq, DIRECTV, DISH Network, Thomson/RCA, Sprint, and Verizon Wireless;
o contingent lease obligations relating to our discontinued retail operations arising from a sub-lessee's failure to fulfill its lease commitments; or
o the inability to establish and implement our internal and external supply chain initiatives.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported values of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Certain products, such as wireless phones and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider will pay us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of estimated service disconnects, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider. Residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer. Different revenues would have been recorded if we had made different assumptions or evaluations. Material differences could result in the amount and timing of our revenue for any period if actual returns, sales, fee or commission revenue adjustments exceed our estimates.

Additionally, our retail operations offer repair service (i.e., non-warranty) contracts on products sold. These contracts generally provide extended service coverage for periods ranging from 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third-party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time the contract is sold. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the term of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Receivables: We record receivables based on the amount of revenue recognized as described above. Our receivables are primarily comprised of amounts due from certain vendors, third-party service providers, dealer/franchisees and commercial customers. The carrying amount of the receivables is continually evaluated based on the likelihood of collection. An allowance for doubtful accounts is established for estimated losses resulting from the inability of our vendors, third-party service providers and customers to make their required payments. Factors such as these parties' creditworthiness, payment terms, historical results and economic conditions are considered when making these decisions. The actual collection of receivables could be different from our recorded value. If any of these parties' creditworthiness deteriorates beyond our expectations, or if any of their actual defaults exceed our historical experience, material charges could be required to our selling, general and administrative expenses.

Inventory: Inventory is our largest asset class. Our inventory is primarily comprised of finished goods and is recorded at the lower of cost or market using the average cost method. We make estimates regarding the carrying value of our inventory on an item-by-item basis. If the amount we expect to receive from the sale of the inventory is less than its cost, we write down the cost of the inventory to its estimated realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if unexpected changes in technology affect demand for certain products, we could be exposed to losses in excess of our established reserves.

Accrued Expenses: The amount of liability we record for claims related to self insurance, warranty and pending litigation requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our past history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability that we should record. Actual results may be materially different from these estimates. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. Such revisions could materially impact our results of operations and financial position.

Income Taxes: We are subject to income taxes in many jurisdictions, including the U.S., states and localities, and abroad. We must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences in the timing of deductions result in deferred tax assets and liabilities that are recorded on our balance sheet. If different judgments had been used, our tax liability could have been materially different. If we prevail in matters for which accruals have been established or are required to settle matters in excess of established accruals, our effective tax rate for a particular period could be materially affected. Furthermore, if our actual results differ from estimated results or if we adjust our estimates in the future such that we would not expect to realize all or part of our net deferred tax assets, we may need to establish a valuation allowance against our deferred tax assets, also potentially impacting our effective tax rate.

RETAIL OUTLETS
The table below shows our retail locations broken down between company and dealer/franchise outlets. While the dealer outlets represent approximately 28% of the RadioShack locations, sales to dealer/franchisees are less than 10% of our total net sales and operating revenues (see "Results of Operations" below).

                                    Average              December 31,
                                   Store Size ----------------------------------
                                   (Sq. Ft.)    2002         2001         2000
--------------------------------------------------------------------------------
  Company                            2,423      5,161        5,127        5,109
  Cool Things @ Blockbuster (1)       N/A        ---           127         ---
  Dealer/franchise                    N/A       2,052        2,119        2,090
                                               -------      -------      -------
                                                7,213        7,373        7,199
                                               =======      =======      =======

(1) Test stores closed in early 2002.

In addition to our 5,161 company stores and 2,052 dealer/franchise outlets, our existing and emerging sales channels include our www.radioshack.com Web site and catalog operations, as well as sophisticated outbound and inbound telephone call centers.

Space Owned and Leased

                                               Approximate Square Footage
                                                    at December 31,
                            ------------------------------------------------------------------------
                                          2002                                    2001
                            ---------------------------------      ---------------------------------
(In thousands)               Owned       Leased        Total        Owned        Leased       Total
----------------------------------------------------------------------------------------------------
Retail
RadioShack                      18       12,486       12,504           18        12,268      12,286

Support Operations
Manufacturing                  502          201          703          502           201         703
Distribution centers
  and office space           3,022        2,481        5,503        3,176         2,927       6,103
                            -------     --------     --------      -------     ---------     -------
                             3,542       15,168       18,710        3,696        15,396      19,092
                            =======     ========     ========      =======     =========     =======

RESULTS OF OPERATIONS
Net sales and operating revenues by channel of distribution are as follows:

                                            Year Ended December 31,
                                        -------------------------------
(In millions)                             2002       2001       2000
-------------                           --------   --------   --------
Company retail sales                    $4,268.7   $4,280.7   $4,200.0
Dealer/franchise sales                     223.9      365.4      422.6
                                        --------   --------   --------
Total retail sales                       4,492.6    4,646.1    4,622.6

Retail support operations sales             84.6      129.6      172.1
                                        --------   --------   --------
Net sales and operating revenues        $4,577.2   $4,775.7   $4,794.7
                                        ========   ========   ========

The following table provides a summary of our retail sales from company stores, dealers and other channels by department and as a percent of total retail sales (excluding retail support operation sales as described below).

                                        Percent of RadioShack Retail Sales
                                              Year Ended December 31,
                             ------------------------------------------------------
                                   2002               2001               2000
                             ----------------   ----------------   ----------------
Wireless communication       $1,408.1   31.3%   $1,286.6   27.7%   $1,123.5   24.3%
Wired communication             380.4    8.5       384.8    8.3       421.4    9.1
Radio communication             120.6    2.7       132.0    2.8       144.3    3.1
Home entertainment              854.0   19.0     1,122.3   24.2     1,123.3   24.4
Computer                        457.5   10.2       461.1    9.9       550.9   11.9
Power and technical             623.9   13.9       618.7   13.3       606.5   13.1
Personal electronics, toys
 and personal audio             576.2   12.8       561.9   12.1       593.8   12.8
Service plans, repair and
 other                           71.9    1.6        78.7    1.7        58.9    1.3
                             ----------------    ----------------   ---------------
Total retail sales           $4,492.6  100.0%   $4,646.1  100.0%    $4,622.6 100.0%
                             ================   ================    ===============

See the preceding table for a reconciliation of total retail sales to our total net sales and operating revenues, presented in accordance with GAAP.

2002 COMPARED WITH 2001

NET SALES AND OPERATING REVENUES

Sales decreased approximately 4.2% to $4,577.2 million in 2002 from $4,775.7 million in 2001. This decrease was primarily the result of a 35.3% decline in sales to our dealer/franchise outlets in 2002, mainly due to the decline in DTH unit sales. In addition, we also had a 1% decrease in comparable company store sales due primarily to the decline of DTH unit sales and desktop computers, but offset by sales increases in wireless handsets and related accessories. Additionally, the number of company stores decreased slightly due to the closure of 127 Cool Things @ Blockbuster test stores in early 2002, despite the opening of 34 company stores, net of store closures. We expect a sales gain for 2003 as discussed in further detail below.

Retail support operations sales are generated from the outside sales of our retail support operations, consisting primarily of RadioShack Installation Services ("RSIS"), repair centers, and domestic and overseas manufacturing. The 34.7% decrease in retail support operations sales from 2001 to 2002 primarily resulted from a $19.1 million decrease in 2002 domestic manufacturing sales, due to large Verizon fixture sales in 2001, and a $15.2 million decrease in RSIS sales as a result of our exit from the national commercial installation business at the end of 2001.

Sales in the wireless communication department, which is made up of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased 9.4% in dollars and increased to 31.3% of our total retail sales in 2002 from 27.7% in 2001. This sales increase was due to an increase in sales of wireless handsets and accessories which resulted from our emphasis on national carrier offerings with desirable product features and content, such as color screens, photo capability and Internet access. Although we have previously experienced sales gains in this department, we realize that the overall wireless industry is experiencing a slow-down in net new customer activations. While there is no assurance that we can maintain these sales gain levels, we believe our plans, if executed successfully, will result in wireless sales increases.

Sales in the wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased 1.1% in dollars and increased slightly as a percentage of our total retail sales to 8.5% in 2002 from 8.3% in 2001. Increased sales of cordless telephones were more than offset by decreased sales of corded telephones. We anticipate sales in this department will be relatively stable in 2003.

Sales in the radio communication department decreased 8.6% in dollars and decreased slightly as a percentage of our total retail sales to 2.7% in 2002 from 2.8% in 2001. The decrease in this department was primarily the result of a decrease in Family Radio Service ("FRS") and CB radio sales, scanner sales and communication accessories, partially offset by a sales increase in GPS devices. We believe that this department will experience a small sales gain in 2003 over the prior year due to the anticipated introduction of new models in the second half of the year.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased 23.9% in dollars and decreased as a percentage of our total retail sales to 19.0% in 2002 from 24.2% in 2001. Substantially all of the dollar decrease was attributable to a decrease in sales of satellite dishes and related installations. This decrease was partially offset by increased sales of DVD players. We expect that satellite dish sales will continue to decline in 2003, but at a reduced rate, as compared to the prior year. We anticipate that the other categories within the home entertainment department will have gains to offset this decline, resulting in overall flat sales in this department for 2003.

Sales in the computer department, which includes desktop, laptop, handheld computers and related accessories, in addition to digital cameras and home networking products, decreased slightly in dollars and increased as a percentage of our total retail sales to 10.2% in 2002 from 9.9% in 2001. These sales dollars were maintained primarily due to an increase in laptop computers, computer accessories and digital camera sales, offset by a decline in unit sales of desktop CPUs and monitors. We expect that sales in the computer department will increase in 2003, driven by sales of the products discussed above, particularly digital cameras and related accessories, with this increase partially offset by a planned decrease in sales of desktop computers.

Sales in the power and technical department increased 0.8% in dollars and also as a percentage of our total retail sales to 13.9% in 2002 from 13.3% in 2001. These increases were primarily due to increased sales of general and special purpose batteries, partially offset by decreased sales of bulk and packaged wire and technical parts. We anticipate a slight sales increase in this department in 2003.

Sales in the personal electronics, toys and personal audio department increased 2.5% in dollars, as well as increasing as a percentage of our total retail sales to 12.8% in 2002 from 12.1% in 2001, due primarily to increased sales of micro radio controlled cars and related accessories, in addition to unique giftables. We expect that sales in this department will continue to grow in 2003 as a result of our additional name brand product offerings and our product line increases in these areas.

GROSS PROFIT

Gross profit for 2002 was $2,238.3 million or 48.9% of net sales and operating revenues, compared with $2,296.8 million or 48.1% of net sales and operating revenues in 2001. Gross profit decreased $58.5 million or 2.5% in 2002, primarily as a result of a 4.2% decrease in net sales and operating revenues. Despite this decrease in gross profit dollars, the gross profit percentage increased from 48.1% to 48.9% in 2002, due primarily to an increase in the gross profit percentage in the home entertainment department and, to a lesser extent, increases in both the power and technical and computer departments' gross profit percentages.Our gross profit percentage increase was partially offset by reductions in both the wireless and wired departments' gross profit percentages, compounded by the increase in the wireless communication department's percent of total retail sales. The reduction in gross profit dollars was partially offset by a decrease in the total retail sales mix for the home entertainment department, which has a lower gross profit percentage than our overall average gross profit percentage, as well as an increase in gross profit dollars for the power and technical department. Additionally, the gross profit percentage improved for our retail support operations in 2002. We anticipate that gross profit as a percentage of net sales and operating revenues will improve by the end of 2003, when compared to 2002, enhanced by sales mix changes towards higher margin products, such as computer accessories, batteries, toys, and personal audio and electronics, and also enhanced by improved efficiencies realized from supply chain management initiatives, particularly in vendor relations and end-of-life inventory management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The  table  below  summarizes  the  breakdown  of  various   components  of  our
consolidated selling, general and administrative ("SG&A") expense and its related percentage of total net sales and operating revenues.

                                                 Year Ended December 31,
                                ---------------------------------------------------------
                                      2002                2001                 2000
                                -----------------   -----------------   -----------------
                                           % of                % of                % of
                                          Sales &             Sales &             Sales &
(In millions)                   Dollars  Revenues   Dollars  Revenues   Dollars  Revenues
-------------------------------------------------   -----------------   -----------------
Payroll and commissions         $  728.0   15.9%    $  740.3   15.5%    $  748.7   15.6%
Rent                               244.9    5.4        230.3    4.8        215.2    4.5
Advertising                        241.0    5.3        253.9    5.3        227.1    4.7
Other taxes                        105.9    2.3        111.8    2.4         98.6    2.1
Utilities and telephone             74.9    1.6         73.2    1.5         69.4    1.4
Insurance                           71.0    1.6         60.6    1.3         56.4    1.2
Credit card fees                    35.8    0.8         34.9    0.7         31.7    0.7
California lawsuit settlement       29.0    0.6          --      --          --      --
Stock purchase
  and savings plans                 20.8    0.5         20.3    0.4         22.8    0.5
Repairs and maintenance             12.0    0.3         11.4    0.2         11.6    0.2
Printing, postage and office
  supplies                          10.5    0.2         12.2    0.3         13.6    0.3
Travel                               9.6    0.2         10.4    0.2         13.8    0.3
Loss on real estate
  sub-lease                          6.0    0.1           --     --          --     --
Bad debt                             4.7    0.1         14.5    0.3          3.6    0.1
Store closing costs                   --     --          7.6    0.2           --    --
Other                              134.5    2.9        132.5    2.8        120.1    2.5
                                -----------------   -----------------   -----------------
                                $1,728.6   37.8%    $1,713.9   35.9%    $1,632.6   34.1%
                                =================   =================   =================

Our SG&A expense increased 0.9% in dollars and increased as a percent of net sales and operating revenues to 37.8% for the year ended December 31, 2002, from 35.9% for the year ended December 31, 2001. The dollar increase for 2002 was primarily due to a $29.0 million litigation charge related to the settlement of a class action lawsuit in California and a $6.0 million charge to our 1996 restructuring reserve as a result of the bankruptcy of a sub-lessee in a former Incredible Universe store site. A $14.6 million increase in our rent expense and lower overall sales in 2002 also contributed to a higher SG&A expense ratio. This was partially offset by a $7.6 million charge for store closing costs from 2001, which did not reoccur in 2002.

Payroll expense decreased by $12.3 million to $728.0 million in 2002, but increased slightly as a percent of net sales and operating revenues to 15.9% in 2002, compared to 15.5% in 2001. The decrease in dollars was due primarily to our reduction in headcount during the third quarter of 2001.

Rent expense increased by $14.6 million to $244.9 million in 2002 and increased as a percent of net sales and operating revenues to 5.4% in 2002 from 4.8% in 2001. These increases were due primarily to lease renewals and relocations at higher rates, as well as a slight increase in the average store size. We expect a similar increase in 2003 rent for the same reasons described for the 2002 rent increase.

Advertising expense decreased $12.9 million in 2002 to $241.0 million from $253.9 million in 2001, while remaining at 5.3% percentage of net sales and operating revenues during both 2002 and 2001. The dollar decrease was due primarily to an increase in advertising contributions from our various vendors and third-party service providers.

Insurance expense increased $10.4 million to $71.0 million in 2002 from $60.6 million in 2001 and increased as a percent of net sales and operating revenues to 1.6% in 2002, compared to 1.3% in 2001. Substantially all of our insurance expense relates to our self-insurance programs. We maintain reserves for self-insurance liabilities related to our group medical and casualty losses, which include general and product liability and workers' compensation. In some cases, risks are insured through outside carriers for losses in excess of self-insured amounts. These reserves are adjusted to reflect estimates based on historical experience, estimated claims incurred but not reported, the impact of risk management programs and the estimated effect of external factors. As of December 31, 2002, actual losses had not exceeded our expectations. We expect insurance expense to continue to increase in both dollars and as a percentage of net sales and operating revenues due to the rising health care costs in the U.S., in addition to increases in premiums resulting from the recent terrorist activities.

In 2003, we expect SG&A expense to increase slightly in dollars, but decrease slightly as a percentage of net sales and operating revenues due to increased sales volume.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased $13.6 million dollars to $94.7 million and decreased as a percent of net sales and operating revenues to 2.0% in 2002 from 2.3% in 2001. These decreases are primarily attributable to the elimination of goodwill amortization related to AmeriLink Corporation
("AmeriLink), as well as the sale of our corporate headquarters during the fourth quarter of 2001. We expect depreciation and amortization expense to increase slightly in 2003, due to depreciation increases associated with store fixtures and capitalized software related to inventory management and other information systems projects.

GAIN ON CONTRACT TERMINATION

RadioShack and Microsoft mutually agreed during 2002 to terminate their agreement and settle the remaining commitments each had to one another. The termination of this agreement took effect at the start of the fourth quarter of 2002, upon satisfaction of several contractual obligations. The net financial result was an $18.5 million gain (principally cash received), driven primarily by the settlement of a multi-year obligation Microsoft had to connect our stores with broadband capabilities.

IMPAIRMENT OF LONG-LIVED ASSETS

As a result of continued difficulties in the DTH business and a refocus during the fourth quarter on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with RSIS were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge of this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill balance on our balance sheet relating to RSIS. See the discussion below under the section titled "2001 Compared With 2000" for further discussion of the RSIS business.

LOSS ON SALE OF ASSETS

There were no losses on the sale of assets in 2002. For information on prior year losses, see the discussion below under the section titled "2001 Compared With 2000."

EMPLOYEE SEPARATION AND OTHER COSTS

There were no employee separation or other costs in 2002. For information on prior year employee separation and other costs, see the discussion below under the section titled "2001 Compared With 2000."

NET INTEREST EXPENSE

Interest expense, net of interest income, was $34.4 million for 2002 versus $37.8 million for 2001.

Interest expense decreased to $43.4 million in 2002 from $50.8 million in 2001. This decrease was primarily the result of a reduction in the average debt outstanding throughout 2002. In addition, our interest rate swap instruments also lowered overall interest expense for the year ended December 31, 2002, when compared to the same prior year period. Interest income decreased almost 31% to $9.0 million in 2002 from $13.0 million in 2001, due primarily to CompUSA's early payment of its note to us on June 22, 2001, which eliminated the associated interest income.

Interest income, including accretion of discount as applicable, earned on the amounts outstanding during the three years ended December 31, 2002, 2001 and 2000 was as follows:

                                Year Ended December 31,
                             ------------------------------
(In millions)                  2002       2001       2000
-------------                --------   --------   --------
CompUSA note receivable      $  --      $  6.1     $ 12.9
Other (includes short-term
Investment interest)            9.0        6.9        4.9
                             --------   --------   --------
Total interest income        $  9.0     $ 13.0     $ 17.8
                             ========   ========   ========

Interest expense, net of interest income, is expected to be flat during 2003, when compared to 2002.

OTHER INCOME

In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration which commenced in July 1999 and was styled Tandy Corporation and T.E. Electronics, L.P. vs. O'Sullivan Industries Holdings, Inc. ("O'Sullivan"). The arbitration ruling requires O'Sullivan to comply with the tax sharing agreement that was entered into by theparties at the time of O'Sullivan's initial public offering.

During the second half of 2002, we received two payments totaling $6.2 million relating to quarterly payments under the tax sharing agreement with O'Sullivan. Future payments will vary based on the level of O'Sullivan's future earnings. In the near term, we expect that the quarterly payments to us will approximate those received to date; however, these payments are dependent upon O'Sullivan's overall financial condition and ability to pay. Consequently, there can be no assurances that we will receive timely each payment that may be due to us under the tax sharing agreement.

PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT

There were no losses on Internet-related investments in 2002. For information on prior year losses on Internet-related investments, see the discussion below under the section titled "2001 Compared With 2000."

PROVISION FOR INCOME TAXES

Our provision for income taxes reflects an effective income tax rate of 38.0% for 2002 and 42.8% for 2001. The decrease in the effective tax rate in 2002 when compared to 2001 was the result of the 2001 impairment of RSIS goodwill, which was not deductible for tax purposes and caused the increased effective tax rate in 2001. For further information, see the discussion below under the section titled "2001 Compared With 2000." We anticipate that the effective tax rate for 2003 will be approximately 38.0%.

2001 COMPARED WITH 2000

NET SALES AND OPERATING REVENUES

Sales decreased slightly to $4,775.7 million in 2001 from $4,794.7 million in 2000. This decrease was primarily the result of a decline in sales to our dealer/franchise outlets in 2001, partially offset by a 1% increase in comparable company store sales and the opening of 18 new stores, net of store closures. Sales in the wireless communication department increased 14.5% in dollars and increased to 27.7% of total retail sales in 2001 from 24.3% in 2000. This sales increase was due to an increase in sales of wireless phones and accessories, offset somewhat by a decrease in prepaid wireless airtime. The wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased 8.7% in dollars and decreased as a percentage of total retail sales to 8.3% in 2001 from 9.1% in 2000. The decrease in this department was primarily the result of declining sales of residential telephones, and was partially offset by increased sales of telephone accessories. The radio communication department decreased 8.5% in dollars and decreased as a percentage of total retail sales to 2.8% in 2001 from 3.1% in 2000. The decrease in this department was primarily the result of a decrease in CB radio and scanner sales. The home entertainment department, which consists of all home audio and video products, including DTH satellites and installation services, decreased slightly in dollars and as a percentage of total retail sales to 24.2% in 2001 from 24.4% in 2000. This dollar decrease was primarily attributable to a decrease in sales of satellite dishes, which was partially offset by increased sales of video and cable accessories. The computer department, which includes not only computers and related accessories, but narrow and broadband connectivity, as well as home automation and networking, decreased 16.3% in dollars and decreased as a percentage of total retail sales to 9.9% in 2001 from 11.9% in 2000. These decreases were primarily attributable to a 26% decline in unit sales of CPUs and an 11% decrease in the average selling price of CPUs from the prior year. The power and technical department increased 2.0% in dollars and increased slightly as a percentage of total retail sales to 13.3% in 2001 from 13.1% in 2000. These increases were primarily due to increased sales of special purpose batteries. The personal electronics, toys and personal audio department decreased 5.4% in dollars, as well as decreasing as a percentage of total retail sales to 12.1% in 2001 from 12.8% in 2000, due primarily to decreased sales of toys and giftables.

GROSS PROFIT

Gross profit in 2001 was $2,296.8 million or 48.1% of net sales and operating revenues, compared with $2,369.6 million or 49.4% of net sales and operating revenues in 2000. Gross profit for 2001 was reduced by a $26.2 million charge in the fourth quarter for a write-down of non-strategic inventory product lines which we intend to exit. In addition, the decline in the gross profit percentage from 49.4% to 48.1% was affected by a decrease in the wired communication gross margin. This gross profit decrease was partially offset by a decrease in the total retail sales mix for the computer department, which has a lower gross margin than our overall average gross margin, as well as an increase in the computer department gross profit percentage. Increases in the gross profit percentage for the wireless communication and power and technical departments, coupled with an increase in the departments' gross profit percentages, also favorably affected the overall gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

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

Payroll expense decreased by $8.4 million to $740.3 million in 2001 and decreased as a percent of net sales and operating revenues to 15.5% in 2001, compared to 15.6% in 2000. These decreases were due primarily to a reduction in our labor force during 2001 and reduced incentive pay resulting from a decrease in operating income. Advertising expense increased $26.8 million to $253.9 million and increased to 5.3% as a percentage of net sales and operating revenues in 2001, compared to $227.1 million and 4.7% of sales in 2000. Both the dollar and percentage point increases were due primarily to a decrease in advertising contributions from our various vendors and third-party service providers and, to a lesser extent, an increase in TV commercials. Rent expense increased by $15.1 million to $230.3 million in 2001 and increased as a percent of net sales and operating revenues to 4.8% in 2001 from 4.5% in 2000. The rent increase was partially due to new company store openings throughout the year, as well as the addition of the Cool Things @ Blockbuster test stores. The relocation of existing stores to larger locations, as well as a renewal of store leases at higher rates, also contributed to the rent expense increase. Bad debt expense increased by $10.9 million to $14.5 million in 2001 and increased as a percentage of net sales and operating revenues to 0.3% in 2001 from 0.1% in 2000. The bad debt increase was primarily related to both bankruptcies and uncollected accounts receivable, as well as the write-off of a note receivable from Digital:Convergence Corporation ("DC"). Store closing costs of $7.6 million in 2001 relate to the closure of 35 underperforming stores prior to the expiration of their leases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $1.0 million dollars to $108.3 million and increased as a percent of net sales and operating revenues to 2.3% in 2001 from 2.2% in 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

AmeriLink, also known as RSIS, was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. Since its acquisition, RSIS has incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize RSIS, but due to the overall slowdown in the economy and the market decline for professionally installed home Internet connectivity services, RSIS continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of estimated future cash flows for RSIS, which indicated that its long-lived assets were impaired. The carrying value of RSIS's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately $37.0 million. An impairment of goodwill for that amount was recorded and included in the accompanying Consolidated Statement of Income.

Our test concept with Blockbuster to introduce a RadioShack "store-within-a-store" at Blockbuster locations did not provide sufficient cash flows to recover our investment in fixtures and other fixed assets. An impairment loss of $2.8 million was recorded for those assets in 2001 and is included in the accompanying Consolidated Statements of Income.

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

EMPLOYEE SEPARATION AND OTHER COSTS

During the third quarter of 2001, as part of our effort to control operating costs, we incurred approximately $13.5 million in charges related to a reduction of our labor force, primarily for early retirements and involuntary and voluntary employee severance. In addition, during the fourth quarter of 2001, $4.8 million in charges were incurred relating to the closure of RSIS's national commercial installation business. These costs were primarily comprised of
severance   costs,   write-offs   of  certain  fixed  assets  and  future  lease
commitments.

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

PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT

During the second quarter of 2000, we made a $30.0 million investment in DC, a privately-held Internet technology company. In the first quarter of 2001, we concluded that our investment had experienced a decline in value that, in our opinion, was other than temporary. This conclusion was based on DC's inability to secure sufficient additional funding or to complete an initial public offering. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy on March 22, 2002.






PROVISION FOR INCOME TAXES

The provision for income taxes reflects an effective tax rate of 42.8% for 2001 and 38.0% for 2000. The increase in the effective tax rate in 2001 was the result of the impairment of RSIS goodwill discussed above, which was not deductible for tax purposes.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. We do not believe the standard will have a material adverse effect on our consolidated financial statements.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003. We do not believe the standard will have a material adverse effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002, and we made no material adjustments as a result of this adoption.

In December 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ended December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 became effective January 1, 2003. We do not believe the interpretation will have a material adverse effect on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We believe the adoption of FIN 46 will not have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements entered into after December 31, 2002 and income statements for prior periods presented should be reclassified to comply with its consensus. We are analyzing the provisions of EITF 02-16 as they relate to our accounting policies. The impact, if any, of compliance with the consensus on EITF 02-16 has not been determined at this time.

CASH FLOW AND LIQUIDITY

                            Year Ended December 31,
                        -------------------------------
(In millions)              2002       2001       2000
-------------            --------   --------   --------
Operating activities     $ 521.6    $ 775.8    $ 116.5
Investing activities       (99.0)      (2.3)    (134.0)
Financing activities      (377.5)    (502.8)     (16.4)

In 2002, cash flow provided by operating activities was $521.6 million, compared to $775.8 million and $116.5 million in 2001 and 2000, respectively.

At December 31, 2002, changes in accounts receivable, consisting primarily of amounts due from our various vendors and third party service providers, provided $68.2 million in cash during 2002, when compared to $165.8 million from the prior year. Cash provided by accounts receivable in 2002 and 2001 was due to further reductions of vendor and service provider receivables and dealer/franchise receivables as a result of an increase in collections after increases in such balances in 2000.

At December 31, 2002, changes in inventory used $21.4 million in cash during 2002, compared to $213.9 million of cash provided during 2001. The increase in inventory since December 31, 2001, was primarily the result of increases in laptop computers, home theater-in-a-box systems, and televisions, as sales of these products were less than anticipated. These increases in inventory were partially offset by a reduction in wireless handsets.

Typically, our annual cash requirements for pre-seasonal inventory build-up range between $200.0 million and $400.0 million. The funding required by this build-up comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $446.5 million in cash and cash equivalents as of December 31, 2002, as a resource for our funding needs. Additional capital is available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility which could be utilized in the event the commercial paper market is unavailable to us. We currently do not expect, however, that the commercial paper market would be unavailable to us and that we would have to utilize the credit facility. As of December 31, 2002, we had no commercial paper outstanding or utilization of our credit facility.

Additionally, during the year ended December 31, 2002, $118.8 million more in cash was provided by changes in accounts payable, when compared to the prior year period, due primarily to more favorable vendor terms.

Cash used in investing activities in 2002 was $99.0 million, compared to $2.3 million and $134.0 million used in 2001 and 2000, respectively. Our cash usage in investing activities was higher in 2002 than 2001, primarily because of the $123.6 million we received during the second quarter of 2001 for the settlement of the purchase price of Computer City and settlement of the CompUSA note. Capital expenditures were $106.8 million in 2002, compared to $139.2 million in 2001 and $119.6 million in 2000. Capital expenditures for these years were primarily for our retail store expansions and remodels and upgrades of information systems. In addition, we purchased land in 2001 for our new corporate headquarters building, which totaled $18.3 million. We anticipate that our capital expenditure requirements for 2003 will be approximately $210.0 million to $230.0 million. The $100.0 million increase over 2002 primarily relates to our new corporate headquarters. See further discussion of the new facilities, below in the section titled "Capital Structure and Financial
Condition." Store remodels and relocations and updated information systems account for the balance of our anticipated 2003 capital expenditures. As of December 31, 2002, we had $446.5 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, if necessary, both our short-term and long-term financing facilities, are available to fund future capital expenditure needs.

Cash used in financing activities was $377.5 million in 2002, compared to $502.8 million and $16.4 million in 2001 and 2000, respectively. We used $329.9 million, $308.3 million and $400.6 million for the repurchase of our common and preferred stock in 2002, 2001 and 2000, respectively. Repurchases of common stock were made under our share repurchase and employee stock plans. See further discussion of our stock repurchase programs below in the section titled "Capital Structure and Financial Condition." The 2002, 2001 and 2000 stock repurchases were partially funded by $49.6 million, $53.7 million and $66.3 million, respectively, received from the sale of treasury stock to employee stock plans and to a lesser extent from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. We purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million during the third quarter of 2001. We also received $32.3 million from the sale and lease-back of our corporate technology center building during the second quarter of 2002. This transaction was recorded as a financing obligation due to responsibilities which we retain during the lease period. Dividends paid, net of tax, in 2002, 2001 and 2000 amounted to $39.8 million, $43.7 million and $44.7 million, respectively. The long-term notes we issued in 2001 provided approximately $346.1 million in cash, the majority of which was used to repay short-term debt. In 2000, the increase in short-term debt was used primarily to fund increases in accounts receivable, stock repurchases and additional inventory.

Our free cash flow, defined as cash flow from operating activities less dividends paid and additions to property, plant and equipment, was $375.0 million in 2002, compared to $592.9 million in 2001. We believe free cash flow is an appropriate indication of the corporation's ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The 2002 decrease in free cash flow, compared to 2001, was due primarily to an increase in the 2002 working capital components, principally inventory, as described above. We expect free cash flow to be approximately $200.0 to $250.0 million in 2003. The anticipated decrease in free cash flow from 2002 to 2003 is primarily related to the increase in 2003 capital expenditures noted above. The comparable financial measure to free cash flow under GAAP is cash flow from operating activities, which was $521.6 million and $775.8 million for the years ended December 31, 2002 and 2001, respectively.

The following table is a reconciliation of cash provided from operating activities to free cash flow.

                                                  Year Ended December 31,
                                             ------------------------------
(In millions)                                  2002       2001       2000
-------------                                --------   --------   --------
Net cash provided by operating activities    $ 521.6    $ 775.8    $ 116.5
Less:
  Additions to property, plant and equipment   106.8      139.2      119.6
  Dividends paid                                39.8       43.7       44.7
                                             --------   --------   --------
Free (negative free) cash flow               $ 375.0    $ 592.9    $ (47.8)
                                             ========   ========   ========

CAPITAL STRUCTURE AND FINANCIAL CONDITION
Management considers our financial structure and condition solid. At December 31, 2002, total capitalization was $1,355.4 million, consisting of $627.3 million of debt and $728.1 million of equity and resulting in a debt-to-total capitalization ratio of 46.3%, which was equal to the prior year debt-to-total capitalization ratio. The ratio remained the same as the prior year due to proportional decreases in debt of $43.6 million and equity of $50.0 million from 2001.

Long-term debt as a percentage of total capitalization was 43.6% at December 31, 2002, compared to 39.0% at December 31, 2001, and 18.2% at December 31, 2000. This increase in 2002 was due to the financing obligation resulting from the sale and lease-back of our corporate technology center building and the reduction of equity.

Our debt is considered investment grade by the rating agencies. There were no changes to our debt ratings during the year. Below are their latest ratings by category.

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

We have a $300.0 million Debt Shelf Registration Statement ("1997 Shelf Registration") which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under the 1997 Shelf Registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. These notes are due September 1, 2007.

We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the 1997 Shelf Registration. At December 31, 2002, $64.5 million of these notes remained outstanding. The interest rates at December 31, 2002, for the outstanding $64.5 million medium-term notes ranged from 6.13% to 7.35% and had a weighted average coupon rate of 6.86%. These notes have maturities ranging from 2003 to 2008. As of December 31, 2002, there was no availability under this 1997 Shelf Registration.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commenced on November 15, 2001, and the notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. Because no additional debt was issued in the exchange offering, the net effect of this exchange was that no additional debt was issued on August 3, 2001, and substantially all of the notes are now registered with the SEC.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term fixed rate debt to variable rates. We entered into these agreements to balance our debt portfolio by changing from all fixed interest rates to a mixture of fixed and floating interest rates, thereby taking advantage of lower short-term rates. The notional amount of the interest rate swaps subject to variable rates is $150.0 million. Under these agreements, we have contracted to pay a variable rate based upon LIBOR and to receive fixed rate payments ranging from 6.95% to 7.35%. We have designated the agreements as fair value hedging instruments. At December 31, 2002, we recorded an asset in other assets, net, of $15.4 million (its fair value) for the swap agreements and adjusted the fair value of the related debt by the same amount. The effect of these agreements was a reduction in our interest expense of $5.1 million during 2002, when compared to the fixed rates. At current interest rates, we expect this favorable condition to reoccur in 2003.

From time to time, we utilize short-term debt such as commercial paper issuances and uncommitted bank loans to supplement our short-term financing needs. The commercial paper and the short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $600 million bank syndicated revolving credit facility described in more detail below.

In the second quarter of 2002, we replaced our existing $600.0 million bank syndicated credit facilities with new bank syndicated credit facilities, also totaling $600.0 million. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for our general corporate purposes. We anticipate replacing our 364 day revolving credit facility which matures in June 2003 with a new 364 day credit facility with similar terms. As of December 31, 2002, there were no outstanding borrowings under these credit facilities.

We use operating leases, primarily for our retail locations, distribution centers and corporate headquarters, to lower our capital requirements. Other than these operating leases, we do not have any off-balance sheet financing arrangements or transactions, arrangements or relationships with "special purpose entities." Our outstanding debt and bank syndicated credit facilities have customary financial covenants.

Management believes that our present ability to borrow is greater than our established credit lines and long-term debt in place. However, if market conditions changed and sales were to be dramatically reduced or operating costs could not be controlled, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and/or equity markets.

We repurchased 10.7 million shares of our common stock for $275.0 million for the year ended December 31, 2002, under our existing 25.0 million share repurchase program. In connection with our share repurchase program, our Board of Directors authorized us to enter into both equity forwards and put options, with expiration dates no later than December 31, 2002, covering up to 4.0 million shares of our common stock; consequently, there were no outstanding equity forward instruments or put options at December 31, 2002.

We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which is in addition to our existing 25.0 million share repurchase program. At February 20, 2003, there were 18.6 million shares available to be repurchased under the two repurchase programs. We anticipate that we will repurchase, under our authorized repurchase programs, between $200.0 million and $250.0 million of our common stock during 2003. This new program has no expiration date and allows shares to be repurchased in the open market. The funding required for these share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. Under our programs described above, we will also repurchase shares in the open market to offset the sales of shares to our employee stock plans.

On October 10, 2002, our Board of Directors approved the conversion of our RadioShack Series B convertible preferred stock, held by the RadioShack 401(k) Plan, to RadioShack common stock effective December 31, 2002. On December 31, 2002, 0.1 million shares of this preferred stock, representing all the outstanding Series B convertible preferred stock were converted to 5.1 million shares of our common stock. The preferred stock was held by the RadioShack 401(k) Plan to fund RadioShack contributions to plan participants.

In the fourth quarter of 2001 and the second quarter of 2002, we sold our corporate headquarters buildings and we are now constructing a new headquarters in Fort Worth, Texas. We entered into sale-leaseback agreements in which our existing corporate headquarters' land and buildings were sold and leased back to us. These arrangements should provide us with the necessary time to construct our new headquarters, which we expect to be completed by the end of 2004 or early 2005. Currently, we plan to finance our new corporate headquarters, with construction costs estimated to total $200.0 million during 2003 and 2004, with cash from operations and, if needed, existing cash and cash equivalents.

The following tables, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our "Notes to Consolidated Financial Statements," provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains the contractual commitments associated with our financing obligations, lease obligations, and marketing agreements.

(In millions)                              December 31,
---------------------------------------------------------------------------------------------------------
                          2003        2004        2005        2006        2007     Thereafter    Total
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------
Debt principal         $   20.0     $  39.5     $   --      $   5.1    $  150.0    $  356.0    $   570.6
Debt interest              39.7        38.6        36.7        36.7        33.1        87.3        272.1
Financing obligation        --         32.3         --          --          --          --          32.3
Operating leases          186.0       162.5       125.1        87.2        55.6       101.1        717.5
Marketing agreements        8.1         1.5         --          --          --          --           9.6
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------
                       $  253.8    $  274.4    $  161.8    $  129.0    $  238.7    $   44.4    $ 1,602.1
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========

The table below contains our credit commitments from various financial institutions.

(In millions)
------------------------------------------------------------------------------------------------
                                                        Commitment Expiration Per Period
                                             ---------------------------------------------------
                              Total Amounts  Less than 1
Credit Commitments              Committed      year       1-3 years     4-5 years   Over 5 years
------------------------------------------------------------------------------------------------
Lines of credit                 $ 600.0      $ 300.0      $    --       $  300.0          --
Stand-by letters of credit         12.4         10.9           1.5         --             --
                                -------      -------      --------      --------      ----------
Total commercial commitments    $ 612.4      $ 310.9      $    1.5      $  300.0          --
                                =======      =======      ========      ========      ==========

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sales of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $214 million. Moreover, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases; consequently, we do not believe there will be a material impact on our financial statements.

INFLATION
Inflation has not significantly impacted us over the past three years. We do not expect inflation to have a significant impact on our operations in the foreseeable future, unless world events substantially affect the global economy.

ITEM 7a.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2002, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in MD&A. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment of $248.3 million, comprised of fluctuating short-term investments of $398.3 million and offset by $150.0 million of indebtedness which, because of the interest rate swaps discussed in MD&A, effectively bears interest at short-term floating rates. In the future, an unfavorable change of 100 basis points in the interest rate applicable to this floating-rate net exposure could result in an increase in annual net interest expense of $2.5 million. This assumption assumes no change in the net principal balance.

We also manage our portfolio of fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2002 and 2001, the fair value of our fixed rate long-term debt would decrease for both years by $32.9 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2002 and 2001, the fair value of our fixed rate long-term debt would increase by $35.4 million and $35.6 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 29. Our Financial Statements and Notes to these Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 7, 2003. The information called for by this Item with respect to directors is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the heading "Item 1 - Election of Directors." For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the headings "Director Compensation," "Management Development and Compensation Committee Report on Executive Compensation," "Executive Compensation," "Option Grants in the Last Fiscal Year," "Option Exercises in the Last Year and Year-End Option Values," "Retirement and Deferred Compensation," "Executive Deferred Compensation Plans and Other Agreements," "Change in Control Protections," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the heading "Security Ownership of Certain Beneficial Owners of Company Voting Securities."

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2002, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

                                                      (a)                       (b)                        (c)
                                                                                                     Number of shares
                                               Number of shares to                                remaining available for
                                                 be issued upon           Weighted average        future issuance under
                                                  exercise of            exercise price of         equity compensation
                                              outstanding options,      outstanding options,     plans (excluding shares
(Share amounts in thousands)                  warrants and rights       warrants and rights      reflected in column (a))
----------------------------                -----------------------   -----------------------   -------------------------
Equity compensation plans approved
by shareholders (1)                               13,943 (2)                $  32.57                    7,703 (3)
Equity compensation plans not approved by
shareholders (4)                                   8,873 (5)                   37.06                    2,265 (6)
                                            -----------------------                              ------------------------
Total                                             22,816                    $  34.32                    9,968
                                            =======================                             =========================

(1) Consists of the 1993 Incentive Stock Plan, the 1994 Stock Incentive Plan, the 1997 Incentive Stock Plan and the 2001 Incentive Stock Plan. See Note 17
    - "Stock Options and Performance Awards" ("Note 17") to our "Notes to Consolidated Financial Statements" for further information.

(2) Includes 45,637 shares with a weighted average exercise price of $26.58 related to a plan assumed and adopted by us when we acquired RSIS in 1999. No further shares will be issued under this plan. See Note 17 for further information.

(3) Includes 107,647 shares available for grants in the form of restricted stock. See Note 17 for further information.

(4) Consists of the 1999 Incentive Stock Plan (the "1999 ISP"), the RadioShack Stock Purchase Plan ("SPP") and the RadioShack Supplemental Stock Program ("SUP"). See Note 17 for more information concerning the 1999 ISP and see
    Note 20 - "Company Stock Purchase Plan" to our "Notes to Consolidated Financial Statements" for further information concerning the SPP. The SUP enables employee-participants of our 401(k) Plan who are no longer eligible to make pre-tax contributions to the 401(k) Plan to make after-tax contributions to the SUP to purchase our common stock. We match 80% of each participant's contribution. When these employee participants are again eligible to make pre-tax contributions to our 401(k) Plan, they are not eligible to contribute under the SUP.

(5)  Excludes shares to be issued under the SPP and the SUP.

(6) Includes shares available for future issuance under the SPP and the SUP. As of December 31, 2002, an aggregate of 958,002 shares and 904,826 shares were available for issuance under the SPP and the SUP, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the heading "Certain Transactions with Management and Others."

ITEM 14.  CONTROLS AND PROCEDURES.

Our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There were no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.
    1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 29.

    2. None

    3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 53, which immediately precedes such exhibits.

Certain instruments defining the rights of holders of our long-term debt are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of our total assets on a consolidated basis. We will furnish the Securities and Exchange Commission copies of such instruments upon request.


(b) Reports on Form 8-K.

    None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RadioShack Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RADIOSHACK CORPORATION


     March 20, 2003                           /s/ Leonard H. Roberts
                                              ----------------------------------
                                              Leonard H. Roberts
                                              Chairman of the Board and
                                              Chief Executive Officer,
                                              RadioShack Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 20th day of March, 2003.

Signature                            Title


/s/ Leonard H. Roberts     Chairman of the Board and Chief Executive Officer
---------------------------
Leonard H. Roberts         (Chief Executive Officer)

/s/ Michael D. Newman      Senior Vice President and Chief Financial Officer
---------------------------
Michael D. Newman          (Principal Financial Officer)

/s/ David P. Johnson       Senior Vice President and Controller
---------------------------
David P. Johnson           (Principal Accounting Officer)

/s/ Frank J. Belatti       Director     /s/ H. Eugene Lockhart          Director
---------------------------             ----------------------------------------
Frank J. Belatti                        H. Eugene Lockhart

/s/ Ronald E. Elmquist     Director     /s/ Jack L. Messman             Director
---------------------------             ----------------------------------------
Ronald E. Elmquist                      Jack L. Messman

/s/ Robert S. Falcone      Director     /s/ William G. Morton, Jr.      Director
---------------------------             ----------------------------------------
Robert S. Falcone                       William G. Morton, Jr.

/s/ Daniel R. Feehan       Director     /s/ Thomas G. Plaskett          Director
---------------------------             ----------------------------------------
Daniel R. Feehan                        Thomas G. Plaskett

/s/ Richard J. Hernandez   Director     /s/ Alfred J. Stein             Director
---------------------------             ----------------------------------------
Richard J. Hernandez                    Alfred J. Stein

/s/ Lawrence V. Jackson    Director     /s/ William E. Tucker           Director
---------------------------             ----------------------------------------
Lawrence V. Jackson                     William E. Tucker

/s/ Robert J. Kamerschen   Director     /s/ Edwina D. Woodbury          Director
---------------------------             ----------------------------------------
Robert J. Kamerschen                    Edwina D. Woodbury

/s/ Lewis F. Kornfeld, Jr. Director
---------------------------
Lewis F. Kornfeld, Jr.

I, Leonard H. Roberts, certify that:

1. I have reviewed this annual report on Form 10-K of RadioShack Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003              By  /s/          Leonard H. Roberts
                                   ------------------------------------------
                                                    Leonard H. Roberts
                                                   Chief Executive Officer

I, Michael D. Newman, certify that:

1. I have reviewed this annual report on Form 10-K of RadioShack Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003              /s/              Michael D. Newman
                                   -----------------------------------------
                                                    Michael D. Newman
                                                   Chief Financial Officer

                             RADIOSHACK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Page

Report of Independent Accountants.............................       30
Consolidated Statements of Income for each of the three
 years in the period ended December 31, 2002..................       31
Consolidated Balance Sheets at December 31, 2002
 and December 31, 2001........................................       32
Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2002..................       33
Consolidated Statements of Stockholders' Equity for each of
 the three years in the period ended December 31, 2002........       34
Notes to Consolidated Financial Statements....................      35-52

All schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants



To the Board of Directors and Stockholders of RadioShack Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 29 present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001 and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
February 28, 2003

Consolidated Statements of INCOME
RadioShack Corporation and Subsidiaries

                                                                          Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                     2002                          2001                          2000
                                                            % of                          % of                         % of
(In millions, except per share amounts)     Dollars       Revenues        Dollars       Revenues        Dollars      Revenues
-------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues          $ 4,577.2         100.0%      $ 4,775.7         100.0%      $ 4,794.7        100.0%
Cost of products sold                       2,338.9          51.1         2,478.9          51.9         2,425.1         50.6
                                          ----------     ----------     ----------     ----------     ----------     ----------
Gross profit                                2,238.3          48.9         2,296.8          48.1         2,369.6         49.4
                                          ----------     ----------     ----------     ----------     ----------     ----------

Operating expenses:
 Selling, general and administrative        1,728.6          37.8         1,713.9          35.9         1,632.6         34.1
 Depreciation and amortization                 94.7           2.0           108.3           2.3           107.3          2.2
 Gain on contract termination                 (18.5)         (0.4)           --             --              --           --
 Impairment of long-lived assets                8.1           0.2            39.8           0.8             --           --
 Loss on sale of assets                        --             --             57.2           1.2             --           --
 Employee separation and other costs           --             --             18.3           0.4             --           --
                                          ----------     ----------     ----------     ----------     ----------     ----------
Total operating expenses                    1,812.9          39.6         1,937.5          40.6         1,739.9         36.3
                                          ----------     ----------     ----------     ----------     ----------     ----------

Operating income                              425.4           9.3           359.3           7.5           629.7         13.1

Interest income                                 9.0           0.2            13.0           0.3            17.8          0.4
Interest expense                              (43.4)         (0.9)          (50.8)         (1.1)          (53.9)        (1.1)
Other income                                   33.9           0.7             --            --              --           --
Provision for loss on
 Internet-related investment                    --            --            (30.0)         (0.6)            --           --
                                          ----------     ----------     ----------     ----------     ----------     ----------

Income before income taxes                    424.9           9.3           291.5           6.1           593.6         12.4

Provision for income taxes                    161.5           3.5           124.8           2.6           225.6          4.7
                                          ----------     ----------     ----------     ----------     ----------     ----------
Net income                                    263.4           5.8           166.7           3.5           368.0          7.7


Preferred dividends                             4.5           0.1             4.9           0.1             5.3          0.1
                                          ----------     ----------     ----------     ----------     ----------     ----------

Net income available to common
 stockholders                             $   258.9           5.7%     $    161.8           3.4%      $   362.7          7.6%
                                          ==========     ==========     ==========     ==========     ==========     ==========

Net income available per common share:

   Basic                                  $    1.50                   $      0.88                     $    1.94
                                          ==========                    ==========                    ==========

   Diluted                                $    1.45                   $      0.85                          1.84
                                          ==========                    ==========                    ==========

Shares used in computing earnings per
 common share:

   Basic                                      173.0                         183.8                         187.3
                                          ==========                    ==========                    ==========

   Diluted                                    179.3                         191.2                         197.7
                                          ==========                    ==========                    ==========



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
RadioShack Corporation and Subsidiaries

                                                                       December 31,
                                                                   ---------------------
(In millions, except for share amounts)                               2002        2001
----------------------------------------------------------------   ----------  ----------
Assets
Current assets:
 Cash and cash equivalents                                          $  446.5    $  401.4
 Accounts and notes receivable, net                                    206.1       276.3
 Inventories, net                                                      971.2       949.8
 Other current assets                                                   83.1        86.8
                                                                   ----------  ----------

  Total current assets                                               1,706.9     1,714.3

Property, plant and equipment, net                                     421.6       417.7
Other assets, net                                                       99.4       113.1
                                                                   ----------  ----------
Total assets                                                        $2,227.9    $2,245.1
                                                                   ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of long-term debt    $   36.0    $  105.5
 Accounts payable                                                      312.6       206.7
 Accrued expenses                                                      318.7       336.1
 Income taxes payable                                                  160.9       178.1
                                                                   ----------  ----------

  Total current liabilities                                            828.2       826.4

Long-term debt, excluding current maturities                           591.3       565.4
Other non-current liabilities                                           80.3        75.2
                                                                   ----------  ----------

  Total liabilities                                                  1,499.8     1,467.0
                                                                   ----------  ----------

Commitments and contingent liabilities (see Note 16)                   --          --

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized:
   Series A junior participating, 300,000 shares designated and
     none issued                                                       --          --
   Series B convertible (TESOP), 100,000 shares authorized;
     none and 64,500 shares issued, respectively                       --           64.5
 Common stock, $1 par value, 650,000,000 shares authorized;
   236,033,000 shares issued                                           236.0       236.0
 Additional paid-in capital                                             70.0       138.8
 Retained earnings                                                   2,002.5     1,787.3
 Treasury stock, at cost; 64,306,000 and 59,233,000
   shares, respectively                                             (1,579.9)   (1,443.5)
 Unearned deferred compensation                                        --           (4.3)
 Accumulated other comprehensive loss                                   (0.5)       (0.7)
                                                                   ----------  ----------
  Total stockholders' equity                                           728.1       778.1
                                                                   ----------  ----------
Total liabilities and stockholders' equity                          $2,227.9    $2,245.1
                                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
RadioShack Corporation and Subsidiaries

                                                                Year Ended December 31,
                                                         -----------------------------------
(In millions)                                               2002         2001        2000
 -------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  263.4     $  166.7    $  368.0
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loss on Internet-related investment           --           30.0        --
  Impairment of long-lived assets                              8.1         39.8        --
  Loss on sale of assets                                      --           57.2        --
  Depreciation and amortization                               94.7        108.3       107.3
  Deferred income taxes and other items                       30.6         (9.4)       32.1
  Provision for credit losses and bad debts                    4.7         14.5         3.6
 Changes in operating assets and liabilities:
  Accounts and notes receivable                               68.2        165.8      (149.0)
  Inventories                                                (21.4)       213.9      (302.9)
  Other current assets                                         1.9          1.7        (6.2)
  Accounts payable, accrued expenses and income taxes
   payable                                                    71.4        (12.7)       63.6
                                                         ----------   ----------  ----------
 Net cash provided by operating activities                   521.6        775.8       116.5
                                                         ----------   ----------  ----------

 Cash flows from investing activities:
  Additions to property, plant and equipment                (106.8)      (139.2)     (119.6)
  Proceeds from sale of property, plant and equipment          8.6         17.4         1.5
  Proceeds from sale of equity securities                     --           --          17.9
  Proceeds from early retirement of CompUSA note              --          123.6        --
  Investment in securities                                    --           --         (30.0)
  Other investing activities                                  (0.8)        (4.1)       (3.8)
                                                         ----------   ----------  ----------
 Net cash used in investing activities                       (99.0)        (2.3)     (134.0)
                                                         ----------   ----------  ----------

Cash flows from financing activities:
  Purchases of treasury stock                               (329.9)      (308.3)     (400.6)
  Exercise of common stock put options                        --           (2.1)       (8.6)
  Proceeds from sale of common stock put options              --            0.3         0.5
  Sale of treasury stock to stock plans                       40.6         46.3        46.8
  Proceeds from exercise of stock options                      9.0          7.4        19.5
  (Purchase of) proceeds from minority interest in
   consolidated subsidiary                                    --          (88.0)      100.0
  Proceeds from financing obligation                          32.3         --          --
  Dividends paid                                             (39.8)       (43.7)      (44.7)
  Changes in short-term borrowings, net                       (2.0)      (443.6)      285.2
  Additions to long-term borrowings                           --          346.1        --
  Repayments of long-term borrowings                         (87.7)       (17.2)      (14.5)
                                                         ----------   ----------  ----------
 Net cash used in financing activities                      (377.5)      (502.8)      (16.4)
                                                         ----------   ----------  ----------

 Net increase/(decrease) in cash and cash equivalents         45.1        270.7       (33.9)
 Cash and cash equivalents, beginning of period              401.4        130.7       164.6
                                                         ----------   ----------  ----------
 Cash and cash equivalents, end of period                 $  446.5     $  401.4    $  130.7
                                                         ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
RadioShack Corporation and Subsidiaries

                                                           Shares at December 31,          Dollars at December 31,
                                                      -------------------------------- --------------------------------
(In millions)                                            2002      2001       2000       2002       2001       2000
-------------                                         ---------- ---------- ---------- ---------- ---------- ----------
Preferred stock
Beginning of year                                           0.1        0.1        0.1  $    64.5  $    68.8  $    72.8
 Conversion of preferred stock to common stock             (0.1)      --         --        (58.4)      --         --
 Cancellation of preferred stock, net of repurchases       --         --         --         (6.1)      (4.3)      (4.0)
                                                      ---------- ---------- ---------- ---------- ---------- ----------
End of year                                                --          0.1        0.1  $    --    $    64.5  $    68.8
                                                      ========== ========== ========== ========== ========== ==========
Common stock
Beginning of year                                         236.0      236.0      235.8  $   236.0  $   236.0  $   235.8
 Restricted stock awards, net of forfeitures               --         --          0.2       --         --          0.2
                                                      ---------- ---------- ---------- ---------- ---------- ----------
End of year                                               236.0      236.0      236.0  $   236.0  $   236.0  $   236.0
                                                      ========== ========== ========== ========== ========== ==========
Treasury stock
Beginning of year                                         (59.2)     (50.2)     (45.1) $(1,443.5) $(1,189.6)    (892.3)
 Purchase of treasury stock                               (12.4)     (10.7)      (7.9)    (317.8)    (296.4)    (368.6)
 Issuance of common stock                                   1.6        1.3        1.5       43.3       33.5       29.9
 Exercise of stock options and grant of stock               0.6        0.4        1.3       12.9        9.0       30.1
 Conversion of preferred stock to common stock awards       5.1       --         --        125.2       --         --
 Other                                                     --         --         --         --         --         11.3
                                                      ---------- ---------- ---------- ---------- ---------- ----------
End of year                                               (64.3)     (59.2)     (50.2) $(1,579.9) $(1,443.5) $(1,189.6)
                                                      ========== ========== ========== ========== ========== ==========

Additional paid-in capital
Beginning of year                                                                      $   138.8  $   116.1  $    82.4
 Issuance of common stock                                                                   (0.3)      15.5       21.6
 Restricted stock awards, net of forfeitures                                                --         (0.9)       7.0
 Exercise of stock options and grant of stock awards                                        (1.7)      --          3.5
  Conversion of preferred stock to common stock                                            (66.8)      --         --
  Purchase of minority interest, net of taxes                                               --          7.8       --
  Other                                                                                     --          0.3        1.6
                                                                                       ---------- ---------- ----------
End of year                                                                            $    70.0  $   138.8  $   116.1
                                                                                       ========== ========== ==========

Retained earnings
Beginning of year                                                                      $ 1,787.3  $ 1,661.5  $ 1,353.3
 Net income                                                                                263.4      166.7      368.0
  Series B convertible stock dividends, net of taxes                                        (2.9)      (3.2)      (3.4)
  Cancellation of preferred stock, net of repurchases                                       (8.5)      (7.4)     (14.4)
  Common stock cash dividends declared                                                     (36.8)     (30.3)     (42.0)
                                                                                       ---------- ---------- ----------
End of year                                                                            $ 2,002.5  $ 1,787.3  $ 1,661.5
                                                                                       ========== ========== ==========

Unearned deferred compensation
Beginning of year                                                                      $    (4.3) $   (11.5) $   (20.5)
  Restricted stock awards                                                                   --         --          0.2
  Deferred compensation earned                                                               4.3        7.2        8.8
                                                                                       ---------- ---------- ----------
End of year                                                                            $    --    $    (4.3) $   (11.5)
                                                                                       ========== ========== ==========

Accumulated other comprehensive loss
Beginning of year                                                                      $    (0.7) $    (1.0) $    (0.8)
  Other comprehensive income (loss)                                                          0.2        0.3       (0.2)
                                                                                       ---------- ---------- ----------
End of year                                                                            $    (0.5) $    (0.7) $    (1.0)
                                                                                       ========== ========== ==========

Total stockholders' equity                                                             $   728.1  $   778.1  $   880.3
                                                                                       ========== ========== ==========

Comprehensive income
Net income                                                                             $   263.4  $   166.7  $   368.0
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                                 0.3       (0.3)      (0.2)
    Gain (loss) on interest rate swaps, net                                                 (0.1)       0.6       --
                                                                                       ---------- ---------- ----------
      Other comprehensive income (loss)                                                      0.2        0.3       (0.2)
                                                                                       ---------- ---------- ----------
Comprehensive income                                                                   $   263.6  $   167.0  $   367.8
                                                                                       ========== ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronic goods and services through our RadioShack(R) store chain. Our strategy is to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. Throughout this report, the terms "our," "we," "us" and "RadioShack" refer to RadioShack Corporation, including its subsidiaries.

At December 31, 2002, we operated 5,161 company stores located throughout the United States, as well as Puerto Rico and the U.S. Virgin Islands. These stores average approximately 2,400 square feet and are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded products. Our product lines include electronic parts, batteries and accessories; wireless and conventional telephones; audio and video equipment; direct-to-home ("DTH") satellite systems; and personal computers and related products, as well as specialized products such as home air cleaners and unique toys. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, long distance telephone service, prepaid wireless airtime and extended service plans. At December 31, 2002, we also had a network of 2,052 dealer/franchise outlets, including 58 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions are eliminated in consolidation.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the applicable local currency. Translation gains or losses related to net assets located outside the United States are shown as a component of accumulated other comprehensive income (loss) and are classified in the stockholders' equity section of the accompanying Consolidated Balance Sheets.

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Certain products, such as wireless telephones and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider will pay us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of estimated service disconnects, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider. Residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer.

Additionally, our retail operations offer repair service (i.e., non-warranty) contracts on products sold. These contracts generally provide extended service coverage for periods ranging from 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third-party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time the contract is sold. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the terms of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive advertising contributions from certain third-party service providers and product vendors, which we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services. Net advertising expense was $241.0 million, $253.9 million and $227.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation: At December 31, 2002, we had stock-based employee compensation plans. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. We measure compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the stock price on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and net income available per common share as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the vesting period.


                                                                       Year Ended December 31,
                                                                 ----------------------------------
(In millions, except per share amounts)                            2002        2001        2000
---------------------------------------                          ----------  ----------  ----------
Net income, as reported                                          $   263.4   $   166.7   $   368.0
 Stock-based employee compensation expense included in reported
   net income, net of related tax effects                             14.0        15.2        17.6
 Total stock-based compensation expense determined under fair
   value method for all awards, net of related tax effects           (56.4)      (70.2)      (52.7)
                                                                 ----------  ----------  ----------
Pro forma net income                                             $   221.0   $   111.7   $   332.9
                                                                 ==========  ==========  ==========

Net income available per common share:
  Basic - as reported                                            $    1.50   $    0.88   $    1.94
  Basic - pro forma                                              $    1.25   $    0.58   $    1.75
  Diluted - as reported                                          $    1.45   $    0.85   $    1.84
  Diluted - pro forma                                            $    1.21   $    0.57   $    1.67

The  pro  forma  amounts  in  the  preceding  table  were  estimated  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                                       Year Ended December 31,
                                                                 ----------------------------------
                                                                    2002        2001        2000
                                                                 ----------  ----------  ----------
Expected life in years                                                    6           6           6
Expected volatility                                                   46.1%       42.3%       37.1%
Annual dividend paid per share                                   $     0.22  $     0.22  $     0.22
Risk free interest rate                                                4.5%        4.9%        6.5%
Fair value of options granted during year                        $    13.53  $    15.64  $    17.79

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

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

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

                                                                       Year Ended December 31,
                                         2002                                 2001                                 2000
                         ----------------------------------- ----------------------------------- -----------------------------------
(In millions, except       Income       Shares     Per Share   Income       Shares     Per Share   Income       Shares     Per Share
   per share amounts)    (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount
---------------------    ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Net income               $    263.4                          $    166.7                          $    368.0
Less: Preferred stock
 dividends                     (4.5)                               (4.9)                               (5.3)
                         -----------                         -----------                         -----------

Basic EPS
Net income
 available to common
 stockholders                 258.9         173.0  $   1.50       161.8         183.8  $   0.88       362.7         187.3  $   1.94
                                                   =========                           =========                           =========

Effect of dilutive
 securities:
Plus dividends on
 Series B preferred stock       4.5                                 4.9                                 5.3
Additional contribution
 required for TESOP if
 preferred stock had
 been converted                (3.3)          5.3                  (3.5)          5.8                  (3.4)          6.2
Stock options                                 1.0                                 1.6                                 4.2
                         ----------- -------------           ----------- -------------           ----------- -------------

Diluted EPS
Net income
 available to common
 stockholders plus
 assumed conversions     $    260.1         179.3  $   1.45  $    163.2         191.2  $   0.85  $    364.6         197.7  $   1.84
                         =========== ============= ========= =========== ============= ========= =========== ============= =========

Options to purchase 18.1 million, 12.2 million and 0.9 million shares of common stock in 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 1.3% and 1.7% at December 31, 2002 and 2001, respectively, for cash equivalents totaling $398.3 million and $322.1 million, respectively.

Accounts Receivable and Allowance For Doubtful Accounts: Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base and their location in many different geographic areas of the country. However, we do have some concentration of credit risk from service providers in the wireless telephone and DTH satellite services industries, due to sales of their products and services. We maintain an allowance for doubtful accounts where accounts are determined to be uncollectible and, historically, such losses, in the aggregate, have not exceeded our expectations.

Inventories: Inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains and losses are recognized. Major additions and betterments are capitalized.
Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Amortization of buildings under capital leases is included in depreciation and amortization in the Consolidated Statements of Income.

Capitalized Software Costs: We capitalize qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2002, 2001 and 2000, totaled $43.8 million, $46.6 million and $39.6 million, net of accumulated amortization of $39.0 million, $26.3 million and $16.0 million, respectively.

Goodwill: Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2001, the net goodwill balance totaled $11.0 million, composed primarily of goodwill resulting from the 1999 acquisition of AmeriLink Corporation, also known as RadioShack Installation Services ("RSIS"). During 2002, we recorded an impairment of the RSIS goodwill aggregating $8.1 million, resulting in a net goodwill balance at December 31, 2002, of $2.9 million (see Note 6 for further details).

Derivatives: During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term debt from fixed to variable rates. The accounting for changes in the fair value of an interest rate swap depends on the use of the swap. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. Any portion considered to be ineffective will be immediately reported in earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness.

We maintain strict internal controls, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We monitor our hedging positions and credit worthiness of our counter-parties and do not anticipate losses due to our counter-parties' nonperformance. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to the short-term nature of their maturities or their varying interest rates.

Comprehensive Income (Loss): Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income (loss) is comprised of the gain (loss) on an interest rate swap used as a cash flow hedge and foreign currency translation adjustments, which are shown net of tax in the accompanying Consolidated Statements of Stockholders' Equity.

Reclassifications: Certain amounts in the December 31, 2001 and 2000, financial statements have been reclassified to conform with the December 31, 2002, presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Recently Issued Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. We do not believe the standard will have a material adverse effect on our consolidated financial statements.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003. We do not believe the standard will have a material adverse effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002, and we made no material adjustments as a result of this adoption.

In December 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ended December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize, guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 became effective January 1, 2003. We do not believe the interpretation will have a material adverse effect on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We believe the adoption of FIN 46 will not have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements entered into after December 31, 2002 and income statements for prior periods presented should be reclassified to comply with its consensus. We are analyzing the provisions of EITF 02-16 as they relate to our accounting policies. The impact, if any, of compliance with the consensus on EITF 02-16 has not been determined at this time.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2002 and 2001, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

Accounts and Notes Receivable, Net

                                            December 31,
(In millions)                            2002        2001
-------------                         ----------  ----------
Receivables from vendors and service
 providers                            $   120.0   $   152.4
Trade accounts receivable                  70.6        92.6
Other receivables                          22.9        38.1
Allowance for doubtful accounts            (7.4)       (6.8)
                                      ----------  ----------
Accounts and notes receivable, net    $   206.1   $   276.3
                                      ==========  ==========

Receivables from vendors and service providers include marketing development funds, residual income, consumer acquisition fees, and rebates and other promotions from our third-party service providers, after taking into account estimates for service providers' customer deactivations and non-activations, which are factors in determining the amounts of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts
                                                 December 31,
                                      ----------------------------------
(In millions)                            2002        2001        2000
-------------                         ----------  ----------  ----------
Balance at the beginning of the year  $     6.8   $     6.3   $     2.8
Provision for bad debt included
  in selling, general and
  administrative expense                    4.7        14.5         3.6
Uncollected receivables written off,
  net of recoveries                        (4.1)      (14.0)       (0.1)
                                      ----------  ----------  ----------
Balance at the end of the year        $     7.4   $     6.8   $     6.3
                                      ==========  ==========  ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT ("PP&E"), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                          December 31,
                                                          Range of                  ----------------------
(In millions)                                       Estimated Useful Life               2002        2001
-------------                                       ---------------------            ----------  ----------
Land                                                        --                       $    35.0   $    38.3
Buildings                                              10 - 40 years                      98.1        93.2
Furniture, fixtures and equipment (1)                   2 -15 years                      586.9       543.9
Leasehold improvements                  Primarily, the shorter of the life of the
                                      improvements or the term of the related lease
                                             and certain renewal periods                 337.4       326.7
                                                                                     ----------  ----------
Total PP&E                                                                             1,057.4     1,002.1
Less accumulated depreciation and
 amortization of capital leases                                                         (635.8)     (584.4)
                                                                                     ----------  ----------
PP&E, net                                                                            $   421.6   $   417.7
                                                                                     ==========  ==========
(1) Includes $22.1 million of assets under capital leases at December 31, 2001.
    There were no assets under capital lease at December 31, 2002.

In the fourth quarter of 2001, we sold and leased back most of our corporate headquarters and recognized a loss of $44.8 million. The operating lease has a three-year term expiring in 2004 with renewal options. In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation because we have retained certain responsibilities during the lease term. Under a financing lease, the assets remain on our balance sheet. This lease has a three-year term expiring in 2005 with renewal options. The lessors are unrelated third-parties. We entered into these transactions in contemplation of and to facilitate the relocation of our corporate headquarters to a new custom-built corporate campus, currently being constructed and scheduled for occupation by the end of 2004 or the beginning of 2005.

NOTE 5 - OTHER ASSETS, NET
                              December 31,
                         ----------------------
(In millions)               2002        2001
-------------            ----------  ----------
Notes receivable         $     4.0   $     4.3
Goodwill (1)                   2.9        11.0
Deferred income taxes         52.2        68.0
Other                         40.3        29.8
                         ----------  ----------
Total other assets, net  $    99.4   $   113.1
                         ==========  ==========

(1) See Note 6 for discussion of reduction from December 31, 2001.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
RSIS was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. Since its acquisition, RSIS has incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize RSIS, but due to the overall slowdown in the economy and the market decline for professionally installed home Internet connectivity services, RSIS continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of estimated future cash flows for RSIS, which indicated that its long-lived assets were impaired. The carrying value of RSIS's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately $37.0 million. An impairment of goodwill for that amount was recorded and included in the accompanying Consolidated Statement of Income for 2001. As a result of continued difficulties in the DTH business and a refocus during the fourth quarter on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with RSIS were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge of this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill balance on our balance sheet relating to RSIS.

Our test concept with Blockbuster to introduce a RadioShack "store-within-a-store" at Blockbuster locations did not provide sufficient cash flows to recover our investment in fixtures and other fixed assets. An impairment loss of $2.8 million was recorded for those assets in 2001 and is included as a component of impairment of long-lived assets in the accompanying 2001 Consolidated Statement of Income.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES
Short-Term Debt
                                                              December 31,
                                                        ----------------------
(In millions)                                              2002        2001
-------------                                           ----------  ----------
Short-term debt                                         $    16.0   $    17.8
Current portion of long-term debt                            20.0        81.5
Current portion of capitalized lease obligations             --           2.4
Current portion of guarantee on TESOP indebtedness           --           3.8
                                                        ----------  ----------
Total short-term debt                                   $    36.0   $   105.5
                                                        ==========  ==========

Long-Term Debt
                                                              December 31,
                                                        ----------------------
(In millions)                                              2002        2001
-------------                                           ----------  ----------
Ten-year 7 3/8% notes payable                           $   350.0   $   350.0
Notes payable issued under the 1997 Shelf Registration      150.0       150.0
Medium-term notes payable issued under the 1997 Shelf
  Registration                                               64.5       146.0
Financing obligation (see Note 4)                            32.3        --
Notes payable with interest rates at December 31, 2002,
  ranging from 2.55% to 2.80%                                 6.1         6.1
Capital lease obligations                                    --           2.4
Guarantee of TESOP indebtedness (see Note 21)                --           3.8
Unamortized debt issuance costs                              (7.0)       (8.1)
Fair value of derivative                                     15.4         2.9
                                                        ----------  ----------
                                                            611.3       653.1
                                                        ----------  ----------

Less current portion of:
  Notes payable                                              20.0        81.5
  Capital lease obligations                                  --           2.4
  Guarantee of TESOP indebtedness                            --           3.8
                                                        ----------  ----------
                                                             20.0        87.7
                                                        ----------  ----------

Total long-term debt                                    $   591.3   $   565.4
                                                        ==========  ==========

Long-term borrowings and financing obligation outstanding at December 31, 2002, mature as follows:

                                      Long-Term     Financing
(In millions)                         Borrowings   Obligation (1)  Total
-------------                        -----------  -------------  ----------
2003                                 $     20.0   $       --     $    20.0
2004                                       39.5           32.3        71.8
2005                                       --             --          --
2006                                        5.1           --           5.1
2007                                      150.0           --         150.0
2008 and thereafter                       356.0           --         356.0
                                     -----------  -------------  ----------
Total                                $    570.6   $       32.3   $   602.9
                                     ===========  =============  ==========

(1) See Note 4 for discussion of financing obligation.

The fair value of our long-term debt of $611.3 million and $647.8 million at December 31, 2002 and 2001, respectively, (including current portion, but excluding 2001 capital leases) was approximately $627.3 million and $666.0 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. Payment of interest on the notes commenced on November 15, 2001, and the notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. As no additional debt was issued in the exchange offering, the net effect of this exchange was that no additional debt was issued on August 3, 2001, and substantially all of the notes are now registered with the SEC.

We had a $300.0 million Debt Shelf Registration Statement ("1997 Shelf Registration") which became effective in August 1997. Our medium and long-term notes outstanding at December 31, 2002, under the 1997 Shelf Registration totaled $214.5 million. The interest rate for the outstanding $150.0 million 10-year unsecured long-term notes is 6.95%. These notes are due September 1, 2007. The interest rates at December 31, 2002, for the outstanding $64.5 million medium-term notes ranged from 6.13% to 7.35% with a weighted average coupon rate of 6.86%. These medium-term notes have maturities ranging from 2003 to 2008. As of December 31, 2002, there was no remaining availability under this 1997 Shelf Registration.

During the third quarter of 2001, we entered into several interest rate swap agreements, with maturities ranging from 2004 to 2007, to manage our exposure to interest rate movements by effectively converting a portion of our long-term debt from fixed to variable rates. The notional amount of the interest rate swaps subject to variable rates is $150.0 million. Under these agreements, we have contracted to pay a variable rate based upon LIBOR and to receive fixed rate payments ranging from 6.95% to 7.35%. We have designated the agreements as fair value hedging instruments. We recorded an asset in other assets, net, of $15.4 million and $2.9 million (their fair value) at December 31, 2002 and 2001, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed using interest rates which were in effect as of December 31, 2002 and 2001, respectively, for similar instruments.

Short-Term Borrowing Facilities
                                                   Year Ended December 31,
                                                 ---------------------------
(In millions)                                     2002      2001      2000
-------------                                   --------  --------  --------
Domestic seasonal bank credit lines and
 bank money market lines:
 Lines available at year end                    $ 705.0   $ 774.0   $ 770.0
 Loans outstanding at year end                     --        --       114.7
 Weighted average interest rate at year end        --        --         7.3%
 Weighted average loans outstanding             $  --     $  22.1   $  64.2
 Weighted average interest rate during year        --         5.7%      7.0%

Short-term foreign credit lines:
  Lines available at year end                   $  15.8   $  24.5   $  76.5
  Loans outstanding at year end                    --        --        --
  Weighted average interest rate at year end       --        --        --
  Weighted average loans outstanding            $  --     $   1.9   $   6.7
  Weighted average interest rate during year        2.1%      4.9%      6.8%

Letters of credit and banker's acceptance lines
 of credit:
 Lines available at year end                    $ 167.4   $ 206.0   $ 158.0
 Acceptances outstanding at year end               --        --        --
 Letters of credit open against outstanding
   purchase orders at year end                  $  26.4   $  31.2   $  44.6

Commercial paper credit facilities:
 Commercial paper outstanding at year end       $  --     $  --     $ 346.6
 Weighted average interest rate at year end        --        --         7.5%
 Weighted average commercial paper
   outstanding                                  $   0.1   $  83.2   $ 346.9
 Weighted average interest rate during year         2.0%      5.8%      6.8%

Our short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table above. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation that takes into consideration the time period such debt was outstanding, as well as the amount outstanding. Our financing, primarily short-term debt, consists of short-term seasonal bank debt and commercial paper. The commercial paper and the short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $600 million bank syndicated revolving credit facility described in more detail below.

In the second quarter of 2002, we replaced our existing $600.0 million bank syndicated credit facilities with new bank syndicated credit facilities, also totaling $600.0 million. These facilities are comprised of a $300.0 million 364-day revolving credit facility maturing in June 2003 and a $300.0 million five-year revolving credit facility maturing in June 2007. The terms of these revolving credit facilities are substantially similar to the previous facilities. The new revolving credit facilities will support any future commercial paper borrowings and are otherwise available for our general corporate purposes. Annual commitment fees for the facilities are 0.08% of the $300.0 million 364-day facility and 0.10% of the $300.0 million multiyear facility, whether used or unused.

We established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which we guaranteed, is detailed in the discussion of the RadioShack 401(k) Plan in Note 21.

NOTE 8 - ACCRUED EXPENSES
                                                    December 31,
                                                ------------------
(In millions)                                     2002      2001
-------------                                   --------  --------
Payroll and bonuses                             $  56.4   $  80.2
Insurance                                          65.6      70.3
Sales and payroll taxes                            49.0      41.1
Other                                             147.7     144.5
                                                --------  --------
Total accrued expenses                          $ 318.7   $ 336.1
                                                ========  ========

NOTE 9 - BUSINESS RESTRUCTURINGS
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these closed stores. At December 31, 2002 and 2001, respectively, this accrual totaled $16.3 million and $11.8 million, consisting of the remaining estimated real estate obligations to be paid. During 2002, 2001 and 2000, additional provisions of $7.2 million, $3.0 million and $0.8 million were recorded. The 2002 increase of $7.2 million for real estate obligations consisted primarily of $6.0 million due to the bankruptcy of the sub-lessee in a former Incredible Universe location. Additionally, costs of $2.7 million, $2.2 million and $4.3 million were charged to this liability in 2002, 2001 and 2000, respectively. The balance in the restructuring reserve at December 31, 2002, included $9.0 million in accrued expenses and $7.3 million in other non-current liabilities in the accompanying 2002 Consolidated Balance Sheet. These reserves represent the revised expected loss on the eventual disposition of these real estate obligations and are based on current comparable rates for leases in their respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of these leases, the longest of which is 17 years.

In 2001, we recorded a total of $25.9 million in restructuring charges consisting of $13.5 million principally related to a general reduction of our corporate management and administrative labor force and primarily for early retirement and involuntary and voluntary employee severance during the third quarter of 2001, $4.8 million for the closure of our national commercial installation business in the fourth quarter of 2001, and $7.6 million for the closure of 35 underperforming stores during the fourth quarter of 2001. The expense for the reduction in labor force in the third quarter of 2001 is included in employee separation and other costs in our 2001 Consolidated Statement of Income. These 2001 charges included $8.8 million in severance payments to the affected employees; $7.2 million in other employee related costs such as outplacement services, acceleration of vesting of outstanding stock option grants and contractual salary continuation payments; $6.0 million in write-downs of store fixtures and leasehold improvements and the fleet of RSIS vehicles; and $3.9 million in future lease commitment obligations, net of an assumption for future sublease rental income or lessor buyouts. Of the $25.9 million expensed in 2001, we made cash payments of $6.9 million, principally for severance costs, and wrote off $5.2 million of fixed assets related to store fixtures and leasehold improvements. For the year ended December 31, 2002, we made an additional $3.5 million in cash payments for severance costs and lease commitments and buyouts. During this period we also reversed reserves of $2.9 million that were determined to no longer be required and wrote off the remaining $0.8 million fixed asset balance associated with the fleet of RSIS vehicles. The remaining balance of the 2001 restructuring reserve of $6.6 million represents $2.8 million of salary continuation payments over the next 9 years, $1.2 million from the acceleration of vesting of stock option grants, and $2.6 million of future lease commitment obligations. As of December 31, 2002, we considered these restructuring activities to be substantially complete and transferred the remaining restructuring reserve of $3.8 million to accrued expenses and $2.8 million to other non-current liabilities in the accompanying 2002 Consolidated Balance Sheet.

NOTE 10 - LOSS ON SALE OF ASSETS
On August 31, 1998, we completed the sale of our wholly owned subsidiary, Computer City, Inc., to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001, we received $123.6 million for the final determination of the purchase price and settlement of the $136.0 million note, resulting in an additional loss of $12.4 million from the sale of Computer City, Inc. This loss was recorded in 2001 and is included in the accompanying Consolidated Statement of Income as a loss on sale of assets.

NOTE 11 - GAIN ON CONTRACT TERMINATION
RadioShack and Microsoft mutually agreed during 2002 to terminate their agreement and settle the remaining commitments each had to one another. The termination of this agreement took effect at the start of the fourth quarter of 2002, upon satisfaction of several contractual obligations. The net financial result was an $18.5 million gain (principally cash received), driven primarily by the settlement of a multi-year obligation Microsoft had to connect our stores with broadband capabilities.

NOTE 12 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
During the second quarter of 2000, we made a $30.0 million cash investment in Digital:Convergence Corporation ("DC"), a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to DC's inability to secure financing at that time, as well as its commencement of restructuring activities involving the termination of much of its workforce and the curtailing of its business activities. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy on March 22, 2002.

NOTE 13 - INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2002 and 2001, were comprised of the following:

                                                    December 31,
                                                ------------------
(In millions)                                     2002      2001
-------------                                   --------  --------
Deferred tax assets
Insurance reserves                              $  22.8   $  23.7
Depreciation and amortization                      12.5      19.9
Deferred compensation                              18.7      18.2
Unrealized loss on investment                      --        10.8
Inventory adjustments, net                          0.3       5.6
Restructuring reserves                              6.2       4.5
Bad debt reserve                                    2.8       2.6
Other                                              44.9      39.2
                                                --------  --------
  Total deferred tax assets                       108.2     124.5
                                                --------  --------
Deferred tax liabilities
Deferred taxes on foreign operations               11.0       9.0
Other                                               3.7       4.4
                                                --------  --------
  Total deferred tax liabilities                   14.7      13.4
                                                --------  --------
Net deferred tax assets                         $  93.5   $ 111.1
                                                ========  ========

The net deferred tax asset is classified
 as follows:
 Other current assets                           $  41.3   $  43.1
 Noncurrent assets                                 52.2      68.0
                                                --------  --------
Net deferred tax assets                         $  93.5   $ 111.1
                                                ========  ========

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are given in the two accompanying tables.

Income Tax Expense
                                         Year Ended December 31,
                                      ----------------------------
(In millions)                           2002      2001      2000
-------------                         --------  --------  --------
Current
 Federal                              $ 127.3   $ 137.3   $ 187.3
 State                                   13.3      18.2      28.1
 Foreign                                  3.3       2.9       4.5
                                      --------  --------  --------
                                        143.9     158.4     219.9
                                      --------  --------  --------

Deferred
 Federal                                 17.5     (26.0)      5.4
 State                                    0.1      (7.6)      0.3
 Foreign                                 --        --        --
                                      --------  --------  --------
                                         17.6     (33.6)      5.7
                                      --------  --------  --------

Provision for income taxes            $ 161.5   $ 124.8   $ 225.6
                                      ========  ========  ========

Statutory vs. Effective Tax Rate
                                                     Year Ended December 31,
                                                   ----------------------------
(In millions)                                        2002      2001      2000
-------------                                      --------  --------  --------
Components of income from
 continuing operations:
  United States                                    $ 408.8   $ 272.1   $ 568.4
  Foreign                                             16.1      19.4      25.2
                                                   --------  --------  --------
Income before income taxes                           424.9     291.5     593.6
Statutory tax rate                                  x 35.0%   x 35.0%   x 35.0%
                                                   --------  --------  --------
Federal income tax expense at statutory rate         148.7     102.0     207.8
State income taxes, net of federal benefit             8.7       6.9      18.5
Non-deductible goodwill                                2.8      13.8       0.9
Other, net                                             1.3       2.1      (1.6)
                                                   --------  --------  --------
Total income tax expense                           $ 161.5   $ 124.8   $ 225.6
                                                   ========  ========  ========

Effective tax rate                                    38.0%     42.8%     38.0%
                                                   ========  ========  ========

We anticipate that we will generate enough pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2002 or 2001. All of our federal income tax returns are closed through June 1989. The Internal Revenue Service is concluding its examination of federal income tax returns for 1990 through 1997, and is currently examining federal income tax returns for 1998 through 2001. In addition, we have various state income tax returns in the process of examination.

NOTE 14 - MINORITY INTEREST IN SUBSIDIARY
In November 1999, we formed a limited liability company, RadioShack.com LLC, and in January 2000 Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC. The difference in the initial price of the preferred units and repurchase price was treated as redemption of mandatorily redeemable preferred units, which resulted in an increase to additional paid-in capital.

NOTE 15 - LITIGATION
In October 2002, the court approved the final settlement, tentatively agreed to in June 2002, of $29.9 million in a class action lawsuit originally filed in March 2000 in Orange County, California. Actual payments for this lawsuit totaled $29.0 million. The lawsuit, styled Omar Belazi, et al. vs. Tandy Corporation, et al., related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration which commenced in July 1999 and was styled Tandy Corporation and T.E. Electronics, L.P. vs. O'Sullivan Industries Holdings, Inc ("O'Sullivan"). The arbitration ruling requires O'Sullivan to comply with the tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

During the second half of 2002, we received two payments totaling $6.2 million relating to quarterly payments under the tax sharing agreement with O'Sullivan. Future payments will vary based on the level of O'Sullivan's future earnings. In the near term, we expect that the quarterly payments to us will approximate those received to date; however, these payments are dependent upon O'Sullivan's overall financial condition and ability to pay. Consequently, there can be no assurances that we will receive timely each payment that may be due to us under the tax sharing agreement.

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

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: We lease rather than own most of our facilities. Our retail stores comprise the largest portion of our leased facilities. These stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. We also lease distribution centers and office space.

Future minimum rent commitments at December 31, 2002, for all long-term noncancelable leases (net of immaterial amounts of sublease rent income) are included in the following table.

                         Operating
(In millions)             Leases
---------------------    ---------
2003...............................  $  186.0
2004...............................     162.5
2005...............................     125.1
2006...............................      87.2
2007...............................      55.6
2008 and thereafter................     101.1
                                     ---------
Total minimum lease payments.......  $  717.5
                                     =========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed under the 1996 restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 9).

Rent Expense
                                  Year Ended December 31,
                                ----------------------------
(In millions)                     2002      2001      2000
-------------                   --------  --------  --------
Minimum rents                   $ 240.9   $ 226.3   $ 210.3
Contingent rents                    4.0       4.0       4.9
                                --------  --------  --------
Total rent expense              $ 244.9   $ 230.3   $ 215.2
                                ========  ========  ========

Contingent Liabilities: We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sales of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure of the remaining undiscounted lease commitments with no projected sublease income is approximately $214 million. We have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases; consequently, we do not believe there will be a material impact on our financial statements.

NOTE 17 - STOCK OPTIONS AND PERFORMANCE AWARDS
We have implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans ("ISPs") described below, the exercise price of options must be equal to or greater than the fair market value on the date of grant. The 1997, 1999 and 2001 ISPs each terminate after 10 years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee (formerly the
Organization and Compensation Committee) (the "Committee") specifies the terms for grants of options under these ISPs; terms of these options may not exceed 10 years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

The 1997, 1999 and 2001 ISPs specify that each of our non-employee directors will receive a grant of non-qualified stock options (options which are not incentive stock options) ("NQs") for 16,000 shares of our common stock on the first business day of September each year ("Director Options"). However, Director Option grants are not made under more than one ISP in the same year. New directors, upon election or appointment, will receive a one-time grant of 20,000 shares at the time they attend their first Board meeting, and these new directors will not receive the annual Director Option grant until they have served at least one year. Director Options under the 1997 ISP have an exercise price of 100% of the fair market value of our common stock on the trading day prior to the date of grant. Director Options under the 1999 and 2001 ISPs have an exercise price of 100% of the fair market value of a share of our common stock on the date of grant. If a grant is made under the 1999 or 2001 ISPs on a non-trading date, the closest previous trading date is used. Under these ISPs, one-third of the Director Options vest annually on the first three anniversary dates of the date of grant and options expire ten years after the date of grant.

A brief description of each our stock plans follows:

     1993 Incentive Stock Plan ("1993 ISP"): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), NQs and restricted stock. There were no shares available on December 31, 2002, for grants under the 1993 ISP. The 1993 ISP terminates on March 28, 2003, and no further grants may be made under this plan.

     1994 Stock Incentive Plan ("1994 SIP"): As part of the purchase of AmeriLink (see Note 6), we agreed to assume the existing AmeriLink Corporation 1994 Stock Incentive Plan and certain related agreements and to convert AmeriLink's stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management has determined that no further grants will be made under this plan. There were certain restricted stock agreements that were also assumed by us at the time of acquisition.

     1997 Incentive Stock Plan ("1997 ISP"): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 107,647 shares available on December 31, 2002, for grants under the 1997 ISP.

     1999 Incentive Stock Plan ("1999 ISP"): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs to broad based employee groups, primarily our 5,000 plus store managers and to other eligible employees and non-employee directors. Grants of restricted stock, performance awards and options intended to qualify as incentive stock options under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 401,680 shares available on December 31, 2002, for grants under the 1999 ISP.

     2001 Incentive Stock Plan ("2001 ISP"): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 7,544,766 shares available on December 31, 2002, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)                2002                    2001                    2000
 --------------------------        ----------------------  ----------------------  ----------------------
                                                Weighted                Weighted                Weighted
                                                Average                 Average                 Average
                                                Exercise                Exercise                Exercise
                                     Shares      Price       Shares      Price       Shares      Price
                                   ----------  ----------  ----------  ----------  ----------  ----------
Outstanding at beginning of year      22,869   $  34.34      15,179     $  34.33      12,747    $  29.29
Grants (1)                             1,515      28.80       9,384        34.42       5,003       41.58
Exercised                               (525)     17.50        (378)       19.84      (1,568)      15.55
Forfeited                             (1,043)     35.23      (1,316)       38.93      (1,003)      35.90
                                   ----------              ----------              ----------
Outstanding at end of year            22,816   $  34.32      22,869     $  34.34      15,179    $  34.33
                                   ==========              ==========              ==========
Exercisable at end of year            14,227   $  34.25       9,589     $  31.20       5,396    $  25.61
                                   ==========              ==========              ==========

(1) The options granted in 2001 increased over 2000 due to the issuance of options to employees in both February and December of 2001. The December 2001 grant did not include named executive officers or directors.

Fixed Price Stock Options

(Share amounts
  in thousands)                     Options Outstanding                          Options Exercisable
  ------------     ----------------------------------------------------  ----------------------------------
                                         Weighted
                        Shares           Average           Weighted           Shares           Weighted
  Range of            Outstanding       Remaining          Average          Exercisable        Average
Exercise Prices    at Dec. 31, 2002  Contractual Life   Exercise Price   at Dec. 31, 2002   Exercise Price
---------------    ----------------  ----------------  ----------------  ----------------  ----------------
$  7.53 - 25.00         4,712             4.81 years     $  19.97             4,330          $  19.75
  25.10 - 37.19         6,544             6.05              28.72             2,908             28.31
  38.35 - 38.35         4,844             8.14              38.35             1,357             38.35
  38.41 - 46.03         3,557             6.68              43.33             2,543             43.46
  47.31 - 69.34         3,159             5.80              50.97             3,089             50.80
                   ----------------                                      ----------------
$  7.53 - 69.34        22,816             6.30 years     $  34.32            14,227          $  34.25
                   ================                                      ================

Restricted Stock: We may also use restricted stock grants to compensate certain of our employees. As of December 31, 2002, 18,369 shares of restricted stock were outstanding, but not fully vested. Compensation expense related to restricted shares is recognized over the related service period. This expense totaled $0.7 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. There was no expense for the year ended December 31, 2002.

In 1997, the Committee granted a total of 56,000 shares of restricted stock awards to three executive officers. These awards vested ratably over three years and were fully vested in 2000. In 1998, the Committee granted a total of 172,000 shares of restricted stock awards to three executive officers. Of these awards, 100,000 shares vested ratably over three years and were fully vested in 2001. The remaining 72,000 shares vested in 1999. In 1999, the Committee granted 10,000 shares of restricted stock awards to two executive officers. These awards were to vest ratably over three years; 4,000 of these awards were canceled in 2000. At December 31, 2001, all of the 1999 shares granted had either vested or been canceled. In 2000, the Committee granted a total of 66,712 shares of restricted stock awards to 38 executive officers and these awards vest ratably over three years, subject to the achievement of certain performance targets each year. At December 31, 2002, 18,369 of the shares granted in 2000 remained outstanding. No restricted awards were granted in 2001 or 2002.

NOTE 18 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan and the Executive Deferred Stock Plan ("Compensation Plans") became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals may be made in our common stock or mutual funds; however, restricted stock and stock acquired under an NQ exercise may only be made in our common stock. We match 12% of salary and bonus deferrals in the form of our common stock. We will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock. Payment of deferrals will be made in cash and our common stock in accordance with the employee's specifications at the time of the deferral; payments to the employee will be in a lump sum or in annual installments not to exceed 20 years.

We contributed $0.5 million, $1.4 million and $1.3 million to the Compensation Plans for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 19 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, our Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to our eligible employees who have been terminated, without cause, following a change in control of our company. In addition, for a certain period of time following an employee's termination, we, at our expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, we may not terminate or change existing employee benefit plans in any way which would affect accrued benefits or decrease the rate of our contribution to the plans. There have been no payments under these protection plans for the years shown.

NOTE 20 - COMPANY STOCK PURCHASE PLAN
Eligible employees may contribute 1% to 7% of their annual compensation to purchase our common stock at the monthly average daily closing price. We match 40%, 60% or 80% of the employee's contribution, depending on the employee's length of continuous participation in the Stock Purchase Plan. This match is also in the form of our common stock. Company contributions to the Stock Plan amounted to $15.1 million, $15.4 million and $16.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 21 - RADIOSHACK 401(k) PLAN
The RadioShack 401(k) Plan ("Plan"), formerly the Tandy Fund, is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in our common stock. Participants may defer, via payroll deductions, 1% to 8% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Any Company contributions are made directly to the Plan and are invested in our common stock. Effective April 1, 2002, participants become fully vested in the contributions we make to the Plan upon completion of three years of service with us.

TESOP Portion of the Plan: On July 31, 1990, the trustee of the Plan borrowed $100.0 million at an interest rate of 9.34%; this amount was paid off on June 30, 2000 ("TESOP Notes"). The Plan trustee used the proceeds from the 1990 issuance of the TESOP Notes to purchase from us 100,000 shares of TESOP
Preferred Stock at a price of $1,000 per share. In December 1994, the Plan entered into an agreement with an unrelated third-party to refinance up to $16.7 million of the TESOP Notes in a series of six annual notes (the "Refinanced Notes"), beginning December 30, 1994. As of December 31, 1999, the Plan had borrowed all of the $16.7 million for the refinancing of the TESOP Notes. As of December 31, 2002, the Plan had repaid all of the Refinanced Notes. Dividend payments and contributions received by the Plan from us were used to repay the indebtedness.

Each share of TESOP Preferred Stock was convertible into 87.072 shares of our common stock. The annual cumulative dividend on TESOP Preferred Stock was $75.00 per share, payable semiannually. Because we had guaranteed the repayment of the Refinanced Notes, the indebtedness of the Plan was recognized as a liability in the accompanying Consolidated Balance Sheets. An offsetting charge was made in the stockholders' equity section of the accompanying 2001 Consolidated Balance Sheet to reflect unearned deferred compensation related to the Plan. On December 31, 2002, all shares of TESOP Preferred Stock were converted into our common stock and all deferred compensation related to the Plan was recognized as of that date.

Compensation and interest expense related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)           2002      2001     2000
-------------           ----      ----     ----
Compensation expense  $  4.3    $  6.4   $  7.8
Accrued additional
 contribution            4.1       --       --
Interest expense         0.2       0.8      1.4

Until the Plan year ending March 31, 2003, the TESOP Preferred Stock was allocated to the participants annually, based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock were allocated to Plan participants, compensation expense was recorded and unearned deferred compensation was reduced. Interest expense on the Refinanced Notes was also recognized as a cost of the Plan. The compensation component of the Plan expense was reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions made by us to the Plan for the years ended December 31, 2002, 2001 and 2000, totaled $4.0 million, $8.6 million and $10.9 million, respectively, including dividends paid on the TESOP Preferred Stock of $4.5 million, $4.9 million and $5.3 million, respectively.

As of December 31, 2002, all of the original 100,000 shares of TESOP Preferred Stock were converted into 5.1 million shares of our common stock and allocated to participants' accounts in the Plan.

NOTE 22 - TREASURY STOCK REPURCHASE PROGRAM
On December 14, 2000, we announced that our Board of Directors had authorized management to purchase up to 10.0 million shares of our common stock. Additionally, on December 13, 2001, we announced that our Board of Directors had expanded that existing program to authorize us to purchase up to 25.0 million shares of our common stock. The expanded program has no expiration date. During 2002, 10.7 million shares were repurchased for $275.0 million. Subsequently, on February 20, 2003, the Board of Directors approved a new repurchase program of
15.0 million shares. This new program has no expiration date and allows shares to be repurchased in the open market. At February 20, 2003, there were 18.6 million shares available for repurchase under the two programs.

The purchases under the share repurchase program described above are in addition to the shares required for employee stock purchase plans, which are purchased from our treasury throughout the year.

NOTE 23 - PREFERRED SHARE PURCHASE RIGHTS
In July 1999, the Board of Directors amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 24 - DIVIDENDS DECLARED
We declared dividends of $0.220, $0.165 and $0.220 for the years 2002, 2001 and 2000, respectively. On July 25, 2001, we announced that we would pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and thereafter, if any, are paid annually in December.

NOTE 25 - PRODUCT SALES INFORMATION
Our net sales and operating revenues are summarized by groups of similar products and services as follows:

                                                   Year Ended December 31,
                                              ----------------------------------
(In millions)                                    2002        2001        2000
-------------                                 ----------  ----------  ----------
Wireless products and services                $ 1,408.1   $ 1,286.6   $ 1,123.5
Home entertainment products and services          854.0     1,122.3     1,123.3
Computer products                                 457.5       461.1       550.9
Power and technical products                      623.9       618.7       606.5
Personal electronics, toys and personal audio
products                                          576.2       561.9       593.8
Wired and radio products and other (1)            657.5       725.1       796.7
                                              ----------  ----------  ----------
                                              $ 4,577.2   $ 4,775.7   $ 4,794.7
                                              ==========  ==========  ==========

(1) Other includes outside sales of retail support operations, RSIS, repair centers, and domestic and overseas manufacturing.

NOTE 26 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                                   Year Ended December 31,
                                              ----------------------------------
(In millions)                                    2002        2001        2000
-------------                                 ----------  ----------  ----------

Interest paid                                 $    43.9   $    48.4   $    54.0
Income taxes paid                                 160.2       171.2       169.0


NOTE 27 - RELATED PARTY TRANSACTIONS
In April 2002, we entered into a supply chain management consulting agreement with a company affiliated with a corporation whose chairman and chief executive officer is a member of our Board of Directors and the Executive and Management Development and Compensation Committees of our Board of Directors. Under this agreement, we incurred approximately $8.2 million in consulting fees during the year ended December 31, 2002. We anticipate fees under this agreement will aggregate approximately $11.0 million.

NOTE 28 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter being the most significant in terms of sales and profits because of the winter holiday selling season.

                                                             Three Months Ended
                                              ----------------------------------------------
(In millions, except per share amounts)        March 31    June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------------------
Year ended December 31, 2002:
Net sales and operating revenues              $ 1,034.4   $   998.1   $ 1,047.0   $ 1,497.7

Gross profit                                  $   519.7   $   510.1   $   521.4   $   687.1

Net income                                    $    57.6   $    51.8   $    44.9   $   109.1 (1)

Preferred dividends                           $     1.2   $     1.1   $     1.1   $     1.1

Net income available to common shareholders   $    56.4   $    50.7   $    43.8   $   108.0

Net income available per common share:
  Basic                                       $    0.32   $    0.29   $    0.25   $    0.64

  Diluted                                     $    0.31   $    0.28   $    0.25   $    0.63

Shares used in computing earnings per
 common share:
  Basic                                           176.8       174.4       172.1       168.7

  Diluted                                         183.6       181.5       178.0       174.2


Year ended December 31, 2001:
Net sales and operating revenues              $ 1,139.5   $ 1,039.5   $ 1,080.9   $ 1,515.8

Gross profit                                  $   546.5   $   512.4   $   526.0   $   711.9 (2)

Net income                                    $    46.5   $    41.2   $    43.8   $    35.2 (3)

Preferred dividends                           $     1.3   $     1.2   $     1.2   $     1.2

Net income available to common shareholders   $    45.2   $    40.0   $    42.6   $    34.0

Net income available per common share:
  Basic                                       $    0.24   $    0.22   $    0.23   $    0.19

  Diluted                                     $    0.23   $    0.21   $    0.23   $    0.18

Shares used in computing earnings per
 common share:
  Basic                                           186.6       185.9       183.2       179.5

  Diluted                                         195.5       193.1       189.9       186.3

(1) In the fourth quarter of 2002, we recorded the following significant items:
     o   $18.5 million gain from the termination of a Microsoft contract; and
     o   $8.1 million impairment of long-lived assets for RSIS.
(2) In the fourth quarter of 2001, gross profit was reduced by a $26.2 million charge for a write-down of non-strategic inventory product lines which we intended to exit.
(3) In the fourth quarter of 2001, we recorded the following significant expenses:
     o $39.8 million for the impairment of long-lived assets;
     o $44.8 million for the sale of our corporate headquarters;
     o $7.6 million for the closure of 35 underperforming stores; and
     o $4.8 million for the closure of our national commercial installation business.

The sum of the quarterly net income available per common share amounts may not total to full year amounts, since these computations are made independently for each quarter and full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS

Exhibit
Number*     Description

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

3b** RadioShack Corporation Bylaws, amended and restated as of December 12, 2002.

4a Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10a Revolving Credit Agreement (Facility A) dated as of June 19, 2002 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent and Lender, Fleet National Bank as Syndication Agent and Lender, Wachovia Bank, National Association as Documentation Agent and Lender, Salomon Smith Barney, Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead Arranger and Bookrunner and twelve other banks as Lenders (filed as Exhibit 10a to RadioShack's Form 10-Q filed on August 13, 2002 for the fiscal quarter ended June 30, 2002 and incorporated herein by reference).

10b Revolving Credit Agreement (Facility B) dated as of June 19, 2002 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Fleet National Bank as Syndication Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Documentation Agent and Lender, Salomon Smith Barney, Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead Arranger and Bookrunner and twelve other banks as Lenders (filed as Exhibit 10b to RadioShack's Form 10-Q filed on August 13, 2002 for the fiscal quarter ended June 30, 2002 and incorporated herein by reference).

10c         Death Benefit Agreement effective December 27, 2001 among Leonard H.
            Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack's Form 10-Q filed on May 13, 2002 for the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

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

10k**       Non-Employee Director Fee Resolution.

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

10x** RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000.

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

10aa**     Form of 2002 Executive Pay Plan Letter.

10cc       RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as
           Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference)

10dd       RadioShack Corporation 1997 Incentive Stock Plan as amended (filed as
           Exhibit 10b to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference)

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

12** Statements of Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Dividends.

23**       Consent of Independent Accountants.

99(a)** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-----------------------

* Prior to May 18, 2000 RadioShack's SEC EDGAR filings appear under Tandy Corporation.

** Filed with this report.

                                                                      EXHIBIT 3b

                          RADIOSHACK CORPORATION BYLAWS
                           AMENDED AND RESTATED AS OF

                                December 12, 2002

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

     SECTION 8. Notice of Stockholder Proposals.
                -------------------------------

8.   Notice of Stockholder Business; Nomination of Director Candidates.
     ------------------------------------------------------------------

          (a)At annual meetings of the stockholders, only such business shall be conducted as shall have been brought before the meetings (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors, or (iii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this
     Section 8, who shall be entitled to vote at such meeting, and who complies with the notice procedures set forth in this Section 8.

          (b)Only persons who are nominated in accordance with the procedures set forth in these Bylaws shall be eligible to serve as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders (i) by or at the direction of the Board of Directors or a committee thereof or (ii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 8 who shall be entitled to vote for the election of directors at the meeting, and who complies with the notice procedures set forth in this Section 8.

          (c)A stockholder must give timely, written notice to the Secretary of the Corporation to nominate directors at an annual meeting pursuant to
     Section 8 hereof or to propose business to be brought before an annual or special meeting pursuant to clause (iii) of Section 8(a) hereof. To be timely in the case of an annual meeting, a stockholder's notice must be received at the principal executive offices of the Corporation not less than 120 days before the date of the Corporation's proxy statement release to shareholders in connection with the Corporation's previous year's annual meeting of stockholders. To be timely in the case of a special meeting or in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, a stockholder's notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made. For purposes of this Section 8, public disclosure shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934. Such stockholder's notice shall set forth (i) with respect to each matter, if any, that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting,
     (ii) with respect to each person, if any, whom the stockholder proposes to nominate for election as a director, all information relating to such person (including such person(s) written consent to being named in the proxy statement as a nominee and to serving as a director) that is required under the Securities Exchange Act of 1934, as amended, (iii) the name and address, as they appear on the Corporation's records, of the stockholder proposing such business or nominating such persons (as the case may be), and the name and address of the beneficial owner, if any, on whose behalf the proposal or nomination is made, (iv) the class and number of shares of capital stock of the Corporation that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the proposal or nomination is made, and (v) any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the proposal or nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Corporation the information required to be set forth in a stockholder(s) notice of nomination which pertains to the nominee.

          (d)Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted, and no person shall be nominated to serve as a director, at an annual or special meeting of stockholders, except in accordance with the procedures set forth in this Section 8. The Chairman of the meeting shall, if the facts warrant, determine that business was not properly brought before the meeting, or that a nomination was not made, in accordance with the procedures prescribed by these Bylaws and, if he shall so determine, he shall so declare to the meeting, and any such business not properly brought before the meeting shall not be transacted and any defective nomination shall be disregarded. A stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this Section 8.

          (e)This Section 8 shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                                   ARTICLE III

                                    DIRECTORS

     SECTION 1. Number. The business and property of the Corporation shall be conducted and managed by a Board of Directors consisting of not less than three
(3) members. The Board of Directors of the Corporation shall initially be composed of three (3) directors, but the Board may at any time by resolution increase or decrease the number of directors to such number in the manner determined by the Board of Directors, but to not less than three (3). The vacancies resulting from any such increase in the Board of Directors, or an increase resulting from an amendment of this Section, shall be filled as provided in Section 3 of this ARTICLE III.

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

                                                                     EXHIBIT 10k
                     (OUTSIDE DIRECTOR COMPENSATION CHANGES)
     RESOLVED:   Effective May 16, 2002, that non-employee Directors of
     RadioShack Corporation be paid quarterly in arrears, to extent applicable, the following annual fees:

          a)       Annual Retainer $30,000
          b)       For serving as a Committee Chair,
                   $5,000 annually

And, be it further

     RESOLVED:    That the practice of not paying a fee for committee meetings held in excess of 24 hours before or after a board meeting is discontinued effective May 16, 2002;

And be it further

     RESOLVED:    That non-employee Directors of RadioShack Corporation be paid quarterly in arrears, to extent applicable, the following meeting fees:

          a)       Board of Directors per meeting fee
                   $1,500, if attended in person
                   $750 if attended by phone

          b)       Committee meeting
                   $750 if attended in person
                   $500 if attended by phone.

                                                                     EXHIBIT 10x

                             RADIOSHACK CORPORATION
                       UNFUNDED DEFERRED COMPENSATION PLAN
                                 FOR DIRECTORS
                    (AS AMENDED AND RESTATED JULY 22, 2000)


1.   PURPOSES OF THE PLAN

     The purposes of the Unfunded Deferred Compensation Plan (the "Plan") are to enable RadioShack Corporation (the "Company") to attract and retain the best qualified members of the Board of Directors of the Company (a "Director") by providing them with a Plan to defer the payment of all or a specified portion of the fees payable to the Director for services rendered on behalf of the Company.

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

For purposes of the Plan a "Change in Control" shall have the same meaning as set forth in the RadioShack Corporation 1993 Incentive Stock Plan as amended.

5.   INTEREST

     On the last day of each calendar quarter interest shall be credited to each Director's cash account calculated on the unpaid balance in such cash account as calculated from time to time during the quarter. The rate of interest to be credited will be 1% per annum less than the announced prime rate of the Bank of America, N.A. as the same shall exist from time to time during the quarter.

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

                                                                    EXHIBIT 10aa
Date


Name

Dear Name:

     For the past several months, the company's Leadership Council has been finalizing our 2002 operational plan and budget. This comprehensive roadmap is intended to strengthen our company's performance and provide us the opportunity to achieve _% earnings per share (EPS) growth. As a valued member of the RadioShack team, we want you to have the opportunity to share in the company's growth through your overall compensation plan. It is my pleasure to inform you of your fiscal year 2002 bonus opportunity.

     Your 2002 bonus program rewards you for increased performance and effectiveness in the following areas:

     1)  Earnings per share growth; and
     2)  RadioShack stock performance enhancement.

     Your maximum bonus opportunity for fiscal year 2002 is equal to _% of your base salary and includes the bonus components listed above. To help you chart your bonus earnings throughout the year, we have attached a Bonus Calculator (Attachment A). A brief description of each bonus component is detailed below.
             ------------------------------------------------------

                         Earnings Per Share (EPS) Bonus

o Your EPS bonus is based on the percentage increase of 2002 actual diluted EPS results over the company's 2001 adjusted diluted EPS of $_ per share. The goal of the company is to achieve a _% increase over the prior year.

o You begin earning bonus when the company achieves a _% growth in EPS over last year.

o For each percentage point increase above _% (rounded to the nearest decimal), you will achieve incremental bonus pay out.

o 2002 EPS will be subject to adjustments for significant non-recurring items as determined by the Organization and Compensation Committee of the Board.

                                    ~~~~~~~~

                                   Stock Bonus

o  You are eligible for an additional bonus payout if RadioShack Corporation's
   (RSH) average daily closing stock price outperforms the Standard & Poor's Specialty Retail Group's average daily closing stock price.

o This additional stock bonus will only be paid if: (1) a positive increase in stock price over the prior year occurs; (2) the percentage increase exceeds the S & P Specialty Retail Group's percentage daily increase from the prior year; and (3) the company's minimum growth of _% EPS is met.
               ---------------------------------------------------

Page 2...Date, 2002....Fiscal Year 2002 Compensation


     This outline of your compensation plan is not an employment contract, but a method of calculating your total earnings. You forfeit your rights to receive a bonus if you resign before the end of the current fiscal year. If you retire at age 55 or over, provided the Company has given its consent, or you die before the end of the then current fiscal year, your bonus will be calculated using actual results to the nearest end of the month preceding or succeeding such event, which will then be adjusted using the latest budget to include the remaining months of the fiscal year. Should you be eligible for a bonus pay out, the amount will be paid to you or the legal representative of your estate.

     If at any time during your continued employment, your responsibility, duties or title changes, this plan is subject to revision or termination by the Company at the time of the foregoing change. A partial fiscal year bonus will be calculated using the methodology described above.

     We have an exciting year ahead of us - a year that will require excellence in execution. Your focus, dedication and sheer hard work will give the
RadioShack team ....the POWER TO WIN!

Sincerely,

                                                                      EXHIBIT 12
                             RADIOSHACK CORPORATION
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                     Year Ended December 31,
                                        ------------------------------------------------
(In millions, except ratios)              2002      2001      2000      1999    1998
----------------------------            ------------------------------------------------
Ratio of Earnings to Fixed Charges:

Income from continuing operations       $ 263.4   $ 166.7   $ 368.0   $ 297.9   $  61.3
Plus: Provision for income taxes          161.5     124.8     225.6     182.6      38.4
                                        --------  --------  --------  --------  --------
Income before income taxes                424.9     291.5     593.6     480.5      99.7
                                        --------  --------  --------  --------  --------

Fixed charges:

Interest expense and amortization
  of debt discount                         42.3      49.8      53.0      36.4      44.7
Amortization of debt issuance costs         1.1       1.0       0.9       0.8       0.7
Appropriate portion (33 1/3%) of rentals   81.6      76.8      71.7      68.5      72.5
                                        --------  --------  --------  --------  --------
  Total fixed charges                     125.0     127.6     125.6     105.7     117.9
                                        --------  --------  --------  --------  --------

Earnings before income taxes and
  fixed charges                         $ 549.9   $ 419.1   $ 719.2   $ 586.2   $ 217.6
                                        ========  ========  ========  ========  ========

Ratio of earnings to fixed charges         4.40      3.28      5.73      5.55      1.85
                                        ========  ========  ========  ========  ========

Ratio of Earnings to Fixed Charges
and Preferred Dividends:

Total fixed charges, as above           $ 125.0   $ 127.6   $ 125.6   $ 105.7   $ 117.9
Preferred dividends                         4.5       4.9       5.3       5.5       5.8
                                        --------  -------- ---------  --------  --------
Total fixed charges and preferred
    Dividends                           $ 129.5   $ 132.5   $ 130.9   $ 111.2   $ 123.7
                                        ========  ========  ========  ========  ========

Earnings before income taxes and
fixed charges                           $ 549.9   $ 419.1   $ 719.2   $ 586.2   $ 217.6
                                        ========  ========  ========  ========  ========

Ratio of earnings to fixed charges and
    preferred dividends                    4.25      3.16      5.49      5.27      1.76
                                        ========  ========  ========  ========  ========

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-54276, 333-60803,
333-75766 and 333-96583) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437, 333-47893, 333-48331, 333-49369, 333-63659,
333-63661,  333-81405,  333-84057,   333-74894,   333-101792,   333-102141,  and
333-102142), of RadioShack Corporation of our report dated February 28, 2003 relating to the consolidated financial statements, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Fort Worth, Texas
March 27, 2003

                                                                   Exhibit 99(a)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RadioShack Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard
H. Roberts, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts
----------------------
Leonard H. Roberts
Chief Executive Officer
March 20, 2003

A signed original of this written statement required by Section 906 has been provided to RadioShack, and will be retained by RadioShack and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99(b)
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RadioShack Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
D. Newman, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael D. Newman
---------------------
Michael D. Newman
Chief Financial Officer
March 20, 2003

A signed original of this written statement required by Section 906 has been provided to RadioShack, and will be retained by RadioShack and furnished to the Securities and Exchange Commission or its staff upon request.