Form 10-Q
period 2003-03-31
RADIOSHACK CORP
filed 2003-05-13
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       OR

 _       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

       Registrant's telephone number, including area code: (817) 415-3700
                            ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 30, 2003 was 168,409,768.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                                March 31,
(In millions, except per share amounts)                     2003        2002
---------------------------------------                   --------    --------
Net sales and operating revenues                          $1,070.3    $1,034.4
Cost of products sold                                        542.9       514.7
                                                          --------    --------
Gross profit                                                 527.4       519.7
                                                          --------    --------

Operating expenses:
  Selling, general and administrative                        407.8       393.2
  Depreciation and amortization                               22.6        24.6
                                                          --------    --------
Total operating expenses                                     430.4       417.8
                                                          --------    --------

Operating income                                              97.0       101.9

Interest income                                                1.5         1.8
Interest expense                                              (9.6)      (10.8)
Other income                                                   2.4          --
                                                          --------    --------

Income before income taxes                                    91.3        92.9
Provision for income taxes                                    34.7        35.3
                                                          --------    --------

Net income                                                    56.6        57.6

Preferred dividends                                             --         1.2
                                                          --------    --------

Net income available to common stockholders               $   56.6    $   56.4
                                                          ========    ========

Net income available per common share:

  Basic                                                   $   0.33    $   0.32
                                                          ========    ========

  Diluted                                                 $   0.33    $   0.31
                                                          ========    ========

Shares used in computing earnings per common share:

  Basic                                                      171.4       176.8
                                                          ========    ========

  Diluted                                                    171.8       183.6
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                                RADIOSHACK CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                                            March 31,    December 31,    March 31,
                                                               2003         2002           2002
(In millions, except for share amounts)                    (Unaudited)                  (Unaudited)
---------------------------------------                    -----------   ------------   -----------
Assets
Current assets:
 Cash and cash equivalents                                 $    456.7     $    446.5    $    434.4
 Accounts and notes receivable, net                             164.6          206.1         217.3
 Inventories, net                                               844.3          971.2         831.1
 Other current assets                                            84.2           83.1          88.8
                                                           ----------     ----------    ----------

   Total current assets                                       1,549.8        1,706.9       1,571.6

Property, plant and equipment, net                              419.3          421.6         407.4
Other assets, net                                                98.1           99.4         108.9
                                                           ----------     ----------    ----------
Total assets                                               $  2,067.2     $  2,227.9    $  2,087.9
                                                           ==========     ==========    ==========

Liabilities and Stockholders Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                           $     16.0     $     36.0    $     72.2
 Accounts payable                                               216.6          312.6         200.1
 Accrued expenses                                               277.0          318.7         265.0
 Income taxes payable                                           155.5          160.9         157.7
                                                           ----------     ----------    ----------

   Total current liabilities                                    665.1          828.2         695.0

Long-term debt, excluding current maturities                    590.7          591.3         543.5
Other non-current liabilities                                    78.4           80.3          69.9
                                                           ----------     ----------    ----------

   Total liabilities                                          1,334.2        1,499.8       1,308.4
                                                           ----------     ----------    ----------

Commitments and contingent liabilities

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized:
  Series A junior participating, 300,000 shares designated
   and none issued                                                --             --            --
  Series B convertible (TESOP), 100,000 shares authorized;
   63,200 shares issued as of March 31, 2002                      --             --          63.2
  Common stock, $1 par value, 650,000,000 shares authorized;
   236,033,000 shares issued                                   236.0          236.0         236.0
  Additional paid-in capital                                    68.4           70.0         139.0
  Retained earnings                                          2,059.1        2,002.5       1,841.9
  Treasury stock, at cost; 66,883,000,  64,306,000
   and 61,053,000 shares, respectively                      (1,630.0)      (1,579.9)     (1,497.1)
  Unearned deferred compensation                                  --             --          (2.8)
  Accumulated other comprehensive loss                          (0.5)          (0.5)         (0.7)
                                                           ----------     ----------    ----------
   Total stockholders' equity                                  733.0          728.1         779.5
                                                           ----------     ----------    ----------
Total liabilities and stockholders' equity                $  2,067.2     $  2,227.9    $  2,087.9
                                                           ==========     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
(In millions)                                                       2003        2002
-------------                                                     --------    --------
Cash flows from operating activities:
Net income                                                        $   56.6    $   57.6
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                       22.6        24.6
  Provision for uncollectible accounts                                (0.1)        1.5
  Other items                                                          3.3         1.7
 Changes in operating assets and liabilities:
  Receivables                                                         41.6        59.3
  Inventories                                                        126.9       118.7
  Other current assets                                                (1.1)       (1.8)
  Accounts payable, accrued expenses and income taxes payable       (146.5)     (103.2)
                                                                  --------    --------
Net cash provided by operating activities                            103.3       158.4
                                                                  --------    --------

Cash flows from investing activities:
 Additions to property, plant and equipment                          (21.4)      (16.0)
 Proceeds from sale of property, plant and equipment                   0.1         1.0
 Other investing activities                                           (0.1)         --
                                                                  --------    --------
Net cash used in investing activities                                (21.4)      (15.0)
                                                                  --------    --------

Cash flows from financing activities:
 Purchases of treasury stock                                         (62.5)      (72.0)
 Sale of treasury stock to stock plans                                10.5        13.3
 Proceeds from exercise of stock options                               0.3         2.5
 Dividends paid                                                         --        (0.8)
 Repayments of long-term borrowings                                  (20.0)      (53.4)
                                                                  --------    --------
Net cash used in financing activities                                (71.7)     (110.4)
                                                                  --------    --------

Net increase in cash and cash equivalents                             10.2        33.0
Cash and cash equivalents, beginning of period                       446.5       401.4
                                                                  --------    --------
Cash and cash equivalents, end of period                          $  456.7    $  434.4
                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
We prepared the accompanying unaudited consolidated financial statements, which include the accounts of RadioShack Corporation and all domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation are included. However, our operating results for the three months ended March 31, 2003, do not necessarily indicate the results you might expect for the year ending December 31, 2003. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to our other SEC filings such as those on Forms 10-Q and 8-K.

NOTE 2 - EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share ("EPS") calculations for the three months ended March 31, 2003 and 2002. Basic EPS excludes the effects of potentially dilutive securities, while diluted EPS reflects the potential dilutive effects of stock options, awards and other securities.

                                                       Three Months Ended                        Three Months Ended
                                                         March 31, 2003                            March 31, 2002
                                           ---------------------------------------   ---------------------------------------
                                             Income         Shares      Per Share      Income         Shares      Per Share
(In millions, except per share amounts)    (Numerator)  (Denominator)     Amount     (Numerator)  (Denominator)     Amount
---------------------------------------    -----------  -------------  -----------   -----------  -------------  -----------
Net income                                   $  56.6                                  $   57.6
Less: Preferred dividends                         --                                      (1.2)
                                            --------                                  --------

Basic EPS
Net income available to common
 stockholders                                   56.6          171.4      $   0.33         56.4          176.8       $   0.32
                                                                         ========                                   ========

Effect of dilutive securities:
Plus: Dividends on Series B preferred stock       --                                       1.2
      Additional contribution required for
       TESOP if preferred stock had been
       converted                                  --             --                       (1.2)           5.5
Stock options                                                  0. 4                                       1.3
                                            --------       --------                   --------       --------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions      $   56.6          171.8      $   0.33     $   56.4          183.6       $   0.31
                                            ========       ========      ========     ========       ========       ========

Options to purchase 24.0 million and 13.5 million shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the quarter.

NOTE 3 - STOCK-BASED COMPENSATION
We account for our employee stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense has been recognized for our incentive stock plans, as the exercise price of options must be equal to or greater than the stock price on the date of grant under these plans. The table below illustrates the effect on net income and net income available per common share as if we had accounted for our employee stock options under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
(In millions, except per share amounts)                               2003          2002
---------------------------------------                              ------        ------
Net income, as reported                                              $ 56.6        $ 57.6
 Stock-based employee compensation expense included in reported
  net income, net of related tax effects                                2.6           3.2
 Total stock-based compensation expense determined under fair
  value method for all awards, net of related tax effects             (20.6)        (17.3)
                                                                     ------        ------
Pro forma net income                                                 $ 38.6        $ 43.5
                                                                     ======        ======

Net income available per common share:
 Basic - as reported                                                 $ 0.33        $ 0.32
 Basic - pro forma                                                   $ 0.23        $ 0.24
 Diluted - as reported                                               $ 0.33        $ 0.31
 Diluted - pro forma                                                 $ 0.22        $ 0.24


NOTE 4 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2003 and 2002, was $56.6 million and $57.6 million, respectively.

NOTE 5 - BUSINESS RESTRUCTURINGS
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores and at March 31, 2003, the balance in the restructuring reserve was $16.3 million, consisting of the remaining estimated real estate obligations to be paid. During the three months ended March 31, 2003, an additional provision of $0.9 million was recorded and costs of $0.9 million were charged to this liability. The balance in the restructuring reserve at March 31, 2003, includes $9.6 million in accrued expenses and $6.7 million in other non-current liabilities in the accompanying 2003 Consolidated Balance Sheet. These reserves represent our revised expected loss on the eventual disposition of these real estate obligations and are based on current comparable rates for leases in their respective markets. If these facilities' sublease income continues to decrease in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases, the longest of which is 17 years.

In 2001 we initiated an additional restructuring program related primarily to a general reduction of our corporate management and administrative labor force, mainly for early retirement and involuntary and voluntary employee severance, closure of our national commercial installation business, and closure of 35 underperforming stores. During the first quarter of 2002, we completed a significant portion of the remaining restructuring program, utilizing the reserves established in 2001. As of December 31, 2002, we considered these restructuring activities to be substantially complete and transferred the remaining restructuring reserve of $3.8 million to accrued expenses and $2.8 million to other non-current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2002, to be used principally for the remaining cash commitments associated with long term compensation and lease commitment obligations.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 became effective January 1, 2003. We adopted FIN 45 effective January 1, 2003, and, aside from the disclosure provisions which we adopted as of December 31, 2002, made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. We have not obtained or created any entities after January 31, 2003, and, therefore, have made no adjustments to our consolidated financial statements. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We are currently analyzing FIN 46 for entities acquired before February 1, 2003; however, we do not believe there will be any material adjustments to our consolidated financial statements as a result of this analysis.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF No. 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $206 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the contingent liabilities relating to these lease obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ("MD&A")

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this document include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to, the following factors.

General Business Factors
o Changes in the national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o  the disruption of international, national or regional transportation systems;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o  the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the occurrence of severe weather events or natural disasters, which could destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season; and
o the inability to timely manufacture or receive Asian shipments due to the SARS outbreak.

RadioShack Specific Factors
o The failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the inability to successfully execute our strategic initiatives, including our Anchor, Participatory and Opportunistic ("APOS") business model and emerging sales channels strategies, as well as new business arrangements which may be formed with other retailers, distributors and third-party service providers;
o the inability to maintain profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third-party services offered by us;
o the inability to successfully maintain our business arrangements, including those with Compaq, DirecTV, DISH Network, Thomson/RCA, Sprint, and Verizon Wireless;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities; and
o the inability to establish and implement our internal and external supply chain initiatives.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                         Three Months Ended March 31,
                                         ----------------------------
(In millions)                                2003           2002
-------------                            -------------  -------------
Company retail sales                         $ 1,012.5      $   957.9
Dealer/franchise sales                            40.5           54.2
                                         -------------  -------------
Total retail sales                             1,053.0        1,012.1

Retail support operations sales                   17.3           22.3
                                         -------------  -------------
Net sales and operating revenues             $ 1,070.3      $ 1,034.4
                                         =============  =============

Net Sales and Operating Revenues

Net sales and operating revenues increased approximately 3.5% to $1,070.3 million for the three months ended March 31, 2003, from $1,034.4 million in the corresponding prior year period. Additionally, we had a 5% increase in comparable company store sales. These increases were primarily the result of increased sales within the wireless and computer departments. Sales to our dealer/franchise outlets declined 25.3% for the three months ended March 31, 2003, when compared to the same prior year period. The decrease in sales to our dealer/franchise outlets was the result of a decline in DTH unit sales from the loss of DirecTV as a service provider to rural markets and a low adoption rate of the DISH Network in areas served by our dealer/franchise outlets. We expect a sales gain for our overall operations for 2003, as discussed in further detail below.

Retail support operations sales are generated from the outside sales of our retail support operations, consisting primarily of RadioShack Installation Services ("RSIS"), repair centers, and domestic and overseas manufacturing. The 22.4% decrease in retail support operations sales for 2003, when compared to the corresponding 2002 period, primarily resulted from a decrease in RSIS sales related to the decline in DTH home installations in our company stores and dealer/franchise operations discussed above.

Sales in the wireless communication department, which consists of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 14% for the quarter, when compared to the first quarter of last year. This sales increase was due to an increase in sales of wireless handsets, services and accessories, as a result of our emphasis on national carrier service and product offerings with desirable product features and content, such as color screens. Although we have previously experienced sales gains in this department, we realize that the overall wireless industry is experiencing a slow-down in net new customer activations. While there is no assurance that we can maintain past sales gain levels, we believe our plans, if executed successfully, will result in continued wireless sales increases for 2003.

Sales in the wired communication department, which includes residential land-line telephones, answering machines and other related telephony products, decreased approximately 4% for the quarter, when compared to the first quarter last year. The decrease in this department was primarily the result of a decline in sales of wire-line accessories. The decrease was partially offset by sales increases of cordless telephones and answering machines. We anticipate sales in this department will be down slightly in 2003.

Sales in the radio communication department decreased 8% for the quarter, when compared to the first quarter of last year. The decrease in this department was primarily the result of a decrease in sales of Family Radio Service ("FRS") and CB radios, scanners and radio communication accessories and was partially offset by a sales increase of GPS devices. We believe sales in this department will experience a recovery in the second half of 2003 due to the introduction of new models and innovative packaging during that time period, resulting in approximately flat sales for 2003 as compared to 2002.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased approximately 17% for the quarter, when compared to the first quarter of last year. This decrease was primarily attributable to a decrease in sales of satellite dishes and related installation services, but was partially offset by increased sales of DVD players and televisions. We expect that satellite dish sales will continue to decline in 2003, but at a reduced rate, compared to the prior year. We anticipate that other categories within the home entertainment department will have gains that will offset most of this decline, resulting in overall flat to slightly lower sales in this department for 2003 compared to 2002.

Sales in the computer department, which includes desktop, laptop, and handheld computers and related accessories, in addition to digital cameras and home networking products, increased approximately 13% for the quarter, when compared to the first quarter of last year. This increase was due primarily to a sales increase in laptop computers, digital cameras and related accessories, as well as computer accessories. These increases were partially offset by a decline in unit sales of desktop CPUs and monitors. We expect that sales in the computer department will increase in 2003, driven by sales of the products discussed above, particularly digital cameras and the related accessories, with this increase partially offset by a planned decrease in sales of desktop computers.

Sales for the power and technical department increased 1% for the quarter, when compared to the first quarter of last year. This increase was primarily due to increased sales of general and special purpose batteries, which were substantially offset by decreased sales of bulk and packaged wire, as well as technical parts and related equipment. We anticipate a slight sales increase in this department in 2003 compared to 2002.

Sales for the personal electronics, toys and personal audio department increased 21% for the quarter, when compared to the first quarter of last year, due primarily to the 2003 sales of micro radio controlled cars and related accessories not available in the first quarter of 2002. Additionally, sales in this department increased as a result of deep discounts on discontinued toy products and increased sales of unique giftables and radios. We expect that sales in this department will continue to grow in 2003 as a result of new innovative product offerings and planned product line extensions later in the year.

RadioShack Retail Outlets

The table below  shows  RadioShack's  retail  locations  categorized  by company
stores  and  dealer/franchise   outlets.  While  the  dealer  outlets  represent
approximately 28% of the RadioShack locations,  sales to dealer/franchisees  are less than 10% of our net sales and operating revenues.

                                  March 31,   December 31,  September 30,   June 30,      March 31,
                                    2003          2002          2002          2002          2002
                                ------------  ------------  ------------  ------------  ------------
Company                             5,146         5,161         5,146         5,144         5,125
Dealer/franchise                    1,988         2,052         2,089         2,094         2,086
                                ------------  ------------  ------------  ------------  ------------
Total number of retail outlets      7,134         7,213         7,235         7,238         7,211
                                ============  ============  ============  ============  ============

In addition to our 5,146 company stores and 1,988 dealer/franchise outlets, our sales channels include the www.radioshack.com Web site, foreign dealers and catalog operations, as well as outbound and inbound telephone call centers.

Gross Profit

For the three months ended March 31, 2003, gross profit dollars increased $7.7 million, but gross profit as a percent of net sales and operating revenues decreased 0.9 percentage points to 49.3% from 50.2% in the corresponding 2002 period. This decrease was due in part to a decline in the gross profit percentage of the personal electronics, toys and personal audio department as a result of heavy promotional and rebate activity in the first quarter of 2003. The decrease was also driven by a decline in wireless department gross profit percentage combined with an increase in the department's percentage of the total retail sales mix. Additionally, increased sales in our computer department impacted the gross profit percentage, as the computer department has a lower gross profit percentage than our overall average gross profit percentage. This negative impact on the gross profit percentage was partially offset by the increase in the gross profit percentage associated with sales within the power and technical department, which had a positive effect on both gross profit dollars and our overall gross profit percentage in the first quarter of 2003. We anticipate that gross profit as a percentage of net sales and operating revenues will improve by zero to 20 basis points by the end of 2003, compared to 2002, due primarily to supply chain management initiatives.

Selling, General and Administrative Expense

For the first quarter of 2003, our selling, general and administrative ("SG&A") expense increased 3.7% or $14.6 million, when compared to the first quarter of 2002. However, SG&A expense as a percentage of net sales and operating revenues was approximately flat when compared to the quarter ended March 31, 2002, due to higher overall sales in the current year quarter. The dollar increase was primarily due to an increase in insurance expense, as well as increases in both rent and payroll expenses. Insurance expense increased in both dollars and as a percentage of net sales and operating revenues as a result of significant increases in health related claims and costs for workers' compensation. Rent expense increased in dollars as a result of slightly larger and better located stores, as well as rent inflation at mall locations. However, rent expense remained flat as a percentage of net sales and operating revenues due to increased sales. Payroll expense increased in dollars, but decreased slightly as a percentage of net sales and operating revenues, due primarily to increases in commission, bonuses and other incentives, which resulted from higher store sales in the first quarter of 2003. Management is currently reviewing opportunities to reduce SG&A expense, including, among other items, analyzing employee headcount, lowering our absorption of health insurance costs, and consolidating and outsourcing certain functions and operations. For the year ending December 31, 2003, we expect SG&A expense to increase in dollars, but remain at a similar percentage of net sales and operating revenues for 2003, as compared to 2002.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2003, was $8.1 million versus $9.0 million for the first three months in 2002. Interest expense for the quarter decreased $1.2 million from last year as a result of lower average outstanding debt for 2003, in addition to the capitalization of $0.5 million of interest expense related to the construction of our new corporate campus, which began in the first quarter of 2003. Additionally, our interest rate swaps lowered interest expense for the three months ended March 31, 2003, by $1.5 million, compared to $1.3 million in the corresponding prior year period. Interest income decreased $0.3 million for the three months ended March 31, 2003, compared to the prior year period, primarily as a result of the decline in market interest rates. Interest expense, net of interest income, is expected to be lower during 2003, when compared to 2002.

Other Income

During the first quarter of 2003, we received a payment and recorded income of $2.4 million under the tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"). Future payments will vary based on the level of O'Sullivan's future earnings. In the near term, we expect that the quarterly payments to us will approximate those received to date; however, these payments are dependent upon O'Sullivan's overall financial condition and ability to pay. Consequently, there can be no assurances that we will receive each payment that may be due to us under our tax sharing agreement in a timely manner.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the first quarters of both 2003 and 2002 was 38.0%.

Recently-Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 became effective January 1, 2003. We adopted FIN 45 effective January 1, 2003, and, aside from the disclosure provisions which we adopted as of December 31, 2002, made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. We have not obtained or created any entities after January 31, 2003, and, therefore, have made no adjustments to our consolidated financial statements. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We are currently analyzing FIN 46 for entities acquired before February 1, 2003; however, we do not believe there will be any material adjustments to our consolidated financial statements as a result of this analysis.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF No. 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $103.3 million for the quarter ended March 31, 2003, compared to $158.4 million in the prior year first quarter.

At March 31, 2003, changes in accounts receivable provided $41.6 million in cash since December 31, 2002, compared to $59.3 million in cash for the quarter ended March 31, 2002. Cash provided by accounts receivable for these corresponding periods was due to reductions in vendor and service provider receivables and dealer/franchise receivables as a result of an increase in collections and lower sales of satellite television hardware.

At March 31, 2003, changes in inventory provided $126.9 million for the quarter ended March 31, 2003, compared to $118.7 million in cash for the quarter ended March 31, 2002. The decrease in inventory since December 31, 2002, was primarily the result of inventory decreases in all departments as our supply chain initiatives decreased our weeks-of-supply.

In addition, during the first quarter of 2003, $86.1 million more in cash was used for accounts payable, partially offset by $27.5 million more in cash provided by accrued expenses and $15.2 million more in cash provided by income taxes payable, compared to the first quarter of 2002.

We had $456.7 million in cash and cash equivalents at March 31, 2003, as a resource for our funding needs. Additional borrowings are available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility which could be utilized in the event the commercial paper market is unavailable to us. However, we currently do not expect that the commercial paper market would be unavailable to us, causing us to utilize the credit facility. As of March 31, 2003, we had no commercial paper outstanding and had not utilized our credit facility. In June 2003, $300.0 million of our bank credit facility will expire. We currently plan to renew this facility for an additional year on substantially similar terms.

Cash used in investing activities for the quarter ended March 31, 2003, was $21.4 million, compared to $15.0 million in the previous year. Investing activities for the quarter ended March 31, 2003, included capital expenditures totaling $21.4 million compared to $16.0 million in 2002, primarily for our retail store expansions and remodels, information systems upgrades and our new corporate campus. We anticipate that our capital expenditure requirements for 2003 will be approximately $210.0 million to $230.0 million, compared to total capital expenditures of $106.8 million for the year ended December 31, 2002. Approximately $100.0 million of the increase over 2002 relates to the construction of our new corporate headquarters, which we plan to finance through cash from operations and, if needed, existing cash and cash equivalents.

Cash used in financing activities for the quarter ended March 31, 2003, was $71.7 million, compared to a $110.4 million cash usage in the previous year. We repurchased $62.5 million of shares of our common stock during the quarter ended March 31, 2003, compared to $72.0 million during the same period of 2002, under our employee and board approved repurchase programs. These repurchases were partially funded by $10.8 million and $15.8 million received from the sale of treasury stock to stock plans and from stock option exercises during the same corresponding periods. Preferred dividends paid, net of tax, amounted to $0.8 million in the first quarter of 2002. There were no preferred dividends paid in the first quarter of 2003 due to the conversion of our preferred stock to common stock at December 31, 2002. Additionally, we used $33.4 million less cash for the repayment of our long-term borrowings in the three months ended March 31, 2003, when compared to the corresponding prior year period.

At March 31, 2003, total capitalization was $1,339.7 million, which consisted of $606.7 million of debt and $733.0 million of stockholders' equity, resulting in a total debt to capitalization ratio of 45.3%. The total debt to capitalization ratio was 46.3% at December 31, 2002, and 44.1% at March 31, 2002. The decrease since the 2002 year-end was primarily the result of a reduction of total debt of $20.6 million. The increase in the ratio since March 31, 2002, was primarily the result of a reduction in equity from our increased purchases of our common stock in the first quarter of 2003. Long-term debt as a percentage of capitalization was 44.1% at March 31, 2003, 43.6% at December 31, 2002, and 39.0% at March 31,
2002. The increases since last year's first quarter at both March 31, 2003, and December 31, 2002, were due to the financing obligation resulting from the sale and lease-back of our corporate technology center building and the reduction of equity in 2002.

During the first quarter of 2003, we repurchased 2.5 million shares of our common stock for $50.4 million under our existing share repurchase program. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which is in addition to our existing 25.0 million share repurchase program. At April 30, 2003, there were 16.6 million shares available to be repurchased under our existing repurchase programs. We anticipate that we will repurchase, under our authorized repurchase programs, between $200.0 million and $250.0 million of our common stock during 2003. The funding required for these share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. We will repurchase additional shares in the open market to offset the sale of shares to our stock plans.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was $81.9 million for the three months ended March 31, 2003, compared to $141.6 million for the corresponding period in 2002. We believe free cash flow is an appropriate indication of the corporation's ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. This decrease in free cash flow was due primarily to lower working capital improvements in the first quarter of 2003, when compared to the corresponding prior year period. We expect free cash flow to be approximately $225.0 to $265.0 million for 2003, compared to $375.0 million in 2002. The anticipated decrease in free cash flow from 2003 to 2002 is primarily related to the increase in 2003 capital expenditures, as described above. The comparable financial measure to free cash flow under GAAP is cash flow from operating activities, which was $103.3 million and $158.4 million for the three months ended March 31, 2003 and 2002, respectively.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

                                               Three Months Ended March 31,    Year Ended December 31,
                                               ----------------------------    -----------------------
(In millions)                                      2003            2002                 2002
-------------                                  ------------    ------------         ------------
Net cash provided by operating activities      $    103.3      $    158.4           $    521.6
Less:
 Additions to property, plant and equipment          21.4            16.0                106.8
 Dividends paid                                        --             0.8                 39.8
                                               ------------    ------------         ------------

Free cash flow                                 $     81.9      $    141.6           $    375.0
                                               ============    ============         ============

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of derivative financial instruments. At March 31, 2003, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2002. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk is managed by converting a portion of our long-term debt from fixed to variable rates using interest rate swaps to reduce our overall borrowing costs. We may continue to utilize interest rate swaps in the future as market conditions allow.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our cash flows or consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion. There were no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits Required by Item 601 of Regulation S-K.

            A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 18, which immediately precede such exhibits.

        b)  Reports on Form 8-K.

            We filed a Form 8-K with the SEC on April 22, 2003, in which we furnished an earnings release reporting our results of operations for the quarter ended March 31, 2003.

            We filed a Form 8-K with the SEC on April 25, 2003, in which we furnished a transcript of a conference call held on April 22, 2003, concerning our results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    RadioShack Corporation
                                                         (Registrant)



Date:  May 12, 2003                     By  /s/        David P. Johnson
                                            ------------------------------------
                                                       David P. Johnson
                                            Senior Vice President and Controller
                                                     (Authorized Officer)



Date:  May 12, 2003                         /s/        Michael D. Newman
                                            ------------------------------------
                                                       Michael D. Newman
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

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


Date:  May 12, 2003                     By  /s/      Leonard H. Roberts
                                            ------------------------------------
                                                     Leonard H. Roberts
                                                  Chief Executive Officer



A signed original of this written statement has been provided to RadioShack Corporation and will be retained by RadioShack Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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


Date:  May 12, 2003                         /s/         Michael D. Newman
                                            ------------------------------------
                                                        Michael D. Newman
                                                     Chief Financial Officer



A signed original of this written statement has been provided to RadioShack Corporation and will be retained by RadioShack Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

3b RadioShack Corporation Bylaws, amended and restated as of December 12, 2002 (filed as Exhibit 3b to RadioShack's Form 10-K filed on March 28, 2003 for the fiscal year ended December 31, 2002).

12*          Statements of Computation of Ratio of Earnings to Fixed Charges.

99(a)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________

* filed with this report

                                                                      EXHIBIT 12
                             RADIOSHACK CORPORATION

         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
(In millions, except ratios)                                   2003       2002
----------------------------                                ---------  ---------
Ratio of Earnings to Fixed Charges:

Net income                                                  $    56.6  $    57.6
Plus provision for income taxes                                  34.7       35.3
                                                            ---------  ---------
Income before income taxes                                       91.3       92.9
                                                            ---------  ---------

Fixed charges:

Interest expense and amortization, including debt discount        9.4       10.5
Amortization of debt issuance costs                               0.2        0.3
Capitalized interest                                              0.5         --
Appropriate portion (33 1/3%) of rentals                         20.8       19.9
                                                            ---------  ---------
  Total fixed charges                                            30.9       30.7
                                                            ---------  ---------

Earnings before income taxes and fixed charges, excluding
 capitalized interest                                       $   121.7  $   123.6
                                                            =========  =========

Ratio of earnings to fixed charges                               3.94       4.03
                                                            =========  =========

Ratio of Earnings to Fixed Charges and Preferred Dividends:

Total fixed charges, as above                               $    30.9  $    30.7
Preferred dividends                                                --        1.2
                                                            ---------  ---------
Total fixed charges and preferred dividends                 $    30.9  $    31.9
                                                            =========  =========

Earnings before income taxes and fixed charges, excluding
 capitalized interest                                       $   121.7  $   123.6
                                                            =========  =========

Ratio of earnings to fixed charges and preferred dividends       3.94       3.87
                                                            =========  =========

                                                                   Exhibit 99(a)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leonard
H. Roberts, Chief Executive Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
May 12, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99(b)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
D. Newman, Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
May 12, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.