Form 10-Q
period 2003-06-30
RADIOSHACK CORP
filed 2003-08-13
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 31, 2003 was 165,584,133.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended    Six Months Ended
                                                           June 30,             June 30,
(In millions, except per share amounts)                2003      2002       2003      2002
---------------------------------------              --------  --------   --------  --------
Net sales and operating revenues                     $1,025.0  $  998.1   $2,095.3  $2,032.5
Cost of products sold                                   503.8     488.0    1,046.7   1,002.7
                                                     --------  --------   --------  --------
Gross profit                                            521.2     510.1    1,048.6   1,029.8
                                                     --------  --------   --------  --------

Operating expenses:
 Selling, general and administrative                    406.6     421.3      814.4     814.5
 Depreciation and amortization                           22.9      24.3       45.5      48.9
                                                     --------  --------   --------  --------
Total operating expenses                                429.5     445.6      859.9     863.4
                                                     --------  --------   --------  --------

Operating income                                         91.7      64.5      188.7     166.4

Interest income                                           8.0       2.1        9.5       3.9
Interest expense                                         (9.8)    (10.7)     (19.4)    (21.5)
Other income                                              0.7      27.7        3.1      27.7
                                                     --------  --------   --------  --------

Income before income taxes                               90.6      83.6      181.9     176.5
Provision for income taxes                               33.1      31.8       67.8      67.1
                                                     --------  --------   --------  --------

Net income                                               57.5      51.8      114.1     109.4

Preferred dividends                                       --        1.1        --        2.3
                                                     --------  --------   --------  --------

Net income available to common stockholders          $   57.5  $   50.7   $  114.1  $  107.1
                                                     ========  ========   ========  ========

Net income available per common share:

 Basic                                               $   0.34  $   0.29   $   0.67  $   0.61
                                                     ========  ========   ========  ========

 Diluted                                             $   0.34  $   0.28   $   0.67  $   0.59
                                                     ========  ========   ========  ========

Shares used in computing earnings per common share:

 Basic                                                  168.9     174.4      170.1     175.6
                                                     ========  ========   ========  ========

 Diluted                                                169.8     181.5      170.8     182.5
                                                     ========  ========   ========  ========


The accompanying notes are an integral part of these consolidated financial statements.



                             RADIOSHACK CORPORATION AND SUBSIDIARIES
                                   Consolidated Balance Sheets

                                                                June 30,   December 31,   June 30,
                                                                  2003        2002          2002
(In millions, except for share amounts)                       (Unaudited)               (Unaudited)
--------------------------------------                        -----------  -----------  -----------
Assets
Current assets:
 Cash and cash equivalents                                    $     524.3  $     446.5  $     529.1
 Accounts and notes receivable, net                                 137.5        206.1        151.8
 Inventories, net                                                   811.1        971.2        830.6
 Other current assets                                                88.0         83.1         86.6
                                                              -----------  -----------  -----------

   Total current assets                                           1,560.9      1,706.9      1,598.1

Property, plant and equipment, net                                  422.0        421.6        398.0
Other assets, net                                                    98.4         99.4        115.4
                                                              -----------  -----------  -----------
Total assets                                                  $   2,081.3  $   2,227.9  $   2,111.5
                                                              ===========  ===========  ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                              $       --   $      36.0  $      71.3
 Accounts payable                                                   284.1        312.6        225.7
 Accrued expenses                                                   253.6        318.7        279.6
 Income taxes payable                                               140.8        160.9        126.8
                                                              -----------  -----------  -----------

   Total current liabilities                                        678.5        828.2        703.4

Long-term debt, excluding current maturities                        590.5        591.3        582.3
Other non-current liabilities                                        80.3         80.3         71.4
                                                              -----------  -----------  -----------

  Total liabilities                                               1,349.3      1,499.8      1,357.1
                                                              -----------  -----------  -----------

Commitments and contingent liabilities

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized
  Series A junior participating, 300,000 shares designated
   and none issued                                                    --           --           --
  Series B convertible, 100,000 shares authorized;
   61,500 shares issued at June 30, 2002                              --           --          61.5
 Common stock, $1 par value, 650,000,000 shares authorized;
  236,033,000 shares issued                                         236.0        236.0        236.0
 Additional paid-in capital                                          67.8         70.0        140.4
 Retained earnings                                                2,116.6      2,002.5      1,889.8
 Treasury stock, at cost; 69,249,000, 64,306,000 and
  63,337,000 shares, respectively                                (1,687.8)    (1,579.9)    (1,570.9)
 Unearned deferred compensation                                       --           --          (1.9)
 Accumulated other comprehensive loss                                (0.6)        (0.5)        (0.5)
                                                              -----------  -----------  -----------
  Total stockholders' equity                                        732.0        728.1        754.4
                                                              -----------  -----------  -----------
Total liabilities and stockholders' equity                    $   2,081.3  $   2,227.9  $   2,111.5
                                                              ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.




                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
(In millions)                                                      2003       2002
 ------------                                                    --------   --------
Cash flows from operating activities:
Net income                                                       $  114.1   $  109.4
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                      45.5       48.9
  Provision for uncollectible accounts                                --         2.3
  Other items                                                         9.4        4.2
 Changes in operating assets and liabilities:
  Receivables                                                        68.7      123.9
  Inventories                                                       160.1      119.2
  Other current assets                                               (7.9)       0.8
  Accounts payable, accrued expenses and income taxes payable      (121.3)     (93.3)
                                                                 --------   --------
Net cash provided by operating activities                           268.6      315.4
                                                                 --------   --------

Cash flows from investing activities:
 Additions to property, plant and equipment                         (47.7)     (34.0)
 Proceeds from sale of property, plant and equipment                  0.1        4.1
 Other investing activities                                          (0.2)      (0.8)
                                                                 --------   --------
Net cash used in investing activities                               (47.8)     (30.7)
                                                                 --------   --------

Cash flows from financing activities:
 Purchases of treasury stock                                       (127.1)    (163.4)
 Sale of treasury stock to employee benefit plans                    18.8       22.7
 Proceeds from exercise of stock options                              1.3        7.5
 Dividends paid                                                       --        (1.5)
 Proceeds from financing obligation                                   --        32.1
 Changes in short-term borrowings, net                              (16.0)       --
 Repayments of long-term borrowings                                 (20.0)     (54.4)
                                                                 --------   --------
Net cash used in financing activities                              (143.0)    (157.0)
                                                                 --------   --------

Net increase in cash and cash equivalents                            77.8      127.7
Cash and cash equivalents, beginning of period                      446.5      401.4
                                                                 --------   --------
Cash and cash equivalents, end of period                         $  524.3   $  529.1
                                                                 ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements, which include the accounts of RadioShack Corporation and all domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission. Accordingly, we did not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation are included. However, our operating results for the six months ended June 30, 2003, do not necessarily indicate the results you might expect for the year ending December 31, 2003. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to our other SEC filings such as those on Form 10-Q.

NOTE 2 - ACCOUNTING POLICIES UPDATE
The following accounting policy provides additional information with respect to our accounting for cash consideration received from third party service providers and product vendors as a result of purchasing and promoting their products consistent with the provisions of Emerging Issues Task Force Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)". EITF 02-16, released in September 2002 with final consensus reached in March 2003, provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income.

Vendor Allowances: We receive allowances from third party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services. In accordance with EITF Issue No. 02-16, for all contracts entered into or modified after January 1, 2003, we consider vendor allowances as a reduction in the price of a vendor's products or services and record them as a component of cost of products sold when the related product or service is sold, unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products and services, in which case we record them when earned as an offset to the associated expense incurred to promote the applicable products and/or services. The effect of adopting the consensus reached in EITF 02-16 effective January 1, 2003 was not material to our consolidated financial statements.

NOTE 3 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share calculations for the three and six months ended June 30, 2003 and 2002, respectively. Basic EPS excludes the effects of potentially dilutive securities, while diluted EPS reflects the potential dilutive effects of stock options, awards and other securities.

                                                     Three Months Ended                      Three Months Ended
                                                        June 30, 2003                           June 30, 2002
                                           -------------------------------------   -------------------------------------
                                             Income       Shares      Per Share      Income       Shares      Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
 -------------------------------------     -----------  -----------  -----------   -----------  -----------  -----------
Net income                                   $ 57.5                                   $51.8
Less: Preferred stock dividends                 --                                     (1.1)
                                           -----------                             -----------

Basic EPS
Net income available to common
 stockholders                                  57.5        168.9        $0.34          50.7        174.4        $0.29
                                                                     ===========                             ===========

Effect of dilutive securities:
Dividends on Series B preferred stock           --                                      1.1
Additional contribution required for TESOP
 if preferred stock had been converted          --           --                        (1.1)         5.4
Stock options                                                0.9                                     1.7
                                           -----------  -----------                -----------  -----------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions       $ 57.5        169.8        $0.34         $50.7        181.5        $0.28
                                           ===========  ===========  ===========   ===========  ===========  ===========

                                                     Six Months Ended                        Six Months Ended
                                                       June 30, 2003                           June 30, 2002
                                           -------------------------------------   -------------------------------------
                                             Income       Shares      Per Share      Income        Shares     Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
 -------------------------------------     -----------  -----------  -----------   -----------  -----------  -----------
Net income                                   $114.1                                  $109.4
Less: Preferred stock dividends                 --                                     (2.3)
                                           -----------                             -----------

Basic EPS
Net income available to common
 stockholders                                 114.1        170.1        $0.67         107.1        175.6        $0.61
                                                                     ===========                             ===========

Effect of dilutive securities:
Dividends on Series B preferred stock           --                                      2.3
Additional contribution required for TESOP
 if preferred stock had been converted          --           --                        (2.3)         5.4
Stock options                                                0.7                                     1.5
                                           -----------  -----------                -----------  -----------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions       $114.1        170.8        $0.67        $107.1        182.5        $0.59
                                           ===========  ===========  ===========   ===========  ===========  ===========

Options to purchase 19.6 million and 19.8 million shares of common stock for the quarter and six month periods ended June 30, 2003, respectively, as compared to options to purchase 11.9 million shares of common stock for both comparable periods in the prior year, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the periods and the effect of their inclusion in the computation would have been antidilutive.

NOTE 4 - STOCK-BASED COMPENSATION
We account for our employee stock-based compensation plans under the intrinsic value method. Accordingly, no compensation expense has been recognized for our incentive stock plans, as the exercise price of options must be equal to or greater than 100% of the fair market value of a share of our common stock on the date of grant under these plans. The table below illustrates the effect on net income and net income available per common share as if we had accounted for our employee stock options under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                         ---------------------------   ---------------------------
(In millions, except per share amounts)                      2003           2002           2003           2002
---------------------------------------                  ------------   ------------   ------------   ------------
Net income, as reported                                     $ 57.5         $ 51.8         $114.1         $109.4
  Stock-based employee compensation expense
   included in reported net income, net of related tax
   effects                                                     3.2            2.9            5.8            6.1
  Total stock-based compensation expense determined
   under fair value method for all awards, net of
   related tax effects                                        (9.8)         (13.4)         (30.4)         (30.7)
                                                         ------------    -----------   ------------   ------------
Pro forma net income                                        $ 50.9         $ 41.3         $ 89.5         $ 84.8
                                                         ============   ============   ============   ============

Net income available per common share:
  Basic - as reported                                       $ 0.34         $ 0.29        $ 0.67          $ 0.61
  Basic - pro forma                                         $ 0.30         $ 0.23        $ 0.53          $ 0.47
  Diluted - as reported                                     $ 0.34         $ 0.28        $ 0.67          $ 0.59
  Diluted - pro forma                                       $ 0.30         $ 0.21        $ 0.52          $ 0.45


NOTE 5 - REVOLVING CREDIT FACILITY
In the second quarter of 2003, we replaced our existing $300.0 million 364-day revolving credit facility with an amended and restated 364-day revolving credit facility maturing in June 2004. A syndicate of 14 banks granted the new facility. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing
$300.0 million multi-year credit facility which expires in June 2007, will support commercial paper borrowings and is otherwise available for general corporate purposes.

NOTE 6 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2003 and 2002, was $57.4 million and $52.0 million, respectively, and comprehensive income for the six months ended June 30, 2003 and 2002, was $114.0 million and $109.6 million, respectively.

NOTE 7 - BUSINESS RESTRUCTURINGS
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores and at June 30, 2003, the balance in the restructuring reserve was $17.2 million, consisting of the remaining estimated real estate obligations to be paid. Additional provisions of $4.3 million and $5.2 million were added during the quarter and six months ended June 30, 2003, respectively, while costs of $3.4 million and $4.3 million were charged against this reserve during the corresponding periods, respectively. The balance in the restructuring reserve at June 30, 2003, includes $9.7 million in accrued expenses and $7.5 million in other non-current liabilities in the accompanying 2003 Consolidated Balance Sheet. These reserves represent the revised expected loss on the eventual disposition of these real estate obligations and are based on current comparable rates for leases in their respective markets. If these facilities' sublease income was to decline in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases, the longest of which is 16 years.

In 2001, we initiated an additional restructuring program related primarily to a general reduction of our corporate management and administrative labor force, mainly for early retirement and involuntary and voluntary employee severance, closure of our national commercial installation business, and closure of 35 underperforming stores. During the first quarter of 2002, we completed a significant portion of the remaining restructuring program, utilizing the reserves established in 2001. As of December 31, 2002, these restructuring activities were substantially complete, and we transferred $3.8 million of the remaining restructuring reserve to accrued expenses and the remaining balance of $2.8 million to other non-current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2002, to be used principally for the remaining cash commitments associated with the long-term compensation and lease commitment obligations.

NOTE 8 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes financial accounting and reporting standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. We adopted SFAS No. 150 effective May 31, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. We adopted FIN 45 on January 1, 2003, its effective date, and, aside from the disclosure provisions which we adopted as of December 31, 2002, have made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. We have not obtained or created any variable interest entities since January 31, 2003, and, therefore, have made no adjustments to our consolidated financial statements. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We adopted FIN 46 as of July 1, 2003, for entities acquired before February 1, 2003. We do not have any variable interest entities and, therefore, made no adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF No. 02-16 effective January 1, 2003, and the effect was not material to our consolidated financial statements as a result of this adoption.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses several years ago. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $200 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the contingent liabilities relating to these lease obligations.

NOTE 10 - LITIGATION
In October 2002, the court approved the final settlement of $29.9 million in a class action lawsuit, which was originally filed in March 2000 in Orange County, California. Actual payments under this lawsuit totaled $29.0 million. The lawsuit related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

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

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT
In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation, because we retained certain responsibilities during the lease term. Under a financing obligation, the assets remain on our balance sheet. This obligation has a three-year term expiring in 2005 with renewal options. The lessor is an unrelated third-party. We entered into this transaction in contemplation of and to facilitate the relocation of our corporate headquarters to a new custom-built corporate campus, currently being constructed and scheduled for occupation between the end of 2004 and the beginning of 2005.

NOTE 12 - SUBSEQUENT EVENTS
On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we previously filed. This settlement will be recorded in the third quarter of 2003 as other income of $10.5 million, net of legal expenses of $5.2 million paid as a result of the lawsuit.

In August 2003, we began exiting certain domestic manufacturing operations. Charges to be recognized during the third quarter of 2003 will be related to employee termination, as well as write downs and disposal of various assets. As of this filing date, charges have yet to be determined; however, it is currently anticipated that these costs will not exceed $15.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this document include forward-looking statements within the meaning of the federal securities laws. This includes statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to, the following factors.

General Business Factors
o Changes in the national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o  the disruption of international, national or regional transportation systems;
o  the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the occurrence of severe weather events or natural disasters, which could destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season; and
o the inability to timely manufacture or receive Asian shipments due to the potential reemergence of a SARS outbreak.

RadioShack Specific Factors
o The failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the inability to successfully execute our defined revenue growth drivers, our productivity growth drivers, and our process improvement drivers;
o the inability to maintain profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones and direct-to-home ("DTH") satellite programming;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third-party services offered by us;
o the inability to successfully maintain our business arrangements, including those with our third party product and service providers;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities; and
o  the inability to successfully execute alternative sales channel strategies.

RADIOSHACK RETAIL OUTLETS

The table below  shows  RadioShack's  retail  locations  categorized  by company
stores  and  dealer/franchise   outlets.  While  the  dealer  outlets  represent
approximately 28% of RadioShack's  locations,  sales to  dealer/franchisees  are less than 10% of our net sales and operating revenues, as indicated below.

                                   June 30,    March 31, December 31,  September 30,  June 30,
                                    2003        2003        2002          2002         2002
                                  ---------   ---------   ---------     ---------    ---------
Company-owned                       5,142       5,146       5,161         5,146        5,144
Dealer/franchise                    1,956       1,988       2,052         2,089        2,094
                                  ---------   ---------   ---------     ---------    ---------
Total number of retail outlets      7,098       7,134       7,213         7,235        7,238
                                  =========   =========   =========     =========    =========

In addition to our 5,142 company stores and 1,956 dealer/franchise outlets, our sales channels include the www.radioshack.com Web site, foreign dealers and catalog operations, as well as outbound and inbound telephone call centers.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    --------------------------     ---------------------------
(In millions)                            2003        2002               2003         2002
-------------                          --------    --------           --------     --------
Company retail sales                   $  966.7    $  934.7           $1,979.1     $1,892.6
Dealer/franchise sales                     41.3        42.0               81.9         96.2
                                       --------    --------           --------     --------
Total retail sales                      1,008.0       976.7            2,061.0      1,988.8

Retail support operations sales            17.0        21.4               34.3         43.7
                                       --------    --------           --------     --------
Net sales and operating revenues       $1,025.0    $  998.1           $2,095.3     $2,032.5
                                       ========    ========           ========     ========


Net Sales and Operating Revenues

Net sales and operating revenues increased 2.7% to $1,025.0 million for the quarter ended June 30, 2003, compared to $998.1 million in the corresponding prior year period. For the six months ended June 30, 2003, our overall sales increased 3.1% to $2,095.3 million, compared to $2,032.5 million for the same period in 2002. Comparable store sales increased 3% and 4% for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. Our sales increases for both the quarter and six-month periods were driven primarily by increased sales of wireless handsets. Additionally, increased sales of toys and special purpose batteries contributed to these increases. These sales increases were partially offset by decreased sales in our home entertainment department. Sales to our dealer/franchise outlets decreased 2% to $41.3 million and 15% to $81.9 million, respectively, for the quarter and six months ended June 30, 2003. The decrease in dealer/franchise sales for the six months ended June 30, 2003, was primarily due to a first quarter decline in DTH unit sales from the loss of DirecTV as a service provider to rural markets and a low adoption rate of the DISH Network in areas served by our dealer/franchise outlets. We expect a sales gain for our overall operations for 2003, as discussed in further detail below.

Retail support operations sales are generated from the outside sales of our retail support operations, consisting primarily of repair centers, domestic and overseas manufacturing, and RadioShack Installation Services. These sales decreased 20.6% for the quarter and 21.5% for the six months ended June 30, 2003, when compared to the corresponding 2002 periods. The decreases were the result of an overall decline in our commercial business.

Sales in the wireless communication department, which consists of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 13% and 14% for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were due to both an increase in our average selling price and an increase in sales of wireless handsets, as a result of our emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras. In addition, sales increases in both wireless services and accessories contributed to these sales increases. While there is no assurance that we can maintain past sales gain levels, we believe our plans, combined with upcoming new technologies such as "press to talk" and number portability, will result in continued wireless sales increases for 2003.

Sales in the wired communication department, which includes residential land-line telephones, answering machines and other related telephony products, decreased approximately 9% and 7%, for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. These sales decreases were primarily the result of a decline in sales of our call screening product, the "Telezapper." These decreases were partially offset by sales increases of cordless phones. We anticipate sales in this department will be down in 2003.

Sales in the radio communication department decreased 9% and 13% for the quarter and six months ended June 30, 2003, when compared to the corresponding prior year periods. These sales decreases were primarily the result of a decline in sales of Family Radio Service and CB radios and scanners and were partially offset by a sales increase of GPS devices. We believe sales in this department will be down for 2003, as compared to 2002.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased approximately 13% and 15%, for the quarter and six months ended June
30, 2003, respectively, when compared to the corresponding prior year periods. These sales decreases were primarily attributable to a decline in sales of satellite dishes and their related installation services, plus a decrease in home entertainment accessories sales, but were partially offset by increased sales of DVD players and televisions. We anticipate that the home entertainment department will have overall lower sales in 2003 compared to 2002.

Sales in the computer department, which includes desktop, laptop, and handheld computers and related accessories, as well as digital cameras and home networking products, increased approximately 2% and 7%, for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were due primarily to a sales increase in digital cameras, camcorders and related accessories, as well as computer accessories. Sales of laptop computers also contributed to the sales increase for the first half of 2003. These sales increases were partially offset by a decline in sales of desktop CPUs and monitors. We expect that sales in the computer department will increase in 2003, driven by sales of the products discussed above, particularly digital cameras and the related accessories, with this increase partially offset by a planned decrease in sales of desktop computers.

Sales for the power and technical department increased 2%, for both the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were primarily due to increased sales of general and special purpose batteries, which were substantially offset by decreased sales of bulk and packaged wire, as well as decreases for technical parts and tools. We anticipate a slight sales increase in this department in 2003 compared to 2002.

Sales for the personal electronics, toys and personal audio department increased 9% and 15%, for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were due primarily to the 2003 sales of micro radio-controlled cars and related accessories not available in the first half of 2002. Additionally, sales in this department increased as a result of increased sales of wellness products. We expect that sales in this department will continue to grow in 2003 as a result of new innovative product offerings and planned product line extensions in the remainder of the year.

Gross Profit

Gross profit dollars increased $11.1 million and $18.8 million for the quarter and six months ended June 30, 2003, respectively, but gross profit as a percent of net sales and operating revenues decreased 0.3 and 0.7 percentage points to 50.8% and 50.0%, respectively, when compared to the corresponding prior year periods. The percentage point decrease for the quarter was due in part to an increase in the wireless department's percentage of the total retail sales mix, as this department has a lower gross profit percentage than our company average. A gross profit percentage decrease in the personal electronics, toys and personal audio department also had a negative impact on the company's gross profit percentage for the quarter ended June 30, 2003. An increased gross profit percentage for our computer and home entertainment departments, however, positively impacted the overall gross profit percentage in the second quarter. For the six months ended June 30, 2003, the decrease in gross profit percentage resulted in part from a decrease in the wireless department's gross profit percentage, as well as from an increase in this department's sales volume. In addition, a decline in the gross profit percentage in the first quarter in the personal electronics, toys and personal audio department as a result of heavy promotional activity contributed to the company's six months' percentage point decrease. Increased sales volume and a gross profit percentage increase in the power and technical department also had a favorable effect on the overall gross profit percentages for the second quarter and first half of 2003. We anticipate that gross profit as a percentage of net sales and operating revenues will improve by up to 20 basis points by the end of 2003, compared to 2002, due primarily to the impact of supply chain management initiatives.

Selling, General and Administrative Expense

Our selling, general and administrative expense decreased 3.5% or $14.7 million for the quarter, but was flat for the six months ended June 30, 2003, when compared to the corresponding prior year periods. This represents a 2.5 and 1.2 percentage point decrease to 39.7% and 38.9% of net sales and operating revenues for the quarter and six months ended June 30, 2003, respectively, when compared to the corresponding prior year periods. However, excluding a $29.9 million litigation charge incurred in the second quarter of 2002 related to the tentative settlement of a class action lawsuit in the state of California, SG&A expense increased 3.9% or $15.2 million and 3.8% or $29.8 million for the three and six months ended June 20, 2003, respectively, compared to the corresponding prior year periods. The following table is a reconciliation of the adjusted SG&A expense to SG&A calculated in accordance with generally accepted accounting principles:

                           Three Months Ended            Increase/              Six Months Ended              Increase/
                                 June 30,               (Decrease)                 June 30,                  (Decrease)
                       --------------------------    -----------------     --------------------------    -----------------
(In millions)             2003            2002          2003 vs 2002          2003            2002          2003 vs 2002
-------------          ----------      ----------    -----------------     ----------      ----------    -----------------
SG&A expense            $ 406.6         $ 421.3           $(14.7)           $ 814.4         $ 814.5           $ (0.1)
Litigation charge           --            (29.9)            29.9               --             (29.9)            29.9
                       ----------      ----------    -----------------     ----------      ----------    -----------------
Adjusted SG&A expense   $ 406.6         $ 391.4           $ 15.2            $ 814.4         $ 784.6           $ 29.8
                       ==========      ==========    =================     ==========      ==========    =================

We believe that this presentation of adjusted SG&A is useful to investors because it provides a means of evaluating our operating performance and results on a comparable basis through the adjustment of amounts that, while they may possibly recur from time to time, do not typically recur on a quarterly basis. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends provided by our historical results exclusive of these items, as adjusted SG&A expense is an indicator to our investors of our goals and objectives.

An increase in insurance expense and, to a lesser extent, increases in both rent and payroll expense contributed to the increased adjusted SG&A expense in the second quarter of 2003. Insurance expense increased in both dollars and as a percentage of net sales and operating revenues for both the quarter and six months ended June 30, 2003, as a result of significant increases in health related claims and costs for workers' compensation. Rent expense for both periods increased in dollars as a result of slightly larger and better located stores, as well as rent inflation at mall locations. However, rent expense remained flat as a percentage of net sales and operating revenues due to increased sales. Payroll expense increased in dollars, but decreased slightly as a percentage of net sales and operating revenues for the quarter and six months ended June 30, 2003. These payroll increases were due primarily to variable cost increases for commission, bonuses and other incentives which resulted from higher store sales during the quarter and six months ended June 30, 2003. Management is currently reviewing opportunities to reduce SG&A expense, including, among other items, analyzing employee headcount, lowering our absorption of health insurance costs, and consolidating and outsourcing certain functions and operations. For the year ending December 31, 2003, we expect SG&A expense to increase in dollars, but remain at a similar percentage of net sales and operating revenues for 2003, as compared to 2002.

Net Interest Expense

Interest expense, net of interest income, for the quarter and six months ended June 30, 2003, was $1.8 million and $9.9 million, respectively, versus $8.6 million and $17.6 million for the comparable quarter and six months in 2002. Interest expense decreased $0.9 million and $2.1 million for the quarter and six months ended June 30, 2003, respectively. The decrease in interest expense was a result of lower average outstanding debt for 2003, favorable impact of our interest rate swaps and the capitalization of interest expense related to the construction of our new corporate campus for the quarter and six months ended June 30, 2003. Interest income increased $5.9 million and $5.6 million for the quarter and six months ended June 30, 2003, respectively, as a result of $6.2 million received from an IRS settlement. Interest expense, net of interest income, is expected to be lower during 2003, when compared to 2002. Interest expense will increase, beginning in 2005, when compared to 2004, due to the elimination of capitalized interest when the construction of our new corporate headquarters is scheduled to be completed.

Other Income

During the quarter and six months ended June 30, 2003, we received payments and recorded income of $0.7 million and $3.1 million, respectively, under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under this tax sharing agreement that was the subject of an arbitration dispute with O'Sullivan. This partial settlement followed a ruling in RadioShack's favor by the arbitration panel. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. There can be no assurances that we will receive a payment under the tax sharing agreement each quarter, nor can we give any assurances as to the amount of payment to be received each quarter.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the quarter and six months ended June 30, 2003, was 36.5% and 37.3%, respectively, as compared to 38.0% for the corresponding prior year periods. The decrease in the effective tax rate for both the quarter and six months ended June 30, 2003, was the result of an IRS settlement related to prior year tax matters. The effective tax rate for the remainder of 2003 will be slightly lower as compared to 2002 as a result of this settlement.

Subsequent Events

On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we previously filed. This settlement will be recorded in the third quarter of 2003 as other income of $10.5 million, net of legal expenses of $5.2 million paid as a result of the lawsuit.

In August 2003, we began exiting certain domestic manufacturing operations. Charges to be recognized during the third quarter of 2003 will be related to employee termination, as well as write downs and disposal of various assets. As of this filing date, charges have yet to be determined; however, it is currently anticipated that these costs will not exceed $15.0 million.

Recently-Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. We adopted SFAS No. 146 effective January 1, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes financial accounting and reporting standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. We adopted SFAS No. 150 effective May 31, 2003, and have made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. We adopted FIN 45 on January 1, 2003, its effective date, and, aside from the disclosure provisions which we adopted as of December 31, 2002, have made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. We have not obtained or created any variable interest entities since January 31, 2003, and, therefore, have made no adjustments to our consolidated financial statements. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of July 1, 2003. We adopted FIN 46 as of July 1, 2003, for entities acquired before February 1, 2003. We do not have any variable interest entities and, therefore, made no adjustments to our consolidated financial statements as a result of this adoption.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF No. 02-16 effective January 1, 2003, and the effect was not material to our consolidated financial statements as a result of this adoption.

FINANCIAL CONDITION

Cash flow provided by operating activities was $268.6 million for the six month period ended June 30, 2003, compared to $315.4 million in the prior year comparable period.

At June 30, 2003, changes in accounts receivable had provided $68.7 million in cash since December 31, 2002, compared to $123.9 million in cash provided for the six months ended June 30, 2002. Cash provided by accounts receivable for these corresponding periods was due to reductions in vendor and service provider receivables and dealer/franchise receivables, as a result of increased collections and lower sales of satellite television hardware.

At June 30, 2003, changes in inventory had provided $160.1 million in cash since December 31, 2002, compared to $119.2 million in cash provided for the six months ended June 30, 2002. The decrease in inventory since December 31, 2002, was primarily the result of supply chain initiatives, including a greater focus on weeks-of-supply.

In addition, during the first half of 2003, $47.6 million more in cash was used for accounts payable and $11.3 million more in cash used by accrued expenses, partially offset by $30.9 million more in cash provided by income taxes payable, compared to the first half of 2002.

Cash used in investing activities for the six months ended June 30, 2003, was $47.8 million, compared to $30.7 million in the previous year. Investing activities for the six months ended June 30, 2003, included capital expenditures totaling $47.7 million, compared to $34.0 million in 2002, primarily for our new retail stores and remodels, information systems upgrades and our new corporate campus. We anticipate that our capital expenditure requirements for 2003 will be approximately $190.0 million to $210.0 million, compared to total capital
expenditures   of  $106.8   million  for  the  year  ended  December  31,  2002.
Approximately $70.0 million of the increase over 2002 relates to the construction of our new corporate headquarters, which we plan to finance through cash from operations and, if needed, existing cash and cash equivalents.

Cash used in financing activities for the six months ended June 30, 2003, was $143.0 million, compared to a $157.0 million cash usage in the previous year. We repurchased $127.1 million of common stock during the six months ended June 30, 2003, compared to $163.4 million during the same period of 2002, under our board approved repurchase programs. These repurchases during the first six months of 2003 and 2002 were partially funded by $20.1 million and $30.2 million, respectively, received from the sale of treasury stock to employee benefit plans and from stock option exercises. Preferred dividends paid, net of tax, amounted to $1.5 million for the six months ended June 30, 2002. There were no preferred dividends paid for the six months ended June 30, 2003, due to the conversion of our preferred stock to common stock at December 31, 2002. Additionally, we used $34.4 million less in cash for the repayment of our long-term borrowings for the six months ended June 30, 2003, when compared to the corresponding prior year period.

At June 30, 2003, total capitalization was $1,322.5 million, which consisted of $590.5 million of debt and $732.0 million of stockholders' equity, resulting in a total debt to capitalization ratio of 44.7%. The total debt to capitalization ratio was 46.3% at December 31, 2002, and 46.4% at June 30, 2002. These decreases were primarily the result of a reduction in total debt of $36.8 million and $59.3 million for the periods ended December 31, 2002, and June 30, 2002, respectively. Long-term debt as a percentage of capitalization was 44.7% and 43.6% at June 30, 2003, and December 31, 2002, respectively, compared to 41.4% at June 30, 2002. The increases since June 30, 2002, and December 31, 2002, were both due to the financing obligation resulting from the sale and lease-back of our corporate technology center building and the reduction of equity in 2002.

In the second quarter of 2003, we replaced our existing $300.0 million 364-day revolving credit facility with an amended and restated 364-day revolving credit facility maturing in June 2004. A syndicate of 14 banks granted the new facility. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing
$300.0 million multi-year credit facility which expires in June 2007, will support commercial paper borrowings and is otherwise available for general corporate purposes.

We had $524.3 million in cash and cash equivalents at June 30, 2003, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility and could be utilized in the event the commercial paper market is unavailable to us. However, we currently do not expect that the commercial paper market would be unavailable to us, causing us to utilize the credit facility. As of June 30, 2003, we had no commercial paper outstanding and had not utilized our credit facility.

On June 26, 2003, we entered into an interest rate swap agreement with a maturity of May 2011, which effectively converts a portion of our long-term fixed rate debt to a variable rate. We entered into this agreement to balance our fixed versus floating rate debt portfolio to take advantage of lower short-term interest rates. The notional amount of debt underlying the interest rate swap is $100.0 million. Under this agreement, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 7.375%. We have designated this agreement as a fair value hedging instrument.

We repurchased 2.5 million and 5.0 million shares of our common stock for $61.2 million and $111.6 million for the quarter and six months ended June 30, 2003, respectively, under our share repurchase programs. On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which is in addition to our 25.0 million share repurchase program that was completed during the second quarter. This leaves 13.7 million shares available as of July 31, 2003, to be repurchased under this new program. We anticipate that we will repurchase between $200.0 million and $250.0 million of our common stock during 2003. The funding required for these share repurchases will come from cash generated from net sales and operating revenues and cash and cash equivalents. We will also repurchase additional shares in the open market to offset the sale of shares to our employee benefit plans.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was $220.9 million for the six months ended June 30, 2003, compared to $279.9 million for the corresponding period in 2002. This decrease in free cash flow was due primarily to lower working capital improvements in the first half of 2003, when compared to the corresponding prior year period. We expect free cash flow to be approximately $225.0 to $265.0 million for 2003, compared to $375.0 million in 2002. The anticipated decrease in free cash flow from 2003 to 2002 is primarily related to the increase in 2003 capital expenditures, as described above. We believe free cash flow is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which was $268.6 million and $315.4 million for the six months ended June 30, 2003 and 2002, respectively.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

                                             Six Months Ended June 30,     Year Ended December 31,
                                             ------------------------     ------------------------
(In millions)                                   2003          2002                   2002
-------------                                ----------    ----------             ----------
Net cash provided by operating activities    $  268.6      $  315.4               $  521.6
Less:
 Additions to property, plant and equipment      47.7          34.0                  106.8
 Dividends paid                                   --            1.5                   39.8
                                             ----------    ----------             ----------

Free cash flow                               $  220.9      $  279.9               $  375.0
                                             ==========    ==========             ==========


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At June 30, 2003, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2002, and the swap described previously under Financial Condition in MD&A above. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions allow.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt, due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In October 2002, the court approved the final settlement of $29.9 million in a class action lawsuit tentatively agreed to in June 2002, which was originally filed in March 2000 in Orange County, California. Actual payments under this lawsuit totaled $29.0 million. The lawsuit, related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)     We held our Annual Meeting of Stockholders on May 15, 2003.

b) At the meeting, stockholders elected directors to serve for the ensuing year. Out of the 169,563,463 eligible votes, 137,213,648 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

                                           VOTES              VOTES
        NAME OF DIRECTOR                    FOR              WITHHELD
       ---------------------------    ---------------    ---------------

        Frank J. Belatti                121,560,431        15,653,217
        Ronald E. Elmquist              121,580,616        15,633,032
        Robert S. Falcone               125,160,142        12,053,506
        Daniel R. Feehan                125,115,554        12,098,094
        Richard J. Hernandez             99,845,123        37,368,525
        Lawrence V. Jackson             121,646,674        15,566,974
        Robert J. Kamerschen            122,362,244        14,851,404
        L. Eugene Lockhart              125,096,129        12,117,518
        Jack L. Messman                 122,334,539        14,879,109
        William G. Morton, Jr.          125,592,108        11,621,540
        Thomas G. Plaskett              121,593,361        15,620,287
        Leonard H. Roberts              124,864,697        12,348,951
        Edwina D. Woodbury              125,837,953        11,375,695

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 19, which immediately precede such exhibits.

         b) Reports on Form 8-K.

             We filed a Form 8-K with the SEC on April 22, 2003, in which we furnished an earnings release reporting our results of operations for the quarter ended March 31, 2003.

             Additionally, we filed a Form 8-K with the SEC on April 25, 2003, in which we furnished a transcript of a conference call held on April 22, 2003, concerning our results of operations for the quarter ended March 31, 2003.

             We also filed a Form 8-K with the SEC on July 22, 2003, in which we furnished an earnings release reporting our results of operations for the quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  RadioShack Corporation
                                                       (Registrant)



Date:  August 12, 2003                  By  /s/     David P. Johnson
                                            ------------------------------------
                                                    David P. Johnson
                                            Senior Vice President and Controller
                                                  (Authorized Officer)



Date:  August 12, 2003                      /s/     Michael D. Newman
                                            ------------------------------------
                                                    Michael D. Newman
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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

10a* Amended and Restated 364-Day Credit Agreement (Facility A) dated as of June 18, 2003 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent and Lender, Fleet National Bank as Syndication Agent and Lender, Keybank National Association and Wachovia Bank, National Association as Documentation Agents and Lenders, Citigroup Global markets Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead Arranger and Bookrunner.

10b* Amendment No. 1 to the Five Year Credit Agreement (Facility B) dated as of June 18, 2003.

12* Statements of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*               Section 1350 Certifications.**

----------------------------

*        Filed with this report
**       These Certifications shall not be deemed "filed" for purposes of
         Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registration statement specifically incorporates it by reference.

                                                                     Exhibit 10a

                  AMENDED AND RESTATED 364-DAY CREDIT AGREEMENT

                            Dated as of June 18, 2003


                RADIOSHACK CORPORATION, a Delaware corporation (the "Borrower"), the banks, financial institutions and other institutional lenders (collectively, the "Initial Lenders") party hereto, BANK OF AMERICA, N.A., as administrative agent, FLEET NATIONAL BANK, as syndication agent, KEYBANK NATIONAL ASSOCIATION and WACHOVIA BANK, NATIONAL ASSOCIATION, as co-documentation agents, CITIBANK, N.A., as administrative agent and paying agent (the "Agent") for the Lenders (as defined in the Existing Credit Agreement referred to below) and CITIGROUP GLOBAL MARKETS INC. and BANC OF AMERICA SECURITIES LLC, as joint lead arrangers and bookrunners, hereby agree as follows:

                             PRELIMINARY STATEMENTS

                (1) The Borrower is party to a 364-Day Credit Agreement dated as of June 19, 2002 (as amended, supplemented or otherwise modified from time to time to (but not including) the date of this Amendment and Restatement, the "Existing Credit Agreement") with the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as Agent for the Lenders and such other lenders. Capitalized terms not otherwise defined in this Amendment and Restatement shall have the same meanings as specified in the Existing Credit Agreement.

                (2) The parties to this Amendment and Restatement desire to amend the Existing Credit Agreement as set forth herein and to restate the Existing Credit Agreement in its entirety to read as set forth in the Existing Credit Agreement with the following amendments.

                (3) The Borrower has requested that the Lenders agree to extend credit to it from time to time in an aggregate principal amount of up to $300,000,000 for general corporate purposes of the Borrower and its Subsidiaries not otherwise prohibited under the terms of this Amendment and Restatement. The Lenders have indicated their willingness to agree to extend credit to the Borrower from time to time in such amount on the terms and conditions of this Amendment and Restatement.

                SECTION 1. Amendments to the Existing Credit Agreement. Effective as of the date of this Amendment and Restatement and subject to the satisfaction of the conditions precedent set forth in Section 2, the Existing Credit Agreement is hereby amended as follows:

                (a) Section 1.01 is amended by deleting the definitions of "Commitment", "Lenders" and "Termination Date" set forth therein and replacing them, respectively, with the following new definitions thereof:

                "Commitment" means, with respect to any Lender at any time, the amount set forth opposite such Lender's name on Schedule I hereto under the caption "Commitment" or, if such Lender has entered into one
        or more Assumption  Agreements or Assignments  and  Acceptances,   set
        forth for such Lender in the Register maintained by the Agent pursuant to Section 8.07(d) as such Lender's "Commitment", as such amount may be reduced at or prior to such time pursuant to
        Section 2.05.

                "Lenders" means, collectively, the Initial Lenders, each Assuming Lender that shall become a party hereto pursuant to Section
        2.18 and each Person that shall become a party hereto pursuant to
        Section 8.07.

                "Termination Date" means the earlier of (a) June 16, 2004, subject to the extension thereof pursuant to Section 2.18 and (b) the date of termination in whole of the Commitments pursuant to
        Section 2.05 or 6.01; provided, however, that the Termination Date of any Lender that is a Non-Consenting Lender to any requested extension pursuant to Section 2.18 shall be the Termination Date in effect immediately prior to the applicable Extension Date for all purposes of this Agreement.

                (b) Section 4.01(e) is amended (i) by replacing the date "December 31, 2001" with the date "December 31, 2002" and (ii) by replacing the date "March 31, 2002" with the date "March 31, 2003" in each place such date appears.

                (c) Section 4.01(j) is amended by replacing the date "December 31, 2001" with the date "December 31, 2002".

                (d)     Section 8.02 is amended in full to read as follows:

                SECTION 8.02. Notices, Etc. (a) All notices and other communications provided for hereunder shall be either (x) in writing (including telecopier, telegraphic or telex communication) and mailed, telecopied, telegraphed, telexed or delivered or (y) as and to the extent set forth in Section 8.02(b) and in the proviso to this Section 8.02(a), if to the Borrower, at its address at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102, Attention: Martin Moad, Treasurer, if to any Initial Lender, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at Two Penns Way, New Castle, Delaware 19720, Attention: Bank Loan Syndications Department; or, as to the Borrower or the Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent, provided that materials required to be delivered pursuant to Section 5.01(i)(i), (ii) or (iv) shall be delivered to the Agent as specified in Section 8.02(b) or as otherwise specified to the Borrower by the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed or e-mailed, be effective when deposited in the mails, telecopied, delivered to the telegraph company or confirmed by e-mail, respectively, except that notices and communications to the Agent pursuant to Article II, III or VII shall not be effective until received by the Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

                (b) So long as Citicorp or any of its Affiliates is the Agent, materials required to be delivered pursuant to Section 5.01(i)(i), (ii) and (iv) (the "Communications") may be delivered to the Agent in an electronic medium in a format acceptable to the Agent and the Lenders by e-mail at oploanswebadmin@citigroup.com. The Borrower agrees that the Agent may make such materials , as well as any other written information, documents, instruments and other material relating to the Borrower, any of its Subsidiaries or any other materials or matters relating to this Agreement, the Notes or any of the transactions contemplated hereby available to the Lenders by posting such notices on Intralinks,"e-Disclosure", the Agent's internet delivery system that is part of Fixed Income Direct, Global Fixed Income's primary web portal, or a substantially similar electronic system (the "Platform"). The Borrower acknowledges that
        (i) the distribution of material through an electronic medium is not necessarily secure and that there are confidentiality and other risks associated with such distribution, (ii) the Platform is provided "as is" and "as available" and (iii) neither the Agent nor any of its Affiliates warrants the accuracy, adequacy or completeness of the Communications or the Platform and each expressly disclaims liability for errors or omissions in the Communications or the Platform. No warranty of any kind, express, implied or statutory, including, without limitation, any warranty of merchantability, fitness for a particular purpose, non-infringement of third party rights or freedom from viruses or other code defects, is made by the Agent or any of its Affiliates in connection with the Platform.

                (c) Each Lender agrees that notice to it (as provided in the next sentence) (a "Notice") specifying that any Communications have been posted to the Platform shall constitute effective delivery of such information, documents or other materials to such Lender for purposes of this Agreement; provided that if requested by any Lender the Agent shall deliver a copy of the Communications to such Lender by email or telecopier. Each Lender agrees (i) to notify the Agent in writing of such Lender's e-mail address to which a Notice may be sent by electronic transmission (including by electronic communication) on or before the date such Lender becomes a party to this Agreement (and from time to time thereafter to ensure that the Agent has on record an effective e-mail address for such Lender) and
        (ii) that any Notice may be sent to such e-mail address.

                (e) Section 8.08 is amended by adding to the end thereof a new sentence to read as follows:

        Notwithstanding anything herein to the contrary, the Borrower and its officers, directors, employees, agents and advisors and the Lenders and their officers, directors, employees, agents and advisors may disclose to any and all Persons, without limitation of any kind, the U.S. tax treatment and tax structure of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are provided to the Borrower or the Lenders, as the case may be, if any, solely relating to such U.S. tax treatment and tax structure.

                (f)     Schedule I is deleted in its entirety and replaced with
Schedule I to this Amendment and Restatement.

                SECTION 2. Conditions of Effectiveness of this Amendment and Restatement. This Amendment and Restatement shall become effective as of the date first above written (the "Restatement Effective Date") when and only if:

                (a) The Agent shall have received counterparts of this Amendment and Restatement executed by the Borrower and all of the Initial Lenders or, as to any of the Initial Lenders, advice satisfactory to the Agent that such Initial Lender has executed this Amendment and Restatement.

                (b) The Agent shall have received on or before the Restatement Effective Date the following, each dated such date and (unless otherwise specified below) in form and substance satisfactory to the Agent and in sufficient copies for each Initial Lender:

                        (i) Certified copies of the resolutions of the Board of Directors of the Borrower approving the Existing Credit Agreement and authorizing this Amendment and Restatement, and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to the Existing Credit Agreement, as amended hereby, and the Notes.

                        (ii) A certificate of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign this Amendment and Restatement and the Notes and the other documents to be delivered hereunder.

                        (iii) A favorable opinion of Mark C. Hill, Vice President, Secretary and General Counsel of the Borrower, substantially in the form of Exhibit D to the Existing Credit Agreement but with such modifications as are required to address the Existing Credit Agreement, as amended by this Amendment and Restatement, and as to such other matters as any Lender through the Agent may reasonably request.

                        (iv) A favorable opinion of Shearman & Sterling, counsel for the Agent, in form and substance satisfactory to the Agent.

                (c) On the Restatement Effective Date, the following statements shall be true and the Agent shall have received for the account of each Lender a certificate signed by a duly authorized officer of the Borrower, dated the Restatement Effective Date, stating that:

                        (i)     The representations and warranties contained in
                Section 4.01 of the Existing Credit Agreement, as amended hereby, are correct on and as of the Restatement Effective Date, before and after giving effect to the Restatement Effective Date, as though made on and as of such date, and

                        (ii) No event has occurred and is continuing, or shall occur as a result of the occurrence of the Restatement Effective Date, that constitutes a Default.

                SECTION 3. Reference to and Effect on the Existing Credit Agreement and the Notes. (a) On and after the effectiveness of this Amendment and Restatement, each reference in the Existing Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Existing Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Existing Credit Agreement, shall mean and be a reference to the Existing Credit Agreement, as amended by this Amendment and Restatement.

                (b) The Existing Credit Agreement and the Notes, as specifically amended by this Amendment and Restatement, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

                (c) Without limiting any of the other provisions of the Existing Credit Agreement, as amended by this Amendment and Restatement, any references in the Existing Credit Agreement to the phrases "on the date hereof", "on the date of this Agreement" or words of similar import shall mean and be a reference to the date of the Existing Credit Agreement (which is June 19, 2002).

                SECTION 4. Costs and Expenses. The Borrower agrees to pay on demand all reasonable out-of-pocket costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and Restatement, the Notes and the other documents to be delivered hereunder (including, without limitation, the reasonable and documented fees and expenses of counsel for the Agent with respect hereto and thereto) in accordance with the terms of Section 8.04 of the Existing Credit Agreement.

                SECTION 5. Execution in Counterparts. This Amendment and Restatement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment and Restatement by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment and Restatement.

                SECTION 6. Governing Law. This Amendment and Restatement shall be governed by, and construed in accordance with, the laws of the State of New York.

                IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                             RADIOSHACK CORPORATION

                                             By __________________________
                                                 Title:

                                             CITIBANK, N.A.,
                                                as Agent

                                             By __________________________
                                                 Title:

                                 Initial Lenders

                                             CITIBANK, N.A.

                                             By __________________________
                                                 Title:

                                             BANK OF AMERICA, N.A.

                                             By __________________________
                                                 Title:

                                             KEYBANK NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             FLEET NATIONAL BANK

                                             By __________________________
                                                 Title:

                                             WACHOVIA BANK, NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             THE BANK OF NEW YORK

                                             By __________________________
                                                 Title:

                                             ROYAL BANK OF CANADA

                                             By __________________________
                                                 Title:

                                             SUNTRUST BANK

                                             By __________________________
                                                 Title:

                                             U.S. BANK NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             WELLS FARGO BANK, NATIONAL
                                             ASSOCIATION

                                             By __________________________
                                                 Title:

                                             FIFTH THIRD BANK

                                             By __________________________
                                                 Title:

                                             NATIONAL CITY BANK

                                             By __________________________
                                                 Title:

                                             HIBERNIA NATIONAL BANK

                                             By __________________________
                                                 Title:

                                             THE HUNTINGTON NATIONAL BANK

                                             By __________________________
                                                 Title:



                                                                                                  SCHEDULE I
                                                                                      RADIOSHACK CORPORATION
                                                                                    364-DAY CREDIT AGREEMENT
                                                                                  APPLICABLE LENDING OFFICES
---------------------------- -------------------- ------------------------------ ---------------------------
Name of Initial Lender          Commitment        Domestic Lending Office        Eurodollar Lending Office
---------------------------- -------------------- ------------------------------ ---------------------------
Bank of America, N.A.           $38,000,000.00    1850 Gateway Blvd 5th Floor    1850 Gateway Blvd 5th
                                                  Concord, CA  94520-3282        Floor
                                                  Attn: Nina Lemmer              Concord, CA 94520-3282
                                                  T: 925-675-7478                Attn: Nina Lemmer
                                                  F: 888-969-9281                T: 925-675-7478
                                                                                 F: 888-969-9281
---------------------------- -------------------- ------------------------------ ---------------------------
Bank of New York                $20,000,000.00    One Wall Street - 8th floor    One Wall Street - 8th
                                                  New York, NY  10286            floor
                                                  Attn:  Diane Burgess           New York, NY  10286
                                                  T:  212 635-1311               Attn:  Diane Burgess
                                                  F:  212 635-1483               T:  212 635-1311
                                                                                 F:  212 635-1483
---------------------------- -------------------- ------------------------------ ---------------------------
Citibank, N.A.                  $38,000,000.00    Two Penns Way, Suite 200       Two Penns Way, Suite 200
                                                  New Castle, DE  19720          New Castle, DE  19720
                                                  Attn:  Vincent Farrell         Attn:  Vincent Farrell
                                                  T:  302 894-6032               T:  302 894-6032
                                                  F:  302 894-6120               F:  302 894-6120
---------------------------- -------------------- ------------------------------ ---------------------------
Fifth Third Bank                $12,500,000.00    38 Fountain Square Plaza       38 Fountain Square Plaza
                                                  MD 10904                       MD 10904
                                                  Cincinnati, OH  45263          Cincinnati, OH  45263
                                                  Attn:  Chris Motley            Attn:  Chris Motley
                                                  T:  513 579-4110               T:  513 579-4110
                                                  F:  513 744-5947               F:  513 744-5947
---------------------------- -------------------- ------------------------------ ---------------------------
Fleet National Bank             $33,000,000.00    100 Federal Street             100 Federal Street
                                                  MADE 10809A                    MADE 10809A
                                                  Boston, MA  02110              Boston, MA  02110
                                                  Attn:  Kalams Herald           Attn:  Kalams Herald
                                                  T:  617 434-3780               T:  617 434-3780
                                                  F:  617 434-9933               F:  617 434-9933
---------------------------- -------------------- ------------------------------ ---------------------------
Hibernia National Bank           $7,500,000.00    313 Carondelet Street          313 Carondelet Street
                                                  New Orleans, LA  70130         New Orleans, LA  70130
                                                  Attn:  Shelly Strada           Attn:  Shelly Strada
                                                  T:  504 533-2808               T:  504 533-2808
                                                  F:  504 533-5344               F:  504 533-5344
---------------------------- -------------------- ------------------------------ ---------------------------
The Huntington National Bank     $7,500,000.00    The Huntington Center          The Huntington Center
                                                  Columbus, OH  43287            Columbus, OH  43287
                                                  Attn:  Aaron Maltry            Attn:  Aaron Maltry
                                                  T:  614 480-5778               T:  614 480-5778
                                                  F:  614 480-5791               F:  614 480-5791
---------------------------- -------------------- ------------------------------ ---------------------------
KeyBank National Association    $33,000,000.00    127 Public Square              127 Public Square
                                                  Cleveland, OH  44114           Cleveland, OH  44114
                                                  Attn:  Laura Binkley           Attn:  Laura Binkley
                                                  T:  216 689-4448               T:  216 689-4448
                                                  F:  216 689-4981               F:  216 689-4981
---------------------------- -------------------- ------------------------------ ---------------------------



---------------------------- -------------------- ------------------------------ ---------------------------
National City Bank              $12,500,000.00    155 East Broad Street          155 East Broad Street
                                                  Columbus, OH                   Columbus, OH
                                                  Attn:  Vicki Niemela           Attn:  Vicki Niemela
                                                  T:  614 463-7133               T:  614 463-7133
                                                  F:  614 463-8572               F:  614 463-8572
---------------------------- -------------------- ------------------------------ ---------------------------
Royal Bank of Canada            $20,000,000.00    One Liberty Plaza, 3rd Floor   One Liberty Plaza, 3rd
                                                  New York, NY  10006            Floor
                                                  Attn:  Gordon MacArthur        New York, NY  10006
                                                  T:  212 428-2324               Attn:  Gordon MacArthur
                                                  F:  212 428-6459               T:  212 428-2324
                                                                                 F:  212 428-6459
---------------------------- -------------------- ------------------------------ ---------------------------
SunTrust Bank                   $15,000,000.00    303 Peachtree Street, 10th     303 Peachtree Street,
                                                  Floor                          10th Floor
                                                  Atlanta, GA                    Atlanta, GA
                                                  Attn:  Roshawn Orise           Attn:  Roshawn Orise
                                                  T:  404 230-1939               T:  404 230-1939
                                                  F:  4040 575-2730              F:  4040 575-2730
---------------------------- -------------------- ------------------------------ ---------------------------
U.S. Bank National              $15,000,000.00    400 City Center                400 City Center
Association                                       Mail Code:  OS-WI-CCO          Mail Code:  OS-WI-CCO
                                                  Oshkosh, WI  54901             Oshkosh, WI  54901
                                                  Attn:  Connie Sweeney          Attn:  Connie Sweeney
                                                  T:  920 237-7604               T:  920 237-7604
                                                  F:  920 237-7993               F:  920 237-7993
---------------------------- -------------------- ------------------------------ ---------------------------
Wachovia Bank, National         $33,000,000.00    201 S. College Street, CP-17   201 S. College Street,
Association                                       Charlotte, NC  28288           CP-17
                                                  Attn:  Cynthia Rawson          Charlotte, NC  28288
                                                  T:  704 374-4425               Attn:  Cynthia Rawson
                                                  F:  704 383-7997               T:  704 374-4425
                                                                                 F:  704 383-7997
---------------------------- -------------------- ------------------------------ ---------------------------
Wells Fargo Bank, National      $15,000,000.00    201 Third Street, 8th Floor    201 Third Street, 8th
Association                                       MAC A0187-081                  Floor
                                                  San Francisco, CA  94103       MAC A0187-081
                                                  Attn:  Rosanna Roxas           San Francisco, CA  94103
                                                  T:  415 477-5425               Attn:  Rosanna Roxas
                                                  F:  415 979-0675               T:  415 477-5425
                                                                                 F:  415 979-0675
---------------------------- -------------------- ------------------------------ ---------------------------
Total of Commitments:           $300,000,000

                                                                     Exhibit 10b

                             AMENDMENT NO. 1 TO THE
                           FIVE YEAR CREDIT AGREEMENT

                                                Dated as of June 18, 2003

                AMENDMENT NO. 1 TO THE FIVE YEAR CREDIT AGREEMENT among RADIOSHACK CORPORATION, a Delaware corporation (the "Borrower"), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the "Lenders") and CITIBANK, N.A., as agent (the "Agent") for the Lenders.

                PRELIMINARY STATEMENTS:

                (1) The Borrower, the Lenders and the Agent have entered into a Five Year Credit Agreement dated as of June 19, 2002 (the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment have the same meanings as specified in the Credit Agreement.

                (2) The Borrower and the Lenders have agreed to amend the Credit Agreement as hereinafter set forth.

                SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2, hereby amended as follows:

                (a)     Section 8.02 is amended in full to read as follows:

                SECTION 8.02. Notices, Etc. (a) All notices and other communications provided for hereunder shall be either (x) in writing (including telecopier, telegraphic or telex communication) and mailed, telecopied, telegraphed, telexed or delivered or (y) as and to the extent set forth in Section 8.02(b) and in the proviso to this Section 8.02(a), if to the Borrower, at its address at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102, Attention: Martin Moad, Treasurer, if to any Initial Lender, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at Two Penns Way, New Castle, Delaware 19720, Attention: Bank Loan Syndications Department;
        or, as to the Borrower or the         Agent, at such other address as
        shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Agent, provided that materials required to be delivered pursuant to
        Section 5.01(i)(i), (ii) or (iv) shall be delivered to the Agent as specified in Section 8.02(b) or as otherwise specified to the Borrower by the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed or e-mailed, be effective when deposited in the mails, telecopied, delivered to the telegraph company or confirmed by e-mail, respectively, except that notices and communications to the Agent pursuant to Article II, III or VII shall not be effective until received by the Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

                (b) So long as Citicorp or any of its Affiliates is the Agent, materials required to be delivered pursuant to Section 5.01(i)
        (i), (ii) and (iv) (the "Communications") may be delivered to the Agent in an electronic medium in a format acceptable to the Agent and the Lenders by e-mail at oploanswebadmin@citigroup.com. The Borrower agrees that the Agent may make such materials, as well as any other written information, documents, instruments and other material relating to the Borrower, any of its Subsidiaries or any other materials or matters relating to this Agreement, the Notes or any of the transactions contemplated hereby available to the Lenders by posting such notices on Intralinks, "e-Disclosure", the Agent's internet delivery system that is part of Fixed Income Direct, Global Fixed Income's primary web portal, or a substantially similar electronic system (the "Platform"). The Borrower acknowledges that (i) the distribution of material through an electronic medium is not necessarily secure and that there are confidentiality and other risks associated with such distribution,
        (ii) the Platform is provided "as is" and "as available" and (iii) neither the Agent nor any of its Affiliates warrants the accuracy, adequacy or completeness of the Communications or the Platform and each expressly disclaims liability for errors or omissions in the Communications or the Platform. No warranty of any kind, express, implied or statutory, including, without limitation, any warranty of merchantability, fitness for a particular purpose, non-infringement of third party rights or freedom from viruses or other code defects, is made by the Agent or any of its Affiliates in connection with the Platform.

                (c) Each Lender agrees that notice to it (as provided in the next sentence) (a "Notice") specifying that any Communications have been posted to the Platform shall constitute effective delivery of such information, documents or other materials to such Lender for purposes of this Agreement; provided that if requested by any Lender the Agent shall deliver a copy of the Communications to such Lender by email or telecopier. Each Lender agrees (i) to notify the Agent in writing of such Lender's e-mail address to which a Notice may be sent by electronic transmission (including by electronic communication) on or before the date such Lender becomes a party to this Agreement (and from time to time thereafter to ensure that the Agent has on record an effective e-mail address for such Lender) and
        (ii) that any Notice may be sent to such e-mail address.

                (b) Section 8.08 is amended by adding to the end thereof a new sentence to read as follows:

        Notwithstanding anything herein to the contrary, the Borrower and its officers, directors, employees, agents and advisors and the Lenders and their officers, directors, employees, agents and advisors may disclose to any and all Persons, without limitation of any kind, the U.S. tax treatment and tax structure of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are provided to the Borrower or the Lenders, as the case may be, if any, solely relating to such U.S. tax treatment and tax structure.

                SECTION 2. Conditions of Effectiveness. This Amendment shall become effective as of the date first above written when, and only when, on or before June 18, 2003 the Agent shall have received counterparts of this Amendment executed by the Borrower and the Required Lenders or, as to any of the Lenders, advice satisfactory to the Agent that such Lender has executed this Amendment. This Amendment is subject to the provisions of Section 8.01 of the Credit Agreement.

                SECTION 3. Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:

                (a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction indicated in the recital of parties to this Amendment.

                (b) The execution, delivery and performance by the Borrower of this Amendment and the Credit Agreement and the Notes, as amended hereby, are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action and do not contravene
        (i) the Borrower's charter or by-laws or(ii) law or any contractual restriction binding on or affecting the Borrower.

                (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery or performance by the Borrower of this Amendment or the Credit Agreement and the Notes, as amended hereby.

                (d) This Amendment has been duly executed and delivered by the Borrower. This Amendment and the Credit Agreement and the Notes, as amended hereby, are legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms (subject, as the enforcement of remedies, to applicable bankruptcy, reorganization, moratorium and similar laws affecting creditors rights generally).

                (e) There is no pending or threatened action, suit, investigation, litigation or proceeding, including, without limitation, any Environmental Action, affecting the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that
        (i)could be reasonably likely to have a Material Adverse Effect or
        (ii) purports to affect the legality, validity or enforceability of this Amendment or any of the other Loan Documents, as amended hereby.

                SECTION 4. Reference to and Effect on the Credit Agreement and the Notes. (a) On and after the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment.

                (b) The Credit Agreement and the Notes, as specifically amended by this Amendment, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

                (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender or the Agent under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

                SECTION 5. Costs and Expenses. The Borrower agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent) in accordance with the terms of Section 8.04 of the Credit Agreement.

                SECTION 6. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment.

                SECTION 7. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

                IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                             RADIOSHACK CORPORATION

                                             By __________________________
                                                 Title:

                                             CITIBANK, N.A.,
                                                 as Agent and as a Lender

                                             By __________________________
                                                 Title:

                                             BANK OF AMERICA, N.A.

                                             By __________________________
                                                 Title:

                                             FLEET NATIONAL BANK

                                             By __________________________
                                                 Title:

                                             WACHOVIA BANK, NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             FIFTH THIRD BANK

                                             By __________________________
                                                 Title:

                                             SUNTRUST BANK

                                             By __________________________
                                                 Title:

                                             U.S. BANK NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             HIBERNIA NATIONAL BANK

                                             By __________________________
                                                 Title:

                                             ROYAL BANK OF CANADA

                                             By __________________________
                                                 Title:

                                             KEYBANK NATIONAL ASSOCIATION

                                             By __________________________
                                                 Title:

                                             NATIONAL CITY BANK

                                             By __________________________
                                                 Title:

                                             WELLS FARGO BANK, NATIONAL
                                             ASSOCIATION

                                             By __________________________
                                                 Title:

                                             THE HUNTINGTON NATIONAL BANK

                                             By __________________________
                                                 Title:

                                             BANCA NAZIONALE DEL LAVORO

                                             By __________________________
                                                 Title:

                                             THE BANK OF NEW YORK

                                             By __________________________
                                                 Title:

                                             BANK OF TOKYO MITSUBISHI TRUST
                                             COMPANY

                                             By __________________________
                                                 Title:




                                                                                    Exhibit 12
                             RADIOSHACK CORPORATION

         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                   --------------------   --------------------
(In millions, except ratios)                          2003       2002        2003       2002
----------------------------                       ---------  ---------   ---------  ---------
Ratio of Earnings to Fixed Charges:

Net income                                          $  57.5    $  51.8     $ 114.1    $ 109.4
Plus provision for income taxes                        33.1       31.8        67.8       67.1
                                                   ---------  ---------   ---------  ---------
Income before income taxes                             90.6       83.6       181.9      176.5
                                                   ---------  ---------   ---------  ---------

Fixed charges:

Interest expense and amortization, including debt
 discount                                               9.5       10.5        18.9       21.0
Amortization of debt issuance costs                     0.3        0.2         0.5        0.5
Capitalized interest                                    0.6        --          1.1        --
Appropriate portion (33 1/3%) of rentals               20.7       20.3        41.5       40.2
                                                   ---------  ---------   ---------  ---------
  Total fixed charges                                  31.1       31.0        62.0       61.7
                                                   ---------  ---------   ---------  ---------

Earnings before income taxes and fixed charges,
 excluding capitalized interest                     $ 121.1    $ 114.6     $ 242.8    $ 238.2
                                                   =========  =========   =========  =========

Ratio of earnings to fixed charges                     3.89       3.70        3.92       3.86
                                                   =========  =========   =========  =========

Ratio of Earnings to Fixed Charges and
Preferred Dividends:

Total fixed charges, as above                       $  31.1    $  31.0     $  62.0    $  61.7
Preferred dividends                                     --         1.1         --         2.3
                                                   ---------  ---------   ---------  ---------
Total fixed charges and preferred dividends         $  31.1    $  32.1     $  62.0    $  64.0
                                                   =========  =========   =========  =========

Earnings before income taxes and fixed charges,
 excluding capitalized interest                     $ 121.1    $ 114.6     $ 242.8    $ 238.2
                                                   =========  =========   =========  =========

Ratio of earnings to fixed charges and preferred
 dividends                                             3.89       3.57        3.92       3.72
                                                   =========  =========   =========  =========

                                                                   Exhibit 31(a)
                                 CERTIFICATIONS

I, Leonard H. Roberts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003             By /s/          Leonard H. Roberts
                                      ------------------------------------------
                                                   Leonard H. Roberts
                                                 Chief Executive Officer

                                                                   Exhibit 31(b)
                                 CERTIFICATIONS

I, Michael D. Newman, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003            By  /s/         Michael D. Newman
                                      ------------------------------------------
                                                  Michael D. Newman
                                               Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and Michael D. Newman, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
August 12, 2003



/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
August 12, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.