Form 10-Q
period 2003-09-30
RADIOSHACK CORP
filed 2003-11-12
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 31, 2003 was 164,112,216.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                  RADIOSHACK CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    --------------------   --------------------
(In millions, except per share amounts)               2003       2002        2003       2002
---------------------------------------             ---------  ---------   ---------  ---------
                                                    ---------  ---------   ---------  ---------

Net sales and operating revenues                    $ 1,063.6  $ 1,047.0   $ 3,158.9  $ 3,079.5
Cost of products sold                                   530.9      525.6     1,577.6    1,528.3
                                                    ---------  ---------   ---------  ---------
Gross profit                                            532.7      521.4     1,581.3    1,551.2
                                                    ---------  ---------   ---------  ---------

Operating expenses:
  Selling, general and administrative                   421.4      420.0     1,235.8    1,234.5
  Depreciation and amortization                          23.3       23.0        68.8       71.9
                                                    ---------  ---------   ---------  ---------
Total operating expenses                                444.7      443.0     1,304.6    1,306.4
                                                    ---------  ---------   ---------  ---------

Operating income                                         88.0       78.4       276.7      244.8

Interest income                                           1.9        2.2        11.4        6.1
Interest expense                                         (8.7)     (11.3)      (28.1)     (32.8)
Other income, net                                         8.9        3.1        12.0       30.8
                                                    ---------  ---------   ---------  ---------

Income before income taxes                               90.1       72.4       272.0      248.9
Provision for income taxes                               33.0       27.5       100.8       94.6
                                                    ---------  ---------   ---------  ---------

Net income                                               57.1       44.9       171.2      154.3

Preferred dividends                                       --         1.1         --         3.4
                                                    ---------  ---------   ---------  ---------

Net income available to common stockholders         $    57.1  $    43.8   $   171.2  $   150.9
                                                    =========  =========   =========  =========

Net income available per common share:

  Basic                                             $    0.34  $    0.25   $    1.01  $    0.87
                                                    =========  =========   =========  =========

  Diluted                                           $    0.34  $    0.25   $    1.01  $    0.83
                                                    =========  =========   =========  =========

Shares used in computing earnings per common share:

  Basic                                                 166.1      172.1       168.8      174.4
                                                    =========  =========   =========  =========

  Diluted                                               167.6      178.0       169.4      181.0
                                                    =========  =========   =========  =========

The accompanying notes are an integral part of these consolidated financial statements.



                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              September 30,  December 31,   September 30,
                                                                   2003          2002            2002
(In millions, except for share amounts)                        (Unaudited)                   (Unaudited)
--------------------------------------                        -------------  -------------  -------------
Assets
Current assets:
 Cash and cash equivalents                                      $   558.2      $   446.5      $   365.4
 Accounts and notes receivable, net                                 121.4          206.1          205.1
 Inventories, net                                                   914.6          971.2        1,118.8
 Other current assets                                                91.3           83.1           92.8
                                                              -------------  -------------  -------------
  Total current assets                                            1,685.5        1,706.9        1,782.1

Property, plant and equipment, net                                  438.3          421.6          413.4
Other assets, net                                                    95.5           99.4          121.0
                                                              -------------  -------------  -------------
Total assets                                                    $ 2,219.3      $ 2,227.9      $ 2,316.5
                                                              =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                                $    39.5      $    36.0      $    41.8
 Accounts payable                                                   409.8          312.6          433.1
 Accrued expenses                                                   265.3          318.7          308.0
 Income taxes payable                                               150.2          160.9          142.2
                                                              -------------  -------------  -------------
  Total current liabilities                                         864.8          828.2          925.1

Long-term debt, excluding current maturities                        546.5          591.3          589.8
Other non-current liabilities                                        81.3           80.3           79.5
                                                              -------------  -------------  -------------

  Total liabilities                                               1,492.6        1,499.8        1,594.4
                                                              -------------  -------------  -------------

Commitments and contingent liabilities (Note 9)

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized
  Series A junior participating, 300,000 shares designated
   and none issued                                                    --             --             --
  Series B convertible, 100,000 shares authorized; 59,900
   shares issued at September 30, 2002                                --             --            59.9
 Common stock, $1 par value, 650,000,000 shares authorized;
  236,033,000 issued                                                236.0          236.0          236.0
 Additional paid-in capital                                          68.5           70.0          139.8
 Retained earnings                                                2,173.7        2,002.5        1,932.2
 Treasury stock, at cost; 71,513,000, 64,306,000 and
  66,304,000 shares, respectively                                (1,751.1)      (1,579.9)      (1,644.3)
 Unearned deferred compensation                                       --             --            (0.9)
 Accumulated other comprehensive loss                                (0.4)          (0.5)          (0.6)
                                                              -------------  -------------  -------------
  Total stockholders' equity                                        726.7          728.1          722.1
                                                              -------------  -------------  -------------
Total liabilities and stockholders' equity                      $ 2,219.3      $ 2,227.9      $ 2,316.5
                                                              =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.



                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
(In millions)                                                     2003      2002
 ------------                                                   --------  --------
Cash flows from operating activities:
Net income                                                       $171.2    $154.3
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                    68.8      71.9
  Provision for uncollectible accounts                              0.5       3.9
  Other items                                                      15.4      12.3
 Changes in operating assets and liabilities:
  Receivables                                                      77.6      69.0
  Inventories                                                      54.2    (169.0)
  Other current assets                                            (11.7)     (5.4)
  Accounts payable, accrued expenses and income taxes payable      33.7     158.3
                                                                --------  --------
Net cash provided by operating activities                         409.7     295.3
                                                                --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment                       (88.6)    (76.2)
 Proceeds from sale of property, plant and equipment                0.3       8.3
 Proceeds from sale of installation subsidiary                      4.7       --
 Other investing activities                                        (2.5)     (0.1)
                                                                --------  --------
Net cash used in investing activities                             (86.1)    (68.0)
                                                                --------  --------

Cash flows from financing activities:
 Purchases of treasury stock                                     (209.4)   (247.9)
 Sale of treasury stock to employee benefit plans                  27.1      30.8
 Proceeds from exercise of stock options                            6.4       7.8
 Dividends paid                                                     --       (2.2)
 Proceeds from financing obligation                                 --       32.1
 Changes in short-term borrowings, net                            (16.0)      --
 Repayments of long-term borrowings                               (20.0)    (83.9)
                                                                --------  --------
Net cash used in financing activities                            (211.9)   (263.3)
                                                                --------  --------

Net increase (decrease) in cash and cash equivalents              111.7     (36.0)
Cash and cash equivalents, beginning of period                    446.5     401.4
                                                                --------  --------
Cash and cash equivalents, end of period                         $558.2    $365.4
                                                                ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements, which include the accounts of RadioShack Corporation and all domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission. Accordingly, we did not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation are included. However, our operating results for the nine months ended September 30, 2003, do not necessarily indicate the results you might expect for the year ending December 31, 2003. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to our other SEC filings such as our Quarterly Reports on Form 10-Q.

NOTE 2 - ACCOUNTING POLICIES UPDATE
The following accounting policy provides additional information with respect to our accounting for cash consideration received from third party service providers and product vendors as a result of purchasing and promoting their products consistent with the provisions of Emerging Issues Task Force Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16, released in September 2002 with final consensus reached in March 2003, provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income.

Vendor Allowances: We receive allowances from third-party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services. In accordance with EITF Issue No. 02-16, for all contracts entered into or modified after January 1, 2003, we consider vendor allowances as a reduction in the price of a vendor's products or services and record them as a component of cost of products sold when the related product or service is sold, unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products and services, in which case we record them when earned as an offset to the associated expense incurred to promote the applicable products and/or services.

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

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                            -------------------  -------------------
(In millions, except per share amounts)                       2003       2002      2003       2002
---------------------------------------                     --------   --------  --------   --------
Net income, as reported                                      $ 57.1     $ 44.9    $171.2     $154.3
  Stock-based employee compensation expense
   included in reported net income, net of related tax
   effects                                                      3.5        2.7       9.3        8.8
  Total stock-based compensation expense determined
   under fair value method for all awards, net of
   related tax effects                                         (8.5)     (11.0)    (38.9)     (41.7)
                                                            --------   --------  --------   --------
Pro forma net income                                         $ 52.1     $ 36.6    $141.6     $121.4
                                                            ========   ========  ========   ========

Net income available per common share:
  Basic - as reported                                        $ 0.34     $ 0.25    $ 1.01     $ 0.87
  Basic - pro forma                                          $ 0.31     $ 0.21    $ 0.84     $ 0.68
  Diluted - as reported                                      $ 0.34     $ 0.25    $ 1.01     $ 0.83
  Diluted - pro forma                                        $ 0.31     $ 0.20    $ 0.84     $ 0.65

NOTE 4 - BASIC AND DILUTED EARNINGS PER SHARE
The following schedule is a reconciliation of the numerators and denominators used in computing our basic and diluted earnings per share calculations for the three and nine months ended September 30, 2003 and 2002, respectively. Basic EPS excludes the effects of potentially dilutive securities, while diluted EPS reflects the potential dilutive effects of stock options, awards and other securities.

                                                        Three Months Ended                       Three Months Ended
                                                        September 30, 2003                       September 30, 2002
                                            ---------------------------------------   ---------------------------------------
                                              Income        Shares       Per Share      Income        Shares       Per Share
(In millions, except per share amounts)     (Numerator)  (Denominator)     Amount     (Numerator)  (Denominator)    Amount
 -------------------------------------      -----------  -------------  -----------   -----------  -------------  -----------

Net income                                   $   57.1                                  $   44.9
Less: Preferred stock dividends                   --                                       (1.1)
                                            -----------                               -----------

Basic EPS
Net income available to common
 stockholders                                    57.1         166.1      $   0.34          43.8         172.1      $   0.25
                                                                        ===========                               ===========

Effect of dilutive securities:
Dividends on Series B preferred stock             --                                        1.1
Additional contribution required for TESOP
 if preferred stock had been converted            --            --                         (1.1)          5.2
Stock options                                                   1.5                                       0.7
                                            -----------  -------------                -----------  -------------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions       $   57.1         167.6      $   0.34      $   43.8         178.0      $   0.25
                                            ===========  =============  ===========   ===========  =============  ===========


                                                       Nine Months Ended                         Nine Months Ended
                                                       September 30, 2003                        September 30, 2002
                                            ---------------------------------------   ---------------------------------------
                                              Income         Shares      Per Share      Income         Shares      Per Share
(In millions, except per share amounts)     (Numerator)  (Denominator)     Amount     (Numerator)  (Denominator)     Amount
 -------------------------------------      -----------  -------------  -----------   -----------  -------------  -----------
Net income                                   $  171.2                                  $  154.3
Less: Preferred stock dividends                   --                                       (3.4)
                                            -----------                               -----------

Basic EPS
Net income available to common
 stockholders                                   171.2         168.8      $   1.01         150.9         174.4      $   0.87
                                                                        ===========                               ===========

Effect of dilutive securities:
Dividends on Series B preferred stock             --                                        3.4
Additional contribution required for TESOP
 if preferred stock had been converted            --            --                         (3.4)          5.4
Stock options                                                   0.6                                       1.2
                                            -----------  -------------                -----------  -------------

Diluted EPS
Net income available to common
 stockholders plus assumed conversions       $  171.2         169.4      $   1.01       $  150.9         181.0      $   0.83
                                            ===========  =============  ===========   ===========  =============  ===========

Options to purchase 16.8 million and 19.2 million shares of common stock for the three and nine month periods ended September 30, 2003, respectively, as compared to options to purchase 20.5 million and 16.1 million shares of common stock for the comparable periods in the prior year, were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common stock during the periods and the effect of their inclusion in the computation would have been antidilutive.

NOTE 5 - REVOLVING CREDIT FACILITY
In the second quarter of 2003, we replaced our existing $300.0 million 364-day revolving credit facility with an amended and restated 364-day revolving credit facility maturing in June 2004. A syndicate of 14 banks granted the new facility. The terms of this amended and restated revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing $300.0 million multi-year credit facility which expires in June 2007, will support commercial paper borrowings and is otherwise available for general corporate purposes.

NOTE 6 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2003 and 2002, was $57.3 million and $51.8 million, respectively, and comprehensive income for the nine months ended September 30, 2003 and 2002, was $171.3 million and $154.5 million, respectively.

NOTE 7 - BUSINESS RESTRUCTURINGS
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores, and at September 30, 2003, the balance in the restructuring reserve was $17.2 million, consisting of the remaining estimated real estate obligations to be paid. Additional provisions of $0.6 million and $5.8 million were added during the quarter and nine months ended September 30, 2003, respectively, while costs of $0.6 million and $4.9 million were charged against this reserve during the corresponding periods, respectively. In the accompanying 2003 Consolidated Balance Sheet, $9.6 million of the restructuring reserve is classified in accrued expenses and $7.6 million is classified in other non-current liabilities. These reserves represent the revised expected costs for these real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases, the longest of which is 16 years.

In 2001, we initiated an additional restructuring program related primarily to a general reduction of our corporate management and administrative labor force, mainly for early retirement and involuntary and voluntary employee severance, closure of our national commercial installation business, and closure of 35 underperforming RadioShack stores. During the first quarter of 2002, we completed a significant portion of the remaining restructuring program, utilizing the reserves established in 2001. As of December 31, 2002, these restructuring activities were substantially complete; $3.8 million of the remaining restructuring reserve was classified in accrued expenses and the remaining balance of $2.8 million was classified in other non-current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2002, to be used principally for the remaining cash commitments associated with the long-term compensation and lease commitment obligations.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 effective July 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes financial accounting and reporting standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. We adopted SFAS No. 150 effective June 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

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

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investment at risk does not have the characteristics of a controlling financial interest or is not sufficient for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of December 31, 2003 in accordance with FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities". We are in the process of evaluating FIN 46, including its application to our dealer/franchise arrangements, and at this time we have not yet determined the impact to our consolidated financial statements, if any. We had 1,935 Dealer/Franchise outlets as of September 30, 2003. In October 2003, the FASB issued an exposure draft of a Proposed Interpretation, "Consolidation of Variable Interest Entities - a modification of FASB Interpretation No. 46" which contains various technical corrections to FIN 46 and addresses various implementation issues that may have an impact on our analysis. The FASB has announced that it expects to issue final modifications to FIN 46 before December 31, 2003.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities relating to retail leases in locations which were assigned to other businesses several years ago. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations under these leases, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $201.8 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the contingent liabilities relating to these lease obligations.

NOTE 10 - LITIGATION
On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the accompanying Consolidated Statements of Income in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

In October 2002, a court approved the final settlement of $29.9 million in a class action lawsuit, which was originally filed in March 2000 in Orange County, California. Actual payments under this lawsuit totaled $29.0 million. The lawsuit related to the alleged miscalculation of overtime wages for certain of our former and current employees in that state.

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

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT
In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation, because we retained certain responsibilities during the lease term. Under a financing obligation, the associated assets remain on our balance sheet. This obligation has a three-year term expiring in 2005 with renewal options. The lessor is an unrelated third-party. We entered into this transaction in contemplation of and to facilitate the relocation of our corporate headquarters to a new custom-built corporate campus, which is currently being constructed and is scheduled for occupation beginning in the fourth quarter of 2004 through early 2005.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS
In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, with maturities in May 2011, to effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 7.375%. We have designated these agreements as fair value hedging instruments.

NOTE 13 - SUBSEQUENT EVENTS
On October 17, 2003, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend will be paid on December 26, 2003, to stockholders of record on December 8, 2003.

Additionally, on October 17, 2003, our Board of Directors approved an odd-lot stock buyback program. This voluntary program, also known as a small shareholder buyback program, allows owners of fewer than 100 shares to either liquidate their positions or to round their positions up to 100 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS Matters discussed in MD&A and in other parts of this document include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this document, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to, the following factors.

General Business Factors
o Changes in the national or regional U.S. economic conditions, including, but not limited to, recessionary trends, level of the equity markets, consumer credit availability, interest rates, inflation, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o the disruption of international, national or regional transportation systems;
o    the lack of availability or access to sources of inventory;
o any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China's currency against the U.S. dollar;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell or changes in tax rules and regulations applicable to us;
o the occurrence of severe weather events or natural disasters, which could destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season; and
o the inability to timely manufacture or receive Asian shipments due to the potential reemergence of a SARS outbreak.

RadioShack Specific Factors
o The failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the inability to successfully execute our defined revenue growth drivers, our productivity growth drivers, and our process improvement drivers;
o the inability to maintain profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third-party services offered by us;
o the inability to successfully maintain our business arrangements, including those with our third-party product and service providers;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o    the inability to successfully execute alternative sales channel strategies;
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market; and
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effect of number portability.

RADIOSHACK RETAIL OUTLETS

The table below  shows  RadioShack's  retail  locations  categorized  by company
stores  and  dealer/franchise   outlets.  While  the  dealer  outlets  represent
approximately 27% of RadioShack's  locations,  sales to  dealer/franchisees  are less than 10% of our net sales and operating revenues, as indicated below.

                                    September 30,   June 30,    March 31,   December 31,  September 30,
                                        2003         2003         2003         2002           2002
                                      ---------    ---------    --------     ---------      ---------
Company stores                          5,132        5,142        5,146        5,161           5,146
Dealer/franchise outlets                1,935        1,956        1,988        2,052           2,089
                                      ---------    ---------    --------     ---------      ---------
Total number of retail locations        7,067        7,098        7,134        7,213           7,235
                                      =========    =========    ========     =========      =========

In addition to our 5,132 company stores and 1,935 dealer/franchise outlets, our sales channels include the www.radioshack.com Web site, foreign dealers and catalog operations, as well as outbound and inbound telephone call centers.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------
(In millions)                             2003        2002                  2003        2002
-------------                           --------    --------              --------    --------
Company retail sales                    $  991.0    $  959.0              $2,970.1    $2,851.6
Dealer/franchise sales                      53.4        66.9                 135.3       163.1
                                        --------    --------              --------    --------
Total retail sales                       1,044.4     1,025.9               3,105.4     3,014.7

Retail support operations sales             19.2        21.1                  53.5        64.8
                                        --------    --------              --------    --------
Net sales and operating revenues        $1,063.6    $1,047.0              $3,158.9     3,079.5
                                        ========    ========              ========    ========


Net Sales and Operating Revenues

Net sales and operating revenues increased 1.6% to $1,063.6 million for the quarter ended September 30, 2003, compared to $1,047.0 million in the corresponding prior year period. For the nine months ended September 30, 2003, our overall sales increased 2.6% to $3,158.9 million, compared to $3,079.5 million for the same period in 2002. Comparable store sales increased 3% and 4% for the quarter and nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. Our sales increases for both the quarter and nine-month periods were driven primarily by strong sales of wireless handsets. Additionally, increased sales of imaging products and related accessories and special purpose batteries contributed to these increases. These sales increases were partially offset by decreased sales in our home entertainment department.

Sales to our dealer/franchise outlets decreased 20.2% or $13.5 million and 17.0% or $27.8 million, respectively, for the quarter and nine months ended September 30, 2003. The decrease in dealer/franchise sales for the quarter ended September 30, 2003, was the result of a scaled down annual sales promotion event for the dealers that is being replaced by smaller seasonal events. The decrease in dealer/franchise sales for the nine months ended September 30, 2003, was primarily due to a first quarter decline in DTH unit sales from the loss of DirecTV as a service provider to rural markets and the continued low adoption rate of the DISH Network in areas served by our dealer/franchise outlets.

We expect a sales gain for our overall operations for 2003, as discussed in further detail below.

Retail support operations sales are generated from the outside sales of our retail support operations, consisting primarily of repair centers, domestic and overseas manufacturing, and RadioShack Installation Services ("RSIS"). These sales decreased 9.0% for the quarter and 17.4% for the nine months ended
September 30, 2003, when compared to the corresponding 2002 periods. The decreases were the result of an overall decline in our RSIS commercial business, the closure of several of our manufacturing facilities in the third quarter, and the sale of RSIS on September 10, 2003. We expect a continued decrease in sales from our retail support operations for the remainder of 2003 due to, among other things, these closures and the sale of RSIS.

Sales in the wireless communication department, which consists of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 12% and 13% for the quarter and nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were due primarily to an increase in our average selling price of wireless handsets, as a result of our emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras. In addition, sales increases in both wireless services and accessories contributed to these sales increases. While there is no assurance that we can maintain past sales gain levels, we believe our plans featuring new technologies, sales promotions, and carrier compensation models will result in continued wireless sales increases for 2003.

Sales in the wired communication department, which includes residential land-line telephones, answering machines and other related telephony products, decreased approximately 6% for both the quarter and nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. These sales decreases were primarily the result of a decline in sales of the "Telezapper," a call screening product. These decreases were partially offset by sales increases of cordless phones. We anticipate that sales in this department will be down for 2003, compared to 2002.

Sales in the radio communication department increased 5% for the quarter, but decreased 4% for the nine months ended September 30, 2003, when compared to the corresponding prior year periods. The increase in sales for the quarter was attributable to an increase in sales of GPS devices. The sales decrease for the first nine months of 2003 was primarily the result of a decline in sales of Family Radio Service and CB radios and scanners. We believe sales in this department will be down for 2003, compared to 2002.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased approximately 12% and 14%, for the quarter and nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. These sales decreases were primarily attributable to a decline in sales of satellite dishes and their related installation services, in addition to a decrease in home entertainment accessories sales. The sales decreases were partially offset by increased sales of DVD players and televisions. We anticipate that the home entertainment department will have lower overall sales in 2003, compared to 2002.

Sales in the computer department, which includes desktop, laptop, and handheld computers and related accessories, as well as digital cameras and home networking products, decreased approximately 2% for the quarter, but increased approximately 4% for the nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. The decrease in sales for the quarter was primarily the result of a decrease in sales of desktop CPUs and monitors. The sales increase for the nine months ended September 30, 2003, was due primarily to a sales increase in digital cameras, camcorders and related accessories, as well as computer accessories and home networking products. This sales increase was partially offset by a decline in sales of desktop CPUs and monitors. We expect that sales in the computer department will increase in 2003, driven by sales of the products discussed above, particularly digital cameras and the related accessories, with this increase partially offset by a planned decrease in sales of desktop computers.

Sales for the power and technical department increased 4% and 3%, for the quarter and nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. These sales increases were primarily due to increased sales of general and special purpose batteries and power inverters, but were partially offset by decreased sales of bulk and packaged wire, as well as decreases for technical parts and tools. We anticipate a sales increase in this department in 2003, compared to 2002.

Sales for the personal electronics, toys and personal audio department decreased 3% for the quarter, but increased 9% for the nine months ended September 30, 2003, respectively, when compared to the corresponding prior year periods. The decrease for the quarter was attributable to decreased sales of both personal electronics and educational toys, but partially offset by increased sales of personal audio products. The sales increase for the first nine months was due primarily to sales of wellness products sold under our LifeWise(TM) brand and micro radio-controlled cars and related accessories not available in the first nine months of 2002. Also, increased sales of personal audio products had a positive impact for the first nine months of 2003, due to increases in national security threats and the conflict in Iraq. We expect that sales in this department will continue to grow for the remainder of 2003, compared to 2002, as a result of new product offerings and product line extensions.

Gross Profit

Gross profit dollars increased $11.3 million and gross profit as a percent of net sales and operating revenues increased 0.3 percentage points to 50.1% for the quarter ended September 30, 2003, when compared to the corresponding prior year period. Gross profit dollars increased $30.1 million for the nine months ended September 30, 2003, but gross profit as a percent of net sales and operating revenues decreased 0.3 percentage points to 50.1%, when compared to the corresponding prior year period.

The percentage point increase for the third quarter was due primarily to an improvement in the home entertainment department's gross profit percentage. A gross profit percentage increase in both the computer and the power and technical departments also had a positive impact on our gross profit percentage for the quarter. A decrease in the gross profit percentage for our wireless and radio communication departments, however, partially offset the overall gross profit percentage increase in the third quarter. The gross profit percentage also was negatively impacted by inventory adjustments of $2.9 million as a result of the closure of several of our manufacturing facilities during the third quarter.

For the nine months ended September 30, 2003, the decrease in our gross profit percentage resulted in part from a decrease in the wireless communication department's gross profit percentage, as well as from an increase in this department's sales volume. In addition, a decline in the gross profit percentage in the first quarter of 2003 in the personal electronics, toys and personal audio department, as a result of heavy promotional activity, contributed to our year-to-date percentage point decrease. The percentage point decrease for the nine months was offset in part by an increase in the power and technical, computer, and home entertainment departments' gross profit percentages.

We anticipate that gross profit as a percentage of net sales and operating revenues will improve for 2003, compared to 2002, due primarily to the impact of supply chain management initiatives.

Selling, General and Administrative Expense

Our selling, general and administrative expense increased 0.3% or $1.4 million for the quarter and 0.1% or $1.3 million for the nine months ended September 30, 2003, respectively, when compared to the same periods in the prior year. The SG&A expense increases represented 0.5 and 1.0 percentage point decreases to 39.6% and 39.1% of net sales and operating revenues for the quarter and nine months ended September 30, 2003, respectively, when compared to the same periods in the prior year. SG&A expense for the quarter was negatively impacted by $3.6 million in charges associated with the closure of several manufacturing facilities. Our SG&A expense for the nine months ended September 30, 2002 was negatively impacted by a $29.9 million litigation charge incurred in the second quarter of 2002 related to the settlement of a class action lawsuit in the state of California.

An increase in both payroll and advertising expense contributed to the increased SG&A expense in the third quarter of 2003. Insurance, payroll and rent expenses increased in dollars for the nine months ended September 30, 2003. Payroll expense increased in dollars for the quarter and nine months ended September 30, 2003, due primarily to variable costs related to commission, bonuses and other incentives as a result of higher store sales. Payroll expense as a percentage of net sales and operating revenues increased slightly for the quarter, but decreased slightly for the nine months ended September 30, 2003. Rent expense increased slightly in dollars and as a percentage of net sales and operating revenues for the third quarter of 2003 as a result of slightly larger and better located stores, as well as rent inflation at mall locations. Rent expense also increased in dollars for the nine months ended September 30, 2003, but, as a result of increased sales, remained flat as a percentage of net sales and operating revenues. Insurance expense increased in both dollars and as a percentage of net sales and operating revenues for the nine months ended September 30, 2003, as a result of significant increases in health related claims and costs for workers' compensation. The Company has managed SG&A expense growth by, among other items, reducing employee headcount, lowering our absorption of increased health insurance costs, and consolidating and outsourcing certain functions and operations. Management will continue to review additional opportunities to reduce SG&A expense in the future. For the year ending December 31, 2003, we expect SG&A expense to increase in dollars, but remain at a similar percentage of net sales and operating revenues for 2003, as compared to 2002.

Net Interest Expense

Interest expense, net of interest income, for the quarter and nine months ended September 30, 2003, was $6.8 million and $16.7 million, respectively, versus $9.1 million and $26.7 million for the comparable quarter and nine months in 2002.

Interest expense decreased $2.6 million and $4.7 million for the quarter and nine months ended September 30, 2003, respectively. The decrease in interest expense was a result of lower average outstanding debt for 2003, the favorable impact of our interest rate swaps and the capitalization of interest expense related to the construction of our new corporate campus for the quarter and nine months ended September 30, 2003.

Interest income decreased $0.3 million for the quarter ended September 30, 2003, as a result of lower overall interest rates. Interest income increased $5.3 million for the nine months ended September 30, 2003, primarily as a result of $6.2 million received from an IRS settlement during the second quarter of 2003.

Interest expense, net of interest income, is expected to be lower during 2003, when compared to 2002, for the reasons discussed above. Interest expense will increase beginning in 2005, when compared to 2004, due to the elimination of capitalized interest as a result of the scheduled completion of our new corporate headquarters.

Other Income, Net

On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

On September 10, 2003, we sold our wholly-owned subsidiary, AmeriLink Corp. (also referred to as RSIS) to INSTALLS inc, LLC in a cash for stock sale, resulting in a loss of $1.8 million, which was recorded in other income.

During the quarter ended September 30, 2003, we did not receive a payment under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. However, we did receive and record $3.1 million in the corresponding prior year period. During the nine months ended September 30, 2003, we received and recorded income of $3.1 million from O'Sullivan, compared to $30.8 million received and recorded in the corresponding prior year period. In the second quarter of 2002, we received and recorded income of $27.7 million in partial settlement of amounts owed to us under this tax sharing agreement that was the subject of an arbitration dispute with O'Sullivan. This partial settlement followed a ruling in our favor by the arbitration panel. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. There can be no assurances that future payments will be received under the tax sharing agreement each quarter, nor can we give any assurances as to the amount of payment that may be received each quarter.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on the estimate of the annual effective tax rate for the year, which we evaluate quarterly. The effective tax rate for the quarter and nine months ended September 30, 2003, was 36.6% and 37.1%, respectively, compared to 38.0% for the corresponding prior year periods. The decrease in the effective tax rate for both the quarter and nine months ended September 30, 2003, was the result of an IRS settlement related to prior year tax matters. The effective tax rate for the remainder of 2003 will be slightly lower when compared to 2002 as a result of this settlement. We currently anticipate that our annual effective tax rate will return to 38.0% for 2004.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 effective July 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes financial accounting and reporting standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. We adopted SFAS No. 150 effective June 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

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

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investment at risk does not have the characteristics of a controlling financial interest or is not sufficient for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests. The consolidation requirement of FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the consolidation requirement of FIN 46 is applicable to us as of December 31, 2003 in accordance with FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities". We are in the process of evaluating FIN 46, including its application to our dealer/franchise arrangements, and at this time we have not yet determined the impact to our consolidated financial statements, if any. We had 1,935 Dealer/Franchise outlets as of September 30, 2003. In October 2003, the FASB issued an exposure draft of a Proposed Interpretation, "Consolidation of Variable Interest Entities - a modification of FASB Interpretation No. 46" which contains various technical corrections to FIN 46 and addresses various implementation issues that may have an impact on our analysis. The FASB has announced that it expects to issue final modifications to FIN 46 before December 31, 2003.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $409.7 million for the nine month period ended September 30, 2003, compared to $295.3 million in the prior year comparable period.

At September 30, 2003, changes in accounts receivable had provided $77.6 million in cash since December 31, 2002, compared to $69.0 million in cash provided for the nine months ended September 30, 2002. Cash provided by accounts receivable for these corresponding periods was due to reductions in vendor and service provider receivables and dealer/franchise receivables, as a result of increased collections and lower sales of satellite television hardware.

At September 30, 2003, decreases in inventory levels had provided $54.2 million in cash since December 31, 2002, compared to $169.0 million in cash used for increasing inventory levels for the nine months ended September 30, 2002. The decrease in inventory since December 31, 2002, was primarily the result of supply chain initiatives, including a greater focus on weeks-of-supply.

In addition, during the first nine months of 2003, $121.2 million less in cash was provided by accounts payable due to lower current inventory levels than in the prior year. Additionally, $28.9 million more in cash was used for accrued expenses, which was almost completely offset by $25.5 million more in cash provided by reduced income taxes payable, compared to the first nine months of 2002.

Cash used in investing activities for the nine months ended September 30, 2003, was $86.1 million, compared to $68.0 million in the previous year. Investing activities for the nine months ended September 30, 2003, included capital expenditures totaling $88.6 million, compared to $76.2 million in 2002, primarily for our new retail stores and remodels, information systems upgrades and our new corporate campus. We anticipate that our capital expenditure requirements for 2003 will be approximately $190.0 million to $200.0 million, compared to total capital expenditures of $106.8 million for the year ended December 31, 2002. Approximately $70.0 million of the increase over 2002 relates to the construction of our new corporate headquarters, which we plan to finance through cash from operating activities and, if needed, existing cash and cash equivalents. We also received net proceeds of $4.7 million from INSTALLS inc, LLC for the sale of RSIS, which is discussed above under Other Income.

Cash used in financing activities for the nine months ended September 30, 2003, was $211.9 million, compared to a $263.3 million cash usage in the previous year. We repurchased $209.4 million of our common stock during the nine months ended September 30, 2003, compared to $247.9 million during the same period of 2002, under our board approved repurchase programs. These repurchases during the first nine months of 2003 and 2002 were partially funded by $33.5 million and $38.6 million, respectively, received from the sale of treasury stock to employee benefit plans and from stock option exercises. There were no preferred dividends paid for the nine months ended September 30, 2003, due to the conversion of our preferred stock to common stock at December 31, 2002. Preferred dividends paid, net of tax, amounted to $2.2 million for the nine months ended September 30, 2002. On October 17, 2003, our Board of Directors declared an annual dividend of $0.25 per common share, payable on December 26, 2003, to shareholders of record as of December 8, 2003. This dividend represents an increase of $0.03 per share over the prior year's dividend. The dividend payment of approximately $40.0 million in the fourth quarter will be funded from existing cash and cash equivalents.

At September 30, 2003, total capitalization was $1,312.7 million, which consisted of $586.0 million of debt and $726.7 million of stockholders' equity, resulting in a total debt to capitalization ratio of 44.6%. The total debt to capitalization ratio was 46.3% at December 31, 2002, and 46.7% at September 30, 2002. These ratio decreases were primarily the result of a reduction in total debt of $41.3 million and $45.6 million for the periods ended December 31, 2002, and September 30, 2002, respectively. Long-term debt as a percentage of capitalization was 41.6% at September 30, 2003, compared to 43.6% at both December 31, 2002 and September 30, 2002. The ratio decreases since September 30, 2002, and December 31, 2002, were both due to the repayment of long term debt and the reduction of equity in 2002.

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

We had $558.2 million in cash and cash equivalents at September 30, 2003, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility and could be utilized in the event the commercial paper market is unavailable to us. However, we currently do not expect that the commercial paper market would be unavailable to us, thus causing us to utilize the credit facility. As of September 30, 2003, we had no commercial paper outstanding and had not utilized our credit facility.

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, with maturities in May 2011, to effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 7.375%. We have designated these agreements as fair value hedging instruments.

We repurchased 2.6 million and 7.6 million shares of our common stock for $69.6 million and $181.2 million for the quarter and nine months ended September 30, 2003, respectively, under our share repurchase programs. On February 20, 2003, our Board of Directors authorized a repurchase program for 15.0 million shares, which is in addition to our 25.0 million share repurchase program that was completed during the second quarter of 2003. As of October 31, 2003, we have
11.8 million shares available for repurchase under the present program. We anticipate that we will repurchase between $200.0 million and $250.0 million of our common stock during 2003. The funding required for these share repurchases will come from cash generated from operating activities and cash and cash equivalents. We will also repurchase additional shares in the open market to offset the sale of shares to our employee benefit plans.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was $321.1 million for the nine months ended September 30, 2003, compared to $216.9 million for the corresponding period in 2002. This increase in free cash flow was primarily the result of supply chain initiatives, including a greater focus on inventory weeks-of-supply, when compared to the corresponding prior year period. We expect free cash flow to be approximately $310.0 to $350.0 million for 2003, compared to $375.0 million in 2002. The anticipated decrease in free cash flow from 2003 to 2002 is primarily due to the increase in 2003 capital expenditures relating to our new corporate headquarters. We anticipate that free cash flow in 2004 will be approximately $100.0 million. The decrease from 2003 is based primarily on the timing of capital expenditures for our new corporate headquarters which we originally thought would be included in our 2003 capital expenditures, but will now be in our 2004 capital expenditures. After 2004, we anticipate a return to a more normal annual free cash flow.

We believe free cash flow is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which was $409.7 million and $295.3 million for the nine months ended September 30, 2003 and 2002, respectively.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

                                              Nine Months Ended September 30,   Year Ended December 31,
(In millions)                                       2003        2002                    2002
-------------                                    ----------  ----------              ----------
Net cash provided by operating activities         $ 409.7     $ 295.3                 $ 521.6
Less:
 Additions to property, plant and equipment          88.6        76.2                   106.8
 Dividends paid                                       --          2.2                    39.8
                                                 ----------  ----------              ----------

Free cash flow                                    $ 321.1     $ 216.9                 $ 375.0
                                                 ==========  ==========              ==========


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At September 30, 2003, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002, and the interest rate swaps described under Financial Condition in Management's Discussion and Analysis of Financial Condition and Results of Operations above. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

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

ITEM 4.  CONTROLS AND PROCEDURES.

  a) We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

  b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

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

         b) Reports on Form 8-K.

            We furnished a Form 8-K with the SEC on July 22, 2003, in which we disclosed an earnings release reporting our results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               RadioShack Corporation
                                                    (Registrant)



Date:  November 12, 2003            By /s/        David P. Johnson
                                       -------------------------------------
                                                  David P. Johnson
                                        Senior Vice President and Controller
                                                (Authorized Officer)



Date:  November 12, 2003               /s/       Michael D. Newman
                                        ------------------------------------
                                                 Michael D. Newman
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

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

3b* RadioShack Corporation Bylaws, amended and restated as of October 17, 2003.

12* Statements of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*               Section 1350 Certifications.**

----------------------------

*   Filed with this report
** These Certifications shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

                                                                      EXHIBIT 3b
                          RADIOSHACK CORPORATION BYLAWS
                           AMENDED AND RESTATED AS OF
                                October 17, 2003

                                    ARTICLE I

                                     OFFICES

     SECTION 1. Registered Office. The Registered office of the Corporation in the State of Delaware shall be located in the City of Wilmington, County of New Castle, State of Delaware, and the name of the resident agent in charge thereof shall be the Corporation Service Company.

     SECTION 2. Other Offices. The principal office shall be at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas and when completed 400 RadioShack Circle, Fort Worth, Texas. The Corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

     SECTION 1. Place of Meeting. All meetings of the stockholders for the election of directors shall be held at such place within or without the State of Delaware as the Board of Directors may designate, provided that at least ten
(10) days' notice must be given to the stockholders entitled to vote thereat of the place so fixed. Until the Board of Directors shall designate otherwise the annual meeting of stockholders and the election of directors shall take place at the office of the Corporation at 100 Throckmorton Street, Suite 1800, Fort Worth, Texas and when completed, at 400 RadioShack Circle, Fort Worth, Texas. Meetings of stockholders for any other purpose may be held at such place and time as shall be stated in the notice of the meeting.

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

     SECTION 3. Special Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or the Certificate of Incorporation, may be called by the Chairman of the Board, the Presiding Director or the President, and shall be called by the Secretary at the request in writing of a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting.

     SECTION 4. Notice. Written or printed notice of every meeting of stockholders, annual or special, stating the time and place thereof, and, if a special meeting, the purpose or purposes in general terms for which the meeting is called, shall not be less than ten (10) days before such meeting and shall be served upon or mailed to each stockholder entitled to vote thereat, at his or her address as it appears upon the books of the Corporation or, if such stockholder shall have filed with the Secretary of the Corporation a written request that notices intended for him or her be mailed to some other address, then to the address designated in such request. Additionally, any notice to stockholders given by the Corporation shall be effective if given by a form of electronic transmission consented to by the stockholder to whom the notice is given. Any such consent shall be revocable by the stockholder by written notice to the Secretary of the Corporation.

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

     SECTION 6. Votes; Proxies. At each meeting of stockholders every stockholder shall have one vote for each share of capital stock entitled to vote which is registered in his name on the books of the Corporation on the date on which the transfer books were closed, if closed, or on the date set by the Board of Directors for the determination of stockholders entitled to vote at such meeting. At each such meeting every stockholder shall be entitled to vote in person, or may authorize another person or persons to act for him or her by a proxy which is in writing or transmitted as permitted by law, including, without limitation, electronically, via telegram, internet, interactive voice response system, or other means of electronic transmission executed or authorized by such stockholder or his or her attorney-in-fact, but no proxy shall be voted after three years from its date, unless the proxy provides for a longer period. Any proxy transmitted electronically shall set forth such information from which it can be determined that such electronic transmission was authorized by the stockholder.

     At all meetings of the stockholders in which a quorum is present, all matters shall be decided by majority vote of the shares of stock entitled to vote held by stockholders present in person or by proxy, except as otherwise required by the Certificate of Incorporation or the laws of the State of Delaware. Unless so directed by the chairman of the meeting, or required by the laws of the State of Delaware, the vote thereat on any question need not be by ballot.

     On a vote by ballot, each ballot shall be signed by the stockholder voting, or in his or her name by his or her proxy, if there be such proxy, and shall state the number of shares voted by him or her and the number of votes to which each share is entitled.

     SECTION 7. Inspectors of Election. On a vote by ballot, the chairman shall appoint two inspectors of election, who shall first take and subscribe an oath or affirmation faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of their ability and who shall take charge of the polls and after the balloting shall make a certificate of the result of the vote taken; but no director or candidate for the office of director shall be appointed as such inspector.

     SECTION 8. Stock List. At least ten (10) days before every election of directors, a complete list of stockholders entitled to vote at such election, arranged in alphabetical order, with the residence of each and the number of voting shares held by each shall be prepared by the Secretary. Such list shall be open at the place where the election is to be held until such election of directors at least for examination by any stockholder entitled to vote at that election and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

     SECTION 9.

9.   Notice of Stockholder Business; Nomination of Director Candidates.

          (a) At annual meetings of the stockholders, only such business shall be conducted as shall have been brought before the meetings (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors, or (iii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 9, who shall be entitled to vote at such meeting, and who complies with the notice procedures set forth in this Section 9.

          (b) Only persons who are nominated in accordance with the procedures set forth in these Bylaws shall be eligible to serve as directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders (i) by or at the direction of the Board of Directors or a committee thereof or (ii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 9 who shall be entitled to vote for the election of directors at the meeting, and who complies with the notice procedures set forth in this Section 9.

          (c) A stockholder must give timely, written notice to the Secretary of the Corporation to nominate a director at an annual meeting pursuant to Section 9 hereof or to propose business to be brought before an annual or special meeting pursuant to clause (iii) of
     Section 9(a) hereof. To be timely in the case of an annual meeting, a stockholder's notice must be received at the principal executive offices of the Corporation not less than 120 days before the date of the Corporation's proxy statement release to stockholders in connection with the Corporation's previous year's annual meeting of stockholders. To be timely in the case of a special meeting, or in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, a stockholder's notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made. For purposes of this Section 9, public disclosure shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or other comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Such stockholder's notice shall set forth (i) with respect to each matter, if any, that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) with respect to each person, if any, whom the stockholder proposes to nominate for election as a director, all information relating to such person (including such person(s) written consent to being named in the proxy statement as a nominee and to serving as a director) that is required under the Exchange Act, (iii) the name and address, as they appear on the Corporation's records, of the stockholder proposing such business or nominating such persons (as the case may be), and the name and address of the beneficial owner, if any, on whose behalf the proposal or nomination is made, (iv) the class and number of shares of capital stock of the Corporation that are owned beneficially by such stockholder making such proposed or nomination, and (v) any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the proposal or nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Corporation the information required to be set forth in a stockholder(s) notice of nomination which pertains to the nominee.

          (d) Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted, and no person shall be nominated to serve as a director, at an annual or special meeting of stockholders, except in accordance with the procedures set forth in this Section 9. The Chairman of the meeting shall, if the facts warrant, determine that business was not properly brought before the meeting, or that a nomination was not made, in accordance with the procedures prescribed by these Bylaws and, if he or she shall so determine, he or she shall so declare to the meeting, and any such business not properly brought before the meeting shall not be transacted and any defective nomination shall be disregarded. A stockholder shall also comply with all applicable requirements of the Exchange Act, and the rules and regulations thereunder with respect to the matters set forth in this
     Section 9.

          (e) This Section 9 shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

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

         SECTION 2. Term of Office. Except as otherwise provided by law such director shall hold office until the next annual meeting of stockholders, and until his or her successor is duly elected and qualified or until his or her earlier death or resignation.

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

         SECTION 4. Meetings. Meetings of the Board of Directors shall be held at such place within or without the State of Delaware as may from time to time be fixed by resolution of the Board of Directors or by the Chairman of the Board, the Presiding Director or the CEO as may be specified in the notice or waiver of notice of any meeting. A regular meeting of the Board of Directors may be held without notice immediately following the annual meeting of stockholders at the place where such annual meeting is held. Regular meetings of the Board may also be held without notice at such time and place as shall from time to time be determined by resolution of the Board of Directors.

         Special meetings of the Board of Directors may be called by the Chairman of the Board, the Presiding Director, the CEO, the Secretary or Assistant Secretary and shall be called by the Secretary or Assistant Secretary on the written request of two members of the Board of Directors. Notice of any special meeting shall be given to each director at least (a) twelve (12) hours before the meeting by telephone or by being personally delivered or transmitted electronically, via telegram, facsimile, internet or other means of electronic transmission or (b) three (3) days before the meeting if delivered by mail to the director's residence or usual place of business. Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage prepaid, or when transmitted if sent electronically, via telegram, facsimile, internet or other means of electronic transmission. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors needs to be specified in the notice or waiver of notice of such meeting.

         Members of the Board of Directors may participate in a meeting of such Board by means of conference telephone or similar communication equipment or by other means, provided all persons participating in the meeting can hear each other, and participation in the meeting pursuant thereto shall constitute presence in person at such meeting.

         Any director may waive notice of any meeting by a writing signed by the director entitled to the notice and filed with the minutes or corporate records. The attendance at or participation of the director at a meeting shall constitute waiver of notice of such meeting, unless the director at the beginning of the meeting or promptly upon his or her arrival objects to holding the meeting or transacting business at the meeting and does not otherwise participate in such meeting.

         SECTION 5. Quorum. A majority, but not less than one-third of the total number of directors shall constitute a quorum for the transaction of business. If at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time without notice other than announcement of the adjournment at the meeting, and at such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally notified.

         SECTION 6. Compensation. The directors, other than those who are employees of the Corporation may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, a fixed sum for attendance at each meeting of the Board of Directors and/or a stated fee as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of the Executive Committee and/or of other committees may be allowed like compensation and reimbursement of expenses for attending committee meetings.

         SECTION 7. Chairman. From its members, the Board of Directors will annually elect a Chairman to preside over meetings of the stockholders and of the Board. The Chairman may simultaneously serve as any Officer of the Corporation set forth in Article V. The Board may elect one or more Vice Chairmen. In the absence of the Chairman, a Vice Chairman, if any, or a Presiding Director, the Board shall designate a person to preside at such meetings. The director's fee of the Chairman, and the Vice Chairman, if any, will be set by the Board.

         SECTION 8. Presiding Director. From its non-management members, the Board will elect a Presiding Director. The Presiding Director shall, if present, preside at the meetings of the stockholders and Board of Directors in the absence of the Chairman of the Board or upon direction from the Board of Directors. The Presiding Director shall also preside at meetings of the non-management members of the Board of Directors, assist with the Chair of the applicable Board Committee or the Chairman of the Board, as applicable, in the development of agendas and schedules for the meetings of the Board of Directors and its committees, facilitate the delivery of information to the Board of Directors and recommend, from time to time, the retention consultants and professional advisors to consult and advise the Board of Directors. The Presiding Director shall also have such other authority and powers as the Board of Directors may from time to time prescribe. The director's fee of the Presiding Director will be set by the Board.

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

                                   ARTICLE IV

                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

         SECTION 1. Executive Committee. Members of the Executive Committee shall consist of the Chairman, the Presiding Director, the Chairs of the Audit and Compliance, Corporate Governance and the Management Development and Compensation Committee or their successor committees. The Chairman of the Board of Directors shall be the Chair of the Executive Committee. The Chairman of the Executive Committee shall be designated by the Executive Committee and in the absence of the Chairman; the Presiding Director shall preside at meetings of the Executive Committee.

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

         SECTION 4. Minutes. The Executive Committee shall keep regular minutes of its proceedings, and all action by the Executive Committee shall be reported to the Board of Directors at its next meeting. Such action shall be subject to review by the Board of Directors, provided that no rights of third parties shall be affected by such review.

         SECTION 5. Other Committees. From time to time the Board of Directors, by the affirmative vote of a majority of the whole Board of Directors, may appoint other committees for any purpose or purposes, and such committees shall have such powers as shall be conferred by the resolution of appointment, and as shall be permitted by law. In the absence of an appointed chairman of any such committee, the Presiding Director shall preside at their meetings.

                                    ARTICLE V

                                    OFFICERS

         SECTION 1. Officers. The Board of Directors shall elect, as officers, a Chief Executive Officer ("CEO"), a President, a Treasurer and a Secretary, and in their discretion one or more of the following officers: Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, Assistant Secretaries, and Assistant Treasurers. Such officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, and each shall hold office until the corresponding meeting of the Board of Directors in the next year and until his or her successor shall have been duly elected and qualified, or until he or she shall have died or resigned or shall have been removed in the manner provided herein. The powers and duties of two or more offices may be exercised and performed by the same person, except the offices of CEO and Secretary.

         SECTION 2. Vacancies. Any vacancy in any office may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

         SECTION 3. Chief Executive Officer The CEO shall be the chief executive officer of the Corporation. Subject to the direction of the Board of Directors, he or she shall have and exercise direct charge of and general supervision over the business and affairs of the Corporation and shall perform such other duties as may be assigned to him or her from time to time by the Board of Directors.

         SECTION 4. President. The President shall perform such duties as the Board of Directors may prescribe. In the absence or disability of the CEO, the President shall perform and exercise the powers of the CEO. In addition, the President shall perform such duties as from time to time may be delegated to him or her by the CEO.

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

         SECTION 8. Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositaries as shall, from time to time, be selected by the Board of Directors; he or she may endorse for collection on behalf of the Corporation, checks, notes and other obligations; he or she may sign receipts and vouchers for payments made to the Corporation; singly or jointly with another person as the Board of Directors may authorize, he or she may sign checks of the Corporation and pay out and dispose of the proceeds under the direction of the Board of Directors; he or she shall cause to be kept correct books of account of all the business and transactions of the Corporation, shall see that adequate audits thereof are currently and regularly made, and shall examine and certify the accounts of the Corporation; he or she shall render to the Board of Directors, the Executive Committee, the Chairman of the Board, the Vice Chairman, if any, the Presiding Director, the CEO or to the President, whenever requested, an account of the financial condition of the Corporation; he or she may sign with the Chairman of the Board, the Vice Chairman of the Board, the CEO, the President or a Vice President, certificates of stock of the Corporation; and, in general, shall perform all the duties incident to the office of a treasurer of a Corporation, and such other duties as from time to time may be assigned to him or her by the Board of Directors.

         SECTION 9. Assistant Treasurers. The Assistant Treasurers in order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the CEO, or the Board of Directors shall prescribe.

         SECTION 10. Secretary. The Secretary shall keep the minutes of all meetings of the stockholders and of the Board of Directors in books provided for the purpose; he or she shall see that all notices are duly given in accordance with the provisions of law and these Bylaws; he or she shall be custodian of the records and of the corporate seal or seals of the Corporation; he or she shall see that the corporate seal is affixed to all documents, the execution of which, on behalf of the Corporation, under its seal, is duly authorized and when the seal is so affixed he or she may attest the same; he or she may sign, with the Chairman of the Board, the Vice Chairman, the CEO, the President or a Vice President, certificates of stock of the Corporation; and in general he or she shall perform all duties incident to the office of a secretary of a corporation, and such other duties as from time to time may be assigned to him or her by the Board of Directors or the CEO.

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

         SECTION 15. Bonds. The Board of Directors may require any officer of the Corporation to give a bond to the Corporation, conditional upon the faithful performance of his or her duties, with one or more sureties and in such amounts as may be satisfactory to the Board of Directors.

                                   ARTICLE VI

                              CERTIFICATES OF STOCK

         SECTION 1. Direct Registration of Shares. The Corporation may, with the Board of Directors' approval, participate in a direct registration system approved by the Securities and Exchange Commission and by the New York Stock Exchange or any securities exchange on which the stock of the Corporation may from time to time be traded, whereby shares of stock of the Corporation may be registered in the holder's name in uncertificated, book-entry form on the books of the Corporation.

         SECTION 2. Form and Execution of Certificates. Except for shares represented in book-entry form under a direct registration system contemplated in Section 1 of this Article VI above, the interest of each stockholder of the Corporation shall be evidenced by a certificate or certificates for shares of stock in such form as may be prescribed from time to time by law and by the Board of Directors. The certificates of stock of each class and series now authorized or which may hereafter be authorized by the Certificate of Incorporation shall be consecutively numbered and signed by either the Chairman of the Board or the CEO or the President or a Vice President together either with the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the Corporation, and may be countersigned and registered in such manner as the Board of Directors may prescribe, and shall bear the corporate seal or a printed or engraved facsimile thereof. Where any such certificate is signed by a transfer agent or transfer clerk and by a registrar, the signatures of any such Chairman of the Board, CEO, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary upon such certificate may be facsimiles engraved or printed. The signatures by a transfer agent or transfer clerk and by a registrar may be either in facsimile form or manual form. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been placed upon, such certificate or certificates shall have ceased to be such, whether because of death, resignation or otherwise, before such certificate or certificates shall have been issued and delivered, such certificate or certificates may nevertheless be issued and delivered with the same effect as if such officer or officers had not ceased to be such at the date of its issue and delivery.

         SECTION 3. Transfer of Shares. The shares of the stock of the Corporation shall be transferred on the books of the Corporation by the holder thereof in person or by his or her attorney lawfully constituted, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof or guaranty of the authenticity of the signature as the Corporation or its agents may reasonably require. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

         SECTION 4. Closing of Transfer Books and Record Dates. The Board of Directors may in its discretion prescribe in advance a period not exceeding sixty (60) days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the Corporation may be made; or in lieu of prohibiting the transfer of stock, may fix in advance a time not more than sixty (60) days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting, as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined; and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid. The Board of Directors may also, in its discretion, fix in advance a date not exceeding sixty (60) days preceding the date fixed for the payment of any dividend or the making of any distribution, or for the delivery of evidence of rights, or evidences of interests arising out of any issuance, change, conversion or exchange of capital stock, as a record date for the determination of the stockholders entitled to receive or participate in any such dividend, distribution, rights or interests, notwithstanding any transfer of any stock on the books of the Corporation after any record date fixed as aforesaid, or, at its option, in lieu of so fixing a record date, may prescribe in advance a period not exceeding sixty (60) days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the Corporation may be made.

         SECTION 5. Lost or Destroyed Certificates. In case of the loss or destruction of any outstanding certificate of stock, a new certificate may be issued upon the following conditions:

         The owner of said certificate shall file with the Secretary of the Corporation an affidavit giving the facts in relation to the ownership, and in relation to the loss or destruction of said certificate, stating its number and the number of shares represented thereby; such affidavit to be in such form and contain such statements as shall satisfy the Chairman of the Board and Secretary that said certificate has been accidentally destroyed or lost, and that a new certificate ought to be issued in lieu thereof. Upon being so satisfied, the Chairman of the Board and Secretary may require such owner to file with the Secretary a bond in such penal sum and in such form as they may deem advisable, and with a surety or sureties approved by them, to indemnify and save harmless the Corporation from any claim, loss, damage or liability which may be occasioned by the issuance of a new certificate in lieu thereof, or if they deem it appropriate, to waive the requirement to secure a bond with a surety. Upon such bond being so filed, if required, a new certificate for the same number of shares shall be issued to the owner of the certificate so lost or destroyed; and the transfer agent and registrar of stock, if any, shall countersign and register such new certificate upon receipt of a written order signed by the said Chairman of the Board and Secretary, and thereupon the Corporation will save harmless said transfer agent and registrar in the premises. The CEO or the President or any Vice President may act hereunder in the stead of the Chairman of the Board, and an Assistant Secretary in the stead of the Secretary. In case of the surrender of the original certificate, in lieu of which a new certificate has been issued, or the surrender of such new certificate, for cancellation, the bond of indemnity given as a condition of the issue of such new certificate may be surrendered. A new certificate may be issued without requiring any bond when in the judgment of the Board of Directors it is proper to do so.

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

                                  ARTICLE VIII

                              WAIVERS AND CONSENTS

         SECTION 1. Waivers. Whenever under the provisions of any law or under the provisions of the Certificate of Incorporation of the Corporation or these Bylaws, the Corporation, or the Board of Directors or any committee thereof, is authorized to take any action after notice to stockholders or the directors or the members of such committee, or after the lapse of a prescribed period of time, such action may be taken without notice and without the lapse of any period of time if, at any time before or after such action be completed, such requirements be waived in writing by the person or persons entitled to said notice or entitled to participate in the action to be taken, or, in the case of a stockholder, by his or her attorney thereunto authorized.

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

                                    ARTICLE X

                               INSPECTION OF BOOKS

         The Board of Directors shall determine from time to time whether and, if allowed, when and under what conditions and regulations, the accounts and books of the Corporation (except as otherwise such as may by statute be specifically open to inspection) or any of them shall be open to the inspection of the stockholders; and the stockholders' rights in this respect are and shall be restricted and limited accordingly.

                                   ARTICLE XI

                                   FISCAL YEAR

         The fiscal year of the Corporation shall end on the thirty-first day of December each year, unless another date shall be fixed by resolution of the Board of Directors. After such date is fixed, it may be changed for future fiscal years at any time or from time to time by further resolution of the Board of Directors.

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

                                   ARTICLE XIV

                     INDEMNIFICATION OF DIRECTORS, OFFICERS,
                              EMPLOYEES AND AGENTS

         The Corporation shall indemnify and reimburse each person, and his or her heirs, executors or administrators, who is made or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she was or is a director, officer, employee or agent of the Corporation or was or is serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement, actually or reasonably incurred by him or her in connection with such action, suit or proceeding and shall advance the expenses incurred by any officer or director in defending any such action, suit or proceeding to the full extent permitted by Section 145 of the General Corporation Law of the State of Delaware as it may be amended or supplemented from time to time. Such right of indemnification or advancement of expenses of any such person shall not be deemed exclusive of any other rights to which he or she may be entitled under any statute, bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office.

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

                                                                                  EXHIBIT 12
                             RADIOSHACK CORPORATION

         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS


                                                   Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                   ------------------     ------------------
(In millions, except ratios)                         2003      2002         2003      2002
----------------------------                       --------  --------     --------  --------
Ratio of Earnings to Fixed Charges:

Net income                                         $  57.1   $  44.9      $ 171.2   $ 154.3
Plus provision for income taxes                       33.0      27.5        100.8      94.6
                                                   --------  --------     --------  --------
Income before income taxes                            90.1      72.4        272.0     248.9
                                                   --------  --------     --------  --------

Fixed charges:

Interest expense and amortization, including debt
 discount                                              8.4      11.0         27.3      32.0
Amortization of debt issuance costs                    0.3       0.3          0.8       0.8
Capitalized Interest                                   0.2        --          1.3        --
Appropriate portion (33 1/3%) of rentals              20.9      20.4         62.4      60.6
                                                   --------  --------     --------  --------
  Total fixed charges                                 29.8      31.7         91.8      93.4
                                                   --------  --------     --------  --------

Earnings before income taxes and fixed charges,
 excluding capitalized interest                    $ 119.7   $ 104.1      $ 362.5   $ 342.3
                                                   ========  ========     ========  ========

Ratio of earnings to fixed charges                    4.02      3.28         3.95      3.66
                                                   ========  ========     ========  ========

Ratio of Earnings to Fixed Charges and
Preferred Dividends:

Total fixed charges, as above                      $  29.8   $  31.7      $  91.8   $  93.4
Preferred dividends                                     --       1.1           --       3.4
                                                   --------  --------     --------  --------
Total fixed charges and preferred dividends        $  29.8   $  32.8      $  91.8   $  96.8
                                                   ========  ========     ========  ========

Earnings before income taxes and fixed charges,
 excluding capitalized interest                    $ 119.7   $ 104.1      $ 362.5   $ 342.3
                                                   ========  ========     ========  ========

Ratio of earnings to fixed charges and preferred
 dividends                                            4.02      3.17         3.95      3.54
                                                   ========  ========     ========  ========

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


Date:  November 12, 2003                By  /s/       Leonard H. Roberts
                                          --------------------------------------
                                                      Leonard H. Roberts
                                                   Chief Executive Officer

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


Date:  November 12, 2003              By  /s/         Michael D. Newman
                                          --------------------------------------
                                                      Michael D. Newman
                                                  Chief Financial Officer

                                                                      Exhibit 32
                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and Michael D. Newman, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
November 12, 2003



/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
November 12, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.