Form 10-K
period 2003-12-31
RADIOSHACK CORP
filed 2004-03-12
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,378,512,568 based on the New York Stock Exchange closing price.

As of February 18, 2004, there were 161,927,676 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

At December 31, 2003, we operated 5,121 company stores located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores averaged approximately 2,450 square feet and are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded products. Our product lines include electronic parts, batteries and accessories; wireless and conventional telephones; audio and video equipment; direct-to-home ("DTH") satellite systems; personal computers; personal electronics such as home air cleaners; and unique toys. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, long distance telephone service, prepaid wireless airtime and extended service plans. At December 31, 2003, we also had a network of 1,921 dealer/franchise outlets, including 55 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

Retail Support Operations. Our retail stores, along with our dealer/franchise outlets, are supported by an established infrastructure. Below are the major components of this support structure.

        RadioShack Global Sourcing ("RSGS") - RSGS, which is owned by us, serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. While the majority of RSGS's activities support our business, RSGS also provides services for outside customers.

        Consumer Electronics Manufacturing - We operate four manufacturing facilities in the United States and one overseas manufacturing operation in the Asia Pacific region. These five manufacturing facilities employed approximately 2,200 employees as of December 31, 2003. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of "hard to find" parts and accessories for consumer electronics products.

        RadioShack.com - Products, services and information are available through our Web site www.radioshack.com. Online customers can purchase, return or exchange products available through our Web site or at their neighborhood RadioShack location.

        RadioShack Customer Support - Using state-of-the-art telephone and data networks, RadioShack Customer Support responds to more than 4.8 million phone calls and emails annually. The responses include answers to customers' unique requests for hard to find parts, batteries and accessories, customer service inquiries and direct sales requests related to our Web site and retail stores.

        RadioShack Service Centers - We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 2003, we had 43 RadioShack service centers in the U.S. and one in Puerto Rico that repair name brand and private label products sold through our various sales channels. We are also a vendor-authorized service provider for leading manufacturers such as Compaq, Sony, Hewlett-Packard, RCA/Thomson, Kyocera, Nokia, Samsung, ATC Logistics & Electronics and LG Electronics, among others. In addition, we perform repairs for third-party service centers and extended service plan providers.

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

        Regional Distribution Centers - We have seven distribution centers that ship over one million cartons each month to our retail stores and dealer/franchise outlets. Two of these distribution centers also serve as fulfillment centers for our online customers.

SEASONALITY
As with other retailers, our net sales and operating revenues, operating profits and cash flows are proportionally greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the section titled "Cash Flow and Liquidity." Also, see
Note 29 of the "Notes to Consolidated Financial Statements" for our quarterly data, which shows seasonality trends. We expect such seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our business in the United States and in foreign countries. Radio Shack, RadioShack, RadioShack.com, and "You've got questions. We've got answers." are some of the marks most widely used by us. We believe that the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality products and services. We also believe that the loss of the RadioShack name and RadioShack marks would have a material impact on our business. Our private label manufactured products are sold primarily under the RadioShack trademark. We also own various patents relating to electronic products designed and manufactured by us.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as third-party services, to our customers. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw materials or any single private label product to have a material impact on our operations. We have formed vendor and third-party service provider relationships with well-recognized companies and, in the aggregate, certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis, where demand has exceeded supply. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Our vendor and third-party relationships include the following companies:

        Hewlett-Packard Company ("HP") - HP is the sole supplier of both desktop and laptop personal computers sold under the HP and Compaq names through our retail stores, participating dealer/franchise outlets and on our Web site.

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

        Verizon Wireless ("Verizon") - Our relationship with the nation's largest wireless communications service provider permits approximately 4,300 company stores to sell products and services with a single cellular service provider. The relationship fosters training, marketing, inventory, repair and other supply chain synergies.

ORDER BACKLOG
We have no material backlog of orders for the products or services that we sell.

COMPETITION
Due to rising consumer demand for wireless communications products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, primarily driven by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy. Department and specialty stores, such as Sears and The Home Depot, compete on a more select product category scale. Sprint and Verizon compete directly with us in the wireless department through their own retail and online presence. Mass merchants such as Wal-Mart, Target and other alternative channels of distribution, such as mail order and e-commerce retailers, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

Management believes we have three primary factors differentiating us from our competition. First is our extensive physical retail presence with approximately 7,000 convenient retail locations in virtually every neighborhood nationwide. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers' routine electronics needs and distinct electronics wants, assisting customers with service activation, where applicable, and assisting with the selection of appropriate products and accessories. Third is our proven ability to accelerate the adoption of new technologies.

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

EMPLOYEES
As of December 31, 2003, we had approximately 39,500 employees. Of the temporary retail employees hired for the holiday selling season, approximately 7,700 of these temporary employees remained at year-end. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

You may obtain these materials electronically by accessing the SEC's home page on the Internet at:

                        http://www.sec.gov

In addition, we make available, free of charge, on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports and proxy statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Investor Relations," by accessing our Web site:

                        http://www.radioshackcorporation.com

Also, reports and other information concerning us are available for inspection and copying at:

                        New York Stock Exchange
                        20 Broad Street
                        New York, New York 10005

RADIOSHACK CORPORATE GOVERNANCE FRAMEWORK AND CODE OF ETHICS
Our Board of Directors has adopted a Corporate Governance Framework that sets forth the board's policies regarding corporate governance with respect to RadioShack. You may review the Corporate Governance Framework under the heading "Investor Relations," sub-heading "Corporate Governance," by accessing our Web site:

                        http://www.radioshackcorporation.com

You may also obtain a copy of the Corporate Governance Framework by mailing a request to:

                        RadioShack Corporation
                        Assistant Corporate Secretary
                        100 Throckmorton Street, Suite 1700
                        Fort Worth, Texas 76102

In connection with the Board of Directors' responsibility to oversee our legal compliance and ethical conduct, the Board of Directors has approved RadioShack's Code of Ethics and Financial Code of Ethics. The Code of Ethics consists of both our values and our Code of Conduct, and represents a framework for decision-making and is an expression of our core values and expectations regarding business conduct. The Code of Ethics (including the Code of Conduct) is applicable to directors, officers and employees. The Financial Code of Ethics addresses the responsibilities of our Chief Executive Officer, President, Chief Financial Officer and Controller regarding the roles of these individuals with respect to the oversight of our financial practices. You may review the Code of Conduct and the Financial Code of Ethics under the heading "Investor Relations," sub-heading "Corporate Governance," by accessing our Web site:

                        http://www.radioshackcorporation.com

You can also obtain a copy of the Code of Conduct and the Financial Code of Ethics by mailing a request to:

                        RadioShack Corporation
                        Assistant Corporate Secretary
                        100 Throckmorton Street, Suite 1700
                        Fort Worth, Texas 76102

CHARTERS OF COMMITTEES OF THE BOARD OF DIRECTORS
The Board of Directors has established charters for each of the following committees of the Board of Directors: Audit and Compliance Committee, Corporate Governance Committee, Executive Committee and Management Development and Compensation Committee. You may review a copy of the charters of each of these committees "Investor Relations," sub-heading "Corporate Governance,"by accessing our Web site:

                        http://www.radioshackcorporation.com

You can also obtain a copy of the charters by mailing a request to:

                        RadioShack Corporation
                        Assistance Corporate Secretary
                        100 Throckmorton Street, Suite 1700
                        Fort Worth, Texas 76102

ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                                Page
Retail Outlets............................       12
Property, Plant and Equipment.............       40
Commitments and Contingent Liabilities....       47

We lease, rather than own, most of our retail and service center facilities. Our stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. We lease all of the property on which our executive offices are located in downtown Fort Worth, Texas, one distribution center in the United States, and six administrative offices and one manufacturing plant in the Asia Pacific region. We own the property on which the other six distribution centers are located and all of our manufacturing facilities located throughout the United States. We also beneficially own land purchased in 2001 in Fort Worth, Texas, on which our new corporate headquarters is being constructed. This land is currently held on our behalf by a local development agency operated by the City of Fort Worth to facilitate various incentive programs provided by the City. Based on our periodic reviews, we believe our existing distribution centers and office facilities are adequate to meet our current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.
We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at December 31, 2003.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of our executive officers and their ages, positions and length of service with us as of February 18, 2004.

                                          Position                                       Years with
   Name                      (Date Elected to Current Position)                 Age        Company
   ----                       --------------------------------                  ---        -------

Leonard H. Roberts (1)  Chairman of the Board (May 1999) and                    54           10
                        Chief Executive Officer (January 1999)

David J. Edmondson (2)  President and Chief Operating Officer                   44            9
                        (December 2000)

Evelyn V. Follit (3)    Senior Vice President - Chief Organizational Enabling   57            6
                        Services Officer (October 2003) and Chief Information
                        Officer (July 1998)

Mark C. Hill (4)        Senior Vice President - Chief Administrative Officer    52            7
                        (October 2003) and Secretary and General Counsel
                        (July 1997)

Laura K. Moore (5)      Senior Vice President - Chief Communications Officer    41            5
                        (March 2003)

Michael D. Newman (6)   Senior Vice President and Chief Financial               47            3
                        Officer (May 2001)

There are no family relationships among the executive officers listed, and there are no arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors annually to serve for the year, or until their successors are appointed. All of the executive officers listed above have served RadioShack in various capacities over the past five years, except for Mr. Newman.

(1) Mr. Roberts has been Chairman of the Board of Directors, RadioShack Corporation since May 1999 and Chief Executive Officer of RadioShack Corporation since January 1999. Previously, Mr. Roberts was President, RadioShack Corporation from December 1995 to December 2000.

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

(3) Ms. Follit served as Vice President and Chief Information Officer, RadioShack Corporation, from July 1998 to May 1999, when she was appointed Senior Vice President and Chief Information Officer, RadioShack Corporation. In March 2003, she was appointed Senior Vice President - Organizational Enabling Services and Chief Information Officer, and, in October 2003, she was appointed Senior Vice President - Chief Organizational Enabling Services Officer and Chief Information Officer.

(4) Mr. Hill served as Vice President, Corporate Secretary and General Counsel, RadioShack Corporation, from July 1997 to October 1998, when he was appointed Senior Vice President, RadioShack Corporation. In October 2003, he was appointed Senior Vice President - Chief Administrative Officer; however, he continues to serve as our Secretary and General Counsel.

(5) Ms. Moore served as Vice President - Corporate Communications and Public Relations for RadioShack Corporation from November 1998 to October 2000, when she was appointed Senior Vice President - Public Relations and Corporate Communications, RadioShack Corporation. In March 2003, she was appointed Senior Vice President - Chief Communications Officer.

(6) Mr. Newman has served as Senior Vice President and Chief Financial Officer, RadioShack Corporation, since May 2001. Prior to joining RadioShack Corporation, he was Vice President and Chief Financial Officer of Intimate Brands, Inc. (a retailer of women's apparel and care products) from June 2000 to December 2000, and Vice President and Chief Financial Officer of Hussmann International, Inc. (a manufacturer of merchandising equipment and commercial refrigeration systems) from 1996 to 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2003.

                                                  Dividends        Dividends
 Quarter Ended           High         Low         Declared           Paid
 -------------           ----         ---         --------           ----

December 31, 2003      $ 32.48      $ 27.90        $ 0.25           $ 0.25
September 30, 2003       31.62        25.37           --               --
June 30, 2003            27.00        21.45           --               --
March 31, 2003           22.65        18.74           --               --

December 31, 2002      $ 24.72      $ 16.99        $ 0.22           $ 0.22
September 30, 2002       30.25        19.11           --               --
June 30, 2002            36.21        27.50           --               --
March 31, 2002           31.85        26.13           --               --


HOLDERS OF RECORD
At February 18, 2004, there were 29,083 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On October 17, 2003, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend was paid on December 26, 2003, to stockholders of record on December 8, 2003.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                                   Year Ended December 31,
(Dollars and shares in millions, except per share      2003       2002       2001       2000       1999
amounts, ratios, outlets and square footage)         ---------  ---------  ---------  ---------  ---------
Statements of Income Data
Net sales and operating revenues                     $4,649.3   $4,577.2   $4,775.7   $4,794.7   $4,126.2
Operating income                                     $  483.7   $  425.4   $  359.3   $  629.7   $  497.3
Net income                                           $  298.5   $  263.4   $  166.7   $  368.0   $  297.9
Net income available per common share:
   Basic                                             $   1.78   $   1.50   $   0.88   $   1.94   $   1.51
   Diluted                                           $   1.77   $   1.45   $   0.85   $   1.84   $   1.43
Shares used in computing earnings per common share:
   Basic                                                167.7      173.0      183.8      187.3      194.2
   Diluted                                              168.9      179.3      191.2      197.7      205.0
Gross profit as a percent of sales                       49.8%      48.9%      48.1%      49.4%      50.5%
SG&A expense as a percent of sales                       37.4%      37.8%      35.9%      34.1%      36.2%

Balance Sheet Data
Inventories                                          $  766.5   $  971.2   $  949.8   $1,164.3   $  861.4
Total assets                                         $2,243.9   $2,227.9   $2,245.1   $2,576.5   $2,142.0
Working capital                                      $  808.5   $  878.7   $  887.9   $  585.8   $  478.1

Capital structure:
   Current debt                                      $   77.4   $   36.0   $  105.5   $  478.6   $  188.9
   Long-term debt                                    $  541.3   $  591.3   $  565.4   $  302.9   $  319.4
   Total debt                                        $  618.7   $  627.3   $  670.9   $  781.5   $  508.3
   Total debt, net of cash and cash equivalents      $  (16.0)  $  180.8   $  269.5   $  650.8   $  343.7
   Stockholders' equity                              $  769.3   $  728.1   $  778.1   $  880.3   $  830.7
   Total capitalization                              $1,388.0   $1,355.4   $1,449.0   $1,661.8   $1,339.0
   Long-term debt as a % of total capitalization (1)     39.0%      43.6%      39.0%      18.2%      23.9%
   Total debt as a % of total capitalization (1)         44.6%      46.3%      46.3%      47.0%      38.0%
   Book value per common share at year end           $   4.73   $   4.24   $   4.40   $   4.74   $   4.36

Financial Ratios
Return on average stockholders' equity                   39.9%     35.0%      20.1%      43.0%      35.5%
Return on average assets                                 13.4%     11.8%       6.9%      15.6%      14.4%
Annual inventory turnover                                 2.7       2.4        2.3        2.4        2.3
Ratio of earnings to fixed charges (2)                   4.87      4.40       3.28       5.73       5.55

Other Data
Dividends declared per common share                  $  0.250   $  0.220   $  0.165   $  0.220   $  0.205
Dividends paid per common share                      $  0.250   $  0.220   $  0.220   $  0.220   $  0.200
Capital expenditures                                 $  189.6   $  106.8   $  139.2   $  119.6   $  102.4
Number of RadioShack retail locations at year end       7,042      7,213      7,373      7,199      7,186
Average square footage per company store                2,450      2,400      2,350      2,300      2,300
Comparable company store sales increase (decrease)          2%        (1%)        1%        11%        12%

This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the
Consolidated Financial Statements and related Notes.

(1) Capitalization is defined as total debt plus total stockholders' equity.
(2) Earnings used in computing the ratio of earnings to fixed charges consist of pre-tax earnings and fixed charges. Fixed charges are defined as interest expense related to debt, amortization expense related to deferred financing costs, and a portion of rental charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

RadioShack is primarily a retailer of consumer electronics and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, specially-trained sales staff and relationships with reputable vendors. We believe this strategy provides us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce the costs of goods sold and selling, general and administrative expense. Furthermore, we believe that, by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

This section of our Annual Report on Form 10-K discusses certain factors that may affect our future results (including economic and industry-wide factors), our critical accounting policies and estimates, the results of our operations, our liquidity and financial condition, and our risk management practices.

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

General Business Factors

o Changes in the national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, level of the equity markets, consumer credit availability, interest rates, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our service-driven operating strategies;
o any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China's currency against the U.S. dollar;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o the disruption of international, national or regional transportation systems;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us;
o the occurrence of severe weather events or natural disasters, which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season;
o    increases in ocean freight rates; and
o the inability to timely manufacture or receive Asian shipments due to the potential emergence of a disease, including SARS.

RadioShack Specific Factors

o The inability to successfully execute our strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees and rebates for products and third-party services offered by us;

o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, licensing opportunities, new markets, alternative sales channels, and innovative products;
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market; and
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including both consolidation and the effects of number portability.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported values of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements. Note 2 to the consolidated financial statements includes a summary of our most significant accounting policies, but the accounting policies and estimates we consider most critical are as follows:

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Certain products, such as wireless handsets and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider will pay us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of estimated service disconnects, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider. Residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis. Material differences could result in the amount and timing of our revenue for any period if actual returns, sales, fee or commission revenue adjustments exceed or are different from our estimates or assumptions.

Additionally, we offer repair service (i.e., non-warranty) contracts on products sold. These contracts generally provide extended service coverage for periods ranging from 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third-party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time the contract is sold. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the term of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Receivables: We record receivables based on the amount of revenue recognized as described above. Our receivables primarily consist of amounts due from certain vendors, third-party service providers, dealer/franchisees and commercial customers. The carrying amount of the receivables is continually evaluated based on the likelihood of collection. An allowance for doubtful accounts is established for estimated losses resulting from the inability of our vendors, third-party service providers, and both dealer/franchise and commercial customers to make their required payments. Factors such as these parties' creditworthiness, payment terms, historical results and economic conditions are considered when making these decisions. If any of these parties' creditworthiness deteriorates beyond our expectations, or if any of their actual defaults exceed our historical experience, such that actual collections are different from their recorded amounts, material charges to our selling, general and administrative expenses could be required.

Inventory: Inventory is our largest asset class. Our inventory consists primarily of finished goods and is recorded at the lower of cost (based on the average cost method) or market. We make estimates regarding the carrying value of our inventory on an item-by-item basis. If the amount we expect to receive from the sale of the inventory is less than its cost, we write down the cost of the inventory to its estimated realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if unexpected changes in technology affect demand for certain products, we could be exposed to losses on the recorded amounts in inventory in excess of our established reserves.

Accrued Expenses: The amount of liability we record for claims related to self insurance, warranty and pending litigation requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our past history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability that we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position.

Income Taxes: We are subject to income taxes in many jurisdictions, including the U.S., states and localities, and abroad. We must first determine which revenues and expenses should be included in each taxing jurisdiction. This process involves the estimation of our actual current tax exposure, together with the assessment of temporary differences resulting from differing treatment of income or expense items for tax and accounting purposes. We establish tax reserves in our consolidated financial statements based on our estimation of current tax exposures. If we prevail in tax matters for which reserves have been established or we are required to settle matters in excess of established reserves, our effective tax rate for a particular period could be materially affected. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on our balance sheet. If our actual results differ from estimated results or if we adjust our estimates in the future such that we would not expect to realize all or part of our net deferred tax assets, we may need to establish a valuation allowance against our deferred tax assets, which could also materially affect our effective tax rate.

OVERVIEW OF 2003 FINANCIAL PERFORMANCE
Management reviews a number of key indicators to evaluate our financial performance, including:
   o        net sales and operating revenues,
   o        gross margin,
   o        selling, general and administrative ("SG&A") expense, and
   o        operating margin.

For 2003, RadioShack's net sales and operating revenues increased 1.6%, and our gross margin improved to 49.8% of our 2003 net sales. Our SG&A expense decreased to 37.4% of our 2003 net sales, helping to increase our operating margin to 10.4%.

In managing our business, management uses various metrics for company operated stores, including average tickets per store and average sales per ticket. See the table below for a summary of these statistics for the years indicated.

                                     2003        2002        2001
                                   ---------   ---------   ---------
Average tickets per store per day     72          73          71
Average sales per ticket            $30.77      $29.40      $30.41

For a more detailed discussion of our financial performance, please continue reading our MD&A, Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RETAIL OUTLETS
The table below shows our retail locations broken down between company stores and dealer/franchise outlets. While the dealer/franchise outlets represent approximately 27% of RadioShack's total retail locations, our sales of product to dealer/franchisees are less than 10% of our total net sales and operating revenues (see "Results of Operations" below).

                                    Average             At December 31,
                                   Store Size ----------------------------------
                                   (Sq. Ft.)     2003        2002        2001
--------------------------------------------------------------------------------
  Company operated stores            2,439       5,121       5,161       5,127
  Cool Things @ Blockbuster (1)       N/A         ---         ---          127
  Dealer/franchise outlets            N/A        1,921       2,052       2,119
                                                 -----       -----       -----
  Total number of retail locations               7,042       7,213       7,373
                                                =======     =======     =======

(1) Test stores closed in early 2002.

In addition to our company operated stores and dealer/franchise outlets, our existing and emerging sales channels include our www.radioshack.com Web site and catalog operations, as well as sophisticated outbound and inbound telephone call centers.

Real Estate Owned and Leased

                                                             Approximate Square Footage
                                                                  at December 31,
                            ------------------------------------------------------------------------------------
                                              2003                                         2002
                            ----------------------------------------     ----------------------------------------
(In thousands)                Owned          Leased          Total         Owned          Leased         Total
-----------------------------------------------------------------------------------------------------------------
Retail
RadioShack                        18         12,417         12,435             18         12,486         12,504

Support Operations
Manufacturing                    157            208            365            502            201            703
Distribution centers
  and office space             2,610          2,557          5,167          3,022          2,481          5,503
                            ----------     ----------     ----------     ----------     ----------     ----------
                               2,785         15,182         17,967          3,542         15,168         18,710
                            ==========     ==========     ==========     ==========     ==========     ==========

RESULTS OF OPERATIONS
Net sales and operating revenues by channel of distribution are as follows:

                                       Year Ended December 31,
(In millions)                        2003       2002       2001
-------------                      --------   --------   --------
Company operated store sales       $4,350.2   $4,247.0   $4,266.2
Dealer/franchise and other sales      299.1      330.2      509.5
                                   --------   --------   --------
Net sales and operating revenues   $4,649.3   $4,577.2   $4,775.7
                                   ========   ========   ========

The following table provides a summary of our net sales and operating revenues by department and as a percent of net sales and operating revenues.

                                             Net Sales And Operating Revenues
                                                   Year Ended December 31,
                                   ------------------------------------------------------
                                         2003               2002               2001
                                   ----------------   ----------------   ----------------
Wireless communication             $1,623.2   34.9%   $1,419.9   31.0%   $1,297.5   27.2%
Wired communication                   343.7    7.4       379.7    8.3       383.5    8.0
Radio communication                   114.8    2.5       120.6    2.6       132.0    2.8
Home entertainment                    737.9   15.9       855.2   18.7     1,121.4   23.5
Computer                              455.9    9.8       456.8   10.0       461.1    9.6
Power and technical                   634.1   13.6       623.9   13.6       618.9   13.0
Personal electronics,
 toys and personal audio              588.1   12.6       576.2   12.6       562.0   11.8
Retail support operations,
 service plans, and other             151.6    3.3       144.9    3.2       199.3    4.1
                                   ----------------   ----------------   ----------------
Net sales and operating
 revenues                          $4,649.3  100.0%   $4,577.2  100.0%   $4,775.7  100.0%
                                   ================   ================   ================

2003 COMPARED WITH 2002

NET SALES AND OPERATING REVENUES

Sales increased approximately 1.6% to $4,649.3 million in 2003 from $4,577.2 million in 2002. We had a 2% increase in comparable company store sales. These increases were primarily the result of a 14.3% increase in wireless department sales, partially offset by a decline in sales within the home entertainment department. These sales increases were possible because of an increase in average store volume, despite a decrease in 2003 of 40 company stores, net of store openings. We expect a sales gain for 2004 as discussed in further detail below.

Sales to our dealer/franchise outlets, in addition to retail support operations and other sales, were down $31.1 million for 2003, or a decrease of 9.4%, when compared to 2002. Sales to our dealer/franchise outlets remain substantially less than 10% of our total sales. Retail support operation sales are generated primarily from outside sales of our repair centers, RadioShack Installation Services ("RSIS"), and domestic and overseas manufacturing. The decrease in retail support operations sales from 2002 to 2003 primarily resulted from an overall decline in our RSIS commercial business, the closure of several of our manufacturing facilities in the third quarter of 2003, and the sale of RSIS in September 2003. We expect 2004 sales from dealer/franchise and retail support operations to underperform, compared to the 2004 sales performance of the Company as a whole.

Sales in the wireless communication department, which is made up of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased 14.3% in dollars and increased as a percentage of total sales to 34.9% in 2003 compared to 31.0% in 2002. This sales increase was due primarily to an increase in the average selling price of our wireless handsets, resulting from our continued emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras. In addition, sales increases in both wireless services and accessories contributed to this increase. We believe our plans featuring new technologies, sales promotions, and carrier compensation models will result in wireless sales increases for 2004.

Sales in the wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased 9.5% in dollars and decreased as a percentage of total sales to 7.4% in 2003, compared to 8.3% in 2002. These decreases were primarily the result of a decline in 2003 sales of the "Telezapper," a call screening product, although they were partially offset by sales increases of cordless phones. We anticipate that sales in this department will be down for 2004, compared to 2003, as customers continue to migrate to more advanced technologies.

Sales in the radio communication department decreased 4.8% in dollars and decreased slightly as a percentage of total sales to 2.5% in 2003, compared to 2.6% in 2002. The decrease in this department was primarily the result of a decrease in Family Radio Service ("FRS"), two-way radio sales, scanner sales and communication accessories, partially offset by a sales increase in GPS devices. We believe sales in this department will be approximately the same for 2004, compared to 2003.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased 13.7% in dollars and decreased as a percentage of total sales to 15.9% in 2003 compared to 18.7% in 2002. These decreases were primarily attributable to a decline in sales of satellite dishes and their related installation services, as well as a decrease in home entertainment accessory sales. The sales decrease was partially offset by increased sales of DVD players and televisions. We anticipate that sales in the home entertainment department will be down for 2004, compared to 2003.

Sales in the computer department, which includes desktop, laptop, handheld computers and related accessories, in addition to digital cameras and home networking products, decreased slightly in dollars and decreased as a percentage of total sales to 9.8% in 2003 compared to 10.0% in 2002. These decreases were primarily the result of a planned decrease in sales of desktop CPUs and monitors, substantially offset by increased sales of digital cameras, camcorders and related accessories, as well as home networking products and computer accessories. We expect that sales in the computer department will increase in 2004, compared to 2003.

Sales in the power and technical department increased slightly in dollars and remained at 13.6% of total sales for both 2003 and 2002. This sales increase was primarily due to increased sales of general and special purpose batteries and power inverters, but was partially offset by decreased sales of bulk and packaged wire, as well as decreases for technical parts and tools. We anticipate that sales will increase in this department in 2004, compared to 2003.

Sales in the personal electronics, toys and personal audio department increased slightly in dollars and remained at 12.6% of total sales for both 2003 and 2002. The increase in this department was due primarily to micro radio-controlled cars and related accessories not available in the first nine months of 2002 and, to a lesser extent, sales of wellness products sold under our LifeWise(TM) brand. Also, increased sales of personal audio products had a positive impact for 2003, resulting from increases in national security threats and the conflict in Iraq. These increases were substantially offset by decreased sales of personal electronics, excluding wellness products, and educational toys. We believe sales in this department will be approximately the same for 2004, compared to 2003.

GROSS PROFIT

Gross profit for 2003 was $2,315.7 million or 49.8% of net sales and operating revenues, compared with $2,238.3 million or 48.9% of net sales and operating revenues in 2002, resulting in a 3.5% increase in gross profit and a 90 basis point increase in our gross profit percentage. These increases over the prior year were primarily due to the following:

We experienced over $40.0 million in benefit from our supply chain vendor and strategic pricing initiatives. In connection with these initiatives, we utilized on line reverse auctions, realized more favorable terms from vendors, improved the impact of markdowns, priced our products more appropriately, and utilized other techniques and incentives to optimize gross profit.

We also improved our merchandise mix within departments by increasing the sales mix for many of our higher margin products, while managing the mix down for many lower margin products.

We anticipate that gross profit as a percentage of net sales and operating revenues will continue to improve for 2004, when compared to 2003, due primarily to the planned enhancement of our current sales mix towards higher margin products such as computer accessories, batteries, wellness and digital products. Also, the impact of additional supply chain management initiatives, particularly in vendor relations and end-of-life inventory management, should provide a positive impact.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The  table  below  summarizes  the  breakdown  of  various   components  of  our
consolidated SG&A expense and its related percentage of total net sales and operating revenues.

                                           Year Ended December 31,
                          ---------------------------------------------------------
                                2003                2002                2001
                         ------------------  ------------------  ------------------
                                     % of                % of                % of
                                    Sales &             Sales &             Sales &
(In millions)             Dollars  Revenues   Dollars  Revenues   Dollars  Revenues
-------------------------------------------  ------------------  ------------------
Payroll and commissions  $  751.9    16.2%   $  728.0    15.9%   $  740.3    15.5%
Advertising                 254.4     5.5       241.0     5.3       253.9     5.3
Rent                        250.1     5.4       244.9     5.4       230.3     4.8
Other taxes                 106.9     2.3       105.9     2.3       111.8     2.4
Insurance                    81.5     1.8        71.0     1.6        60.6     1.3
Utilities and telephone      75.8     1.6        74.9     1.6        73.2     1.5
Credit card fees             36.1     0.8        35.8     0.8        34.9     0.7
Lawsuit settlement            --      --         29.0     0.6         --      --
Stock purchase
  and savings plans          21.5     0.4        20.8     0.5        20.3     0.4
Repairs and maintenance      11.6     0.2        12.0     0.3        11.4     0.2
Printing, postage and
  office supplies            10.0     0.2        10.5     0.2        12.2     0.3
Travel                        8.6     0.2         9.6     0.2        10.4     0.2
Loss on real estate
  sub-lease                   5.6     0.1         6.0     0.1         --      --
Bad debt                      0.4     --          4.7     0.1        14.5     0.3
Store closing costs           --      --          --      --          7.6     0.2
Other                       125.6     2.7       134.5     2.9       132.5     2.8
                          -----------------   -----------------  ------------------
                         $1,740.0    37.4%   $1,728.6    37.8%   $1,713.9    35.9%
                         ==================  ==================  ==================

Our SG&A expense increased 0.7% in dollars, but decreased as a percent of net sales and operating revenues to 37.4% for the year ended December 31, 2003, from 37.8% for the year ended December 31, 2002. The dollar increase for 2003 was primarily due to a $23.9 million increase in payroll and commissions and a $13.4 million increase in advertising, partially offset by the $29.0 million litigation charge in 2002 related to the settlement of a class action lawsuit in California.

Payroll expense increased by $23.9 million to $751.9 million in 2003 and increased 0.3 percentage points to 16.2% percent of net sales and operating revenues in 2003, compared to 15.9% in 2002. The increase in both dollars and as a percentage of total sales was due primarily to an increase in incentive pay based on increased earnings, as well as the 2.4% increase in company retail sales. We expect payroll expense to increase in 2004.

Advertising expense increased $13.4 million in 2003 to $254.4 million from $241.0 million in 2002 and increased 0.2 percentage points to 5.5% of net sales and operating revenues in 2003, compared to 5.3% in 2002.

Rent expense increased by $5.2 million to $250.1 million in 2003, but remained the same as a percent of net sales and operating revenues of 5.4% in both 2003 and 2002. The dollar increase was due primarily to lease renewals and relocations at higher rates, as well as a slight increase in the average store size. The percent of net sales remained the same due to fewer company stores and our continued rent reduction efforts. We expect a similar increase in 2004 rent for the same reasons described for 2003.

Insurance expense increased $10.5 million to $81.5 million in 2003 from $71.0 million in 2002 and increased as a percent of net sales and operating revenues to 1.8% in 2003, compared to 1.6% in 2002. Substantially all of our insurance expense relates to our self-insurance programs. We maintain reserves for self-insurance liabilities related to our group medical and casualty losses, which include general and product liability and workers' compensation. In some cases, risks are insured through outside carriers for losses in excess of self-insured amounts. These reserves are adjusted to reflect estimates based on historical experience, estimated claims incurred but not yet reported, the impact of risk management programs, and the estimated effect of external
factors.   As  of  December  31,  2003,  actual  losses  had  not  exceeded  our expectations.

In 2004, we expect SG&A expense to increase slightly in dollars, but decrease slightly as a percentage of net sales and operating revenues, due to increased sales volume and a continued focus on leveraging our fixed expense base.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased $2.7 million dollars to $92.0 million and remained at 2.0% of net sales and operating revenues for both 2003 and 2002. We expect depreciation and amortization expense to increase slightly in 2004, due to depreciation increases associated with new store fixtures, capitalized software related to inventory management, and information systems projects.

GAIN ON CONTRACT TERMINATION

There was no gain on contract termination in 2003. For information on the prior year gain on contract termination, see the discussion below under the section titled "2002 Compared with 2001."

IMPAIRMENT OF LONG-LIVED ASSETS

There was no impairment of long-lived assets in 2003. For information on the prior year impairment of long-lived assets, see the discussion below under the section titled "2002 Compared with 2001."

NET INTEREST EXPENSE

Interest expense, net of interest income, was $22.9 million for 2003 versus $34.4 million for 2002, a decrease of $11.5 million or 33.4%.

Interest expense decreased to $35.7 million in 2003 from $43.4 million in 2002. This decrease was primarily the result of a reduction in the average debt outstanding throughout 2003. In addition, our interest rate swap instruments and the capitalization of $2.6 million of interest expense related to the construction of our new corporate campus also lowered overall interest expense for the year ended December 31, 2003, when compared to the same prior year period.

Interest income increased over 42% to $12.8 million in 2003 from $9.0 million in 2002, primarily as a result of a $5.6 million increase in interest received from tax settlements in 2003, as compared to 2002. Interest income, including accretion of discount as applicable, earned on the amounts outstanding during the three years ended December 31, 2003, 2002 and 2001, was as follows:

                               Year Ended December 31,
                            -----------------------------
(In millions)                 2003      2002       2001
-------------               --------  --------   --------
CompUSA note receivable     $  --     $  --      $  6.1
Other (includes short-term
 investment interest)         12.8       9.0        6.9
                            --------  --------   --------
Total interest income       $ 12.8    $  9.0     $ 13.0
                            ========  ========   ========

Interest expense, net of interest income, is expected to decrease in 2004, when compared to 2003.

OTHER INCOME, NET

On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

On September  10, 2003, we sold our  wholly-owned  subsidiary,  AmeriLink  Corp.
("AmeriLink"), also referred to as RSIS, to INSTALLS inc, LLC in a cash-for-stock sale, resulting in a loss of $1.8 million, based on AmeriLink's book value, which was recorded in other income.

For the year ended December 31, 2003, we received and recorded income of $3.1 million owed to us under a tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), compared to $33.9 million received and recorded in the corresponding prior year period. In the second quarter of 2002, we received and recorded income of $27.7 million in partial settlement of amounts owed to us under this tax sharing agreement that was the subject of an arbitration dispute with O'Sullivan. This partial settlement followed a ruling in our favor by the arbitration panel. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. There can be no assurances that future payments will be received under the tax sharing agreement each quarter, nor can we give any assurances as to the amount of payment that may be received each quarter.

PROVISION FOR INCOME TAXES

Our provision for income taxes reflects an effective income tax rate of 36.9% for 2003 and 38.0% for 2002. The decrease in the effective tax rate for 2003, when compared to 2002, was the result of a favorable tax settlement related to prior year tax matters. We anticipate that the effective tax rate for 2004 will be approximately 38.0%.

2002 COMPARED WITH 2001

NET SALES AND OPERATING REVENUES

Sales decreased approximately 4.2% to $4,577.2 million in 2002 from $4,775.7 million in 2001. This decrease was primarily the result of a 38.7% decline in sales to our dealer/franchise outlets in 2002, mainly due to the decline in DTH unit sales. In addition, we also had a 1% decrease in comparable company store sales due primarily to the decline of DTH unit sales and desktop computers, but offset by sales increases in wireless handsets and related accessories. Retail support operations, service plans and other sales decreased 26.2% from 2001 to 2002 primarily as a result of a $19.1 million decrease in 2002 domestic manufacturing sales due to large Verizon fixture sales in 2001 and a $15.2 million decrease in RSIS sales as a result of our exit from the national commercial installation business at the end of 2001. Sales in the wireless communication department increased 9.4% in dollars and increased to 31.1% of our total sales in 2002 from 27.2% in 2001. This sales increase was due to an increase in sales of wireless handsets and accessories which resulted from our emphasis on national carrier offerings with desirable product features and content, such as color screens, photo capability and Internet access. Sales in the wired communication department decreased 1.0% in dollars and increased slightly as a percentage of our total sales to 8.3% in 2002 from 8.0% in 2001. Increased sales of cordless telephones were more than offset by decreased sales of corded telephones. Sales in the radio communication department decreased 8.7% in dollars and decreased slightly as a percentage of our total sales to 2.6% in 2002 from 2.8% in 2001. The decrease in this department was primarily the result of a decrease in Family Radio Service ("FRS") and CB radio sales, scanner sales and communication accessories, partially offset by a sales increase in GPS devices. Sales in the home entertainment department decreased 23.7% in dollars and decreased as a percentage of our total sales to 18.7% in 2002 from 23.5% in 2001. Substantially all of the dollar decrease was attributable to a decrease in sales of satellite dishes and related installations. This decrease was partially offset by increased sales of DVD players. Sales in the computer department decreased 0.9% in dollars and increased as a percentage of our total sales to 10.0% in 2002 from 9.6% in 2001. These sales dollars were maintained primarily due to an increase in laptop computers, computer accessories and digital camera sales, offset by a decline in unit sales of desktop CPUs and monitors. Sales in the power and technical department increased 0.8% in dollars and also as a percentage of our total sales to 13.6% in 2002 from 13.0% in 2001. These increases were primarily due to increased sales of general and special purpose batteries, partially offset by decreased sales of bulk and packaged wire and technical parts. Sales in the personal electronics, toys and personal audio department increased 2.6% in dollars, as well as increasing as a percentage of our total sales to 12.6% in 2002 from 11.8% in 2001, due primarily to increased sales of micro radio controlled cars and related accessories, in addition to unique giftables.

GROSS PROFIT

Gross profit in 2002 was $2,238.3 million or 48.9% of net sales and operating revenues, compared with $2,296.8 million or 48.1% of net sales and operating revenues in 2001. Gross profit decreased $58.5 million or 2.5% in 2002, primarily as a result of a 4.2% decrease in net sales and operating revenues. Despite this decrease in gross profit dollars, the gross profit percentage increased from 48.1% to 48.9% in 2002, due primarily to an increase in the gross profit percentage in the home entertainment department and, to a lesser extent, increases in both the power and technical and computer departments' gross profit percentages. Our gross profit percentage increase was partially offset by reductions in both the wireless and wired departments' gross profit percentages, compounded by the increase in the wireless communication department's percent of total retail sales. The reduction in gross profit dollars was partially offset by a decrease in the total sales mix attributable to the home entertainment department, which has a lower gross profit percentage than our overall average gross profit percentage, as well as an increase in gross profit dollars for the power and technical department. Additionally, the gross profit percentage improved for our retail support operations in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our SG&A expense increased 0.9% in dollars and increased as a percent of net sales and operating revenues to 37.8% for the year ended December 31, 2002, from 35.9% for the year ended December 31, 2001. The dollar increase for 2002 was primarily due to a $29.0 million litigation charge related to the settlement of a class action lawsuit in California and a $6.0 million charge to our 1996 restructuring reserve as a result of the bankruptcy of a sub-lessee in a former Incredible Universe store site. A $14.6 million increase in our rent expense and lower overall sales in 2002 also contributed to a higher SG&A expense ratio. This was partially offset by a $7.6 million charge for store closing costs from 2001, which did not reoccur in 2002. Payroll expense decreased by $12.3 million to $728.0 million in 2002, but increased slightly as a percent of net sales and operating revenues to 15.9% in 2002, compared to 15.5% in 2001. The decrease in dollars was due primarily to our reduction in headcount during the third quarter of 2001. Rent expense increased by $14.6 million to $244.9 million in 2002 and increased as a percent of net sales and operating revenues to 5.4% in 2002 from 4.8% in 2001. These increases were due primarily to lease renewals and relocations at higher rates, as well as a slight increase in the average store size. Advertising expense decreased $12.9 million in 2002 to $241.0 million from $253.9 million in 2001, while remaining at 5.3% of net sales and operating revenues during both 2002 and 2001. The dollar decrease was due primarily to an increase in advertising contributions from our various vendors and third-party service providers. Insurance expense increased $10.4 million to $71.0 million in 2002 from $60.6 million in 2001 and increased as a percent of net sales and operating revenues to 1.6% in 2002, compared to 1.3% in 2001. As of December 31, 2002, actual losses regarding insurance claims had not exceeded our expectations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased $13.6 million dollars to $94.7 million and decreased as a percent of net sales and operating revenues to 2.0% in 2002 from 2.3% in 2001. These decreases were primarily attributable to the elimination of goodwill amortization related to RSIS, as well as the sale of our corporate headquarters, during the fourth quarter of 2001.

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

IMPAIRMENT OF LONG-LIVED ASSETS

AmeriLink was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. As a result of continued difficulties in the DTH business and a refocus during the fourth quarter on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with RSIS were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge of this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill balance on our balance sheet relating to RSIS.

LOSS ON SALE OF ASSETS

In the fourth quarter of 2001, we sold and leased back most of our corporate headquarters at a loss of $44.8 million. In June 2001, we received $123.6 million for the settlement of the Computer City, Inc. purchase price and settlement of the $136.0 million note which was received in connection with the sale of Computer City, Inc. in 1998. Thus, we incurred an additional loss from the sale of Computer City, Inc. of $12.4 million.

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

Interest expense decreased to $43.4 million in 2002 from $50.8 million in 2001, primarily as a result of a reduction in the average debt outstanding throughout 2002. In addition, our interest rate swap instruments also lowered overall interest expense for the year ended December 31, 2002, when compared to the same prior year period. Interest income decreased almost 31% to $9.0 million in 2002 from $13.0 million in 2001, due primarily to CompUSA's early payment of its note to us in June 2001, which eliminated the associated interest income.

OTHER INCOME, NET

In the second quarter of 2002, we received payments and recorded income of $27.7 million in partial settlement of amounts owed to us under a tax sharing agreement that was the subject of an arbitration which commenced in July 1999 and was styled Tandy Corporation and T.E. Electronics, L.P. vs. O'Sullivan. The arbitration ruling requires O'Sullivan to comply with the tax sharing agreement that was entered into by the parties at the time of O'Sullivan's initial public offering.

During the second half of 2002, we received two payments totaling $6.2 million relating to quarterly payments under the tax sharing agreement with O'Sullivan.

PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT

During the second quarter of 2000, we made a $30.0 million investment in Digital:Convergence Corporation ("DC"), a privately-held Internet technology company. In the first quarter of 2001, we concluded that our investment had experienced a decline in value that, in our opinion, was other than temporary. This conclusion was based on DC's inability to secure sufficient additional funding or to complete an initial public offering. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy on March 22, 2002.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. We adopted FIN 45 on January 1, 2003, its effective date, and, aside from the required disclosure provisions, made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46 does not apply to our dealer/franchise outlets and we do not expect to make material adjustments to our consolidated financial statements as a result of the adoption of this Interpretation.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 03-10 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2003. We adopted EITF 03-10 effective January 1, 2004, and made no material adjustments to our consolidated financial statements as a result of this adoption.

CASH FLOW AND LIQUIDITY
A summary of cash flows from operating, investing and financing activities is outlined in the table below.

                               Year Ended December 31,
                            ----------------------------
(In millions)                 2003      2002      2001
-------------               --------  --------  --------
Operating activities        $ 651.9   $ 521.6   $ 775.8
Investing activities         (188.9)    (99.0)     (2.3)
Financing activities         (274.8)   (377.5)   (502.8)

In 2003, cash flows provided by operating activities was $651.9 million, compared to $521.6 million and $775.8 million in 2002 and 2001, respectively.

During the year ended December 31, 2003, changes in accounts receivable, consisting primarily of amounts due from our various vendors and third-party service providers, provided $17.2 million in cash, compared to $68.2 million in the prior year. Cash provided by accounts receivable in 2003 and 2002 was the result of reductions of vendor and service provider receivables and dealer/franchise receivables, due to increased collections and lower sales of satellite television hardware.

During the year ended December 31, 2003, changes in inventory provided $202.3 million in cash, compared to a $21.4 million cash usage during 2002. The decrease in inventory since December 31, 2002, was primarily the result of supply chain initiatives, including a greater focus on reducing weeks-of-supply.

Typically, our annual cash requirements for pre-seasonal inventory build-up range between $200.0 million and $400.0 million. The funding required for this build-up comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $634.7 million in cash and cash equivalents as of December 31, 2003, as a resource for our funding needs. Additional capital is available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility that could be utilized in the event the commercial paper market is unavailable to us. We currently do not expect, however, the commercial paper market to become unavailable to us or that we will have to utilize the credit facility. As of December 31, 2003, we had no commercial paper outstanding or other utilization of our credit facility.

During the year ended December 31, 2003, $118.7 million less in cash was provided by accounts payable due to lower inventory levels than in the prior year. Additionally, $29.6 million more in cash was provided by accrued expenses and $12.7 million more in cash was provided by reduced income taxes payable, compared to the prior year.

Cash used in investing activities in 2003 was $188.9 million, compared to $99.0 million and $2.3 million used in 2002 and 2001, respectively. Capital expenditures were $189.6 million in 2003, compared to $106.8 million in 2002 and $139.2 million in 2001. Capital expenditures for 2003 increased over the prior two years, primarily due to the construction of our new corporate campus, while capital expenditures for both 2002 and 2001 were primarily for our retail store expansions and remodels and upgrades of information systems. We also had capital expenditures relating to retail stores and information systems in 2003. In addition, we purchased land costing $18.3 million in 2001 for our new corporate headquarters building. We anticipate that our capital expenditure requirements for 2004 will be approximately $300.0 million. The $110.0 million increase over 2003 primarily relates to our new corporate headquarters. Store remodels and relocations and updated information systems account for the almost half of the balance of our anticipated 2004 capital expenditures. See further discussion of our new facilities below in the section titled "Capital Structure and Financial Condition." As of December 31, 2003, we had $634.7 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, if necessary, both our short-term and long-term financing facilities, are available to fund future capital expenditure needs.

Cash used in financing activities was $274.8 million in 2003, compared to $377.5 million and $502.8 million in 2002 and 2001, respectively. We used $286.2 million for the repurchase of our common stock in 2003 and $329.9 million and $308.3 million for the repurchase of our common and preferred stock in 2002 and 2001, respectively. Repurchases of common stock were made under our share repurchase and employee stock programs. See the further discussion of our stock repurchase programs below in the section titled "Capital Structure and Financial Condition." The 2003, 2002 and 2001 stock repurchases were partially funded by $51.5 million, $49.6 million and $53.7 million, respectively, received from the sale of treasury stock to employee benefit plans and, to a lesser extent, from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. We received $32.3 million from the sale and lease-back of our corporate technology center building during the second quarter of 2002. This transaction was recorded as a financing obligation due to responsibilities which we retain during the lease period. Dividends paid, net of tax, in 2003, 2002 and 2001 amounted to $40.8 million, $39.8 million and $43.7 million, respectively.

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $421.5 million in 2003, compared to $375.0 million in 2002. This increase in free cash flow, when compared to the prior year, was the result of supply chain initiatives, including a greater focus on reducing inventory weeks-of-supply. The increase was partially offset by the increase in capital expenditures related to our new corporate campus. We expect free cash flow to be approximately $70.0 million in 2004. The decrease from 2003 is based primarily on the timing of capital expenditures for our new corporate headquarters; the majority of which we originally thought would have been included in our 2003 capital expenditures. The major portion of our new corporate campus expenditures will now be part of our 2004 capital expenditures. After 2004, we anticipate a return to a more historical free cash flow level of $200.0 million to $250.0 million, annually.

We believe free cash flow is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which were $651.9 million in 2003, compared to $521.6 million in 2002. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

                                                Year Ended December 31,
                                              ---------------------------
(In millions)                                   2003      2002      2001
-------------                                 --------  --------  --------
Net cash provided by operating activities      $651.9    $521.6    $775.8
Less:
  Additions to property, plant and equipment    189.6     106.8     139.2
  Dividends paid                                 40.8      39.8      43.7
                                              --------  --------  --------
Free cash flow                                 $421.5    $375.0    $592.9
                                              ========  ========  ========

CAPITAL STRUCTURE AND FINANCIAL CONDITION
Management considers our financial structure and condition solid. At December 31, 2003, total capitalization was $1,388.0 million, consisting of $618.7 million of debt and $769.3 million of equity, which resulted in a debt-to-total capitalization ratio of 44.6%, compared to 46.3% for the corresponding prior year period. The ratio decreased from the prior year due to a smaller increase in debt of $8.6 million, compared to a larger increase in equity of $41.2 million from 2002.

Long-term debt as a percentage of total capitalization was 39.0% at December 31, 2003, compared to 43.6% at December 31, 2002, and 39.0% at December 31, 2001. The decrease in 2003 was due to the decrease in long-term debt, as some of the notes moved to the short-term debt classification as current maturities.

Our debt is considered investment grade by the rating agencies. On May 20, 2003, Fitch changed our senior unsecured debt from "A-" to "BBB+." Below are the agencies' latest ratings by category.

                                                      Standard
                Category                Moody's      and Poor's      Fitch
                --------                -------      ----------      -----
                Senior unsecured debt    Baa1            A-           BBB+
                Commercial paper         P-2             A-2          F2

Our senior unsecured debt primarily consists of two issuances of 10-year long-term notes and an issuance of medium-term notes.

We have a $300.0 million debt shelf registration statement which became effective in August 1997. As of December 31, 2003, there was no availability for further debt issuances under this shelf registration. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. These notes are due September 1, 2007.

We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration. At December 31, 2003, $44.5 million of these notes remained outstanding. The interest rates at December 31, 2003, for the outstanding $44.5 million medium-term notes ranged from 6.42% to 7.35% and had a weighted average coupon rate of 7.19%. These notes have maturities ranging from 2004 to 2008.

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

During the third quarter of 2001, we entered into several interest rate swap agreements with notional amounts totaling $150.0 million and maturities ranging from 2004 to 2007. In June and August 2003, we entered into additional interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, with maturities in May 2011. We entered into these agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. At December 31, 2003, we recorded an amount in other assets, net, of $4.5 million (its fair value) for the swap agreements and adjusted the fair value of the related debt by the same amount. The effect of these agreements was a reduction in our interest expense of $7.8 million during 2003, when compared to the fixed rates. At current interest rates, we expect this favorable condition to reoccur in 2004.

We have short-term debt such as commercial paper issuances and uncommitted bank loans available to supplement our short-term financing needs. The commercial paper and short-term seasonal bank debt have a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $600 million bank syndicated revolving credit facility described in more detail below.

In the second quarter of 2003, we replaced our existing $300.0 million 364-day revolving credit facility and amended our $300.0 million five-year credit facility. These facilities' maturity dates are June 2004 for the $300.0 million 364-day revolving credit facility and June 2007 for the $300.0 million five-year revolving credit facility. The terms of these revolving credit facilities are substantially similar to the previous facilities. These revolving credit facilities will support any future commercial paper borrowings and are otherwise available for our general corporate purposes. We anticipate replacing our 364-day revolving credit facility in June 2004 with a new 364-day credit facility with similar terms. As of December 31, 2003, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary financial covenants.

We use operating leases, primarily for our retail locations, distribution centers and corporate headquarters, to lower our capital requirements.

Management believes that our present ability to borrow is greater than our established credit lines and long-term debt in place. However, if market conditions change and sales were to dramatically decline or we could not control operating costs, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and/or equity markets.

We repurchased 9.9 million shares of our common stock for $251.0 million during the year ended December 31, 2003, under our combined share repurchase programs.

We intend to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which was in addition to our 25.0 million share repurchase program that was completed during the second quarter of 2003. At February 18, 2004, there were 8.9 million shares available to be repurchased under the 15.0 million share repurchase program. We anticipate that we will repurchase, under our authorized repurchase programs, between $200.0 million and $250.0 million of our common stock during 2004. The
15.0 million share repurchase program has no expiration date and allows shares to be repurchased in the open market. The funding required for these share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. Under the programs described above, we will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

On December 11, 2003, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued. See our 2003 Consolidated Statement of Stockholders' Equity for additional details of this transaction.

On October 10, 2002, our Board of Directors approved the conversion of our RadioShack Series B convertible preferred stock, held by the RadioShack 401(k) Plan, to RadioShack common stock effective December 31, 2002. On December 31, 2002, 0.1 million shares of this preferred stock, representing all the outstanding Series B convertible preferred stock, were converted to 5.1 million shares of our common stock in accordance with their terms. The preferred stock was held by the RadioShack 401(k) Plan to fund RadioShack contributions to plan participants.

In the fourth quarter of 2001 and the second quarter of 2002, we sold our corporate headquarters buildings. We are now constructing a new headquarters in Fort Worth, Texas. We entered into sale-leaseback agreements in which our existing corporate headquarters' land and buildings were sold and leased back to us. These arrangements should provide us with the necessary time to construct our new headquarters, which we expect to be completed by the end of 2004 or early 2005. Currently, we plan to finance our new corporate headquarters, with total construction costs estimated to be $200.0 million during 2003 and 2004, with cash flows from operations and, if needed, existing cash and cash equivalents.

The following tables, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our "Notes to Consolidated Financial Statements," provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains the contractual commitments associated with our financing obligations, lease obligations, and marketing agreements. Purchase obligations include our product commitments, marketing agreements, utility and freight commitments.

(In millions)
--------------------------------------------------------------------------------------------------
                                                              Payments Due By Period
                                                --------------------------------------------------

                                 Total Amounts  Less than 1
Contractual Obligations            Committed       year      1-3 years    3-5 years   Over 5 years
--------------------------------------------------------------------------------------------------
Long-Term Debt Obligations         $  582.9       $  39.5     $   37.4     $ 155.0       $ 351.0
Capitalized Lease Obligations           0.3           0.2          0.1        --            --
Operating Lease Obligations           695.4         183.7        279.7       137.0          95.0
Purchase Obligations                  467.7         436.8         24.2         6.7          --
Other Long-Term Liabilities
 Reflected on the Balance Sheet        75.2           7.4         22.9         8.4          36.5
                                 -----------------------------------------------------------------
                                   $1,821.5       $ 667.6     $  364.3     $ 307.1       $ 482.5
                                 =================================================================


The  table  below  contains  our  credit   commitments  from  various  financial
institutions.

(In millions)
--------------------------------------------------------------------------------------------------
                                                         Commitment Expiration Per Period
                                                --------------------------------------------------
                                 Total Amounts  Less than 1
Credit Commitments                 Committed        year     1-3 years    3-5 years   Over 5 years
--------------------------------------------------------------------------------------------------
Lines of credit                    $  600.0      $  300.0    $  300.0         --           --
Stand-by letters of credit             12.7           2.4        10.3         --           --
                                 -----------------------------------------------------------------
Total commercial commitments       $  612.7      $  302.4    $  310.3         --           --
                                 =================================================================

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $183 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases; consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these commitments.

OFF-BALANCE SHEET ARRANGEMENTS
Other than the operating leases described above, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

INFLATION
Inflation has not significantly impacted us over the past three years. We do not expect inflation to have a significant impact on our operations in the foreseeable future, unless international events substantially affect the global economy.

ITEM 7A.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2003, we did not have any derivative instruments that materially increase our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in MD&A. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment of $266.4 million, comprised of fluctuating short-term investments of $566.4 million and offset by $300.0 million of indebtedness which, because of the interest rate swaps discussed in MD&A, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a decrease in annual net interest expense of $2.7 million. This assumption assumes no change in the net principal balance.

We also manage our portfolio of fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2003 and 2002, the fair value of our fixed rate long-term debt would decrease $28.7 million and $32.9 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2003 and 2002, the fair value of our fixed rate long-term debt would increase by $30.6 million and $35.4 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 29. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

   a) We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were in effect as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

   b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 7, 2004. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the headings "Proposals You Are Asked to Vote on," "Item 1
- Election of Directors" and "Information Concerning the Board of Directors and Committees." For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted the Financial Code of Ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, and Controller. The Financial Code of Ethics is publicly available on our Web site at:

                         www.radioshackcorporation.com.

If we make any substantive amendments to the Financial Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, President, Chief Financial Officer or Controller, we will disclose the nature of such amendment or waiver on that Web site.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the headings "Executive Compensation," "Compensation of Directors," "Other Matters Involving Executive Officers," "Item 2 - Approval of the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors," "Report of the Management Development and Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the heading "Ownership of Securities."

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2003, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

                                                   (a)                    (b)                     (c)
                                                                                          Number of shares
                                           Number of shares to                         remaining available for
                                              be issued upon       Weighted average      future issuance under
                                               exercise of         exercise price of      equity compensation
                                           outstanding options,  outstanding options,   plans (excluding shares
                                           warrants and rights    warrants and rights   reflected in column (a))
(Share amounts in thousands)
----------------------------               -------------------   --------------------   -----------------------
Equity compensation plans approved
  by shareholders (1)                           15,248 (2)           $  31.04                   5,760 (3)
Equity compensation plans not approved
  by shareholders (4)                            8,641 (5)              36.05                   1,723 (6)
                                           -------------------                         -----------------------
Total                                           23,889               $  34.96                   7,483
                                           ===================                         =======================

(1) Consists of the 1993 Incentive Stock Plan, the 1994 Stock Incentive Plan, the 1997 Incentive Stock Plan and the 2001 Incentive Stock Plan. See Note 18
    - "Stock Options and Performance Awards" ("Note 18") of our "Notes to Consolidated Financial Statements" for further information.

(2) Includes 605 shares with a weighted average exercise price of $47.39 related to a plan assumed and adopted by us when we acquired RSIS in 1999. No further shares will be issued under this plan. See Note 18 for further information.

(3) Includes 366,145 shares available for grants in the form of restricted stock. See Note 18 for further information.

(4) Consists of the 1999 Incentive Stock Plan (the "1999 ISP"), the RadioShack Stock Purchase Plan ("SPP") and the RadioShack Supplemental Stock Program ("SUP"). See Note 18 for more information concerning the 1999 ISP and see
    Note 21 - "Company Stock Purchase Plan" of our "Notes to Consolidated Financial Statements" for further information concerning the SPP. The SUP enables employee-participants of our 401(k) Plan who are no longer eligible to make pre-tax contributions to the 401(k) Plan to make after-tax contributions to the SUP to purchase our common stock. We match 80% of each participant's contribution. When these employee-participants are again eligible to make pre-tax contributions to our 401(k) Plan, they are not eligible to contribute under the SUP.

(5) Excludes shares to be issued under the SPP and the SUP.

(6) Includes shares available for future issuance under the SPP and the SUP. As of December 31, 2003, an aggregate of 355,645 shares and 850,488 shares were available for issuance under the SPP and the SUP, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the heading "Certain Transactions with Management and Others."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principle accountant fees and services is incorporated by reference from the Proxy Statement for the 2004 Annual Meeting under the headings "Fees and Services of the Independent Auditors" and "Policy of Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors."

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.
    1. Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 29.

    2. None

    3. Exhibits required by Item 601 of Regulation S-K

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 54, which immediately precedes such exhibits.

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


                                             RADIOSHACK CORPORATION


March 12, 2004                               /s/ Leonard H. Roberts
                                             -----------------------------------
                                             Leonard H. Roberts
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 12th day of March, 2004.

Signature                Title


/s/ Leonard H. Roberts   Chairman of the Board and Chief Executive Officer
-------------------------
Leonard H. Roberts       (Chief Executive Officer)

/s/ Michael D. Newman    Senior Vice President and Chief Financial Officer
-------------------------
Michael D. Newman        (Principal Financial Officer)

/s/ David P. Johnson     Senior Vice President and Controller
-------------------------
David P. Johnson         (Principal Accounting Officer)

/s/ Frank J. Belatti     Director     /s/ Robert J. Kamerschen          Director
-------------------------             ------------------------------------------
Frank J. Belatti                      Robert J. Kamerschen

/s/ Ronald E. Elmquist   Director     /s/ H. Eugene Lockhart            Director
-------------------------             ------------------------------------------
Ronald E. Elmquist                    H. Eugene Lockhart

/s/ Robert S. Falcone    Director     /s/ Jack L. Messman               Director
-------------------------             ------------------------------------------
Robert S. Falcone                     Jack L. Messman

/s/ Daniel R. Feehan     Director     /s/ William G. Morton, Jr.        Director
-------------------------             ------------------------------------------
Daniel R. Feehan                      William G. Morton, Jr.

/s/ Richard J. Hernandez Director     /s/ Thomas G. Plaskett            Director
-------------------------             ------------------------------------------
Richard J. Hernandez                  Thomas G. Plaskett

/s/ Lawrence V. Jackson  Director     /s/ Edwina D. Woodbury            Director
-------------------------             ------------------------------------------
Lawrence V. Jackson                   Edwina D. Woodbury

                             RADIOSHACK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page

Report of Independent Auditors..................................      30
Consolidated Statements of Income for each of the three
 years in the period ended December 31, 2003....................      31
Consolidated Balance Sheets at December 31, 2003
 and December 31, 2002..........................................      32
Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2003....................      33
Consolidated Statements of Stockholders' Equity for each of
 the three years in the period ended December 31, 2003..........      34
Notes to Consolidated Financial Statements.....................      35-53

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                         Report of Independent Auditors



To the Board of Directors and Stockholders of RadioShack Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 29 present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/  PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Fort Worth, Texas
March 10, 2004

Consolidated Statements of INCOME
RadioShack Corporation and Subsidiaries


                                                                          Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                     2003                          2002                          2001
                                                            % of                          % of                          % of
(In millions, except per share amounts)     Dollars       Revenues        Dollars       Revenues        Dollars       Revenues
-------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues          $ 4,649.3        100.0%       $ 4,577.2        100.0%       $ 4,775.7        100.0%
Cost of products sold                       2,333.6         50.2          2,338.9         51.1          2,478.9         51.9
                                          ----------     ----------     ----------     ----------     ----------     ----------
Gross profit                                2,315.7         49.8          2,238.3         48.9          2,296.8         48.1
                                          ----------     ----------     ----------     ----------     ----------     ----------

Operating expenses:
 Selling, general and administrative        1,740.0         37.4          1,728.6         37.8          1,713.9         35.9
 Depreciation and amortization                 92.0          2.0             94.7          2.0            108.3          2.3
 Gain on contract termination                   --           --             (18.5)        (0.4)             --           --
 Impairment of long-lived assets                --           --               8.1          0.2             39.8          0.8
 Loss on sale of assets                         --           --               --           --              57.2          1.2
 Employee separation and other costs            --           --               --           --              18.3          0.4
                                          ----------     ----------     ----------     ----------     ----------     ----------
Total operating expenses                    1,832.0         39.4          1,812.9         39.6          1,937.5         40.6
                                          ----------     ----------     ----------     ----------     ----------     ----------

Operating income                              483.7         10.4            425.4          9.3            359.3          7.5

Interest income                                12.8          0.3              9.0          0.2             13.0          0.3
Interest expense                              (35.7)        (0.8)           (43.4)        (0.9)           (50.8)        (1.1)
Other income, net                              12.0          0.3             33.9          0.7              --           --
Provision for loss on Internet-related
 investment                                     --           --               --           --             (30.0)        (0.6)
                                          ----------     ----------     ----------     ----------     ----------     ----------

Income before income taxes                    472.8         10.2            424.9          9.3            291.5          6.1

Provision for income taxes                    174.3          3.8            161.5          3.5            124.8          2.6
                                          ----------     ----------     ----------     ----------     ----------     ----------
Net income                                    298.5          6.4            263.4          5.8            166.7          3.5


Preferred dividends                             --           --               4.5          0.1              4.9          0.1
                                          ----------     ----------     ----------     ----------     ----------     ----------
Net income available to common
 stockholders                             $   298.5          6.4%       $   258.9          5.7%       $   161.8          3.4%
                                          ==========     ==========     ==========     ==========     ==========     ==========

Net income available per common share:

   Basic                                  $    1.78                     $    1.50                     $    0.88
                                          ==========                    ==========                    ==========

   Diluted                                $    1.77                     $    1.45                     $    0.85
                                          ==========                    ==========                    ==========

Shares used in computing earnings per
 common share:

   Basic                                      167.7                         173.0                         183.8
                                          ==========                    ==========                    ==========

   Diluted                                    168.9                         179.3                         191.2
                                          ==========                    ==========                    ==========



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
RadioShack Corporation and Subsidiaries

                                                                        December 31,
                                                                   ---------------------
(In millions, except for share amounts)                                2003       2002
----------------------------------------------------------------------------- ----------
Assets
Current assets:
 Cash and cash equivalents                                          $  634.7   $  446.5
 Accounts and notes receivable, net                                    182.4      206.1
 Inventories, net                                                      766.5      971.2
 Other current assets                                                   83.0       83.1
                                                                   ---------- ----------

  Total current assets                                               1,666.6    1,706.9

Property, plant and equipment, net                                     513.1      421.6
Other assets, net                                                       64.2       99.4
                                                                   ---------- ----------
Total assets                                                        $2,243.9   $2,227.9
                                                                   ========== ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of long-term debt    $   77.4   $   36.0
 Accounts payable                                                      300.2      312.6
 Accrued expenses                                                      343.0      318.7
 Income taxes payable                                                  137.5      160.9
                                                                   ---------- ----------

  Total current liabilities                                            858.1      828.2

Long-term debt, excluding current maturities                           541.3      591.3
Other non-current liabilities                                           75.2       80.3
                                                                   ---------- ----------

  Total liabilities                                                  1,474.6    1,499.8
                                                                   ---------- ----------

Commitments and contingent liabilities (see Note 17)

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized:
  Series A junior participating, 300,000 shares designated and
   none issued                                                          --         --
  Series B convertible, 100,000 shares authorized and
   none issued                                                          --         --
 Common stock, $1 par value, 650,000,000 shares authorized;
   191,033,000 and 236,033,000 shares issued, respectively             191.0      236.0
 Additional paid-in capital                                             75.2       70.0
 Retained earnings                                                   1,210.6    2,002.5
 Treasury stock, at cost; 28,481,000 and 64,306,000
   shares, respectively                                               (707.2)  (1,579.9)
 Accumulated other comprehensive loss                                   (0.3)      (0.5)
                                                                   ---------- ----------
  Total stockholders' equity                                           769.3      728.1
                                                                   ---------- ----------
Total liabilities and stockholders' equity                         $ 2,243.9  $ 2,227.9
                                                                   ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
RadioShack Corporation and Subsidiaries


                                                                Year Ended December 31,
                                                            ------------------------------
(In millions)                                                  2003       2002       2001
 -----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                 $ 298.5    $ 263.4    $ 166.7
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loss on Internet-related investment            --         --        30.0
   Impairment of long-lived assets                              --         8.1       39.8
   Loss on sale of assets                                       --         --        57.2
   Depreciation and amortization                               92.0       94.7      108.3
   Deferred income taxes and other items                       51.7       30.6       (9.4)
   Provision for credit losses and bad debts                    0.4        4.7       14.5
 Changes in operating assets and liabilities:
   Accounts and notes receivable                               17.2       68.2      165.8
   Inventories                                                202.3      (21.4)     213.9
   Other current assets                                        (5.2)       1.9        1.7
   Accounts payable, accrued expenses and income taxes
    payable                                                    (5.0)      71.4      (12.7)
                                                            --------   --------   --------
Net cash provided by operating activities                     651.9      521.6      775.8
                                                            --------   --------   --------

Cash flows from investing activities:
 Additions to property, plant and equipment                  (189.6)    (106.8)    (139.2)
 Proceeds from sale of property, plant and equipment            2.0        8.6       17.4
 Proceeds from sale of installation subsidiary                  4.7        --         --
 Proceeds from early retirement of CompUSA note                 --         --       123.6
 Other investing activities                                    (6.0)      (0.8)      (4.1)
                                                            --------   --------   --------
Net cash used in investing activities                        (188.9)     (99.0)      (2.3)
                                                            --------   --------   --------

Cash flows from financing activities:
 Purchases of treasury stock                                 (286.2)    (329.9)    (308.3)
 Exercise of common stock put options                           --         --        (2.1)
 Proceeds from sale of common stock put options                 --         --         0.3
 Sale of treasury stock to employee benefit plans              35.8       40.6       46.3
 Proceeds from exercise of stock options                       15.7        9.0        7.4
 Purchase of minority interest in consolidated subsidiary       --         --       (88.0)
 Proceeds from financing obligation                             --        32.3        --
 Payments of dividends                                        (40.8)     (39.8)     (43.7)
 Changes in short-term borrowings, net                         20.7       (2.0)    (443.6)
 Additions to long-term borrowings                              --         --       346.1
 Repayments of long-term borrowings                           (20.0)     (87.7)     (17.2)
                                                            --------   --------   --------
Net cash used in financing activities                        (274.8)    (377.5)    (502.8)
                                                            --------   --------   --------


Net increase in cash and cash equivalents                     188.2       45.1      270.7
Cash and cash equivalents, beginning of period                446.5      401.4      130.7
                                                            --------   --------   --------
Cash and cash equivalents, end of period                    $ 634.7    $ 446.5    $ 401.4
                                                            ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
RadioShack Corporation and Subsidiaries

                                                          Shares at December 31,           Dollars at December 31,
                                                     -------------------------------- --------------------------------
(In millions)                                           2003       2002       2001       2003       2002       2001
-------------                                        ---------- ---------- ---------- ---------- ---------- ----------
Preferred stock
Beginning of year                                         --          0.1        0.1  $    --    $    64.5  $    68.8
 Conversion of preferred stock to common stock            --         (0.1)      --         --        (58.4)      --
 Cancellation of preferred stock, net of repurchases      --         --         --         --         (6.1)      (4.3)
                                                     ---------  ---------- ---------- ---------- ---------- ----------
End of year                                               --         --          0.1  $    --    $    --    $    64.5
                                                     ========== ========== ========== ========== ========== ==========

Common stock
Beginning of year                                        236.0      236.0      236.0  $   236.0  $   236.0  $   236.0
 Retirement of treasury stock                            (45.0)      --         --        (45.0)      --        --
                                                     ---------- ---------- ---------- ---------- ---------- ----------
End of year                                              191.0      236.0      236.0  $   191.0  $   236.0  $   236.0
                                                     ========== ========== ========== ========== ========== ==========

Treasury stock
Beginning of year                                        (64.3)     (59.2)     (50.2) $(1,579.9) $(1,443.5) $(1,189.6)
 Purchase of treasury stock                              (11.5)     (12.4)     (10.7)    (290.9)    (317.8)    (296.4)
 Issuance of common stock                                  1.5        1.6        1.3       37.4       43.3       33.5
 Exercise of stock options and grant of stock awards       0.8        0.6        0.4       18.5       12.9        9.0
 Retirement of treasury stock                             45.0       --         --      1,107.7       --         --
 Conversion of preferred stock to common stock            --          5.1       --         --        125.2       --
                                                     ---------- ---------- ---------- ---------- ---------- ----------
End of year                                              (28.5)     (64.3)     (59.2) $  (707.2) $(1,579.9) $(1,443.5)
                                                     ========== ========== ========== ========== ========== ==========

Additional paid-in capital
Beginning of year                                                                     $    70.0  $   138.8  $   116.1
 Issuance of common stock                                                                   0.7       (0.3)      15.5
 Restricted stock forfeitures                                                              --         --         (0.9)
 Exercise of stock options and grant of stock awards                                       (2.0)      (2.5)      (1.4)
 Conversion of preferred stock to common stock                                             --        (66.8)      --
 Stock option income tax benefits                                                          19.6        0.8        1.4
 Retirement of treasury stock                                                             (13.1)      --         --
 Purchase of minority interest, net of taxes                                               --         --          7.8
 Other                                                                                     --         --          0.3
                                                                                      ---------- ---------- ----------
End of year                                                                           $    75.2  $    70.0  $   138.8
                                                                                      ========== ========== ==========

Retained earnings
Beginning of year                                                                     $ 2,002.5  $ 1,787.3  $ 1,661.5
 Net income                                                                               298.5      263.4      166.7
 Series B convertible stock dividends, net of taxes                                        --         (2.9)      (3.2)
 Cancellation of preferred stock, net of repurchases                                       --         (8.5)      (7.4)
 Retirement of treasury stock                                                          (1,049.6)      --         --
 Common stock cash dividends declared                                                     (40.8)     (36.8)     (30.3)
                                                                                      ---------- ---------- ----------
End of year                                                                           $ 1,210.6  $ 2,002.5  $ 1,787.3
                                                                                      ========== ========== ==========

Unearned compensation
Beginning of year                                                                     $    --    $    (4.3) $   (11.5)
 Amortization of unearned compensation                                                     --          4.3        7.2
                                                                                      ---------- ---------- ----------
End of year                                                                           $    --    $    --    $    (4.3)
                                                                                      ========== ========== ==========

Accumulated other comprehensive loss
Beginning of year                                                                     $    (0.5) $    (0.7) $    (1.0)
 Other comprehensive income                                                                 0.2        0.2        0.3
                                                                                      ---------- ---------- ----------
End of year                                                                           $    (0.3) $    (0.5) $    (0.7)
                                                                                      ========== ========== ==========

Total stockholders' equity                                                            $   769.3  $   728.1  $   778.1
                                                                                      ========== ========== ==========

Comprehensive income
Net income                                                                            $   298.5  $   263.4  $   166.7
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                                  0.3        0.3       (0.3)
  Gain (loss) on interest rate swaps, net                                                  (0.1)      (0.1)       0.6
                                                                                      ---------- ---------- ----------
   Other comprehensive income                                                               0.2        0.2        0.3
                                                                                      ---------- ---------- ----------
Comprehensive income                                                                  $   298.7  $   263.6  $   167.0
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

At December 31, 2003, we operated 5,121 company stores located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded products. Our product lines include electronic parts, batteries and accessories; wireless and conventional telephones; audio and video equipment; direct-to-home ("DTH") satellite systems; personal computers; personal electronics such as home air cleaners; and unique toys. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, long distance telephone service, prepaid wireless airtime and extended service plans. At December 31, 2003, we also had a network of 1,921 dealer/franchise outlets, including 55 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions and accounts are eliminated in consolidation.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. The most significant estimates and assumptions include the determination of estimates for third-party service deactivations in connection with revenue recognition and receivables, inventory valuation, depreciable lives of property, plant and equipment, self-insurance reserves, warranty accruals, and contingency and litigation reserves. Actual results could differ materially from those estimates.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the applicable local currency. Translation gains or losses related to net assets located outside the United States are included as a component of accumulated other comprehensive loss and are classified in the stockholders' equity section of the accompanying Consolidated Balance Sheets.

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Certain products, such as wireless telephones and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider will pay us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of estimated service deactivations, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider. Residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

Additionally, we offer repair service (i.e., non-warranty) contracts on products sold. These contracts generally provide extended service coverage for periods ranging from 12 to 60 months. We offer these contracts in all but three states on behalf of an unrelated third-party obligor. We are not considered the primary obligor on these contracts. In these circumstances, our share of commission revenue is recognized as income at the time the contract is sold. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the terms of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Vendor Allowances: We receive allowances from third-party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services in the normal course of business. We consider vendor allowances received to be a reduction in the price of a vendor's products or services and record them as a component of cost of products sold when the related product or service is sold, unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products and services, in which case we record them when earned as an offset to the associated expense incurred to promote the applicable products and/or services.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors which we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see "Vendor Allowances" above). Advertising expense was $254.4 million, $241.0 million and $253.9 million for the years ended December 31, 2003, 2002 and 2001 respectively, net of vendor allowances of $40.9 million, $59.6 million and $53.1 million, respectively.

Stock-Based Compensation: At December 31, 2003, we had stock-based employee compensation plans. We measure stock-based compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the stock price on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and net income available per common share as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the vesting period.



                                                                         Year Ended December 31,
                                                                  ----------------------------------
(In millions, except per share amounts)                              2003        2002        2001
---------------------------------------                           ----------  ----------  ----------
Net income, as reported                                            $ 298.5     $ 263.4     $ 166.7
  Stock-based employee compensation expense included in reported
    net income, net of related tax effects                            14.2        14.0        15.2
  Total stock-based compensation expense determined under fair
    value method for all awards, net of related tax effects          (51.1)      (60.5)      (60.0)
                                                                  ----------  ----------  ----------
Pro forma net income                                               $ 261.6     $ 216.9     $ 121.9
                                                                  ==========  ==========  ==========

Net income available per common share:
  Basic - as reported                                              $  1.78     $  1.50     $  0.88
  Basic - pro forma                                                $  1.56     $  1.23     $  0.64
  Diluted - as reported                                            $  1.77     $  1.45     $  0.85
  Diluted - pro forma                                              $  1.55     $  1.19     $  0.62

The  pro  forma  amounts  in  the  preceding  table  were  estimated  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                                         Year Ended December 31,
                                                                  ----------------------------------
                                                                     2003        2002        2001
                                                                  ----------  ----------  ----------
Expected life in years                                                    6           6           6
Expected volatility                                                    48.3%       46.1%       42.3%
Annual dividend paid per share                                      $  0.25     $  0.22     $  0.22
Risk free interest rate                                                 3.1%        4.5%        4.9%
Fair value of options granted during year                           $  9.63     $ 13.53     $ 15.64


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

                                                                    Year Ended December 31,
                                         2003                                2002                                2001
                          ----------------------------------  ----------------------------------  ----------------------------------
(In millions, except        Income      Shares    Per Share     Income      Shares    Per Share     Income      Shares    Per Share
 per share amounts)       (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
 -----------------        ----------- ----------- ----------  ----------- ----------- ----------  ----------- ----------- ----------
Net income                 $ 298.5                             $ 263.4                             $ 166.7
Less: Preferred stock
 dividends                    --                                  (4.5)                               (4.9)
                          -----------                         -----------                         -----------

Basic EPS
Net income
 available to common
 stockholders                298.5       167.7     $  1.78       258.9        173.0    $  1.50       161.8       183.8     $  0.88
                                                  ==========                          ==========                          ==========

Effect of dilutive
 securities:
Plus dividends on
 Series B preferred stock     --                                   4.5                                 4.9
Additional contribution
 required if preferred
 stock had been
 converted                    --          --                      (3.3)         5.3                   (3.5)        5.8
Stock options                              1.2                                  1.0                                1.6
                          ----------- -----------             ----------- -----------             ----------- -----------

Diluted EPS
Net income
 available to common
 stockholders plus
 assumed conversions       $ 298.5       168.9     $  1.77     $ 260.1        179.3    $  1.45     $ 163.2       191.2      $ 0.85
                          =========== =========== ==========  =========== =========== ==========  =========== =========== ==========

Options to purchase 16.8 million, 18.1 million and 12.2 million shares of common stock in 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 1.0% and 1.3% at December 31, 2003 and 2002, respectively, for cash equivalents totaling $566.4 million and $398.3 million, respectively.

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

Capitalized Software Costs: We capitalize qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2003, 2002 and 2001, totaled $37.9 million, $43.8 million and $46.6 million, net of accumulated amortization of $53.3 million, $39.0 million and $26.3 million, respectively.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2003, the net goodwill balance totaled $2.9 million, composed primarily of goodwill resulting from the conversion of various dealer/franchise outlets to company retail stores. During 2002, we recorded an impairment of the AmeriLink Corporation, also known as RadioShack Installation Services ("RSIS"), goodwill aggregating $8.1 million, resulting in a net goodwill balance at December 31, 2002, of $2.9 million (see
Note 6 for further details).

Derivatives: We have entered into interest rate swap agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. The accounting for changes in the fair value of an interest rate swap depends on the use of the swap. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. Any portion considered to be ineffective will be immediately reported in earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness.

We maintain strict internal controls over our hedging activities, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We monitor our hedging positions and credit worthiness of our counter-parties and do not anticipate losses due to our counter-parties' nonperformance. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to the short-term nature of their maturities or their varying interest rates.

Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income is comprised of the gain (loss) on an interest rate swap used as a cash flow hedge and foreign currency translation adjustments, which are shown net of tax in the accompanying Consolidated Statements of Stockholders' Equity.

Reclassifications: Certain amounts in the December 31, 2002 and 2001, financial statements have been reclassified to conform with the December 31, 2003, presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for certain guarantees existing at December 31, 2002, and expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires that we recognize guarantees entered into or modified after December 31, 2002, as a liability for the fair value of the obligation undertaken in the issuance of the guarantee. We adopted FIN 45 on January 1, 2003, its effective date, and, aside from the required disclosure provisions, made no material adjustments to our consolidated financial statements as a result of this adoption.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46 does not apply to our dealer/franchise outlets and we do not expect to make material adjustments to our consolidated financial statements as a result of the adoption of this Interpretation.

In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor's Products)." EITF 02-16 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 02-16 is effective prospectively for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 effective January 1, 2003, and made no material adjustments to our consolidated financial statements as a result of this adoption.

In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 provides guidance on how cash consideration received by a customer from a vendor should be classified in the customer's statement of income. EITF 03-10 is effective prospectively for new arrangements, including modification of existing arrangements, entered into after December 31, 2003. We adopted EITF 03-10 effective January 1, 2004, and made no material adjustments to our consolidated financial statements as a result of this adoption.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2003 and 2002, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

                                            December 31,
                                      -----------------------
(In millions)                            2003         2002
-------------                         ----------   ----------
Receivables from vendors and service
 providers                             $  92.3      $ 120.0
Trade accounts receivable                 75.6         70.6
Other receivables                         18.6         22.9
Allowance for doubtful accounts           (4.1)        (7.4)
                                      ----------   ----------
Accounts and notes receivable, net     $ 182.4      $ 206.1
                                      ==========   ==========

Receivables from vendors and service providers relate to marketing development funds, residual income, customer acquisition fees, and rebates and other promotions from our third-party service providers and product vendors, after taking into account estimates for service providers' customer deactivations and non-activations, which are factors in determining the amount of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts
                                                   December 31,
                                      ------------------------------------
(In millions)                            2003         2002         2001
-------------                         ----------   ----------   ----------
Balance at the beginning of the year   $   7.4      $   6.8      $   6.3
Provision for bad debts included
  in selling, general and
  administrative expense                   0.4          4.7         14.5
Uncollected receivables written off,
  net of recoveries                       (3.7)        (4.1)       (14.0)
                                      ----------   ----------   ----------
Balance at the end of the year         $   4.1      $   7.4      $   6.8
                                      ==========   ==========   ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT("PP&E"), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                      December 31,
                                                   Range of                     -----------------------
(In millions)                                Estimated Useful Life                 2003         2002
-------------                                ---------------------              ----------   ----------
Land                                                 --                         $   35.0      $   35.0
Buildings                                        10 - 40 years                     169.1          98.1
Furniture, fixtures and equipment                 2 -15 years                      631.8         586.9
Leasehold improvements             Primarily, the shorter of the life of the
                                 improvements or the term of the related lease
                                          and certain renewal periods              345.8         337.4
                                                                                ----------    ----------
Total PP&E                                                                       1,181.7       1,057.4
Less accumulated depreciation and
 amortization of capital leases                                                   (668.6)       (635.8)
                                                                                ----------    ----------
PP&E, net                                                                       $  513.1      $  421.6
                                                                                ==========    ==========

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

NOTE 5 - OTHER ASSETS, NET
                                         December 31,
                                   -----------------------
(In millions)                         2003         2002
-------------                      ----------   ----------
Notes receivable                     $  9.8       $  4.0
Goodwill                                2.9          2.9
Deferred income taxes                  22.2         52.2
Other                                  29.3         40.3
                                   ----------   ----------

Total other assets, net              $ 64.2       $ 99.4
                                   ==========   ==========


NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
RSIS was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores.
From the time of its acquisition, RSIS has incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize RSIS, but due to the overall slowdown in the economy and the market decline for professionally installed home Internet connectivity services, RSIS continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of estimated future cash flows for RSIS, which indicated that its long-lived assets were impaired. The carrying value of RSIS's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately $37.0 million. An impairment of goodwill for that amount was recorded and included in the accompanying Consolidated Statement of Income for 2001. As a result of continued difficulties in the DTH business and a refocus during the fourth quarter of 2002 on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with RSIS were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge of this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill balance on our balance sheet relating to RSIS. On September 10, 2003, we sold RSIS, resulting in a loss of $1.8 million which was recorded in other income.

Our test concept with Blockbuster to introduce a RadioShack "store-within-a-store" at Blockbuster locations in 2001 did not provide sufficient cash flows to recover our investment in fixtures and other fixed assets. An impairment loss of $2.8 million was recorded for those assets in 2001 and is included as a component of impairment of long-lived assets in the accompanying 2001 Consolidated Statement of Income.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES
Short-Term Debt

                                                                     December 31,
                                                               -----------------------
(In millions)                                                     2003         2002
-------------                                                  ----------   ----------
Short-term debt                                                  $ 36.8       $ 16.0
Current portion of long-term debt                                  39.5         20.0
Fair value of interest rate swaps                                   0.9         --
Current portion of capital lease obligations                        0.2         --
                                                               ----------   ----------
Total short-term debt                                            $ 77.4       $ 36.0
                                                               ==========   ==========

Long-Term Debt
                                                                     December 31,
                                                               -----------------------
(In millions)                                                     2003         2002
-------------                                                  ----------   ----------
Ten-year 7 3/8% note payable due in 2011                         $350.0       $350.0
Ten-year 6.95% note payable due in 2007                           150.0        150.0
Medium-term notes payable with interest rates at December 31,
  2003, ranging from 6.42% to 7.35% due from 2004 to 2007          44.5         64.5
Financing obligation (see Note 4)                                  32.3         32.3
Notes payable with interest rates at December 31, 2003,
  ranging from 2.6% to 2.8% due from 2006 to 2014                   6.1          6.1
Capital lease obligations                                           0.3         --
Unamortized debt issuance costs                                    (5.8)        (7.0)
Fair value of interest rate swaps                                   4.5         15.4
                                                               ----------   ----------
                                                                  581.9        611.3
                                                               ----------   ----------

Less current portion of:
  Notes payable                                                    39.5         20.0
  Fair value of interest rate swaps                                 0.9         --
  Capital lease obligations                                         0.2         --
                                                               ----------   ----------
                                                                   40.6         20.0
                                                               ----------   ----------

Total long-term debt                                             $541.3       $591.3
                                                               ==========   ==========

Long-term borrowings and financing obligation outstanding at December 31, 2003, mature as follows:

                       Long-Term       Capital      Financing
(In millions)          Borrowings       Lease      Obligation(1)      Total
-------------        -------------  -------------  -------------  -------------
2004                   $   39.5       $    0.2       $   --         $   39.7
2005                       --              0.1           32.3           32.4
2006                        5.1           --             --              5.1
2007                      150.0           --             --            150.0
2008                        5.0           --             --              5.0
2009 and thereafter       351.0           --             --            351.0
                     -------------  -------------  -------------  -------------
Total                  $  550.6       $    0.3       $   32.3       $  583.2
                     =============  =============  =============  =============

(1) See Note 4 for discussion of financing obligation.

The fair value of our long-term debt of $581.6 million and $611.3 million at December 31, 2003 and 2002, respectively, (including current portion, but excluding 2003 capital leases) was approximately $656.7 million and $675.0 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

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

We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year, commencing March 1, 1998. These notes are due September 1, 2007.

We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration. At December 31, 2003, $44.5 million of these notes remained outstanding. The interest rates at December 31, 2003, for the outstanding $44.5 million medium-term notes ranged from 6.42% to 7.35% and had a weighted average coupon rate of 7.19%. These notes have maturities ranging from 2004 to 2008. As of December 31, 2003, there was no availability under this shelf registration.

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, with maturities in May 2011. Additionally, during the third quarter of 2001, we entered into several interest rate swap agreements with notional amounts totaling $150.0 million, with maturities ranging from 2004 to 2007. We entered into these agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. We recorded an amount in other assets, net, of $4.5 million and $15.4 million (their fair value) at December 31, 2003 and 2002, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed using interest rates which were in effect as of December 31, 2003 and 2002, respectively, for similar instruments.

Short-Term Borrowing Facilities
                                                    Year Ended December 31,
                                             ----------------------------------
(In millions)                                   2003        2002        2001
-------------                                ----------  ----------  ----------
Domestic seasonal bank credit lines and
  bank money market lines:
 Lines available at year end                  $ 700.0     $ 705.0     $ 774.0
 Loans outstanding at year end                   --          --          --
 Weighted average interest rate at year end      --          --          --
 Weighted average loans outstanding           $  --       $  --       $  22.1
 Weighted average interest rate during year      --          --           5.7%

Short-term foreign credit lines:
 Lines available at year end                  $   7.2     $  15.8     $  24.5
 Loans outstanding at year end                   --          --          --
 Weighted average interest rate at year end      --          --          --
 Weighted average loans outstanding           $  --       $  --       $   1.9
 Weighted average interest rate during year      --           2.1%        4.9%

Letters of credit and banker's acceptance
  lines of credit:
 Lines available at year end                  $ 162.7     $ 167.4     $ 206.0
 Acceptances outstanding at year end             --          --          --
 Letters of credit open against outstanding
  purchase orders at year end                 $  20.0     $  26.4     $  31.2

Commercial paper credit facilities:
 Commercial paper outstanding at year end     $  --       $  --       $  --
 Weighted average interest rate at year end      --          --          --
 Weighted average commercial paper
  outstanding                                 $  --       $   0.1     $  83.2
 Weighted average interest rate during year      --           2.0%        5.8%

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

In the second quarter of 2003, we replaced our existing $300.0 million 364-day revolving credit facility and amended our $300.0 million five-year credit facility. These facilities' maturity dates are June 2004 for the $300.0 million 364-day revolving credit facility and June 2007 for the $300.0 million five-year revolving credit facility. The terms of these revolving credit facilities are substantially similar to the previous facilities. These revolving credit facilities will support any future commercial paper borrowings and are otherwise available for our general corporate purposes. As of December 31, 2003, there were no outstanding borrowings under these credit facilities.

We established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which we guaranteed, is detailed in the discussion of the RadioShack 401(k) Plan in Note 22.

NOTE 8 - TREASURY STOCK RETIREMENT
On December 11, 2003, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued. Additional details of the transaction may be seen on our 2003 Consolidated Statement of Stockholders' Equity.

NOTE 9 - ACCRUED EXPENSES
                                                   December 31,
                                             -----------------------
(In millions)                                   2003         2002
-------------                                ----------   ----------
Payroll and bonuses                           $  76.7      $  56.4
Insurance                                        70.0         65.6
Sales and payroll taxes                          45.5         49.0
Other                                           150.8        147.7
                                             ----------   ----------
Total accrued expenses                        $ 343.0      $ 318.7
                                             ==========   ==========

NOTE 10 - BUSINESS RESTRUCTURINGS
In 1996 and 1997, we initiated certain restructuring programs in which a number of our former McDuff, Computer City and Incredible Universe retail stores were closed. We still have certain real estate obligations related to some of these stores and, at December 31, 2003, the balance in the restructuring reserve was $17.0 million, consisting of the remaining estimated real estate obligations to be paid. An additional provision of $6.5 million was added during 2003, while costs of $5.8 million were charged against this reserve during the corresponding period. In the accompanying 2003 Consolidated Balance Sheet, the balance in the restructuring reserve is classified in other current liabilities. This reserve represents the revised expected costs for these real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases, the longest of which is 16 years.

In 2001, we initiated an additional restructuring program related primarily to a general reduction of our corporate management and administrative labor force, mainly for early retirement and involuntary and voluntary employee severance, closure of our national commercial installation business, and closure of 35 underperforming RadioShack stores. During the first quarter of 2002, we completed a significant portion of the remaining restructuring program, utilizing the reserves established in 2001. As of December 31, 2002, $3.8 million of the remaining restructuring reserve was classified in accrued expenses and the remaining balance of $2.8 million was classified in other non-current liabilities in the accompanying 2002 Consolidated Balance Sheet, to be used principally for the remaining cash commitments associated with the long-term compensation and lease commitment obligations.

NOTE 11 - LOSS ON SALE OF ASSETS
On August 31, 1998, we completed the sale of our wholly owned subsidiary, Computer City, Inc., to CompUSA Inc. for cash and an unsecured note of $136.0 million. On June 22, 2001, we received $123.6 million for the final determination of the purchase price and settlement of the $136.0 million note, resulting in an additional loss of $12.4 million from the sale of Computer City, Inc. Additionally, in the fourth quarter of 2001, we sold and leased back most of our corporate headquarters at a loss of $44.8 million in anticipation of the building of our new corporate headquarters. These losses were recorded in 2001 and are included in the accompanying Consolidated Statements of Income as a loss on sale of assets.

NOTE 12 - GAIN ON CONTRACT TERMINATION
RadioShack and Microsoft Corporation mutually agreed during 2002 to terminate their agreement and settle the remaining commitments each had to one another. The termination of this agreement took effect at the start of the fourth quarter of 2002, upon satisfaction of several contractual obligations. The net financial result was an $18.5 million gain (principally cash received), driven primarily by the settlement of a multi-year obligation Microsoft had to connect our stores with broadband capabilities.

NOTE 13 - PROVISION FOR LOSS ON INTERNET-RELATED INVESTMENT
During the second quarter of 2000, we made a $30.0 million cash investment in Digital:Convergence Corporation ("DC"), a privately-held Internet technology company. In the first quarter of 2001, we believed that our investment had experienced a decline in value that, in our opinion, was other than temporary. This belief was due to DC's inability to secure financing at that time, as well as its commencement of restructuring activities involving the termination of much of its workforce and the curtailing of its business activities. As such, we recorded a loss provision equal to our initial investment. DC subsequently filed for bankruptcy on March 22, 2002.

NOTE 14 - INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2003 and 2002, were comprised of the following:

                                                 December 31,
                                          -----------------------
(In millions)                                2003         2002
-------------                             ----------   ----------
Deferred tax assets
Insurance reserves                         $  22.4      $  22.8
Depreciation and amortization                 --           12.5
Deferred compensation                         23.8         18.7
Inventory adjustments, net                     6.5          0.3
Restructuring reserves                         6.5          6.2
Bad debt reserve                               1.6          2.8
Other                                         29.0         44.9
                                          ----------   ----------
  Total deferred tax assets                   89.8        108.2
                                          ----------   ----------
Deferred tax liabilities
Deferred taxes on foreign operations          14.5         11.0
Depreciation and amortization                 10.3         --
Other                                          3.1          3.7
                                          ----------   ----------
  Total deferred tax liabilities              27.9         14.7
                                          ----------   ----------
Net deferred tax assets                    $  61.9      $  93.5
                                          ==========   ==========

The net deferred tax asset is classified
 as follows:
  Other current assets                     $  39.7      $  41.3
  Non-current assets                          22.2         52.2
                                          ----------   ----------
Net deferred tax assets                    $  61.9      $  93.5
                                          ==========   ==========

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are given in the two accompanying tables.

Income Tax Expense
                                                    Year Ended December 31,
                                                ------------------------------
(In millions)                                     2003       2002       2001
-------------                                   --------   --------   --------
Current
 Federal                                         $117.5     $127.3     $137.3
 State                                             21.9       13.3       18.2
 Foreign                                            3.3        3.3        2.9
                                                --------   --------   --------
                                                  142.7      143.9      158.4
                                                --------   --------   --------

Deferred
 Federal                                           33.5       17.5      (26.0)
 State                                             (1.9)       0.1       (7.6)
                                                --------   --------   --------
                                                   31.6       17.6      (33.6)
                                                --------   --------   --------

Provision for income taxes                       $174.3     $161.5     $124.8
                                                ========   ========   ========

Statutory vs. Effective Tax Rate
                                                    Year Ended December 31,
                                                ------------------------------
(In millions)                                     2003       2002       2001
-------------                                   --------   --------   --------
Components of income from
 continuing operations:
  United States                                  $456.5     $408.8     $272.1
  Foreign                                          16.3       16.1       19.4
                                                --------   --------   --------
Income before income taxes                        472.8      424.9      291.5
Statutory tax rate                               x 35.0%    x 35.0%    x 35.0%
                                                --------   --------   --------
Federal income tax expense at statutory rate      165.5      148.7      102.0
State income taxes, net of federal benefit         13.0        8.7        6.9
Non-deductible goodwill                            --          2.8       13.8
Other, net                                         (4.2)       1.3        2.1
                                                --------   --------   --------
Total income tax expense                         $174.3     $161.5     $124.8
                                                ========   ========   ========

Effective tax rate                                 36.9%      38.0%      42.8%
                                                ========   ========   ========

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2003 or 2002. Our tax returns are subject to examination by taxing authorities in various jurisdictions. The Internal Revenue Service is currently in the process of concluding its examination of our federal income tax returns for the taxable years from 1993 through 2001. Several states are also currently in the process of examining our state income tax returns. We record tax reserves based on our best estimate of current tax exposures in the relevant jurisdictions. While we believe that the reserves recorded in the consolidated financial statements accurately reflect our tax exposures, our actual tax liabilities may ultimately differ from those estimates if we were to prevail in matters for which accruals have been established, or if taxing authorities successfully challenge the tax treatment upon which our management has based its estimates. Accordingly, our effective tax rate for a particular period may materially change.

NOTE 15 - MINORITY INTEREST IN SUBSIDIARY
In November 1999, we formed a limited liability company, RadioShack.com LLC, and in January 2000 Microsoft Corporation contributed $100.0 million for 100% of the preferred units in this company. On July 6, 2001, we purchased all of Microsoft's preferred units in RadioShack.com LLC for $88.0 million, thereby eliminating the minority interest in RadioShack.com LLC. The difference in the initial price of the preferred units and repurchase price was treated as a redemption of mandatorily redeemable preferred units, which resulted in an increase to additional paid-in capital.

NOTE 16 - LITIGATION
On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the accompanying Consolidated Statement of Income in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

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

We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at December 31, 2003.

We have various pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a materially adverse effect on our financial condition or liquidity.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: We lease rather than own most of our facilities. Our retail stores comprise the largest portion of our leased facilities. These stores are located primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure. We also lease distribution centers and office space.

Future  minimum  rent   commitments  at  December  31,  2003,   under  long-term
noncancelable operating leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)
-----------------------------------------
2004..........................  $ 183.7
2005..........................    161.5
2006..........................    118.2
2007..........................     82.5
2008..........................     54.5
2009 and thereafter...........     95.0
                               ----------
Total minimum lease payments..  $ 695.4
                               ==========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed under the 1996 restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 10).

Rent Expense
                          Year Ended December 31,
                        ----------------------------
(In millions)             2003      2002      2001
-------------           --------  --------  --------
Minimum rents            $245.7    $240.9    $226.3
Contingent rents            4.4       4.0       4.0
                        --------  --------  --------
Total rent expense       $250.1    $244.9    $230.3
                        ========  ========  ========

Contingent Liabilities: We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sales of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $183 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases; consequently, we do not believe there will be a material impact on our financial statements.

NOTE 18 - STOCK OPTIONS AND PERFORMANCE AWARDS
We have implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans ("ISPs") described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The 1997, 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee (the "Committee") specifies the terms for grants of options under these ISPs; terms of these options may not exceed 10 years. Grants of options generally vest over three years and grants typically have a term of seven or 10 years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

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

A brief description of each our stock plans follows:

     1993 Incentive Stock Plan ("1993 ISP"): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), NQs and restricted stock. There were no shares available on December 31, 2003, for grants under the 1993 ISP. The 1993 ISP terminated on March 28, 2003, and no further grants may be made under this plan.

     1994 Stock Incentive Plan ("1994 SIP"): As part of the purchase of AmeriLink in 1999 (see Note 6), we assumed the existing AmeriLink Corporation 1994 Stock Incentive Plan and certain related agreements and agreed to convert AmeriLink's stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management has determined that no further grants will be made under this plan, although 53,259 shares were still available at December 31, 2003, under the 1994 SIP. There were certain restricted stock agreements that were also assumed by us at the time of acquisition. On September 10, 2003, we sold RSIS.

     1997 Incentive Stock Plan ("1997 ISP"): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 366,145 shares available on December 31, 2003, for grants under the 1997 ISP.

     1999 Incentive Stock Plan ("1999 ISP"): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs to broad-based employee groups, primarily our 5,000 plus store managers and to other eligible employees and non-employee directors. Grants of restricted stock, performance awards and options intended to qualify as ISO's under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 516,088 shares available on December 31, 2003, for grants under the 1999 ISP.

     2001 Incentive Stock Plan ("2001 ISP"): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 5,340,986 shares available on December 31, 2003, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)               2003                    2002                    2001
 --------------------------       ----------------------  ----------------------  ----------------------
                                               Weighted                Weighted                Weighted
                                               Average                 Average                 Average
                                               Exercise                Exercise                Exercise
                                    Shares      Price       Share       Price       Shares      Price
                                  ----------  ----------  ----------  ----------  ----------  ----------
Outstanding at beginning of year     22,816    $  34.32      22,869    $ 34.34       15,179    $  34.33
Grants (1)                            3,541       21.31       1,515      28.80        9,384       34.42
Exercised                              (755)      20.72        (525)     17.50         (378)      19.84
Forfeited                            (1,713)      33.85      (1,043)     35.23       (1,316)      38.93
                                  ----------  ----------  ----------  ----------  ----------  ----------
Outstanding at end of year           23,889    $  32.85      22,816    $ 34.32       22,869    $  34.34
                                  ==========  ==========  ==========  ==========  ==========  ==========
Exercisable at end of year           17,438    $  34.99      14,227    $ 34.25        9,589    $  31.20
                                  ==========  ==========  ==========  ==========  ==========  ==========

    (1) The number of options granted in 2001 was higher than 2002 and 2003 due to the issuance of options to employees in both February and December of 2001. The December 2001 grant did not include named executive officers or directors.

Fixed Price Stock Options

(Share amounts
 in thousands)                            Options Outstanding                               Options Exercisable
 ------------          -------------------------------------------------------       --------------------------------
                                               Weighted
                            Shares              Average            Weighted               Shares          Weighted
   Range of              Outstanding           Remaining            Average              Exercisable       Average
Exercise Prices        at Dec. 31, 2003     Contractual Life    Exercise Price       at Dec. 31, 2003  Exercise Price
---------------        ----------------     ----------------    --------------       ----------------  --------------
$ 10.47 - 20.85             4,816                4.95 years       $ 18.44                1,774           $ 14.32
  21.08 - 28.03             4,185                5.09               26.02                3,952             26.16
  28.55 - 37.19             4,145                5.16               29.22                2,348             29.06
  38.35 - 39.03             5,710                6.92               38.49                4,331             38.54
  42.41 - 69.34             5,033                5.18               48.91                5,033             48.91
                       ----------------                                              ----------------
$ 10.47 - 69.34            23,889                5.53 years       $ 32.85               17,438           $ 34.99
                       ================                                              ================

Restricted Stock: We may also use restricted stock grants to compensate certain of our employees. As of December 31, 2003, no shares of restricted stock were outstanding. Compensation expense related to restricted shares is recognized ratably over the related service period. This expense totaled $0.7 million for the year ended December 31, 2001. There was no expense for the years ended December 31, 2003 and 2002.

In 1998, the Committee granted a total of 172,000 shares of restricted stock awards to three executive officers. Of these awards, 100,000 shares vested ratably over three years and were fully vested in 2001. The remaining 72,000 shares vested in 1999. In 1999, the Committee granted 10,000 shares of restricted stock awards to two executive officers. These awards were to vest ratably over three years; 4,000 of these awards were canceled in 2000. At December 31, 2001, all of the 1999 shares granted had either vested or been canceled. In 2000, the Committee granted a total of 66,712 shares of restricted stock awards to 38 executive officers and these awards vested ratably over three years, subject to the achievement of certain performance targets each year. At December 31, 2003, none of these shares granted in 2000 remained outstanding. No restricted awards were granted in 2001, 2002 or 2003.

NOTE 19 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan and the Executive Deferred Stock Plan ("Compensation Plans") became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals may be made in our common stock or mutual funds; however, restricted stock deferrals and deferrals of stock acquired under an NQ exercise may only be made in our common stock. We match 12% of salary and bonus deferrals in the form of our common stock. We will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock. Payment of deferrals will be made in cash or our common stock in accordance with the employee's specifications at the time of the deferral; payments to the employee will be in a lump sum or in annual installments not to exceed 20 years.

We contributed $0.4 million, $0.5 million and $1.4 million to the Compensation Plans for the years ended December 31, 2003, 2002 and 2001, respectively.

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

NOTE 21 - COMPANY STOCK PURCHASE PLAN
Eligible employees may contribute 1% to 7% of their annual compensation to purchase our common stock at the monthly average daily closing price. We match 40%, 60% or 80% of the employee's contribution, depending on the employee's length of continuous participation in the Stock Purchase Plan. This match is also in the form of our common stock. Company contributions to the Stock Plan amounted to $15.4 million, $15.1 million and $15.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 22 - RADIOSHACK 401(k) PLAN
The RadioShack 401(k) Plan ("Plan") is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in our common stock. Participants may defer, via payroll deductions, 1% to 8% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. Any contributions made by us are discretionary and, if made, go directly to the Plan for investment in our common stock. Effective April 1, 2002, a participant becomes fully vested in the Plan contributions we made on his on her behalf on the third anniversary of the participant's employment date. At January 1, 2004, the Plan year was changed to a calendar year basis.

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

Each share of TESOP Preferred Stock was convertible into 87.072 shares of our common stock. The annual cumulative dividend on TESOP Preferred Stock was $75.00 per share, payable semiannually. Because we had guaranteed the repayment of the Refinanced Notes, the indebtedness of the Plan was recognized as a liability in the accompanying Consolidated Balance Sheets. An offsetting charge was made in the stockholders' equity section of the 2001 Consolidated Balance Sheet to reflect unearned compensation related to the Plan. On December 31, 2002, all shares of TESOP Preferred Stock were converted into our common stock and all unearned compensation related to the Plan was recognized as of that date.

Compensation and interest expense related to the Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)             2003      2002       2001
-------------             ----      ----       ----
Compensation expense    $  --     $  4.3     $  6.4
Accrued additional
 contribution              --        4.1        --
Interest expense           --        0.2        0.8

The last allocation of TESOP Preferred Stock to participants was made as of the Plan year ended March 31, 2003, and was based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock were allocated to Plan participants, compensation expense was recorded and unearned compensation was reduced. Interest expense on the Refinanced Notes was also recognized as a cost of the Plan. The compensation component of the Plan expense was reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions made by us to the Plan for the years ended December 31, 2002 and 2001, totaled $4.0 million and $8.6 million, respectively, including dividends
paid  on  the  TESOP   Preferred   Stock  of  $4.5  million  and  $4.9  million,
respectively.

As of December 31, 2002, all of the original 100,000 shares of TESOP Preferred Stock were converted into 5.1 million shares of our common stock and allocated to participants' accounts in the Plan.

NOTE 23 - TREASURY STOCK REPURCHASE PROGRAM
On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which was in addition to our 25.0 million share repurchase program that was completed during the second quarter of 2003. The
15.0 million share repurchase program has no expiration date and allows shares to be repurchased in the open market. We repurchased 9.9 million shares of our common stock for $251.0 million for the year ended December 31, 2003, under our combined 40.0 million share repurchase programs. The funding required for these share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. Under our programs described above, we will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans. At February 20, 2004, there were 8.9 million shares available to be repurchased under the 15.0 million share repurchase program.

The purchases under the share repurchase program described above are in addition to the shares required for employee benefit plans, which are repurchased from our treasury stock throughout the year.

NOTE 24 - PREFERRED SHARE PURCHASE RIGHTS
In July 1999, we amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 25 - DIVIDENDS DECLARED
We declared dividends of $0.25, $0.22 and $0.165 for the years 2003, 2002 and 2001, respectively. On July 25, 2001, we announced that we would pay cash dividends on an annual, instead of quarterly, basis beginning in 2002. Dividends declared in 2002 and thereafter, have been paid annually in December.

NOTE 26 - PRODUCT SALES INFORMATION
Our net sales and operating revenues are summarized by groups of similar products and services as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
(In millions)                                    2003        2002        2001
-------------                                 ----------  ----------  ----------
Wireless products and services                $ 1,623.2   $ 1,419.9   $ 1,297.5
Home entertainment products and services          737.9       855.2     1,121.4
Computer products                                 455.9       456.8       461.1
Power and technical products                      634.1       623.9       618.9
Personal electronics, toys and personal audio
 products                                         588.1       576.2       562.0
Wired and radio products and other (1)            610.1       645.2       714.8
                                              ----------  ----------  ----------
                                              $ 4,649.3   $ 4,577.2   $ 4,775.7
                                              ==========  ==========  ==========

(1) Other includes outside sales of our retail support operations, service plan income and store repair income.

NOTE 27 - SUPPLEMENTAL CASH FLOW INFORMATION
Cash flows from operating activities included cash payments as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
(In millions)                                    2003        2002        2001
-------------                                 ----------  ----------  ----------

Interest paid                                 $    35.0   $    43.9   $    48.4
Income taxes paid                                 153.5       160.2       171.2


NOTE 28 - RELATED PARTY TRANSACTIONS
In April 2002, we entered into a supply chain management consulting agreement with a company affiliated with a corporation whose chairman and chief executive officer is a member of our Board of Directors and who currently serves on the Corporate Governance and Management Development and Compensation Committees of our Board of Directors. Under this agreement, we incurred approximately $1.8 million and $8.2 million in consulting fees during the years ended December 31, 2003 and 2002, respectively.

NOTE 29 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter being the most significant in terms of sales and profits because of the winter holiday selling season.


                                                           Three Months Ended
                                              ----------------------------------------------
(In millions, except per share amounts)         March 31    June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------------------
Year ended December 31, 2003:
Net sales and operating revenues               $1,070.3    $1,025.0    $1,063.6    $1,490.4

Gross profit                                   $  527.4    $  521.2    $  532.7    $  734.4

SG&A expense                                   $  407.8    $  406.6    $  421.4    $  504.2

Net income                                     $   56.6    $   57.5    $   57.1    $  127.3

Net income available to common shareholders    $   56.6    $   57.5    $   57.1    $  127.3

Net income available per common share:
   Basic                                       $   0.33    $   0.34    $   0.34    $   0.77

   Diluted                                     $   0.33    $   0.34    $   0.34    $   0.77

Shares used in computing earnings per
 common share:
   Basic                                          171.4       168.9       166.1       164.5

   Diluted                                        171.8       169.8       167.6       166.3


Year ended December 31, 2002:
Net sales and operating revenues               $1,034.4    $  998.1    $1,047.0    $1,497.7

Gross profit                                   $  519.7    $  510.1    $  521.4    $  687.1

SG&A expense                                   $  393.2    $  421.3    $  420.0    $  483.7 (1)

Net income                                     $   57.6    $   51.8    $   44.9    $  109.1 (1)

Preferred dividends                            $    1.2    $    1.1    $    1.1    $    1.1

Net income available to common shareholders    $   56.4    $   50.7    $   43.8    $  108.0

Net income available per common share:
   Basic                                       $   0.32    $   0.29    $   0.25    $   0.64

   Diluted                                     $   0.31   $    0.28    $   0.25    $   0.63

Shares used in computing earnings per
 common share:
   Basic                                          176.8       174.4       172.1       168.7

   Diluted                                        183.6       181.5       178.0       174.2

(1) In the fourth quarter of 2002, we recorded the following significant items:
    o $18.5 million gain from the termination of a Microsoft contract and
    o $8.1 million impairment of long-lived assets for RSIS.

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

Exhibit
Number *        Description

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

3b RadioShack Corporation Bylaws, amended and restated as of October 17, 2003 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on November 12, 2003 for the fiscal quarter ended September 30, 2003 and incorporated herein by reference).

4a Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10a Amended and Restated 364-Day Credit Agreement (Facility A) dated as of June 18, 2003 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent and Lender, Fleet National Bank as Syndication Agent and Lender, Keybank National Association and Wachovia Bank, National Association as Documentation Agents and Lenders, Citigroup Global markets Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead Arranger and Bookrunner (filed as
                Exhibit 10a to RadioShack's Form 10-Q filed on August 13, 2003 for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

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

10c Amendment No. 1 to the Five Year Credit Agreement (Facility B) dated as of June 18, 2003 (filed as Exhibit 10b to RadioShack's Form 10-Q filed on August 13, 2003 for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

10d Death Benefit Agreement effective December 27, 2001 among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack's Form 10-Q filed on May 13, 2002 for the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

10e Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries including amendment dated June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10f Post Retirement Death Benefit Plan for Selected Executive Employees of RadioShack Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10g RadioShack Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10h RadioShack Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10i Third Restated Trust Agreement RadioShack Employees Supplemental Stock Program through Amendment No. VI dated August 31, 1999 (filed as Exhibit 10h to RadioShack's Form 10-Q filed on November 12, 1999 for the fiscal quarter ended September 30, 1999 and incorporated herein by reference).

10j Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10k RadioShack Corporation Termination Protection Plans for Executive Employees of RadioShack Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as
                Exhibit 10n to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10l Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of RadioShack Corporation and its Subsidiaries (i) Formula, (ii) Discretionary and (iii) Pay Plan (filed as Exhibit 10o to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10m Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of RadioShack Corporation (filed as
                Exhibit 10p to RadioShack's Form 10-K filed on March 28, 1996 for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10n Form of December 1997 Deferred Salary and Bonus Agreement (Stock Investment) with selected Executive Employees of RadioShack Corporation (filed as Exhibit 10u to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10o RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10p RadioShack Corporation Executive Deferred Stock Plan, effective April 1, 1998 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10q RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 28, 2003 for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10r Form of September 30, 1997 Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack's Form 10-Q filed on May 13, 1998 for the fiscal quarter ended March 31, 1998 and incorporated herein by reference).

10s             Severance Agreement dated October 23, 1998 between Leonard H.
                Roberts and RadioShack Corporation (filed as Exhibit 10z to RadioShack's Form 10-K filed on March 29, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10t*            Form of First Amendment to Severance Agreement between Leonard
                H. Roberts and RadioShack Corporation.

10u* Form of Severance Agreement between David J. Edmondson and RadioShack Corporation.

10v*            Form of First Amendment to Severance Agreement between David J.
                Edmondson and RadioShack Corporation.

10w*            Form of 2003 Executive Pay Plan Letter.

10x RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference)

10y RadioShack Corporation 1997 Incentive Stock Plan as amended (filed as Exhibit 10b to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference)

10z RadioShack Corporation 1999 Incentive Stock Plan dated February 24, 1999 (filed as Exhibit 10y to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10aa            RadioShack Corporation 2001 Incentive Stock Plan, (filed as
                Exhibit 10c to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

12* Statements of Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Charges and Preferred Dividends.

23*             Consent of Independent Accountants.

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*             Section 1350 Certifications.**

-----------------------

*        Filed with this report.

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

                                                                     EXHIBIT 10t



                               FIRST AMENDMENT TO
                               SEVERANCE AGREEMENT

     THIS FIRST AMENDMENT (the "Amendment"), is made and entered into as of ______________, 2004, by and between Leonard H. Roberts ("Executive") and RadioShack Corporation (formerly Tandy Corporation), a Delaware corporation ("RadioShack"), and amends that certain Severance Agreement, dated October 23, 1998 (the "Agreement"), between the Executive and RadioShack. Capitalized words not otherwise defined herein shall have the meanings ascribed in the Agreement.

     WHEREAS, the Board recognizes Executive's valuable experience and has determined it is in the best interests of RadioShack and its shareholders to amend the Agreement with Executive to modify the compensation payable to Executive upon termination of his employment to include payments pursuant to RadioShack's long-term incentive plan.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. The Agreement is hereby amended to provide that all references in the Agreement to "Tandy Corporation" shall now be to "RadioShack Corporation" and that all references in the Agreement to "Tandy" shall now be to "RadioShack."

     2. Section 2.D. of the Agreement  ("Target Bonus") is hereby  renumbered as
Section 2.E., and a new Section 2.D. is hereby added as follows:

                "D. "LTIP" shall mean all compensation payable to the Executive pursuant to RadioShack's long-term incentive plan in effect at any time during the 12 month period ending on the termination date of his employment with RadioShack, determined without regard to any salary reduction or deferred compensation elections made by the Executive."

     3. In the first sentence of Section 3 of the Agreement, a new subclause (z) is hereby added to the first sentence to follow subclause (y), as follows:

                "and (z) the Executive's LTIP (such total being hereinafter referred to as the "Cash Severance Payment")."

     4. The first sentence of Section 5.A. of the Agreement is hereby amended and restated in its entirety as follows:

                "A. If the Cash Severance Payment is payable under the terms hereof, the same shall be payable in two equal installments."

     5. Section 7(A) of the Agreement is hereby amended and restated in its entirety as follows:

                "(A) declare forfeited any sums representing the Base Amount, Target Bonus, LTIP or other fringe benefits (including any unexercised stock options or unvested restricted stock) otherwise due and payable to Executive hereunder, and, or alternatively,"

     6. All other provisions of the Agreement are hereby ratified by the parties and shall continue in full force and effect.


     IN WITNESS WHEREOF, the parties have executed this Amendment, in one or more counterparts, as of the date first written above.



                             -----------------------------------------
                             Leonard H. Roberts


                             RADIOSHACK CORPORATION



                             By:
                                --------------------------------------
                             Chairman, Management Development and
                             Compensation Committee
                             Board of Directors
                             RadioShack Corporation

                                                                     EXHIBIT 10u

                               SEVERANCE AGREEMENT

     THIS SEVERANCE AGREEMENT ("Agreement") is made and entered into as of December 11, 2003 by and between David J. Edmondson ("Executive") and RadioShack Corporation ("RadioShack").

     WHEREAS, the Board of Directors of RadioShack (the "Board") recognizes Executive's valuable experience;

     WHEREAS, the Board has determined it is in the best interest of RadioShack and its shareholders to enter into this Agreement with Executive; and

     WHEREAS, for these reasons Executive and RadioShack desire to enter into this Agreement.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:


     1. Term of Agreement and Renewal. This Agreement shall commence as of December 11, 2003 and shall continue in effect until December 11, 2008 (the "Term"). RadioShack, in its sole and absolute discretion, shall have the sole right and option to extend the Term of this Agreement for such time and under such terms and conditions it may deem necessary or desirable.

     2. Definitions. For purposes of this Agreement the following terms shall have the following meaning:

                A. "Base Amount" shall mean the Executive's annual salary at the highest rate in effect at any time during the 12 month period ending on the termination date of his employment with RadioShack, determined without regard to any salary reduction or deferred compensation elections made by the Executive.

                B. "Cause" shall mean if (i) the Executive intentionally fails to substantially perform his reasonably assigned duties with RadioShack, (ii) Executive engages in conduct which is demonstrably and materially injurious to RadioShack, (iii) Executive commits or otherwise is charged with a felony or any crime involving moral turpitude, or any other criminal activity or unethical conduct which in the good faith opinion of the Board impairs his ability to perform the duties of his job with RadioShack, or
                         (iv) Executive fails or refuses to comply with the policies, standards or regulations of RadioShack.

                C. "Disability" shall mean the Executive is suffering from a physical or mental condition which, in the opinion of the Board, based upon appropriate medical advice and examination, prevents the Executive from performing the duties of his job with RadioShack.

                D. "Target Bonus" shall mean 75% of the Base Amount or the applicable percentage of the Base Amount then in effect.

     3. Compensation and Benefits Upon Termination of Employment. If, during the Term, the Executive's employment with RadioShack shall be involuntarily terminated without (i) Cause, or other than by virtue of (ii) the Executive's Disability or
                (iii) the Executive's death, RadioShack shall pay to the Executive, in lieu of any further compensation for periods subsequent to the termination date, an amount in cash equal to one and one-half times the sum of (x) the Executive's Base Amount and (y) the Executive's Target Bonus (such total being hereinafter referred to as the "Cash Severance Payment"). The Cash Severance Payment shall be paid in two installments with the first such installment payable on or before ninety (90) days from the date of termination and the second and final installment payable within eighteen (18) months from the date of the first installment. In addition, all outstanding RadioShack stock options and restricted stock awards that would have otherwise become exercisable or vested within two years following the date of Executive's termination of employment with RadioShack, shall become exercisable or vested, as the case may be, as if Executive was still employed by RadioShack during such two year period. Any options exercisable by Executive at the time of his termination including any options that may become exercisable as a result of this provision in the two years following termination must be exercised by Executive within ninety (90) days after the second anniversary of such termination. Also, in the event of the termination described above, Executive shall be credited with two years of age under any age based benefit plan that may be maintained by RadioShack, with any such age based benefits being payable under the terms of any such plan or plans.

     4. Termination of Employment for Cause, Death, Disability or Voluntary Termination. In the event that Executive's employment with RadioShack is terminated because of (i) Cause,
                (ii) Executive's death, (iii) Executive's Disability or (iv) or the voluntary termination of employment by the Executive, then the Executive shall not receive any payments or benefits under this Agreement.

     5.         Payment of Benefits.

                A. If Base Amount and Target Bonus are payable under the terms hereof, the same shall be payable in two equal installments. The first installment shall be payable 90 days after the date of termination of Executive's employment with RadioShack and the second installment shall be payable nine months after the date of the first installment payment.

                B. In the event Executive's employment is terminated with RadioShack, and Executive is due payments and benefits from RadioShack under that certain Termination Protection Agreement for Corporate Executives dated May 18, 1995 between Executive and RadioShack (the "Termination Protection Agreement"), and such payments and benefits are greater than those provided in this Agreement, then Executive shall 'only receive benefits and payments under the Termination Protection Agreement and no benefits and payments shall be provided or paid under this Agreement. However, should the benefits and payments due Executive under this Agreement be greater than those under the Termination Protection Agreement, then benefits and payments shall only be paid under this Agreement and no benefits and payments shall be paid or provided to Executive under the Termination Protection Agreement.


     6. Non-Competition Clause. Executive hereby agrees that for a period of three years after the termination of his employment with RadioShack, Executive will not, directly or indirectly, own, have a proprietary interest (except for less than 5% of any listed company or company traded in the over-the-counter market) of any kind in, be employed by, be a partner in, or serve as a consultant to or in any other capacity with any firm, partnership, corporation, business enterprise or individual, which is engaged in competition with any business conducted, or to Executive's knowledge contemplated, by RadioShack in any of the geographic areas in which RadioShack is operating or proposes to operate.

     7. Remedy for Breach. In the event of any claimed breach of this Agreement, the party alleged to have committed such breach shall be entitled to written notice of such alleged breach and a period of fifteen (15) days to remedy such breach. Executive understands that a breach of any one or more of the covenants contained herein will result in Irreparable and continuing damage to RadioShack for which there will be no adequate remedy at law, and in the event of any breach or threatened breach of Executive's obligations hereunder, RadioShack may, in addition to the other remedies which may be available to it:

                A. declare forfeited any sums representing Base Amount, Target Bonus or other fringe benefits (including any unexercised stock options or unvested restricted stock) otherwise due and payable to Executive hereunder, and, or alternatively,

                B. file suit to enjoin Executive from the breach or threatened breach of such covenants.

     8. Successors: Binding Agreement. The terms and provisions of this Agreement shall be binding upon, shall inure to the benefit of, and shall be enforceable by RadioShack and its Successors and Assigns. RadioShack shall require any successors or Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that RadioShack would be required to perform it if no such succession or assignment had taken place. This Agreement shall be binding upon the Executive and his heirs, executors, administrators and legal representatives provided, however, that the Executive may not assign his obligations hereunder, except by will or the laws of descent or distribution.

     9. Notice. For the purposes hereof, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid or prepaid overnight express delivery service, addressed to RadioShack at its principal place of business and to Executive at his address as shown on the records of RadioShack, provided that all notices to RadioShack shall be directed to the attention of the General Counsel of RadioShack or to such other officer as may be designated in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

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

     12. Non-Exclusivity Of Rights. Except as otherwise expressly provided, nothing herein shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive, deferred compensation plan, stock plan, salary continuation plan, post retirement death benefit plan or other plans, practices, policies or programs provided by RadioShack and for which the Executive may have under any stock option or other agreements, plans or arrangements with RadioShack. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, practice, policy, arrangement or program of RadioShack at or subsequent to the date of termination of employment shall be payable in accordance with such plan, practice, policy, arrangement or program. Notwithstanding the foregoing provisions of this Section 11, this Agreement contains the entire agreement of the parties regarding the severance benefits provided for herein.

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

     15. Forum. Any suit brought by either the Executive or RadioShack under this Agreement shall be brought in the appropriate state or federal court for Tarrant County, Texas.

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


                                           RADIOSHACK CORPORATION



___________________________          By:  _______________________________
Executive                                  Chairman, Management Development
                                           and Compensation Committee
                                           Board of Directors
                                           RadioShack Corporation

                                                                     EXHIBIT 10v

                               FIRST AMENDMENT TO
                               SEVERANCE AGREEMENT

     THIS FIRST AMENDMENT (the "Amendment"), is made and entered into as of ______________, 2004, by and between David J. Edmondson ("Executive") and RadioShack Corporation, a Delaware corporation ("RadioShack"), and amends that certain Severance Agreement, dated December 11, 2003 (the "Agreement"), between the Executive and RadioShack. Capitalized words not otherwise defined herein shall have the meanings ascribed in the Agreement.

     WHEREAS, the Board recognizes Executive's valuable experience and has determined it is in the best interests of RadioShack and its shareholders to amend the Agreement with Executive to modify the compensation payable to Executive upon termination of his employment to include payments pursuant to RadioShack's long-term incentive plan.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     7. Section 2.D. of the Agreement  ("Target Bonus") is hereby  renumbered as
Section 2.E., and a new Section 2.D. is hereby added as follows:

                "D. "LTIP" shall mean all compensation payable to the Executive pursuant to RadioShack's long-term incentive plan in effect at any time during the 12 month period ending on the termination date of his employment with RadioShack, determined without regard to any salary reduction or deferred compensation elections made by the Executive."

     8. In the first sentence of Section 3 of the Agreement, a new subclause (z) is hereby added to the first sentence to follow subclause (y), as follows:

                "and (z) the Executive's LTIP (such total being hereinafter referred to as the "Cash Severance Payment")."

     9. The first sentence of Section 5.A. of the Agreement is hereby amended and restated in its entirety as follows:

                "A. If the Cash Severance Payment is payable under the terms hereof, the same shall be payable in two equal installments."

     10. Section 7.A. of the Agreement is hereby amended and restated in its entirety as follows:

                "A. declare forfeited any sums representing the Base Amount, Target Bonus, LTIP or other fringe benefits (including any unexercised stock options or unvested restricted stock) otherwise due and payable to Executive hereunder, and, or alternatively,"

     11. All other provisions of the Agreement are hereby ratified by the parties and shall continue in full force and effect.


     IN WITNESS WHEREOF, the parties have executed this Amendment, in one or more counterparts, as of the date first written above.



                             -------------------------------------------
                             David J. Edmondson



                             RADIOSHACK CORPORATION



                             By:
                                ----------------------------------------
                             Chairman, Management Development and
                             Compensation Committee
                             Board of Directors
                             RadioShack Corporation

                                                                     EXHIBIT 10w



Date

Name

Dear Name:

     Just last week, the Board of Directors approved 2003 bonus plans for officers of the company. This year's bonus structure is designed to align every officer with the company's performance goals - __% to __% sales growth, gross margin improvement of __ to __ basis points, and a __% EPS increase.

     As a key player of the RadioShack team, I am pleased to inform you of your 2003 bonus criteria which will help us reach our company's overall financial goals. Your specific bonus criteria can be found on the enclosed attachment; however, I want you to be aware of the methodology we used in developing this year's bonus criteria.

     First, bonus plans for 2003 are aligned with our 2003 organizational priorities. Revenue growth, productivity growth and process improvement initiatives are the drivers of our financial goals and thus are driving this year's bonus criteria.

     Second, we have identified primary performance measures that are direct outcomes of achieving our 2003 organizational priorities. Primary performance measures will be different for each bonus plan depending on the factors you can influence in your position. These measures may include, but are not limited to:

        |X|      Earnings Per Share (EPS)
        |X|      Operating Income Growth
        |X|      Gross Profit Dollars
        |X|      Selling, General & Administrative (SG&A) Expense
        |X|      Sales Growth

     Third, in areas where we have measurable key performance indicators (KPIs) in place, we will use them as bonus criteria. Again, these will be different for each position.

     Fourth,  and last, some bonuses may also include  Individual  Business Plan
(IBP) goals.

     As you review your 2003 bonus criteria, I hope you will begin charting your personal plan for achieving your bonus goals. If we each achieve our individual bonus criteria, we are more likely to achieve the company's overall performance goals. The two are inextricably linked...as they should be...giving us a solid 2003 bonus plan.

     Remember, strategy is execution, and our collective excellence in execution is the key to a successful 2003 and beyond.

Sincerely,

                                                                      EXHIBIT 12
                             RADIOSHACK CORPORATION
         STATEMENTS OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
         AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS



                                                    Year Ended December 31,
                                       ------------------------------------------------
(In millions, except ratios)             2003      2002      2001      2000      1999
----------------------------           ------------------------------------------------

Ratio of Earnings to Fixed Charges:

Income from continuing operations      $ 298.5   $ 263.4   $ 166.7   $ 368.0   $ 297.9
Plus: Provision for income taxes         174.3     161.5     124.8     225.6     182.6
                                       --------  --------  --------  --------  --------
Income before income taxes               472.8     424.9     291.5     593.6     480.5
                                       --------  --------  --------  --------  --------

Fixed charges:

Interest expense and amortization
  of debt discount                        34.7      42.3      49.8      53.0      36.4
Amortization of debt issuance costs        1.0       1.1       1.0       0.9       0.8
Capitalized interest                       2.4       --        --        --        --
Appropriate portion (33 1/3%) of
  rentals                                 83.3      81.6      76.8      71.7      68.5
                                       --------  --------  --------  --------  --------
  Total fixed charges                    121.4     125.0     127.6     125.6     105.7
                                       --------  --------  --------  --------  --------


Earnings before income taxes and fixed
  charges, excluding capitalized
  interest                             $ 591.8   $ 549.9   $ 419.1   $ 719.2   $ 586.2
                                       ========  ========  ========  ========  ========

Ratio of earnings to fixed charges        4.87      4.40      3.28      5.73      5.55
                                       ========  ========  ========  ========  ========

Ratio of Earnings to Fixed Charges and
Preferred Dividends:

Total fixed charges, as above          $ 121.4   $ 125.0   $ 127.6   $ 125.6   $ 105.7
Preferred dividends                        --        4.5       4.9       5.3       5.5
                                       --------  --------  --------  --------  --------
Total fixed charges and preferred
  Dividends                            $ 121.4   $ 129.5   $ 132.5   $ 130.9   $ 111.2
                                       ========  ========  ========  ========  ========

Earnings before income taxes and fixed
  charges, excluding capitalized
  interest                             $ 591.8   $ 549.9   $ 419.1   $ 719.2   $ 586.2
                                       ========  ========  ========  ========  ========

Ratio of earnings to fixed charges and
  preferred dividends                     4.87      4.25      3.16      5.49      5.27
                                       ========  ========  ========  ========  ========

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-54276, 333-60803,
333-75766 and 333-96583) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437, 333-47893, 333-48331, 333-49369, 333-63659,
333-63661, 333-81405, 333-84057, 333-74894, 333-101792,  333-102141, 333-102142,
and 333-110961) of RadioShack Corporation of our report dated March 10, 2004 relating to the consolidated financial statements, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Fort Worth, Texas
March 12, 2004

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


Date:  March 12, 2004                  By  /s/    Leonard H. Roberts
                                           -------------------------------------
                                                  Leonard H. Roberts
                                                  Chief Executive Officer

                                                                   Exhibit 31(b)

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

        4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 12, 2004                  /s/     Michael D. Newman
                                       -----------------------------------------
                                               Michael D. Newman
                                               Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Annual Report of RadioShack Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and Michael D. Newman, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
March 12, 2004


/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
March 12, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.