Form 10-Q
period 2004-03-31
RADIOSHACK CORP
filed 2004-05-07
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 19, 2004 was 160,834,561.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
(In millions, except per share amounts)                      2004       2003
---------------------------------------                    --------   --------
Net sales and operating revenues                           $1,092.6   $1,070.3
Cost of products sold                                         539.6      542.9
                                                           --------   --------
Gross profit                                                  553.0      527.4
                                                           --------   --------

Operating expenses:
 Selling, general and administrative                          412.9      407.8
 Depreciation and amortization                                 24.1       22.6
                                                           --------   --------
Total operating expenses                                      437.0      430.4
                                                           --------   --------

Operating income                                              116.0       97.0

Interest income                                                 1.5        1.5
Interest expense                                               (7.4)      (9.6)
Other income                                                   --          2.4
                                                           --------   --------

Income before income taxes                                    110.1       91.3
Provision for income taxes                                     41.8       34.7
                                                           --------   --------

Net income                                                 $   68.3   $   56.6
                                                           ========   ========

Net income per share:

 Basic                                                     $   0.42   $   0.33
                                                           ========   ========

 Diluted                                                   $   0.41   $   0.33
                                                           ========   ========

Weighted average shares used in computing earnings per share:

 Basic                                                        163.0      171.4
                                                           ========   ========

 Diluted                                                      165.1      171.8
                                                           ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


                         RADIOSHACK CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets (Unaudited)
                                                     March 31,  December 31,   March 31,
(In millions, except for share amounts)                2004         2003         2003
---------------------------------------             ----------  ------------  ----------
Assets
Current assets:
 Cash and cash equivalents                           $  577.0     $  634.7     $  456.7
 Accounts and notes receivable, net                     142.1        182.4        164.6
 Inventories, net                                       769.9        766.5        844.3
 Other current assets                                    87.7         83.0         84.2
                                                    ----------  ------------  ----------
  Total current assets                                1,576.7      1,666.6      1,549.8

Property, plant and equipment, net                      528.5        513.1        419.3
Other assets, net                                        71.4         64.2         98.1
                                                    ----------  ------------  ----------
Total assets                                         $2,176.6     $2,243.9     $2,067.2
                                                    ==========  ============  ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                     $  119.1     $   77.4     $   16.0
 Accounts payable                                       271.4        300.2        216.6
 Accrued expenses                                       259.2        343.0        277.0
 Income taxes payable                                   128.8        137.5        155.5
                                                    ----------  ------------  ----------
  Total current liabilities                             778.5        858.1        665.1

Long-term debt, excluding current maturities            515.3        541.3        590.7
Other non-current liabilities                            75.0         75.2         78.4
                                                    ----------  ------------  ----------

  Total liabilities                                   1,368.8      1,474.6      1,334.2
                                                    ----------  ------------  ----------

Commitments and contingent liabilities (see Note 8)

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized:
   Series A junior participating, 300,000 shares
    designated and none issued                           --           --           --
   Common stock, $1 par value, 650,000,000 shares
    authorized; 191,033,000, 191,033,000,
    236,033,000 shares issued, respectively             191.0        191.0        236.0
   Additional paid-in capital                            80.5         75.2         68.4
   Retained earnings                                  1,278.9      1,210.6      2,059.1
   Treasury stock, at cost; 29,116,000, 28,481,000
    and 66,883,000 shares, respectively                (742.3)      (707.2)    (1,630.0)
   Accumulated other comprehensive loss                  (0.3)        (0.3)        (0.5)
                                                    ----------  ------------  ----------
   Total stockholders' equity                           807.8        769.3        733.0
                                                    ----------  ------------  ----------
Total liabilities and stockholders' equity           $2,176.6     $2,243.9     $2,067.2
                                                    ==========  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
(In millions)                                                     2004        2003
-------------                                                   --------    --------
Cash flows from operating activities:
Net income                                                      $  68.3     $  56.6
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                    24.1        22.6
  Provision for uncollectible accounts                              0.3        (0.1)
  Other items                                                       5.8         3.3
 Changes in operating assets and liabilities:
  Receivables                                                      40.5        41.6
  Inventories                                                      (3.4)      126.9
  Other current assets                                             (5.1)       (1.1)
  Accounts payable, accrued expenses and income taxes payable    (114.2)     (146.5)
                                                                --------    --------
Net cash provided by operating activities                          16.3       103.3
                                                                --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment                      (41.3)      (21.4)
  Proceeds from sale of property, plant and equipment               0.2         0.1
  Other investing activities                                       (3.5)       (0.1)
                                                                --------    --------
Net cash used in investing activities                             (44.6)      (21.4)
                                                                --------    --------

Cash flows from financing activities:
  Purchases of treasury stock                                     (81.1)      (62.5)
  Sale of treasury stock to employee benefit plans                 11.1        10.5
  Proceeds from exercise of stock options                          30.9         0.3
  Changes in short-term borrowings, net                             9.8        --
  Repayments of long-term borrowings                               (0.1)      (20.0)
                                                                --------    --------
Net cash used in financing activities                             (29.4)      (71.7)
                                                                --------    --------

Net (decrease) increase in cash and cash equivalents              (57.7)       10.2
Cash and cash equivalents, beginning of period                    634.7       446.5
                                                                --------    --------
Cash and cash equivalents, end of period                        $ 577.0     $ 456.7
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
We prepared the accompanying unaudited consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2004 and 2003, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - STOCK-BASED COMPENSATION
We account for our stock-based employee compensation plans under the intrinsic value method. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the average of the high and low stock prices on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and net income per share as if we had accounted for our stock-based employee compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                   Three Months Ended March 31,
                                                                  ----------------------------
(In millions, except per share amounts)                               2004            2003
---------------------------------------                           ------------    ------------
Net income, as reported                                             $  68.3         $  56.6
  Stock-based employee compensation expense included in reported
   net income, net of related tax effects                               3.1             2.6
  Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax
   effects                                                           (10.3)          (12.7)
                                                                  ------------    ------------
Pro forma net income                                                $  61.1         $  46.5
                                                                  ============    ============

Net income per share:
  Basic - as reported                                               $  0.42         $  0.33
  Basic - pro forma                                                 $  0.37         $  0.27
  Diluted - as reported                                             $  0.41         $  0.33
  Diluted - pro forma                                               $  0.37         $  0.27


NOTE 3 - EARNINGS PER SHARE
Basic earnings per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted earnings per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations.

                                                   Three Months Ended                       Three Months Ended
                                                     March 31, 2004                           March 31, 2003
                                         ---------------------------------------  ---------------------------------------
                                           Income        Shares       Per Share     Income        Shares       Per Share
(In millions, except per share amounts)  (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)     Amount
---------------------------------------  -----------  -------------  -----------  -----------  -------------  -----------
Basic EPS
Net income                                 $  68.3        163.0        $ 0.42       $ 56.6         171.4        $ 0.33
                                                                     ===========                              ===========

Effect of dilutive securities:
Plus: Assumed exercise of stock options                     2.1                                      0.4
                                         -----------  -------------               -----------  -------------

Diluted EPS
Net income plus assumed conversions        $  68.3        165.1        $ 0.41       $ 56.6         171.8        $ 0.33
                                         ===========  =============  ===========  ===========  =============  ===========

Options to purchase 11.7 million and 24.0 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the period reported.

NOTE 4 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2004 and 2003, was $68.3 million and $56.6 million, respectively. Excluding net income, there were no other components of comprehensive income.

NOTE 5 - BUSINESS RESTRUCTURINGS
At March 31, 2004, the balance in the restructuring reserve relating to the closure of various McDuff, Computer City and Incredible Universe retail stores in 1996 and 1997 was $7.2 million. This reserve represents the expected costs to be paid in connection with the remaining real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases. During the three months ended March 31, 2004, costs of $9.8 million were charged against this reserve, principally relating to the settlement of one location in Miami, Florida.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN
46R), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46 does not apply to our dealer/franchise outlets, and we did not make any adjustments to our consolidated financial statements as a result of the adoption of this interpretation.

NOTE 7 - LITIGATION
We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at March 31, 2004.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $178 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ("MD&A")

RadioShack is primarily a retailer of consumer electronics and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, specially-trained sales staff and relationships with reputable vendors. We believe this strategy will provide us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce the costs of products sold and selling, general and administrative expense. Furthermore, we believe that, by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

This section of our Quarterly Report on Form 10-Q discusses certain factors that may affect our future results (including economic and industry-wide factors), the results of our operations, our liquidity and financial condition, and our risk management practices.

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

General Business Factors
o Changes in national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, level of the equity markets, consumer credit availability, interest rates, consumers' disposable income and spending levels, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our service-driven operating strategies;
o any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China's currency against the U.S. dollar;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o the disruption of international, national or regional transportation systems;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate access to longer term capital or short-term credit availability;
o the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us; and
o the occurrence of severe weather events or natural disasters which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday season.

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

o the inability to collect the level of anticipated residual income, subscriber acquisition fees, and rebates for products and third-party services offered by us;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, licensing opportunities, new markets, non-store sales channels, and innovative products;
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market; and
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including both consolidation and the effects of number portability.

OVERVIEW OF QUARTERLY FINANCIAL PERFORMANCE

Management reviews a number of key indicators to evaluate our financial performance, including:
     o   net sales and operating revenues,
     o   gross margin,
     o   selling, general and administrative ("SG&A") expense, and
     o   operating margin.

RadioShack's net sales and operating revenues increased 2.1%, and our gross margin improved to 50.6%, for the quarter ended March 31, 2004. Our SG&A expense decreased to 37.8% of net sales, contributing to the increase in our operating margin to 10.6%.

In managing our business, management uses various metrics for company-operated stores, including average tickets per store and average sales per ticket. See the table below for a summary of these statistics for the periods indicated.

                                      Three Months Ended March 31,
                                    -------------------------------
                                      2004       2003       2002
                                    ---------  ---------  ---------
Average tickets per store per day      68         74         72
Average sales per ticket             $31.30     $28.31      26.74

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RadioShack Retail Outlets

The table below shows RadioShack's retail locations broken down between company-operated stores and dealer/franchise outlets. While the dealer outlets represent approximately 27% of the RadioShack locations, our sales to dealer/franchisees are less than 10% of our net sales and operating revenues.

                                   March 31,   December 31,  September 30,   June 30,      March 31,
                                     2004          2003          2003          2003          2003
                                 ------------  ------------  ------------  ------------  ------------
Company-operated stores              5,095         5,121         5,132         5,142         5,146
Dealer/franchise outlets             1,884         1,921         1,935         1,956         1,988
                                 ------------  ------------  ------------  ------------  ------------
Total number of retail locations     6,979         7,042         7,067         7,098         7,134
                                 ============  ============  ============  ============  ============

In addition to our company-operated stores and dealer/franchise outlets, our existing sales channels include our www.radioshack.com Web site and catalog operations, as well as our sophisticated outbound and inbound telephone call centers.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                 Three Months Ended March 31,
                                 ----------------------------
(In millions)                        2004            2003
                                 ------------    ------------
Company-operated store sales      $ 1,032.7       $ 1,006.3
Dealer/franchise and other sales       59.9            64.0
                                 ------------    ------------
Net sales and operating revenues  $ 1,092.6       $ 1,070.3
                                 ============    ============

Net Sales and Operating Revenues

Sales increased 2.1% to $1,092.6 million for the three months ended March 31, 2004, from $1,070.3 million in the corresponding prior year period. We had a 3% increase in comparable company store sales. These increases were primarily the result of a 28% increase in wireless department sales, partially offset by a decline in sales within the home entertainment department, as well as the personal electronics, toys and music department. The overall sales increase was also a result of an increase in average store volume, despite a net decrease since the first quarter of 2003 of 51 company stores. We expect a sales gain for 2004 as discussed in further detail below.

Dealer/franchise and other sales were down $4.1 million for the three months ended March 31, 2004, when compared to the corresponding prior year period. This decrease was primarily the result of the sale of RadioShack Installation Services ("RSIS") in September 2003. Sales to our dealer/franchise outlets remain substantially less than 10% of our total sales. Other sales include retail support operation sales, which are generated primarily from outside sales by our repair centers and domestic and overseas manufacturing. We expect the dealer/franchise and other sales performance to be lower than the sales performance of the Company for 2004.

Sales in the wireless communication department, which consists of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 28% for the quarter, when compared to the first quarter of last year. This sales increase was due primarily to higher sales per handset, as well as an increase in the number of handsets sold over the prior year. In addition, wireless accessories sales increased over the prior year. We believe our plans featuring new technologies, sales promotions, and carrier compensation models will result in wireless sales increases for 2004.

Sales in the wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased approximately 11% for the quarter, when compared to the first quarter last year. The decrease in this department was the result of a decline in sales of wire-line telephones and accessories. We anticipate that sales in this department will be down for 2004, compared to 2003, as customers continue to migrate to more advanced wireless and internet technologies.

Sales in the radio communication department decreased approximately 10% for the quarter, when compared to the first quarter of last year. The decrease in this department was primarily the result of a decrease in sales of Family Radio Service ("FRS") and other two-way radios. We believe sales in this department will be down for 2004, compared to 2003.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased approximately 24% for the quarter, when compared to the first quarter of last year. This decrease was primarily attributable to a decline in sales of DirecTV satellite dishes and their related installation services, home audio, and home entertainment accessories. We anticipate that sales in the home entertainment department will be down for 2004, compared to 2003.

Sales in the computer department, which includes desktop, laptop, handheld computers and related accessories, in addition to digital cameras and home networking products, decreased less than 1% for the quarter, when compared to the first quarter of last year. This decrease was primarily the result of a decrease in sales of desktop CPUs, monitors and laptop computers. This decrease was substantially offset by increased sales of digital cameras, camcorders and related accessories, as well as home networking products and computer accessories. We expect that sales in the computer department will increase in 2004, compared to 2003.

Sales for the power and technical department decreased approximately 3% for the quarter, when compared to the first quarter of last year. This decrease was primarily due to decreased sales in the technical product category. In addition, sales of general purpose batteries were lower as a result of lower sales of end-products requiring batteries. We anticipate that sales will increase in this department in 2004, compared to 2003.

Sales in the personal electronics, toys and music department decreased approximately 17% for the quarter, when compared to the first quarter of last year. The decrease in this department was due primarily to decreased sales of toys, which were heavily discounted in the first quarter of 2003, and sales of radios, which were positively impacted by increases in national security threats and the conflict in Iraq during the first quarter of 2003. Sales were partially offset by wellness products sold under our LifeWise(tm) brand. We believe sales in this department will be approximately the same for 2004, compared to 2003.

Gross Profit

For the three months ended March 31, 2004, gross profit dollars increased $25.6 million and gross margin improved 1.3 percentage points to 50.6% from 49.3% in the corresponding 2003 period. These increases over the prior period were primarily due to items described in the following paragraphs.

We continue to experience a benefit from our supply chain vendor and strategic pricing initiatives; these benefits have been realized since the beginning in 2003. In connection with these initiatives, we utilized online reverse auctions, realized more favorable terms from vendors, improved the impact of markdowns, priced our products more effectively, and utilized other techniques and incentives to optimize gross profit.

We also improved our merchandise mix within departments by increasing the sales mix for many of our higher margin products, while managing the mix down for many lower margin products.

We anticipate that our gross margin rate during 2004 will continue to be above our 2003 gross margin rate, due primarily to the continued enhancement of our sales mix towards higher margin products such as computer accessories, batteries, wellness and digital products. Also, the impact of additional supply chain management initiatives, particularly in vendor relations and end-of-life inventory management, should provide a positive impact.

Selling, General and Administrative Expense

Our selling, general and administrative ("SG&A") expense increased 1.3% or $5.1 million for the three months ended March 31, 2004, when compared to the first quarter of 2003. However SG&A expense as a percentage of net sales and operating revenues decreased to 37.8% for the quarter ended March 31, 2004, when compared to 38.1% for the same prior year period, due to higher overall sales in the current year quarter. The dollar increase was primarily due to an increase in property taxes and state unemployment tax rates. Advertising expense also increased in both dollars and as a percentage of net sales and operating revenues, as spending levels were not lowered, even though we did not receive the same level of vendor contributions in the first quarter of 2004, when compared to the corresponding prior year period. Insurance expense decreased in both dollars and as a percentage of net sales and operating revenues as a result of fewer health related claims. The Company has managed SG&A expense growth by, among other items, improving productivity, reducing employee headcount, lowering our absorption of increased health insurance costs, and consolidating and outsourcing certain functions and operations. Management will continue to review additional opportunities to reduce SG&A expense in the future. In 2004, we expect SG&A expense to increase slightly in dollars, but decrease slightly as a percentage of net sales and operating revenues, due to increased sales volume and a continued focus on leveraging our fixed expense base.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2004, was $5.9 million versus $8.1 million for the first three months in 2003.

Interest expense decreased $2.2 million for the quarter ended March 31, 2004. The decrease in interest expense was primarily due to the favorable impact of our interest rate swaps, as well as the capitalization of interest expense related to the construction of our new corporate campus.

Interest income remained flat for the three months ended March 31, 2004, compared to the prior year period, as market interest rates have remained low.

Interest expense, net of interest income, is expected to decrease slightly in 2004, when compared to 2003. We anticipate that interest expense will increase beginning in 2005, when compared to 2004, primarily due to the elimination of capitalized interest as a result of the scheduled completion of our new corporate headquarters.

Other Income

During the quarter ended March 31, 2004, we did not receive a payment under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"). However, we did receive and record $2.4 million in the corresponding prior year period. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. We cannot give any assurances as to the amount, or frequency of payment that may be received each quarter.

Provision for Income Taxes

Provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the first quarters of both 2004 and 2003 was approximately 38.0%.

Recently-Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN
46R), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46 does not apply to our dealer/franchise outlets, and we did not make any adjustments to our consolidated financial statements as a result of the adoption of this interpretation.

FINANCIAL CONDITION

Cash flow provided by operating activities approximated $16.3 million for the quarter ended March 31, 2004, compared to $103.3 million in the prior year first quarter.

At March 31, 2004, changes in accounts receivable provided $40.5 million in cash since December 31, 2003, compared to $41.6 million in cash provided for the quarter ended March 31, 2003. Cash provided by accounts receivable for the first quarter of 2004 was due primarily to reductions in both vendor and service provider receivables, as well as trade receivables, as a result of improved collection efforts.

An increase in inventory used $3.4 million in cash for the quarter ended March 31, 2004, compared to $126.9 million in cash provided by inventory conversion for the quarter ended March 31, 2003. A lower inventory position at December 31, 2003, when compared to target levels, prompted the inventory increase in 2004.

In addition, during the first quarter of 2004, $70.3 million more in cash was provided by accounts payable due to enhanced vendor terms. This increase in cash provided was partially offset by $38.6 million less in cash used in accrued expenses as a result of higher accrued bonuses at year end 2003.

We had $577.0 million in cash and cash equivalents at March 31, 2004, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million dollar commercial paper program, which is supported by a bank credit facility and could be utilized in the event the commercial paper market is unavailable to us. However, we currently do not expect that the commercial paper market would be unavailable to us, thus causing us to utilize the credit facility. As of March 31, 2004, we had no commercial paper outstanding and had not utilized our credit facility. In June 2004, $300.0 million of our bank credit facility will expire. We currently plan to renew this facility with substantially similar terms as either a single or multi-year facility, depending on market conditions.

Cash used in investing activities for the quarter ended March 31, 2004, was $44.6 million, compared to $21.4 million in the previous year. Investing activities for the quarter ended March 31, 2004, included capital expenditures totaling $41.3 million compared to $21.4 million in 2003, primarily for our new corporate campus and information systems upgrades. We anticipate that our capital expenditure requirements for 2004 will be approximately $285.0 million. The $95.0 million increase over 2003 primarily relates to our new corporate headquarters. Store remodels and relocations and updated information systems account for almost half of the balance of our anticipated 2004 capital expenditures, which we plan to finance through cash from operations and, if needed, existing cash and cash equivalents.

Cash used in financing activities for the quarter ended March 31, 2004, was $29.4 million, compared to a $71.7 million cash usage in the previous year. We repurchased $81.1 million shares of our common stock during the quarter ended March 31, 2004, compared to $62.5 million during the same period of 2003, under our employee and board approved repurchase programs. These repurchases were partially funded by $42.0 million and $10.8 million received, respectively, from the sale of treasury stock to stock plans and from stock option exercises during the same corresponding periods. Additionally, changes in short-term borrowings provided $9.8 million more in cash, while we used $19.9 million less cash for the repayment of our long-term borrowings in the three months ended March 31, 2004, when compared to the corresponding prior year period.

At March 31, 2004, total capitalization was $1,442.2 million, which consisted of $634.4 million of debt and $807.8 million of stockholders' equity, resulting in a total debt to capitalization ratio of 44.0%. The debt to capitalization ratio was 44.6% at December 31, 2003, and 45.3% at March 31, 2003. These ratio decreases were primarily the result of an increase in stockholders' equity of $36.3 million and $74.8 million for the periods ended December 31, 2003, and March 31, 2003, respectively. Long-term debt as a percentage of capitalization was 35.7% at March 31, 2004, 39.0% at December 31, 2003, and 44.1% at March 31,
2003. The ratio decreases since March 31, 2003, and December 31, 2003, were both due to the repayment of long term debt and an increase in stockholders' equity.

We intend to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. On February 20, 2003, our Board of Directors authorized a new repurchase program for 15.0 million shares, which was in addition to our then existing 25.0 million share repurchase program that was completed during the second quarter of 2003. We anticipate that we will repurchase, under our authorized repurchase program, between $200.0 million and $250.0 million of our common stock during 2004. The funding required for this share repurchase program will come from cash generated from net sales and operating revenues and cash and cash equivalents. In addition to the program described above, we will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $25.0 million for the three months ended March 31, 2004, compared to $81.9 million provided by the corresponding period in 2003. This change in free cash flow primarily resulted from a cash usage within our working capital components in 2004, compared to cash provided from working capital in the corresponding prior year period. Inventory, the largest component of working capital, began 2004 lower than the prior year and its increase resulted in a cash usage of $3.4 million, when compared to $126.9 million in cash provided by inventory in the corresponding prior year period. Additionally, free cash flow was impacted by an increase in capital expenditures, when compared to the corresponding prior year period. We expect free cash flow to be approximately $70.0 million in 2004. The decrease in free cash flow, when compared to our 2003 year-end amount, is based primarily on the timing of capital expenditures for our new corporate headquarters, the majority of which we originally thought would have been included in our 2003 capital expenditures. The major portions of our new corporate campus expenditures are now part of our 2004 capital expenditures. After 2004, we anticipate a return to a more historical annual free cash flow level of approximately $200.0 million to $250.0 million.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which was $16.3 million and $103.3 million for the three months ended March 31, 2004 and 2003, respectively. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

                                             Three Months Ended March 31,  Year Ended December 31,
                                             ----------------------------  -----------------------
(In millions)                                    2004           2003                2003
-------------                                -------------  -------------       -------------
Net cash provided by operating activities       $ 16.3         $103.3              $651.9
Less:
 Additions to property, plant and equipment       41.3           21.4               189.6
 Dividends paid                                   --             --                  40.8
                                             -------------  -------------       -------------
Free cash flow                                  $(25.0)        $ 81.9              $421.5
                                             =============  =============       =============

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At March 31, 2004, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt, due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our current cash flows or consolidated financial statements.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at March 31, 2004.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incident to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the year of settlement, it is our opinion that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC's rules) of RadioShack common stock for the periods indicated.

                                                        PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

                                                                                 Total Number           Maximum
                                                                                  of Shares            Number of
                                                                                 Purchased as          Shares that
                                                                                   Part of             May Yet Be
                                                                                  Publicly             Purchased
                                        Total Number            Average           Announced            Under the
                                         of Shares            Price Paid           Plans or             Plans or
                                        Purchased (1)          per Share         Programs (2)          Programs (2)
                                      -----------------     --------------     ----------------     ----------------
January 1 - 31, 2004                       700,000              $ 31.61             650,000             9,371,400
February 1 - 29, 2004                      705,000              $ 33.78             630,000             8,741,400
March 1 - 31, 2004                         805,000              $ 33.13             730,000             8,011,400
                                      -----------------     --------------     ----------------
  Total                                  2,210,000              $ 32.86           2,010,000
                                      =================     ==============     ================

(1) The total number of shares purchased includes all repurchases made during the periods indicated. In January, February and March, 2004, 50,000, 75,000 and 75,000 shares, respectively, were repurchased through other than a publicly announced plan or program in open-market transactions. These repurchases were used to satisfy our obligations under our employee benefit programs.

(2) These publicly announced plans or programs consist of RadioShack's 15 million share repurchase program. This program was announced on February 20, 2003, and has no expiration date. During the period covered by the table, no publicly announced plan or program expired or was terminated, and no determination was made by the Company to suspend or cancel purchases under our program.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits Required by Item 601 of Regulation S-K.

             A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits
        `    on page 16, which immediately precede such exhibits.

         b)  Reports on Form 8-K.

             We furnished a Form 8-K with the SEC on January 14, 2004, in which we revised our earnings per share guidance for the quarter ended December 31, 2003.

             We furnished a Form 8-K with the SEC on February 19, 2004, in which we disclosed an earnings release reporting our results of operations for both the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RadioShack Corporation
                                            (Registrant)



Date:  May 7, 2004           By  /s/      David P. Johnson
                                 ------------------------------------
                                          David P. Johnson
                                 Senior Vice President and Controller
                                        (Authorized Officer)



Date:  May 7, 2004               /s/     Michael D. Newman
                                 -------------------------------------
                                         Michael D. Newman
                                     Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)

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

3b RadioShack Corporation Bylaws, amended and restated as of October 17, 2003 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on November 12, 2003 for the fiscal quarter ended September 30, 2003).

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*               Section 1350 Certifications.**

____________________________

*        Filed with this report
**       These Certifications shall not be deemed "filed" for purposes of
Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

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


Date:  May 7, 2004               By   /s/       Leonard H. Roberts
                                      ------------------------------------
                                                Leonard H. Roberts
                                             Chief Executive Officer

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


Date:  May 7, 2004               By   /s/      Michael D. Newman
                                      ------------------------------------
                                               Michael D. Newman
                                            Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and Michael D. Newman, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
May 7, 2004



/s/ Michael D. Newman

Michael D. Newman
Chief Financial Officer
May 7, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.