Form 10-Q
period 2004-06-30
RADIOSHACK CORP
filed 2004-08-05
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 23, 2004 was 159,656,719.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                     ------------------  ------------------
(In millions, except per share amounts)                2004      2003      2004      2003
---------------------------------------              --------  --------  --------  --------
Net sales and operating revenues                     $1,053.8  $1,025.0  $2,146.4  $2,095.3
Cost of products sold                                   514.2     503.8   1,053.8   1,046.7
                                                     --------  --------  --------  --------
Gross profit                                            539.6     521.2   1,092.6   1,048.6
                                                     --------  --------  --------  --------

Operating expenses:
 Selling, general and administrative                    402.2     406.6     815.1     814.4
 Depreciation and amortization                           24.8      22.9      48.9      45.5
                                                     --------  --------  --------  --------
Total operating expenses                                427.0     429.5     864.0     859.9
                                                     --------  --------  --------  --------

Operating income                                        112.6      91.7     228.6     188.7

Interest income                                           2.7       8.0       4.2       9.5
Interest expense                                         (7.1)     (9.8)    (14.5)    (19.4)
Other income                                              2.0       0.7       2.0       3.1
                                                     --------  --------  --------  --------

Income before income taxes                              110.2      90.6     220.3     181.9
Provision for income taxes                               41.9      33.1      83.7      67.8
                                                     --------  --------  --------  --------
Net income                                           $   68.3  $   57.5  $  136.6  $  114.1
                                                     ========  ========  ========  ========

Net income per share:

 Basic                                               $   0.42  $   0.34  $   0.84  $   0.67
                                                     ========  ========  ========  ========

 Diluted                                             $   0.42  $   0.34  $   0.83  $   0.67
                                                     ========  ========  ========  ========

Weighted average shares used in computing earnings per share:

 Basic                                                  161.7     168.9     162.3     170.1
                                                     ========  ========  ========  ========

 Diluted                                                163.2     169.8     164.2     170.8
                                                     ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                                     June 30,   December 31,   June 30,
(In millions, except for share amounts)                2004        2003          2003
--------------------------------------             -----------  -----------  -----------
Assets
Current assets:
 Cash and cash equivalents                         $     439.7  $     634.7  $     524.3
 Accounts and notes receivable, net                      161.7        182.4        137.5
 Inventories, net                                        856.0        766.5        811.1
 Other current assets                                     90.5         83.0         88.0
                                                   -----------  -----------  -----------
  Total current assets                                 1,547.9      1,666.6      1,560.9

Property, plant and equipment, net                       563.5        513.1        422.0
Other assets, net                                         61.1         64.2         98.4
                                                   -----------  -----------  -----------
Total assets                                       $   2,172.5  $   2,243.9  $   2,081.3
                                                   ===========  ===========  ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of
  long-term debt                                   $     110.5  $      77.4  $       --
 Accounts payable                                        288.8        300.2        284.1
 Accrued expenses                                        267.1        343.0        253.6
 Income taxes payable                                     95.9        137.5        140.8
                                                   -----------  -----------  -----------
  Total current liabilities                              762.3        858.1        678.5

Long-term debt, excluding current maturities             502.6        541.3        590.5
Other non-current liabilities                             79.2         75.2         80.3
                                                   -----------  -----------  -----------

  Total liabilities                                    1,344.1      1,474.6      1,349.3
                                                   -----------  -----------  -----------

Commitments and contingent liabilities (see Note 9)

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares
  authorized:
   Series A junior participating, 300,000
   shares designated and none issued                       --           --           --
 Common stock, $1 par value, 650,000,000 shares
  authorized; 191,033,000, 191,033,000, 236,033,000
  shares issued, respectively                            191.0        191.0        236.0
 Additional paid-in capital                               80.2         75.2         67.8
 Retained earnings                                     1,347.2      1,210.6      2,116.6
 Treasury stock, at cost; 30,556,000, 28,481,000
  and 69,249,000 shares, respectively                   (789.6)      (707.2)    (1,687.8)
 Accumulated other comprehensive loss                     (0.4)        (0.3)        (0.6)
                                                   -----------  -----------  -----------
  Total stockholders' equity                             828.4        769.3        732.0
                                                   -----------  -----------  -----------
Total liabilities and stockholders' equity         $   2,172.5  $   2,243.9  $   2,081.3
                                                   ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                          --------------------
(In millions)                                                               2004        2003
-------------                                                             --------    --------
Cash flows from operating activities:
Net income                                                                $  136.6    $  114.1
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                              48.9        45.5
   Provision for credit losses and bad debt                                    0.3         --
   Other items                                                                 8.8         9.4
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                              20.7        68.7
   Inventories                                                               (89.5)      160.1
   Other current assets                                                       (8.3)       (7.9)
   Accounts payable, accrued expenses and income taxes payable              (119.2)     (121.3)
                                                                          --------    --------
Net cash (used in) provided by operating activities                           (1.7)      268.6
                                                                          --------    --------

Cash flows from investing activities:
 Additions to property, plant and equipment                                 (103.2)      (47.7)
 Proceeds from sale of property, plant and equipment                           2.2         0.1
 Other investing activities                                                   (3.9)       (0.2)
                                                                          --------    --------
Net cash used in investing activities                                       (104.9)      (47.8)
                                                                          --------    --------

Cash flows from financing activities:
 Purchases of treasury stock                                                (146.8)     (127.1)
 Sale of treasury stock to employee benefit plans                             19.4        18.8
 Proceeds from exercise of stock options                                      37.6         1.3
 Changes in short-term borrowings, net                                         1.5       (16.0)
 Repayments of long-term borrowings                                           (0.1)      (20.0)
                                                                          --------    --------
Net cash used in financing activities                                        (88.4)     (143.0)
                                                                          --------    --------

Net (decrease) increase in cash and cash equivalents                        (195.0)       77.8
Cash and cash equivalents, beginning of period                               634.7       446.5
                                                                          --------    --------
Cash and cash equivalents, end of period                                  $  439.7    $  524.3
                                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement are included. However, our operating results for the six months ended June 30, 2004 and 2003, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                         ---------------------------  ---------------------------
(In millions, except per share amounts)                      2004           2003          2004           2003
---------------------------------------                  ------------   ------------  ------------   ------------
Net income, as reported                                     $ 68.3         $ 57.5        $136.6         $114.1
  Stock-based employee compensation expense
   included in reported net income, net of related tax
   effects                                                     3.0            3.2           6.1            5.8
  Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                 (8.4)         (12.9)        (18.7)         (25.6)
                                                         ------------   ------------  ------------   -------------
Pro forma net income                                        $ 62.9         $ 47.8        $124.0         $ 94.3
                                                         ============   ============  ============   =============

Net income per share:
  Basic - as reported                                       $ 0.42         $ 0.34        $ 0.84         $ 0.67
  Basic - pro forma                                         $ 0.39         $ 0.28        $ 0.76         $ 0.55
  Diluted - as reported                                     $ 0.42         $ 0.34        $ 0.83         $ 0.67
  Diluted - pro forma                                       $ 0.39         $ 0.28        $ 0.76         $ 0.55

NOTE 3 - BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted earnings per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following tables reconcile the numerator and denominator used in the basic and diluted earnings per share calculations for the periods presented.

                                                     Three Months Ended                     Three Months Ended
                                                        June 30, 2004                          June 30, 2003
                                           -------------------------------------  -------------------------------------
                                             Income       Shares      Per Share     Income       Shares      Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
---------------------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Basic EPS
Net income                                   $ 68.3        161.7       $ 0.42       $ 57.5        168.9       $ 0.34
                                                                     ===========                            ===========

Effect of dilutive securities:
Plus: Assumed exercise of stock options                      1.5                                    0.9
                                           -----------  -----------               -----------  -----------

Diluted EPS
Net income plus assumed conversions          $ 68.3        163.2       $ 0.42       $ 57.5        169.8       $ 0.34
                                           ===========  ===========  ===========  ===========  ===========  ===========


                                                      Six Months Ended                       Six Months Ended
                                                       June 30, 2004                          June 30, 2003
                                           -------------------------------------  -------------------------------------
                                             Income       Shares      Per Share     Income       Shares      Per Share
(In millions, except per share amounts)    (Numerator) (Denominator)    Amount    (Numerator) (Denominator)    Amount
---------------------------------------    -----------  -----------  -----------  -----------  -----------  -----------
Basic EPS
Net income                                   $136.6       162.3        $ 0.84       $114.1        170.1       $ 0.67
                                                                     ===========                            ===========

Effect of dilutive securities:
Plus: Assumed conversion of stock options                    1.9                                    0.7
                                           -----------  -----------               -----------  -----------

Diluted EPS
Net income plus assumed conversions          $136.6       164.2        $ 0.83       $114.1        170.8       $ 0.67
                                           =========== ============  ===========  ===========  ===========  ===========

Options to purchase 11.6 million and 11.2 million shares of common stock for the quarter and six month periods ended June 30, 2004, respectively, as compared to options to purchase 19.6 million and 19.8 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported.

NOTE 4 - REVOLVING CREDIT FACILITY
In the second quarter of 2004, we replaced our existing $300.0 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing $300.0 million five-year credit facility which expires in June 2007, will support commercial paper borrowings and is otherwise available for general corporate purposes.

NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2004 and 2003, was $68.2 million and $57.4 million, respectively, and comprehensive income for the six months ended June 30, 2004 and 2003, was $136.5 million and $114.0 million, respectively. Aside from net income, the only other component of comprehensive income during 2004 was the foreign currency translation adjustments; the only other component of comprehensive income during 2003 was the accretion of the gain on the 2001 interest rate swap transactions included in net income, as reported.

NOTE 6 - BUSINESS RESTRUCTURINGS
At June 30, 2004, the balance in the restructuring reserve related to the closure of various McDuff, Computer City and Incredible Universe retail stores in 1996 and 1997 was $6.9 million. This reserve represents the expected costs to be paid in connection with the remaining real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases. During the six months ended June 30, 2004, costs of $10.1 million were charged against this reserve, principally relating to the settlement of one location in Miami, Florida.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN
46R), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46 does not apply to our dealer/franchise outlets, and we did not make any adjustments to our consolidated financial statements as a result of the adoption of this interpretation.

NOTE 8 - LITIGATION
We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois on October 31, 2002, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at June 30, 2004.

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

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $170 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

NOTE 10 - RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the "Plan"). Only employees participating in the former plan as of April 29, 2004, may participate in the Plan. New employees will not be eligible to participate in the Plan. Participants contribute from 1% to 7% of their annual compensation, based on the amount of their election in the employee stock purchase plan as of April 29, 2004. Participants may decrease, but not increase, the amount of their election. Participants may annually elect to receive their contributions either in the form of cash or our common stock. We match 40%, 60% or 80% of each participant's contribution, depending on the participant's length of continuous participation in the employee stock purchase plan as of April 29, 2004. This matching contribution is in the form of either cash or our common stock, based on the participant's election to receive his or her contribution in cash or common stock, as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

RadioShack is primarily a retailer of consumer electronics goods and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, specially-trained sales staff and relationships with reputable vendors. We believe this strategy will provide us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce our costs of products sold and selling, general and administrative expense. Furthermore, we believe that, by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

This section of our report discusses certain factors that may affect our future results (including economic and industry-wide factors), the results of our operations, our liquidity and financial condition, and our risk management practices.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ include, but are not necessarily limited to, the following factors.

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

RadioShack Specific Factors

o The inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees, and rebates for products and third-party services offered by us;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products;
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market;
o the failure to maintain or increase the level of sales in our non-wireless business categories; and
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation.

OVERVIEW OF QUARTERLY FINANCIAL PERFORMANCE

Management reviews a number of key indicators to evaluate our financial performance, including:
     o  net sales and operating revenues,
     o  gross margin,
     o  selling, general and administrative ("SG&A") expense, and
     o  operating margin.

RadioShack's net sales and operating revenues increased 2.8%, and our gross margin improved to 51.2%, for the quarter ended June 30, 2004. Our SG&A expense decreased to 38.2% of net sales, contributing to the increase in our operating margin to 10.7%.

In managing our business, management uses various metrics for company-operated stores, including average tickets per store and average sales per ticket. See the table below for a summary of these statistics for the periods indicated.

                                      Three Months Ended June 30,
                                   ----------------------------------
                                     2004        2003         2002
                                   ---------   ---------    ---------
Average tickets per store per day     62          66           66
Average sales per ticket            $32.95      $29.79       $28.62

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RadioShack Retail Outlets

The  table  below  shows   RadioShack's   retail  locations   separated  between
company-operated  stores and dealer/franchise  outlets. While the dealer outlets represent  approximately 27% of the total number of retail locations,  our sales to dealer/franchisees are less than 10% of our net sales and operating revenues.

                                    June 30,      March 31,   December 31,  September 30,   June 30,
                                     2004          2004          2003          2003          2003
                                   ---------     ---------     ---------     ---------     ---------
Company-operated                     5,081         5,095         5,121         5,132         5,142
Dealer/franchise outlets             1,849         1,884         1,921         1,935         1,956
                                   ---------     ---------     ---------     ---------     ---------
Total number of retail locations     6,930         6,979         7,042         7,067         7,098
                                   =========     =========     =========     =========     =========

In addition to our company-operated stores and dealer/franchise outlets, our existing sales channels include our www.radioshack.com Web site and catalog operations, as well as our outbound and inbound telephone call centers.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                   Three Months Ended June 30,     Six Months Ended June 30,
                                   --------------------------     --------------------------
(In millions)                           2004        2003               2004        2003
-------------                         --------    --------           --------    --------
Company-operated store sales          $  990.4    $  963.1           $2,023.1    $1,969.4
Dealer/franchise and other sales          63.4        61.9              123.3       125.9
                                      --------    --------           --------    --------
Net sales and operating revenues      $1,053.8    $1,025.0           $2,146.4    $2,095.3
                                      ========    ========           ========    ========

Net Sales and Operating Revenues

Sales increased 2.8% to $1,053.8 million for the quarter ended June 30, 2004, compared to $1,025.0 million in the corresponding prior year period. For the six months ended June 30, 2004, our overall sales increased 2.4% to $2,146.4 million, compared to $2,095.3 million for the same period in 2003. Comparable store sales increased 3.1% for the quarter and 2.9% for the six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These increases were primarily the result of increases in wireless department sales and, to a lesser extent, increased sales in our computer department, as described below. These sales increases were partially offset by decreased sales in our remaining departments. We expect a sales gain for 2004 as discussed in further detail below.

Sales in the wireless communication department, which consists of wireless handsets (including related services), accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 16% and 21% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These sales increases were due primarily to higher sales per handset, as well as an increase in the number of handsets sold over the prior year. In addition, wireless accessories sales increased over the prior year. We believe our plans featuring new technologies, sales promotions, and carrier compensation models will result in a wireless sales increase greater than 8% for 2004.

Sales in the wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased approximately 10% and 11% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were the result of a decline in sales of wire-line telephones and accessories. We anticipate that sales in this department will be lower for 2004, compared to 2003, as customers continue to migrate to more advanced wireless and internet technologies.

Sales in the radio communication department decreased approximately 12% and 11% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily the result of a decrease in sales of Family Radio Service ("FRS") and other two-way radios. We believe sales in this department will be lower for 2004, compared to 2003.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including DTH hardware and installation, decreased approximately 15% and 20% for the quarter and six months ended June
30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily attributable to the elimination of sales of DirecTV satellite dishes and their related installation services. Additionally, lower sales from home audio and home entertainment accessories contributed to the sales decreases. We anticipate that sales in the home entertainment department will be lower for 2004, compared to 2003.

Sales in the computer department, which includes desktop, laptop, handheld computers and related accessories, in addition to digital cameras and home networking products, increased 14% and 7% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These increases were due primarily to increased sales of digital imaging, home networking and computer accessory products. These increases were partially offset by a decrease in sales of desktop CPUs, monitors and laptop computers. We expect that sales in the computer department will increase in 2004, compared to 2003.

Sales for the power and technical department decreased approximately 2% and 3% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily due to decreased sales in the technical product category. In addition, sales of radio-controlled toy specialty batteries were lower as a result of lower sales of end-products requiring them. We anticipate that sales will increase in this department in 2004, compared to 2003.

Sales in the personal electronics, toys and music department decreased approximately 12% and 15% for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were broadly due to a lack of consumer response to our assortment plan and poor product transitions. The sales decreases in 2004 were partially offset by wellness products sold under our LifeWise(TM) brand. We believe sales growth over the prior year in this department will be less than three percent.

Gross Profit

For the quarter ended June 30, 2004, gross profit dollars increased $18.4 million and gross margin improved 0.4 percentage points to 51.2% from 50.8% in the corresponding 2003 period. For the six months ended June 30, 2004, gross profit dollars increased $44.0 million and gross margin improved 0.9 percentage points to 50.9% from 50.0% in the corresponding 2003 period.

We continue to experience a benefit from our supply chain vendor and strategic pricing initiatives. In connection with these initiatives, we have consolidated vendors, utilized online reverse auctions, realized more favorable terms from vendors, improved the impact of markdowns, priced our products more effectively, and utilized other techniques and incentives to optimize gross profit.

We anticipate that our gross margin rate during 2004 will continue to be above our 2003 gross margin rate, due primarily to the impact of additional supply chain management initiatives, particularly in vendor relations and end-of-life inventory management.

Selling, General and Administrative Expense

Our selling, general and administrative ("SG&A") expense decreased 1.1% or $4.4 million for the quarter, but increased 0.1% or $0.7 million for the six months ended June 30, 2004, when compared to the corresponding prior year periods. This represents 1.5 and 0.9 percentage point decreases to 38.2% and 38.0% of net sales and operating revenues for the quarter and six months ended June 30, 2004, respectively, when compared to the corresponding prior year periods. These percentage decreases were primarily due to higher overall sales in the current periods. The second quarter dollar decrease was primarily due to better expense management. The dollar increase for the six months was primarily due to an increase in property taxes and state unemployment tax rates. Advertising expense increased in dollars, but remained the same as a percentage of net sales and operating revenues for both the quarter and six months ended June 30, 2004, as spending levels were not lowered. Insurance expense decreased in both dollars and as a percentage of net sales and operating revenues as a result of fewer health-related claims. We have managed SG&A expense growth by, among other items, improving productivity, reducing employee headcount, lowering our absorption of increased health insurance costs, and consolidating and outsourcing certain functions and operations. Management will continue to review additional opportunities to reduce SG&A expense in the future. Compared to 2003, we expect our 2004 SG&A expense to increase 1.5% to 2.5% in dollars, but to decrease slightly as a percentage of net sales and operating revenues due to increased sales volume.

Net Interest Expense

Interest expense, net of interest income, for the quarter and six months ended June 30, 2004, was $4.4 million and $10.3 million, respectively, versus $1.8 million and $9.9 million for the comparable prior year periods.

Interest expense decreased $2.7 million and $4.9 million for the quarter and six months ended June 30, 2004, respectively. The decrease in interest expense was primarily due to the favorable impact of our interest rate swaps, reduced debt levels, and the capitalization of interest expense related to the construction of our new corporate campus.

Interest income decreased $5.3 million for both the quarter and six months ended June 30, 2004, compared to the prior year periods. This decrease was the result of $6.2 million received in the second quarter of 2003, compared to $1.4 million received in the second quarter of 2004, both from tax settlements.

Interest expense, net of interest income, is expected to be flat in 2004, when compared to 2003. We anticipate that interest expense will increase in 2005, when compared to 2004, primarily due to the elimination of capitalized interest as a result of the scheduled completion of our new corporate headquarters.

Other Income

During the quarter and six months ended June 30, 2004, we received payments and recorded income of $2.0 million under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), compared to $0.7 million and $3.1 million, respectively, received and recorded in the corresponding prior year periods. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. We cannot give any assurances as to the amount or frequency of payment, if any, that may be received each quarter.

Provision for Income Taxes

The provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the quarter and six months ended June 30, 2004, was approximately 38.0%. The effective tax rate for the quarter and six months ended June 30, 2003, was 36.5% and 37.3%, respectively. The lower effective tax rate for both the quarter and six months ended June 30, 2003, was the result of an IRS settlement in 2003 related to prior years' tax matters.

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

FINANCIAL CONDITION

Cash Flow - Operating Activities

Cash used in operating activities was $1.7 million for the six month period ended June 30, 2004, compared to $268.6 million provided by operating activities in the prior year comparable period.

At June 30, 2004, changes in accounts receivable provided $20.7 million in cash since December 31, 2003, compared to $68.7 million in cash provided for the six months ended June 30, 2003. Cash provided by accounts receivable was down for the six month period ended June 30, 2004, due to reductions in both dealer/franchise receivables and trade receivables resulting from lower sales in those areas and, to a lesser extent, improved collection efforts.

An increase in inventory since December 2003 used $89.5 million in cash for the six months ended June 30, 2004, compared to $160.1 million in cash provided by an inventory reduction for the six months ended June 30, 2003. A lower inventory position at December 31, 2003, when compared to target levels, prompted the inventory increase in the first half of 2004.

In addition, during the first half of 2004, $25.1 million less in cash was used in accounts payable, while $7.1 million and $15.9 million more were used in accrued expenses and taxes payable, respectively.

Cash Flow - Investing Activities

Cash used in investing activities for the six months ended June 30, 2004, was $104.9 million, compared to $47.8 million in the previous year. Investing activities for the six months ended June 30, 2004, included capital expenditures totaling $103.2 million, compared to $47.7 million in 2003, primarily for the construction of our new corporate campus and, to a lesser extent, store and information systems upgrades. We anticipate that our capital expenditure requirements for 2004 will be approximately $285.0 million, compared to $190.0 million for 2003. This $95.0 million increase over 2003 primarily relates to the construction of our new corporate headquarters. Store remodels and relocations and updated information systems account for almost half of the balance of our anticipated 2004 capital expenditures, which we plan to finance through cash from operations and, if needed, existing cash and cash equivalents.

Cash Flow - Financing Activities

Cash used in financing activities for the six months ended June 30, 2004, was $88.4 million, compared to $143.0 million in the previous year. We repurchased $146.8 million of common stock during the six months ended June 30, 2004, compared to $127.1 million during the same period of 2003, under our employee programs and our board approved repurchase programs. These repurchases were partially funded by $57.0 million and $20.1 million received, respectively, from the sale of treasury stock to employee benefit plans and from stock option exercises during the corresponding prior year periods.

We intend to execute share repurchases from time to time, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. We anticipate that we will repurchase, under our authorized repurchase program, between $200.0 million and $250.0 million of our common stock during 2004. The funding required for this share repurchase program will come from cash generated from net sales and operating revenues and cash and cash equivalents. In addition to the program described above, we will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

Other Financial Condition Information

We had $439.7 million in cash and cash equivalents at June 30, 2004, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million dollar commercial paper program, which is supported by bank credit facilities and could be utilized in the event the commercial paper market is unavailable to us. However, we currently do not expect that the commercial paper market would be unavailable to us, thus causing us to utilize the credit facilities. As of June 30, 2004, we had no commercial paper outstanding and had not utilized our credit facilities.

In the second quarter of 2004, we replaced our existing $300.0 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing $300.0 million five-year credit facility which expires in June 2007, will support commercial paper borrowings and is otherwise available for general corporate purposes.

At June 30, 2004, total capitalization was $1,441.5 million, which consisted of $613.1 million of debt and $828.4 million of stockholders' equity, resulting in a total debt to capitalization ratio of 42.5%. The debt to capitalization ratio was 44.6% at December 31, 2003, and 44.7% at June 30, 2003. These ratio decreases were primarily the result of an increase in stockholders' equity of $59.1 million and $96.4 million since December 31, 2003, and June 30, 2003, respectively. Long-term debt as a percentage of capitalization was 34.9% at June 30, 2004, 39.0% at December 31, 2003, and 44.7% at June 30, 2003. The ratio decreases since June 30, 2003, and December 31, 2003, were both due to the repayment of long term debt and an increase in stockholders' equity.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $104.9 million for the six months ended June 30, 2004, compared to $220.9 million provided by the corresponding period in 2003. This change in free cash flow primarily resulted from a cash usage within our working capital components in 2004, compared to cash provided from working capital in the corresponding prior year period. Inventory, the largest component of working capital, began fiscal year 2004 lower than the prior year, when compared to management's desired inventory levels, and its increase resulted in a cash usage of $89.5 million, when compared to $160.1 million in cash provided by inventory in the corresponding prior year period. Additionally, free cash flow was impacted by an increase in capital expenditures, when compared to the corresponding prior year period. We expect free cash flow to be approximately $70.0 million for 2004. After 2004, we anticipate a return to a more historical annual free cash flow level of approximately $200.0 million to $250.0 million.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which was a usage of $1.7 million for the six months ended June 30, 2004, compared to $268.6 million provided during the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

                                              Six Months Ended June 30,    Year Ended December 31,
                                              ------------------------     ----------------------
(In millions)                                    2004          2003                 2003
-------------                                 ----------    ----------           ----------
Net cash (used in) provided by operating
 activities                                    $  (1.7)      $ 268.6              $ 651.9
Less:
 Additions to property, plant and equipment      103.2          47.7                189.6
 Dividends paid                                    --            --                  40.8
                                              ----------    ----------           ----------
Free cash flow                                 $(104.9)      $ 220.9              $ 421.5
                                              ==========    ==========           ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At June 30, 2004, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

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

ITEM 4.  CONTROLS AND PROCEDURES.

     a) We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our CEO and Acting CFO have concluded that these disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois on October 31, 2002, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at June 30, 2004.

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

                  PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
                                                       Total Number       Maximum
                                                        of Shares        Number of
                                                       Purchased as     Shares that
                                                          Part of        May Yet Be
                                                         Publicly        Purchased
                     Total Number        Average        Announced         Under the
                      of Shares        Price Paid        Plans or         Plans or
                     Purchased (1)      per Share      Programs (2)     Programs (2)
                    --------------   --------------   --------------   --------------
April 1 - 30, 2004      850,000         $ 32.23           850,000         7,161,400
May 1 - 31, 2004        725,000         $ 29.57           725,000         6,436,400
June 1 - 30, 2004       500,000         $ 29.76           350,000         6,086,400
                    --------------   --------------   -------------
 Total                2,075,000         $ 30.71         1,925,000
                    ==============   ==============   =============

(1)The total number of shares purchased includes all repurchases made during the periods indicated. In June 2004, 150,000 shares were repurchased through other than a publicly announced plan or program in open-market transactions. These repurchases were used to satisfy our obligations under our employee benefit plans.

(2)These publicly announced plans or programs consist of RadioShack's 15 million share repurchase program. This program was announced on February 20, 2003, and has no expiration date. During the period covered by the table, no publicly announced plan or program expired or was terminated, and no determination was made by the Company to suspend or cancel purchases under our program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   We held our Annual Meeting of Stockholders on May 20, 2004.

b) (1) At the meeting, stockholders elected thirteen directors to serve for the ensuing year. Out of the 162,190,570 eligible votes, 140,118,380 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

                                               VOTES                VOTES
         NAME OF DIRECTOR                       FOR                WITHHELD
         --------------------------      -----------------    -----------------

         Frank J. Belatti                   127,357,000          12,761,380
         Ronald E. Elmquist                 130,507,325           9,611,055
         Robert S. Falcone                  132,003,197           8,115,183
         Daniel R. Feehan                   127,012,361          13,106,019
         Richard J. Hernandez               130,570,215           9,548,165
         Lawrence V. Jackson                 76,330,529          63,787,851
         Robert J. Kamerschen               130,065,027          10,053,353
         H. Eugene Lockhart                 132,119,662           7,998,718
         Jack L. Messman                    129,584,083          10,534,297
         William G. Morton, Jr.             132,181,673           7,936,707
         Thomas G. Plaskett                 132,879,840           7,238,540
         Leonard H. Roberts                 133,404,569           6,713,811
         Edwina D. Woodbury                 131,554,973           8,563,407


     (2) The stockholders also voted to approve the adoption of the RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors:

                                                                BROKER
             FOR            AGAINST           ABSTAIN          NON-VOTES
             ---            -------           -------          ---------
         101,435,059       21,168,644        2,231,831        15,282,846

     (3) Additionally, the stockholders voted to approve the adoption of the RadioShack Corporation 2004 Annual and Long-Term Incentive Compensation
         Plan:

                                                                BROKER
             FOR            AGAINST           ABSTAIN          NON-VOTES
             ---            -------           -------          ---------
         122,404,671       15,587,283        2,126,426             0


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits Required by Item 601 of Regulation S-K.

         A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 18, which immediately precedes such exhibits.

         b) Reports on Form 8-K.

         We furnished a Form 8-K to the SEC on April 20, 2004, in which we disclosed an earnings release reporting our results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RadioShack Corporation
                                               (Registrant)



Date:  August 6, 2004             By  /s/     David P. Johnson
                                      -------------------------------
                                              David P. Johnson
                                  Senior Vice President, Acting Chief Financial
                                         Officer and Controller
                                  (Principal Financial and Accounting Officer)



Date:  August 6, 2004                /s/      Martin O. Moad
                                     --------------------------------
                                              Martin O. Moad
                                       Vice President and Treasurer
                                           (Authorized Officer)

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

10(a)* Five Year Credit Agreement dated as of June 16, 2004 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Co-Syndication Agent, Initial Issuing Bank and Lender, Keybank National Association and Suntrust Bank, as Co-Syndication Agents and Lenders, Citigroup Global Markets Inc. and Bank of America Securities, LLC as Joint Lead Arrangers and Bookrunners.

10(b) RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Appendix B to RadioShack's Proxy Statement filed on April 8, 2004 for the 2004 Annual Meeting of Stockholders and incorporated herein by reference).

10(c) RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004 for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference).

10(d)*       RadioShack Investment Plan.

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Acting Chief Financial Officer of RadioShack Corporation.

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

                                                                   EXHIBIT 10(a)
                           FIVE YEAR CREDIT AGREEMENT

                            Dated as of June 16, 2004


             RADIOSHACK CORPORATION, a Delaware corporation (the "Borrower"), the banks, financial institutions and other institutional lenders (the "Initial Lenders")and issuers of letters of credit (the "Initial Issuing Banks") listed on the signature pages hereof, BANK OF AMERICA, N.A., as administrative agent, WACHOVIA BANK, NATIONAL ASSOCIATION, KEYBANK NATIONAL ASSOCIATION and SUNTRUST BANK, as co-syndication agents, CITIGROUP GLOBAL MARKETS INC. and BANC OF AMERICA SECURITIES LLC, as joint lead arrangers and bookrunners, and CITIBANK, N.A. ("Citibank"), as administrative agent and as paying agent (the "Agent") for the Lenders (as hereinafter defined), agree as follows:

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

             "Applicable Margin" means (a) for Base Rate Advances, 0% per annum and (b) for Eurodollar Rate Advances, as of any date, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

             --------------------------  --------------------------
                    Rating Level           Applicable Margin for
                                          Eurodollar Rate Advances
             --------------------------  --------------------------
             Level 1
             A/A2/A or above                       0.195%
             --------------------------  --------------------------
             Level 2
             A-/A3/A-                              0.300%
             --------------------------  --------------------------
             Level 3
             BBB+/Baa1/BBB+                        0.500%
             --------------------------  --------------------------
             Level 4
             BBB/Baa2/BBB                          0.600%
             --------------------------  --------------------------
             Level 5
             Lower than Level 4                    0.800%
             --------------------------  --------------------------

             "Applicable Percentage" means, as of any date a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

             --------------------------  --------------------------
                    Rating Level                 Applicable
                                                 Percentage
             --------------------------  --------------------------
             Level 1
             A/A2/A or above                       0.080%
             --------------------------  --------------------------
             Level 2
             A-/A3/A-                              0.100%
             --------------------------  --------------------------
             Level 3
             BBB+/Baa1/BBB+                        0.125%
             --------------------------  --------------------------
             Level 4
             BBB/Baa2/BBB                          0.150%
             --------------------------  --------------------------
             Level 5
             Lower than Level 4                    0.200%
             --------------------------  --------------------------

             "Applicable Utilization Fee" means, as of any date that the sum of the aggregate Advances plus the Available Amount of all Letters of Credit exceeds 50% of the aggregate Revolving Credit Commitments, a percentage per annum determined by reference to the Borrower's Rating Level in effect on such date as set forth below:

             --------------------------  --------------------------
                    Rating Level                 Applicable
                                               Utilization Fee
             --------------------------  --------------------------
             Level 1
             A/A2/A or above                       0.050%
             --------------------------  --------------------------
             Level 2
             A-/A3/A-                              0.100%
             --------------------------  --------------------------
             Level 3
             BBB+/Baa1/BBB+                        0.125%
             --------------------------  --------------------------
             Level 4
             BBB/Baa2/BBB                          0.125%
             --------------------------  --------------------------
             Level 5
             Lower than Level 4                    0.250%
             --------------------------  --------------------------

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

             "ERISA Event" means (a) (i) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, with respect to any Plan unless the 30-day notice requirement with respect to such event has been waived by the PBGC, or (ii) the requirements of subsection (1)of
        Section 4043(b) of ERISA (without regard to subsection (2) of such Section) are met with respect to a contributing sponsor, as defined in
        Section 4001(a)(13) of ERISA, of a Plan, and an event described in paragraph (9), (10), (11), (12) or (13) of Section 4043(c) of ERISA is reasonably expected to occur with respect to such Plan within the following 30 days; (b) the application for a minimum funding waiver with respect to a Plan; (c) the provision by the administrator of any Plan of a notice of intent to terminate such Plan pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (d) the cessation of operations at a facility of the Borrower or any ERISA Affiliate in the circumstances described in Section 4062(e) of ERISA; (e) the withdrawal by the Borrower or any ERISA Affiliate from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (f) the conditions for the imposition of a lien under Section 302(f) of ERISA shall have been met with respect to any Plan; (g) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to
        Section 307 of ERISA; or (h) the institution by the PBGC of proceedings to terminate a Plan pursuant to Section 4042 of ERISA, or the occurrence of any event or condition described in Section 4042 of ERISA that constitutes grounds for the termination of, or the appointment of a trustee to administer, a Plan.

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

             "Information Memorandum" means the information memorandum dated May 13, 2004 used by the Agent in connection with the syndication of the Commitments.

             "Interest Period" means, for each Eurodollar Rate Advance comprising part of the same Revolving Credit Borrowing and each LIBO Rate Advance comprising part of the same Competitive Bid Borrowing, the period commencing on the date of such Eurodollar Rate Advance or LIBO Rate Advance or the date of the Conversion of any Base Rate Advance into such Eurodollar Rate Advance and ending on the last day of the period selected by the Borrower pursuant to the provisions below and, thereafter, with respect to Eurodollar Rate Advances, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three or six months, and subject to clause (c) of this definition, nine or twelve months, as the Borrower may, upon notice received by the Agent not later than 12:00 noon (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, that:

                (a) the Borrower may not select any Interest Period that ends after the Termination Date;

                (b) Interest Periods commencing on the same date for Eurodollar
             Rate Advances comprising part of the same Revolving Credit Borrowing or for LIBO Rate Advances comprising part of the same Competitive Bid Borrowing shall be of the same duration;

                (c) in the case of any such Revolving Credit Borrowing, the
             Borrower shall not be entitled to select an Interest Period having duration of nine or twelve months unless, by 2:00 P.M. (New York City time) on the third Business Day prior to the first day of such Interest Period, each Lender notifies the Agent that such Lender will be providing funding for such Revolving Credit Borrowing with such Interest Period (the failure of any Lender to so respond by such time being deemed for all purposes of this Agreement as an objection by such Lender to the requested duration of such Interest Period); provided that, if any or all of the Lenders object to the requested duration of such Interest Period, the duration of the Interest Period for such Revolving Credit Borrowing shall be one, two, three or six months, as specified by the Borrower in the applicable Notice of Revolving Credit Borrowing as the desired alternative to an Interest Period of nine or twelve months;

                (d) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, however, that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

                (e) whenever the first day of any Interest Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

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

             "Marketable Securities" means any of the following, to the extent owned by the Borrower or any of its Subsidiaries free and clear of all Liens and having a maturity of not greater than 360 days from the date of acquisition thereof: (a) readily marketable direct obligations of the Government of the United States or any agency or instrumentality thereof or obligations unconditionally guaranteed by the full faith and credit of the Government of the United States, (b) certificates of deposit of or time deposits with any commercial bank that is a Lender or a member of the Federal Reserve System, issues (or the parent of which issues) commercial paper rated as described in clause (c), is organized or licensed under the laws of the United States or any State thereof and has combined capital and surplus of at least $1 billion, (c) commercial paper in an aggregate amount of no more than $10,000,000 per issuer outstanding at any time, issued by any corporation organized under the laws of any State of the United States and rated at least "Prime-1" (or the then equivalent grade) by Moody's, "A-1" (or the then equivalent grade) by S&P or F-1 (or the then equivalent grade) by Fitch, (d) money market mutual funds with a minimum of $500,000,000 net asset value rated at least Aaa by Moody's, AAA by S&P or AAA by Fitch, (e) readily marketable direct obligations of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Student Loan Marketing Association, which have an implied backing of the Government of the United States, or (f) asset backed obligations or certificates of interest in such asset backed obligations, rated at least Aaa by Moody's, AAA by S&P or AAA by Fitch, issued by states, counties and municipalities, with a maturity not to exceed 180 days and with not more than $15,000,000 in any one issuer.

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

             "Public Debt Rating" means, as of any date, the rating that has been most recently announced by either S&P, Moody's or Fitch, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Borrower or, if any such rating agency shall have issued more than one such rating, the lowest such rating issued by such rating agency. For purposes of the foregoing, (a) if only one of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the available rating; (b) if none of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee will be set in accordance with Level 5 under the definition of "Applicable Margin", "Applicable Percentage" or "Applicable Utilization Fee", as the case may be; (c) if only two of S&P, Moody's or Fitch shall have in effect a Public Debt Rating, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be determined by reference to the higher rating unless such ratings differ by two or more levels, in which case the applicable level will be deemed to be one level below the higher of such levels, (d) if the ratings established by S&P, Moody's and Fitch shall fall within different levels, and two of the three are within the same level, the Applicable Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of those two such agencies and if the ratings of no two agencies fall within the same level, the rating of the agency that is neither the highest nor the lowest shall apply and the Applicable, Margin, the Applicable Percentage and the Applicable Utilization Fee shall be based upon the rating of that agency; (e) if any rating established by S&P, Moody's or Fitch shall be changed, such change shall be effective as of the date on which such change is first announced publicly by the rating agency making such change; and (f) if S&P, Moody's or Fitch shall change the basis on which ratings are established, each reference to the Public Debt Rating announced by S&P, Moody's or Fitch, as the case may be, shall refer to the then equivalent rating by S&P, Moody's or Fitch, as the case may be.

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

        Level 2 The Public Debt Rating is A-, A3 or A- by two of S&P, Moody's and Fitch, respectively;

        Level 3 The Public Debt Rating is BBB+, Baa1 or BBB+ by two of S&P,
                Moody's and Fitch, respectively;

        Level 4 The Public Debt Rating is BBB, Baa2 or BBB by two of S&P,
                Moody's and Fitch, respectively;

        Level 5 The Public Debt Rating is lower than Level 4.

             "Reference Banks" means Citibank, Bank of America, N.A. and Wachovia Bank, National Association.

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

             "Termination Date" means the earlier of (a) June 16, 2009, subject to the extension thereof pursuant to Section 2.19 and (b) the date of termination in whole of the Commitments pursuant to Section
        2.06 or 6.01; provided, however, that the Termination Date of any Lender that is a Non-Consenting Lender to any requested extension pursuant to Section 2.19 shall be the Termination Date in effect immediately prior to the applicable Extension Date for all purposes of this Agreement.

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

             SECTION 2.04. Issuance of and Drawings and Reimbursement Under Letters of Credit(a) Request for Issuance. (i) Each Letter of Credit shall be issued upon notice, given not later than 12:00 noon (New York City time) on the third Business Day prior to the date of the proposed issuance of such Letter of Credit, by the Borrower to any Issuing Bank, and such Issuing Bank shall give the Agent, prompt notice thereof by telex, telecopier, telephone or cable. Each such notice of issuance of a Letter of Credit (a "Notice of Issuance") shall be by telex, telecopier, telephone or cable, confirmed immediately in writing, specifying therein the requested (A) date of such issuance (which shall be a Business Day), (B) Available Amount of such Letter of Credit, (C) expiration date of such Letter of Credit, (D) name and address of the beneficiary of such Letter of Credit and (E) form of such Letter of Credit, and shall be accompanied by such application and agreement for letter of credit as such Issuing Bank may reasonably specify to the Borrower for use in connection with such requested Letter of Credit (a "Letter of Credit Agreement"). If the requested form of such Letter of Credit is acceptable to such Issuing Bank in its sole discretion, such Issuing Bank will, upon fulfillment of the applicable conditions set forth in
Article III, make such Letter of Credit available to the Borrower at its office referred to in Section 8.02 or as otherwise agreed with the Borrower in connection with such issuance. In the event and to the extent that the provisions of any Letter of Credit Agreement shall conflict with this Agreement, the provisions of this Agreement shall govern.

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

             SECTION 2.05. Fees. (a) Facility Fee. The Borrower agrees to pay to the Agent for the account of each Lender a facility fee on the aggregate amount of such Lender's Revolving Credit Commitment from the date hereof in the case of each Initial Lender and from the effective date specified in the Assumption Agreement or in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date at a rate per annum equal to the Applicable Percentage in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December, commencing June 30, 2004, and on the Termination Date.

             (b) Letter of Credit Fees (i) The Borrower shall pay to the Agent for the account of each Lender a commission on such Lender's Pro Rata Share of the average daily aggregate Available Amount of all Letters of Credit outstanding from time to time at a rate per annum equal to the Applicable Margin for Eurocurrency Rate Advances in effect from time to time plus the Applicable Utilization Fee, if any, payable in arrears quarterly on the last day of each March, June, September and December, commencing June 30, 2004, and on the Termination Date.

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

             (c)    If less than all of the Lenders consent to any such
request pursuant to subsection (a) of this Section 2.19, the Agent shall promptly so notify the Consenting Lenders, and each Consenting Lender may, in its sole discretion, give written notice to the Agent not later than 10 days prior to the Extension Date of the amount of the Non-Consenting Lenders' Revolving Credit Commitments for which it is willing to accept an assignment. If the Consenting Lenders notify the Agent that they are willing to accept assignments of Commitments in an aggregate amount that exceeds the amount of the Revolving Credit Commitments of the Non-Consenting Lenders, such Revolving Credit Commitments shall be allocated among the Consenting Lenders willing to accept such assignments in such amounts as are agreed between the Borrower and the Agent. If after giving effect to the assignments of Revolving Credit Commitments described above there remains any Revolving Credit Commitments of Non-Consenting Lenders, the Borrower may arrange for one or more Consenting Lenders or other Eligible Assignees (an "Assuming Lender") to assume, effective as of the Extension Date, any Non-Consenting Lender's Revolving Credit Commitment and all of the obligations of such Non-Consenting Lender under this Agreement thereafter arising, without recourse to or warranty by, or expense to, such Non-Consenting Lender; provided, however, that the amount of the Revolving Credit Commitment of any such Assuming Lender as a result of such substitution shall in no event be less than $10,000,000 unless the amount of the Commitment of such Non-Consenting Lender is less than $1,000,000,10,000,000, in which case such Assuming Lender shall assume all of such lesser amount; and provided further that:

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

             (a) There shall have occurred no Material Adverse Change since December 31, 2003.

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

                    (v) A favorable opinion of Shearman & Sterling LLP, counsel for the Agent, in form and substance satisfactory to the Agent.

                    (i) The termination of the commitments of the lenders and the payment in full of all Debt outstanding under (i) the $300,000,000 Revolving364-Day Credit Agreement (Facility A) dated as of June 25, 1998 among the Borrower, the lenders parties thereto19, 2002, amended and NationsBank, N.A, as administrative agent, and (ii) $300,000,000 Revolving Credit Agreement (Facility B) datedrestated as of June 25,18, 19982003, among the Borrower, the lenders parties thereto and NationsBankCitibank, N.A, as administrative agent. By execution of this Agreement, each of the Lenders that is a lender under athe credit agreement referred to in clause (i) or (ii) above hereby waives any requirement set forth in such credit agreement of prior notice relating to the termination of their commitments thereunder.

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

             (e) The Consolidated balance sheet of the Borrower and its Subsidiaries as at December 31, 2003, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the fiscal year then ended, accompanied by an opinion of PricewaterhouseCoopers LLP, independent public accountants, and the Consolidated balance sheet of the Borrower and its Subsidiaries as at March 31, 2004, and the related Consolidated statements of income and cash flows of the Borrower and its Subsidiaries for the three months then ended, duly certified by the chief financial officer of the Borrower, copies of which have been furnished to each Lender, fairly present, subject, in the case of said balance sheet as at March 31, 2004, and said statements of income and cash flows for the three months then ended, to year-end audit adjustments, the Consolidated financial condition of the Borrower and its Subsidiaries as at such dates and the Consolidated results of the operations of the Borrower and its Subsidiaries for the periods ended on such dates, all in accordance with generally accepted accounting principles consistently applied.

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

             (j) Since December 31, 2003, there has been no Material Adverse Change.


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

             (e) Investments in Other Persons. Make or hold, or permit any of its Subsidiaries to make or hold, any Investment in any Person other than:

                    (i) Investments by the Borrower and its Subsidiaries in their Subsidiaries outstanding on the date hereof and additional Investments in directly or indirectly wholly-owned Subsidiaries;

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

             SECTION 6.02. Actions in Respect of the Letters of Credit upon Default. If any Event of Default shall have occurred and be continuing, the Agent may with the consent, or shall at the request, of the Required Lenders, irrespective of whether it is taking any of the actions described in Section
6.01 or otherwise, make demand upon the Borrower to, and forthwith upon such demand the Borrower will, (a) pay to the Agent on behalf of the Lender PartiesLenders in same day funds at the Agent's office designated in such demand, for deposit in the L/C Cash Collateral Account, an amount equal to the aggregate Available Amount of all Letters of Credit then outstanding or (b) make such other arrangements in respect of the outstanding Letters of Credit as shall be acceptable to the Required Lenders. If at any time the Agent determines that any funds held in the L/C Cash Collateral Account are subject to any right or claim of any Person other than the Agent and the Lender PartiesLenders or that the total amount of such funds is less than the aggregate Available Amount of all Letters of Credit, the Borrower will, forthwith upon demand by the Agent, pay to the Agent, as additional funds to be deposited and held in the L/C Cash Collateral Account, an amount equal to the excess of (a) such aggregate Available Amount over (b) the total amount of funds, if any, then held in the L/C Cash Collateral Account that the Agent determines to be free and clear of any such right and claim. Upon the drawing of any Letter of Credit, to the extent funds are on deposit in the L/C Cash Collateral Account, such funds shall be applied to reimburse the Issuing Banks to the extent permitted by applicable law.

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

             SECTION 7.07. Other Agents. Each Lender hereby acknowledges that neither any syndication agent nor any other Lender designated as any "Agent" on the signaturecover pagespage hereof has any liability hereunder other than in its capacity as a Lender.

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

             SECTION 8.13. Patriot Act. Each Lender hereby notifies the
Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act"), it is required to obtain, verify and record information that identifies each borrower, guarantor or grantor (the "Loan Parties"), which information includes the name and address of each Loan Party and other information that will allow such Lender to identify such Loan Party in accordance with the Act.

             SECTION 8.14. Waiver of Jury Trial. Each of the Borrower, the
Agent and the Lenders hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement or the Notes or the actions of the Agent or any Lender in the negotiation, administration, performance or enforcement thereof.

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

                                            By __________________________
                                                Title:

$50,000,000                                 WACHOVIA BANK, NATIONAL ASSOCIATION

                                            By __________________________
                                                Title:

$100,000,000      Total of the Letter of Credit Commitments

                                 Initial Lenders
Commitment

$42,000,000                                 CITIBANK, N.A.

                                            By __________________________
                                                Title:

$42,000,000                                 BANK OF AMERICA, N.A.

                                            By __________________________
                                                Title:

$27,500,000                                 KEYBANK NATIONAL ASSOCIATION

                                            By __________________________
                                                Title:

$27,500,000                                 WACHOVIA BANK, NATIONAL ASSOCIATION

                                            By __________________________
                                                Title:

$27,500,000                                 SUNTRUST BANK

                                            By __________________________
                                                Title:

$18,000,000                                 WELLS FARGO BANK, N.A.

                                            By __________________________
                                                Title:

$18,000,000                                 THE ROYAL BANK OF CANADA

                                            By __________________________
                                                Title:

$15,000,000                                 U.S. BANK, NATIONAL ASSOCIATION

                                            By __________________________
                                                Title:

$15,000,000                                 COMERICA BANK

                                            By __________________________
                                                Title:

$15,000,000                                 CALYON NEW YORK BRANCH

                                            By __________________________
                                                Title:

                                            By __________________________
                                                Title:

$12,500,000                                 FIFTH THIRD BANK

                                            By __________________________
                                                Title:

$12,500,000                                 NATIONAL CITY BANK

                                            By __________________________
                                                Title:

$10,000,000                                 THE BANK OF NEW YORK

                                            By __________________________
                                                Title:

$10,000,000                                 BANK OF TEXAS, N.A.

                                            By __________________________
                                                Title:

$7,500,000                                  HIBERNIA NATIONAL BANK

                                            By __________________________
                                                Title:

$300,000,000      Total of the Commitments


                                                                                                          SCHEDULE I
                                                                                              RADIOSHACK CORPORATION
                                                                                          FIVE YEAR CREDIT AGREEMENT
                                                                                          APPLICABLE LENDING OFFICES
---------------------------------------- --------------------------------------- -----------------------------------
        Name of Initial Lender                  Domestic Lending Office               Eurodollar Lending Office
---------------------------------------- --------------------------------------- -----------------------------------
---------------------------------------- --------------------------------------- -----------------------------------
Bank of America, N.A.                    1850 Gateway Blvd, 5th Floor            1850 Gateway Blvd, 5th Floor
                                         Concord, CA  84520                      Concord, CA  84520
                                         Attn:  Nina Lemmer                      Attn:  Jessical Voulgarelis
                                         T:  925 675-7817                        T:  925 675-7817
                                         F:  888 969-9317                        F:  888 969-9317
---------------------------------------- --------------------------------------- -----------------------------------
The Bank of New York                     One Wall Street - 8th floor             One Wall Street - 8th floor
                                         New York, NY  10286                     New York, NY  10286
                                         Attn:  Diane Burgess                    Attn:  Diane Burgess
                                         T:  212 635-1311                        T:  212 635-1311
                                         F:  212 635-1483                        F:  212 635-1483
---------------------------------------- --------------------------------------- -----------------------------------
Bank of Texas, N.A.
---------------------------------------- --------------------------------------- -----------------------------------
Calyon New York Branch
---------------------------------------- --------------------------------------- -----------------------------------
Citibank, N.A.                           Two Penns Way, Suite 200                Two Penns Way, Suite 200
                                         New Castle, DE  19720                   New Castle, DE  19720
                                         Attn:  Vincent Farrell                  Attn:  Vincent Farrell
                                         T:  302 894-6032                        T:  302 894-6032
                                         F:  302 894-6120                        F:  302 894-6120
---------------------------------------- --------------------------------------- -----------------------------------
Comerica Bank                            4100 Spring Valley Road                 4100 Spring Valley Road
                                         Suite 400                               Suite 400
                                         Dallas, TX  75244                       Dallas, TX  75244
                                         Attn:  Pat Britton                      Attn:  Pat Britton
                                         T:  972 361-2598                        T:  972 361-2598
                                         F:  972 361-2519                        F:  972 361-2519
---------------------------------------- --------------------------------------- -----------------------------------
Fifth Third Bank                         38 Fountain Square Plaza                38 Fountain Square Plaza
                                         MD 10906                                MD 10906
                                         Cincinnati, OH  45202                   Cincinnati, OH  45202
                                         Attn:  Andrew Jones                     Attn:  Andrew Jones
                                         T:  513 534-0836                        T:  513 534-0836
                                         F:  513 534-5947                        F:  513 534-5947
---------------------------------------- --------------------------------------- -----------------------------------
Hibernia National Bank                   313 Carondelet Street                   313 Carondelet Street
                                         New Orleans, LA  70130                  New Orleans, LA  70130
                                         Attn:  Shelly Strada                    Attn:  Shelly Strada
                                         T:  504 533-2808                        T:  504 533-2808
                                         F:  504 533-5344                        F:  504 533-5344
---------------------------------------- --------------------------------------- -----------------------------------
KeyBank National Association             127 Public Square                       127 Public Square
                                         Cleveland, OH  44114                    Cleveland, OH  44114
                                         Attn:  Laura Binkley                    Attn:  Laura Binkley
                                         T:  216 689-4448                        T:  216 689-4448
                                         F:  216 689-4981                        F:  216 689-4981
---------------------------------------- --------------------------------------- -----------------------------------
National City Bank                       155 East Broad Street                   155 East Broad Street
                                         Columbus, OH                            Columbus, OH
                                         Attn:  Vicki Niemela                    Attn:  Vicki Niemela
                                         T:  614 463-7133                        T:  614 463-7133
                                         F:  614 463-8572                        F:  614 463-8572
---------------------------------------- --------------------------------------- -----------------------------------


---------------------------------------- --------------------------------------- -----------------------------------
The Royal Bank of Canada                 Royal Bank of Canada                    Royal Bank of Canada
                                         New York Branch                         New York Branch
                                         One Liberty Plaza                       One Liberty Plaza
                                         New York, NY  10006-1404                New York, NY  10006-1404

                                         Address for Notices:                    Address for Notices:
                                         Royal Bank of Canada                    Royal Bank of Canada
                                         New York Branch                         New York Branch
                                         One Liberty Plaza, 3rd Floor            One Liberty Plaza, 3rd Floor
                                         New York, NY  10006                     New York, NY  10006
                                         Attn:  David Banning                    Attn:  David Banning
                                         T:  212 428-6369                        T:  212-428-6369
                                         F:  212 428-2372                        F:  212 428-2372

                                         With a copy to:                         With a copy to:
                                         Royal Bank of Canada                    Royal Bank of Canada
                                         One Liberty Plaza, 3rd Floor            One Liberty Plaza, 3rd Floor
                                         New York, NY  10006                     New York, NY  10006
                                         Attn:  B. Lund                          Attn:  B. Lund
                                         T:  212 428-6509                        T:  212 428-6509
                                         F:  212 428-2319                        F:  212 428-2319
---------------------------------------- --------------------------------------- -----------------------------------
SunTrust Bank                            303 Peachtree Street, 10th Floor        303 Peachtree Street, 10th Floor
                                         Atlanta, GA  30302                      Atlanta, GA  30302
                                         Attn:  Shonda Bankston                  Attn:  Shonda Bankston
                                         T:  404 230-1938                        T:  404 230-1938
                                         F:  4040 575-2730                       F:  4040 575-2730
---------------------------------------- --------------------------------------- -----------------------------------
U.S. Bank, National Association          400 City Center                         400 City Center
                                         Mail Code:  OS-WI-CCO                   Mail Code:  OS-WI-CCO
                                         Oshkosh, WI  54901                      Oshkosh, WI  54901
                                         Attn:  Connie Sweeney                   Attn:  Connie Sweeney
                                         T:  920 237-7604                        T:  920 237-7604
                                         F:  920 237-7993                        F:  920 237-7993
---------------------------------------- --------------------------------------- -----------------------------------
Wachovia Bank, National Association      201 S. College Street, CP-17            201 S. College Street, CP-17
                                         Charlotte, NC  28288                    Charlotte, NC  28288
                                         Attn:  Cynthia Rawson                   Attn:  Cynthia Rawson
                                         T:  704 374-4425                        T:  704 374-4425
                                         F:  704 383-7997                        F:  704 383-7997
---------------------------------------- --------------------------------------- -----------------------------------
Wells Fargo Bank, N.A.                   201 Third Street, 8th Floor             201 Third Street, 8th Floor
                                         MAC A0187-081                           MAC A0187-081
                                         San Francisco, CA  94103                San Francisco, CA  94103
                                         Attn:  Rosanna Roxas                    Attn:  Rosanna Roxas
                                         T:  415 477-5425                        T:  415 477-5425
                                         F:  415 979-0675                        F:  415 979-0675
---------------------------------------- --------------------------------------- -----------------------------------


                                                       Schedule 5.02(e)
                                                 Investments as of June 16, 2004

---------------------------------------- --------------------------------------- --------------------------
Investment made as part of a community                          Note amount      $   330,000.00
effort to provide low income housing,                           Ltd. Partnership $ 1,598,375.00
including a note maturing on 9-30-2022,
and a limited partnership interest.
---------------------------------------- --------------------------------------- --------------------------
RadioShack de Mexico S.A. de                                                     $ 7,653,410.00
C.V.
---------------------------------------- --------------------------------------- --------------------------
Loan to Leonard Roberts Children's Trust                                         $ 2,000,000.00
---------------------------------------- --------------------------------------- --------------------------
Total investments                                                                $11,581,785.00
---------------------------------------- --------------------------------------- --------------------------

                                Schedule 5.02(a)

                                 Existing Liens



                                      None

                                                           EXHIBIT A-1 - FORM OF
                                                                REVOLVING CREDIT
                                                                 PROMISSORY NOTE




U.S.$_______________                     Dated:  _______________, 200_


               FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of_________________________ (the "Lender") for the account of its Applicable Lending Office on the Termination Date (each as defined in the Credit Agreement referred to below) the principal sum of U.S.$[amount of the Lender's Commitment in figures] or, if less, the aggregate principal amount of the Revolving Credit Advances made by the Lender to the Borrower pursuant to the Five Year Credit Agreement dated as of June 16, 2004 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined) outstanding on such date.

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

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

                                                           EXHIBIT A-2 - FORM OF
                                                                 COMPETITIVE BID
                                                                 PROMISSORY NOTE




U.S.$_______________                     Dated:  _______________, 200_


               FOR VALUE RECEIVED, the undersigned, Radioshack Corporation, a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of ________________________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Five Year Credit Agreement dated as of June 16, 2004 among the Borrower, the Lender and certain other lenders parties thereto, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for the
Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein defined)), on _______________, 200_, the principal amount of U.S.$_______________].

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

               Attention: Bank Loan Syndications Department

Ladies and Gentlemen:

               The undersigned, Radioshack Corporation, refers to the Five Year Credit Agreement, dated as of June 16, 2004 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests a Revolving Credit Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such Revolving Credit Borrowing (the "Proposed Revolving Credit Borrowing") as required by Section 2.02(a) of the Credit Agreement:

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

                                         Very truly yours,

                                         RADIOSHACK CORPORATION


                                         By __________________________
                                             Title:

                                                 EXHIBIT B-2 - FORM OF NOTICE OF
                                                       COMPETITIVE BID BORROWING


Citibank, N.A., as Agent
 for the Lenders parties
 to the Credit Agreement
 referred to below
 Two Penns Way
 New Castle, Delaware 19720
                                         [Date]

               Attention: Bank Loan Syndications Department


Ladies and Gentlemen:

               The undersigned, Radioshack Corporation, refers to the Five Year Credit Agreement, dated as of June 16, 2004 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein defined), among the undersigned, certain Lenders parties thereto, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.03 of the Credit Agreement that the undersigned hereby requests a Competitive Bid Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such Competitive Bid Borrowing (the "Proposed Competitive Bid Borrowing") is requested to be made:

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

               The undersigned hereby confirms that the Proposed Competitive Bid Borrowing is to be made available to it in accordance with Section 2.03(a) (v) of the Credit Agreement.

                                         Very truly yours,

                                         RADIOSHACK CORPORATION




                                         By __________________________
                                             Title:

                                                             EXHIBIT C - FORM OF
                                                       ASSIGNMENT AND ACCEPTANCE


               Reference is made to the Five Year Credit Agreement dated as of June 16, 2004 (as amended or modified from time to time, the "Credit Agreement") among Radioshack Corporation, a Delaware corporation (the "Borrower"), the Lenders and Initial Issuing Banks (each as defined in the Credit Agreement), Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

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

                                   Schedule 1
                                       to
                          Assignment and Acceptance for
              Five Year Credit Agreement, dated as of June 16, 2004
           among Radioshack Corporation, the Lenders parties thereto
                          and Citibank, N.A., as Agent


     Percentage interest assigned:                                        _____%

     Assignee's Revolving Credit Commitment:                             $______

     Aggregate outstanding principal amount of Revolving Credit
      Advances assigned:                                                 $______

     Principal amount of Revolving Credit Note payable to Assignee:      $______

     Principal amount of Revolving Credit Note payable to Assignor:      $______

     Effective Date*:  _______________, 200_


                                         [NAME OF ASSIGNOR], as Assignor

                                         By __________________________
                                             Title:


                                         Dated:  _______________, 200_


                                         [NAME OF ASSIGNEE], as Assignee

                                         By __________________________
                                             Title:

                                         Dated:  _______________, 200_

                                         Domestic Lending Office:
                                                 [Address]

                                         Eurodollar Lending Office:
                                                 [Address]

--------------------
* This date should be no earlier than five Business Days after the delivery of this Assignment and Acceptance to the Agent.

Accepted [and Approved]** this
__________ day of _______________, 200_

CITIBANK, N.A., as Agent

By
  ------------------------------------------
   Title:


[Approved this __________ day
of _______________, 200_

RADIOSHACK CORPORATION

By                                          ]*
  ------------------------------------------
   Title:

--------------------
** Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

* Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

                                                             EXHIBIT D - FORM OF
                                                              OPINION OF COUNSEL
                                                                FOR THE BORROWER


                                         [Effective Date]




To each of the Lenders parties
 to the Credit Agreement dated
 as of June 16, 2004
 among Radioshack Corporation,
 said Lenders and Citibank, N.A.,
 as Agent for said Lenders, and
 to Citibank, N.A., as Agent


                             Radioshack Corporation


Ladies and Gentlemen:

               This opinion is furnished to you pursuant to Section 3.01(h)(iv) of the Five Year Credit Agreement, dated as of June 16, 2004 (the "Credit Agreement"), among Radioshack Corporation (the "Borrower"), the Lenders parties thereto, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, KeyBank National Association and SunTrust Bank, as co-syndication agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and bookrunners, and Citibank, N.A., as Agent for said Lenders. Terms defined in the Credit Agreement are used herein as therein defined.

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

               (5) A certificate of the Secretary of State of Delaware, dated _______________, 2004, attesting to the continued corporate existence and good standing of the Borrower in that State.

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




                                         Very truly yours,
                                                                           DRAFT

                                                            EXECUTION 6/7/04COPY




                                U.S. $300,000,000


                           FIVE YEAR CREDIT AGREEMENT

                            Dated as of June 16, 2004

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

                              BANK OF AMERICA, N.A.
                as Administrative Agent and Initial Issuing Bank

                                       and

                       WACHOVIA BANK, NATIONAL ASSOCIATION
                as Co-Syndication Agent and Initial Issuing Bank

                                       and

                          KEYBANK NATIONAL ASSOCIATION
                                       and
                                  SUNTRUST BANK
                            as Co-Syndication Agents

                                       and

                          CITIGROUP GLOBAL MARKETS INC.
                                       and
                         BANC OF AMERICA SECURITIES LLC
                     as Joint Lead Arrangers and Bookrunners

                                TABLE OF CONTENTS
ARTICLE I

        SECTION 1.01.  Certain Defined Terms                                   1

        SECTION 1.02.  Computation of Time Periods                            13

        SECTION 1.03.  Accounting Terms                                       13

ARTICLE II

        SECTION 2.01.  The Revolving Credit Advances and Letters of Credit    13

        SECTION 2.02.  Making the Revolving Credit Advances                   13

        SECTION 2.03.  The Competitive Bid Advances                           14

        SECTION 2.04.  Issuance of and Drawings and Reimbursement Under
                       Letters of Credit                                      17

        SECTION 2.05.  Fees                                                   18

        SECTION 2.06.  Termination or Reduction of the Commitments            19

        SECTION 2.07.  Repayment of Revolving Credit Advances                 19

        SECTION 2.08.  Interest on Revolving Credit Advances                  20

        SECTION 2.09.  Interest Rate Determination                            20

        SECTION 2.10.  Optional Conversion of Revolving Credit Advances       21

        SECTION 2.11.  Prepayments of Revolving Credit Advances               21

        SECTION 2.12.  Increased Costs                                        21

        SECTION 2.13.  Illegality                                             22

        SECTION 2.14.  Payments and Computations                              22

        SECTION 2.15.  Taxes                                                  23

        SECTION 2.16.  Sharing of Payments, Etc.                              25

        SECTION 2.17.  Evidence of Debt                                       25

        SECTION 2.18.  Use of Proceeds                                        25

        SECTION 2.19.  Extension of Termination Date                          25

ARTICLE III

        SECTION 3.01.  Conditions Precedent to Effectiveness of Sections
                       2.01 and 2.03                                          27

        SECTION 3.02.  Conditions Precedent to Each Revolving Credit
                       Borrowing, Letter of Credit Issuance and Extension
                       Date.                                                  28

        SECTION 3.03.  Conditions Precedent to Each Competitive Bid
                       Borrowing                                              29

        SECTION 3.04.  Determinations Under Section 3.01                      29

ARTICLE IV

        SECTION 4.01.  Representations and Warranties of the Borrower         30

ARTICLE V

        SECTION 5.01.  Affirmative Covenants                                  31

        SECTION 5.02.  Negative Covenants                                     33

        SECTION 5.03.  Financial Covenants                                    34

ARTICLE VI

        SECTION 6.01.  Events of Default                                      35

        SECTION 6.02.  Actions in Respect of the Letters of Credit
                       upon Default                                           36

ARTICLE VII

        SECTION 7.01.  Authorization and Action                               37

        SECTION 7.02.  Agent's Reliance, Etc.                                 37

        SECTION 7.03.  Citibank and Affiliates                                37

        SECTION 7.04.  Lender Credit Decision                                 38

        SECTION 7.05.  Indemnification                                        38

        SECTION 7.06.  Successor Agent                                        38

        SECTION 7.07.  Other Agents.                                          39

ARTICLE VIII

        SECTION 8.01.  Amendments, Etc.                                       39

        SECTION 8.02.  Notices, Etc.                                          39

        SECTION 8.03.  No Waiver; Remedies                                    40

        SECTION 8.04.  Costs and Expenses                                     40

        SECTION 8.05.  Right of Set-off                                       41

        SECTION 8.06.  Binding Effect                                         41

        SECTION 8.07.  Assignments and Participations                         41

        SECTION 8.08.  Confidentiality                                        43

        SECTION 8.09.  Governing Law                                          44

        SECTION 8.10.  Execution in Counterparts                              44

        SECTION 8.11.  Jurisdiction, Etc.                                     44

        SECTION 8.12.  No Liability of the Lenders as Letter of
                       Credit Issuers                                         44

        SECTION 8.13.  Patriot Act                                            45

        SECTION 8.14.  Waiver of Jury Trial                                   46

Schedules

Schedule I - List of Applicable Lending Offices

Schedule 5.02(a) - Existing Liens

Schedule 5.02(e) - Existing Investments

Exhibits

Exhibit A-1      -   Form of Revolving Credit Promissory Note

Exhibit A-2      -   Form of Competitive Bid Promissory Note

Exhibit B-1      -   Form of Notice of Revolving Credit Borrowing

Exhibit B-2      -   Form of Notice of Competitive Bid Borrowing

Exhibit C        -   Form of Assignment and Acceptance

Exhibit D        -   Form of Opinion of Counsel for the Borrower







--------
* This date should be no earlier than five Business Days after the delivery of this Assignment and Acceptance to the Agent.


** Required if the Assignee is an Eligible Assignee solely by reason of clause
(iii) of the definition of "Eligible Assignee". * Required if the Assignee is an Eligible Assignee solely by reason of clause (iii) of the definition of "Eligible Assignee".

                                                                   EXHIBIT 10(d)

                           RADIOSHACK INVESTMENT PLAN
               Amended and Restated Effective as of April 30, 2004

                                       I.
                                PURPOSE AND SCOPE

     The RadioShack Investment Plan (the "Plan") provides certain Employees of RadioShack Corporation ("RadioShack") and any Participating Company (collectively with RadioShack, the "Company") an opportunity to conveniently contribute a portion of their paychecks and receive Company Contributions on those contributions, which amounts may be used, at the election of such Employees, to invest in the common stock of RadioShack Corporation ("Stock"). Capitalized terms not otherwise defined herein shall have the definitions set forth in Section XVIII.

     The Plan enables Employees to receive Company Contributions on Employee Payroll Deductions, which they may use to monthly purchase Stock.

     The Plan provides for Company Contributions from 40% to 80% of Employee Payroll Deductions.

     Effective April 30, 2004, participation in the Plan is frozen. Only employees of the Company participating in the Plan on April 29, 2004 are eligible to participate in the Plan on and after April 30, 2004.

                                      II.
                            PARTICIPATION IN THE PLAN

     A.   ADOPTION OF PLAN. Prior to April 30, 2004, RadioShack and each of its divisions, subsidiaries and affiliates could adopt the Plan for all or some of its employees to the extent such adoption was approved by the Board of Directors of RadioShack (the "Board"). On and after April 30, 2004, participation in the Plan is frozen and no additional divisions, subsidiaries and affiliates of RadioShack may adopt the Plan on and after April 30, 2004.

     B. ELIGIBILITY. Effective April 30, 2004, only those Employees of the Company who were participating in the Plan on April 29, 2004 (a "Participant") may continue participating in the Plan on and after April 30, 2004. Any Participant who withdraws from the Plan pursuant to Section VIII will no longer be eligible to participate in the Plan following such withdrawal.

     C. ANNUAL ELECTION FOR PARTICIPATION. An eligible Employee must annually make an investment election, or be deemed to have made an election, to purchase Stock, or must make an election not to purchase Stock (such election, an "Annual Election") at the beginning of each Plan year during a specified time frame as determined by the Plan Administrator. If a Participant does not timely complete an Annual Election form for any Plan Year, he will be deemed to have elected to purchase Stock. The Annual Election shall evidence the Employee's:

          1.  Intent to continue participation in the Plan;

          2. Consent for Employee Payroll Deductions (as defined in Section III below);

          3. Intent to (a) make monthly purchases of Stock and therefore receive the distribution of the Employee's Plan account in Stock, or (b) to make and receive monthly cash contributions in order to receive the distribution of the Employee's Plan account in cash; and

          4. Acknowledgment and consent to pay the taxes resulting from the Company Contributions (and/or Other Deferrals) during the taxable year in which the Company Contributions (and/or Other Deferrals) are made, in accordance with Section 451 of the Internal Revenue Code of 1986, as amended, or its successor provision.

     For payroll periods ending during the period beginning on April 30, 2004 and ending on the earlier of the date an eligible Employee makes an initial Annual Election pursuant to this Section II.C. or May 28, 2004, an eligible Employee will be deemed to have elected to participate in the Plan by making Employee Payroll Deductions at the level in effect on April 29, 2004 to be used (along with Company Contributions and Other Contributions) to purchase Stock. If no initial election, with respect to the Plan as amended and restated effective as of April 30, 2004, is received for an eligible Employee on or before May 28, 2004, such eligible Employee will be deemed to have elected to participate in the Plan for the first Plan Year by making Employee Payroll Deductions at the level in effect on April 29, 2004 to be used (along with Company Contributions and Other Contributions) to purchase Stock.

                                      III.
                               INVESTMENT OPTIONS

     A. RATE OF PAYROLL DEDUCTION. The rate of payroll deduction authorized by a Participant (an "Employee Payroll Deduction") and in effect as of April 29, 2004 shall continue in effect for each Plan Year, notwithstanding any change in the Participant's Earnings, until the Participant authorizes a decrease in his or her rate of Employee Payroll Deductions (or a suspension of Employee Payroll Deductions), as provided in Section III.B. Participants may not elect to increase Employee Payroll Deductions; provided, however, when a Participant automatically resumes participation after suspending participation, the Participant will resume participation at the same rate of Employee Payroll Deductions in effect immediately prior to such suspension and such resumption of participation will not be deemed an increase in Employee Payroll Deductions. RadioShack's Chief Executive Officer may, with respect to all or any group of Employees, limit the maximum authorized payroll deduction to a percentage less than 7% of Earnings (the maximum rate of payroll deductions in effect on April 29, 2004) which reduction will automatically reduce the Employee Payroll Deductions exceeding the new limit to the new limit established by the Chief Executive Officer. Upon the adoption of any such limitation, prompt notice thereof shall be given to the affected Employees.

     B. CHANGES IN RATE OF DEDUCTIONS. Without withdrawing from the Plan, a Participant may suspend or decrease contributions to the Plan pursuant to procedures established by the Plan Administrator. A Participant may:

          1. Suspend Employee Payroll Deductions, effective as soon as administratively feasible following the date on which receipt of notice to suspend is received by the Plan Administrator in the form and manner specified by the Plan Administrator. The suspension shall be for a period of six (6) months. At the beginning of the first pay period immediately following the six (6) month suspension, Employee Payroll Deductions will automatically be resumed at the rate in effect immediately prior to the suspension and the Participant's Annual Election to purchase Stock or receive a cash distribution will be retained; provided, however, if the Participant's automatic resumption of participation occurs in a Plan Year following the Plan Year in which the suspension election was made, the Participant's Annual Election at the beginning of such later plan year shall govern. A Participant may have only one (1) six (6) month suspension in any twelve (12) month period.

          2. Permanently reduce the percentage rate of Employee Payroll Deductions, effective as soon as administratively feasible following receipt of the election by the Plan Administrator in the form and manner specified by the Plan Administrator. Participants may not increase their rate of Employee Payroll Deductions under the Plan. Any reduction in Employee Payroll Deductions will be irrevocable and a Participant will not be entitled to increase Employee Payroll Deductions after electing a reduction.

                                      IV.
                             CREDITS TO PARTICIPANTS

     As of the end of each calendar month, the following credits shall be made to each Participant's account:

     A. EMPLOYEE PAYROLL DEDUCTION. The amount of Employee Payroll Deductions withheld during such month shall be credited to each Participant's account.

     B. COMPANY CONTRIBUTION. A monthly amount (the "Company Contribution") calculated in accordance with Section IV.B.1. below shall be credited to each Participant's account.

     The amount of the Company Contribution shall be determined on the basis of each payroll period by multiplying the following appropriate percentage times each Employee Payroll Deduction:


       Period of Continuous
     Participation in the Plan                        Amount of
       As of April 29, 2004                    Company's Contribution
       --------------------                    ----------------------

     Day One (1) through Three (3) Years        Forty Percent (40%) of Employee
                                                Payroll Deductions

     Over Three (3) Years through Five          Sixty Percent (60%) of Employee
     (5) Years                                  Payroll Deductions

     Over Five (5) Years                        Eighty Percent (80%) of Employee
                                                Payroll Deductions

     Effective April 30, 2004, the percentage of Company Contributions matching Employee Payroll Deductions with respect to each Participant will be frozen and only the period of continuous participation in the Plan as of April 29, 2004 will be used to determine the amount of Company Contributions. Therefore, continuous participation in the Plan on and after April 30, 2004 will not result in any increase in the amount of Company Contributions.

     C. Employee Payroll Deductions and Company Contributions are to be credited to the Participant's account monthly as soon as administratively feasible following the end of the last payroll period of the month.

     D. OTHER CONTRIBUTIONS-DIVIDEND INCOME ON STOCK. All cash dividends on all Stock credited to the account of a Participant on the record date designated by RadioShack for such dividend shall be allocated to the Participant's account on the date of payment (such dividend payments are referred to as "Other Contributions") and applied to the purchase of Stock in accordance with Section VII.B.3. The amount allocated as Other Contributions shall be reduced by any required withholding of taxes. These Other Contributions will not be subject to matching Company Contributions. Participants electing not to purchase Stock under the Plan will not receive dividends on cash amounts credited to their Plan accounts.

     E. DIVIDENDS OTHER THAN CASH AND STOCK. All dividends on Stock not payable in cash or Stock shall be allocated to a Participant's account as a credit in an amount equal to the fair market value of such property. The amount of such credit shall be applied to a Participant's account as Other Contributions and used to purchase Stock in accordance with Section VII.B.3. Participants electing not to purchase Stock under the Plan will not receive dividends on cash amounts credited to their Plan accounts.

                                       V.
                             TRANSFERS TO RADIOSHACK

     A. EMPLOYEE PAYROLL DEDUCTIONS. The Company shall transfer to RadioShack the Employee Payroll Deductions of each Participant as soon as practicable after the last payroll period of the calendar month in which such Employee Payroll Deductions are withheld.

     B. COMPANY CONTRIBUTIONS. The Company shall transfer to RadioShack the Company Contribution for each Participant as soon as practicable after the last payroll period of the calendar month in which such Employee Payroll Deduction is withheld.

                                      VI.
                                   INVESTMENT

     A.   STOCK.

          1. Up to 10,000,000 shares of Stock may be purchased under this Plan. In the event that the number or kind of outstanding shares of Stock shall be changed by reason of recapitalization, reorganization, redesignation, merger, consolidation, stock split, stock dividend, combination or exchange of shares, exchange for other securities, or the like, the number and kind of Stock that may thereafter be distributed under this Plan, may be appropriately adjusted as determined by RadioShack so as to reflect such change.

          2. Any Stock required for the purposes of the Plan may be treasury shares or original issue shares.

     B. OTHER INTEREST AND INCOME. Except as herein expressly provided otherwise, no interest or other income will be paid or credited on account of an Employees' Payroll Deductions, Company Contributions, Other Contributions or any other amount payable or credited to Participants.

                                      VII.
                             MAINTENANCE OF ACCOUNTS

     A. ACCOUNTS. RadioShack shall maintain Participant accounts with respect to the Annual Election (including a deemed election) for a Plan Year commencing on the first day of each Plan Year and ending on the date of distribution with respect to such Plan Year (e.g., Participant accounts created through an Annual Election for Plan Year 2005 will be maintained through February 15, 2006, the date of distribution).

     B.   DISTRIBUTIONS AND PURCHASE OF STOCK.

          1. By making an Annual Election (including a deemed election) pursuant to Article II with respect to any Plan Year, each Participant will elect to either (a) make monthly purchases of Stock pursuant to Section VII.B.3 and receive a distribution of such Stock following the end of the Plan Year, or (b) not purchase Stock and instead receive a cash distribution of all Employee Payroll Deductions and Company Contributions for such Plan Year following the end of the Plan Year.

          2. The amount of any cash distribution will equal the sum of all Employee Payroll Deductions and Company Contributions credited to a Participant's account for the Plan Year. For any Participant electing to receive cash pursuant to an Annual Election, a check shall be mailed to the Participant as promptly as practicable, which will be on or about the February 15 following the end of the Plan Year to which the Annual Election relates.

          3. If a Participant elects to purchase Stock pursuant to an Annual Election (including a deemed election), then the Employee Payroll Deductions, Company Contributions and Other Contributions credited to his or her Plan account for each month during the Plan Year to which the Annual Election relates will be used to make a monthly purchase of Stock. Such Stock shall be purchased by the Participant on the last trading day of each month at a price per share of Stock equal to the closing price of the Stock reported on the New York Stock Exchange Composite Tape for the last trading day of such month. Distributions of Stock will occur as soon as practicable following the end of a Plan Year, which will be on or about the February 15 following the end of the Plan Year to which the Annual Election relates. Any credits for fractional shares remaining in a Participant's account following the last Stock purchase of the Plan Year shall remain in the Participant's account to be utilized in the subsequent Plan Year.

          4. Subject to Article XIX, all shares credited to Participant accounts as of April 29, 2004 for the period beginning January 1, 2004 will be distributed to Participants as soon as practicable following April 29, 2004.

                                     VIII.
                            WITHDRAWALS AND PAYMENTS

     A. WITHDRAWALS. The Plan provides for a full withdrawal of a Participant's account upon the Participant's (a) death, (b) termination of employment, or (c) retirement at age 62 or older. If a Participant made an Annual Election to receive cash with respect to the Plan Year, the Participant (or the Participant's beneficiary, as applicable) will receive a distribution in cash as soon as practicable following the end of the month in which such withdrawal event occurred in an amount equal to the Employee Payroll Deductions and Company Contributions credited to his or her account under the Plan. If the Participant made an Annual Election (including a deemed election) to purchase Stock during the Plan Year, the Participant's account will be distributed in Stock to the Participant (or the Participant's beneficiary, as applicable) as soon as practicable following the end of the month in which such withdrawal event occurred.

     B. VOLUNTARY EMPLOYEE WITHDRAWAL. The Plan also provides that an Employee may withdraw his or her account when notice is sent to the Plan Administrator on the forms and in the manner specified by the Plan Administrator. If a Participant made an Annual Election to receive cash with respect to the Plan Year, upon withdrawal from the Plan the Participant shall receive a payment in cash as soon as practicable following the end of the month in which such withdrawal occurred in an amount equal to the Employee Payroll Deductions and Company Contributions credited to his or her account under the Plan. If the Participant made an Annual Election to purchase Stock during the Plan Year, the Participant's account will be distributed in Stock as soon as practicable following the end of the month in which such withdrawal occurred. An Employee making a withdrawal pursuant to this Section VIII.B. will be ineligible to participate in the Plan and may not re-enroll in the Plan in any subsequent Plan Year.

     C. RECIPIENT OF PAYMENT. All withdrawal payments will be made to the Participant except withdrawal payments resulting from the death of the
Participant, in which event the payment will be made to the beneficiary designated by the Participant or as otherwise provided by the Plan. In event of the death of a Participant, the Participant's beneficiary may act on behalf of the Participant. Payment to the Participant or his or her beneficiary pursuant to Section VIII.A. shall be made as soon as practicable following the end of the month after the withdrawal event occurred.

                                      IX.
                                  BENEFICIARY

     A. DESIGNATION OF BENEFICIARY. Participants shall file with the Plan Administrator a written designation of beneficiary designating who is to receive any Stock or any cash to the Participant's credit under the Plan in the event of the Participant's death prior to the delivery of such Stock or cash.

     B. CHANGE OF BENEFICIARY. A Participant may change his or her beneficiary designation at any time in the form and manner specified by, the Plan Administrator. Such change shall take effect as of the date the Participant signed such written notice, whether or not the Participant is living at the time of receipt of such notice by the Plan Administrator, but without prejudice to RadioShack on account of payments made before such receipt.

     C. PAYMENT TO BENEFICIARY. Upon the death of a Participant and upon receipt of proof deemed adequate by RadioShack of the identity and existence, at the time of Participant's death, of a beneficiary or beneficiaries validly designated by the Participant under the Plan, payment will be made to the beneficiary or beneficiaries in the manner and form as set forth in Section VIII hereof.

     D. ABSENCE OF BENEFICIARY. In the absence of a beneficiary designation under the Plan or when a beneficiary has pre-deceased the Participant, payment shall be made to the executor or administrator of the estate of the Participant. If no executor or administrator has been appointed to the knowledge of RadioShack (or in the event such executor or administrator has been disqualified), payment may be made to such person or persons as RadioShack, in its sole discretion, shall be satisfied is or are legally entitled thereto.

     E. INTEREST OF BENEFICIARY IN PLAN. No designated beneficiary shall, prior to the death of the Participant by whom he or she has been designated as such, acquire any interest in the Stock or cash credited to the account of the Participant under the Plan.

                                       X.
                               OWNERSHIP OF STOCK

     On and after the purchase of Stock by any Participant, the Participant shall have all rights of ownership with respect to such Stock, including the right to receive dividends and other distributions with respect to such Stock and the right to vote such Stock; provided, however, nothing in this Article X will entitle a Participant to receive delivery of Stock prior to the time set forth in Section VII.B.3. RadioShack will deliver to each Participant owning Stock held under the Plan all notices of meetings, proxy statements, and other material distributed by RadioShack to its stockholders.

                                      XI.
                                 ADMINISTRATION

     A. ADMINISTRATION BY RADIOSHACK. The Plan shall be administered by RadioShack through its Chief Executive Officer, President, an Administrative Committee, or such other person(s) as may be designated, from time to time, by RadioShack. RadioShack has presently designated an Administrative Committee as the Plan Administrator to administer the Plan, and RadioShack shall have the right at any time in its sole discretion to change or remove the designated Plan Administrator. The Plan Administrator may, from time to time, delegate all or portion of its duties.

     B. POWERS OF ADMINISTRATOR. The powers of RadioShack with respect to the administration of this Plan shall include, in addition to those conferred elsewhere in the Plan, but shall not be limited to:

          1. Authorizing delivery and payment of Stock and cash under the Plan;

          2. Making, amending and enforcing all appropriate rules and regulations for the administration of the Plan; and

          3. Deciding or resolving any and all questions as may arise in connection with the Plan.

     C. AUTHORITY OF RADIOSHACK. Any determination, decision or action of RadioShack concerning or with respect to any question arising out of or in connection with the construction, interpretation, administration and application of the Plan and of its rules and regulations or any delivery of Stock or payments hereunder, shall lie within the sole and absolute discretion of RadioShack and shall be final, conclusive and binding upon all Participants and any and all persons claiming by, through or under any Participant. Any delivery or payment made hereunder shall operate as a complete discharge of the obligations of RadioShack. If RadioShack has any doubt as to the proper person to receive deliveries or payments hereunder, RadioShack may bring a suit for interpleader in any appropriate court, pay any amounts due to court, and RadioShack shall have the right to recover its reasonable attorneys' fees from such proceeds so paid or to be paid. Any delivery or payment made by RadioShack, in good faith and in accordance with this Plan, shall fully discharge RadioShack from all further obligations with respect to such deliveries or payments.

     D. COSTS OF ADMINISTRATION. All costs of administration of the Plan shall be borne by RadioShack.

     E. PAYMENTS TO LEGALLY DISABLED PARTICIPANTS. Whenever any Participant that is entitled to Stock or payments under the Plan is under legal disability or in the sole judgment of RadioShack shall otherwise be unable to apply such Stock or payments to his or her own best interest and advantage (as in the case of illness, whether mental or physical, or where the person not under legal disability is unable to preserve his or her estate for his or her own best interest), RadioShack may, in the exercise of its sole and absolute discretion, direct all or any portion of such Stock or payments to be made in any one or more of the following ways unless claims shall have been made therefor by an existing and duly appointed guardian, conservator, committee or other duly appointed legal representative, in which event Stock or payment shall be delivered or made:

          1. directly to such Participant unless such Participant shall have been legally adjudicated incompetent at the time of the deliveries or payment;

          2. to the spouse, child, parent or other blood relative to be expended on behalf of the Participant entitled or on behalf of those dependents as to whom the Participant entitled has duty of support;

          3. to a recognized charity or governmental institution to be expended for the benefit of the Participant entitled or for the benefit of those dependents as to whom the Participant entitled has the duty of support; or

          4. to any other institution, approved by RadioShack to be expended for the benefit of the Participant entitled or for the benefit of those dependents, as to whom the Participant entitled has the duty of support.

     F. IMMUNITY FROM LIABILITY. No member of the Administrative Committee shall incur any liability for any action or failure to act, excepting liability for his or her own gross negligence or willful misconduct. RadioShack shall indemnify each member of the Administrative Committee against any and all claims, losses, damages, expenses and liabilities, including any amounts paid in settlement with the Administrative Committee's approval, arising from any action or failure to act, except when the same is judicially determined to be due to the gross negligence or willful misconduct of such member. The Administrative Committee may, at its discretion, require the written approval or disapproval of RadioShack prior to taking action in any particular matter made the subject of its responsibility hereunder.

                                      XII.
                      PARTICIPATION BY AFFILIATED COMPANIES

     This Plan shall apply to any company or corporation a portion of whose voting stock is owned directly or indirectly by RadioShack, and any of its affiliates, if such company or corporation shall elect to participate and if, and so long as, such participation shall be approved by RadioShack (a "Participating Company"). A Participating Company shall be bound by the terms of this document. Effective April 30, 2004, the Plan was frozen and no company or corporation which was not a Participating Company on April 29, 2004 may elect to participate in the Plan thereafter.

                                     XIII.
                         NO WARRANTY OF SECURITY VALUES

     None of RadioShack, the Company, any Participating Company, or their respective officers, directors, agents or servants warrants or represents in any way that the value of Stock in which the Participant may have an interest will increase or will not decrease. Each Participant assumes all risk in connection with any changes in the value of Stock to the extent he or she may have an interest therein, and each Participant acknowledges such risk by virtue of his or her participation in the Plan.

                                      XIV.
                               GENERAL PROVISIONS

     A. EXTENT OF CERTAIN RIGHTS OF PARTICIPANTS. Participation in the Plan shall not entitle any Employee to be retained in the service of RadioShack or the Company or of any Participating Company. The right and power of RadioShack, the Company and of each Participating Company to dismiss or discharge any Employee is specifically reserved.

     B. LIMITATION OF PARTICIPANT'S RIGHTS. No Participant nor any person claiming by, through or under the Participant shall have any right or interest under the Plan that is not otherwise herein expressly granted.

     C. ASSIGNMENT. No interest in any Stock or cash held under the Plan prior to delivery to the Participant as hereinabove provided, shall be assigned, alienated, pledged, or otherwise encumbered in whole or in part, directly or indirectly, by operation of law, or otherwise. If any attempt is made by a Participant to assign, alienate, pledge, or otherwise encumber his or her interest in such Stock or cash prior to such delivery, for his or her debts, liabilities in tort or contract, or otherwise, then RadioShack (in its sole and absolute discretion) may treat such attempt as an election by the Participant to withdraw from the Plan and submit to any loss of rights as provided in the Plan.

     D. QUARTERLY STATEMENT OF ACCOUNT. As soon as practicable after the end of each calendar quarter, each Participant shall be furnished with a statement of his or her account under the Plan.

     E. REGISTRATION OF STOCK. Stock to be delivered to a Participant will be registered in his or her name alone or, in the event of his or her death prior to such delivery, the Stock will be registered in the name of the person or persons entitled thereto.

     F.   MISCELLANEOUS.

          1. The Company, its Employees and agents and the Plan Administrator may rely upon the authenticity of any information supplied to them by any Participant or a Company in connection with the operation of the Plan, and shall be fully protected in relying upon such information.

          2. No individual or Plan Administrator administering, or aiding in the administration of, the Plan shall have any liability, except as provided in Section XIV.F.3. below. As a condition precedent to participation in the Plan or the receipt of benefits thereunder, such liability, if any, is expressly waived and released by each Participant and by any and all persons claiming by, through or under any participant, such waiver and release to be conclusively evidenced by the act of participation or the acceptance of benefits under the Plan.

          3. No individual or Plan Administrator administering, or aiding in the administration of, the Plan shall be liable except for his or her own acts or omissions and then only for willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office. As used herein, "individual administering, or aiding in the administration of the Plan" shall include any Stock owner, director, officer, employee or agent of the Company as well as the Plan Administrator.

          4. RadioShack may require compliance with any legal requirements which it deems necessary as a condition for delivery of, or payment for, any Stock or cash to the credit of a Participant under the Plan.

          5. By a Participant's act of participating in the Plan or by the acceptance of any of the benefits thereunder, such Participant and any and all persons claiming by, through or under any such Participant, shall thereby be conclusively deemed to have indicated his or her acceptance and ratification of, and consent to, the application of the provisions of the Plan.

          6. For the purposes of the Plan, unless the contrary is clearly indicated by the context, the use of the masculine gender shall also include within its meaning the feminine, and the use of the singular shall also include within its meaning the plural, and vice versa.

                                      XV.
                           NOTICES AND COMMUNICATIONS

     A. TO PARTICIPANTS. All notices, reports and other communications to a Participant under or in connection with the Plan shall be deemed to have been duly given, made or delivered when sent to by the Participant physically or by electronic means.

     B. BY PARTICIPANTS. All Notices, instructions or other communications by a Participant to RadioShack under or in connection with the Plan shall be duly given, made or delivered when received by the Corporate Secretary of RadioShack (300 RadioShack Circle, Fort Worth, Texas 76102) or when received in the form and at the location specified by RadioShack, or by the person, designated for receipt of such notice, instruction or other communication by RadioShack.

                                      XVI.
                      AMENDMENT, SUSPENSION OR TERMINATION

     A. AUTHORITY TO AMEND, SUSPEND OR TERMINATE. Participants may make contributions under this Plan until April 29, 2014. Notwithstanding the preceding, the Board may amend, suspend or terminate the Plan at any time, or from time to time. Without limitation, such amendment may change (a) the rates of Employee Payroll Deductions which may be designated by all Participants or
(b) the rates of Company Contributions, or (c) any other provisions of the Plan.

     B. DELEGATION OF AUTHORITY. The Board may delegate to the Chairman of the Board, Chief Executive Officer, the President or such other person(s) designated by the Board the authority to amend any provision of this Plan, provided such amendment is (a) of an administrative nature or (b) does not result in any material increase in the Company's costs.

     C. AMENDMENTS. No amendment, suspension or termination shall adversely affect any rights of a Participant to Stock or cash to his or her credit under the Plan as of the date of amendment, suspension or termination. Upon any termination, all Stock and cash to the credit of each Participant under the Plan shall be promptly paid over to the Participant.

     D. LIMITATION ON PLAN AMENDMENT. No amendment shall increase the maximum number of shares of Stock that may be distributed under this Plan without the further approval of the Board. Furthermore, any amendment to this Plan that causes this Plan to be deemed to be an "equity compensation plan" (or any successor definition) under the listing requirements of the New York Stock Exchange shall be approved by the stockholders of RadioShack as required by such listing requirements.

                                     XVII.
                                 APPLICABLE LAW

     Any question concerning or in respect of the validity, construction, interpretation, administration and effect of the Plan, and of its rules and regulations, and the rights of any or all persons having or claiming to have an interest therein or thereunder, shall be governed exclusively and solely in accordance with the laws of the State of Texas without regard to its choice of laws provisions.

                                     XVIII.
                                   DEFINITIONS

     For the purposes of the Plan, unless some other meaning is clearly indicated by the context, the following definitions shall be applicable:

     "Annual Election" is defined in Section II.C.

     "Board" is defined in Section II.A.

     "Company" is defined in Section I.

     "Company Contribution" is defined in Section IV.B.

     "Earnings" means the amount which an Employee is receiving as salary or wages from the Company, including payment for overtime, vacation pay, night shift bonus, and any cost of living adjustment including incentive compensation, other variable compensation or bonds. Notwithstanding the preceding, Earnings shall in no event include living allowances, prizes, moving expenses, tuition reimbursement, relocation pay, retainers, and special payments made for services performed outside his or her regular duties and any other special payments; provided, however, that such amounts shall be included in Earnings to the extent that such amounts are specifically approved by the Chief Executive Officer of the Company for such Employees of the Company as he may authorize in writing. Commissions shall be included as Earnings only to the extent approved by the Chief Executive Officer of the Company for such Employees of the Company as he may authorize in writing.

     Earnings shall not include Company Contributions or distributions to or from this Plan and any Company contributions under or distributions from the RadioShack Supplemental Stock Program, nor shall Earnings include (w) any proceeds from stock option exercises or restricted stock or proceeds therefrom,
(x) any compensation deferred under the RadioShack Corporation Executive Deferred Compensation Plan, the RadioShack Corporation Executive Deferred Stock Plan, or any nonqualified agreements between the Company or any Participant or Employee which provides for the deferral of compensation (collectively), the ("Deferred Compensation Plans"), (y) any Company contributions made under the Deferred Compensation Plans and (z) any distributions or payments under the Deferred Compensation Plans.

     Additionally, the Chief Executive Officer, in his or her sole and absolute discretion, may exclude or include any amounts or items in or from Earnings as he or she deems appropriate.

     "Employee" means a regular employee of the Company receiving wages or salary, but shall not include any person compensated pursuant to a contract other than an employment contract with the Company under the terms of which compensation is paid on a regular fixed salary or wage basis. As used above, "Employee" shall also include, without limitation, any salesperson who is a bona fide employee of the Company and recognized as such for Social Security purposes.

     "Employee Payroll Deduction" is defined in Section III.A.

     "Other Contributions" is defined in Section IV.C.

     "Participant" is defined in Section II.B.

     "Participating Company" is defined in Section XII.

     "Plan" is defined in Section I.

     "Plan Administrator" is the individual or committee appointed by RadioShack to administer the Plan pursuant to Section XI.A.

     "Plan Year" means the twelve months beginning January 1 and ending
December 31 for each year beginning on and after January 1, 2005; provided, however, the first "Plan Year" means the period beginning April 30, 2004 and ending December 31, 2004.

     "RadioShack" is defined in Section I.

     "Stock" is defined in Section I.

                                      XIX.
                                 EFFECTIVE DATE

     The Plan, as amended and restated, shall become effective as of April 30, 2004. All amounts credited to Participant accounts in 2004 prior to April 30, 2004 will be subject to the terms of the Plan effective prior to April 30, 2004; provided, however, that all amounts credited to a Participant's account on April 30, 2004, relating to services performed prior to April 30, 2004, will be subject to the terms of the Plan as amended and restated as of April 30, 2004 and will be used to purchase Stock.

                                      XX.
                                CHANGE IN CONTROL

     A. IMMEDIATE DISTRIBUTION OF CASH. Notwithstanding anything contained in the Plan to the contrary, if a Participant has elected a cash distribution pursuant to an Annual Election, amounts credited to a Participant's account shall be immediately distributable in cash upon the occurrence of the earlier of
(a) a Change in Control (as hereinafter defined) or (b) the commencement of a Tender Offer (as hereinafter defined). Amounts credited to a Participant's account during the Plan Year following the commencement of a Tender Offer and prior to the consummation and during the pendency thereof shall be distributable in cash immediately prior to the consummation of the Tender Offer; provided, however, that in the event RadioShack is unable to distribute such amounts prior to consummation of the Tender Offer, RadioShack shall take such other reasonable steps as may be necessary to assure that Participants receive the same economic benefits an immediate distribution of such amounts would have provided to Participants. To the extent a Participant has elected to purchase Stock pursuant to an Annual Election (including a deemed election), amounts credited to a Participant's account before the Change in Control or commencement of a Tender Offer or during the pendency of the Tender Offer will be used to purchase Stock, and Stock purchased before the Change in Control or commencement of a Tender Offer or during the pendency of the Tender Offer will be delivered, each in accordance with Article VII.B.3.

     B.   DEFINITIONS. For purposes of the Plan,

     1. For purpose of the Plan, a "Change in Control" shall mean any of the following events:

          (a) An acquisition (other than directly from RadioShack Corporation (for purposes of this Section XX B. "the Company")) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a Non-Control Acquisition (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control.

          A "Non-Control Acquisition" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by
     (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (ii) the Company or its Subsidiaries, or (iii) any Person in connection with a Non-Control Transaction (as hereinafter defined);

          (b) The individuals who, as of April 30, 2004 are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

          (c) The consummation of:

                (i) A merger, consolidation, reorganization or other business combination with or into the Company or in which securities of the Company are issued, unless

                     (A) the stockholders of the Company, immediately before such merger, consolidation, reorganization or other business combination, own directly or indirectly immediately following such merger, consolidation, reorganization or other business combination, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation, reorganization or other business combination (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation, reorganization or other business combination,

                     (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation, reorganization or other business combination constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the combined voting power of the outstanding voting securities of the Surviving Corporation, or

                     (C) no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to such merger, consolidation, reorganization or other business combination was maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation, reorganization or other business combination had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities, has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

                A transaction described in clauses (A) through (C) shall herein be referred to as a "Non-Control Transaction."

                (ii) A complete liquidation or dissolution of the Company; or

                (iii) The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than (i) any such sale or disposition that results in at least fifty percent (50%) of the Company's assets being owned by one or more subsidiaries or (ii) a distribution to the Company's stockholders of the stock of a subsidiary or any other assets).

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Voting Securities (X) as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this subsection (X)) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur, or (Y) and such Subject Person (1) within fourteen (14) Business Days (or such greater period of time as may be determined by action of the Board) after such Subject Person would otherwise have caused a Change in Control (but for the operation of this clause (Y)), such Subject Person notifies the Board that such Subject Person did so inadvertently, and (2) within seven (7) Business Days after such notification (or such greater period of time as may be determined by action of the Board), such Subject Person divests itself of a sufficient number of Voting Securities so that such Subject Person is no longer the Beneficial Owner of more than the permitted amount of the outstanding Voting Securities.


                2. A "Tender Offer" shall occur when any Person, either alone or in conjunction with others, makes a tender offer, or exchange offer, or otherwise offers to purchase, or solicits an offer to sell to such person, one percent or more of the outstanding shares of RadioShack Corporation securities.

     C. WITHDRAWAL. No Participant shall be deemed to have withdrawn from the Plan by reason of receiving a cash or Stock distribution pursuant to Section XX.A.

     D. AMENDMENT OR TERMINATION. Notwithstanding any provision contained in the Plan to the contrary, for a period of one (1) year following a Change in Control the Plan may not be terminated or amended in any way that would adversely affect the computation or amount of, or entitlement to, benefits hereunder, including, but not limited to, (a) any reduction in the right to make Employee Payroll Deductions by any individual who was an Employee on the date immediately prior to a Change in Control, (b) a reduction in the level of Company Contributions with respect to such individuals or (c) any change in the distribution or withdrawal provisions; provided, however, that if the Stock ceases to be publicly traded, there may be substituted for Stock under the Plan one or more reasonable investments. Any amendment or termination of the Plan that (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control shall be null and void, and shall have no effect whatsoever.

     E. AMENDMENT TO ARTICLE XX. Notwithstanding any provision contained in the Plan to the contrary, no provision of this Article XX may be amended at any time in any manner that would adversely affect the right to or amount of any benefits upon a Change in Control.

     F. SUCCESSORS AND ASSIGNS. Notwithstanding any provision contained in the Plan to the contrary, the provisions of this Article XX shall be binding upon the Company and its successors and assigns.

     G. SEVERABILITY. Notwithstanding any provision contained in the Plan to the contrary, the provisions of the Plan shall be deemed severable and the validity or un-enforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     H. CONTRARY PROVISIONS. The provisions of this Article XX shall govern notwithstanding anything contained in the Plan to the contrary.

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


Date:  August 5, 2004                  By  /s/   Leonard H. Roberts
                                          --------------------------------
                                                 Leonard H. Roberts
                                               Chief Executive Officer

                                                                   Exhibit 31(b)
                                 CERTIFICATIONS

I, David P. Johnson, certify that:

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


Date:  August 5, 2004                  By  /s/   David P. Johnson
                                           -------------------------------
                                                 David P. Johnson
                                           Acting Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and David P. Johnson, Acting Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
August 5, 2004



/s/ David P. Johnson

David P. Johnson
Acting Chief Financial Officer
August 5, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.