Form 10-Q
period 2004-09-30
RADIOSHACK CORP
filed 2004-11-05
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

   100 Throckmorton Street, Suite 1800
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 29, 2004 was 158,470,136.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
(In millions, except per share amounts)           2004             2003             2004            2003
---------------------------------------      -------------    -------------    -------------   -------------
Net sales and operating revenues              $   1,101.5      $   1,063.6      $   3,247.9     $   3,158.9
Cost of products sold                               544.7            530.9          1,598.5         1,577.6
                                             -------------    -------------    -------------   -------------
Gross profit                                        556.8            532.7          1,649.4         1,581.3
                                             -------------    -------------    -------------   -------------

Operating expenses:
  Selling, general and administrative               415.2            421.4          1,230.3         1,235.8
  Depreciation and amortization                      24.4             23.3             73.3            68.8
                                             -------------    -------------    -------------   -------------
Total operating expenses                            439.6            444.7          1,303.6         1,304.6
                                             -------------    -------------    -------------   -------------

Operating income                                    117.2             88.0            345.8           276.7

Interest income                                       1.7              1.9              5.9            11.4
Interest expense                                     (6.5)            (8.7)           (21.0)          (28.1)
Other income, net                                    --                8.9              2.0            12.0
                                             -------------    -------------    -------------   -------------

Income before income taxes                          112.4             90.1            332.7           272.0
Provision for income taxes                           42.7             33.0            126.4           100.8
                                             -------------    -------------    -------------   -------------

Net income                                    $      69.7      $      57.1      $     206.3     $     171.2
                                             =============    =============    =============   =============

Net income available per common share:

  Basic                                       $      0.44      $      0.34      $      1.28     $      1.01
                                             =============    =============    =============   =============

  Diluted                                     $      0.43      $      0.34      $      1.26     $      1.01
                                             =============    =============    =============   =============

Weighted average shares used in computing earnings per share:

  Basic                                             160.0            166.1            161.6           168.8
                                             =============    =============    =============    =============

  Diluted                                           161.0            167.6            163.1           169.4
                                             =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                          September 30,       December 31,      September 30,
(In millions, except for share amounts)                                       2004               2003                2003
                                                                          -------------      -------------      -------------
Assets
Current assets:
  Cash and cash equivalents                                               $      384.8       $     634.7        $      558.2
  Accounts and notes receivable, net                                             158.0             182.4               121.4
  Inventories, net                                                             1,032.0             766.5               914.6
  Other current assets                                                            92.0              83.0                91.3
                                                                          -------------      -------------      -------------

    Total current assets                                                       1,666.8           1,666.6             1,685.5

Property, plant and equipment, net                                               599.0             513.1               438.3
Other assets, net                                                                 75.0              64.2                95.5
                                                                          -------------      -------------      -------------
Total assets                                                              $    2,340.8       $   2,243.9        $    2,219.3
                                                                          =============      =============      =============

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt, including current maturities of long-term debt         $       85.3       $      77.4        $       39.5
  Accounts payable                                                               466.2             300.2               409.8
  Accrued expenses                                                               270.1             343.0               265.3
  Income taxes payable                                                           115.9             137.5               150.2
                                                                          -------------      -------------      -------------

    Total current liabilities                                                    937.5             858.1               864.8

Long-term debt, excluding current maturities                                     508.9             541.3               546.5
Other non-current liabilities                                                     80.9              75.2                81.3
                                                                          -------------      -------------      -------------

    Total liabilities                                                          1,527.3           1,474.6             1,492.6
                                                                          -------------      -------------      -------------

Commitments and contingent liabilities (Notes 8 and 9)

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized:
    Series A junior participating, 300,000 shares designated
      and none issued                                                             --                 --                 --
  Common stock, $1 par value, 650,000,000 shares authorized;
    191,033,000, 191,033,000, 236,033,000 shares issued,
      respectively                                                               191.0             191.0               236.0
  Additional paid-in capital                                                      80.2              75.2                68.5
  Retained earnings                                                            1,377.6           1,210.6             2,173.7
  Treasury stock, at cost; 32,162,000, 28,481,000 and
    71,513,000 shares, respectively                                             (834.8)           (707.2)           (1,751.1)
  Accumulated other comprehensive loss                                            (0.5)             (0.3)               (0.4)
                                                                          -------------      -------------      -------------
    Total stockholders' equity                                                   813.5             769.3               726.7
                                                                          -------------      -------------      -------------
Total liabilities and stockholders' equity                                $    2,340.8       $   2,243.9        $    2,219.3
                                                                          =============      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                         Nine Months Ended
                                                                                            September 30,
(In millions)                                                                          2004              2003
 ------------                                                                     -------------      -------------
Cash flows from operating activities:
Net income                                                                        $     206.3        $     171.2
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        73.3               68.8
    Provision for credit losses and bad debts                                            (0.2)               0.5
    Other items                                                                          11.5               15.4
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                                        24.7               77.6
    Inventories                                                                        (265.5)              54.2
    Other current assets                                                                 (9.7)             (11.7)
    Accounts payable, accrued expenses and income taxes payable                          43.6               33.7
                                                                                  -------------      -------------
Net cash provided by operating activities                                                84.0              409.7
                                                                                  -------------      -------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                           (164.1)             (88.6)
  Proceeds from sale of property, plant and equipment                                     2.4                0.3
  Proceeds from sale of installation subsidiary                                          --                  4.7
  Other investing activities                                                            (11.4)              (2.5)
                                                                                  -------------      -------------
Net cash used in investing activities                                                  (173.1)             (86.1)
                                                                                  -------------      -------------

Cash flows from financing activities:
  Purchases of treasury stock                                                          (206.3)            (209.4)
  Sale of treasury stock to employee benefit plans                                       27.3               27.1
  Proceeds from exercise of stock options                                                41.7                6.4
  Changes in short-term borrowings, net                                                  16.1              (16.0)
  Repayments of long-term borrowings                                                    (39.6)             (20.0)
                                                                                  -------------      -------------
Net cash used in financing activities                                                  (160.8)            (211.9)
                                                                                  -------------      -------------

Net (decrease) increase in cash and cash equivalents                                   (249.9)             111.7
Cash and cash equivalents, beginning of period                                          634.7              446.5
                                                                                  -------------      -------------
Cash and cash equivalents, end of period                                          $     384.8        $     558.2
                                                                                  =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement are included. However, our operating results for the nine months ended September 30, 2004 and 2003, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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


                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
(In millions, except per share amounts)                    2004              2003                2004              2003
---------------------------------------               --------------    --------------      --------------    --------------
Net income, as reported                                 $    69.7         $    57.1           $   206.3         $   171.2
  Stock-based employee compensation expense
    included in reported net income, net of
    related tax effects                                       3.2               3.5                 9.3               9.3
  Total stock-based employee compensation
    expense determined under fair value method
    for all awards, net of related tax effects               (8.6)            (12.0)              (27.3)            (37.6)
                                                      --------------    --------------      --------------    --------------
Pro forma net income                                    $    64.3         $    48.6           $   188.3         $   142.9
                                                      ==============    ==============      ==============    ==============
Net income available per share:
    Basic - as reported                                 $    0.44         $    0.34           $    1.28         $    1.01
    Basic - pro forma                                   $    0.40         $    0.29           $    1.17         $    0.85
    Diluted - as reported                               $    0.43         $    0.34           $    1.26         $    1.01
    Diluted - pro forma                                 $    0.40         $    0.29           $    1.15         $    0.84


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

                                                       Three Months Ended                      Three Months Ended
                                                       September 30, 2004                      September 30, 2003
                                             --------------------------------------  --------------------------------------
                                               Income       Shares      Per Share      Income       Shares     Per Share
(In millions, except per share amounts)      (Numerator) (Denominator)    Amount     (Numerator) (Denominator)   Amount
 -------------------------------------       ------------ ------------ ------------  ------------ ------------ ------------
Basic EPS
Net income                                    $   69.7        160.0     $   0.44      $   57.1        166.1     $   0.34
                                                                       ============                            ============
Effect of dilutive securities:
Plus: Assumed exercise of stock options                         1.0                                     1.5
                                             ------------ ------------               ------------ ------------
Diluted EPS
Net income plus assumed conversions           $   69.7        161.0     $   0.43      $   57.1        167.6     $   0.34
                                             ============ ============ ============  ============ ============ ============


                                                        Nine Months Ended                       Nine Months Ended
                                                       September 30, 2004                      September 30, 2003
                                             --------------------------------------  --------------------------------------
                                               Income       Shares      Per Share      Income       Shares     Per Share
(In millions, except per share amounts)      (Numerator) (Denominator)    Amount     (Numerator) (Denominator)   Amount
 -------------------------------------       ------------ ------------ ------------  ------------ ------------ ------------
Basic EPS
Net income                                    $  206.3        161.6     $   1.28      $  171.2        168.8     $   1.01
                                                                       ============                            ============
Effect of dilutive securities:
Plus: Assumed exercise of stock options                         1.5                                     0.6
                                             ------------ ------------               ------------ ------------
Diluted EPS
Net income plus assumed conversions           $  206.3        163.1     $   1.26      $  171.2        169.4     $   1.01
                                             ============ ============ ============  ============ ============ ============


Options to purchase 15.9 million and 11.1 million shares of common stock for the quarter and nine month periods ended September 30, 2004, respectively, as compared to options to purchase 16.8 million and 19.2 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported.

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

NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2004 and 2003, was $69.6 million and $57.3 million, respectively, and comprehensive income for the nine months ended September 30, 2004 and 2003, was $206.1 million and $171.3 million, respectively. The only other components of comprehensive income in 2004 and 2003, aside from net income for the periods reported, were foreign currency translation adjustments and the accretion of the gain on the 2001 interest rate swap transactions.

NOTE 6 - BUSINESS RESTRUCTURINGS
At September 30, 2004, the balance in the restructuring reserve related to the closure of various McDuff, Computer City and Incredible Universe retail stores in 1996 and 1997 was $6.9 million. This reserve represents the expected costs to be paid in connection with the remaining real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases. During the nine months ended September 30, 2004, costs of $10.1 million were charged against this reserve, principally relating to the settlement of one location in Miami, Florida.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46R does not apply to any part of our business, including our dealer/franchise outlets, and we did not make any adjustments to our consolidated financial statements as a result.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $162 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

NOTE 9 - LITIGATION
On July 28, 2003, we received a payment of $15.7 million as a result of the favorable settlement of a previously filed lawsuit. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois on October 31, 2002, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at September 30, 2004.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the period or year of settlement, it is our belief that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

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

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, both with a maturity in May 2011, to effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 7.375%. We have designated these agreements as fair value hedging instruments.

NOTE 12 - SALE OF INSTALLATION BUSINESS AND CLOSURE OF VARIOUS MANUFACTURING
          UNITS
On September 10, 2003, we sold our installation business, AmeriLink Corp. (also referred to as RSIS), a wholly-owned subsidiary, to INSTALLS inc, LLC in a cash for stock sale, resulting in a loss of $1.8 million, which was recorded in other income. Additionally, during the third quarter of 2003 we recorded $2.9 million of inventory adjustments in cost of products sold and $3.6 million in SG&A expense relating primarily to employee severance cost. These pre-tax charges of $8.3 million relate to the sale of AmeriLink Corp., as well as the closure of several manufacturing facilities.

NOTE 13 - DIVIDENDS DECLARED
On September 24, 2004, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend will be paid on December 20, 2004, to stockholders of record on December 1, 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS ("MD&A").

RadioShack is primarily a retailer of consumer electronics goods and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, specially-trained sales staff and relationships with reputable vendors. We believe this strategy will provide us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce our costs of products sold and selling, general and administrative expense. Furthermore, we believe that, by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased long-term financial returns for our shareholders.

This section of our report discusses certain factors that may affect our future results (including economic and industry-wide factors), the results of our operations, and our liquidity and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ materially include, but are not necessarily limited to, the following factors.

General Business Factors

o Changes in national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, equity market levels, consumer credit availability, interest rates, consumers' disposable income and spending levels, continued rise of oil prices, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China's currency against the U.S. dollar;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o    the  disruption  of  international,  national  or  regional  transportation systems;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate our access to longer term capital or short-term credit availability;
o the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us; and
o the occurrence of severe weather events or natural disasters which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season.

RadioShack Specific Factors

o The inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the failure to maintain or increase the level of sales in our non-wireless business categories;
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation;
o the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our operating strategies;
o the inability to collect the level of anticipated residual income, subscriber acquisition fees, and rebates for products and third-party services offered by us;
o the inability to optimize and execute our strategic plans, including our retail services operations and other sales channels;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products; and
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market.

OVERVIEW OF QUARTERLY FINANCIAL PERFORMANCE

Management reviews a number of key indicators to evaluate our financial performance, including:

o        net sales and operating revenues,
o        gross margin,
o        selling, general and administrative ("SG&A") expense, and
o        operating margin.

RadioShack's net sales and operating revenues increased 3.6%, and our gross margin improved to 50.5%, for the quarter ended September 30, 2004. Our SG&A expense decreased to 37.7% of net sales, which contributed to the increase in our operating margin to 10.6%.

In managing our business, management uses various metrics for company-operated stores, including average tickets per store and average sales per ticket. See the table below for a summary of these statistics for the periods indicated.


                                            Three Months Ended September 30,
                                         --------------------------------------
                                             2004         2003         2002
                                         ------------ ------------ ------------
Average tickets per store per day             63           67           67
Average sales per ticket                    $33.38      $29.44        $28.47


For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RADIOSHACK RETAIL OUTLETS

The table below shows RadioShack's retail locations categorized by company-operated stores and dealer/franchise outlets. While the dealer outlets represent approximately 26% of RadioShack's locations, sales to dealer/franchisees are less than 10% of our net sales and operating revenues, as indicated below.

                                         September 30,   June 30,     March 31,    December 31,  September 30,
                                             2004          2004          2004          2003          2003
                                         ------------  ------------  ------------  ------------  ------------
Company-operated                             5,074         5,091         5,105         5,130         5,132
Dealer/franchise outlets                     1,811         1,849         1,884         1,921         1,935
                                         ------------  ------------  ------------  ------------  ------------
Total number of retail locations             6,885         6,940         6,989         7,051         7,067
                                         ============  ============  ============  ============  ============


In addition to our company-operated stores and dealer/franchise outlets, our existing sales channels include our www.radioshack.com Web site, as well as outbound and inbound telephone call centers.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                      Three Months Ended September 30,   Nine Months Ended September 30,
(In millions)                               2004            2003            2004            2003
-------------                          --------------  --------------    --------------  --------------
Company-operated store sales            $   1,029.1     $     983.1       $   3,048.6     $   2,948.8
Dealer/franchise and other sales               72.4            80.5             199.3           210.1
                                       --------------  --------------    --------------  --------------
Net sales and operating revenues        $   1,101.5     $   1,063.6       $   3,247.9     $   3,158.9
                                       ==============  ==============    ==============  ==============



Net Sales and Operating Revenues

Sales increased 3.6% to $1,101.5 million for the quarter ended September 30, 2004, compared to $1,063.6 million in the corresponding prior year period. For the nine months ended September 30, 2004, our overall sales increased 2.8% to $3,247.9 million, compared to $3,158.9 million for the same period in 2003. Comparable store sales increased 5% for the quarter and 4% for the nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These increases were primarily the result of increases in wireless department sales and, to a lesser extent, increased sales in our computer department, as described below. These sales increases were partially offset by decreased sales in our remaining departments. We expect an overall sales gain for 2004 as discussed in further detail below.

Sales in the wireless communication department, which consists of wireless handsets, accessories, and wireless services such as prepaid airtime and bill payments, increased approximately 19% and 21% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These sales increases were due primarily to higher revenue per handset, as well as an increase in the number of handsets sold over the prior year. We believe our 2004 wireless sales will increase by more than 16% over 2003 due to, among other things, new technologies, sales promotions, and carrier compensation models. Also included in this anticipated sales increase is the impact of our recently announced acquisition in October 2004 of certain assets previously owned by privately-held Wireless Retail, Inc., enabling us to operate wireless kiosks in approximately 540 locations within SAM'S CLUB locations. SAM'S CLUB is a division of Wal-Mart Stores, Inc.

Sales in the wired communication department, which includes residential telephones, answering machines and other related telephony products, decreased approximately 15% and 12% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were the result of a decline in sales of wire-line telephones and accessories. We anticipate that sales in this department will be lower for 2004, compared to 2003, as customers continue to migrate to more advanced wireless and internet technologies.

Sales in the radio communication department decreased approximately 16% and 13% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily the result of a decrease in sales of Family Radio Service ("FRS") and other two-way radios. We believe sales in this department will be lower for 2004, compared to 2003.

Sales in the home entertainment department, which consists of all home audio and video end-products and accessories, including direct-to-home satellite hardware and installation, decreased approximately 18% and 19% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily attributable to the elimination of sales of DirecTV satellite dishes and their related installation services during 2003. Additionally, lower sales from home audio and home entertainment accessories contributed to the sales decreases. We anticipate that sales in the home entertainment department will be lower for 2004, compared to 2003.

Sales in the computer department, which includes desktop, laptop, handheld computers and related accessories, in addition to digital cameras and home networking products, increased 13% and 9% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These increases were due primarily to increased sales of digital imaging, home networking and computer accessory products. We expect that sales in the computer department will increase in 2004, compared to 2003.

Sales for the power and technical department decreased approximately 1% and 2% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were primarily due to decreased sales in the technical product category. In addition, sales of radio-controlled toy specialty batteries were lower as a result of lower sales of the associated end-products requiring them. The sales decreases were substantially offset by strong sales of general purpose batteries and iGo power products. We anticipate that sales will increase in this department in 2004, compared to 2003.

Sales in the personal electronics, toys and music department decreased approximately 5% and 12% for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These decreases were broadly due to a lack of consumer response to our assortment plan and product transitions. The sales decreases in 2004 were partially offset by sales of satellite radio products, our XMODS(R) branded cars and MP3 players. We anticipate that sales in this department will be lower for 2004, compared to 2003.

Gross Profit

For the quarter ended September 30, 2004, gross profit dollars increased $24.1 million and gross margin improved 0.4 percentage points to 50.5% from 50.1% in the corresponding 2003 period. For the nine months ended September 30, 2004, gross profit dollars increased $68.1 million and gross margin improved 0.7 percentage points to 50.8% from 50.1% in the corresponding 2003 period. Gross margin improvement for the quarter was driven primarily by more effective product procurement and improved mark-down performance. We continue to reap benefits from the centralization and improved coordination of our global sourcing team. The benefits gained from this team's knowledge and experience in procuring consumer electronics has more than offset any rising costs of these products.

In addition, we have experienced an approximate 33% reduction in sales contribution from marked-down products for the 2004 periods, compared to 2003. We managed mark-downs better in the quarter and nine months ended September 30, 2004, versus the corresponding prior year periods by selling more products at full price and minimizing the impact of mark-downs. These favorable factors were partially offset by a less favorable merchandise mix and declines in the average selling price for certain product categories.

We anticipate that our gross margin rate for 2004 will be above our 2003 gross margin rate, due primarily to the impact of our supply chain management initiatives, particularly in vendor relations and end-of-life inventory management.

Selling, General and Administrative Expense

Our selling, general and administrative ("SG&A") expense decreased 1.5% or $6.2 million for the quarter and decreased 0.4% or $5.5 million for the nine months ended September 30, 2004, when compared to the corresponding prior year periods. This represents 1.9 and 1.2 percentage point decreases to 37.7% and 37.9% of net sales and operating revenues for the quarter and nine months ended September 30, 2004, respectively, when compared to the corresponding prior year periods. These percentage decreases were primarily the result of higher overall sales in the current periods. Both the third quarter and nine month dollar decreases were largely due to better expense management.

Payroll and commissions expense decreased in both dollars and as a percent of net sales and operating revenues for the quarter and nine months ended September 30, 2004. Advertising expense increased in dollars for the quarter ended September 30, 2004, but decreased as a percent of net sales and operating revenues. For the nine months ended September 30, 2004, advertising expense increased in dollars, but remained the same as a percent of net sales and operating revenues, as spending levels remained constant. Insurance expense increased in both dollars and as a percent of net sales and operating revenues for the quarter ended September 30, 2004, as a result of increased health-related insurance claims. However, insurance expense decreased in both dollars and as a percent of net sales and operating revenues for the nine months ended September 30, 2004. We have managed SG&A expense growth, in part, by improving productivity, reducing employee headcount, lowering our absorption of increased health insurance costs, and consolidating and outsourcing certain functions and operations.

Management will continue to review additional opportunities to reduce SG&A expense in the future. As a result of increased sales volume, we expect our 2004 SG&A expense to increase approximately 2.5% to 3.5% in dollars and to decrease slightly as a percent of net sales and operating revenues, when compared to 2003. SG&A expense in the fourth quarter of 2004 will include operating expenses, along with initial integration costs, associated with our operation of the SAM'S CLUB wireless kiosk business.

Net Interest Expense

Interest expense, net of interest income, for the quarter and nine months ended September 30, 2004, was $4.8 million and $15.1 million, respectively, versus $6.8 million and $16.7 million for the comparable prior year periods.

Interest expense decreased $2.2 million and $7.1 million for the quarter and nine months ended September 30, 2004, respectively. The decrease in interest expense was primarily due to the capitalization of interest expense related to the construction of our new corporate campus and the favorable impact of our interest rate swaps.

Interest income decreased $0.2 million and $5.5 million for the quarter and nine months ended September 30, 2004, respectively. The nine month decrease was primarily the result of $6.2 million received relating to a tax settlement in the second quarter of 2003, compared to $1.4 million received relating to a tax settlement in the second quarter of 2004.

Interest expense, net of interest income, is expected to be flat in 2004, when compared to 2003. We anticipate that net interest expense will increase in 2005, when compared to 2004, primarily due to the elimination of capitalized interest as a result of the scheduled completion of our new corporate headquarters.

Other Income, Net

During the quarters ended September 30, 2004 and 2003, we received no payments under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"). However, during the nine months ended September 30, 2004, we received payments and recorded income of $2.0 million under this agreement, compared to $3.1 million received and recorded in the corresponding prior year period. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. We cannot give any assurances as to the amount or frequency of payment, if any, that may be received each quarter.

On July 28, 2003, we received a payment of $15.7 million as a result of the favorable settlement of a previously filed lawsuit. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

On September 10, 2003, we sold our wholly-owned subsidiary, AmeriLink Corp. (also referred to as RSIS), to INSTALLS inc, LLC in a cash for stock sale, resulting in a loss of $1.8 million, which was recorded in other income.

Provision for Income Taxes

The provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the quarter and nine months ended September 30, 2004, was approximately 38.0%. The effective tax rate for the quarter and nine months ended September 30, 2003 was 36.6% and 37.1%, respectively. The lower effective tax rate for both the quarter and nine months ended September 30, 2003, was the result of an IRS settlement in 2003 related to prior years' tax matters.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). FIN 46 is intended to clarify the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities, a controlling financial interest cannot be identified based on an evaluation of voting interests and may be achieved through arrangements that do not involve voting interests. The consolidation requirement of FIN 46 is effective immediately to variable interests in variable interest entities ("VIEs") created or obtained after January 31, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which delayed the effective date of the application to us of FIN 46 to non-special purpose VIEs acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provided additional technical clarifications to implementation issues. We have determined that FIN 46R does not apply to any part of our business, including our dealer/franchise outlets, and we did not make any adjustments to our consolidated financial statements as a result.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow - Operating Activities

Cash provided by operating activities was $84.0 million for the nine month period ended September 30, 2004, compared to $409.7 million provided by operating activities in the prior year comparable period.

At September 30, 2004, changes in accounts receivable provided $24.7 million in cash since December 31, 2003, compared to $77.6 million in cash provided for the nine months ended September 30, 2003. The lower amount of cash provided by accounts receivable in 2004 was the result of a higher service provider balance at December 31, 2002, which was collected during 2003 as improved collection efficiencies were realized. These collection efficiencies resulted in a lower accounts receivable balance at December 31, 2003, when compared to the prior year, and they were maintained throughout 2004.

An increase in inventory since December 31, 2003 used $265.5 million in cash for the nine months ended September 30, 2004, compared to $54.2 million in cash provided by an inventory reduction for the nine months ended September 30, 2003. A lower inventory position at December 31, 2003, when compared to target levels, coupled with an anticipated increase in sales during the upcoming holiday selling season, prompted the inventory increase for the first nine months of 2004.

In addition, during the nine months ended September 30, 2004, $32.9 million in cash was provided by accounts payable, while $17.2 million and $5.8 million more were used by accrued expenses and taxes payable, respectively.

Cash Flow - Investing Activities

Cash used in investing activities for the nine months ended September 30, 2004, was $173.1 million, compared to $86.1 million in the corresponding prior year period. Investing activities for the nine months ended September 30, 2004, included capital expenditures totaling $164.1 million, compared to $88.6 million in 2003, primarily for the construction of our new corporate campus and, to a lesser extent, store and information systems upgrades. In 2003, we also received net proceeds of $4.7 million from INSTALLS inc, LLC for the sale of RSIS, which is discussed above under "Other Income, Net." We anticipate that our capital expenditure requirements for 2004 will be approximately $260.0 million, compared to $190.0 million for 2003. This $70.0 million increase over 2003 primarily relates to the construction of our new corporate headquarters. Store remodels and relocations and updated information systems account for almost half of our anticipated 2004 capital expenditures, which we plan to finance through cash from operations and, if needed, existing cash and cash equivalents.

Cash Flow - Financing Activities

Cash used in financing activities for the nine months ended September 30, 2004, was $160.8 million, compared to $211.9 million in the corresponding prior year period. We repurchased $206.3 million of common stock during the nine months ended September 30, 2004, compared to $209.4 million during the same period of 2003, for our employee benefit plans and our board approved repurchase programs. These repurchases were partially funded by $69.0 million and $33.5 million received, respectively, from the sale of treasury stock to employee benefit plans and from stock option exercises during the corresponding current and prior year periods.

We intend to execute share repurchases from time to time, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. We anticipate that we will repurchase, under our authorized repurchase program, between $225.0 million and $250.0 million of our common stock during 2004. The funding required for this share repurchase program will come from cash generated from net sales and operating revenues and cash and cash equivalents. In addition to the program described above, we also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

Other Financial Condition Information

We had $384.8 million in cash and cash equivalents at September 30, 2004, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million commercial paper program, which is supported by bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. However, we currently do not expect that the commercial paper market will be unavailable to us, thus causing us to utilize the credit facilities. As of September 30, 2004, we had no commercial paper outstanding and had not utilized our credit facilities.

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

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, both with a maturity in May 2011, to effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 7.375%. We have designated these agreements as fair value hedging instruments.

On September 24, 2004, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend will be paid on December 20, 2004, to shareholders of record on December 1, 2004. The dividend payment of approximately $40.0 million in the fourth quarter will be funded from existing cash and cash equivalents.

At September 30, 2004, total capitalization was $1,407.7 million, which consisted of $594.2 million of debt and $813.5 million of stockholders' equity, resulting in a total debt to capitalization ratio of 42.2%. The debt to capitalization ratio was 44.6% at December 31, 2003, and 44.6% at September 30, 2003. These ratio decreases were primarily the result of increases in stockholders' equity of $44.2 million and $86.8 million since December 31, 2003, and September 30, 2003, respectively. Long-term debt as a percentage of capitalization was 36.2% at September 30, 2004, 39.0% at December 31, 2003, and 41.6% at September 30, 2003. The ratio decreases since September 30, 2003, and December 31, 2003, were both due to the repayment of long-term debt and an increase in stockholders' equity.

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $80.1 million for the nine months ended September 30, 2004, compared to a $321.1 million source of cash in the corresponding period in 2003. This $401.2 million change in free cash flow primarily resulted from a net cash usage within our working capital components in 2004, compared to net cash provided by working capital in the corresponding prior year period, as discussed in the "Cash Flow - Operating Activities" section above. Additionally, free cash flow was impacted by an increase in capital expenditures, when compared to the corresponding prior year period. We expect to generate free cash flow during the fourth quarter holiday selling season, despite the buildup of inventory and accounts receivable associated with our operation of the SAM'S CLUB wireless kiosk business. We expect our 2004 annual free cash flow to be between $30.0 million and $40.0 million. For 2005, we anticipate an annual free cash flow level of approximately $155.0 million to $165.0 million.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which provided $84.0 million for the nine months ended September 30, 2004, compared to $409.7 million provided during the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

                                               Nine Months Ended September 30,    Year Ended December 31,
(In millions)                                       2004            2003                   2003
-------------                                   ------------    ------------           ------------
Net cash provided by operating activities        $    84.0       $   409.7              $   651.9
Less:
  Additions to property, plant and equipment         164.1            88.6                  189.6
  Dividends paid                                      --              --                     40.8
                                                ------------    ------------           ------------
Free cash flow                                   $   (80.1)      $   321.1              $   421.5
                                                ============    ============           ============


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At September 30, 2004, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual
Report on Form 10-K for the year ended December 31, 2003. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 28, 2003, we received a payment of $15.7 million as a result of the favorable settlement of a previously filed lawsuit. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

We are currently a party to a class action lawsuit, styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois on October 31, 2002, alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act. While the alleged damages in this lawsuit are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending this case. Furthermore, we fully expect this case to be favorably determined as a matter of federal law. If, however, an adverse resolution of the litigation occurs, we believe it could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with this matter was not determinable at September 30, 2004.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the period or year of settlement, it is our belief that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC's rules) of RadioShack common stock for the periods indicated.

                           PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
                                                                   Total Number
                                                                     of Shares      Maximum Number
                                                                   Purchased as        of Shares
                                                                      Part of        that May Yet
                                                                     Publicly        Be Purchased
                              Total Number of                        Announced         Under the
                                  Shares         Average Price       Plans or          Plans or
                               Purchased (1)    Paid per Share     Programs (2)      Programs (2)
                              --------------    --------------    --------------    --------------
July 1 - 31, 2004                1,000,000        $    28.04           950,000         5,136,400
August 1 - 31, 2004                850,000        $    26.96           850,000         4,286,400
September 1 - 30, 2004             225,000        $    28.22           225,000         4,061,400
                              --------------    --------------    --------------
  Total                          2,075,000        $   27.62          2,025,000
                              ==============    ==============    ==============


(1) The total number of shares purchased includes all repurchases made during the periods indicated. In July 2004, 50,000 shares were repurchased through other than a publicly announced plan or program in open-market transactions. These repurchases were used to satisfy our obligations under our employee benefit plans.

(2) These publicly announced plans or programs consist of RadioShack's 15 million share repurchase program. This program was announced on February 20, 2003, and has no expiration date. During the period covered by the table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 21, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RadioShack Corporation
                                            (Registrant)



Date:  November 5, 2004    By  /s/        David P. Johnson
                               --------------------------------------
                                          David P. Johnson
                            Senior Vice President, Acting Chief Financial
                                       Officer and Controller
                            (Principal Financial and Accounting Officer)



Date:  November 5, 2004         /s/        Martin O. Moad
                                --------------------------------------
                                           Martin O. Moad
                                    Vice President and Treasurer
                                        (Authorized Officer)

                             RADIOSHACK CORPORATION
                                INDEX TO EXHIBITS


Exhibit
Number            Description

3a Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000).

3a(i) Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999).

3b RadioShack Corporation Bylaws, amended and restated as of October 17, 2003 (filed as Exhibit 3b to RadioShack's Form 10-Q filed on November 12, 2003, for the fiscal quarter ended September 30, 2003).

10(a)*            Form of Incentive Stock Plan(s) Stock Option Agreement for
                  Officers.

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

                                                                   Exhibit 10(a)
                                                        Date: __________________
                                                        Price:$_________________


                             INCENTIVE STOCK PLAN(S)
                             STOCK OPTION AGREEMENT
                                    (OFFICER)

     THIS AGREEMENT, made as of the ____ day of ___________, _______ (the "Grant Date"), between RadioShack Corporation, a Delaware corporation (the "Company"), and the person named (the "Optionee") on one or more of the Notice(s) of Grant of Stock Options and Option Agreement (the "Notice(s)") attached hereto, the provisions of which are incorporated herein by reference.

     WHEREAS, the Company has adopted one or more Incentive Stock Plan(s), as identified on the Notice(s) (the "Plan(s)") in order to provide an additional incentive to certain officers of the Company and its Subsidiaries; and

     WHEREAS, the Committee responsible for administration of the Plan(s) has determined to grant an option to the Optionee as provided herein;

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Grant of Option.

     1.1 The Company hereby grants to the Optionee the right and option (the "Option") to purchase all or any part of the amount of whole shares of common stock, par value $1.00, of the Company ("Shares") set forth on the Notice(s) subject to, and in accordance with, the terms and conditions set forth in this Agreement.

     1.2 The portion of this Option, if any, as identified on the Notice(s) as an Incentive Stock Option is intended to qualify as an Incentive Stock Option within the meaning of Section 422 of the Code and shall be so construed; provided, however, that nothing in this Agreement shall be interpreted as a representation, guarantee or other undertaking on the part of the Company that any portion of the Option is or will be determined to be an Incentive Stock Option within the meaning of Section 422 of the Code.

     1.3 This Agreement shall be construed in accordance and consistent with, and subject to, the provisions of the Plan(s) (the provisions of which are incorporated herein by reference) and, except as otherwise expressly set forth herein, the capitalized terms used in this Agreement shall have the same definitions as set forth in the Plan(s).

     2. Purchase Price.

     The price at which the Optionee shall be entitled to purchase Shares upon the exercise of the Option shall be $___________ per Share (the "Purchase Price").

     3. Duration of Option.

     The Option shall be exercisable to the extent and in the manner provided in
Section 4 hereof for a period of seven years from the Grant Date (the "Exercise Term"); provided, however, that the Option may be earlier terminated as provided in Section 6 hereof.

     4. Exercisability of Option.

     Unless otherwise provided in this Agreement or the Plan(s), the Option shall entitle the Optionee to purchase, in whole at any time or in part from time to time, one-third (in the manner as set forth in the Notice(s)) of the total number of Shares covered by the Option after the expiration of 12 months from the Grant Date and an additional one-third of the total number of Shares covered by the Option after the expiration of each of the second and third anniversaries of the Grant Date, and each such right of purchase shall be cumulative and shall continue, unless sooner exercised or terminated as herein provided, during the remaining period of the Exercise Term. Any fractional number of Shares resulting from the application of the percentages set forth in this Section 4 shall be rounded to the next higher whole number of Shares in the first (and second if necessary) year, but no more than the total number of Shares granted shall result from the rounding up.

     5. Manner of Exercise and Payment.

     5.1 Subject to the terms and conditions of this Agreement and the Plan(s), the Option shall be exercised by timely delivery of written notice in person, by facsimile, electronic means or by certified mail return receipt requested to such person, entity and location as may be designated by the Corporate Secretary of the Company. Such notice shall state that the Optionee is electing to exercise the Option and the number of Shares in respect of which the Option is being exercised and shall be signed or authorized by the person or persons exercising the Option. If requested by the Committee, such person or persons shall (i) deliver this Agreement to the Corporate Secretary of the Company who shall endorse thereon a notation of such exercise and (ii) provide satisfactory proof as to the right of such person or persons to exercise the Option. As used in Section 5, "delivery" means the notice and payment for the Options must be received by the Company, or its specified designee, prior to expiration of the Option as provided in Section 6.1 hereof.

     5.2 The notice of exercise described in Section 5.1 shall be accompanied by the full Purchase Price for the Shares in respect of which the Option is being exercised, in cash or by certified check, or, in the discretion of the Committee, in whole or in part, by transferring Shares to the Company having a Fair Market Value on the day preceding the date of exercise equal to the cash amount for which such Shares are substituted.

     5.3 Upon timely receipt of notice of exercise and full payment for the Shares in respect of which the Option is being exercised, the Company shall, subject to the terms of the Plan(s), take such action as may be necessary to effect the transfer to the Optionee of the number of Shares as to which such exercise was effective.

     5.4 The Optionee shall not be deemed to be the holder of, or to have any of the rights of a holder with respect to any Shares subject to the Option until
(i) the Option shall have been exercised pursuant to the terms of this Agreement and the Optionee shall have paid the full Purchase Price for the number of Shares in respect of which the Option was exercised, and (ii) the Company shall have issued and delivered the Shares to the Optionee or to a broker approved by the Company, whereupon the Optionee shall have full voting and other ownership rights with respect to such Shares.

     6. Expiration of Option.

        6.1 This Option shall expire and become null and void upon the happening of whichever of the following events shall first occur:

        a) expiration of 3 months after the Optionee ceases to be employed by the Company or any of its Subsidiaries for any reason other than termination for one of the reasons set forth below in Section 6.1 b), c), d) or e) of this Agreement;

        b) expiration of 3 years since the Optionee's (i) termination of employment by reason of death, (ii) termination of employment by reason of Disability, or (iii) retirement at age 55 or older ("Retirement");

        c) the first annual anniversary of the Optionee's termination of employment following a Change in Control;

        d) the Exercise Term expires; or

        e) the Optionee's employment shall have been terminated for Cause.

     Except as provided in Section 6.2 below, only those portions of this Option exercisable as of the date of termination of the Optionee's employment may be exercised.

     In the event of the Optionee's death, the Option shall be exercisable, to the extent provided in the Plan(s) and this Agreement, by the legatee or legatees under the Optionee's will, or by the Optionee's legal representatives or distributees and such person or persons shall be substituted for the Optionee each time the Optionee is referred to herein.

     6.2 Notwithstanding the provisions of Section 4 above relating to the exercise of this Option in installments:

        a) upon the Optionee's death or Disability this Option shall be immediately exercisable, until the expiration of the period provided in section
6.1 above, for the entire number of Option Shares covered hereby;

        b) upon the Optionee's Retirement this Option shall be immediately exercisable, until the expiration of the period provided in Section 6.1 above, for the number of Option Shares covered hereby that have been held bythe Optionee for a period of 12 months or more from the Grant Date; and

        c) upon any Change in Control of the Company this Option shall become exercisable as provided below in Section 7.

     7. Effect of Change in Control.

     7.1 Notwithstanding anything contained in the Agreement to the contrary, in the event of a Change in Control of the Company, (i) the Option to the extent it qualifies as an Incentive Stock Option shall become immediately and fully exercisable for the entire number of Incentive Stock Option Shares covered hereby through the expiration of the applicable period specified in Section 6.1 above and (ii) the Optionee will be permitted to surrender for cancellation within 60 days after such Change in Control, the Incentive Stock Option or any portion of the Incentive Stock Option to the extent not yet exercised and the Optionee will be entitled to receive immediately a cash payment in an amount equal to the excess, if any, of (A) the Fair Market Value, on the date preceding the date of the surrender, of the Shares constituting the Incentive Stock Option or portion of the Incentive Stock Option surrendered, over (B) the aggregate Purchase Price for such Shares constituting the Incentive Stock Option or portion of the Incentive Stock Option surrendered.

     7.2 Notwithstanding anything contained in the Agreement to the contrary, in the event of a Change in Control of the Company, (i) the Option to the extent it is a Nonqualified Stock Option shall become immediately and fully exercisable for the entire number of Nonqualified Stock Option Shares covered hereby through the expiration of the applicable period specified in Section 6.1 above and (ii) the Optionee will be permitted to surrender for cancellation within 60 days after such Change in Control, the Nonqualified Stock Option or any portion of the Nonqualified Stock Option to the extent not yet exercised and the Optionee will be entitled to receive a cash payment in an amount equal to the excess, if any, of (A) the greater of (1) the Fair Market Value, on the date preceding the date of the surrender, of the Shares constituting the Nonqualified Stock Option or portion of the Nonqualified Stock Option surrendered, or (2) the Adjusted Fair Market Value of the Shares constituting the Nonqualified Stock Option or the portion of the Nonqualified Stock Option surrendered, over (B) the aggregate Purchase Price for such Shares constituting the Nonqualified Stock Option or portion of the Nonqualified Stock Option surrendered.

     8. Non-transferability.

     The Option shall not be transferable other than by will or by the laws of descent and distribution. During the lifetime of the Optionee, the Option shall be exercisable only by the Optionee or the Optionee's legal representative.

     9. No Right to Continued Employment.

     Nothing in this Agreement or the Plan(s) shall be interpreted or construed to confer upon the Optionee any right with respect to continuance of employment by the Company, nor shall this Agreement or the Plan(s) interfere in any way with the right of the Company to terminate the Optionee's employment at any time.

     10. Adjustments.

     In the event of a Change in Capitalization, the Committee may make appropriate adjustments to the number and class of Shares or other stock or securities subject to the Option and the Purchase Price for such Shares or other stock or securities. The Committee's adjustment shall be made in accordance with the provisions of the Plan(s) and shall be effective and final, binding and conclusive for all purposes of the Plan(s) and this Agreement.

     11. Effect of Certain Transactions.

     Subject to Section 7 hereof, upon the effective date of (i) the liquidation or dissolution of the Company or (ii) a merger or consolidation of the Company (a "Transaction"), the Option shall continue in effect in accordance with its terms and the Optionee shall be entitled to receive in respect of all Shares subject to the Option, upon exercise of the Option, the same number and kind of stock, securities, cash, property or other consideration that each holder of Shares was entitled to receive in the Transaction.

     12. Withholding of Taxes.

     12.1 The Company shall have the right to deduct from any distribution of cash to the Optionee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the 'Withholding Taxes") with respect to the Option. If the Optionee is to experience a taxable event in connection with the receipt of Shares pursuant to an Option exercise, the Optionee shall pay the Withholding Taxes to the Company prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay Withholding Taxes to the Company, the Optionee may make a written election, which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the Shares then issuable to the Optionee having an aggregate Fair Market Value, on the date preceding the date of such issuance, equal to the Withholding Taxes.

     12.2 If the Optionee makes a disposition, within the meaning of Section 424(c) of the Code and regulations promulgated thereunder, of any Incentive Stock Option Share or Incentive Stock Option Shares issued to the Optionee pursuant to the exercise of an Incentive Stock Option within the two-year period commencing on the day after the Grant Date or within the one-year period commencing on the day after the date of transfer of such Incentive Stock Option Share or Incentive Stock Option Shares to the Optionee pursuant to such exercise, the Optionee shall, within 10 days of such disposition, notify the Company thereof, by delivery of written notice to the Company at its principal executive office, and immediately deliver to the Company the amount of Withholding Taxes.

     13. Optionee Bound by the Plan(s).

     The Optionee hereby acknowledges receipt of a copy of the Plan(s) and agrees to be bound by all the terms and provisions thereof. The Optionee hereby acknowledges receipt of one or more Prospectuses for the Plan(s).

     14. Modification of Agreement.

     This Agreement may be modified, amended, suspended or terminated, and any terms or conditions may be waived, but only by a written instrument executed by the parties hereto.

     15. Severability.

     Should any provision of this Agreement be held by a court of competent jurisdiction to be unenforceable or invalid for any reason, the remaining provisions of this Agreement shall not be affected by such holding and shall continue in full force in accordance with their terms.

     16. Governing Law.

     The  validity,   interpretation,   construction  and  performance  of  this
Agreement shall be governed by the laws of the state of Texas without giving effect to the conflicts of law principles thereof.

     17. Successors in Interest.

     This Agreement shall inure to the benefit of and be binding upon any Successor Corporation. This Agreement shall inure to the benefit of the Optionee's legal representatives. All obligations imposed upon the Optionee and all rights granted to the Company under this Agreement shall be final, binding and conclusive upon the Optionee's heirs, executors, administrators, personal representatives and successors.

     18. Resolution of Disputes.

     Any dispute or disagreement which may arise under, or as a result of, or in any way relate to, the interpretation, construction or application of this Agreement shall be determined by the Committee. Any determination made hereunder by the Committee shall be final, binding and conclusive on the Optionee and Company for all purposes.

     19. Entire Agreement.

     This Agreement, together with the documents incorporated herein by reference, represents the entire agreement between the parties with respect to the subject matter hereof and this Agreement may not be modified by any oral or written agreement unless same is in writing, signed by both parties and has been approved by the Committee.

     20. Effective.

     Unless Optionee notifies the Company in writing within thirty (30) days of the date of mailing this Agreement to Optionee that Optionee does not accept the terms of this Agreement, Optionee shall be deemed to have accepted, and be bound by, the terms of this Agreement.

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


Date:  November 5, 2004    By  /s/       Leonard H. Roberts
                               --------------------------------------
                                         Leonard H. Roberts
                                       Chief Executive Officer

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


Date:  November 5, 2004    By  /s/        David P. Johnson
                               --------------------------------------
                                          David P. Johnson
                                   Acting Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and David P. Johnson, Acting Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
November 5, 2004



/s/ David P. Johnson

David P. Johnson
Acting Chief Financial Officer
November 5, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.