Form 10-K
period 2004-12-31
RADIOSHACK CORP
filed 2005-03-16
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                          Commission file number 1-5571
                            ________________________

                             RADIOSHACK CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                            75-1047710
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Mail Stop CF3-203, 300 RadioShack Circle, Fort Worth, Texas     76102
         (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (817) 415-3011
                            ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,589,175,199 based on the New York Stock Exchange closing price.

As of February 18, 2005, there were 157,888,296 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronic goods and services through our RadioShack store chain. Our strategy is to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. Throughout this report, the terms "our," "we," "us" and "RadioShack" refer to RadioShack Corporation, including its subsidiaries.

Company-Operated Stores: At December 31, 2004, we operated 5,046 company stores located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless phones and communication devices such as scanners and two-way radios; residential telephones, DVD players, computers and direct-to-home ("DTH") satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios, memory players and wellness products. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

Dealer Outlets: At December 31, 2004, we also had a network of 1,788 dealer outlets, including 45 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

Company-Operated Kiosks: At December 31, 2004, we operated 599 kiosks located throughout the United States. These kiosks are primarily inside SAM'S CLUB
locations,  as  well  as  in  major  malls.  These  locations,   which  are  not
RadioShack-branded, offer product lines including wireless telephones and associated accessories. We also provide consumers access to third-party cellular and PCS phone services.

Retail Support Operations. Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure:

     RadioShack Global Sourcing ("RSGS") - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. While the majority of RSGS's activities support our business, RSGS also provides services for outside customers.

     Consumer Electronics Manufacturing - We operate three manufacturing facilities in the United States and one overseas manufacturing operation in the Asia-Pacific region. These four manufacturing facilities employed approximately 2,400 employees as of December 31, 2004. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of "hard to find" parts and accessories for consumer electronics products.

     RadioShack.com - Products, services and information are available through our Web site www.radioshack.com. Online customers can purchase, return or exchange products available through this Web site either online or at their neighborhood RadioShack location.

     RadioShack Customer Support - Using state-of-the-art telephone systems, Web self-help guides and data networks, RadioShack Customer Support responds to more than 3.2 million phone calls and emails annually. The responses include answers to customers' unique requests for hard-to-find parts, batteries and accessories, customer service inquiries and direct sales requests related to our Web site and retail stores.

     RadioShack Service Centers - We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. At December 31, 2004, we had 15 RadioShack service centers in the U.S. and one in Puerto Rico that repair name brand and private label products sold through various sales channels. We are also a vendor-authorized service provider for third parties such as Compaq, Sony, Hewlett-Packard, RCA/Thomson, Kyocera, Nokia, Samsung, ATC Logistics & Electronics and LG Electronics, among others. In addition, we perform repairs for third-party service centers and extended service plan providers.

     RadioShack Technology Services ("RSTS") - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale ("POS") system. The majority of our company stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and/or inventory at the product, customer or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

     Distribution Centers - We have eight distribution centers that ship over one million cartons each month to our retail stores and dealer outlets.
     Two of these distribution centers also serve as fulfillment centers for our online customers.

SEASONALITY
As with most other retailers, our net sales and operating revenues, operating income and cash flows are proportionally greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the section titled "Cash Flow and Liquidity." Also, refer to Note 25 of the "Notes to Consolidated Financial Statements" for our quarterly data, which shows seasonality trends. We expect such seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our business in the United States and in foreign countries. RadioShack, RadioShack.com, and "You've got questions. We've got answers." are some of the marks most widely used by us. We believe that the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality products and services. We also believe that the loss of the RadioShack name and RadioShack marks would have a material impact on our business. Our private label manufactured products are sold primarily under the RadioShack trademark. We also own various patents and patent applications relating to electronic products sold by RadioShack.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as third-party services, to our customers. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw materials or any single private label product to have a material impact on our operations. We have formed vendor and third-party service provider relationships with well-recognized companies and, in the aggregate, certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis, where demand has exceeded supply. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Our vendor and third-party relationships include companies such as Sprint PCS, Verizon Wireless, Echo Star Satellite Corporation (DISH Network), Hewlett-Packard Company and Sirius Radio.

ORDER BACKLOG
We have no material backlog of orders for the products or services that we sell.

COMPETITION
Due to rising consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, primarily driven by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy. Department and specialty stores, such as Sears and The Home Depot, compete on a more select product category scale. Sprint, Verizon and other wireless providers compete directly with us in the wireless phone category through their own retail and online presence. Mass merchants such as Wal-Mart, Target and other alternative channels of distribution, such as mail order and e-commerce retailers, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

Management believes we have three primary factors differentiating us from our competition. First is our extensive physical retail presence with approximately 7,400 convenient retail locations in virtually every neighborhood nationwide. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers' routine electronics needs and distinct electronics wants, assisting customers with service activation, when applicable, and assisting with the selection of appropriate products and accessories. Third is our proven ability to accelerate the adoption rate of new technologies.

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

EMPLOYEES
As of December 31, 2004, we had approximately 42,000 employees, including temporary seasonal employees. Approximately 9,400 temporary employees, hired for the holiday selling season, remained at year end. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

You may obtain these materials electronically by accessing the SEC's home page on the Internet at:
                       http://www.sec.gov

In addition, we make available, free of charge on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and proxy statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Investor Relations," by accessing our Web site:

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

ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                                                Page
Property, Plant and Equipment.............       46
Commitments and Contingent Liabilities....       53

We lease, rather than own, most of our retail and service center facilities. Our stores are located primarily in major shopping malls, stand-alone buildings or shopping centers owned by other entities. We lease two distribution centers in the United States and six administrative offices and one manufacturing plant in the Asia-Pacific region. We own the property on which the other six distribution centers and three manufacturing facilities are located within the United States. We beneficially own all of the property on which our new corporate offices are located in downtown Fort Worth, Texas. This land is currently held on our behalf by a local development agency operated by the City of Fort Worth to facilitate various incentive programs provided by the city.

RETAIL OUTLETS
The table below shows our retail locations broken down between company-operated stores, kiosks and dealer outlets.
                                       Average          At December 31,
                                      Store Size  ------------------------------
                                      (Sq. Ft.)     2004      2003      2002
--------------------------------------------------------------------------------
  Company-operated stores (1)           2,529       5,046     5,121     5,161
  Kiosks (2)                               89         599         9       ---
  Dealer outlets (3)                      N/A       1,788     1,921     2,052
                                                   -------   -------   -------
  Total number of retail locations                  7,433     7,051     7,213
                                                   =======   =======   =======

(1) Over the past two years, we have closed over 100 company-operated stores, net of new store openings and relocations. This trend is due to not renewing locations that fail to meet our financial return hurdles. It is anticipated that company-operated stores will decline in 2005 by about 50 stores.

(2) Kiosks consist of 546 SAM'S CLUB locations and 53 Sprint locations at the end of 2004 and 9 Sprint locations at year end 2003. SAM'S CLUB has the unconditional right to assume the operation of up to 75 locations (in total) and to date has provided us with notice that, effective April 2005, SAM'S CLUB will assume operation of 23 kiosk locations previously operated by us. We expect the number of Sprint kiosks to increase by approximately 150 during 2005.

(3) Over the past two years, we have closed over 250 dealer outlets, net of new outlet openings or conversion to company-operated stores. This trend is due to the closure of smaller outlets that failed to meet our minimum purchase requirements. It is anticipated that dealer outlets in 2005 will not change materially from 2004.

Real Estate Owned and Leased

                                                   Approximate Square Footage
                                                         at December 31,
                      ---------------------------------------------------------------------------------
                                       2004                                      2003
                      --------------------------------------     --------------------------------------
(In thousands)          Owned         Leased        Total          Owned         Leased         Total
-------------------------------------------------------------------------------------------------------
Retail
Company-operated
  stores                    18        12,744        12,762             18        12,416        12,434
Kiosks                      --            53            53             --             1             1

Support Operations
Manufacturing              196           208           404            157           208           365
Distribution centers
 and office space        3,248         1,648         4,896          2,610         2,557         5,167
                      ----------    ----------    ----------     ----------    ----------    ----------
                         3,462        14,653        18,115          2,785        15,182        17,967
                      ==========    ==========    ==========     ==========    ==========    ==========

Below is a complete listing of our top 40 dominant marketing areas for company-operated stores, kiosks and dealers.

--------------------------------------------------------------------------------
                                                           Company Stores,
                  Dominant Marketing Area                Kiosks and Dealers
--------------------------------------------------------------------------------
     1  New York City                                           397
     2  Los Angeles                                             328
     3  Chicago                                                 196
     4  Philadelphia                                            184
     5  Ft. Worth-Dallas                                        176
     6  Washington DC                                           147
     7  Houston                                                 146
     8  Boston                                                  140
     9  San Francisco-Oakland-San Jose                          133
    10  Atlanta                                                 130
    11  Denver                                                  116
    12  Seattle-Tacoma                                          105
    13  Cleveland                                               104
    14  Phoenix                                                 103
    15  Minneapolis-St. Paul                                    103
    16  Detroit                                                  93
    17  Miami-Ft. Lauderdale                                     89
    18  Tampa-St. Petersburg                                     88
    19  Pittsburgh                                               85
    20  Sacramento-Stockton-Modesto                              82
    21  St. Louis                                                77
    22  Orlando-Daytona Beach-Melbourne                          75
    23  Salt Lake City                                           68
    24  Portland, Oregon                                         66
    25  Indianapolis                                             65
    26  Hartford-New Haven                                       61
    27  Raleigh-Durham                                           60
    28  Nashville                                                58
    29  Cincinnati                                               58
    30  Charlotte                                                57
    31  Baltimore                                                57
    32  Kansas City                                              56
    33  San Antonio                                              55
    34  Norfolk-Portsmouth-Newport News                          55
    35  Columbus                                                 55
    36  San Diego                                                54
    37  Greenville-Spartanburg-Asheville                         53
    38  Grand Rapids-Kalamazoo-Battle Creek                      50
    39  Albuquerque-Santa Fe                                     49
    40  Milwaukee                                                49
                                                         ------------------
                                           TOTAL:             4,123

ITEM 3. LEGAL PROCEEDINGS.
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse
L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at December 31, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list of our executive officers and their ages, positions and length of service with us as of February 18, 2005.

                                     Position                                           Years with
     Name                  (Date Elected to Current Position)                    Age     Company
     ----                  ----------------------------------                    ---     -------

Leonard H. Roberts (1)  Chairman of the Board (May 1999) and                     55        11
                        Chief Executive Officer (January 1999)

David J. Edmondson (2)  President and Chief Operating Officer                    45        10
                        (December 2000)

Evelyn V. Follit (3)    Senior Vice President - Chief Organizational Enabling    58         7
                        Services Officer (October 2003) and Chief Information
                        Officer (July 1998)

Mark C. Hill (4)        Senior Vice President - Chief Administrative Officer     53         8
                        (October 2003) and Secretary and General Counsel
                        (July 1997)

Laura K. Moore (5)      Senior Vice President - Chief Communications Officer     42         6
                        (March 2003)

David P. Johnson (6)    Acting Chief Financial Officer (July 2004) and           52        32
                        Senior Vice President and Controller (May 2002)


There are no family relationships among the executive officers listed, and there are no arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors to serve until their successors are appointed. All of the executive officers listed above have served RadioShack in various capacities over the past five years.

(1) Mr. Roberts has been Chairman of the Board of Directors since May 1999 and Chief Executive Officer since January 1999. Previously, Mr. Roberts was President from December 1995 to December 2000. Effective May 19, 2005, Mr. Roberts will retire as Chief Executive Officer, but will remain an employee and will serve as Executive Chairman of the Board (subject to re-election as a director by stockholders).

(2) Mr. Edmondson served as Senior Vice President, RadioShack Corporation, and Executive Vice President and Chief Operating Officer of the RadioShack division from October 1998 to December 2000, prior to his appointment as President and Chief Operating Officer. Effective May 19, 2005, Mr. Edmondson will be appointed Chief Executive Officer. Mr. Edmondson was also appointed as a member of the Board of Directors in February 2005.

(3) Ms. Follit served as Vice President and Chief Information Officer from July 1998 to May 1999, when she was appointed Senior Vice President and Chief Information Officer. In March 2003, she was appointed Senior Vice President
     - Organizational Enabling Services and Chief Information Officer and, in October 2003, she was appointed Senior Vice President - Chief Organizational Enabling Services Officer and Chief Information Officer. Effective February 28, 2005, Ms. Follit retired from RadioShack.

(4) Mr. Hill has served as Senior Vice President, Corporate Secretary and General Counsel since October 1998. In October 2003, he was appointed Senior Vice President - Chief Administrative Officer, and he continues to serve as our Secretary and General Counsel.

(5) Ms. Moore served as Vice President - Corporate Communications and Public Relations from November 1998 to October 2000, when she was appointed Senior Vice President - Public Relations and Corporate Communications, RadioShack Corporation. In March 2003, she was appointed Senior Vice President - Chief Communications Officer.

(6) Mr. Johnson served as Senior Vice President and Controller of the RadioShack division from February 1998 to December 2000, when he was appointed Senior Divisional Vice President of Shared Services. In May 2002, Mr. Johnson was appointed Senior Vice President and Controller of RadioShack Corporation. Additionally, in July 2004, he was appointed Acting Chief Financial Officer.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transactions quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2004.

                                           Dividends
  Quarter Ended        High       Low      Declared
  -------------        ----       ---      --------

December 31, 2004    $ 34.06    $ 28.09    $   --
September 30, 2004     31.27      26.04       0.25
June 30, 2004          33.73      28.28        --
March 31, 2004         36.24      28.86        --

December 31, 2003    $ 32.48    $ 27.90    $  0.25
September 30, 2003     31.62      25.37        --
June 30, 2003          27.00      21.45        --
March 31, 2003         22.65      18.74        --

HOLDERS OF RECORD
At February 18, 2005, there were 28,710 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On September 24, 2004, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend was paid on December 20, 2004, to stockholders of record on December 1, 2004.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC's rules) of RadioShack common stock for the periods indicated.

                  PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

                                                        Total Number      Maximum
                                                         of Shares       Number of
                                                        Purchased as    Shares That
                                                          Part of        May Yet Be
                                                          Publicly       Purchased
                       Total Number       Average        Announced       Under the
                        of Shares        Price Paid       Plans or        Plans or
                       Purchased (1)     per Share      Programs (2)    Programs (2)
                       -------------    ------------    ------------    ------------
October 1 - 31, 2004       498,800         $ 29.27         423,800        3,637,600
November 1 - 30, 2004      275,000         $ 32.45         100,000        3,537,600
December 1 - 31, 2004      675,000         $ 31.54         450,000        3,087,600
                       -------------                    ------------
 Total                   1,448,800         $ 30.93         973,800
                       =============                    ============

(1)The total number of shares purchased includes all repurchases made during the periods indicated. Shares totaling 75,000, 175,000 and 225,000 were repurchased in October, November and December 2004, respectively, through other than a publicly announced plan or program in open-market transactions.
   These repurchases were used to satisfy our share delivery obligations under our employee benefit plans.

(2)These publicly announced plans or programs consist of RadioShack's 15 million share repurchase program. This program was announced on February 20, 2003, and has no expiration date. During the period covered by the table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program. On February 25, 2005, however, the Board of Directors approved an additional share repurchase program. See "Share Repurchases" in MD&A below.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

                                                                    Year Ended December 31,
(Dollars and shares in millions, except per share       2004       2003       2002       2001       2000
amounts, ratios, locations and square footage)        ---------  ---------  ---------  ---------  ---------
Statements of Income Data
Net sales and operating revenues                      $4,841.2   $4,649.3   $4,577.2   $4,775.7   $4,794.7
Operating income                                      $  558.3   $  483.7   $  425.4   $  359.3   $  629.7
Net income                                            $  337.2   $  298.5   $  263.4   $  166.7   $  368.0
Net income available per common share:
 Basic                                                $   2.09   $   1.78   $   1.50   $   0.88   $   1.94
 Diluted                                              $   2.08   $   1.77   $   1.45   $   0.85   $   1.84
Shares used in computing earnings per common share:
 Basic                                                   161.0      167.7      173.0      183.8      187.3
 Diluted                                                 162.5      168.9      179.3      191.2      197.7
Gross profit as a percent of sales                        50.3%      49.8%      48.9%      48.1%      49.4%
SG&A expense as a percent of sales                        36.7%      37.4%      37.8%      35.9%      34.1%
Operating income as a percent of sales                    11.5%      10.4%       9.3%       7.5%      13.1%
Balance Sheet Data
Inventories                                           $1,003.7   $  766.5   $  971.2   $  949.8   $1,164.3
Total assets                                          $2,516.7   $2,243.9   $2,227.9   $2,245.1   $2,576.5
Working capital                                       $  817.7   $  808.5   $  878.7   $  887.9   $  585.8
Capital structure:
 Current debt                                         $   55.6   $   77.4   $   36.0   $  105.5   $  478.6
 Long-term debt                                       $  506.9   $  541.3   $  591.3   $  565.4   $  302.9
 Total debt                                           $  562.5   $  618.7   $  627.3   $  670.9   $  781.5
 Total debt, net of cash and cash equivalents         $  124.6   $  (16.0)  $  180.8   $  269.5   $  650.8
 Stockholders' equity                                 $  922.1   $  769.3   $  728.1   $  778.1   $  880.3
 Total capitalization (1)                             $1,484.6   $1,388.0   $1,355.4   $1,449.0   $1,661.8
 Long-term debt as a % of total capitalization (1)        34.1%      39.0%      43.6%      39.0%      18.2%
 Total debt as a % of total capitalization (1)            37.9%      44.6%      46.3%      46.3%      47.0%
 Book value per common share at year end              $   5.83   $   4.73   $   4.24   $   4.40   $   4.74
Financial Ratios
Return on average stockholders' equity                    39.9%      39.9%      35.0%      20.1%      43.0%
Return on average assets                                  14.2%      13.4%      11.8%       6.9%      15.6%
Annual inventory turnover                                  2.7        2.7        2.4        2.3        2.4
Other Data
Dividends declared per common share                   $  0.250   $  0.250   $  0.220   $  0.165   $  0.220
Dividends paid per common share                       $  0.250   $  0.250   $  0.220   $  0.220   $  0.220
Capital expenditures                                  $  229.4   $  189.6   $  106.8   $  139.2   $  119.6
Number of retail locations at year end                   7,433      7,051      7,213      7,373      7,199
Average square footage per company-operated store        2,529      2,450      2,400      2,350      2,300
Comparable company store sales increase (decrease)           3%         2%        (1%)        1%        11%
Shares outstanding                                       158.2      162.5      171.7      176.8      185.8

This  table  should  be read  in  conjunction  with  MD&A  and the  Consolidated
Financial Statements and related Notes.

(1)  Capitalization is defined as total debt plus total stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

This MD&A section discusses our results of our operations, liquidity and financial condition, risk management practices and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. You should read MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report.

OVERVIEW
RadioShack is primarily a retailer of consumer electronics and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors. We believe this strategy provides us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce the costs of products sold and selling, general and administrative expense as a percentage of net sales and operating revenues. Furthermore, we believe that by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

We have identified two key opportunities to drive company growth, which are in alignment with our overall strategy described above. We are focusing on growth of our core business, which includes our company-operated stores, dealers and our Web site www.radioshack.com, as well as businesses that we consider to be close to our core strengths, which includes retail services, international operations and consumer electronics repairs.

With respect to our core business, our strategy is to enhance our brands and customer experiences in our stores. We are accomplishing this by focusing on improvement of our product assortment, store personnel and store environment. In order to improve our product assortment, we are customizing key stores by market area, with the goal of providing products that are tailored to the customers of that particular market. We are also focusing on high-performing product categories, while de-emphasizing other product categories that have had lower historical performances. In addition, we are attempting to identify technologies that we believe we can grow, based on our established ability to accelerate the adoption rate of new technologies. With respect to store personnel, we are enhancing our training, compensation and store operating procedures, including our receiving, labor scheduling and hours of operation. Finally, we have improved our store environment by rolling out an updated store format to nearly 300 more stores in 2004. We intend to accelerate this roll-out in 2005. In addition, we make continuous enhancements to our store format as stores are rolled out.

We are also focusing on businesses that are considered to be close to our core strengths. This close-to-core strategy includes expanding our retail services business, recognizing innovative product channels and opportunities, and identifying international expansion opportunities. In order to identify innovative product channels and opportunities, we are focusing on creating innovative relationships with key parties such as vendors and product developers, utilizing new channels, and obtaining intellectual property and licensing rights to innovative products.

In 2004, we significantly expanded our retail services business by purchasing the wireless kiosks in SAM'S CLUB. During the fourth quarter of fiscal year 2004, we acquired wireless kiosk fixtures and inventory located within SAM'S CLUB retail locations, as well as certain other assets and liabilities from Wireless Retail, Inc. ("WRI"). The total purchase price was $59.1 million. In conjunction with this transaction, we received cash and commitments from wireless carriers of $40.3 million. Regarding our SAM'S CLUB operations, we pay rent for the use of the kiosk area within SAM'S CLUB locations, and while utilizing our own employees, POS system, and store fixtures.

Another component of our retail services business is our Sprint kiosk locations, which are Sprint-branded and are located in malls. At these locations, which we staff, we sell Sprint wireless hardware and related accessories. We have a profit-sharing and working-capital arrangement with Sprint related to these locations. We expect to continue to identify additional opportunities in our overall retail services business in 2005.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT
To identify our progress in achieving our solutions strategy, we use several key financial performance metrics, including net sales and operating revenues metrics, gross margin metrics, and selling, general and administrative ("SG&A") expense and operating margin metrics.

Net Sales and Operating Revenues Metrics

As a retailer, we consider growth in revenue to be a key indicator of our overall financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenue, comparable company store sales growth, average tickets per store and average sales per ticket.

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable company store sales growth indicates the extent to which sales were impacted by growth in existing sales channels. Comparable company store sales include the sales of any domestic, retail location where we have a physical presence, including company-operated stores and kiosks, that has more than 12 full months of recorded sales. Average tickets per store, in conjunction with average sales per ticket, provide us with an indication of whether the changes in revenues were generated by a higher volume of purchases or by purchases of products with higher prices.

The table below summarizes these revenue metrics for the years indicated:

                                           2004      2003      2002
                                         --------  --------  --------
Net sales and operating revenues growth    4.1%      1.6%     (4.2%)
Comparable store sales growth               3%        2%       (1%)
Average tickets per store per day           66        72        73
Average sales per ticket                  $34.17    $30.77    $29.40

In addition to the metrics above, we review the revenue per square foot of our various channels of distribution to determine productivity of our product assortment and the overall distribution channel.

Gross Margin Metrics

We also view our gross margin as a key metric of our financial performance, as it indicates the extent to which we are able to reduce our product costs and optimize product mix.

The table below summarizes gross margin for the years indicated:

                                           2004      2003      2002
                                         --------  --------  --------
Gross margin                               50.3%     49.8%     48.9%

SG&A Expense and Operating Margin Metrics

We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the years indicated:

                                           2004      2003      2002
                                         --------  --------  --------
SG&A expense as a percentage of sales      36.7%     37.4%     37.8%
Operating margin                           11.5%     10.4%      9.3%

RETAIL OUTLETS
The table below shows our retail locations broken down between company-operated stores, kiosks and dealer outlets. While the dealer outlets represented approximately 24% of RadioShack's total retail locations at December 31, 2004, our product sales to dealers are less than 10% of our total net sales and operating revenues (see "Results of Operations" below).

                                     Average           At December 31,
                                    Store Size  ----------------------------
                                    (Sq. Ft.)     2004      2003      2002
----------------------------------------------------------------------------
  Company-operated stores (1)         2,529      5,046     5,121     5,161
  Kiosks (2)                             89        599         9       ---
  Dealer outlets (3)                    N/A      1,788     1,921     2,052
                                                --------  --------  --------
  Total number of retail locations               7,433     7,051     7,213
                                                ========  ========  ========

(1) Over the past two years, we have closed over 100 company-operated stores, net of new store openings and relocations. This trend is due to not renewing locations that fail to meet our financial return hurdles. It is anticipated that company-operated stores will decline in 2005 by about 50 stores.

(2) Kiosks consist of 546 SAM'S CLUB locations and 53 Sprint locations at the end of 2004 and 9 Sprint locations at year end 2003. SAM'S CLUB has the unconditional right to assume the operation of up to 75 locations (in total) and to date has provided us with notice that, effective April 2005, SAM'S CLUB will assume operation of 23 kiosk locations previously operated by us. We expect the number of Sprint kiosks to increase by approximately 150 during 2005.

(3) Over the past two years, we have closed over 250 dealer outlets, net of new outlet openings or conversion to company-operated stores. This trend is due to the closure of smaller outlets that failed to meet our minimum purchase requirements. It is anticipated that dealer outlets in 2005 will not change materially from 2004.

RESULTS OF OPERATIONS
Net sales and operating revenues by channel of distribution are as follows:

                                               Year Ended December 31,
                                            ----------------------------
(In millions)                                 2004      2003      2002
-------------                               --------  --------  --------
Company-operated store sales                $4,472.3  $4,342.6  $4,231.2
Kiosk sales                                     56.4       0.7       ---
Dealer and other sales                         312.5     306.0     346.0
                                            --------  --------  --------
Net sales and operating revenues            $4,841.2  $4,649.3  $4,577.2
                                            ========  ========  ========

Dealer and other sales not only include our sales to the independent dealers, but also include sales and operating revenues generated from our www.radioshack.com Web site, outbound and inbound call centers, and our retail support operations.

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues. Platform sales include sales from company-operated stores, kiosks, dealer outlets, and our RadioShack.com Web site.

                                      Net Sales and Operating Revenues
                                           Year Ended December 31,
                             ----------------------------------------------------
(In millions)                       2004              2003              2002
                             ----------------  ----------------  ----------------

Wireless                     $1,636.0   33.8%  $1,335.8   28.7%  $1,164.8   25.4%
Accessory                     1,009.4   20.8    1,018.9   21.9    1,013.1   22.1
Modern home                     700.3   14.5      812.9   17.5      973.4   21.3
Personal electronics            653.3   13.5      615.9   13.2      588.1   12.9
Power                           312.0    6.4      312.4    6.7      296.4    6.5
Service                         210.7    4.4      227.7    4.9      207.2    4.5
Technical                       204.2    4.2      216.2    4.7      229.4    5.0
Retail support operations,
 service plans, and other       115.3    2.4      109.5    2.4      104.8    2.3
                             ----------------  ----------------  ----------------
Net sales and operating
 revenues                    $4,841.2  100.0%  $4,649.3  100.0%  $4,577.2  100.0%
                             ================  ================  ================

2004 COMPARED WITH 2003

NET SALES AND OPERATING REVENUES

Sales increased 4.1% to $4,841.2 million in 2004 from $4,649.3 million in 2003. We had a 3% increase in comparable company store sales. These increases were primarily the result of a 22.5% increase in our wireless platform sales. An increase in average store volume and the addition of 590 kiosk locations also contributed to our overall sales increase.

Dealer and other sales, which include sales to our dealer outlets, in addition to retail support operations and other sales, were up $6.5 million for 2004, or an increase of 2.1%, when compared to 2003. Sales to our dealers remain substantially less than 10% of our total sales. Revenue from our retail support operations, service plans and other sales is generated primarily from outside sales of our repair centers and domestic and overseas manufacturing, in addition to our e-commerce revenue. The increase in these sales in 2004 was primarily a result of our restructuring of our extended service contract, partially offset due to the disposition of RadioShack Installation Services ("AmeriLink") in September 2003.

Sales in our wireless platform (which is made up of wireless handsets and communication devices such as scanners and two-way radios) increased in dollars and as a percentage of net sales and operating revenues in 2004 compared to 2003. This sales increase was due to both an increase in wireless handset unit sales and an increase in the revenue per wireless handsets. Emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras also drove the favorable results. We anticipate sales in the wireless platform will increase for 2005, primarily as a result of a full year of SAM'S CLUB kiosk sales and the planned expansion of our Sprint kiosks.

Sales in our accessory platform (which includes accessories for home entertainment products, wireless handsets, digital imaging products and computers, as well as residential phones and power) decreased in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. The decrease in this platform resulted primarily from a decline in home entertainment accessories, mostly offset by increases in wireless power and digital imaging accessories.

Sales in our modern home platform (which consists of residential telephones, all home audio and video end-products, and direct-to-home ("DTH") satellite systems, as well as desktop, laptop and handheld computers) decreased in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These decreases were primarily due to a sales decrease in DTH satellite systems, audio products and cordless telephones, as well as a planned decrease in DTH installation revenue resulting from our sale of AmeriLink.

Sales in our personal electronics platform (which includes digital cameras, camcorders, toys, wellness products, memory players and satellite radios) increased in dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These increases were driven primarily by a sales increase in digital imaging products, memory players and the introduction of our satellite radio offering.

Sales in our power platform (which includes general and special purpose batteries and battery chargers) decreased slightly in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These declines were primarily the result of a sales decline in special purpose batteries and battery chargers; however, the decline was substantially offset by a sales increase in general purpose batteries.

Sales in our service platform (which includes prepaid wireless airtime, bill payment revenue and warranty service plans) decreased in dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These decreases were primarily due to a decrease in wireless-related services.

Sales in our technical platform (which includes wire and cable, connectivity products, components and tools, as well as hobby and robotic end products) decreased in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These decreases were primarily due to a sales decline in wire and cable products and the related connectivity products.


GROSS PROFIT

Gross profit for 2004 was $2,434.5 million or 50.3% of net sales and operating revenues, compared with $2,315.7 million or 49.8% of net sales and operating revenues in 2003, resulting in a 5.1% increase in gross profit and a 50 basis point increase in our gross profit percentage. These increases over the prior year were primarily due to significantly less margin erosion from price markdowns; we sold over 40% less in discontinued and devalued merchandise in 2004 versus the prior year. In addition, the benefits of centralized procurement and better vendor management enabled us to sell like-products year over year at higher gross margins.

These increases were partially offset by a change in merchandise mix among platforms, resulting in increased sales of lower margin products, notably wireless, and decreased sales of higher margin products like accessories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The  table  below  summarizes  the  breakdown  of  various   components  of  our
consolidated SG&A expense and its related percentage of total net sales and operating revenues.

                                            Year Ended December 31,
                          ----------------------------------------------------------
                                 2004                 2003                2002
                          ------------------  ------------------  ------------------
                                      % of                % of                % of
                                     Sales &             Sales &             Sales &
(In millions)             Dollars   Revenues  Dollars   Revenues  Dollars   Revenues
--------------------------------------------  ------------------  ------------------
Payroll and commissions   $  769.3     15.9%  $  751.9     16.2%  $  728.0     15.9%
Advertising                  271.5      5.6      254.4      5.5      241.0      5.3
Rent                         259.4      5.3      250.1      5.4      244.9      5.4
Other taxes (excludes
 income taxes)               105.9      2.2      106.9      2.3      105.9      2.3
Insurance                     80.8      1.7       81.5      1.8       71.0      1.6
Utilities and telephone       72.9      1.5       75.8      1.6       74.9      1.6
Credit card fees              37.7      0.8       36.1      0.8       35.8      0.8
Lawsuit settlement             --       --         --       --        29.0      0.6
Stock purchase
  and savings plans           20.2      0.4       21.5      0.4       20.8      0.5
Repairs and maintenance       12.4      0.3       11.6      0.2       12.0      0.3
Printing, postage and
  office supplies              9.6      0.2       10.0      0.2       10.5      0.2
Travel                         9.6      0.2        8.6      0.2        9.6      0.2
Loss on real estate
  sub-lease                    --       --         5.6      0.1        6.0      0.1
Bad debt                      (0.3)     --         0.4      --         4.7      0.1
Other                        125.8      2.6      125.6      2.7      134.5      2.9
                          ------------------  ------------------  ------------------

                          $1,774.8     36.7%  $1,740.0     37.4%  $1,728.6     37.8%
                          ==================  ==================  ==================

Our SG&A expense increased 2.0% in dollars, but decreased as a percent of net sales and operating revenues to 36.7% for the year ended December 31, 2004, from 37.4% for the year ended December 31, 2003. The dollar increase for 2004 was primarily due to an increase in both payroll and commissions and advertising.

Payroll expense increased in dollars, but decreased as a percentage of net sales and operating revenues. This dollar increase was due to the higher sales-based compensation we paid as a result of our 3% increase in company comparable store sales, as well as our acquisition of the SAM'S CLUB kiosk locations and related personnel in October 2004. We expect payroll expense to increase in 2005 due to the full-year effect of the acquisition of the SAM'S CLUB kiosk business and our planned increase in the number of Sprint kiosk locations.

Advertising expense increased in both dollars and as a percent of net sales and operating revenues. This increase is primarily related to an increase in expenditures associated with the holiday selling season. Additionally, we received fewer contributions from our vendors. We expect our advertising expense to increase in 2005 in dollars but decrease as a percentage of net sales and operating revenues, as a result of increased sales from our kiosk operations and an improvement in operating efficiencies.

Rent expense increased in dollars, but decreased as a percent of net sales and operating revenues. The dollar increase was due primarily to lease renewals and relocations at higher rates, as well as the acquisition of the SAM'S CLUB kiosk business in October 2004. We expect an increase in 2005 rent expense, primarily as a result of the full-year effect of the acquisition of the SAM'S CLUB kiosk business and Sprint kiosk expansion.

Insurance expense decreased in both dollars and as a percent of net sales and operating revenues, as a result of both fewer claims and a decrease in the number of participants in our insurance programs. Our insurance expense relates to losses, claims and insurance premiums, which are partially offset by contributions from health insurance participants.

In 2005, we expect SG&A expense to increase in dollars, due to the full-year effect of our acquisition of the SAM'S CLUB kiosk business and our planned Sprint kiosk expansion. We anticipate a slight decrease as a percentage of net sales and operating revenues, due to anticipated increased sales volume and a continued focus on leveraging our fixed expense base.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $9.4 million dollars to $101.4 million and increased to 2.1% of net sales and operating revenues, compared to 2.0% for 2003. The increase in depreciation was primarily attributable to new store fixtures for existing company-operated stores, as well as the hardware and software associated with information systems upgrades. We expect depreciation and amortization expense to increase by at least 10% in 2005 due to increases associated with our new corporate headquarters, which is now substantially complete and occupied, increased spending for our store remodel program, information system projects, and the amortization of intangibles related to our SAM'S CLUB kiosk business acquisition.

GAIN ON CONTRACT TERMINATION

There was no gain on contract termination in 2004. For information on the prior year gain on contract termination, see the discussion below under the section titled "2003 Compared with 2002."

IMPAIRMENT OF LONG-LIVED ASSETS

There  was  no  significant   impairment  of  long-lived  assets  in  2004.  For
information on the prior year impairment of long-lived assets, see the discussion below under the section titled "2003 Compared with 2002."

NET INTEREST EXPENSE

Interest expense, net of interest income, was $18.2 million for 2004 versus $22.9 million for 2003, a decrease of $4.7 million or 20.5%.

Interest expense decreased to $29.6 million in 2004 from $35.7 million in 2003. This decrease was primarily the result of a reduction in the average debt outstanding throughout 2004. In addition, the capitalization of $6.6 million of interest expense related to the construction of our new corporate campus also lowered overall interest expense for the year ended December 31, 2004, when compared to the same prior year period.

Interest income decreased approximately 11% to $11.4 million in 2004 from $12.8 million in 2003, despite an increase in investment rates. This was primarily the result of a $1.3 million decrease in interest received from tax settlements in 2004 compared to 2003, as well as a lower average investment balance.

Interest expense, net of interest income, is expected to increase by more than $6 million in 2005, when compared to 2004, due to the elimination of capitalized interest expense as a result of the substantial completion of the construction of our corporate headquarters.

OTHER INCOME, NET

During the year ended December 31, 2004, we received payments and recorded income of $2.0 million under our tax sharing agreement with O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), compared to $3.1 million received and recorded in the corresponding prior year period. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay. We cannot give any assurances as to the amount or frequency of payment, if any, that we may receive from O'Sullivan in future periods.

PROVISION FOR INCOME TAXES

Our provision for income taxes reflects an effective income tax rate of 37.8% for 2004 and 36.9% for 2003. The increase in the effective tax rate for 2004, when compared to 2003, was the result of a favorable tax settlement during 2003, relating to prior year tax matters. We anticipate that the effective tax rate for 2005 will be approximately 38.2%.

2003 COMPARED WITH 2002

NET SALES AND OPERATING REVENUES

Sales increased approximately 1.6% to $4,649.3 million in 2003 from $4,577.2 million in 2002. We had a 2% increase in comparable company store sales. These sales increases were possible because of an increase in average store volume, despite a decrease in 2003 of 40 company stores, net of store openings.

Sales to our dealer outlets and other sales, including retail support operations, were down for 2003, when compared to 2002. Sales to our dealer outlets remained substantially less than 10% of our total sales. Retail support operation sales were generated primarily from outside sales of our repair centers, AmeriLink, and domestic and overseas manufacturing. The decrease in retail support operations sales from 2003 to 2002 was primarily the result of an overall decline in our AmeriLink commercial installation business, the closure of several of our manufacturing facilities in the third quarter of 2003, and the sale of AmeriLink in September 2003.

Sales in our wireless platform increased in dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. This sales increase was due primarily to an increase in the average selling price of our wireless handsets as a result of our continued emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras.

Sales in our accessory platform increased in dollars, but decreased as a percentage of net sales and operating revenues in 2003, compared to 2002. The dollar increase in this platform was primarily the result of increases in both wireless power and imaging accessories sales, but partially offset by a decline in sales of residential telephone and home entertainment accessories.

Sales in our modern home platform decreased in both dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. These decreases were primarily due to decreased sales of satellite dishes and their related installation services, in addition to desktop CPUs and monitors.

Sales in our personal electronics platform increased in dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. These increases were driven primarily by sales increases in digital cameras and camcorders, micro radio-controlled cars and, to a lesser extent, wellness products sold under our LifewiseTM brand. This sales increase was partially offset by decreased sales of educational toys.

Sales in our power platform increased in both dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. This sales gain was primarily due to increased sales of general and special purpose batteries.

Sales in our service platform increased in dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. These increases were primarily due to an increase in our wireless services sales.

Sales in our technical platform decreased in both dollars and as a percentage of net sales and operating revenues in 2003, compared to 2002. These decreases were primarily due to a decline in sales of bulk and packaged wire, as well as sales decreases for technical components and hobby products.

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

We also improved our merchandise mix within platforms by increasing the sales mix for many of our higher margin products, while managing the mix down for many lower margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our SG&A expense increased 0.7% in dollars, but decreased as a percent of net sales and operating revenues to 37.4% for the year ended December 31, 2003, from 37.8% for the year ended December 31, 2002. The dollar increase for 2003 was primarily due to an increase in both payroll and commissions and advertising, partially offset by a litigation charge in 2002 related to the settlement of a class action lawsuit in California.

Payroll expense increased in both dollars and as a percentage of net sales and operating revenues in 2003, due primarily to an increase in incentive pay based on increased earnings, as well as the 2.6% increase in company store sales.

Advertising expense increased in dollars and as a percentage of net sales and operating revenues in 2003. These increases related to an increase in television advertising, as well as a decrease in contributions from vendors.

Rent expense increased in dollars for 2003 due primarily to lease renewals and relocations at higher rates, as well as a slight increase in the average store size. Rent expense as a percent of net sales and operating revenues remained the same for 2003, compared to 2002, due to fewer company stores and our continued rent reduction efforts.

Insurance expense increased in both dollars and as a percent of net sales and operating revenues in 2003, when compared to 2002.

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

IMPAIRMENT OF LONG-LIVED ASSETS

AmeriLink was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores. As a result of continued difficulties in the DTH business and a refocus during the fourth quarter of 2002 on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with AmeriLink were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge of this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill balance on our balance sheet relating to AmeriLink. We sold AmeriLink in September 2003.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $22.9 million for 2003 versus $34.4 million for 2002, a decrease of $11.5 million or 33.4%.

Interest expense decreased to $35.7 million in 2003 from $43.4 million in 2002 primarily as a result of a reduction in the average debt outstanding throughout 2003. In addition, our interest rate swap instruments and the capitalization of $2.6 million of interest expense related to the construction of our new corporate campus also lowered overall interest expense for the year ended December 31, 2003, when compared to the same prior year period.

Interest income increased over 42% to $12.8 million in 2003 from $9.0 million in 2002, primarily as a result of a $5.6 million increase in interest received from income tax settlements in 2003, as compared to 2002.

OTHER INCOME, NET

In July 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

In September 2003 we sold our wholly-owned subsidiary AmeriLink to INSTALLS inc, LLC in a cash-for-stock sale, resulting in a loss of $1.8 million, based on AmeriLink's book value, which was recorded in other income.

For the year ended December 31, 2003, we received and recorded income of $3.1 million owed to us under a tax sharing agreement with O'Sullivan, compared to $33.9 million received and recorded in the corresponding prior year period. In the second quarter of 2002, we received and recorded income of $27.7 million in partial settlement of amounts owed to us under this tax sharing agreement. This partial settlement followed a ruling in our favor by an arbitration panel. Future payments under the tax sharing agreement will vary based on the level of O'Sullivan's future earnings and are also dependent on O'Sullivan's overall financial condition and ability to pay.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2003, the Financial Accounting Standards Board (the "FASB") issued revised FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities or "VIEs"). FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004. The application of FIN 46R did not have a material impact on our results of operations, financial position or liquidity, and does not apply to our dealer outlets.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R beginning with the third quarter of 2005. We intend to elect the modified prospective transition method, which will require that we recognize compensation expense for all new and unvested share-based payment awards from the effective date. Based on our preliminary analysis of SFAS No. 123R, we anticipate the after-tax impact of adoption on our results of operations for the six months ending December 31, 2005, will be an expense of approximately $6.8 million.

During fiscal year 2004, we adopted Emerging Issues Task Force ("EITF") Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers," which amends EITF No. 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (i.e., manufacturers' coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF No. 03-10 did not materially impact our results of operations, financial position or liquidity in fiscal year 2004.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

CASH FLOW AND LIQUIDITY
A summary of cash flows from operating, investing and financing activities is outlined in the table below.

                          Year Ended December 31,
                       ----------------------------
(In millions)            2004      2003      2002
-------------          --------  --------  --------
Operating activities   $ 352.5   $ 651.9   $ 521.6
Investing activities    (290.2)   (188.9)    (99.0)
Financing activities    (259.1)   (274.8)   (377.5)

Cash Flow - Operating Activities

In 2004, cash flows provided by operating activities were $352.5 million, compared to $651.9 million and $521.6 million in 2003 and 2002, respectively.

During the year ended December 31, 2004, increases in accounts receivable, consisting primarily of amounts due from our various vendors and third-party service providers, used $53.0 million in cash, compared to $17.2 million provided in the prior year. An increase in vendor and service provider receivables due to an increase in sales of wireless services resulted in a cash usage by accounts receivable in 2004, while cash provided in 2003 was the result of reductions of vendor and service provider receivables and dealer receivables from increased collections and lower sales of satellite television hardware.

During the year ended December 31, 2004, increases in inventory used $234.2 million in cash, compared to $202.3 million provided during 2003. The increase in inventory since December 31, 2003, was primarily the result of abnormally low inventory levels during the holiday selling season of 2003 and additional inventory purchased to stock the new kiosk locations during the fourth quarter of 2004.

Typically, our annual cash requirements for pre-seasonal inventory build-up range between $200 million and $400 million. The funding required for this build-up comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $437.9 million in cash and cash equivalents as of December 31, 2004, as a resource for our funding needs. Additional capital is available under our $600 million dollar commercial paper program, which is supported by a bank credit facility that could be utilized in the event the commercial paper market is unavailable to us. We currently do not expect the commercial paper market to become unavailable to us nor that; we will need to utilize our credit facility. As of December 31, 2004, we had no commercial paper outstanding, nor had we utilized any of our credit facility.

During the year ended December 31, 2004, $161.8 million more in cash was provided by accounts payable as a result of effective management of our payables in 2004 and an increase in inventory levels, when compared to the prior year.

Cash Flow - Investing Activities

Cash used in investing activities in 2004 was $290.2 million, compared to $188.9 million and $99.0 million used in 2003 and 2002, respectively. Capital expenditures for 2004 and 2003 increased over 2002, primarily due to the continued construction of our new corporate campus in 2004 and 2003, while capital expenditures for 2002 were primarily for our retail store expansions and remodels and information systems upgrades. We also had capital expenditures relating to retail stores and information systems in both 2004 and 2003. We anticipate that our capital expenditure requirements for 2005 will be approximately $200.0 million to $240.0 million. Although capital expenditures for 2005 will be about the same as 2004, expenditures will occur in different areas. Company-operated store remodels and relocations, approximately 150 new Sprint kiosks and updated information systems account for the majority of our anticipated 2005 capital expenditures. See further discussion on our new corporate headquarters below in the section titled "Capital Structure and Financial Condition." During the fourth quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. ("WRI"). These assets included wireless kiosks and inventory located within SAM'S CLUB retail locations. The total purchase price was $59.1 million. See further discussion on our SAM'S CLUB kiosk business above in the section titled "Overview." As of December 31, 2004, we had $437.9 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, if necessary, from our credit facilities, are available to fund future capital expenditure needs.

Cash Flow - Financing Activities

Cash used in financing activities was $259.1 million in 2004, compared to $274.8 million and $377.5 million in 2003 and 2002, respectively. We used $251.1 million for the repurchase of our common stock in 2004 and $286.2 million and $329.9 million for the repurchase of our common stock in 2003 and 2002, respectively. Repurchases of common stock were made under our share repurchase and employee stock programs. See the further discussion of our stock repurchase programs below in the section titled "Capital Structure and Financial Condition." The 2004, 2003 and 2002 stock repurchases were partially funded by $85.8 million, $51.5 million and $49.6 million, respectively, received from the sale of treasury stock to employee benefit plans and from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. We received $32.3 million from the sale and lease-back of our former corporate technology center building during the second quarter of 2002. This transaction was recorded as a financing obligation due to responsibilities which we retain during the lease period. Additionally, our net borrowings decreased $54.1 million in 2004, compared to a slight increase in 2003 and a decrease of $89.7 million in 2002. Dividends paid, net of tax, in 2004, 2003 and 2002 amounted to $39.7 million, $40.8 million and $39.8 million, respectively. This change in dividends paid over the last three years was affected by a dividend per share increase and yearly share repurchases, resulting in fewer shares outstanding.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $83.4 million in 2004, $421.5 million in 2003 and $375.0 million in 2002. The decrease in free cash flow in 2004 was the result of a cash usage in working capital components, primarily inventory. The increase in free cash flow between 2002 and 2003 was the result of supply chain initiatives, including a greater focus on reducing inventory weeks-of-supply. We expect free cash flow to be approximately $200 million to $240 million in 2005. The increase from 2004 is based substantially on the anticipated increase in cash generated from working capital, primarily from inventory reductions.

We believe free cash flow is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which were $352.5 million in 2004, $651.9 million in 2003 and $521.6 million in 2002. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

                                               Year Ended December 31,
                                             ----------------------------
(In millions)                                  2004      2003      2002
-------------                                --------  --------  --------
Net cash provided by operating activities    $ 352.5   $ 651.9   $ 521.6
Less:
 Additions to property, plant and equipment    229.4     189.6     106.8
 Dividends paid                                 39.7      40.8      39.8
                                             --------  --------  --------
Free cash flow                               $  83.4   $ 421.5   $ 375.0
                                             ========  ========  ========

CAPITAL STRUCTURE AND FINANCIAL CONDITION
We consider our financial structure and condition to be sound. We had $437.9 million in cash and cash equivalents at December 31, 2004, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million commercial paper program, which is supported by bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. However, we currently expect that the commercial paper market would be available to us, thus we do not expect to utilize our credit facilities. As of December 31, 2004, we had no commercial paper outstanding and had not utilized our credit facilities.

Debt Obligations

Debt Ratings: Our debt is considered investment grade by the rating agencies. Below are the agencies' latest ratings by category, as well as their respective current outlook for the ratings.

                                                        Standard
                Category                     Moody's   and Poor's  Fitch
                --------                     -------   ----------  -----
                Senior unsecured debt         Baa1      A-         BBB+
                Commercial paper              P-2       A-2        F2
                Outlook                       Stable    Stable     Stable

Factors that can impact our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new store occupancy costs.

Our senior unsecured debt primarily consists of two issuances of 10-year long-term notes and an issuance of medium-term notes.

Long-Term Notes: We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes are due September 1, 2007.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. Because no additional debt was issued in the exchange offering, the net effect of this exchange was that no additional debt was issued, and substantially all of the notes were registered with the SEC.

During the third quarter of 2001, we entered into an interest rate swap agreement with underlying notional amount of $110.5 million with a maturity in 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2004, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2004, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes have a maturity in 2008. As of December 31, 2004, there was no availability under this shelf registration.

Available Financing

Commercial Paper: We have access to short-term debt instruments, such as commercial paper issuances, which are available to supplement our short-term financing needs. The commercial paper program, when utilized, has a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $600 million revolving credit facilities described in more detail below. We currently have no commercial paper outstanding.

Credit Facilities: In the second quarter of 2004, we replaced our existing $300.0 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing $300.0 million five-year credit facility, which expires in June 2007, will support our commercial paper borrowings and is otherwise available for general corporate purposes. As of December 31, 2004, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary covenants, and we were in compliance with these covenants as of December 31, 2004.

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

Dividends

We have paid common stock cash dividends for 18 years. On September 24, 2004, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend was paid on December 20, 2004, to shareholders of record on December 1, 2004. The dividend payment of $39.7 million was funded from cash on hand.

Operating Leases

We use operating leases, primarily for our retail locations and two distribution centers, to lower our capital requirements.

Share Repurchases

We repurchased 6.9 million shares of our common stock for $210.9 million during the year ended December 31, 2004, under our share repurchase program.

We intend to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of these transactions depend on market conditions, our liquidity and other considerations. In February 2003, our Board of Directors authorized a repurchase program for 15.0 million shares, which was in addition to our 25.0 million share repurchase program that was completed during the second quarter of 2003. At February 18, 2005, there were 2.5 million shares available to be repurchased under this 15.0 million share repurchase program. The 15.0 million share repurchase program has no expiration date and allows shares to be repurchased in the open market. On February 25, 2005, our Board of Directors approved a new share repurchase program. This new program allows management to repurchase up to $250 million in open market purchases and has no expiration date. We anticipate that we will repurchase, under our authorized repurchase programs, between $200.0 million and $250.0 million of our common stock during 2005. The funding required for these share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. We will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

Construction of Corporate Headquarters

In the fourth quarter of 2001 and the second quarter of 2002, we sold our former corporate headquarters buildings. We entered into sale-leaseback agreements in which our former corporate headquarters' land and buildings were sold and leased back to us. These arrangements provided us with the necessary time to construct our new headquarters, which we began partially occupying during the fourth quarter of 2004. Our total campus costs are estimated to be $261.5 million, with completion expected during the first quarter of 2005.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

                                                  December 31,
                       -------------------------------------------------------------------
                                     2004                               2003
                       ------------------------------------------------------------------
                                          % of Total                         % of Total
($ in millions)            Dollars      Capitalization        Dollars      Capitalization
-----------------------------------------------------------------------------------------
Current debt              $   55.6            3.7%           $   77.4             5.6%
Long-term debt               506.9           34.2%              541.3            39.0%
                       ---------------                    ---------------
 Total debt               $  562.5           37.9%           $  618.7            44.6%
Stockholders' equity         922.1           62.1%              769.3            55.4%
                       ---------------                    ---------------
Total capitalization      $1,484.6          100.0%           $1,388.0           100.0%
                       ===============                    ===============


Our debt-to-total capitalization ratio decreased in 2004 from 2003, due primarily to an increase in equity of $152.8 million from 2003. Long-term debt as a percentage of total capitalization decreased in 2004 due to a decrease in long-term debt, as current maturities of our outstanding notes moved to the short-term debt classification, as well as the increase in equity of $152.8 million from 2003.

Treasury Stock

On December 11, 2003, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued. See our 2003 Consolidated Statement of Stockholders' Equity for additional details of this transaction.

Contractual and Credit Commitments

The following tables, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our "Notes to Consolidated Financial Statements," provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2004.

(In millions)
---------------------------------------------------------------------------------------------------------------
                                                                    Payments Due by Period
                                                  -------------------------------------------------------------

                                  Total Amounts    Less than 1
Contractual Obligations             Committed          year         1-3 years       3-5 years      Over 5 years
---------------------------------------------------------------------------------------------------------------
Long-term debt obligations          $  506.9        $    --          $ 158.2        $    5.0        $  343.7
Interest obligations                   193.9            36.8            69.9            51.7            35.5
Capital lease obligations                0.6             0.6             --              --              --
Operating lease obligations            669.5           182.3           270.2           136.4            80.6
Purchase obligations(1)                485.9           464.2            18.3             3.4             --
Other long-term liabilities
 reflected on the balance sheet        130.3            27.1            50.5            37.8            14.9
                                  -----------------------------------------------------------------------------
Total                               $1,987.1        $  711.0        $  567.1        $  234.3        $  474.7
                                  =============================================================================

(1) Purchase obligations include our product commitments, marketing agreements and freight commitments.

For more information  regarding  long-term debt and lease commitments,  refer to
Notes  7  and  15,  respectively,   of  our  "Notes  to  Consolidated  Financial
Statements."

The  table  below  contains  our  credit   commitments  from  various  financial
institutions.

(In millions)
---------------------------------------------------------------------------------------------------------------
                                                        Commitment Expiration per Period
                                  -----------------------------------------------------------------------------
                                  Total Amounts    Less than 1
Credit Commitments                  Committed         year          1-3 years       3-5 years      Over 5 years
---------------------------------------------------------------------------------------------------------------
Lines of credit                     $  600.0        $    --         $  300.0        $  300.0             --
Stand-by letters of credit              18.5             0.9            17.6             --              --
                                  -----------------------------------------------------------------------------
Total commercial commitments        $  618.5        $    0.9        $  317.6        $  300.0             --
                                  =============================================================================

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to
CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $154 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with generally accepted accounting principals ("GAAP") in the United States. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment changes. Actual results may differ materially from these estimates under different assumptions or conditions.

In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in the preparation of the consolidated financial statements. The accounting policies and estimates we consider most critical are: revenue recognition; inventory valuation under the cost method; estimation of reserves and valuation allowances, specifically related to insurance, tax and legal contingencies; and valuation of long-lived assets and intangibles, including goodwill.

We consider an accounting policy or estimate to be critical if it requires our most difficult, subjective or complex judgments, and is material to the portrayal of our financial condition, changes in financial condition or results of operations. The selection, application and disclosure of our critical accounting policies and estimates have been reviewed by the Audit and Compliance Committee of our Board of Directors.

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Certain products, such as wireless telephones and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider pays us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of a reserve for estimated service deactivations, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider.

Estimated product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. If actual results differ from these estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $1.7 million for the fiscal year ended December 31, 2004.

Inventory Valuation: Our inventory consists primarily of finished goods available for sale at our retail locations or within our distribution centers and is recorded at the lower of average cost or expected sales price (i.e., market value). The cost components recorded within inventory are the vendor invoice cost and certain allocated external and internal freight, distribution, warehousing and other costs required to transport the merchandise from the vendor to the point-of-sale, usually a store.

Typically, the market value of our inventory is higher than its cost. Determination of the market value may be very complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, current selling prices, seasonality factors, consumer trends, competitive pricing, performance of similar products or accessories, planned promotional incentives, and estimated costs to sell or dispose of merchandise such as sales commissions.

If the calculated market value is determined to be less than the recorded average cost, a provision is made to reduce the carrying amount of the inventory item. Differences between management estimates and actual performance and pricing of our merchandise could result in inventory valuations that differ from the amount recorded at the financial statement date, and could also cause fluctuations in the amount of recorded cost of products sold.

If our estimates regarding market value are inaccurate or changes in consumer demand affect certain products in an unforeseen manner, we may be exposed to material losses or gains in excess of our established valuation reserve.

Estimation of Reserves and Valuation Allowances: The amount of liability we record for claims related to insurance, tax and legal contingencies requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our past history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability that we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position or liquidity.

We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $0.5 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that may arise above the deductible. We also have a self-insured health program administered by a third party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on information provided by either an independent actuarial firm or third party. The information includes historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in our insurance reserves at December 31, 2004, would have affected net income by approximately $7.5 million for the fiscal year ended December 31, 2004. As of December 31, 2004, actual losses had not exceeded our expectations.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxes. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, it could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

Additionally, we are involved in legal proceedings and governmental inquiries associated with employment and other matters. A reserve has been established based on our best estimates of the potential liability in these matters. This estimate has been developed in consultation with in-house and outside counsel and is based upon a combination of litigation and settlement strategies.

Although we believe that our tax and legal reserves are based on reasonable judgments and estimates, actual results could differ which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, Including Goodwill: Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. Our evaluation of potential impairment involves comparing the carrying value of the asset to the estimated fair value of the asset. The fair value is determined by estimating the future undiscounted cash flows that the asset will generate. If the fair value calculated is less than the carrying value, we calculate the discounted cash flows of the asset and record an impairment loss. The impairment loss is the difference between the fair value and the carrying value of the asset and is recorded as a charge to earnings in the period the impairment occurs. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset.

The impairment calculation requires us to apply judgment and estimates concerning the future cash flows, strategic plans, useful life and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges which could be material to our results of operations.

We have acquired goodwill and other separately identifiable intangibles related to business acquisitions that have occurred during the current and prior years. The original valuation of these intangibles is typically performed by a third-party appraiser and may include the use of estimates that we provide concerning future profitability, cash flows and other judgmental factors. We review our goodwill and intangible balances on an annual basis, typically near our fiscal year end, and whenever events or changes in circumstances indicate the carrying value of the goodwill or intangibles might exceed their current fair value.

The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require us to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and others factors. If actual results or performance of certain business units are different from our estimates, we may be exposed to an impairment charge related to our goodwill or intangibles. The total value of our goodwill and intangibles at December 31, 2004, was $46.7 million.

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

RadioShack Specific Factors

o The inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the failure to maintain or increase the level of sales in our non-wireless business categories;
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation;
o the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones which could cause the reduction or elimination of our commissions as well as residual income;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to effectively manage our inventory levels in a rapidly changing marketplace;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our operating strategies;
o the inability to optimize and execute our strategic plans, including our retail services operations and other sales channels;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products; and
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2004, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in our MD&A discussion. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment at December 31, 2004, of $86.2 million, comprised of fluctuating short-term investments of $386.2 million and offset by $300.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a decrease in annual net interest expense of $0.9 million. This assumption assumes no change in the net principal balance.

We also manage our portfolio of fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to long-term interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2004 and 2003, the fair value of our fixed rate long-term debt would decrease $24.2 million and $28.7 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2004 and 2003, the fair value of our fixed rate long-term debt would increase by $25.7 million and $30.6 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 33. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Based upon that evaluation, our CEO and Acting CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule~13a-15(f). Under the supervision and with the participation of our management, including our CEO and Acting CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 7, 2005. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the headings "Item 1 - Election of Directors" and "Information Concerning the Board of Directors and Committees." For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the heading "RadioShack's Corporate Governance Framework - Code of Conduct and Financial Code of Ethics."

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the headings "Executive Compensation," "Compensation of Directors," "Other Matters Involving Executive Officers," "Report of the Management Development and Compensation Committee on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the heading "Ownership of Securities."

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2004, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

                                                    (a)                       (b)                       (c)
                                                                                               Number of shares
                                            Number of shares to                              remaining available for
                                               be issued upon         Weighted average        future issuance under
                                                exercise of           exercise price of        equity compensation
                                            outstanding options,     outstanding options,    plans (excluding shares
(Share amounts in thousands)                 warrants and rights     warrants and rights     reflected in column (a))
----------------------------                --------------------   -----------------------   -----------------------
Equity compensation plans approved
 by shareholders (1)                             12,627 (2)              $  32.19                      6,319 (3)
Equity compensation plans not approved by
 shareholders (4)                                 8,276 (5)                 36.23                     11,165 (6)
                                            --------------------                             -----------------------
Total                                            20,903                  $  33.79                     17,484
                                            ====================                             =======================

(1) Consists of the 1993 Incentive Stock Plan, the 1994 Stock Incentive Plan, the 1997 Incentive Stock Plan and the 2001 Incentive Stock Plan. Refer to
     Note 16 - "Stock Options and Performance Awards" ("Note 16") of our "Notes to Consolidated Financial Statements" for further information.

(2) Includes 605 shares with a weighted average exercise price of $47.39 related to a plan assumed and adopted by us when we acquired AmeriLink in 1999. No further shares will be issued under this plan. Refer to Note 16 for further information.

(3) Includes 705,944 shares available for grants in the form of restricted stock. Refer to Note 16 for further information.

(4)  Consists of the 1999 Incentive Stock Plan (the "1999 ISP"),  the RadioShack
     Investment  Plan  ("RIP") and the  RadioShack  Supplemental  Stock  Program
     ("SUP"). Refer to Note 16 for more information concerning the 1999 ISP and refer to Note 19 - "RadioShack Investment Plan" of our "Notes to
     Consolidated Financial Statements" for further information concerning the RIP. The SUP enables employee-participants of our 401(k) Plan who are no longer eligible to make pre-tax contributions to the 401(k) Plan to make after-tax contributions to the SUP to purchase our common stock. We match
     80% of each participant's contribution. When these employee-participants are again eligible to make pre-tax contributions to our 401(k) Plan, they are not eligible to contribute to the SUP.

(5)  Excludes shares to be issued under the RIP and the SUP.

(6) Includes shares available for future issuance under the RIP and the SUP. As of December 31, 2004, an aggregate of 9,871,400 shares and 800,477 shares were available for issuance under the RIP and the SUP, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the heading "Certain Transactions with Management and Others."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item with respect to principal accountant fees and services is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting under the headings "Fees and Services of the Independent Registered Public Accounting Firm" and "Policy of Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors."

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report.

1) The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 33.

2)   None

3) A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 62, which immediately precedes such exhibits.

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


                               RADIOSHACK CORPORATION


March 11, 2005                 /s/ Leonard H. Roberts
                               ---------------------------------
                               Leonard H. Roberts
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 11th day of March, 2005.

Signature                            Title


/s/ Leonard H. Roberts     Chairman of the Board and Chief Executive Officer
---------------------------(Chief Executive Officer)
Leonard H. Roberts

/s/ David J. Edmondson     President, Chief Operating Officer and Director
---------------------------
David J. Edmondson

/s/ David P. Johnson       Senior Vice President, Acting Chief Financial Officer
---------------------------and Controller
David P. Johnson           (Principal Financial and Accounting Officer)

/s/ Frank J. Belatti       Director     /s/ Gary M. Kusin          Director
---------------------------             ---------------------------
Frank J. Belatti                        Gary M. Kusin

/s/ Ronald E. Elmquist     Director     /s/ H. Eugene Lockhart     Director
---------------------------             ---------------------------
Ronald E. Elmquist                      H. Eugene Lockhart

/s/ Robert S. Falcone      Director     /s/ Jack L. Messman        Director
---------------------------             ---------------------------
Robert S. Falcone                       Jack L. Messman

/s/ Daniel R. Feehan       Director     /s/ William G. Morton, Jr. Director
---------------------------             ---------------------------
Daniel R. Feehan                        William G. Morton, Jr.

/s/ Richard J. Hernandez   Director     /s/ Thomas G. Plaskett     Director
---------------------------             ---------------------------
Richard J. Hernandez                    Thomas G. Plaskett

/s/ Lawrence V. Jackson    Director     /s/ Edwina D. Woodbury     Director
---------------------------             ---------------------------
Lawrence V. Jackson                     Edwina D. Woodbury

/s/ Robert J. Kamerschen   Director
---------------------------
Robert J. Kamerschen

                             RADIOSHACK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Report of Independent Registered Public Accounting Firm................  34-35
Consolidated Statements of Income for each of the three
 years in the period ended December 31, 2004...........................   36
Consolidated Balance Sheets at December 31, 2004,
 and December 31, 2003.................................................   37
Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2004...........................   38
Consolidated Statements of Stockholders' Equity for each of
 the three years in the period ended December 31, 2004.................   39
Notes to Consolidated Financial Statements.............................  40-61

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of RadioShack Corporation:

We  have  completed  an  integrated  audit  of  RadioShack   Corporation's  2004
consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Fort Worth, Texas
March 11, 2005

CONSOLIDATED STATEMENTS OF INCOME
RadioShack Corporation and Subsidiaries


                                                                          Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                    2004                           2003                             2002
                                                            % of                           % of                             % of
(In millions, except per share amounts)    Dollars        Revenues        Dollars        Revenues          Dollars        Revenues
------------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues          $ 4,841.2        100.0%        $ 4,649.3        100.0%          $ 4,577.2        100.0%
Cost of products sold                       2,406.7         49.7           2,333.6         50.2             2,338.9         51.1
                                         -----------    ------------    -----------    ------------      -----------    ------------
Gross profit                                2,434.5         50.3           2,315.7         49.8             2,238.3         48.9
                                         -----------    ------------    -----------    ------------      -----------    ------------

Operating expenses:
  Selling, general and administrative       1,774.8         36.7           1,740.0         37.4             1,728.6         37.8
  Depreciation and amortization               101.4          2.1              92.0          2.0                94.7          2.0
  Gain on contract termination                  --           --                --           --                (18.5)        (0.4)
  Impairment of long-lived assets               --           --                --           --                  8.1          0.2
                                         -----------    ------------    -----------    ------------      -----------    ------------
Total operating expenses                    1,876.2         38.8           1,832.0         39.4             1,812.9         39.6
                                         -----------    ------------    -----------    ------------      -----------    ------------

Operating income                              558.3         11.5             483.7         10.4               425.4          9.3

Interest income                                11.4          0.2              12.8          0.3                 9.0          0.2
Interest expense                              (29.6)        (0.5)            (35.7)        (0.8)              (43.4)        (0.9)
Other income, net                               2.0          --               12.0          0.3                33.9          0.7

                                         -----------    ------------    -----------    ------------      -----------    ------------
Income before income taxes                    542.1         11.2             472.8         10.2               424.9          9.3

Provision for income taxes                    204.9          4.2             174.3          3.8               161.5          3.5
                                         -----------    ------------    -----------    ------------      -----------    ------------
Net income                                    337.2          7.0             298.5          6.4               263.4          5.8


Preferred diviends                              --           --                --           --                  4.5          0.1
                                         -----------    ------------    -----------    ------------      -----------    ------------

Net income available to common
 stockholders                             $   337.2          7.0%        $   298.5          6.4%          $   258.9          5.7%
                                         ===========    ============    ===========    ============      ===========    ============

Net income available per common share:

     Basic                                $    2.09                      $    1.78                        $    1.50
                                         ===========                    ===========                      ===========

     Diluted                              $    2.08                      $    1.77                        $    1.45
                                         ===========                    ===========                      ===========

Shares used in computing earnings per
 common share:

     Basic                                    161.0                          167.7                            173.0
                                         ===========                    ===========                      ===========

     Diluted                                  162.5                          168.9                            179.3
                                         ===========                    ===========                     ============



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RadioShack Corporation and Subsidiaries

                                                                      December 31,
                                                                  ---------------------
(In millions, except for share amounts)                              2004       2003
---------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                        $  437.9    $  634.7
 Accounts and notes receivable, net                                  241.0       182.4
 Inventories, net                                                  1,003.7       766.5
 Other current assets                                                 92.5        83.0
                                                                  ---------   ---------

  Total current assets                                             1,775.1     1,666.6

Property, plant and equipment, net                                   652.0       513.1
Other assets, net                                                     89.6        64.2
                                                                  ---------   ---------
Total assets                                                      $2,516.7    $2,243.9
                                                                  =========   =========

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of long-term debt  $   55.6    $   77.4
 Accounts payable                                                    442.2       300.2
 Accrued expenses and other current liabilities                      342.1       343.0
 Income taxes payable                                                117.5       137.5
                                                                  ---------   ---------

  Total current liabilities                                          957.4       858.1

Long-term debt, excluding current maturities                         506.9       541.3
Other non-current liabilities                                        130.3        75.2
                                                                  ---------   ---------

  Total liabilities                                                1,594.6     1,474.6


Commitments and contingent liabilities (see Notes 14 and 15)

Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized:
   Series A junior participating, 300,000 shares designated and
     none issued                                                       --          --
   Series B convertible, 100,000 shares authorized and
     none issued                                                       --          --
  Common stock, $1 par value, 650,000,000 shares authorized;
   191,033,000 shares issued                                         191.0       191.0
  Additional paid-in capital                                          82.7        75.2
  Retained earnings                                                1,508.1     1,210.6
  Treasury stock, at cost; 32,835,000 and 28,481,000
    shares, respectively                                            (859.4)     (707.2)
  Accumulated other comprehensive loss                                (0.3)       (0.3)
                                                                  ---------   ---------
  Total stockholders' equity                                         922.1       769.3
                                                                  ---------   ---------
Total liabilities and stockholders' equity                        $2,516.7    $2,243.9
                                                                  =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RadioShack Corporation and Subsidiaries


                                                              Year Ended December 31,
                                                           ----------------------------
(In millions)                                                2004      2003      2002
---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                $ 337.2   $ 298.5   $ 263.4
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Impairment of long-lived assets                             --        --        8.1
   Depreciation and amortization                             101.4      92.0      94.7
   Deferred income taxes and other items                      50.2      51.7      30.6
   Provision for credit losses and bad debts                  (0.3)      0.4       4.7
 Changes in operating assets and liabilities, excluding
  acquisitions:
   Accounts and notes receivable                             (53.0)     17.2      68.2
   Inventories                                              (234.2)    202.3     (21.4)
   Other current assets                                       (7.5)     (5.2)      1.9
   Accounts payable, accrued expenses and income taxes
    payable                                                  158.7      (5.0)     71.4
                                                           --------  --------  --------
Net cash provided by operating activities                    352.5     651.9     521.6
                                                           --------  --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment                 (229.4)   (189.6)   (106.8)
 Proceeds from sale of property, plant and equipment           2.5       2.0       8.6
 Proceeds from sale of installation subsidiary                 --        4.7       --
 Purchase of retail service business                         (59.1)      --        --
 Other investing activities                                   (4.2)     (6.0)     (0.8)
                                                           --------  --------  --------
Net cash used in investing activities                       (290.2)   (188.9)    (99.0)
                                                           --------  --------  --------

Cash flows from financing activities:
 Purchases of treasury stock                                (251.1)   (286.2)   (329.9)
 Sale of treasury stock to employee benefit plans             35.4      35.8      40.6
 Proceeds from exercise of stock options                      50.4      15.7       9.0
 Proceeds from financing obligation                            --        --       32.3
 Payments of dividends                                       (39.7)    (40.8)    (39.8)
 Changes in short-term borrowings, net                       (14.0)     20.7      (2.0)
 Repayments of long-term borrowings                          (40.1)    (20.0)    (87.7)
                                                           --------  --------  --------
Net cash used in financing activities                       (259.1)   (274.8)   (377.5)
                                                           --------  --------  --------

Net (decrease)/increase in cash and cash equivalents        (196.8)    188.2      45.1
Cash and cash equivalents, beginning of period               634.7     446.5     401.4
                                                           --------  --------  --------
Cash and cash equivalents, end of period                   $ 437.9   $ 634.7   $ 446.5
                                                           ========  ========  ========

Supplemental cash flow information:
Interest paid                                              $  29.3   $  35.0   $  43.9
Income taxes paid                                            182.7     153.5     160.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RadioShack Corporation and Subsidiaries

                                                      Shares at December 31,          Dollars at December 31,
                                                 -------------------------------- --------------------------------
(In millions)                                       2004       2003      2002        2004       2003       2002
                                                 ---------- ---------- ---------- ---------- ---------------------
Preferred stock
Beginning of year                                     --         --          0.1  $    --    $    --    $    64.5
 Conversion of preferred stock to common stock        --         --         (0.1)      --         --        (58.4)
 Cancellation of preferred stock, net of
  repurchases                                         --         --         --         --         --         (6.1)
                                                 ---------- ---------- ---------- ---------- ---------- ----------
End of year                                           --         --         --    $    --    $    --    $     --
                                                 ========== ========== ========== ========== ========== ==========
Common stock
Beginning of year                                    191.0      236.0      236.0  $   191.0  $   236.0  $   236.0
 Retirement of treasury stock                          --       (45.0)       --         --       (45.0)       --
                                                 ---------- ---------- ---------- ---------- ---------- ----------
End of year                                          191.0      191.0      236.0  $   191.0  $   191.0  $   236.0
                                                 ========== ========== ========== ========== ========== ==========
Treasury stock
Beginning of year                                    (28.5)     (64.3)     (59.2) $  (707.2) $(1,579.9) $(1,443.5)
 Purchase of treasury stock                           (8.0)     (11.5)     (12.4)    (246.9)    (290.9)    (317.8)
 Issuance of common stock                              1.3        1.5        1.6       33.8       37.4       43.3
 Exercise of stock options and grant of stock
  awards                                               2.4        0.8        0.6       60.9       18.5       12.9
 Retirement of treasury stock                          --        45.0         --        --     1,107.7        --
 Conversion of preferred stock to common stock         --         --         5.1        --         --       125.2
                                                 ---------- ---------- ---------- ---------- ---------- ----------
End of year                                          (32.8)     (28.5)     (64.3) $  (859.4) $  (707.2) $(1,579.9)
                                                 ========== ========== ========== ========== ========== ==========
Additional paid-in capital
Beginning of year                                                                 $    75.2  $    70.0  $   138.8
 Issuance of common stock                                                               5.7        0.7       (0.3)
 Exercise of stock options and grant of stock
  awards                                                                               (9.5)      (2.0)      (2.5)
 Conversion of preferred stock to common stock                                          --         --       (66.8)
 Stock option income tax benefits                                                      11.3       19.6        0.8
 Retirement of treasury stock                                                           --       (13.1)       --
                                                                                  ---------- ---------- ----------
End of year                                                                       $    82.7  $    75.2  $    70.0
                                                                                  ========== ========== ==========
Retained earnings
Beginning of year                                                                 $ 1,210.6  $ 2,002.5  $ 1,787.3
 Net income                                                                           337.2      298.5      263.4
 Series B convertible stock dividends, net of taxes                                     --         --        (2.9)
 Cancellation of preferred stock, net of repurchases                                    --         --        (8.5)
 Retirement of treasury stock                                                           --    (1,049.6)       --
 Common stock cash dividends declared                                                 (39.7)     (40.8)     (36.8)
                                                                                  ---------- ---------- ----------
End of year                                                                       $ 1,508.1  $ 1,210.6  $ 2,002.5
                                                                                  ========== ========== ==========
Unearned compensation
Beginning of year                                                                 $     --   $     --   $    (4.3)
 Amortization of unearned compensation                                                  --         --         4.3
                                                                                  ---------- ---------- ----------
End of year                                                                       $     --   $     --   $     --
                                                                                  ========== ========== ==========
Accumulated other comprehensive loss
Beginning of year                                                                 $    (0.3) $    (0.5) $    (0.7)
 Other comprehensive income                                                             --         0.2        0.2
                                                                                  ---------- ---------- ----------
End of year                                                                       $    (0.3) $    (0.3) $    (0.5)
                                                                                  ========== ========== ==========
Total stockholders' equity                                                        $   922.1  $   769.3  $   728.1
                                                                                  ========== ========== ==========

Comprehensive income
Net income                                                                        $   337.2  $   298.5  $   263.4
 Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                              0.1        0.3        0.3
  Loss on interest rate swaps, net                                                     (0.1)      (0.1)      (0.1)
                                                                                  ---------- ---------- ----------
   Other comprehensive income                                                           --         0.2        0.2
                                                                                  ---------- ---------- ----------
Comprehensive income                                                              $   337.2  $   298.7  $   263.6
                                                                                  ========== ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

NOTE 1 - DESCRIPTION OF BUSINESS
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronic goods and services through our RadioShack store chain. Our strategy is to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. Throughout this report, the terms "our," "we," "us" and "RadioShack" refer to RadioShack Corporation, including its subsidiaries.

Company-Operated Stores: At December 31, 2004, we operated 5,046 company stores located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless phones and communication devices such as scanners and two-way radios; residential telephones, DVD players, computers and direct-to-home ("DTH") satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios, memory players and wellness products. We also provide consumers access to third-party services such as cellular and PCS phone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

Dealer Outlets: At December 31, 2004, we also had a network of 1,788 dealer outlets, including 45 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our sales derived outside of the United States are not material.

Company-Operated Kiosks: At December 31, 2004, we operated 599 kiosks located throughout the United States. These kiosks are primarily inside SAM'S CLUB locations, as well as in major malls. These locations, which are not RadioShack-branded, offer product lines including wireless telephones and the associated accessories. We also provide consumers access to third-party cellular and PCS phone services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications: Certain amounts in the December 31, 2003 and 2002, financial statements have been reclassified to conform with the December 31, 2004, presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. Our most significant estimates and assumptions include the determination of estimates for third-party service deactivations in connection with revenue recognition and receivables, inventory valuation, depreciable lives of property, plant and equipment, insurance reserves, intangible assets, and contingency and litigation reserves. Actual results could differ materially from those estimates.

Revenue Recognition: Our revenue is derived principally from the sale of private label and third-party branded products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Certain products, such as wireless telephones and satellite systems, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider pays us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of estimated service deactivations, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider. Recurring residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

We offer extended service contracts in all states in which we operate, but retain the liability for these contracts in only three states. For all other states, our share of commission revenue is recognized as income at the time the contract is sold. For the contracts offered in the three states where we are the primary obligor, revenues from the sale of these contracts are recognized ratably over the terms of the contracts. Costs directly related to the sale of such contracts are deferred and charged to cost of products sold proportionately as the revenues are recognized. A loss is recognized on extended service contracts if the sum of the expected costs of providing services pursuant to the contracts exceeds the related unearned revenue.

Cost of Products Sold: Cost of products sold includes the total cost of merchandise inventory sold; costs of services provided; external and internal freight expenses; distribution costs; warehousing costs; customer shipping and handling charges; certain vendor allowances that are not specific, incremental and identifiable; and physical inventory valuation adjustments and losses.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors which we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see our previous "Vendor Allowances" discussion). Advertising expense was $271.5 million, $254.4 million and $241.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, net of vendor allowances of $33.9 million, $40.9 million and $59.6 million, respectively.

Stock-Based Compensation: At December 31, 2004, we had various stock-based employee compensation plans in use. We measure stock-based compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the stock price on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and net income available per common share as if we had accounted for our employee stock options under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the vesting period. We will adopt the provisions of SFAS No. 123R, "Share-Based Payment," which was issued in December 2004, effective July 1, 2005, and will modify our accounting for stock options and other equity awards accordingly. See "Recently Issued Accounting Pronouncements" below.


                                                                        Year Ended December 31,
                                                                  ----------------------------------
(In millions, except per share amounts)                              2004        2003        2002
---------------------------------------                           ----------  ----------  ----------
Net income, as reported                                            $  337.2    $  298.5    $  263.4
  Stock-based employee compensation expense included in
    reported net income, net of related tax effects                    12.8        14.2        14.0
  Total stock-based compensation expense determined under
    fair value method for all awards, net of related tax effects      (34.7)      (51.1)      (60.5)
                                                                  ----------  ----------  ----------
Pro forma net income                                               $  315.3    $  261.6    $  216.9
                                                                  ==========  ==========  ==========

Net income available per common share:
  Basic - as reported                                              $   2.09    $   1.78    $   1.50
  Basic - pro forma                                                $   1.96    $   1.56    $   1.23
  Diluted - as reported                                            $   2.08    $   1.77    $   1.45
  Diluted - pro forma                                              $   1.94    $   1.55    $   1.19

The  pro  forma  amounts  in  the  preceding  table  were  estimated  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:


                                                 Year Ended December 31,
                                           ----------------------------------
                                              2004        2003        2002
                                           ----------  ----------  ----------
Expected life in years                             6           6           6
Expected volatility                             48.0%       48.3%       46.1%
Annual dividend paid per share              $   0.25    $   0.25    $   0.22
Risk free interest rate                          3.3%        3.1%        4.5%
Fair value of options granted during year   $  16.28    $   9.63    $  13.53


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

                                                                   Year Ended December 31,
                                          2004                                2003                                2002
                          ----------------------------------  ----------------------------------  ----------------------------------
(In millions, except        Income      Shares    Per Share     Income      Shares    Per Share     Income       Shares   Per Share
 per share amounts)       (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
                          ----------- ----------- ----------  ----------- ----------- ----------  ----------- ----------- ----------
Net income                 $  337.2                            $  298.5                            $  263.4
Less: Preferred stock
 dividends                      --                                  --                                 (4.5)
                          -----------                         -----------                         -----------

Basic EPS
Net income
 available to common
 stockholders                 337.2       161.0    $  2.09        298.5       167.7    $  1.78        258.9       173.0    $  1.50
                                                  ==========                          ==========                          ==========

Effect of dilutive
 securities:
Plus dividends on
 Series B preferred stock       --                                  --                                  4.5
Additional contribution
 required if preferred
 stock had been
 converted                      --           --                      --         --                     (3.3)        5.3
Stock options                               1.5                                 1.2                                 1.0
                          ----------- -----------             ----------- -----------             ----------- -----------

Diluted EPS
Net income
 available to common
 stockholders plus
 assumed conversions       $  337.2       162.5    $  2.08     $  298.5       168.9    $  1.77     $  260.1       179.3     $ 1.45
                          =========== =========== ==========  =========== =========== ==========  =========== =========== ==========

Options to purchase 10.9 million, 16.8 million and 18.1 million shares of common stock in 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the year and the effect of their inclusion would be anti-dilutive.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 2.2% and 1.0% at December 31, 2004 and 2003, respectively, for cash equivalents totaling $386.2 million and $566.4 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. However, we do have some concentration of credit risk from service providers in the wireless telephone industry, due to sales of their products and services. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information and, historically, such losses, in the aggregate, have not exceeded our expectations. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered.

Inventories: Our inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods.

Property, Plant and Equipment: We state our property, plant and equipment at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When we sell or retire depreciable assets, we remove the related cost and accumulated depreciation from our accounts and we recognize gains and losses. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operations as we incur these expenses.

Capitalized Software Costs: We capitalize qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2004, 2003 and 2002, totaled $42.6 million, $37.9 million and $43.8 million, net of accumulated amortization of $65.8 million, $53.3 million and $39.0 million, respectively.

Impairment of Long-Lived Assets: We review long-lived assets (primarily property, plant and equipment, goodwill and intangibles) held and used by us or to be disposed of for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets are not amortized, but are reviewed annually at the end of our fiscal year for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired).

Goodwill and Intangibles: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2004, our net goodwill balance totaled $26.8 million, comprised primarily of goodwill resulting from the acquisition of the SAM'S CLUB kiosk business effective October 1, 2004. Additionally, we had $25.2 million in intangible assets arising from the SAM'S CLUB kiosk business acquisition.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to the short-term nature of their maturities or their varying interest rates.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Derivatives: We use our interest rate swap agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. The accounting for changes in the fair value of an interest rate swap depends on the use of the swap. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. Any portion we consider to be ineffective is immediately reported in our earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness. Through the use of interest rate swap agreements, we have reduced our net interest expense by $8.7 million, $7.8 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income is comprised of the gain (loss) on an interest rate swap used as a cash flow hedge and foreign currency translation adjustments, which are shown net of tax in our accompanying Consolidated Statements of Stockholders' Equity.

Recently Issued Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board (the "FASB") issued revised FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities or "VIEs"). FIN 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 31, 2003. Applications by public entities for all other types of entities are required in financial statements for periods ending after March 15, 2004. The application of FIN 46R did not have a material impact on our results of operations, financial position or liquidity, and does not apply to our dealer outlets.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R beginning with the third quarter of fiscal year 2005, which begins on July 1, 2005. We intend to elect the modified prospective transition method which will require that we recognize compensation expense for all new and unvested share-based payment awards from the effective date. Based on our preliminary analysis of SFAS No. 123R, we anticipate that the after-tax impact of adoption on our results of operations for the six months ending December 31, 2005, will be an expense of approximately $6.8 million.

During fiscal year 2004, we adopted Emerging Issues Task Force ("EITF") Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers," which amends EITF No. 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (i.e., manufacturers' coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF No. 03-10 did not materially impact our results of operations, financial position or liquidity in fiscal year 2004.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that these items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2004 and 2003, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

                                             December 31,
(In millions)                             2004       2003
                                      ----------- ----------
Receivables from vendors and service
 providers                             $  131.4    $  92.3
Trade accounts receivable                  80.6       75.6
Other receivables                          30.4       18.6
Allowance for doubtful accounts            (1.4)      (4.1)
                                      ----------- ----------
Accounts and notes receivable, net     $  241.0    $ 182.4
                                      =========== ==========

Receivables from vendors and service providers relate to marketing development funds, residual income, customer acquisition fees, rebates and other promotions from our third-party service providers and product vendors, after taking into account estimates for service providers' customer deactivations and non-activations, which are factors in determining the amount of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts

                                                              December 31,
                                                 -------------------------------------
(In millions)                                        2004         2003        2002
                                                 -----------  -----------  -----------
Balance at the beginning of the year              $    4.1     $    7.4     $    6.8
(Recovery of) provision for bad debts included
  in selling, general and administrative
  expense                                             (0.3)         0.4          4.7
Uncollected receivables written off,
  net of recoveries                                   (2.4)        (3.7)        (4.1)
                                                 -----------  -----------  -----------
Balance at the end of the year                    $    1.4     $    4.1     $    7.4
                                                 ===========  ===========  ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT ("PP&E"), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

                                                                                         December 31,
                                                     Range of                       ----------------------
(In millions)                                  Estimated Useful Life                   2004        2003
                                                                                    ----------  ----------
Land                                                   --                            $   35.1    $   35.0
Buildings                                          10 - 40 years                        288.5       169.1
Furniture, fixtures and equipment                   2 -15 years                         704.1       631.8
Leasehold improvements               The shorter of the life of the improvements
                                       or the term of the related lease and
                                           certain renewal periods                      356.7       345.8
                                                                                    ----------  ----------
Total PP&E                                                                            1,384.4     1,181.7
Less accumulated depreciation and
 amortization                                                                          (732.4)    (668.6)
                                                                                    ----------  ----------
PP&E, net                                                                            $  652.0    $  513.1
                                                                                    ==========  ==========

During 2004, we substantially completed construction of our new corporate campus. These expenditures, including capitalized interest of $6.6 million and $2.6 million for the years 2004 and 2003, respectively, are the principal reasons for the increases in buildings and furniture, fixtures and equipment.

From time to time, we enter into store operating lease agreements that provide for landlord-funded construction allowances for the purchase and installation of leasehold improvements. Prior to January 2004, we accounted for these construction allowances as a reduction of leasehold improvements; however, beginning January 1, 2004 all construction allowances received were recorded as deferred rent and are ratably amortized as a reduction of rent expense over the lease term. We believe our prior accounting for construction allowances had no material impact on our consolidated financial statements for 2003 and 2002, and therefore no accounting adjustments are necessary or have been made.

NOTE 5 - OTHER ASSETS, NET
                              December 31,
                         ----------------------
(In millions)               2004        2003
-------------            ----------  ----------
Notes receivable          $  10.6     $   9.8
Goodwill                     26.8         2.9
Deferred income taxes         --         22.2
Intangibles                  19.9         --
Other                        32.3        29.3
                         ----------  ----------
Total other assets, net   $  89.6     $  64.2
                         ==========  ==========

The increase in goodwill and intangibles was the result of the acquisition of the SAM'S CLUB kiosk business.

The changes in the carrying amount of goodwill are as follows:

(In millions)
-------------
Balance at December 31, 2003          $   2.9
WRI asset acquisition                    23.1
Other, net                                0.8
                                     ----------
Balance at December 31, 2004          $  26.8
                                     ==========

During the third quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. ("WRI"). These assets included wireless kiosks and inventory located within SAM'S CLUB retail locations. This acquisition enables us to leverage our retail support
infrastructure   to  expand  into  other  retail  channels  more  rapidly.   The
acquisition was accounted for using the purchase method of accounting as prescribed in SFAS No. 141, "Business Combinations" ("SFAS No. 141"). In
accordance with SFAS No. 141, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent valuations and supported by internal studies. The total purchase price of $59.1 million was allocated primarily to fixed assets, goodwill and a separately identifiable intangible asset, which is our contract with SAM'S CLUB. The preliminary purchase price allocation to goodwill was $23.1 million and to intangibles was $25.2 million. Although the purchase price allocation is preliminary, we do not anticipate any significant adjustments at the finalization of this process. If necessary, however, we may record adjustments to these intangible balances in subsequent periods.

This SAM'S CLUB intangible is being amortized over five years and the estimated amortization for years ended December 31, 2005, 2006, 2007, 2008, and 2009 is $5.3 million, $5.3 million, $5.3 million, $5.3 million, and $4.0 million, respectively.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
AmeriLink was acquired in 1999 to provide us with residential installation capabilities for the technologies and services offered in our retail stores.
From the time of its acquisition, AmeriLink incurred operating losses and negative cash flows. In 2000 and in 2001, we attempted to restructure and reorganize AmeriLink, but due to the overall slowdown in the economy and the market decline for professionally installed home Internet connectivity services, AmeriLink continued to report losses. During the fourth quarter of 2001, we prepared a revised analysis of estimated future cash flows for AmeriLink, which indicated that its long-lived assets were impaired. The carrying value of AmeriLink's long-lived assets (principally goodwill and fixed assets) exceeded the discounted present value of the estimated future cash flows by approximately $37.0 million. An impairment of goodwill for that amount was recorded for 2001. As a result of continued difficulties in the DTH business and a refocus during the fourth quarter of 2002 on our satellite installation strategy, together with a revised cash flow projection for our overall installation business, we determined that the remaining long-lived assets associated with AmeriLink were impaired. We compared the carrying value of these long-lived assets with their fair value and determined that the remaining goodwill balance of $8.1 million was impaired and we, therefore, recorded an impairment charge for this amount in the accompanying 2002 Consolidated Statement of Income. As of December 31, 2002, there was no remaining goodwill on our balance sheet related to AmeriLink. In September 2003, we sold AmeriLink, resulting in a loss of $1.8 million which was recorded in other income in our Consolidated Statement of Income for 2003.

There were no significant impairments for the year ended December 31, 2004.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES
Short-Term Debt, Including Current Maturities of Long-Term Debt

                                                                          December 31,
(In millions)                                                          2004        2003
-------------                                                       ----------  ----------
Short-term debt                                                      $   22.7    $   36.8
Financing obligation                                                     32.3        ---
Current portion of long-term debt                                        ---         39.5
Current portion of capital lease obligations                              0.6         0.2
Fair value of interest rate swaps                                        ---          0.9
                                                                    ----------  ----------
Total short-term debt, including current maturities of long-term
 debt                                                                $   55.6    $   77.4
                                                                    ==========  ==========

Long-Term Debt, Excluding Current Maturities
                                                                          December 31,
(In millions)                                                          2004        2003
-------------                                                       ----------  ----------
Ten-year 7 3/8% note payable due in 2011                             $  350.0    $  350.0
Ten-year 6.95% note payable due in 2007                                 150.0       150.0
Medium-term notes payable with an interest rate at
  December 31, 2004, of 6.42% due in 2008                                 5.0        44.5
Financing obligation                                                     32.3        32.3
Notes payable with interest rates at December 31, 2004,
  ranging from 1.6% to 2.9% due from 2006 to 2014                         6.1         6.1
Capital lease obligations                                                 0.6         0.3
Unamortized debt issuance costs                                          (4.7)       (5.8)
Fair value of interest rate swaps                                         0.5         4.5
                                                                    ----------  ----------
                                                                        539.8       581.9
                                                                    ----------  ----------

Less current portion of:
  Notes payable                                                          ---         39.5
  Financing obligation                                                   32.3        ---
  Fair value of interest rate swaps                                      ---          0.9
  Capital lease obligations                                               0.6         0.2
                                                                    ----------  ----------
                                                                         32.9        40.6
                                                                    ----------  ----------

Total long-term debt, excluding current maturities                   $  506.9    $  541.3
                                                                    ==========  ==========

Long-term borrowings and financing obligation outstanding at December 31, 2004, mature as follows:

                      Long-Term      Capital     Financing
(In millions)         Borrowings      Lease     Obligation(1)     Total
-------------       ------------- ------------- ------------- -------------
2005                  $    --       $    0.6      $    32.3     $    32.9
2006                        5.1          --             --            5.1
2007                      150.0          --             --          150.0
2008                        5.0          --             --            5.0
2009                        --           --             --            --
2010 and thereafter       351.0          --             --          351.0
                    ------------- ------------- ------------- --------------
Total                 $   511.1     $    0.6      $    32.3     $   544.0
                    ============= ============= ============= ==============


The fair value of our long-term debt of $544.0 million and $583.2 million at December 31, 2004 and 2003, respectively, (including current portion, but excluding capital leases) was approximately $629.7 million and $656.7 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

Our senior unsecured debt primarily consists of two issuances of 10-year long-term notes and an issuance of medium-term notes.

Long-Term Notes: We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes are due September 1, 2007.

On May 11, 2001, we issued $350.0 million of 10-year 7 3/8% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. Because no additional debt was issued in the exchange offering, the net effect of this exchange was that no additional debt was issued, and substantially all of the notes were registered with the SEC.

During the third quarter of 2001, we entered into an interest rate swap agreement with underlying notional amount of $110.5 million with a maturity in 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other assets, net, of $5.4 million and $4.5 million (their fair value) at December 31, 2004 and 2003, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market's current anticipation of quarterly LIBOR rate levels from the present until the swaps' maturity.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2004, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2004, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes have a maturity in 2008. As of December 31, 2004, there was no availability under this shelf registration.

Short-Term Borrowing Facilities

                                                         Year Ended December 31,
(In millions)                                       2004         2003         2002
-------------                                    ----------   ----------   ----------
Domestic seasonal bank credit lines and
 bank money market lines:
 Lines available at year end                      $  600.0     $  700.0     $  705.0
 Loans outstanding at year end                        --           --           --
 Weighted average interest rate at year end           --           --           --
 Weighted average loans outstanding               $   --       $   --       $   --
 Weighted average interest rate during year           --           --           --

Short-term foreign credit lines:
 Lines available at year end                      $    7.2     $    7.2     $   15.8
 Loans outstanding at year end                        --           --           --
 Weighted average interest rate at year end           --           --           --
 Weighted average loans outstanding               $   --       $   --       $   --
 Weighted average interest rate during year           --           --            2.1%

Letters of credit and banker's acceptance lines
 of credit:
 Lines available at year end                      $  168.5     $  162.7     $  167.4
 Acceptances outstanding at year end                  --           --           --
 Letters of credit open against outstanding
   purchase orders at year end                    $   30.3     $   20.0     $   26.4

Commercial paper credit facilities:
 Commercial paper outstanding at year end         $   --       $   --       $   --
 Weighted average interest rate at year end           --           --           --
 Weighted average commercial paper
   outstanding                                    $   --       $   --       $    0.1
 Weighted average interest rate during year           --           --            2.0%

Our short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table above. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation that takes into consideration the time period such debt was outstanding, as well as the amount outstanding. Our financing, primarily short-term debt, if utilized, would consist primarily of commercial paper, which is described in more detail below.

Commercial Paper: We have access to short-term debt instruments, such as commercial paper issuances, available to supplement our short-term financing needs. The commercial paper program, when utilized, has a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $600 million revolving credit facilities described in more detail below. We currently have no commercial paper outstanding.

Credit Facilities: In the second quarter of 2004, we replaced our existing $300.0 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of this revolving credit facility are substantially similar to the previous facility. This credit facility, in addition to our existing $300.0 million five-year credit facility which expires in June 2007, will support our commercial paper borrowings and is otherwise available for general corporate purposes. As of December 31, 2004, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary covenants, and we were in compliance with these covenants as of December 31, 2004.

Other Indebtedness: We established an employee stock ownership trust in June 1990. Further information on the trust and its related indebtedness, which we guaranteed, is detailed in the discussion of the RadioShack 401(k) Plan in Note 19.

In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation, because we retained certain responsibilities during the lease term. Under a financing obligation, the associated assets remain on our balance sheet. This obligation has a three-year term expiring in 2005 with renewal options. The lessors are unrelated third-parties. We entered into this transaction in contemplation of and to facilitate the relocation of our corporate headquarters to a new custom-built corporate campus, which was substantially complete at December 31, 2004. We began to occupy the new campus in the fourth quarter of 2004 and will be completed in the first quarter of 2005.

NOTE 8 - TREASURY STOCK RETIREMENT
In December 2003, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued. Additional details of the transaction may be seen in our 2003 Consolidated Statement of Stockholders' Equity.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                December 31,
(In millions)                                 2004       2003
-------------                              ----------  ----------
Payroll and bonuses                         $   86.0    $   76.7
Insurance                                       74.8        70.0
Sales and payroll taxes                         39.5        45.5
Rent                                            22.7        17.4
Gift card deferred revenue                      18.8        14.3
Other                                          100.3       119.1
                                           ----------  ----------
Total accrued expenses and other current
 liabilities                                $  342.1    $  343.0
                                           ==========  ==========


NOTE 10 - OTHER NON-CURRENT LIABILITIES

                                                December 31,
(In millions)                                 2004        2003
-------------                              ----------  ----------
Deferred compensation                       $   78.2    $   75.2
Deferred revenue                                30.6        --
Deferred taxes                                  13.5        --
Other                                            8.0        --
                                           ----------  ----------
Total other non-current liabilities         $  130.3    $   75.2
                                           ==========  ==========

Deferred revenue at December 31, 2004 was the result of us receiving funds from wireless vendors in conjunction with the acquisition of the SAM'S CLUB kiosk business.

NOTE 11 - BUSINESS RESTRUCTURINGS
At December 31, 2004, the balance in the restructuring reserve related to the closure in 1996 and 1997 of various McDuff, Computer City and Incredible Universe retail stores was $5.1 million. This reserve represents the expected costs to be paid in connection with the remaining real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. Costs will continue to be incurred over the remaining terms of the related leases. During the year ended December 31, 2004, costs of $11.9 million were charged against this reserve, principally relating to the settlement of one location in Miami, Florida.

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

NOTE 13 - INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2004 and 2003, were comprised of the following:

                                                            December 31,
(In millions)                                            2004        2003
-------------                                         ----------  ----------
Deferred tax assets:
 Insurance reserves                                    $   24.3    $   22.4
 Deferred compensation                                     25.5        23.8
 Inventory adjustments, net                                 1.6         6.5
 Restructuring reserves                                     2.6         6.5
 Bad debt reserve                                           0.5         1.6
 Other                                                     12.9        29.0
                                                      ----------  ----------
Total deferred tax assets                                  67.4        89.8
                                                      ----------  ----------
Deferred tax liabilities:
 Deferred taxes on foreign operations                      16.2        14.5
 Depreciation and amortization                             24.1        10.3
 Other                                                      3.8         3.1
                                                      ----------  ----------
Total deferred tax liabilities                             44.1        27.9
                                                      ----------  ----------
Net deferred tax assets                                $   23.3    $   61.9
                                                      ==========  ==========

The net deferred tax asset is classified as follows:
 Other current assets                                  $   36.8    $   39.7
 Other (non-current liabilities) assets                   (13.5)       22.2
                                                      ----------  ----------
Net deferred tax assets                                $   23.3    $   61.9
                                                      ==========  ==========

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are given in the two accompanying tables.

Income Tax Expense (Benefit)

                                                Year Ended December 31,
(In millions)                                2004        2003        2002
-------------                             ----------  ----------  ----------
Current:
 Federal                                   $  140.6    $  117.5    $  127.3
 State                                         21.1        21.9        13.3
 Foreign                                        4.6         3.3         3.3
                                          ----------  ----------  ----------
                                              166.3       142.7       143.9
                                          ----------  ----------  -----------

Deferred:
 Federal                                       36.1        33.5        17.5
 State                                          2.5        (1.9)        0.1
                                          ---------   ----------  ----------
                                               38.6        31.6        17.6
                                          ----------  ----------  ----------

Provision for income taxes                 $  204.9    $  174.3     $ 161.5
                                          ==========  ==========  ==========

Statutory vs. Effective Tax Rate
                                                    Year Ended December 31,
(In millions)                                    2004        2003       2002
-------------                                 ----------  ---------  ----------
Components of income from
 continuing operations:
   United States                               $  520.3    $ 456.5    $  408.8
   Foreign                                         21.8       16.3        16.1
                                              ----------  ---------  ----------
Income before income taxes                        542.1      472.8       424.9
Statutory tax rate                               x 35.0%    x 35.0%     x 35.0%
                                              ----------  ---------  ----------
Federal income tax expense at statutory rate      189.7      165.5       148.7
State income taxes, net of federal benefit         15.4       13.0         8.7
Non-deductible goodwill                             --         --          2.8
Other, net                                         (0.2)      (4.2)        1.3
                                              ----------  ---------  ----------
Total income tax expense                       $  204.9    $ 174.3    $  161.5
                                              ==========  =========  ==========

Effective tax rate                                 37.8%      36.9%       38.0%
                                              ==========  =========  ==========

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2004 or 2003. Our tax returns are subject to examination by taxing authorities in various jurisdictions. The Internal Revenue Service is currently in the process of concluding its examination of our federal income tax returns for the taxable years from 1993 through 2001. Several states are also currently in the process of examining our state income tax returns. We record tax reserves based on our best estimate of current tax exposures in the relevant jurisdictions. While we believe that the reserves recorded in the consolidated financial statements accurately reflect our tax exposures, our actual tax liabilities may ultimately differ from those estimates if we prevail in matters for which accruals have been established, or if taxing authorities successfully challenge the tax treatment upon which our management has based its estimates. Accordingly, our effective tax rate for a particular period may materially change.

The American Jobs Creation Act of 2004 ("AJC Act") was signed into law on October 22, 2004, and provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction, reducing the effective federal income tax rate on such earnings from 35% to 5.25%. The earnings must be reinvested in the U.S. under a qualified plan that has been approved by our CEO and Board of Directors. We are currently assessing the impact that the AJC Act might have with respect to our foreign earnings, primarily in Asia. We are unable to quantify any tax benefit that might be received from the repatriation of our foreign earnings in the future, or the effect this repatriation might have on our effective tax rate. However, we do not expect that any repatriation would materially affect our results of operations or financial position.

NOTE 14 - LITIGATION
On July 28, 2003, we received payment of $15.7 million resulting from the favorable settlement of a lawsuit we had previously filed. We recorded this settlement in the accompanying Consolidated Statement of Income in the third quarter of 2003 as other income of $10.7 million, net of legal expenses of $5.0 million paid as a result of the lawsuit.

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

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse
L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at December 31, 2004.

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

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through January 2016. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure ("Contingent Rent"). Certain leases contain escalation clauses. We also lease distribution centers and office space. Additionally, we lease automobiles and information systems equipment.

Future  minimum  rent   commitments  at  December  31,  2004,   under  long-term
non-cancelable operating leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)
-------------------------------------------
2005....................                      $   182.3
2006....................                          155.0
2007....................                          115.2
2008....................                           81.3
2009....................                           55.1
2010 and thereafter.....                           80.6
                                             -----------
Total minimum lease payments...               $   669.5
                                             ===========

Future minimum rent commitments in the table above exclude future rent obligations associated with stores closed under the 1996 and 1997 restructuring plan. Estimated payments to settle future rent obligations associated with these stores have been accrued in the restructuring reserve (see Note 10).

Rent Expense
                          Year Ended December 31,
(In millions)          2004        2003        2002
-------------       ----------  ----------  ----------
Minimum rents        $  203.0    $  201.4    $  197.0
Occupancy cost           45.3        44.3        43.9
Contingent rents         11.1         4.4         4.0
                    ----------  ----------  ----------
Total rent expense   $  259.4    $  250.1    $  244.9
                    ==========  ==========  ==========

From time to time, we enter into store operating leases that provide for free or reduced rental periods, usually during the finish-out of our retail locations before the store opens for business. These periods are commonly referred to as "rent holidays" and average 60 days. Prior to January 2005, we did not recognize straight-line rent expense during the pre-opening rent holiday period but rather began recording rent expense from the day the store opened. Beginning January 1, 2005, we have changed our accounting policy by including the rent holiday period in our straight-line rent calculation. We do not believe that this change in policy will have a material effect on our future consolidated statements of income or balance sheets, and will have no effect on our cash flows. Furthermore, we believe that the impact of our prior accounting for pre-opening rent holiday periods on current and prior periods is immaterial and therefore no accounting adjustments are necessary or have been made.

Contingent Liabilities: We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income is approximately $154 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

Purchase Obligations: We have purchase obligations of $485.9 million at December 31, 2004, which include our product commitments, marketing agreements and freight commitments. Of this amount, $464.2 million relates to 2005.

NOTE 16 - STOCK OPTIONS AND PERFORMANCE AWARDS
We have implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans ("ISPs") described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The 1997, 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee of our Board of Directors specifies the terms for grants of options under these ISPs; terms of these options may not exceed 10 years. Grants of options generally vest over three years and grants typically have a term of seven or 10 years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

In 2004 the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors ("Deferred Plan"). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors ("Directors") as specified in the 1997, 1999 and 2001 ISPs. New Directors will receive a one-time grant of 5,000 deferred stock units ("Units") on the date they attend their first Board meeting. Each Director who has served one year or more as of June 1 of any year will automatically be granted 3,500 Units on the first business day of June of each year in which he or she serves as a Director. Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting may be accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years.

A brief description of each our stock plans follows:

     1993 Incentive Stock Plan ("1993 ISP"): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options ("ISOs"), non-qualified stock options (options which are not ISOs) ("NQs") and restricted stock. There were no shares available on December 31, 2004, for grants under the 1993 ISP. The 1993 ISP expired March 28, 2003, and no further grants may be made under this plan.

     1994 Stock Incentive Plan ("1994 SIP"): As part of our purchase of AmeriLink in 1999 (see Note 6), we assumed the existing AmeriLink 1994 Stock Incentive Plan and certain related agreements and agreed to convert AmeriLink's stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management has determined that no further grants will be made under this plan; there were no shares
     available for grant at December 31, 2004,     under the 1994 SIP. There
     were also certain restricted stock agreements that were assumed by us at the time of acquisition. On September 10, 2003, we sold AmeriLink.

     1997 Incentive Stock Plan ("1997 ISP"): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 705,944 shares available on December 31, 2004, for grants under the 1997 ISP.

     1999 Incentive Stock Plan ("1999 ISP"): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO's under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 493,316 shares available on December 31, 2004, for grants under the 1999 ISP.

     2001 Incentive Stock Plan ("2001 ISP"): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 5,613,018 shares available on December 31, 2004, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)               2004                    2003                    2002
----------------------------      ----------------------  ----------------------  ----------------------
                                               Weighted                Weighted                Weighted
                                               Average                 Average                 Average
                                               Exercise                Exercise                Exercise
                                    Shares      Price       Shares      Price       Shares      Price
                                  ----------------------  ----------------------  ----------------------
Outstanding at beginning of year    23,889     $  32.85     22,816     $  34.32     22,869     $  34.34
Grants                               1,256        34.97      3,541        21.31      1,515        28.80
Exercised                           (2,399)       21.17       (755)       20.72       (525)       17.50
Forfeited                           (1,843)       38.87     (1,713)       33.85     (1,043)       35.23
                                  ----------              ----------              ----------
Outstanding at end of year          20,903     $  33.79     23,889     $  32.85     22,816     $  34.32
                                  ==========              ==========              ==========

Exercisable at end of year          17,295     $  35.27     17,438     $  34.99     14,227     $  34.25
                                  ==========              ==========              ==========

Fixed Price Stock Options

(Share amounts
 in thousands)                          Options Outstanding                               Options Exercisable
--------------      --------------------------------------------------------     -----------------------------------
                                             Weighted
                         Shares              Average            Weighted              Shares             Weighted
  Range of            Outstanding           Remaining            Average           Exercisable           Average
Exercise Prices     at Dec. 31, 2004     Contractual Life     Exercise Price     at Dec. 31, 2004     Exercise Price
---------------     ----------------     ----------------     --------------     ----------------     --------------
$ 10.05 - 23.00           3,823                4.73 years       $  19.69               1,873            $  18.48
  25.00 - 28.12           2,807                3.94                26.48               2,792               26.47
  28.55 - 37.19           4,740                4.67                30.69               3,097               29.13
  38.35 - 38.35           4,237                6.14                38.35               4,237               38.35
  38.41 - 69.34           5,296                5.01                46.96               5,296               46.96
                    ----------------                                             ----------------
$ 10.05 - 69.34          20,903                4.97 years       $  33.79              17,295            $  35.28
                    ================                                             ================

Restricted Stock: We may also use restricted stock grants to compensate certain of our employees. As of December 31, 2004, no shares of restricted stock were outstanding. Compensation expense related to restricted shares is recognized ratably over the related service period. There was no expense for the years ended December 31, 2004, 2003 or 2002.

NOTE 17 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan and the Executive Deferred Stock Plan ("Compensation Plans") became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals may be made in our common stock or mutual funds; however, restricted stock deferrals and deferrals of stock acquired under an NQ exercise may only be made in our common stock. We match 12% of salary and bonus deferrals in the form of our common stock. We will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock. Payment of deferrals will be made in cash or our common stock in accordance with the employee's specifications at the time of the deferral; payments to the employee will be in a lump sum or in annual installments not to exceed 20 years.

We contributed $0.9 million, $0.4 million and $0.5 million to the Compensation Plans for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 18 - TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, our Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to our eligible employees who have been terminated, without cause, following a change in control of our company. In addition, for a certain period of time following an employee's termination, we, at our expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, we may not terminate or change existing employee benefit plans in any way which would affect accrued benefits or decrease the rate of our contribution to the plans. There have been no payments under these protection plans for the years shown.

NOTE 19 - RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the "Investment Plan"). Only employees participating in the former plan as of April 29, 2004, may participate in the Investment Plan. New employees are not eligible to participate in the Investment Plan. Participants contribute from 1% to 7% of their annual compensation, based on the amount of their election in the employee stock purchase plan as of April 29, 2004. Participants may decrease, but not increase, the amount of their election. Participants may annually elect to receive their contributions either in the form of cash or our common stock. We match 40%, 60% or 80% of each participant's contribution, depending on the participant's length of continuous participation in the employee stock purchase plan as of April 29, 2004. This matching contribution is in the form of either cash or our common stock, based on the participant's election to receive his or her contribution in cash or common stock, as described above. Our contributions to the Investment Plan amounted to $13.6 million, $15.4 million and $15.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 20 - RADIOSHACK 401(k) PLAN
The  RadioShack  401(k) Plan  ("401(k)  Plan") is a defined  contribution  plan.
Eligible  employees  may direct  their  contributions  into  various  investment options, including investing in our common stock. Participants may defer, via payroll deductions, 1% to 15% of their annual compensation; however, officers may only defer from 1% to 8% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. We presently contribute an amount to each participant's account maintained under the 401(k) Plan equal to 30% of the participant's contributions on up to 8% of their annual compensation. This percentage contribution by us is discretionary and may change in future years. Any contributions by us are made directly to the 401(k) Plan and are made in cash and invested in an age appropriate retirement fund for each participant; however, participants may immediately reinvest our contribution into other investment alternatives provided by the 401(k) Plan. Effective April 1, 2002, a participant becomes fully vested in the 401(k) Plan contributions we made on his on her behalf on the third anniversary of the participant's employment date. At January 1, 2004, the 401(k) Plan year was changed to a calendar year basis.

(In millions)        2004     2003     2002
-------------        ----     ----     ----
401(k) company
 contribution        $4.7     $4.7     $3.9


TESOP Portion of the 401(k) Plan: On July 31, 1990, the trustee of the 401(k) Plan borrowed $100.0 million at an interest rate of 9.34%; this amount was paid off on June 30, 2000 ("TESOP Notes"). The 401(k) Plan trustee used the proceeds from the 1990 issuance of the TESOP Notes to purchase from us 100,000 shares of TESOP Preferred Stock at a price of $1,000 per share. In December 1994, the 401(k) Plan entered into an agreement with an unrelated third-party to refinance up to $16.7 million of the TESOP Notes in a series of six annual notes (the "Refinanced Notes"), beginning December 30, 1994. As of December 31, 1999, the 401(k) Plan had borrowed all of the $16.7 million for the refinancing of the TESOP Notes. As of December 31, 2002, the 401(k) Plan had repaid all of the Refinanced Notes. Dividend payments and contributions received by the 401(k) Plan from us were used to repay the indebtedness.

Each share of TESOP Preferred Stock was convertible into 87.072 shares of our common stock. The annual cumulative dividend on TESOP Preferred Stock was $75.00 per share, payable semiannually. Because we had guaranteed the repayment of the Refinanced Notes, the indebtedness of the 401(k) Plan was recognized as a liability in the accompanying Consolidated Balance Sheets. An offsetting charge was made in the stockholders' equity section of the 2001 Consolidated Balance Sheet to reflect unearned compensation related to the 401(k) Plan. On December 31, 2002, all shares of TESOP Preferred Stock were converted into our common stock and all unearned compensation related to the Plan was recognized as of that date.

Compensation and interest expense related to the 401(k) Plan before the reduction for the allocation of dividends are presented below for each year ended December 31:

(In millions)        2004     2003     2002
-------------        ----     ----     ----
Compensation expense $ --     $ --     $4.3
Accrued additional
 contribution          --       --      4.1
Interest expense       --       --      0.2

The last allocation of TESOP Preferred Stock to participants was made as of the 401(k) Plan year ended March 31, 2003, and was based on the total debt service made on the indebtedness. As shares of the TESOP Preferred Stock were allocated to 401(k) Plan participants, compensation expense was recorded and unearned compensation was reduced. Interest expense on the Refinanced Notes was also recognized as a cost of the 401(k) Plan. The compensation component of the 401(k) Plan expense was reduced by the amount of dividends accrued on the TESOP Preferred Stock, with any dividends in excess of the compensation expense reflected as a reduction of interest expense.

Contributions made by us to the 401(k) Plan for the year ended December 31, 2002, totaled $4.0 million. Dividends paid on the TESOP Preferred Stock were $4.5 million.

As of December 31, 2002, all of the original 100,000 shares of TESOP Preferred Stock were converted into 5.1 million shares of our common stock and allocated to participants' accounts in the 401(k) Plan.

NOTE 21 - TREASURY STOCK REPURCHASE PROGRAM
In February  2003,  our Board of Directors  authorized a repurchase  program for
15.0 million shares, which was in addition to our 25.0 million share repurchase program that was completed during the second quarter of 2003. The 15.0 million share repurchase program has no expiration date and allows shares to be repurchased in the open market. We repurchased 6.9 million shares of our common stock for $210.9 million for the year ended December 31, 2004, under the 15.0 million share repurchase program. The funding required for these repurchases came from cash generated from net sales and operating revenues and cash and cash equivalents. We also repurchase shares in the open market to offset the sales of shares to our employee benefit plans. At February 18, 2005, there were 2.5 million shares available to be repurchased under the 15.0 million share repurchase program.

On February 25, 2005, our Board of Directors approved a new share repurchase program. This new program authorizes management to repurchase up to $250 million in open market purchases and has no expiration date.

NOTE 22 - PREFERRED SHARE PURCHASE RIGHTS
In July 1999, we amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, will expire on July 26, 2009. The rights are currently represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") has acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

NOTE 23 - DIVIDENDS DECLARED
We declared dividends of $0.25, $0.25 and $0.22 for the years 2004, 2003 and 2002, respectively. Dividends declared in 2002 and thereafter have been paid annually in December.

NOTE 24 - PRODUCT SALES INFORMATION
Our net sales and operating revenues are summarized by groups of similar products and services as follows:

                                               Net Sales and Operating Revenues
                                                     Year Ended December 31,
                             -------------------------------------------------------------------
(In millions)                        2004                   2003                   2002
                             ---------------------  ---------------------  ---------------------
Wireless                      $1,636.0     33.8%     $1,335.8     28.7%     $1,164.8     25.4%
Accessory                      1,009.4     20.8       1,018.9     21.9       1,013.1     22.1
Modern home                      700.3     14.5         812.9     17.5         973.4     21.3
Personal electronics             653.3     13.5         615.9     13.2         588.1     12.9
Power                            312.0      6.4         312.4      6.7         296.4      6.5
Service                          210.7      4.4         227.7      4.9         207.2      4.5
Technical                        204.2      4.2         216.2      4.7         229.4      5.0
Retail support operations,
 service plans, and other        115.3      2.4         109.5      2.4         104.8      2.3
                             ---------------------  ---------------------  ---------------------
Net sales and operating
 revenues                     $4,841.2    100.0%     $4,649.3    100.0%     $4,577.2    100.0%
                             =====================  =====================  =====================

NOTE 25 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter being the most significant in terms of sales and profits because of the winter holiday selling season.

                                                       Three Months Ended
                                         ----------------------------------------------
(In millions, except per share amounts)   March 31    June 30     Sept. 30    Dec. 31
---------------------------------------------------------------------------------------
Year ended December 31, 2004:

Net sales and operating revenues          $1,092.6    $1,053.8    $1,101.5    $1,593.3 (1)
Cost of products sold                        539.6       514.2       544.7       808.2
                                         ----------  ----------  ----------  ----------
Gross profit                                 553.0       539.6       556.8       785.1
                                         ----------  ----------  ----------  ----------

SG&A expense                                 412.9       402.2       415.2       544.5 (2)
Depreciation and amortization                 24.1        24.8        24.4        28.1
                                         ----------  ----------  ----------  ----------
 Total operating expenses                    437.0       427.0       439.6       572.6
                                         ----------  ----------  ----------  ----------

Operating income                             116.0       112.6       117.2       212.5

Interest income                                1.5         2.7         1.7         5.5
Interest expense                              (7.4)       (7.1)       (6.5)       (8.6)
Other income, net                              --          2.0         --         --
                                         ----------  ----------  ----------  ----------

Income before taxes                          110.1       110.2       112.4       209.4

Provision for income taxes                    41.8        41.9        42.7        78.5
                                         ----------  ----------  ----------  ----------

Net income                                $   68.3    $   68.3    $   69.7    $  130.9
                                         ==========  ==========  ==========  ==========

Net income available per common share:
  Basic                                   $   0.42    $   0.42    $   0.44    $   0.82
  Diluted                                 $   0.41    $   0.42    $   0.43    $   0.81

Shares used in computing earnings per
 common share:
  Basic                                      163.0       161.7       160.0       159.3
  Diluted                                    165.1       163.2       161.0       160.7



(1) During the fourth quarter of 2004 we received $8.4 million from the restructuring of our extended service contract.
(2) Additionally, during the fourth quarter of 2004 we recognized the benefit of $6.5 million from adjustments to our sales tax reserves.


                                                      Three Months Ended
(In millions, except per share amounts)   March 31    June 30     Sept. 30    Dec. 31
---------------------------------------------------------------------------------------
Year ended December 31, 2003:
Net sales and operating revenues          $1,070.3    $1,025.0    $1,063.6    $1,490.4
Cost of products sold                        542.9       503.8       530.9       756.0
                                         ----------  ----------  ----------  ----------
Gross profit                                 527.4       521.2       532.7       734.4
                                         ----------  ----------  ----------  ----------

SG&A expense                                 407.8       406.6       421.4       504.2
Depreciation and amortization                 22.6        22.9        23.3        23.2
                                         ----------  ----------  ----------  ----------
 Total operating expenses                    430.4       429.5       444.7       527.4
                                         ----------  ----------  ----------  ----------

Operating income                              97.0        91.7        88.0       207.0

Interest income                                1.5         8.0         1.9         1.4
Interest expense                              (9.6)       (9.8)       (8.7)       (7.6)
Other income, net                              2.4         0.7         8.9        --
                                         ----------  ----------  ----------  ----------

Income before taxes                           91.3        90.6        90.1       200.8

Provision for income taxes                    34.7        33.1        33.0        73.5
                                         ----------  ----------  ----------  ----------

Net income                                $   56.6    $   57.5    $   57.1    $  127.3
                                         ==========  ==========  ==========  ==========

Net income available per common share:
  Basic                                   $   0.33    $   0.34    $   0.34    $   0.77
  Diluted                                 $   0.33    $   0.34    $   0.34    $   0.77

Shares used in computing earnings per
 common share:
  Basic                                      171.4       168.9       166.1       164.5
  Diluted                                    171.8       169.8       167.6       166.3


The sum of the quarterly net incomes available per common share amounts may not total to each full year amount, since these computations are made independently for each quarter and for the full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

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

10a Death Benefit Agreement effective December 27, 2001 among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack's Form 10-Q filed on
                  May 13, 2002 for the fiscal quarter ended March 31, 2002 and incorporated herein by reference).

10b Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries including amendment dated
                  June 14, 1984 with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10c Post Retirement Death Benefit Plan for Selected Executive Employees of RadioShack Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10d RadioShack Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein reference).

10e RadioShack Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10f Third Restated Trust Agreement RadioShack Employees Supplemental Stock Program through Amendment No. VI dated August 31, 1999 (filed as Exhibit 10h to RadioShack's Form 10-Q filed on November 12, 1999 for the fiscal quarter ended September 30, 1999 and incorporated herein by reference).

10g Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10h RadioShack Corporation Termination Protection Plans for Executive Employees of RadioShack Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as
                  Exhibit 10n to RadioShack's Form 10-Q filed on August 14, 1995 for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

10i Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of RadioShack Corporation and its Subsidiaries (i) Formula, (ii) Discretionary and (iii) Pay Plan (filed as Exhibit 10o to RadioShack's Form 10-K filed on March 30, 1994 for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10j Form of Indemnity Agreement with Directors, Corporate Officers and two Division Officers of RadioShack Corporation (filed as
                  Exhibit 10p to RadioShack's Form 10-K filed on March 28, 1996 for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10k Form of AmeriLink Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.1 to AmeriLink Corporation's registration statement on Form S-1 file No. 33-69832 and filed as Exhibit A to the AmeriLink Corporation's 1998 Proxy Statement dated
                  July 6, 1998 which was filed on July 7, 1998 and incorporated herein by reference).

10l RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10m RadioShack Corporation Executive Deferred Stock Plan, effective April 1, 1998 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 26, 1998 for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10n RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 28, 2003 for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10o Form of September 30, 1997 Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack's Form 10-Q filed on May 13, 1998 for the fiscal quarter ended March 31, 1998 and incorporated herein by reference).

10p               Severance Agreement dated October 23, 1998 between Leonard H.
                  Roberts and RadioShack Corporation (filed as Exhibit 10z to RadioShack's Form 10-K filed on March 29, 1999 for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10q               Form of First Amendment to Severance Agreement between Leonard
                  H. Roberts and RadioShack Corporation (filed as Exhibit 10t to RadioShack's Form 10-K filed on March 12, 2004 for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10r Form of Severance Agreement between David J. Edmondson and RadioShack Corporation (filed as Exhibit 10u to RadioShack's Form 10-K filed on March 12, 2004 for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10s               Form of First Amendment to Severance Agreement between David
                  J. Edmondson and RadioShack Corporation (filed as Exhibit 10v to RadioShack's Form 10-K filed on March 12, 2004 for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10t RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

10u RadioShack Corporation 1997 Incentive Stock Plan as amended (filed as Exhibit 10b to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

10v RadioShack Corporation 1999 Incentive Stock Plan dated February 24, 1999 (filed as Exhibit 10y to RadioShack's Form 10-Q filed on August 11, 1999 for the fiscal quarter ended June 30, 1999 and incorporated herein by reference).

10w               RadioShack Corporation 2001 Incentive Stock Plan, (filed as
                  Exhibit 10c to RadioShack's Form 10-Q filed on November 14, 2001 for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

10x Five Year Credit Agreement dated as of June 16, 2004 among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Co-Syndication Agent, Initial Issuing Bank and Lender, Keybank National Association and Suntrust Bank, as Co-Syndication Agents and Lenders, Citigroup Global Markets Inc. and Bank of America Securities, LLC as Joint Lead Arrangers and Bookrunners (filed as Exhibit 10a to RadioShack's Form 10-Q filed on August 5, 2004 for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10y RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Appendix B to RadioShack's Proxy Statement filed on April 8, 2004 for the 2004 Annual Meeting of Stockholders and incorporated herein by reference).

10z RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on
                  April 8, 2004 for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference).

10aa RadioShack Investment Plan (filed as Exhibit 10d to RadioShack's Form 10-Q filed on August 5, 2004 for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).

10bb Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 11, 2004 for the fiscal quarter ended
                  September 30, 2004 and incorporated herein by reference).

10cc Transition Agreement, dated January 12, 2005, between RadioShack Corporation and Leonard H. Roberts (filed as
                  Exhibit 10.1 to RadioShack's Form 8-K filed on January 13, 2005 and incorporated herein by reference).

10dd Retirement Agreement, dated February 8, 2005, between RadioShack Corporation and Evelyn V. Follit (filed as
                  Exhibit 10.1 to RadioShack's Form 8-K filed on February 9, 2005 and incorporated herein by reference).

10ee RadioShack Corporation Bonus Plan for Executive Officers (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

10ff Description of 2004 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

10gg Description of 2005 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

10hh              RadioShack Corporation Long-Term Incentive Plan (filed as
                  Exhibit 10.4 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

10ii Description of Long-Term Incentive Performance Measures for Executive Officers for the 2004 through 2006 Performance Cycle (filed as Exhibit 10.5 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

10jj Description of Long-Term Incentive Performance Measures for Executive Officers for the 2005 through 2007 Performance
                  Cycle (filed as Exhibit 10.6 to RadioShack's Form 8-K filed on February 28, 2005 and incorporated herein by reference).

23*               Consent of PricewaterhouseCoopers LLP.

31(a)* Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)* Rule 13a-14(a) Certification of the Acting Chief Financial Officer of RadioShack Corporation.

32*               Section 1350 Certifications.**

_______________________

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

                                                                      EXHIBIT 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-54276, 333-60803,
333-75766 and 333-96583) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437, 333-47893, 333-48331, 333-49369, 333-63659,
333-63661, 333-81405, 333-84057, 333-74894, 333-101792,  333-102141, 333-102142,
333-110961, 333-118121, and 333-118122) of RadioShack Corporation of our report dated March 11, 2005 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Fort Worth, Texas
March 16, 2005

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

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 11, 2005                       /s/   Leonard H. Roberts
                                            ------------------------------------
                                                  Leonard H. Roberts
                                                  Chief Executive Officer

                                                                   Exhibit 31(b)

I, David P. Johnson, certify that:

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

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules
         13a-15(f) and 15d-15(f)) for the registrant and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  March 11, 2005                       /s/   David P. Johnson
                                            ------------------------------------
                                                  David P. Johnson
                                                  Acting Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Annual Report of RadioShack Corporation (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and David P. Johnson, Acting Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
March 11, 2005


/s/ David P. Johnson

David P. Johnson
Acting Chief Financial Officer
March 11, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.