Form 10-Q
period 2005-03-31
RADIOSHACK CORP
filed 2005-05-06
CIK 96289

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

       Registrant's telephone number, including area code: (817) 415-3011
                            ------------------------

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 19, 2005 was 155,666,284.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                                ------------------
(In millions, except per share amounts)                           2005      2004
---------------------------------------                         --------  --------
Net sales and operating revenues                                $1,122.9  $1,092.6
Cost of products sold                                              556.7     539.6
                                                                --------  --------
Gross profit                                                       566.2     553.0
                                                                --------  --------

Operating expenses:
 Selling, general and administrative                               450.5     412.9
 Depreciation and amortization                                      29.5      24.1
                                                                --------  --------
Total operating expenses                                           480.0     437.0
                                                                --------  --------

Operating income                                                    86.2     116.0

Interest income                                                      1.8       1.5
Interest expense                                                    (9.3)     (7.4)
Other income                                                        10.2       --
                                                                --------  --------

Income before income taxes                                          88.9     110.1
Provision for income taxes                                          33.9      41.8
                                                                --------  --------

Net income                                                      $   55.0  $   68.3
                                                                ========  ========

Net income per share:

 Basic                                                          $   0.35  $   0.42
                                                                ========  ========

 Diluted                                                        $   0.34  $   0.41
                                                                ========  ========

Weighted average shares used in computing earnings per share:

 Basic                                                             158.3     163.0
                                                                ========  ========

 Diluted                                                           159.5     165.1
                                                                ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                                     March 31,   December 31,    March 31,
(In millions, except for share amounts)                                2005         2004           2004
--------------------------------------                             ------------  ------------  ------------
Assets
Current assets:
 Cash and cash equivalents                                           $  293.0      $  437.9      $  577.0
 Accounts and notes receivable, net                                     192.0         241.0         142.1
 Inventories, net                                                       956.6       1,003.7         769.9
 Other current assets                                                    99.6          92.5          87.7
                                                                   ------------  ------------  ------------

  Total current assets                                                1,541.2       1,775.1       1,576.7

Property, plant and equipment, net                                      649.4         652.0         528.5
Other assets, net                                                        93.6          89.6          71.4
                                                                   ------------  ------------  ------------
Total assets                                                         $2,284.2      $2,516.7      $2,176.6
                                                                   ============  ============  ============

Liabilities and Stockholders' Equity
Current liabilities:
 Short-term debt, including current maturities of long-term debt     $   73.7      $   55.6      $  119.1
 Accounts payable                                                       271.2         442.2         271.4
 Accrued expenses and other current liabilities                         264.4         342.1         259.2
 Income taxes payable                                                   125.2         117.5         128.8
                                                                   ------------  ------------  ------------

  Total current liabilities                                             734.5         957.4         778.5

Long-term debt, excluding current maturities                            501.2         506.9         515.3
Other non-current liabilities                                           132.3         130.3          75.0
                                                                   ------------  ------------  ------------

  Total liabilities                                                   1,368.0       1,594.6       1,368.8
                                                                   ------------  ------------  ------------

Commitments and contingent liabilities (see Notes 7 and 8)

Stockholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized:
  Series A junior participating, 300,000 shares designated
   and none issued                                                       --            --            --
 Common stock, $1 par value, 650,000,000 shares authorized;
  191,033,000 shares issued                                             191.0         191.0         191.0
 Additional paid-in capital                                              85.6          82.7          80.5
 Retained earnings                                                    1,563.1       1,508.1       1,278.9
 Treasury stock, at cost; 34,968,000,  32,835,000
  and 29,116,000 shares, respectively                                  (922.6)       (859.4)       (742.3)
 Unearned deferred compensation                                          (0.3)         --            --
 Accumulated other comprehensive loss                                    (0.6)         (0.3)         (0.3)
                                                                   ------------  ------------  ------------
  Total stockholders' equity                                            916.2         922.1         807.8
                                                                   ------------  ------------  ------------
Total liabilities and stockholders' equity                           $2,284.2      $2,516.7      $2,176.6
                                                                   ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


                     RADIOSHACK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
(In millions)                                                               2005      2004
 ------------                                                             --------  --------
Cash flows from operating activities:
Net income                                                                 $ 55.0    $ 68.3
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                              29.5      24.1
  Provision for credit losses and bad debts                                   0.2       0.3
  Other items                                                                 1.5       5.8
 Changes in operating assets and liabilities:
  Accounts and notes receivable                                              48.8      40.5
  Inventories                                                                47.2      (3.4)
  Other current assets                                                       (5.9)     (5.1)
  Accounts payable, accrued expenses and income taxes payable              (242.9)   (114.2)
                                                                          --------  --------
Net cash (used in) provided by operating activities                         (66.6)     16.3
                                                                          --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment                                 (38.6)    (41.3)
 Proceeds from sale of property, plant and equipment                          2.1       0.2
 Other investing activities                                                  (4.4)     (3.5)
                                                                          --------  --------
Net cash used in investing activities                                       (40.9)    (44.6)
                                                                          --------  --------

Cash flows from financing activities:
 Purchases of treasury stock                                                (73.7)    (81.1)
 Sale of treasury stock to employee benefit plans                            10.0      11.1
 Proceeds from exercise of stock options                                      8.0      30.9
 Changes in short-term borrowings, net                                       18.3       9.8
 Repayments of long-term borrowings                                           --       (0.1)
                                                                          --------  --------
Net cash used in financing activities                                       (37.4)    (29.4)
                                                                          --------  --------

Net decrease in cash and cash equivalents                                  (144.9)    (57.7)
Cash and cash equivalents, beginning of period                              437.9     634.7
                                                                          --------  --------
Cash and cash equivalents, end of period                                   $293.0    $577.0
                                                                          ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2005 and 2004, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
(In millions, except per share amounts)                                    2005            2004
---------------------------------------                                ------------    ------------
Net income, as reported                                                   $ 55.0          $ 68.3
  Stock-based employee compensation expense included in reported
   net income, net of related tax effects                                    2.0             3.1
  Total stock-based employee compensation expense determined
   under fair value method for all awards, net of related tax effects       (6.0)          (10.3)
                                                                       ------------    ------------
Pro forma net income                                                      $ 51.0          $ 61.1
                                                                       ============    ============

Net income per share:
    Basic - as reported                                                   $ 0.35          $ 0.42
    Basic - pro forma                                                     $ 0.32          $ 0.37
    Diluted - as reported                                                 $ 0.34          $ 0.41
    Diluted - pro forma                                                   $ 0.32          $ 0.37

The  pro  forma  amounts  in  the  preceding  table  were  estimated  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions for options granted during the three months ended March 31, 2005 and
2004:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Expected life in years                                                         4               6
Expected volatility                                                         39.0%           48.0%
Annual dividend paid per share                                            $ 0.25          $ 0.25
Risk free interest rate                                                      3.8%            3.3%
Fair value of options granted during year                                 $ 9.77          $16.33

We will adopt the provisions of SFAS No. 123R, "Share-Based Payment," which was issued in December 2004, effective January 1, 2006 and will modify our accounting for stock options and other equity awards accordingly. See "Recently
Issued Accounting Pronouncements" in Note 6.

NOTE 3 - BASIC AND DILUTED EARNINGS PER SHARE
Basic earnings per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted earnings per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the periods presented:


                                                     Three Months Ended                       Three Months Ended
                                                       March 31, 2005                           March 31, 2004
                                           ------------ ------------ ------------   ------------ ------------ ------------
                                              Income       Shares      Per Share       Income       Shares     Per Share
(In millions, except per share amounts)    (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)  Amount
---------------------------------------    ------------ ------------ ------------   ------------ ------------ ------------
Basic EPS
Net income                                    $ 55.0        158.3       $ 0.35         $ 68.3        163.0      $ 0.42
                                                                     ============                             ============

Effect of dilutive securities:
Plus assumed exercise of stock options                        1.2                                      2.1
                                           ------------ ------------                ------------ ------------

Diluted EPS
Net income plus assumed conversions           $ 55.0        159.5       $ 0.34         $ 68.3        165.1      $ 0.41
                                           ============ ============ ============   ============ ============ ============

Options to purchase 10.8 million and 11.7 million shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2005 and 2004, was $54.7 million and $68.3 million, respectively. The only other components of comprehensive income in 2005, aside from net income for the period reported, were unrealized loss on securities and foreign currency translation adjustments. There were no other components of comprehensive income for 2004, other than net income.

NOTE 5 - BUSINESS RESTRUCTURINGS
At March 31, 2005, the balance in the restructuring reserve relating to the closure of various McDuff and Computer City retail stores in 1996 and 1997 was $4.9 million. This reserve represents the expected costs to be paid in connection with the remaining real estate lease obligations. If these facilities' sublease income declines in their respective markets or if it takes longer than expected to sublease or dispose of these facilities, the actual losses could exceed this reserve estimate. We will continue to incur costs over the remaining terms of the related leases. During the three months ended March 31, 2005, costs of $0.2 million were charged against this reserve.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We are currently evaluating the guidance provided within SAB No. 107 and SFAS No. 123R and may refine our estimates of expected volatility and expected term upon our adoption of SFAS No. 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.

NOTE 7 - LITIGATION
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse
L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at March 31, 2005.

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

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income as of March 31, 2005, is approximately $146 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ("MD&A")

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operation, liquidity and financial condition, and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

OVERVIEW
RadioShack is primarily a retailer of consumer electronics and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors. We believe this strategy provides us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce the costs of products sold and our selling, general and administrative expense as a percentage of net sales and operating revenues. Furthermore, we believe that by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

We have identified two key opportunities to drive company growth, which are in alignment with our overall strategy described above. We are focusing on growth of our core business, which includes our company-operated stores, dealers and our Web site www.radioshack.com, as well as businesses that we consider to be close to our core strengths, which include retail services, international operations and consumer electronics repairs.

In March 2005, we received a favorable court ruling in connection with our efforts to reclaim the RadioShack trade name in Canada. We are actively analyzing issues relative to our desire to maintain our RadioShack brand in the Canadian retail market.

In connection with these key opportunities, we are focusing on four major priorities:
   o  Improving the customer experience in our core channels;
   o  rationalizing and improving our infrastructure;
   o  leveraging our assets to create new streams of revenue and profit; and
   o  attracting, retaining, developing and rewarding great people.

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

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable company store sales growth indicates the extent to which sales were impacted by growth in existing sales channels. Comparable company store sales include the sales of any domestic retail location where we have a physical presence, including company-operated stores and kiosks, that has more than 12 full months of recorded sales. Average tickets per store, in conjunction with average sales per ticket, provides us with an indication of whether the changes in revenues were generated by a higher or lower volume of purchases or by purchases of products with higher or lower prices.

The table below summarizes these revenue metrics for the periods indicated:

                                          Three Months Ended March 31,
                                          ----------------------------
                                            2005      2004      2003
                                            ----      ----      ----
Net sales and operating revenue growth      2.8%      2.1%      3.5%
Comparable store sales (decrease) growth    (1%)       3%        5%
Average tickets per store per day            61        68        74
Average sales per ticket                   $32.79    $31.39    $28.28

In addition to the metrics  above,  we review the revenue per square foot of our
various  distribution   channels  to  determine   productivity  of  our  product
assortment and of the overall distribution channel.

Gross Margin Metrics

We also view our gross margin as a key metric of our financial performance, as it indicates the extent to which we are able to reduce our product costs and optimize product mix.

The table below summarizes gross margin for the periods indicated:

                                          Three Months Ended March 31,
                                          ----------------------------
                                            2005      2004      2003
                                            ----      ----      ----
Gross margin                                50.4%     50.6%     49.3%

SG&A Expense and Operating Margin Metrics

We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the periods indicated:

                                          Three Months Ended March 31,
                                          ----------------------------
                                            2005      2004      2003
                                            ----      ----      ----
SG&A expense as a percentage of sales       40.1%     37.8%     38.1%
Operating margin                             7.7%     10.6%      9.1%

RadioShack Retail Outlets

The table below shows our retail locations allocated among company-operated stores, kiosks and dealer outlets. While the dealer outlets represented approximately 24% of RadioShack's total retail locations at March 31, 2005, our product sales to dealers are less than 10% of our total net sales and operating revenues (see "Results of Operations" below).

                                      March 31,   December 31,  September 30,   June 30,      March 31,
                                        2005          2004          2004          2004          2004
                                    ------------  ------------  ------------  ------------  ------------
  Company-operated stores (1)           5,030         5,046         5,063         5,081         5,095
  Kiosks (2)                              579           599            11            10            10
  Dealer outlets (3)                    1,757         1,788         1,811         1,849         1,884
                                    ------------  ------------  ------------  ------------  ------------
  Total number of retail locations      7,366         7,433         6,885         6,940         6,989
                                    ============  ============  ============  ============  ============

(1) During the past four quarters, the number of company-operated stores decreased by 65, net of new store openings and relocations. This trend is due to our not renewing locations that fail to meet our financial return hurdles. We anticipate that the number of company-operated stores will decline in 2005 by about 50 stores, net of store openings.

(2) Kiosks consist of our SAM'S CLUB and Sprint locations at March 31, 2005. SAM'S CLUB has the unconditional right to assume the operation of up to 75 locations (in total). They have assumed operation of 23 kiosk locations during the first quarter of 2005 that were previously operated by us. We expect the number of Sprint kiosks to increase by approximately 150 during the remainder of 2005.

(3) During the past four quarters, the number of our dealer outlets decreased by 127, net of new outlet openings or conversion to company-operated stores. This trend is due to the closure of smaller outlets, primarily in travel locations. We anticipate that the number of dealer outlets in 2005 will not change materially from the number at December 31, 2004.

RESULTS OF OPERATIONS

Net sales and operating revenues by channel of distribution are as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
(In millions)                         2005            2004
-------------                     ------------    ------------
Company-operated store sales       $ 1,013.4       $ 1,029.7
Kiosk sales                             47.4             1.3
Dealer and other sales                  62.1            61.6
                                  ------------    ------------
Net sales and operating revenues   $ 1,122.9       $ 1,092.6
                                  ============    ============

Dealer and other sales not only include our sales to the independent dealers, but also include sales and operating revenues generated from our www.radioshack.com Web site, outbound and inbound call centers, and our retail support operations. Revenue from our retail support operations includes sales of service plans and revenue generated primarily from outside sales by our repair centers and domestic and overseas manufacturing facilities.

Net Sales and Operating Revenues

In the paragraphs below we comment on the outlook for portions of our business where the outlook is reasonably clear and the information is likely to be useful to investors.

Sales increased 3% to $1,122.9 million for the three months ended March 31, 2005, from $1,092.6 million in the corresponding prior year period. We had a 1% decrease in comparable company store sales. The comparable company store decrease was offset overall by sales from our SAM'S CLUB kiosk locations, which we began operating in the fourth quarter of 2004.

Kiosk sales, which include sales from our SAM'S CLUB and Sprint locations, were up $46.1 million for the three months ended March 31, 2005, when compared to the corresponding prior year period. This increase was primarily the result of the addition of the SAM'S CLUB locations at the beginning of fourth quarter 2004.

Dealer and other sales were up $0.5 million for the three months ended March 31, 2005, when compared to the corresponding prior year period. We anticipate that these sales will increase for 2005, primarily as a result of sales increases
associated  with  our  restructuring  of  our  e-commerce  business,   which  we
anticipate will occur in the second half of 2005 and, to a lesser extent, increased revenue from our repair centers.

Sales in our wireless platform (includes predominantly wireless handsets, as well as communication devices such as scanners and two-way radios) increased approximately 4% for the quarter, when compared to the first quarter last year. This sales increase was due to both an increase in wireless handset unit sales and an increase in the number of channels through which these handsets were sold. Increased sales of prepaid wireless handsets also led to higher sales in this platform. We anticipate sales in the wireless platform will increase for 2005, primarily as a result of a full year of SAM'S CLUB kiosk sales and the planned expansion in the number of our Sprint kiosks.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products, and computers, as well as the iGo line of accessories) increased approximately 2% for the quarter, when compared to the first quarter last year. The increase in this platform resulted primarily from increases in sales of iGo power and MP3 accessories, which were primarily offset by a decline in home entertainment and wireless accessories sales.

Sales in our modern home platform (includes residential telephones, all home entertainment end-products, direct-to-home ("DTH") satellite systems, and computers) decreased approximately 5% for the quarter, when compared to the first quarter last year. This decrease was primarily due to sales decreases in cordless telephones, audio products, DTH satellite systems and desktop computers.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, memory players and satellite radios) increased approximately 10% for the quarter, when compared to the first quarter last year. These sales increases were driven primarily by increased sales of satellite radios, digital imaging products and memory players.

Sales in our power platform (includes general and special purpose batteries and battery chargers) remained approximately the same for the quarter, when compared to the first quarter last year. Increased sales of general purpose batteries were substantially offset by a decline in sales of special purpose batteries and battery chargers.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and warranty service plans) increased approximately 5% for the quarter, when compared to the first quarter last year. This increase was primarily due to an increase in sales of prepaid wireless airtime.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools) remained approximately the same for the quarter, when compared to the first quarter last year. Increased sales of tools were substantially offset by a decline in sales of wire and cable products and the related connectivity products.

Gross Profit

For the three months ended March 31, 2005, gross profit dollars increased $13.2 million; however, gross margin declined 20 basis points to 50.4% from 50.6% in the corresponding 2004 period. The decrease from the prior period was primarily due to the following factors:

The change in merchandise mix among platforms was a result of higher sales of lower margin products, most notably from our wireless platform. Additionally, our gross margin decline was impacted by markdowns in specially packaged holiday season batteries and the clearance pricing of underperforming personal electronics. A decrease in gross margin for the dealer channel also contributed to our gross margin decline.

These gross margin decreases were substantially offset by a gross margin increase for the wireless platform attributable to both a more favorable sales channel mix and an increase in vendor reimbursements for company-only promotions.

We anticipate that our gross margin rate during 2005 will be lower compared to 2004. We expect that an unfavorable impact from merchandise mix changes toward platforms, such as wireless, with gross margins that are lower than the company average, will outweigh the favorable impact from our vendor consolidation efforts, use of private brands, and other techniques we use to increase gross margin.

Selling, General and Administrative Expense

Our selling, general and administrative ("SG&A") expense increased 9.1% or $37.6 million for the three months ended March 31, 2005, when compared to the first quarter of 2004. This represents a 230 basis point increase to 40.1% from 37.8% of net sales and operating revenues for the quarter ended March 31, 2005, when compared to the corresponding prior year period. These increases primarily resulted from the October 2004 acquisition of the SAM'S CLUB kiosk locations and related personnel.

Payroll and commissions expense increased in both dollars and as a percent of net sales and operating revenues for the quarter ended March 31, 2005. Rent expense increased in dollars for the quarter ended March 31, 2005, but decreased as a percent of net sales and operating revenues. The increases in both payroll and rent expense were driven by the acquisition of the SAM'S CLUB kiosk locations and related personnel. Additionally, increased payroll expense included $1.7 million in severance packages for terminated employees in our advertising and domestic manufacturing groups. Professional fees increased in both dollars and as a percent of net sales and operating revenues for the quarter ended March 31, 2005. This increase was the result of internal technology initiatives.

In 2005, we expect SG&A expense to increase in dollars as we continue to expand our kiosk operations.

Depreciation and Amortization

During the three months ended March 31, 2005, depreciation and amortization expense increased $5.4 million from the corresponding prior year period. This increase was primarily the result of depreciation for our new corporate campus, information systems enhancements, and the amortization of our contract with SAM'S CLUB.

Net Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2005, was $7.5 million versus $5.9 million for the first three months in 2004.

Interest expense increased $1.9 million for the quarter ended March 31, 2005. The increase in interest expense was primarily due to the elimination of capitalized interest expense as a result of the completion of the construction of our corporate headquarters.

Interest income increased for the three months ended March 31, 2005, compared to the prior year period, as market interest rates have continued to increase.

Interest expense, net of interest income, is expected to increase by more than $6 million in 2005, when compared to 2004, primarily due to the elimination of $6.6 million capitalized interest expense in calendar 2004 as noted above.

Other Income

During the first quarter of 2005, we sold all rights, title and interest to the "Tandy" trade name within Australia and New Zealand, to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income.

Provision for Income Taxes

The provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the quarter ended March 31, 2005, was approximately 38.2%, compared to 38.0% for the corresponding prior year period. This slight increase was primarily related to favorable tax settlements received in 2004, for which there will be no equivalent tax settlement in 2005.

Recently-Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment." This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We are currently evaluating the guidance provided within SAB No. 107 and SFAS No. 123R and may refine our estimates of expected volatility and expected term upon our adoption of SFAS No. 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.

FINANCIAL CONDITION

Cash Flow - Operating Activities

Cash flow used in operating activities approximated $66.6 million for the quarter ended March 31, 2005, compared to cash provided of $16.3 million in the prior year first quarter.

At March 31, 2005, changes in accounts receivable provided $48.8 million in cash since December 31, 2004, compared to $40.5 million in cash provided for the quarter ended March 31, 2004. Cash provided by accounts receivable for the first quarter of both 2005 and 2004 occurred primarily due to typical reductions in trade and dealer receivables as a result of seasonal buildups in the fourth quarter of each preceding year.

A decrease in inventory provided $47.2 million in cash for the quarter ended March 31, 2005, compared to $3.4 million in cash used in inventory for the quarter ended March 31, 2004. A higher inventory position at December 31, 2004, compared to December 31, 2003, facilitated more inventory conversion into cash in the first quarter of 2005 relative to the same period in the prior year.

In addition, during the first quarter of 2005, $156.1 million more in cash was used by accounts payable, while $14.9 million and $12.5 million were provided by accrued expenses and taxes payable, respectively. The increase in cash used by accounts payable primarily was due to higher than anticipated inventory and related accounts payable levels at December 31, 2004. The subsequent payment of the accounts payable in the first quarter of 2005 resulted in the use of cash noted above.

We had $293.0 million in cash and cash equivalents at March 31, 2005, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million commercial paper program, which is supported by bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. However, we currently expect that the commercial paper market would be available to us; therefore, we do not expect to utilize our credit facilities.

Cash Flow - Investing Activities

Cash used in investing activities for the quarter ended March 31, 2005, was $40.9 million, compared to $44.6 million in the previous year. Investing activities for the quarter ended March 31, 2005, included capital expenditures totaling $38.6 million compared to $41.3 million in the same period of 2004, primarily for information systems enhancements. We anticipate that our capital expenditure requirements for 2005 will be between $200 million and $240 million, consisting primarily of store remodels and relocations and updated information systems. We plan to finance these requirements through cash from operations and, if needed, existing cash and cash equivalents.

Cash Flow - Financing Activities

Cash used in financing activities for the quarter ended March 31, 2005, was $37.4 million, compared to a $29.4 million cash usage in the same period of 2004. We repurchased $73.7 million of our common stock during the quarter ended March 31, 2005, compared to $81.1 million during the same period of 2004, under our employee benefit plans and board approved repurchase programs. These repurchases were partially funded by $18.0 million and $42.0 million received, respectively, from the sale of treasury stock to our employee benefit plans and from stock option exercises during the same corresponding periods. Additionally, changes in short-term borrowings provided $18.3 million more in cash, compared to $9.8 million provided in the corresponding prior year period.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

                                         March 31,                                              December 31,
                      ----------------------------------------------------------------------------------------------
                                   2005                            2004                            2004
                      ----------------------------------------------------------------------------------------------
                                        % of Total                      % of Total                      % of Total
($ in millions)           Dollars     Capitalization     Dollars      Capitalization     Dollars      Capitalization
--------------------------------------------------------------------------------------------------------------------
Current debt             $   73.7          5.0%         $  119.1           8.3%          $   55.6          3.7%
Long-term debt              501.2         33.6%            515.3          35.7%             506.9         34.2%
                      --------------                  --------------                  --------------
 Total debt              $  574.9         38.6%         $  634.4          44.0%          $  562.5         37.9%
Stockholders' equity        916.2         61.4%            807.8          56.0%             922.1         62.1%
                      --------------                  --------------                  --------------
Total capitalization     $1,491.1        100.0%         $1,442.2         100.0%          $1,484.6        100.0%
                      ==============                  ==============                  ==============

Our debt to capitalization ratio increase at March 31, 2005, compared to December 31, 2004, was the result of an increase in short-term debt of $18.1 million; however, the ratio decrease from the corresponding prior year period was primarily the result of an increase in stockholders' equity of $108.4 million.

Management is reviewing our capital structure. This review involves analyzing certain metrics relating to, among other things, our cash and debt levels, leasing activity, interest burdens, dividend policy, share repurchase levels and free cash flow. We design our reviews and any actions we take as a result of these reviews to seek maximum shareholder value while retaining investment grade ratings and access to the commercial paper market.

Share Repurchases

We intend to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of these transactions depend on market conditions, our liquidity and other considerations. In February 2003, our Board of Directors authorized a repurchase program for 15.0 million shares. The 15.0 million share repurchase program has no expiration date and allows shares to be repurchased in the open market. At April 19, 2005, there were 0.2 million shares available to be repurchased under this program. On February 25, 2005, our Board of Directors approved a new share repurchase program. This new program allows management to repurchase up to $250 million of our common stock in open market purchases and has no expiration date. We currently plan to repurchase between $200 million and $250 million of our common stock during 2005 under our existing authorized repurchase programs. As indicated in the "Capitalization" section above, our review of our capital structure may change these plans. The funding required for these existing share repurchase programs will come from cash generated from net sales and operating revenues and cash and cash equivalents. We will also repurchase shares in the open market to offset the sales of shares to our employee benefit plans.

Free Cash Flow

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $105.2 million for the three months ended March 31, 2005, compared to $25.0 million during the corresponding prior year period. This decrease in free cash flow primarily resulted from greater cash usage within our working capital components primarily related to accounts payable in 2005, compared to the corresponding prior year period. We anticipate our free cash flow to be approximately $200 million to $225 million for 2005.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flow from operating activities, which was a cash usage of $66.6 million for the three months ended March 31, 2005, compared to $16.3 million in cash provided for the three months ended March 31, 2004. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

                                              Three Months Ended March 31,    Year Ended December 31,
                                              ----------------------------   -------------------------
(In millions)                                     2005            2004                 2004
-------------                                 ------------    ------------         ------------
Net cash (used in) provided by operating
 activities                                     $ (66.6)        $ 16.3                $352.5
Less:
 Additions to property, plant and equipment        38.6           41.3                 229.4
 Dividends paid                                    --             --                    39.7
                                              ------------    ------------         ------------

Free cash flow                                  $(105.2)        $(25.0)               $ 83.4
                                              ============    ============         ============

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

General Business Factors

o Changes in national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, equity market levels, consumer credit availability, interest rates, consumers' disposable income and spending levels, continued rise of oil prices, job security and unemployment, and overall consumer confidence;
o changes in the amount and degree of promotional intensity or merchandising strategy exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
o any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China's currency against the U.S. dollar;
o the occurrence of severe weather events or natural disasters which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season;
o continuing terrorist activities in the U.S., as well as the international war on terrorism;
o the disruption of international, national or regional transportation systems;
o    the lack of availability or access to sources of inventory;
o changes in the financial markets that would reduce or eliminate our access to longer term capital or short-term credit availability; and
o the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us.

RadioShack Specific Factors

o The inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants;
o the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
o the failure to maintain or increase the level of sales in both our wireless and non-wireless business categories;
o any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation;
o the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones which could cause the reduction or elimination of our commissions, and marketing funds, as well as residual income;
o the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
o the inability to effectively manage our inventory levels in a rapidly changing marketplace;
o the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our operating strategies;
o the inability to optimize and execute our strategic plans, including our retail services operations and other sales channels;
o the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee's or a sub-lessee's failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
o the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products; and
o the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At March 31, 2005, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse
L. Perez, et al. v. RadioShack Corporation, filed in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at March 31, 2005.

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

                  PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
                                                                            Maximum
                                                         Total Number     Number (or
                                                          of Shares       Approximate
                                                         Purchased as   Dollar Value)of
                                                           Part of      Shares That May
                                                          Publicly          Yet Be
                         Total Number       Average       Announced     Purchased Under
                           of Shares      Price Paid       Plans or      the Plans or
                         Purchased (1)     per Share     Programs (2)     Programs (2)
                        --------------  --------------  --------------  ----------------
January 1 - 31, 2005        525,000       $   32.66         450,000     2,637,600 shares

                                                                        2,037,600 shares
February 1 - 28, 2005       730,000       $   30.63         600,000          plus
                                                                         $250,000,000

                                                                          637,600 shares
March 1 - 31, 2005        1,565,000       $   26.64       1,400,000          plus
                                                                         $250,000,000
                        --------------                  --------------
 Total                    2,820,000       $   28.79       2,450,000
                        ==============                  ==============

(1) The total number of shares purchased includes all repurchases made during the periods indicated. In January, February and March of 2005, 75,000,
    130,000 and 165,000 shares, respectively, were repurchased through other than a publicly announced plan or program in open-market transactions. These repurchases were used to satisfy our obligations under our employee benefit programs.

(2) These publicly announced plans or programs consist of (i) RadioShack's 15 million share repurchase program, which was announced on February 20, 2003, and has no expiration date; and (ii) RadioShack's $250 million share repurchase program, which was disclosed on March 16, 2005, and has no expiration date. All shares purchased during the period covered by the table were purchased under RadioShack's 15 million share repurchase program.
    During the period covered by the table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

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



                                              RadioShack Corporation
                                                   (Registrant)



Date:  May 6, 2005             By  /s/          David P. Johnson
                                   ---------------------------------------------
                                                David P. Johnson
                                     Senior Vice President - Chief Accounting
                                       Officer and Corporate Controller
                                              (Authorized Officer)



Date:  May 6, 2005                 /s/          David G. Barnes
                                   ---------------------------------------------
                                                David G. Barnes
                                             Senior Vice President -
                                             Chief Financial Officer
                                          (Principal Financial Officer)

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

4a* First Amendment to Amended and Restated Rights Agreement, dated as of February 20, 2004, between RadioShack Corporation and Equiserve Trust Company, N.A.

10a* Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan.

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

                                                                    EXHIBIT 4(a)

            FIRST AMENDMENT TO AMENDED AND RESTATED RIGHTS AGREEMENT


     FIRST AMENDMENT TO AMENDED AND RESTATED RIGHTS AGREEMENT, dated as of February 20, 2004 (this "Amendment") between RadioShack Corporation (the "Company") and EquiServe Trust Company, N.A. (the "Rights Agent"). All capitalized terms used herein and not otherwise defined shall have the respective meanings assigned to such terms in the Rights Agreement.

     WHEREAS, the Company and the Rights Agent are party to an Amended and Restated Rights Agreement, dated as of July 26, 1999 (the "Rights Agreement");

     WHEREAS, pursuant to Section 27 of the Rights Agreement, prior to the Distribution Date, the Company and the Rights Agent may amend any provision of the Rights Agreement without the approval of any holders of Rights;

     WHEREAS, the Distribution Date has not yet occurred and the Company and the Rights Agent desire to amend the Rights Agreement as set forth in this Amendment; and

     WHEREAS, the parties hereto agree as follows:

     1. Section 1(a) of the Rights Agreement is hereby amended by deleting the definition of "Acquiring Person" in its entirety and replacing it with the following:

     "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, without the prior approval of at least a majority of the members of the Board of Directors, shall be the Beneficial Owner of 15% or more of the Common Shares then outstanding (other than as a result of a Permitted Offer (as hereinafter defined)) or was such a Beneficial Owner at any time after the date hereof, whether or not such Person continues to be the Beneficial Owner of 15% or more of the then outstanding Common Shares. Notwithstanding the foregoing, (A) the term "Acquiring Person" shall not include
(i) the Company, (ii) any Subsidiary of the Company, (iii) any employee benefit plan of the Company or of any Subsidiary of the Company, or (iv) any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan; and (B) no Person shall become an "Acquiring Person" as a result of the acquisition of Common Shares by the Company which, by reducing the number of Common Shares outstanding, increases the proportional number of shares beneficially owned by such Person together with all Affiliates and Associates of such Person, provided that if after such share acquisition by the Company, such Person or an Affiliate or Associate of such Person becomes the Beneficial Owner of any additional Common Shares, then such Person shall be deemed an Acquiring Person; (C) no Person shall become an Acquiring Person if
(1) within fourteen Business Days (or such greater period of time as may be determined by action of the Board of Directors) after such Person would otherwise have become an Acquiring Person (but for the operation of this clause
(C)), such Person notifies the Board of Directors that such Person did so inadvertently, and (2) within seven Business Days after such notification (or such greater period of time as may be determined by action of the Board of Directors) such Person divests itself of a sufficient number of Common Shares so that such Person is the Beneficial Owner of less than 15% of the outstanding Common Shares.

     2. Section 21 of the Rights Agreement is hereby amended by inserting the following sentence immediately following the first sentence of such section: "In the event the transfer agency relationship in effect between the Company and the Rights Agent terminates, the Rights Agent will be deemed to resign automatically on the effective date of such termination, and any required notice will be sent by the Company."

     3. The Rights Agreement is hereby amended by adding a new Section 35 that reads in its entirety as follows:

     "Section 35. Force Majeure. Notwithstanding anything to the contrary contained herein, neither party shall be liable for any delays or failures in performance resulting from acts beyond its reasonable control including, without limitation, acts of God, terrorist acts, shortage of supply, breakdowns or malfunctions, interruptions or malfunction of computer facilities, or loss of data due to power failures or mechanical difficulties with information storage or retrieval systems, labor difficulties, war, or civil unrest."

     4. Except as amended hereby, all of the terms and provisions of the Rights Agreement shall remain in full force and effect.

     5. This Amendment shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

     6. This Amendment may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and year first above written.

                                            RADIOSHACK CORPORATION


                                            By:    /s/ Mark C. Hill
                                                   -----------------------------
                                            Name:  Mark C. Hill
                                            Title: SVP - Chief Administrative
                                                   Officer, Secretary &
                                                   General Counsel



                                            EQUISERVE TRUST COMPANY, N.A.

                                            By:    /s/ Joshua P. McGinn
                                                   -----------------------------
                                            Name:  Joshua P. McGinn
                                            Title: Senior Account Manager

                                                                   EXHIBIT 10(a)

                             RADIOSHACK CORPORATION
                            1997 INCENTIVE STOCK PLAN
                                     FORM OF
                           RESTRICTED STOCK AGREEMENT


     THIS AGREEMENT,  made as of the ____ day of _____________,  _______________
(the "Grant Date"), between RadioShack Corporation, a Delaware corporation (the "Company"), and ________________________ (the "Grantee");

     WHEREAS, the Company has adopted the RadioShack Corporation 1997 Incentive Stock Plan, as amended and restated (the "Plan"), in order to provide an additional incentive to officers and employees ("Eligible Individuals") of the Company; and

     WHEREAS, the Management Development and Compensation Committee of the Board of Directors ("Committee") is responsible for administration of the Plan for Eligible Individuals and has determined that it is in the best interests of the Company and shareholders to grant an Award of Restricted Stock to the Grantee as provided herein;

     NOW, THEREFORE, the Company and the Grantee agree as follows:

     1. Grant of Restricted Stock.

     1.1 The Company hereby grants to the Grantee an Award of ________________ shares of Restricted Stock on the terms and conditions set forth in this Agreement and as otherwise provided in the Plan, the provisions of which are hereby incorporated by reference.

     1.2 This Agreement shall be construed in accordance with the provisions of the Plan and, except as otherwise expressly set forth herein, the capitalized terms used in this Agreement shall have the same definitions as set forth in the Plan.

     1.3 The Grantee's rights with respect to the Award shall remain forfeitable at all times prior to the date on which the restrictions shall have lapsed in accordance with Sections 2 or 3 hereof.

     2. Rights of Grantee.

     Except as otherwise provided in this Agreement, the Grantee shall be entitled, at all times on and after the date hereof, to exercise all rights of a shareholder with respect to the Restricted Stock (whether or not vested), other than the Restricted Stock which has been forfeited pursuant to Section 3.3 hereof, including the right to vote the Restricted Stock and the right to receive dividends thereon as provided in Section 6. Notwithstanding the foregoing, the Grantee shall not be entitled, with respect to the Restricted Stock which has not yet become vested pursuant to Sections 3.2 or 4 hereof, to exercise any rights the exercise of which would result in forfeiture of such Restricted Stock pursuant to Section 3.3(b) hereof.

     3. Resale Restrictions, Lapse of Restrictions and Forfeiture.

     3.1 The Grantee may not transfer, sell, pledge, hypothecate or assign his rights with respect to any Restricted Stock ("resale restrictions") until the Shares have vested in accordance with Section 3.2 and the restrictions on such Shares shall have lapsed.

     3.2 All restrictions on the Restricted Stock shall lapse on the following date and amount:
         ___________ shares                        _______________

and on such date, the applicable number of shares shall be fully vested. Further, prior to _________________, all Restricted Stock shall have the restrictions lapse in the event of a Change in Control of the Company, or the death, Disability, retirement at age 55 or older of Grantee, or otherwise pursuant to Section 4 hereof.

     3.3 Upon the occurrence of either of the events listed below, any Restricted Stock in respect of which resale restrictions have not previously lapsed or been removed will be forfeited; ownership and all rights therein will automatically revert and be transferred to and reacquired by the Company; and neither the Grantee nor any heirs, beneficiary, personal representatives, executor or administrator of the Grantee's estate shall thereafter have any further rights or interests in such Restricted Stock: (a) termination of the Grantee's employment with the Company for any reason (other than a termination upon death, Disability, retirement at age 55 or older, or otherwise as described in Section 4 hereof) prior to the third anniversary of the Grant Date; or (b) any attempt by the Grantee to transfer, sell, pledge, hypothecate, or assign his rights with respect to the Restricted Stock prior to the third anniversary of the Grant date.

     4. Removal of Restrictions.

     4.1 In the event of a Change in Control of the Company, or the Grantee's death or Disability, all resale restrictions upon the Restricted Stock shall lapse immediately, and all such Restricted Stock shall become vested in the Grantee, his or her heirs, beneficiary, or personal representatives or to the executor or administrator of Grantee's estate as applicable.

     4.2 The restrictions also may be removed on all or part of any Restricted Stock when the Grantee retires at age 55 or older, or whenever the Committee otherwise determines it is in the best interests of the Company to remove the restrictions on all or part of any Restricted Stock, both such removals being at the sole discretion of the Committee. The Committee may, in the exercise of such discretion, determine that the restrictions upon any Restricted Stock shall be removed immediately or at different times. Any such actions by the Committee shall be effective only when set forth in a written instrument delivered to the Grantee, his or her heirs, beneficiary, personal representatives, executor or administrator of the Grantee's estate. In no event shall any action by the Committee under this Section 4.2 extend the time for lapse of the restrictions under other provisions of this Agreement.

     5. Escrow Arrangement and Delivery of Shares.

     5.1 One or more certificates representing Restricted Stock shall be registered in Grantee's name but shall be held by the Company for the Grantee's account in escrow. The Restricted Stock shall remain in escrow until a stock certificate in respect of the number of the Shares is issued pursuant to Section
3.2 hereof to the Grantee, his or her heirs, beneficiary, or personal representatives or to the executor or administrator of Grantee's estate after the third anniversary of the Grant Date as set forth in Sections 3.2, 5.2 and
5.3 hereof or forfeiture of the Restricted  Stock to the Company as set forth in
Section 3.3 hereof.

     5.2 Subject to Section 10 hereof, as soon as practicable following the lapsing of restrictions on the Restricted Stock under Sections 3 or 4 hereof, as applicable, the Company shall deliver to the Grantee, his or her heirs, beneficiary, personal representatives, or to the executor or administrator of Grantee's estate, as applicable, a stock certificate in respect of such Shares, free of all restrictions hereunder and without the legend described in Section
5.3 hereof.

     5.3 Each certificate representing Restricted Stock held for the Grantee's account in escrow shall bear a legend in substantially the following form:

     "This certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture and restrictions against transfer) contained in the RadioShack Corporation 1997 Incentive Stock Plan (the "Plan") and a Restricted Stock Agreement (the "Agreement") between the registered owner of the Shares represented hereby and RadioShack Corporation. Release from such terms and conditions shall be made only in accordance with the provisions of the Plan and Agreement, copies of which are on file in the office of the Corporate Secretary of RadioShack Corporation."

     5.4 Grantee agrees to deliver to the Company's Assistant Secretary a stock power for each certificate of Restricted Stock as and when requested by the Assistant Secretary of the Company. The stock power(s) will be used to transfer ownership to the Company of the certificates of Restricted Stock held in the Grantee's account.

     6. Dividends.

     Delivery to the Grantee of any dividends payable on the Restricted Stock shall be deferred until the restrictions on the Shares have lapsed pursuant to Sections 3 or 4 hereof. Such dividends shall be held by the Company in cash for the account of the Grantee until a certificate for Shares without restrictions is delivered to the Grantee. The Grantee's account shall not be credited with interest. All dividends shall be paid to the Grantee upon delivery of the corresponding stock certificate without restrictions. If the Restricted Stock is forfeited as provided in Section 3.3 hereof, then any dividends relating to the forfeited Restricted Stock shall also be forfeited to the Company.

     7. No Right to Continued Employment.

     Nothing in this Agreement or the Plan shall be interpreted to confer upon the Grantee any right or contract with respect to continued employment by the Company, nor shall this Agreement or the Plan interfere in any way with the rights of the Company or the Grantee to terminate the at-will employment relationship at any time.

     8. Adjustments.

     In the event of a Change in Capitalization, the Committee shall make appropriate adjustments to the number and class of Shares of stock subject to the Award. The Committee's adjustment shall be made in accordance with the provisions of Section 12 of the Plan and shall be effective, final, binding and conclusive for all purposes of the Plan and this Agreement.

     9. Withholding of Taxes and Notice of Disposition.

     The Company shall have the right to deduct from any amount payable under this Agreement, or to require the Grantee or his estate to otherwise pay, the amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld with respect to, and prior to the delivery of, the Shares of Restricted Stock deliverable under this Agreement, as well as any dividends thereon.

     10. Grantee Bound by the Plan.

     The Grantee, his or her heirs, beneficiary, personal representatives, or the executor or administrator of Grantee's estate, as applicable, hereby acknowledge receipt of a copy of the Plan and agrees to be bound by all the terms and provisions thereof. The Grantee hereby acknowledges receipt of the prospectus for the Plan dated December 21, 2001.

     11. Modification of Agreement.

     This Agreement may be modified, amended, suspended or terminated, and any terms or conditions may be waived, but only by a later written instrument executed by the parties hereto.

     12. Severability.

     Should any provision of this Agreement be held by a court of competent jurisdiction to be unenforceable or invalid for any reason, the remaining provisions of this Agreement shall not be affected by such holding and shall continue in full force in accordance with their terms.

     13. Governing Law and Forum.

     The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Texas without giving effect to the conflicts of laws principles thereof. Any suit brought under this Agreement shall only be brought in the appropriate state or federal court for Tarrant County, Texas.

     14. Successors in Interest.

     This Agreement shall inure to the benefit of and be binding upon each Successor Corporation. All obligations imposed upon the Grantee and all rights granted to the Company under this Agreement shall be binding upon the Grantee's heirs, executors, administrators and successors.

     15. Resolution of Disputes.

     Any dispute or disagreement which may arise under, or as a result of, or in any way relate to, the interpretation, construction or application of this Agreement shall be determined by the Committee. Any determination made hereunder shall be final, binding and conclusive on the Grantee and Company for all purposes.

     16. Entire Agreement.

     This Agreement, together with the documents incorporated herein by reference, represents the entire Agreement between the parties with regards to the subject matter hereof and this Agreement may not be modified by any oral or written agreement unless same is in writing, signed by both parties and has been approved by the Committee.

     17. Effective.

     To be effective, this Agreement must be executed below by the Grantee and the Agreement received by the Secretary of the Company at 300 RadioShack Circle, MS CF3-203, Fort Worth, Texas 76102 within 30 days of the Grantee's receipt of this Agreement. Please retain one copy of this Agreement for your records.


RADIOSHACK CORPORATION


By:
   -------------------------------------------
Printed Name:
             ---------------------------------
Title:
      ----------------------------------------

The Grantee hereby agrees to the terms and conditions provided in this Restricted Stock Agreement and acknowledges receipt of the prospectus for the Plan dated December 21, 2001.


GRANTEE:


Signature:
             ---------------------------------
Printed Name:
             ---------------------------------

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


Date:  May 6, 2005         By  /s/          Leonard H. Roberts
                               -------------------------------------------------
                                            Leonard H. Roberts
                                          Chief Executive Officer

                                                                   Exhibit 31(b)

I, David G. Barnes, certify that:

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



Date:  May 6, 2005         /s/              David G. Barnes
                             ---------------------------------------------------
                                            David G. Barnes
                                        Chief Financial Officer

                                                                      Exhibit 32

                           SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Leonard H. Roberts, Chief Executive Officer of the Company, and David G. Barnes, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Leonard H. Roberts

Leonard H. Roberts
Chief Executive Officer
May 6, 2005


/s/ David G. Barnes

David G. Barnes
Chief Financial Officer
May 6, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.