Form 10-Q
period 2005-06-30
RADIOSHACK CORP
filed 2005-08-08
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 1-5571

RADIOSHACK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1047710 (I.R.S. Employer Identification No.)

Mail Stop CF3-203, 300 RadioShack Circle, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)
Registrant’s telephone number, including area code: (817) 415-3011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
The number of shares outstanding of the issuer’s Common Stock, $1 par value, on July 22, 2005 was 154,283,495.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net sales and operating revenues	$1,092.2	$1,053.8	$2,215.1	$2,146.4
Cost of products sold	538.0	514.2	1,094.7	1,053.8

Gross profit	554.2	539.6	1,120.4	1,092.6

Operating expenses:
Selling, general and administrative	431.4	402.2	881.9	815.1
Depreciation and amortization	30.4	24.8	59.9	48.9

Total operating expenses	461.8	427.0	941.8	864.0

Operating income	92.4	112.6	178.6	228.6

Interest income	1.8	2.7	3.6	4.2
Interest expense	(9.4)	(7.1)	(18.7)	(14.5)
Other income	—	2.0	10.2	2.0

Income before income taxes	84.8	110.2	173.7	220.3
Provision for income taxes	32.5	41.9	66.4	83.7

Net income	$52.3	$68.3	$107.3	$136.6

Net income per share:

Basic	$0.34	$0.42	$0.68	$0.84

Diluted	$0.33	$0.42	$0.68	$0.83

Weighted average shares used in computing earnings per share:

Basic	155.9	161.7	157.1	162.3

Diluted	156.4	163.2	158.0	164.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(In millions, except for share amounts)	2005	2004	2004
Assets
Current assets:
Cash and cash equivalents	$254.8	$437.9	$439.7
Accounts and notes receivable, net	164.9	241.0	161.7
Inventories, net	971.6	1,003.7	856.0
Other current assets	88.5	92.5	90.5

Total current assets	1,479.8	1,775.1	1,547.9

Property, plant and equipment, net	660.2	652.0	563.5
Other assets, net	94.1	89.6	61.1

Total assets	$2,234.1	$2,516.7	$2,172.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$98.4	$55.6	$110.5
Accounts payable	214.5	442.2	288.8
Accrued expenses and other current liabilities	272.3	342.1	267.1
Income taxes payable	88.9	117.5	95.9

Total current liabilities	674.1	957.4	762.3

Long-term debt, excluding current maturities	506.1	506.9	502.6
Other non-current liabilities	131.1	130.3	79.2

Total liabilities	1,311.3	1,594.6	1,344.1

Commitments and contingent liabilities (see Notes 5 and 6)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	—	—	—
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	83.0	82.7	80.2
Retained earnings	1,615.4	1,508.1	1,347.2
Treasury stock, at cost; 36,765,000, 32,835,000 and 30,556,000 shares, respectively	(966.6)	(859.4)	(789.6)
Unearned deferred compensation	(0.3)	—	—
Accumulated other comprehensive income (loss)	0.3	(0.3)	(0.4)

Total stockholders’ equity	922.8	922.1	828.4

Total liabilities and stockholders’ equity	$2,234.1	$2,516.7	$2,172.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2005	2004
Cash flows from operating activities:
Net income	$107.3	$136.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59.9	48.9
Provision for credit losses and bad debts	0.1	0.3
Other items	3.0	8.8
Changes in operating assets and liabilities:
Accounts and notes receivable	76.3	20.7
Inventories	32.1	(89.5)
Other current assets	5.3	(8.3)
Accounts payable, accrued expenses and income taxes payable	(314.9)	(119.2)

Net cash used in operating activities	(30.9)	(1.7)

Cash flows from investing activities:
Additions to property, plant and equipment	(79.1)	(103.2)
Proceeds from sale of property, plant and equipment	2.7	2.2
Other investing activities	(9.6)	(3.9)

Net cash used in investing activities	(86.0)	(104.9)

Cash flows from financing activities:
Purchases of treasury stock	(141.0)	(146.8)
Sale of treasury stock to employee benefit plans	15.9	19.4
Proceeds from exercise of stock options	16.0	37.6
Changes in short-term borrowings, net	43.0	1.5
Repayments of long-term borrowings	(0.1)	(0.1)

Net cash used in financing activities	(66.2)	(88.4)

Net decrease in cash and cash equivalents	(183.1)	(195.0)
Cash and cash equivalents, beginning of period	437.9	634.7

Cash and cash equivalents, end of period	$254.8	$439.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the six months ended June 30, 2005 and 2004, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 2 — STOCK-BASED COMPENSATION
We account for our stock-based employee compensation plans under the intrinsic value method. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the average of the high and low stock prices on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and net income per share as if we had accounted for our stock-based employee compensation under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$52.3	$68.3	$107.3	$136.6
Stock-based employee compensation expense included in reported net income, net of related tax effects	1.2	3.0	3.2	6.1
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4.0)	(8.4)	(10.0)	(18.7)

Pro forma net income	$49.5	$62.9	$100.5	$124.0

Net income per share:
Basic — as reported	$0.34	$0.42	$0.68	$0.84
Basic — pro forma	$0.32	$0.39	$0.64	$0.76
Diluted — as reported	$0.33	$0.42	$0.68	$0.83
Diluted — pro forma	$0.32	$0.39	$0.64	$0.76
The pro forma amounts in the preceding table were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life in years	4	6	4	6
Expected volatility	36.5%	47.9%	38.9%	48.0%
Annual dividend paid per share	$0.25	$0.25	$0.25	$0.25
Risk free interest rate	3.8%	4.0%	3.8%	3.3%
Fair value of options granted during year	$7.57	$13.91	$9.69	$16.29
We will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, effective January 1, 2006, and will modify our accounting for stock options and other equity awards accordingly. See “Recently Issued Accounting Pronouncements” in Note 7.

NOTE 3 — BASIC AND DILUTED EARNINGS PER SHARE
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

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$52.3	155.9	$0.34	$68.3	161.7	$0.42

Effect of dilutive securities:
Assumed exercise of stock options	—	0.5		—	1.5

Diluted EPS
Net income plus assumed conversions	$52.3	156.4	$0.33	$68.3	163.2	$0.42

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
(In millions, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$107.3	157.1	$0.68	$136.6	162.3	$0.84

Effect of dilutive securities:
Assumed exercise of stock options	—	0.9		—	1.9

Diluted EPS
Net income plus assumed conversions	$107.3	158.0	$0.68	$136.6	164.2	$0.83

Options to purchase 17.9 million and 16.5 million shares of common stock for the quarter and six month periods ended June 30, 2005, respectively, as compared to options to purchase 11.6 million and 11.2 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported and the effect of their inclusion would be anti-dilutive.
NOTE 4 — COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2005 and 2004, was $53.2 million and $68.2 million, respectively, and comprehensive income for the six months ended June 30, 2005 and 2004, was $107.9 million and $136.5 million, respectively. The only other components of comprehensive income in 2005, aside from net income for the periods reported, were unrealized gain on securities and foreign currency translation adjustments; the only other component of comprehensive income during 2004 was foreign currency translation adjustments.
NOTE 5 — LITIGATION
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at June 30, 2005.
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

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income as of June 30, 2005, is approximately $136 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.
NOTE 7 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We are currently evaluating the guidance provided within SFAS No. 123R and SAB No. 107 and may refine our estimates of expected volatility and expected term upon our adoption of SFAS No. 123R.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant effect on our financial condition or results of operations.

In the fourth quarter of 2004, we adopted the provisions of FASB Staff Position (“FSP”) SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Job Creations Act of 2004 (the “Act”) was signed into law on October 22, 2004, and provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividend received, which reduces the effective federal income tax rate on such earnings from 35% to 5.25%. According to FSP SFAS No. 109-2, we are allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on our plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2005, we are still in the process of developing a complete analysis of the costs and benefits of repatriation under the Act; however, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings. Because we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a tax benefit of between $2.3 million and $12.3 million as a result of the repatriation.
NOTE 8 — SUBSEQUENT EVENTS
Wireless Relationships: On July 29, 2005, we signed a 10-year agreement with Cingular Wireless, a national wireless provider. Under the terms of this agreement, we will begin offering Cingular Wireless’ GSM wireless service in January 2006. This agreement further provides that we will receive compensation in the form of unit activation commissions and residuals. Additionally, we will receive marketing and employee incentive funds based upon our activations.
As a result of our entering into this agreement, we provided Verizon Wireless with a notice of our intention to discontinue our existing relationship with them at the end of 2005. Consequently, we will not sell Verizon Wireless’ products and services beyond the end of 2005.
In addition, we have amended our existing Sprint PCS relationship and extended our agreement to 2016.
For additional information regarding these changes, see “Subsequent Events,” in MD&A below.
Capital Structure: Our Board of Directors has approved a program to modify our capital structure. The components of this program are described below:
On August 5, 2005, we entered into an agreement with a financial institution in which we purchased 20 million shares of our common stock from the financial institution under an overnight share repurchase program (“OSR”). The initial share price was $25.01, resulting in our payment of $500.2 million, excluding the purchase price adjustment and the cost of the cap described below. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market. We intend to repay a portion of the commercial paper with the proceeds of a sale-leaseback of our corporate campus as described below.
The OSR transaction allowed us to purchase the shares immediately from the financial institution and provides that the financial institution will repurchase the equivalent number of shares in the coming months. A purchase price adjustment based on the average price of the shares purchased by the financial institution will be made between both parties at the end of the program. The price adjustment payment will be settled, at our election, in our common stock or cash. Our obligation under this price adjustment is subject to a cap that effectively limits our exposure should the price of the common stock rise above the cap price during the financial institution’s purchase period. This cap will be applied to 15 million of the 20 million shares repurchased; the cap is equal to approximately 120% of the average price of the common stock over the seven trading days following the execution of the OSR.
During the third quarter we began the process of the sale-leaseback of our corporate headquarters building, which we expect to complete during the fall of 2005. This transaction will allow us to repay approximately $200 million of short-term borrowings in the commercial paper market issued in conjunction with the OSR, as described above. We anticipate that we will enter into a long-term operating lease of approximately 20 years with the purchaser of the building.
On August 5, 2005, we added a $175 million short-term credit facility maturing on December 31, 2005, and a $175 million 364-day revolving credit facility maturing in July 2006. The terms of these credit facilities are substantially similar to our existing credit facilities. These new credit facilities support our commercial paper program and, when added to the two existing commercial paper backup credit facilities, give RadioShack $950 million in commercial paper availability.
After reviewing the impact of the capital structure modification described above, both S&P and Moody’s rating agencies recently reaffirmed our existing short-term credit ratings of A-2 and P-2, respectively, and changed our long-term ratings to BBB+ with a stable outlook and Baa1 with a negative outlook, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.
OVERVIEW
RadioShack is primarily a retailer of consumer electronic products and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors. We believe this strategy provides us with the opportunity to increase our market share in the highly competitive consumer electronics area. In addition, we continue to focus on methods to reduce the cost of products sold and our selling, general and administrative expense related to our company-operated stores as a percentage of net sales and operating revenues. Furthermore, we believe that by focusing on opportunities such as innovative distribution channels, new markets, unique products and licensing opportunities, we can ultimately generate increased financial returns for our shareholders over the long term.
We have identified two key opportunities to drive company growth, which are in alignment with our overall strategy described above. We are focusing on growth of our core business, which includes our company-operated stores, dealers and our Web site www.radioshack.com, as well as businesses that we consider to be close to our core strengths, which include kiosk operations, international operations and consumer electronics repairs.
In connection with these key opportunities, we are focusing on four major priorities:
•	Attracting, retaining, developing and rewarding great people;

•	improving the customer experience in our core channels;

•	rationalizing and improving our infrastructure; and

•	leveraging our assets to create new streams of revenue and profit.
We received a favorable court ruling in March 2005 in connection with our efforts to once again use the RadioShack name in Canada. See the related discussion in the financial condition section of MD&A.
KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT
To identify our progress in achieving our solutions strategy, we use several key financial performance metrics, including metrics related to net sales and operating revenue, ticket analysis, gross margin, inventory, selling, general and administrative (“SG&A”) expense, operating margin, and labor productivity.
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
The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended June 30,
	2005	2004	2003
Net sales and operating revenue growth	3.6%	2.8%	2.7%
Comparable store sales (decrease) growth	(1%)	3%	3%

Ticket Analysis
The table below summarizes our average ticket analysis for our company-operated RadioShack stores for the periods indicated:

	Three Months Ended June 30,
	2005	2004	2003
Average tickets per store per day:
Company-operated RadioShack stores	63	62	66

Average sales per ticket:
Company-operated RadioShack stores	$32.78	$33.15	$29.85
Gross Margin Metrics
We also view our gross margin as a key metric of our financial performance, as it indicates the extent to which we are able to manage our product costs and optimize product mix.
The table below summarizes gross margin for the periods indicated:

	Three Months Ended June 30,
	2005	2004	2003
Gross margin	50.7%	51.2%	50.8%
Inventory Metrics
We also review inventory turnover and cash conversion cycle to determine the productivity of our inventory purchases.
The table below summarizes inventory metrics for the periods indicated:

	At June 30,
	2005	2004	2003
Inventory turnover (times per year)	2.5	2.8	2.5
Cash conversion cycle (days)	108	92	112
SG&A Expense and Operating Margin Metrics
We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.
The table below summarizes these metrics for the periods indicated:

	Three Months Ended June 30,
	2005	2004	2003
SG&A expense as a percentage of sales	39.5%	38.2%	39.7%
Operating margin	8.5%	10.7%	8.9%
Labor Productivity Metrics
We review company-operated RadioShack store sales per labor hour, which provides us with information regarding our in-store labor productivity with respect to sales.
The table below summarizes company-operated RadioShack store sales per labor hour:

	Three Months Ended June 30,
	2005	2004	2003
Company-operated RadioShack store sales per labor hour	$80.66	$81.95	$78.84
In conjunction with our goals to improve our customers’ experience, as well as overall in-store productivity, we are in the process of implementing new systematic store operating procedures in all of our company-operated RadioShack stores. As of June 30, 2005, we had implemented and are monitoring these procedures in over 2,500 company-operated

RadioShack stores; at December 31, 2004, less than 100 stores utilized these procedures. Preliminary results of this rollout have indicated positive labor productivity results.
RadioShack Retail Outlets
The table below shows our retail locations allocated among company-operated stores, kiosks and dealer outlets. While the dealer outlets represented approximately 23% of RadioShack’s total retail locations at June 30, 2005, our product sales to dealers are less than 10% of our total net sales and operating revenues (see “Results of Operations” below).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
Company-operated stores (1)	5,009	5,030	5,046	5,063	5,081
Kiosks (2)	651	579	599	11	10
Dealer outlets (3)	1,735	1,757	1,788	1,811	1,849

Total number of retail locations	7,395	7,366	7,433	6,885	6,940

(1)	During the past four quarters, the number of company-operated stores decreased by 72, net of new store openings and relocations. This trend is due to our decision not to renew locations that fail to meet our financial return goals. We anticipate that the number of company-operated stores will decline in 2005 by about 50 stores, net of store openings.

(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first half of 2005 that were previously operated by us. We expect the number of Sprint kiosks to increase by approximately 150 during 2005.

(3)	During the past four quarters, the number of our dealer outlets decreased by 114, net of new outlet openings or conversion to company-operated stores. This trend is due to the closure of smaller outlets. We anticipate that the number of dealer outlets in 2005 will decrease approximately 5% from the number at December 31, 2004.
RESULTS OF OPERATIONS
In the paragraphs below, we comment on the outlook for portions of our business where we believe our outlook is reasonably clear and the information is likely to be useful to investors.
Net sales and operating revenues by channel of distribution are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Company-operated store sales	$971.7	$986.4	$1,985.1	$2,016.1
Kiosk sales	49.9	1.3	97.3	2.6
Dealer and other sales	70.6	66.1	132.7	127.7

Net sales and operating revenues	$1,092.2	$1,053.8	$2,215.1	$2,146.4

Dealer and other sales includes our sales to the independent dealers and operating revenues generated from our www.radioshack.com Web site, outbound and inbound call centers, and our retail support operations. Revenue from our retail support operations includes revenue generated primarily from outside sales by our repair centers and domestic and overseas manufacturing facilities.
Net Sales and Operating Revenues
Sales increased 4% to $1,092.2 million for the quarter ended June 30, 2005, compared to $1,053.8 million in the corresponding prior year period. For the six months ended June 30, 2005, our overall sales increased 3% to $2,215.1 million, compared to $2,146.4 million for the same period in 2004. Comparable store sales decreased 1% for both the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. The comparable company store decreases were offset by sales from our kiosk operations, which had 651 locations at June 30, 2005.
Kiosk sales were up $48.6 million and $94.7 million for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. These increases were primarily the result of an increased number of kiosk locations when compared to the prior year.

Dealer and other sales were up $4.5 million and $5.0 million for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. We anticipate that these sales will increase for 2005, primarily as a result of sales increases associated with the restructuring of our e-commerce business, which we anticipate will occur in the second half of 2005 and, to a lesser extent, increased revenue from our repair centers.
Sales in our wireless platform (includes predominantly wireless handsets and the related residual revenue, as well as communication devices such as scanners and two-way radios) increased approximately 2% and 3% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. These sales increases were due to an increase in wireless handset unit sales, an increase in the number of channels through which these handsets were sold and strong growth in residual revenue. Increased sales of prepaid wireless handsets also led to higher sales in this platform. We anticipate sales in the wireless platform will increase for 2005, primarily as a result of an increase in the number of kiosks over 2004.
Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products, and computers, as well as the iGo line of accessories) increased approximately 4% and 3% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. The increases in this platform resulted primarily from sales of iGo power, media storage and MP3 accessories, which were partially offset by a decline in home entertainment and wireless accessory sales.
Sales in our modern home platform (includes residential telephones, all home entertainment end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased approximately 5% for both the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. These decreases were primarily due to sales decreases in cordless telephones, DTH satellite systems and desktop computers, which were partially offset by increased home network and surveillance product sales.
Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, MP3 players and satellite radios) increased approximately 18% and 14% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. These sales increases were driven primarily by increased sales of satellite radios, digital imaging products and MP3 players.
Sales in our power platform (includes general and special purpose batteries and battery chargers) increased approximately 2% and 1% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. Increased sales of general purpose batteries were substantially offset by a decline in sales of special purpose batteries.
Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and warranty service plans) increased approximately 23% and 14% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. These increases were primarily due to an increase in sales of prepaid wireless airtime.
Sales in our technical platform (includes wire and cable, connectivity products, components and tools) increased approximately 2% and 1% for the quarter and six months ended June 30, 2005, respectively, when compared to the corresponding prior year periods. The increased sales were driven primarily by higher sales of tools.
Gross Profit
For the quarter ended June 30, 2005, gross profit dollars increased $14.6 million; however, the gross margin rate declined 50 basis points to 50.7% from 51.2% in the corresponding 2004 period. For the six months ended June 30, 2005, gross profit dollars increased $27.8 million; however, the gross margin rate declined 30 basis points to 50.6% from 50.9% in the corresponding 2004 period. These decreases in gross margin rate from the prior periods were primarily due to the following factors:
A sales channel mix change toward our lower gross margin contributors, such as our kiosks, contributed to our overall decrease in our gross margin rate. A decrease in gross margin rate for the dealer channel also contributed to our gross margin rate decline. The change in merchandise mix among product and service platforms resulted in higher sales of lower margin products, most notably from our service platform as a result of significant growth in prepaid airtime refills. In addition, our personal electronics platform had higher sales growth in MP3 players and digital imaging rather than higher margin toys. Additionally, our gross margin rate decline was impacted by markdowns in wireless handsets.
We anticipate that our gross margin rate during 2005 will be lower compared to 2004. We expect that an unfavorable impact from changes in sales channel mix and merchandise mix toward lower margin platforms, such as personal electronics, will outweigh the favorable impact from our vendor consolidation efforts, use of private brands, and other techniques we use to increase gross margin.
Selling, General and Administrative Expense
Our selling, general and administrative (“SG&A”) expense increased 7.3% or $29.2 million for the quarter and increased 8.2% or $66.8 million for the six months ended June 30, 2005, when compared to the corresponding prior year periods. This change represents a 130 basis point increase to 39.5% from 38.2% of net sales and operating revenues for the quarter and a 180 basis point increase to 39.8% from 38.0% of net sales and operating revenues for the six months ended June 30, 2005, when compared to the corresponding prior year periods. These increases primarily resulted from the expansion of our kiosk operations.
Payroll and commissions expense increased in both dollars and as a percent of net sales and operating revenues for both the quarter and six months ended June 30, 2005. Rent expense increased in both dollars and as a percent of net sales and operating revenues for both the quarter and six months ended June 30, 2005. The increases in both payroll and rent expense were driven by our kiosk operations. Professional fees increased in both dollars and as a percent of net sales and operating revenues for both the quarter and six months ended June 30, 2005. This increase was primarily the result of internal initiatives, including standard operating procedure measurement and our RadioShack.com Web site.
In 2005, we expect SG&A expense to increase in dollars as we continue to expand our kiosk and international operations.
Depreciation and Amortization
During the quarter and six months ended June 30, 2005, depreciation and amortization expense increased $5.6 million and $11.0 million from the corresponding prior year periods. These increases were primarily the result of depreciation for our new corporate campus, information systems enhancements, and the amortization of our intangible assets related to the acquisition of our wireless retail kiosk business in 2004.
Net Interest Expense
Interest expense, net of interest income, for the quarter and six months ended June 30, 2005, was $7.6 million and $15.1 million, respectively, versus $4.4 million and $10.3 million for the comparable prior year periods.
Interest expense increased $2.3 million and $4.2 million for the quarter and six months ended June 30, 2005, respectively. The increase in interest expense was primarily due to the elimination of interest expense capitalization related to the construction of our corporate headquarters, which is now complete.
Interest income decreased $0.9 million and $0.6 million for the quarter and six months ended June 30, 2005, respectively, when compared to the prior year periods. These decreases primarily relate to lower investment balances, despite the continued increases in market interest rates.
Interest expense, net of interest income, is expected to increase by more than $6 million in 2005, when compared to 2004, primarily due to the elimination of $6.6 million capitalized interest expense in 2004 as noted above.
Other Income
During the first quarter of 2005, we sold all rights, title and interest to the “Tandy” name within Australia and New Zealand, to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income.
During the quarter and six months ended June 30, 2005, we received no payments and recorded no income under our tax sharing agreement with O’Sullivan Industries Holdings, Inc. (“O’Sullivan”), compared to $2 million received and recorded in the corresponding prior year periods. Future payments under the tax sharing agreement will vary based on the level of O’Sullivan’s future earnings and are also dependent on O’Sullivan’s overall financial condition and ability to pay. On July 15, 2005, O’Sullivan announced that it has initiated discussions with its major stakeholders regarding a possible consensual restructuring of its capital structure. We cannot give any assurances as to the amount or frequency of payment, if any, that we may receive from O’Sullivan in future periods.

Provision for Income Taxes
The provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate. Our effective tax rate for the quarter and six months ended June 30, 2005, was approximately 38.3% and 38.2%, respectively, compared to 38.0% for the corresponding prior year periods. This slight increase in 2005 is primarily related to favorable tax settlements received in 2004.
The American Jobs Creation Act of 2004 (“the Act”) was signed into law on October 22, 2004. The Act provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividend received, which reduces the effective federal income tax rate on these earnings from 35% to 5.25%. We are in the process of developing a complete analysis of the costs and benefits of repatriation under the Act; however, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings. As we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a tax benefit between $2.3 million and $12.3 million as a result of the repatriation.
Recently—Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We are currently evaluating the guidance provided within SFAS No. 123R and SAB No. 107 and may refine our estimates of expected volatility and expected term upon our adoption of SFAS No. 123R.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this interpretation to have a material impact on our financial condition or results of operations.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. We do not expect that the adoption of EITF 05-6 will have a significant effect on our financial condition or results of operations.
In the fourth quarter of 2004, we adopted the provisions of FASB Staff Position (“FSP”) SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Job Creations Act of 2004 (the “Act”) was signed into law on October 22, 2004, and provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividend received, which reduces the effective federal income tax rate on such earnings from 35% to 5.25%. According to FSP SFAS No. 109-2, we are allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on our plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2005, we are still in the process of developing a complete analysis of the costs and benefits of repatriation under the Act; however, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings. Because we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a tax benefit of between $2.3 million and $12.3 million as a result of the repatriation.
FINANCIAL CONDITION
Cash Flow — Operating Activities
Cash used in operating activities was $30.9 million for the six month period ended June 30, 2005, compared to $1.7 million in the prior year comparable period.
Accounts receivable declined $76.3 million from December 31, 2004, to June 30, 2005, compared to a $20.7 million decrease for the six months ended June 30, 2004. The decrease for the first six months of both 2005 and 2004 occurred primarily due to typical reductions in vendor receivables, which have a seasonal buildup in the fourth quarter of each preceding year. Vendor receivables were substantially higher at December 31, 2004, when compared to December 31, 2003, due primarily to the ramp-up of our kiosk operations in 2004.
Inventories decreased $32.1 million for the six months ended June 30, 2005, compared to an increase of $89.5 million for the corresponding prior year period. A higher inventory position at December 31, 2004, facilitated more inventory conversion into cash in the first half of 2005 when compared to the lower inventory position at December 31, 2003.
In addition, during the first half of 2005, accounts payable, accrued expenses, and taxes payable decreased $314.9 million. Most of this difference was in accounts payable which was due primarily to higher than anticipated inventory and related accounts payable levels at December 31, 2004. The subsequent payment of the accounts payable in the first half of 2005 resulted in this decrease.
Cash Flow — Investing Activities
Cash used in investing activities for the six months ended June 30, 2005, was $86.0 million, compared to $104.9 million in the previous year. Investing activities for the six months ended June 30, 2005, included capital expenditures totaling $79.1 million, compared to $103.2 million in 2004, primarily for information systems enhancements as well as store refurbishments and relocations in 2005. Capital expenditures in 2004 also included expenditures for our new corporate campus. We anticipate that our capital expenditure requirements for 2005 will be between $190 million and $210 million, primarily for store refurbishments and relocations and updated information systems. These anticipated expenditures also include our planned opening of a corporate office and several retail locations in Canada by year end, as we reestablish our operations there. We plan to finance these requirements through cash from operations and, if needed, short-term debt. We do not currently expect the changes in our wireless carriers or related to the OSR, each of which is described below in “Subsequent Events,” to impact our anticipated capital expenditures for the remainder of 2005.
Cash Flow — Financing Activities
Cash used in financing activities for the six months ended June 30, 2005, was $66.2 million, compared to $88.4 million in the previous year. We repurchased $141.0 million of common stock during the six months ended June 30, 2005, compared to $146.8 million during the same period of 2004, for our employee benefit plans and under our board approved repurchase programs. These repurchases were partially funded by $31.9 million and $57.0 million received, respectively, from the sale of treasury stock to our employee benefit plans and from stock option exercises during the same corresponding periods.
Under the OSR described below in “Subsequent Events,” on August 5, 2005, we purchased 20 million shares of our common stock at an initial aggregate purchase price of $500.2 million.
Capitalization
The following table sets forth information about our capitalization at the dates indicated.

	June 30,				December 31,
	2005		2004		2004
		% of Total		% of Total		% of Total
($ in millions)	Dollars	Capitalization	Dollars	Capitalization	Dollars	Capitalization

Current debt	$98.4	6.4%	$110.5	7.6%	$55.6	3.7%
Long-term debt	506.1	33.2%	502.6	34.9%	506.9	34.2%

Total debt	$604.5	39.6%	$613.1	42.5%	$562.5	37.9%
Stockholders’ equity	922.8	60.4%	828.4	57.5%	922.1	62.1%

Total capitalization	$1,527.3	100.0%	$1,441.5	100.0%	$1,484.6	100.0%

Our debt to capitalization ratio increase at June 30, 2005, compared to December 31, 2004, was the result of an increase in total debt of $42.0 million; however, the ratio decrease from the corresponding prior year period was primarily the result of an increase in stockholders’ equity of $94.4 million.
We had $254.8 million in cash and cash equivalents at June 30, 2005, as a resource for our funding needs. Additionally, borrowings are available under our $600.0 million commercial paper program, which is supported by bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. However, we currently expect that the commercial paper market would be available to us; therefore, we do not expect to utilize our credit facilities.
As discussed below in “Subsequent Events,” on August 5, 2005, we added an aggregate of $350 million of credit availability to our short-term credit facilities. This additional availability augments the $600 million commercial paper availability discussed above.
As a result of management’s review of our capital structure, our Board of Directors approved a program to modify our capital structure. This review involved analyzing certain metrics relating to, among other things, our cash and debt levels, leasing activity, interest burdens, dividend policy, share repurchase levels and free cash flow. The components of this program are described below in “Subsequent Events.”
Share Repurchases
In February 2003, our Board of Directors authorized a repurchase program for 15.0 million shares. The 15.0 million share repurchase program had no expiration date and allowed shares to be repurchased in the open market. This repurchase program was completed during April 2005. On February 25, 2005, our Board of Directors approved a new share repurchase program. This new program allows management to repurchase up to $250 million of our common stock in open market purchases and has no expiration date. At June 30, 2005, there was $209.9 million available for use for repurchases under this program.
As discussed below in “Subsequent Events,” on August 5, 2005, we purchased 20 million shares of our common stock from a financial institution under the OSR program. We decided to suspend purchases under the $250 million share repurchase program during the period in which the financial institution is purchasing shares pursuant to the OSR program. Upon completion of the financial institution’s purchases under the OSR program, we intend to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of these transactions depend on market conditions, our liquidity and other considerations.
Free Cash Flow
Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $110.0 million for the six months ended June 30, 2005, compared to a cash usage of $104.9 million during the corresponding prior year period. This decrease in free cash flow primarily resulted from greater cash usage within our working capital components, primarily related to accounts payable in 2005, compared to the corresponding prior year period. We anticipate our free cash flow to be approximately $180 million to $200 million for 2005.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles (“GAAP”) is cash flow from operating activities, which was a cash usage of $30.9 million for the six months ended June 30, 2005, compared to $1.7 million of cash usage for the six months ended June 30, 2004. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.
The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2005	2004	2004
Net cash (used in) provided by operating activities	$(30.9)	$(1.7)	$352.5
Less:
Additions to property, plant and equipment	79.1	103.2	229.4
Dividends paid	—	—	39.7

Free cash flow	$(110.0)	$(104.9)	$83.4

Subsequent Events
Wireless Relationships: On July 29, 2005, we signed a 10-year agreement with Cingular Wireless, a national wireless provider. Under the terms of this agreement, we will begin offering GSM wireless service in January 2006. This agreement further provides that we will receive compensation in the form of unit activation commissions and residuals. Additionally, we will receive marketing and employee incentive funds based upon our activations.
As a result of our entering into this agreement, we provided Verizon Wireless with a notice of our intention to discontinue our existing relationship with them at the end of 2005. Consequently, we will not sell Verizon Wireless’ products and services beyond the end of 2005.
In addition, we have amended our existing Sprint PCS relationship by extending our agreement to 2016.
We currently anticipate that our new agreement with Cingular, as well as our amended relationship with Sprint, will provide us with additional profits despite our loss of residuals relating to Verizon Wireless handsets purchased in our stores in prior years. These additional profits are anticipated to be generated from four primary sources: improved activation commissions and handset margins; residual income from Cingular; more favorable activation to upgrade mix with Cingular; and a modest increase in the number of handsets projected to be sold.
Capital Structure: Our Board of Directors has approved a program to modify our capital structure. The components of this program are described below:
On August 5, 2005, we entered into an agreement with a financial institution in which we purchased 20 million shares of our common stock from the financial institution under an overnight share repurchase program (“OSR”). The initial share price was $25.01, resulting in our payment of $500.2 million, excluding the purchase price adjustment and the cost of the cap described below. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market. We intend to repay a portion of the commercial paper with the proceeds of a sale-leaseback of our corporate campus as described below.
The OSR transaction allowed us to purchase the shares immediately from the financial institution and provides that the financial institution will repurchase the equivalent number of shares in the coming months. A purchase price adjustment based on the average price of the shares purchased by the financial institution will be made between both parties at the end of the program. The price adjustment payment will be settled, at our election, in our common stock or cash. Our obligation under this price adjustment is subject to a cap that effectively limits our exposure should the price of the common stock rise above the cap price during the financial institution’s purchase period. This cap will be applied to 15 million of the 20 million shares repurchased; the cap is equal to approximately 120% of the average price of the common stock over the seven trading days following the execution of the OSR.
During the third quarter we began the process of the sale-leaseback of our corporate headquarters building, which we expect to complete during the fall of 2005. This transaction will allow us to repay approximately $200 million of short-term borrowings in the commercial paper market issued in conjunction with the OSR, as described above. We anticipate that we will enter into a long-term operating lease of approximately 20 years with the purchaser of the building.
On August 5, 2005, we added a $175 million short-term credit facility maturing on December 31, 2005, and a $175 million 364-day revolving credit facility maturing in July 2006. The terms of these credit facilities are substantially similar to our existing credit facilities. These new credit facilities support our commercial paper program and, when added to the two existing commercial paper backup credit facilities, give RadioShack $950 million in commercial paper availability.
After reviewing the impact of the capital structure modification described above, both S&P and Moody’s rating agencies recently reaffirmed our existing short-term credit ratings of A-2 and P-2, respectively, and changed our long-term ratings to BBB+ with a stable outlook and Baa1 with a negative outlook, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results of operations or financial condition to differ materially include, but are not necessarily limited to, the following factors.
General Business Factors
•	Changes in national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, continued rise of oil prices, job security and unemployment, and overall consumer confidence;
•	changes in the amount and degree of promotional intensity or merchandising strategy exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
•	any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China’s currency against the U.S. dollar;
•	the occurrence of severe weather events or natural disasters which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season;
•	continuing terrorist activities in the U.S., as well as the international war on terrorism;
•	the disruption of international, national or regional transportation systems; and
•	the lack of availability or access to sources of inventory.
RadioShack Specific Factors
•	Our inability to successfully transition the changes in our wireless carriers, as well as unexpected costs associated with these changes;
•	the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants;
•	the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
•	the failure to maintain or increase the level of sales in both our wireless and non-wireless platforms;
•	the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products and with service providers relating to cellular and PCS telephones which could cause the reduction or elimination of our commissions, and marketing funds, as well as residual income;
•	any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation;
•	our inability to improve the customer experience in our core channels, to rationalize and improve our infrastructure, to leverage our assets to create new streams of revenue and profit, and to attract, retain, develop and reward great people;
•	changes in the financial markets or in our results of operations that would reduce or eliminate our access to longer term capital or short-term credit availability, particularly in light of our planned capital structure modification;
•	the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
•	the inability to effectively manage our inventory levels in a rapidly changing marketplace;
•	the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our operating strategies;
•	the inability to optimize and execute our strategic plans, including our retail services operations and other sales channels;
•	the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee’s or a sub-lessee’s failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
•	the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us;
•	the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products; and

•	the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At June 30, 2005, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this report.
Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. While the alleged damages in these lawsuits are undetermined, they could be substantial. We believe that we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal law. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity. The liability, if any, associated with these lawsuits was not determinable at June 30, 2005.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.
PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares
			Purchased as	That May Yet
			Part of	Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased (1)	per Share	Programs (2)	Programs (2)
April 1 - 30, 2005	1,005,000	$24.74	925,000	$242,844,917
May 1 - 31, 2005	530,000	$25.54	450,000	$231,361,964
June 1 - 30, 2005	935,000	$24.93	855,000	$209,909,275

Total	2,470,000	$24.98	2,230,000

(1)	The total number of shares purchased includes all repurchases made during the periods indicated. In April, May and June of 2005, 80,000 shares were repurchased for each month through other than a publicly announced plan or program in open-market transactions. These repurchases were used to satisfy our obligations under our employee benefit programs.

(2)	These publicly announced plans or programs consist of (i) RadioShack’s 15 million share repurchase program, which was announced on February 20, 2003, and has no expiration date; and (ii) RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. During the period covered by the table above, we completed the 15 million share repurchase program and no determination was made by RadioShack during this time period to suspend or cancel purchases under our two programs. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which the financial institution is purchasing shares pursuant to the OSR described in “Subsequent Events” of MD&A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
a)	We held our Annual Meeting of Stockholders on May 19, 2005.

b)	At the meeting, stockholders elected the fourteen directors listed below to serve for the ensuing year. Out of the 156,806,021 eligible votes, 141,085,390 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

	VOTES	VOTES
NAME OF DIRECTOR	FOR	WITHHELD
Frank J. Belatti	131,755,396	9,329,994
David J. Edmondson	132,555,628	8,529,762
Ronald E. Elmquist	131,626,606	9,458,783
Robert S. Falcone	132,433,171	8,652,218
Daniel R. Feehan	131,756,594	9,328,796
Richard J. Hernandez	131,696,171	9,389,219
Robert J. Kamerschen	131,065,776	10,019,613
Gary M. Kusin	133,160,659	7,924,731
H. Eugene Lockhart	131,350,027	9,735,363
Jack L. Messman	130,980,761	10,104,629
William G. Morton, Jr.	132,455,406	8,629,983
Thomas G. Plaskett	132,007,102	9,078,288
Leonard H. Roberts	131,832,874	9,252,515
Edwina D. Woodbury	128,255,355	12,830,034
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 23, which immediately precedes such exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: August 8, 2005	By	/s/	David P. Johnson

David P. Johnson
Senior Vice President — Chief Accounting
Officer and Corporate Controller
(Authorized Officer)

Date: August 8, 2005		/s/	David G. Barnes

David G. Barnes
Senior Vice President —
Chief Financial Officer
(Principal Financial Officer)

RADIOSHACK CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Description
3a	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000).

3a(i)	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999).

3b	RadioShack Corporation Bylaws, amended and restated as of October 17, 2003 (filed as Exhibit 3b to RadioShack’s Form 10-Q filed on November 12, 2003, for the fiscal quarter ended September 30, 2003).

10a	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10b	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10c	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10d	Amended and Restated RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10e	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10f	Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10g*	Amendment No. 3 to the Five Year Credit Agreement dated as of April 29, 2005 among RadioShack Corporation, the Banks, Financial Institutions and Other Institutional Lenders Parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders.

10h*	Amendment No. 1 to the Five Year Credit Agreement dated as of April 29, 2005 among RadioShack Corporation, the Banks, Financial Institutions and Other Institutional Lenders Parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders.

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

*	Filed with this report

**	These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.