Form 10-Q
period 2005-09-30
RADIOSHACK CORP
filed 2005-11-04
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT         OF 1934

        For the quarterly period ended September 30, 2005

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT         OF 1934

        For the transition period from __________ to__________

Commission File Number: 1-5571
_________________

RADIOSHACK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1047710 (I.R.S. Employer Identification No.)

300 RadioShack Circle, Mail Stop CF3-203 Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

Registrant's telephone number, including area code: (817) 415-3700 _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the issuer’s Common Stock, $1 par value, on October 28, 2005 was 134,624,929.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net sales and operating revenues	$1,194.7	$1,101.5	$3,409.8	$3,247.9
Cost of products sold	626.6	544.7	1,721.3	1,598.5

Gross profit	568.1	556.8	1,688.5	1,649.4

Operating expenses:
Selling, general and administrative	447.5	415.2	1,329.4	1,230.3
Depreciation and amortization	31.7	24.4	91.6	73.3

Total operating expenses	479.2	439.6	1,421.0	1,303.6

Operating income	88.9	117.2	267.5	345.8

Interest income	1.2	1.7	4.8	5.9
Interest expense	(11.7)	(6.5)	(30.4)	(21.0)
Other income	—	—	10.2	2.0

Income before income taxes	78.4	112.4	252.1	332.7
Income tax (benefit) provision	(30.1)	42.7	36.3	126.4

Net income	$108.5	$69.7	$215.8	$206.3

Net income per share:

Basic	$0.76	$0.44	$1.42	$1.28

Diluted	$0.75	$0.43	$1.41	$1.26

Weighted average shares used in computing earnings per
share:

Basic	143.4	160.0	152.5	161.6

Diluted	143.9	161.0	153.2	163.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

(In millions, except for share amounts)	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$47.4	$437.9	$384.8
Accounts and notes receivable, net	227.8	241.0	158.0
Inventories, net	1,162.5	1,003.7	1,032.0
Other current assets	101.7	92.5	92.0

Total current assets	1,539.4	1,775.1	1,666.8

Property, plant and equipment, net	674.7	652.0	599.0
Other assets, net	95.2	89.6	75.0

Total assets	$2,309.3	$2,516.7	$2,340.8

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current maturities of
long-term debt	$381.7	$55.6	$85.3
Accounts payable	484.9	442.2	466.2
Accrued expenses and other current liabilities	281.1	342.1	270.1
Income taxes payable	21.8	117.5	115.9

Total current liabilities	1,169.5	957.4	937.5

Long-term debt, excluding current maturities	501.6	506.9	508.9
Other non-current liabilities	136.7	130.3	80.9

Total liabilities	1,807.8	1,594.6	1,527.3

Commitments and contingent liabilities (Notes 6 and 7)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares
authorized:
Series A junior participating, 300,000 shares
designated and none issued	—	—	—
Common stock, $1 par value, 650,000,000 shares
authorized; 191,033,000, shares issued respectively	191.0	191.0	191.0
Additional paid-in capital	82.6	82.7	80.2
Retained earnings	1,690.1	1,508.1	1,377.6
Treasury stock, at cost; 56,407,000, 32,825,000 and
32,162,000 shares, respectively	(1,462.3)	(859.4)	(834.8)
Unearned deferred compensation	(0.8)	—	—
Accumulated other comprehensive income (loss)	0.9	(0.3)	(0.5)

Total stockholders' equity	501.5	922.1	813.5

Total liabilities and stockholders' equity	$2,309.3	$2,516.7	$2,340.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2005	2004
Cash flows from operating activities:
Net income	$215.8	$206.3
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	91.6	73.3
Provision for credit losses and bad debts	0.3	(0.2)
Other items	3.0	11.5
Changes in operating assets and liabilities:
Accounts and notes receivable	13.2	24.7
Inventories	(158.8)	(265.5)
Other current assets	(8.0)	(9.7)
Accounts payable, accrued expenses and income taxes payable	(134.3)	43.6

Net cash provided by operating activities	22.8	84.0

Cash flows from investing activities:
Additions to property, plant and equipment	(124.5)	(164.1)
Proceeds from sale of property, plant and equipment	2.8	2.4
Other investing activities	(9.9)	(11.4)

Net cash used in investing activities	(131.6)	(173.1)

Cash flows from financing activities:
Purchases of treasury stock	(647.9)	(206.3)
Sale of treasury stock to employee benefit plans	22.9	27.3
Proceeds from exercise of stock options	17.0	41.7
Changes in short-term borrowings, net	326.4	16.1
Repayments of long-term borrowings	(0.1)	(39.6)

Net cash used in financing activities	(281.7)	(160.8)

Net decrease in cash and cash equivalents	(390.5)	(249.9)
Cash and cash equivalents, beginning of period	437.9	634.7

Cash and cash equivalents, end of period	$47.4	$384.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF FINANCIAL STATEMENTS
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted ’accounting principles for complete financial statements. In managements opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the nine months ended September 30, 2005 and 2004, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$108.5	$69.7	$215.8	$206.3
Stock-based employee compensation expense
included in reported net income, net of related tax
effects	1.5	3.2	4.7	9.3
Total stock-based employee compensation expense
determined under fair value method for all awards,
net of related tax effects	(4.2)	(8.6)	(14.2)	(27.3)

Pro forma net income	$105.8	$64.3	$206.3	$188.3

Net income per share:
Basic - as reported	$0.76	$0.44	$1.42	$1.28
Basic - pro forma	$0.74	$0.40	$1.35	$1.17
Diluted - as reported	$0.75	$0.43	$1.41	$1.26
Diluted - pro forma	$0.74	$0.40	$1.35	$1.15

The pro forma amounts in the preceding table were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life in years	4	6	4	6
Expected volatility	33.7%	47.7%	38.5%	48.0%
Annual dividend paid per share	$ 0.25	$ 0.25	$ 0.25	$ 0.25
Risk free interest rate	3.9%	3.9%	3.8%	3.3%
Fair value of options granted during year	$ 7.00	$13.06	$ 9.48	$16.28

We will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, effective January 1, 2006, and will modify our accounting for stock options and other equity awards accordingly. See “Recently Issued Accounting Pronouncements” in Note 8.

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(In millions, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$108.5	143.4	$0.76	$69.7	160.0	$0.44

Effect of dilutive securities:
Assumed exercise of stock options		0.5			1.0

Diluted EPS
Net income plus assumed conversions	$108.5	143.9	$0.75	$69.7	161.0	$0.43

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(In millions, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$215.8	152.5	$1.42	$206.3	161.6	$1.28

Effect of dilutive securities:
Assumed exercise of stock options		0.7			1.5

Diluted EPS
Net income plus assumed conversions	$215.8	153.2	$1.41	$206.3	163.1	$1.26

Options to purchase 17.2 million and 16.0 million shares of common stock for the quarter and nine month periods ended September 30, 2005, respectively, as compared to options to purchase 15.9 million and 11.1 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported.

NOTE 4 – CAPITAL STRUCTURE
On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under an overnight share repurchase program (“OSR”). The initial share price was $25.01, resulting in our payment of $500.2 million which excluded the purchase price adjustment and the cost of the cap described below. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market. We intend to repay a portion of the commercial paper with the proceeds from a sale-leaseback of our corporate campus as described below.

The OSR transaction allowed us to purchase the shares immediately from the financial institution and provides for the financial institution to subsequently repurchase the equivalent number of shares in the open market. A purchase price adjustment based on the average price of the shares purchased by the financial institution will be made between the parties at the end of the purchase period. If applicable, the price adjustment payment will be settled, at our election, in our common stock or cash. Any obligation that we may incur under this price adjustment is subject to a cap that effectively limits our exposure should the price of our common stock rise above the cap price during the financial institution’s purchase period. The amount of this cap is $31.93 per share. This cap applies to 15 million of the 20 million shares repurchased.

During the third quarter we began the process of the sale-leaseback of our corporate headquarters building, which we expect to complete during the fourth quarter of 2005. This transaction will allow us to repay approximately $220 million of short-term borrowings in the commercial paper market issued in conjunction with the OSR. We anticipate entering into a long-term operating lease of approximately 20 years with the purchaser of the building.

On August 5, 2005, we added a $175 million short-term credit facility maturing on December 31, 2005, and a $175 million 364-day revolving credit facility maturing in July 2006. The terms of these credit facilities are substantially similar to our prior credit facilities. These new credit facilities support our commercial paper program and, when added to the two existing commercial paper backup credit facilities, give RadioShack $950 million in commercial paper availability.

NOTE 5 – COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2005 and 2004, was $109.0 million and $69.6 million, respectively, and comprehensive income for the nine months ended September 30, 2005 and 2004, was $217.0 million and $206.1 million, respectively. The only other components of comprehensive income in 2005, aside from net income for the periods reported, were an unrealized gain on securities and foreign currency translation adjustments. The only other components of comprehensive income during 2004, aside from net income, were foreign currency translation adjustments and the gain/loss on interest rate swaps used as cash flow hedges.

NOTE 6 – LITIGATION
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We believe we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal or state law, as applicable. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the quarter and the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity.

On September 9, 2005, the judge in the Perez case granted, in part, the plaintiffs’ motion for partial summary judgment. This interlocutory ruling held that any Perez class member not supervising at least 80 hours of weekly payroll at least 80% of the time could not be deemed exempt from overtime pay. We respectfully disagree with the ruling and will continue to defend our position. Although the plaintiffs’ counsel in Perez has publicly stated that they believe our alleged liability, as a result of the judge’s September 9th ruling, may be in excess of $10 to $15 million, we strongly disagree with this assessment. Based on our current analysis, we believe that our alleged liability upon the final disposition of this ruling will be substantially less, if any at all. We anticipate that the trial of all remaining issues in the Perez case will begin in February 2006, and we believe it is likely we will prevail on all of the remaining issues at trial.

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

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA, Inc. in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments with no projected sublease income as of September 30, 2005, is approximately $128 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.“ SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We are in the process of evaluating whether FIN No. 47 will result in the recognition of asset retirement obligations.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact our financial condition or results of operations during the quarter ended September 30, 2005.

In the fourth quarter of 2004, we adopted the provisions of FASB Staff Position (“FSP”) SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”) provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividends received, which reduces the effective federal income tax rate on such earnings from 35% to 5.25%. According to FSP SFAS No. 109-2, we are allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on our plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2005, we are still in the process of developing a complete analysis of the costs and benefits of repatriation under the Act. However, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings during 2005. As we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a total tax benefit during 2005 of between $2.9 million and $12.3 million related to the repatriation.

NOTE 9 – DIVIDENDS DECLARED
On September 29, 2005, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend will be paid on December 19, 2005, to stockholders of record on December 1, 2005.

NOTE 10 – INCOME TAXES
During the third quarter of 2005, we recognized a non-cash income tax benefit of $56.5 million resulting from the release of a tax contingency reserve. This reserve related to losses sustained in connection with our European operations which were fully dissolved by 1995. The release of the reserve occurred in the third quarter, because the statute of limitations governing these issues expired on September 30, 2005. The recognition of this tax benefit resulted in an overall tax benefit of $30.1 million for the quarter ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW
RadioShack is primarily a retailer of consumer electronic products and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors. We believe this strategy provides us with the opportunity over time to increase our market share in the highly competitive consumer electronics area. Furthermore, we believe that by focusing on opportunities such as innovative distribution channels, new markets and unique products, we can ultimately generate increased financial returns for our shareholders over the long term.

We have identified two key opportunities to drive company growth which are in alignment with our overall strategy described above. We are focusing on the growth of our business related to our company-operated stores, dealers and our redeployed Web site www.radioshack.com, as well as businesses we consider to be close to our core strengths, including our kiosk operations, international operations and consumer electronics repairs.

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

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable company store sales include the sales of any domestic retail location where we have a physical presence, including company-operated stores and kiosks, that has more than 12 full months of recorded sales. Average tickets per store, in conjunction with average sales per ticket, provides us with an indication of whether the changes in revenues were generated by a higher or lower volume of sales or by sales of products with higher or lower prices.

The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended September 30,
	2005	2004	2003
Net sales and operating revenue growth	8.5%	3.6%	1.6%
Comparable store sales growth	1%	5%	3%

Ticket Analysis

The table below summarizes our average ticket analysis for company-operated RadioShack stores for the periods indicated:

	Three Months Ended September 30,
	2005	2004	2003
Company-operated RadioShack stores
Average tickets per store per day:	64	64	67
Average sales per ticket:	$33.86	$33.36	$29.44

Gross Margin Metrics

We view our gross margin as a key metric of our financial performance, as it indicates the extent to which we are able to manage our product costs and optimize product mix.

The table below summarizes gross margin for the periods indicated:

	Three Months Ended September 30,
	2005	2004	2003
Gross margin	47.6%	50.5%	50.1%

Inventory Metrics

We review inventory turnover and cash conversion cycle to determine the productivity of our inventory purchases.

The table below summarizes inventory metrics for the periods indicated:

	At September 30,
	2005	2004	2003
Inventory turnover (times per year)	2.5	2.7	2.6
Cash conversion cycle (days)	108	92	105

SG&A Expense and Operating Margin Metrics

We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the periods indicated:

	Three Months Ended September 30,
	2005	2004	2003
SG&A expense as a percentage of sales	37.5%	37.7%	39.3%
Operating margin	7.4%	10.6%	8.3%

Labor Productivity Metrics

We review company-operated RadioShack store sales per labor hour, which provides us with information regarding our in-store labor productivity with respect to sales.

The table below summarizes company-operated RadioShack store sales per labor hour:

	Three Months Ended September 30,
	2005	2004	2003
Company-operated RadioShack store sales per labor hour	$83.87	$86.27	$79.32

In conjunction with our goals to improve our customers’ experiences, as well as overall in-store productivity, we have implemented operating procedures in all of our company-operated RadioShack stores. We recently completed this implementation and are now monitoring these procedures in all company-operated RadioShack stores; at December 31, 2004, less than 100 stores utilized these procedures.

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RADIOSHACK RETAIL OUTLETS

The table below shows our retail locations allocated among company-operated stores, kiosks and dealer outlets. While the dealer outlets represented approximately 23% of RadioShack’s total retail locations at September 30, 2005, our product sales to dealers are less than 10% of our total net sales and operating revenues (see “Results of Operations” below).

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Company-operated stores (1)	4,990	5,009	5,030	5,046	5,063
Kiosks (2)	743	651	579	599	11
Dealer outlets (3)	1,728	1,735	1,757	1,788	1,811

Total number of retail locations	7,461	7,395	7,366	7,433	6,885

(1)	During the past four quarters, the number of company-operated stores decreased by 73, net of new store openings and relocations. This trend is due to our decision not to renew locations that fail to meet our financial return goals. We anticipate that the number of company-operated stores will decline in 2005 by approximately 50 stores, net of store openings.

(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first quarter of 2005 that were previously operated by us. We have also been given notice that they will assume operation in the fourth quarter of 2005 of 21 additional kiosk locations. We expect the number of Sprint kiosks to increase by more than 150 during 2005.

(3)	During the past four quarters, the number of our dealer outlets decreased by 83, net of new outlet openings or conversion to company-operated stores. This trend is due to the closure of smaller outlets. We anticipate that the number of dealer outlets in 2005 will decrease approximately 5% from the number at December 31, 2004.

RESULTS OF OPERATIONS

In the paragraphs below, we comment on the outlook for portions of our business where we believe our outlook is reasonably clear and the information is likely to be useful to investors.

Net sales and operating revenues by channel of distribution are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Company-operated store sales	$1,038.9	$1,030.2	$3,024.0	$3,046.3
Kiosk sales	71.8	1.4	169.1	4.0
Dealer and other sales	84.0	69.9	216.7	197.6

Net sales and operating revenues	$1,194.7	$1,101.5	$3,409.8	$3,247.9

Dealer and other sales includes our sales to independent dealers, operating revenues generated from our www.radioshack.com Web site, outbound and inbound call centers, and our retail support operations. Revenue from our retail support operations includes revenue generated primarily from outside sales by our repair centers and domestic and overseas manufacturing facilities.

Net Sales and Operating Revenues

Sales increased 8% to $1,194.7 million for the quarter ended September 30, 2005, compared to $1,101.5 million in the corresponding prior year period. For the nine months ended September 30, 2005, our overall sales increased 5% to $3,409.8 million, compared to $3,247.9 million for the same period in 2004. Comparable store sales increased 1% for the quarter and remained flat for the nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. We expect an overall sales gain for 2005.

Kiosk sales were up $70.4 million and $165.1 million for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. These increases were the result of an increased number of kiosk locations when compared to the prior year.

Dealer and other sales were up $14.1 million and $19.1 million for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. We anticipate these sales will increase for 2005, primarily as a result of sales increases associated with the redeployment of our e-commerce business, which occurred in October 2005 and, to a lesser extent, increased revenue from our repair centers.

Sales in our wireless platform (includes predominantly wireless handsets and the related residual revenue, as well as communication devices such as scanners and two-way radios) increased approximately 15% and 7% for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. These sales increases were due to an increase in wireless handset unit sales and an increase in the number of channels through which these handsets were sold. Increased sales of prepaid wireless handsets also led to higher sales in this platform. We anticipate sales in the wireless platform will increase for 2005, primarily as a result of an increase in the number of kiosks over 2004.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products, and computers, as well as the iGo line of accessories) increased approximately 1% and 2% for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. The increases in this platform resulted primarily from higher sales of iGo power, MP3 accessories and media storage, which were partially offset by a decline in home entertainment and wireless accessory sales.

Sales in our modern home platform (includes residential telephones, all home entertainment end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased approximately 2% and 4% for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. These decreases were primarily due to sales decreases in cordless telephones, DTH satellite systems and desktop computers, which were partially offset by increased home network and surveillance product sales.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, MP3 players and satellite radios) increased approximately 18% and 15% for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. These sales increases were driven primarily by increased sales of MP3 players, satellite radios, and digital imaging products.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased approximately 1% for the quarter and remained flat for the nine months ended September 30, 2005, when compared to the corresponding prior year periods. An increase in general purpose battery sales for the first nine months of 2005 was substantially offset by a decrease in battery charger and special purpose battery sales.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and warranty service plans) increased approximately 36% and 20% for the quarter and nine months ended September 30, 2005, respectively, when compared to the corresponding prior year periods. These increases were primarily due to an increase in sales of prepaid wireless airtime.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools) were flat for the quarter ended September 30, 2005, and increased approximately 1% for the nine months ended September 30, 2005, when compared to the corresponding prior year periods. The increased sales for the first nine months of 2005 were driven primarily by higher sales of tools.

Gross Profit

For the quarter ended September 30, 2005, gross profit dollars increased $11.3 million; however, the gross margin rate declined 290 basis points to 47.6% from 50.5% in the corresponding 2004 period. For the nine months ended September 30, 2005, gross profit dollars increased $39.1 million; however, the gross margin rate declined 130 basis points to 49.5% from 50.8% in the corresponding 2004 period. These decreases in gross margin rate from the prior periods were primarily due to the following factors.

We improved the quality of our inventory by aggressively marking down end-of-life inventory in a significant clearance event that began in September 2005. A mix change toward our lower gross margin sales channels, such as our kiosks and dealers, also contributed to the overall decrease in our gross margin rate. Additionally, our merchandise mix among platforms shifted due to significant growth of MP3 players and digital imaging products, as well as prepaid airtime refills, within the lower gross margin personal electronics platform and the service platform, respectively.

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

Selling, General and Administrative Expense

Our selling, general and administrative (“SG&A”) expense increased 7.8% or $32.3 million for the quarter and increased 8.1% or $99.1 million for the nine months ended September 30, 2005, when compared to the corresponding prior year periods. These changes represent a 20 basis point decrease to 37.5% from 37.7% of net sales and operating revenues for the quarter and a 110 basis point increase to 39.0% from 37.9% of net sales and operating revenues for the nine months ended September 30, 2005, when compared to the corresponding prior year periods. The dollar increases primarily resulted from the expansion of our kiosk operations.

Payroll and commissions expense increased in both dollars and as a percent of net sales and operating revenues for both the quarter and nine months ended September 30, 2005. Rent expense increased in both dollars and as a percent of net sales and operating revenues for both the quarter and nine months ended September 30, 2005. The increases in both payroll and rent expense were driven by the considerable growth in the number of kiosk locations. Professional fees increased in both dollars and as a percent of net sales and operating revenues for both the quarter and nine months ended September 30, 2005. These increases were primarily the result of internal initiatives, including operating procedure measurement and the redeployment of our e-commerce business. In addition, professional fees were impacted by class action and other litigation costs.

For 2005, on a full-year basis, we expect SG&A expense to increase in dollars over 2004 based on an anticipated fourth quarter sales gain and the continued expansion of our kiosk and international operations.

Depreciation and Amortization

During the quarter and nine months ended September 30, 2005, depreciation and amortization expense increased $7.3 million and $18.3 million from the corresponding prior year periods. These increases were primarily the result of depreciation for our new corporate campus, information systems enhancements, and the amortization of our intangible assets related to the acquisition of our wireless retail kiosk business in 2004.

Net Interest Expense

Interest expense, net of interest income, for the quarter and nine months ended September 30, 2005, was $10.5 million and $25.6 million, respectively, versus $4.8 million and $15.1 million for the comparable prior year periods.

Interest expense increased $5.2 million and $9.4 million for the quarter and nine months ended September 30, 2005, respectively. The increase in interest expense was primarily due to the elimination of interest expense capitalization related to the construction of our corporate headquarters, which is now complete. Additionally, our net short-term borrowing position and rising short-term interest rates contributed to this increase.

Interest income decreased $0.5 million and $1.1 million for the quarter and nine months ended September 30, 2005, respectively, when compared to the prior year periods. These decreases primarily relate to lower investment balances, despite the continued increases in market interest rates.

Interest expense, net of interest income, is expected to increase in 2005, when compared to 2004, primarily due to the elimination of $6.6 million capitalized interest expense present in 2004 as noted above.

Other Income

During the first quarter of 2005, we sold all rights, title and interest to the “Tandy” name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income.

During the quarters ended September 30, 2005, and 2004, we received no payments and recorded no income under our tax sharing agreement with O’Sullivan Industries Holdings, Inc. (“O’Sullivan”). However, during the nine months ended September 30, 2004, we received payments and recorded income of $2.0 million under this agreement. During 2005 we received no payments from O’Sullivan. Future payments under the tax sharing agreement will vary based on the level of O’Sullivan’s future earnings and are also dependent on O’Sullivan’s overall financial condition and ability to pay. O’Sullivan filed a voluntary petition for Chapter 11 bankruptcy protection on October 14, 2005, with the U.S. Bankruptcy Court for the Northern District of Georgia in Atlanta, which could have an adverse effect on our right to receive future payments under the tax sharing agreement. We cannot give any assurances as to the amount or frequency of payment, if any, that we may receive from O’Sullivan in future periods.

Provision for Income Taxes

The provision for income taxes for each quarterly period is based on our current estimate of the annual effective tax rate. Our effective tax rate was a negative 38.4% for the quarter and positive a 14.4% for the nine months ended September 30, 2005, respectively, compared to 38.0% for each of the corresponding prior year periods. The decreases in 2005 were due to a favorable non-cash income tax benefit of $56.5 million relating to the release of a tax contingency reserve. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter, because the statute of limitations governing these issues expired on September 30, 2005.

The American Jobs Creation Act of 2004 ("the Act") provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividends received, which reduces the effective federal income tax rate on these earnings from 35% to 5.25%. We are in the process of developing a complete analysis of the costs and benefits of repatriation under the Act. However, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings during 2005. As we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a total tax benefit during 2005 of between $2.9 million and $12.3 million related to the repatriation.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. We plan to utilize the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. We are in the process of evaluating whether FIN No. 47 will result in the recognition of asset retirement obligations.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact our financial condition or results of operations during the quarter ended September 30, 2005.

In the fourth quarter of 2004, we adopted the provisions of FASB Staff Position (“FSP”) SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004, and provides a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividends received, which reduces the effective federal income tax rate on such earnings from 35% to 5.25%. According to FSP SFAS No. 109-2, we are allowed time beyond the financial reporting period of enactment to evaluate the effects of the Act on our plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2005, we are still in the process of developing a complete analysis of the costs and benefits of repatriation under the Act. However, based upon our initial and ongoing analysis, we expect to repatriate approximately $48 million of foreign earnings during 2005. As we do not have any amounts reflected in our financial statements as earnings permanently reinvested outside the United States, we anticipate a total tax benefit during 2005 of between $2.9 million and $12.3 million related to the repatriation.

FINANCIAL CONDITION

Cash Flow — Operating Activities

Cash provided by operating activities was $22.8 million for the nine month period ended September 30, 2005, compared to $84.0 million in the prior year comparable period.

Accounts receivable declined $13.2 million from December 31, 2004, to September 30, 2005, compared to a $24.7 million decrease for the nine months ended September 30, 2004. The decrease for the first nine months of both 2005 and 2004 occurred primarily due to typical reductions in service provider receivables, which have a seasonal buildup in the fourth quarter of each preceding year. Service provider receivables were substantially higher at December 31, 2004, when compared to December 31, 2003, due primarily to the ramp-up of our kiosk operations in 2004. The smaller decline in 2005 is primarily the result of additional receivables generated from our kiosk operations and a restructuring of the commission arrangement with Sprint.

Inventories increased $158.8 million for the nine months ended September 30, 2005, compared to an increase of $265.5 million for the corresponding prior year period. The increase in our inventory primarily resulted from lower sales in certain product categories, an increase in the number of kiosk locations over the prior year, a change in the economic model with Sprint, which increased our inventory value, and the product expansion of higher ticket items.

In addition, during the nine months ended September 30, 2005, accounts payable, accrued expenses, and income taxes payable collectively decreased $134.3 million stemming from decreases in accrued liabilities and income taxes payable since December 31, 2004.

Cash Flow — Investing Activities

Cash used in investing activities for the nine months ended September 30, 2005, was $131.6 million, compared to $173.1 million in the previous year. Investing activities for the nine months ended September 30, 2005, included capital expenditures totaling $124.5 million, compared to $164.1 million in 2004, primarily for information systems enhancements, as well as store refurbishments and relocations, in 2005. Capital expenditures in 2004 included expenditures for our new corporate campus. We anticipate that our capital expenditure requirements for 2005 will be less than $190 million, primarily for store refurbishments and relocations and for updated information systems. These anticipated expenditures also include our planned opening of a corporate office and several retail locations in Canada by year end, as we reestablish our operations there. We plan to finance these requirements through cash from operations and, if needed, short-term debt. We do not currently expect the changes in our wireless carriers described below in “Wireless Relationships” to materially impact our anticipated capital expenditures for the remainder of 2005.

During the third quarter we began the process of the sale-leaseback of our corporate headquarters building, which we expect to complete during the fourth quarter of 2005. This transaction will allow us to repay approximately $220 million of short-term borrowings in the commercial paper market. We anticipate that we will enter into a long-term operating lease of approximately 20 years with the purchaser of the building.

Cash Flow — Financing Activities

Cash used in financing activities for the nine months ended September 30, 2005, was $281.7 million, compared to $160.8 million in the previous year. We repurchased $647.9 million of common stock during the nine months ended September 30, 2005, compared to $206.3 million during the same period of 2004, for our employee benefit plans and under our board approved repurchase programs. The increase in repurchased common stock was the result of the overnight share repurchase program (“OSR”), which is described in more detail below. These repurchases were partially funded by $39.9 million and $69.0 million received, respectively, from the sale of treasury stock to our employee benefit plans and from stock option exercises during the same corresponding periods. Short-term debt provided $326.4 million of cash for the nine months ended September 30, 2005.

On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under an OSR. The initial share price was $25.01, resulting in our payment of $500.2 million which excluded the purchase price adjustment and the cost of the cap described below. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market. We intend to repay a portion of the commercial paper with the proceeds of a sale-leaseback of our corporate campus as described above.

The OSR transaction allowed us to purchase the shares immediately from the financial institution and provides for the financial institution to subsequently repurchase the equivalent number of shares in the open market. A purchase price adjustment based on the average price of the shares purchased by the financial institution will be made between both parties at the end of the purchase period. The price adjustment payment will be settled, at our election, in our common stock or cash. Our obligation under this price adjustment is subject to a cap that effectively limits our exposure should the price of our common stock rise above the cap price during the financial institution’s purchase period. The amount of this cap is $31.93 per share. This cap will be applied to 15 million of the 20 million shares repurchased.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	September 30,				December 31,
	2005		2004		2004
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$381.7	27.6%	$85.3	6.0%	$55.6	3.7%
Long-term debt	501.6	36.2%	508.9	36.2%	506.9	34.2%

Total debt	$883.3	63.8%	$594.2	42.2%	$562.5	37.9%
Stockholders’ equity	501.5	36.2%	813.5	57.8%	922.1	62.1%

Total capitalization	$1,384.8	100.0%	$1,407.7	100.0%	$1,484.6	100.0%

Our debt to total capitalization ratio increase at September 30, 2005, compared to both December 31, 2004, and September 30, 2004, was the result of an increase in short-term debt and a reduction of equity as a result of the OSR described above.

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

We had $47.4 million in cash and cash equivalents at September 30, 2005. Additionally, borrowings are available under our $950.0 million commercial paper program, which is supported by bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. However, we currently expect that the commercial paper market would be available to us; therefore, we do not expect to utilize our credit facilities.

In August 2005, after reviewing the impact of the capital structure modification described above, S&P, Moody’s and Fitch rating agencies reaffirmed our existing short-term credit ratings of A-2, P-2 and F2, respectively, and changed our long-term ratings to BBB+ with a stable outlook, Baa1 with a negative outlook, and BBB+ with a negative outlook, respectively. On November 4, 2005, Fitch announced that, in connection with its quarterly review of our company, it was changing our long-term rating to BBB with a stable outlook. Fitch affirmed our short-term rating of F2.

On September 29, 2005, our Board of Directors declared an annual dividend of $0.25 per common share. The dividend will be paid on December 19, 2005, to stockholders of record on December 1, 2005. The dividend payment of approximately $33.7 million in the fourth quarter will be funded with cash from operations and short-term borrowings as needed.

Share Repurchases

In February 2003, our Board of Directors authorized a repurchase program for 15.0 million shares. The 15.0 million share repurchase program had no expiration date and allowed shares to be repurchased in the open market. This repurchase program was completed during April 2005. On February 25, 2005, our Board of Directors approved a new share repurchase program. This new program allows management to repurchase up to $250 million of our common stock in open market purchases and has no expiration date. At September 30, 2005, $209.9 million of our shares were available for repurchases under this program.

As discussed above in “Cash Flow – Financing Activities,” on August 5, 2005, we purchased 20 million shares of our common stock from a financial institution under the OSR. We have suspended purchases under the $250 million share repurchase program during the period the financial institution is purchasing shares pursuant to the OSR. To fulfill its obligations under the OSR transaction, as of September 30, 2005, the financial institution had purchased 7.9 million shares in the open market at an average price of $25.22 per share. Upon completion of the financial institution’s purchases under the OSR, we will review our share repurchase program to determine if additional share repurchases will be executed under the $250 million program described above. The timing and terms of these transactions, if any, depend on market conditions, our liquidity and other considerations.

Free Cash Flow

Our free cash flow, defined as cash flow from operating activities less dividends paid and capital expenditures for property, plant and equipment, was a cash usage of $101.7 million for the nine months ended September 30, 2005, compared to a cash usage of $80.1 million during the corresponding prior year period. This decrease in free cash flow primarily resulted from lower operating cash flows which was partially offset by a decrease in capital expenditures, compared to the corresponding prior year period. We anticipate our free cash flow to be approximately $80 million to $100 million for 2005.

We believe free cash flow provides useful information to investors regarding our financial condition and operating results because it is an appropriate indication of our ability to fund share repurchases, repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles (“GAAP”) is cash flow from operating activities, which was cash provided of $22.8 million for the nine months ended September 30, 2005, compared to $84.0 million of cash provided for the nine months ended September 30, 2004. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow.

	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2005	2004	2004
Net cash provided by operating
activities	$22.8	$84.0	$ 352.5
Less:
Additions to property, plant and equipment	124.5	164.1	229.4
Dividends paid	—	—	39.7

Free cash flow	$(101.7)	$(80.1)	$ 83.4

Wireless Relationships:

On July 29, 2005, we signed a 10-year agreement with Cingular Wireless, a national wireless provider. Under the terms of this agreement, we will begin offering their GSM wireless service in January 2006. This agreement provides that we will receive compensation in the form of unit activation commissions and residuals. Additionally, we will receive marketing and employee incentive funds based upon our number of activations.

As a result of our entering into this agreement, we provided Verizon Wireless with a notice of our intention to discontinue our existing relationship with them at the end of 2005. Consequently, we will not sell Verizon Wireless’ products and services beyond the end of 2005.

In July 2005, we also amended our existing Sprint PCS relationship by extending our agreement to 2016.

We currently anticipate that our new agreement with Cingular, as well as our amended relationship with Sprint, will provide us with higher wireless profits in our company operated RadioShack stores when compared to our previous arrangements with Sprint and Verizon, despite our loss of residual income relating to Verizon Wireless handsets purchased in our stores in prior years. These additional profits are anticipated to be generated from four primary sources: improved activation commissions and handset margins; residual income from Cingular; more favorable activation to upgrade mix with Cingular; and a modest increase in the number of handsets projected to be sold.

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

General Business Factors

•	Changes in national or regional U.S. economic conditions, including, but not limited to, recessionary or inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, continued rise of energy prices, job security and unemployment, and overall consumer confidence;
•	changes in the amount and degree of promotional intensity or merchandising strategy exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution, such as e-commerce, telephone shopping services and mail order;
•	any potential tariffs imposed on products that we import from China, as well as the potential strengthening of China’s currency against the U.S. dollar;
•	the occurrence of severe weather events or natural disasters which could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season;
•	continuing threat of terrorist activities in the U.S., as well as the international war on terror;
•	the disruption of international, national or regional transportation systems; and
•	the lack of availability or access to sources of inventory.

RadioShack Specific Factors

•	Our inability to successfully transition the changes in our wireless carriers, as well as unexpected costs associated with these changes;
•	the inability to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants;
•	the failure to differentiate ourselves as an electronics specialty retailer in the U.S. marketplace;
•	the failure to maintain or increase the level of sales in both our wireless and non-wireless platforms;
•	the inability to create, maintain or renew profitable contracts or execute business plans with providers of third-party branded products;
•	the inability to effectively manage our inventory levels in a rapidly changing marketplace;
•	any reductions or changes in the growth rate of the wireless industry and changes in the wireless communications industry dynamics, including the effects of industry consolidation, and the introduction and adoption rate of new wireless handset technologies;
•	our inability to improve the customer experience in our core channels, to rationalize and improve our infrastructure, to leverage our assets to create new streams of revenue and profit, and to attract, retain, develop and reward great people;
•	our inability to successfully re-deploy our RadioShack.com e-commerce site;
•	our inability to increase our cash flow levels;
•	changes in the financial markets or in our results of operations that would reduce or eliminate our access to longer term capital or short-term credit availability, particularly in light of our capital structure modification;
•	the presence or absence of new services or products and product features in the merchandise categories we sell and unexpected changes in our actual merchandise sales mix;
•	the inability to attract, retain and grow an effective management team in a dynamic environment or changes in the cost or availability of a suitable workforce to manage and support our operating strategies;
•	the inability to optimize and execute our strategic plans, including our retail services operations and other sales channels;
•	the existence of contingent lease obligations related to our discontinued retail operations arising from an assignee’s or a sub-lessee’s failure to fulfill its lease commitments, or from our inability to identify suitable sub-lessees for vacant facilities;
•	the imposition of new restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us;
•	the inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products; and
•	the inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk principally from fluctuations in interest rates which could affect our cash flows and consolidated financial statements. We manage our exposure to interest rate risk, which results from changes in short-term interest rates, by managing our portfolio of fixed rate debt and, when we consider it appropriate, through the use of interest rate swaps to convert a portion of our long-term debt from fixed to variable rates to reduce our overall borrowing costs. At September 30, 2005, we did not have any derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, other than the interest rate swaps noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. We do not use derivatives for speculative purposes. We may continue to utilize interest rate swaps in the future as market conditions permit.

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

Changes in Internal Controls

We upgraded our general ledger accounting system during the third quarter of 2005. We follow an information systems implementation process that requires significant pre-implementation planning, design and testing, as well as post-implementation monitoring. Based on these processes and our observations, we believe that the implementation of this system did not have a material effect on our internal control over financial reporting for the third quarter, and that it is not reasonably likely to materially affect our internal control over financial reporting for future quarters. Except as discussed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We believe we have meritorious defenses, and we are vigorously defending these cases. Furthermore, we fully expect these cases to be favorably determined as a matter of federal or state law, as applicable. If, however, an adverse resolution of any of these lawsuits occurs, we believe they could have a material adverse effect on our results of operations for the quarter and the year in which resolution occurs. However, we do not believe that such an adverse resolution would have a material impact on our financial condition or liquidity.

On September 9, 2005, the judge in the Perez case granted, in part, the plaintiffs’ motion for partial summary judgment. This interlocutory ruling held that any Perez class member not supervising at least 80 hours of weekly payroll at least 80% of the time could not be deemed exempt from overtime pay. We respectfully disagree with the ruling and will continue to defend our position. Although the plaintiffs’ counsel in Perez has publicly stated that they believe our alleged liability, as a result of the judge’s September 9th ruling, may be in excess of $10 to $15 million, we strongly disagree with this assessment. Based on our current analysis, we believe that our alleged liability upon the final disposition of this ruling will be substantially less, if any at all. We anticipate that the trial of all remaining issues in the Perez case will begin in February 2006, and we believe it is likely that we will prevail on all of the remaining issues at trial.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2005	—	$ —	—	$209,909,275
August 1 - 31, 2005	20,000,000	$25.01	20,000,000	$209,909,275
September 1 - 30, 2005	—	$ —	—	$209,909,275

Total	20,000,000	$25.01	20,000,000

(1)The total number of shares purchased includes all repurchases made during the periods indicated. In July, August and September of 2005, no shares were repurchased other than through a publicly announced plan or program in open-market transactions.

(2)These publicly announced plans or programs consist of (i) RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date; and (ii) RadioShack’s 20 million share OSR program that occurred on August 5, 2005, which was announced on August 8, 2005. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which the financial institution is purchasing shares pursuant to the OSR described in “Cash Flow – Financing Activities” of MD&A. To fulfill its obligations under the OSR transaction, as of September 30, 2005, the financial institution had purchased 7.9 million shares in the open market at an average price of $25.22 per share.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadioShack Corporation (Registrant)

Date: November 4, 2005	By /s/ David P. Johnson ---------------------------------------------------------- David P. Johnson Senior Vice President-Chief Accounting Officer and Corporate Controller (Authorized Officer)

Date: November 4, 2005	/s/ David G. Barnes ---------------------------------------------------------- David G. Barnes Senior Vice President- Chief Financial Officer (Principal Financial Officer)

RADIOSHACK CORPORATION
INDEX TO EXHIBITS

Exhibit
Number        Description

3a	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000).

3a(i)	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999).

3b	RadioShack Corporation Bylaws, amended and restated as of September 29, 2005 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 30, 2005, and incorporated herein by reference).

10(a)	Overnight Share Repurchase Agreement, dated August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10(b)	Credit Agreement, dated as of August 5, 2005, among RadioShack Corporation, the Initial Lenders named therein, Bank of America, N.A., as Administrative Agent, and Wells Fargo, National Association, as Syndication Agent (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Acting Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

*	Filed with this report
**	These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

Return to Table of Contents                                                                                                       Exhibit 31(a)

CERTIFICATIONS

I, David J. Edmondson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 4, 2005	By /s/ David J. Edmondson ------------------------------------------------------------ David J. Edmondson Chief Executive Officer

Return to Table of Contents                                                                                                       Exhibit 31(b)

CERTIFICATIONS

I, David G. Barnes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 4, 2005	By /s/ David G. Barnes ----------------------------------------------------------- David G. Barnes Chief Financial Officer

Return to Table of Contents                                                                                                       Exhibit 32

SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, David J. Edmondson, Chief Executive Officer of the Company, and David G. Barnes, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ David J. Edmondson David J. Edmondson Chief Executive Officer November 4, 2005 /s/ David G. Barnes David G. Barnes Chief Financial Officer November 4, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.