Form 10-K
period 2005-12-31
RADIOSHACK CORP
filed 2006-03-15
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________________

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-5571
_________________

RADIOSHACK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1047710 (I.R.S. Employer Identification No.)

Mail Stop CF3-201, 300 RadioShack Circle, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

Registrant's telephone number, including area code (817) 415-3011 ________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock, par value $1 per share	Name of each exchange on which registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X Accelerated filer __ Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,564,746,074 based on the closing sale price as reported on the New York Stock Exchange.

As of March 3, 2006, there were 135,231,932 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain and non-RadioShack branded kiosk operations. Our strategy is to dominate cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants. We have adopted a multi-channel, multi-brand and multi-national approach to achieve this strategy. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K.

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2005, we operated 4,972 company-operated stores under the RadioShack brand, located throughout the United States, as well as in Puerto Rico, and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios, memory players and wellness products. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2005, we operated 777 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks we operate in major shopping malls. These locations, which are not RadioShack-branded, offer product lines including wireless handsets and associated accessories, as well as DTH satellite systems. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations which are described in more detail below.

Dealer Outlets: At December 31, 2005, we also had a network of 1,686 RadioShack dealer outlets, including 37 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products available online may be exchanged or returned at neighborhood RadioShack locations.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are also a vendor-authorized service provider for third parties such as Sony, Hewlett-Packard, RCA/Thomson, Kyocera, Nokia, Samsung, ATC Logistics & Electronics and LG Electronics, among others. In addition, we perform repairs for third-party service centers and extended service plan providers. At December 31, 2005, we had seven RadioShack service centers in the U.S. and one in Puerto Rico that repair name-brand and private label products sold through our various sales channels.

International Operations: At December 31, 2005, we had 9 company-operated stores located in major shopping malls and strip centers and 16 dealer outlets in Canada. Additionally, there were 129 RadioShack-branded stores and 38 dealers in Mexico, which are operated by a joint venture of which we are a minority owner with Grupo Gigante, S.A. de C.V.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

RadioShack Global Sourcing (“RSGS”) – RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our branded and non-branded business.

Consumer Electronics Manufacturing – We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 2,400 employees as of December 31, 2005. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of “hard-to-find” parts and accessories for consumer electronics products.

RadioShack Customer Support – Using state-of-the-art telephone systems, Web self-help guides and data networks, RadioShack Customer Support responds to more than 3 million phone calls and e-mails annually. The responses include answers to customers’ unique requests for hard-to-find parts, batteries and accessories; customer service inquiries; and direct sales requests related to our Web site and retail stores.

RadioShack Technology Services (“RSTS”) – Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our company stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

Distribution Centers – At December 31, 2005, we had eight distribution centers that ship over one million cartons each month on average to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers.

SEASONALITY
As with most other retailers, our net sales and operating revenues, operating income and cash flows are proportionally greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Flow and Liquidity” under MD&A. Also, refer to Note 23 in the Notes to Consolidated Financial Statements for our quarterly data, which shows seasonality trends. We expect such seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. RadioShack, RadioShack.com, and “You’ve got questions. We’ve got answers.” are the marks most widely used by us. We believe the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would have a material impact on our business. Our private label manufactured products are sold primarily under the RadioShack trademark. We also own various patents and patent applications relating to electronic products sold by RadioShack.

We do not own any material patents or trademarks associated with our kiosks.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw materials or any single private label product to have a material impact on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint Nextel, Cingular Wireless, Apple Computer, EchoStar Satellite Corporation (DISH Network), Hewlett-Packard Company and Sirius Satellite Radio. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis where demand has exceeded supply.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services that we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, primarily driven by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats. Consumer electronics retailers include both Circuit City and Best Buy. Department and specialty stores, such as Sears and The Home Depot, compete on a more select product category scale. Cingular, Sprint Nextel, and other wireless providers compete directly with us in the wireless telephone category through their own retail and online presence. Mass merchandisers such as Wal-Mart and Target, and other alternative channels of distribution such as mail order and e-commerce retailers, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

Management believes we have three primary factors differentiating us from our competition. First is our extensive physical retail presence with convenient locations throughout the United States. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers’ routine electronics needs and distinct electronics wants, assisting customers with service activation, when applicable, and assisting with the selection of appropriate products and accessories. Third is our ability to accelerate the adoption rate of new technologies.

While we believe we have an effective business strategy, we cannot give assurance that we will continue to compete successfully in the future, given the highly competitive nature of the consumer electronics retail business. Also, in light of the ever-changing nature of the consumer electronics retail industry, we would be adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time. Furthermore, our business would be adversely affected if we failed to offer value-added solutions or if our competition were to enhance their ability to provide these value-added solutions.

EMPLOYEES
As of December 31, 2005, we had approximately 47,000 employees, including temporary seasonal employees. Approximately 9,800 temporary employees, hired for the holiday selling season, remained at year end. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:

SEC Public Reference Room 100 F Street, N.E. Room 1580 Washington, D.C. 20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of any material we have filed with the SEC by mail at prescribed rates from:

Public Reference Section Securities and Exchange Commission 100 F Street, N.E. Washington, D.C. 20549-0213

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our Web site:

http://www.radioshackcorporation.com

ITEM 1A. RISK FACTORS.

The value of an investment in RadioShack involves significant risks and uncertainties. One should carefully consider the following risks and uncertainties described below.

Our turnaround strategy may disrupt our business. In addition, the strategy may not be successful.

In February 2006, we announced a turnaround strategy with four components: store rationalization, inventory rationalization, distribution center consolidation, and expense reduction. See “Turnaround Program Overview” in MD&A below. This turnaround strategy may lead to disruptions in our business, including disruptions from the reduced number of stores, distribution centers and employees, as well as from the rationalization of certain products. These disruptions could adversely affect our business operations and our financial results. While we believe any disruptions would be short-term, we cannot assure that the impact (whether short-term or long-term) from these disruptions would not be material. In addition, if our turnaround strategy is not successful, or if we do not execute the strategy effectively, our business operations and financial results could be adversely affected.

Any reductions or changes in the growth rate of the wireless industry or changes in the dynamics of the wireless communications industry could cause a material adverse effect on our sales and financial results.

Sales of wireless handsets and the related commissions and residual income constitute approximately one-third of our total revenue. Consequently, changes in the wireless industry, such as the ones discussed below, could have a material adverse effect on our results of operations and financial condition.

Lack of growth in the overall wireless industry tends to have a corresponding effect on our wireless sales. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset technologies (such as camera or video phones), the absence of these new technologies, or the lack of consumer interest in adopting these new technologies, could lead to slower growth, or a decline, in overall wireless industry sales, as well as in our sales.

Other changes in the wireless industry that could materially and adversely affect our sales include wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength, particularly competition from wireless carriers’ retail stores, and could, therefore, adversely affect our sales as competitive levels increase.

The recent changes in our wireless carrier relationships may not be successful, which could cause a material adverse effect on our operations and financial results.

In July 2005, we signed a long-term agreement with Cingular Wireless to begin offering their GSM wireless service in our stores in January 2006. As a result of entering into this agreement with Cingular, we discontinued the sale of Verizon Wireless’ products and services at the end of 2005. Also, in July 2005, we amended our existing relationship with Sprint PCS. Sprint subsequently acquired Nextel, and we began offering Nextel products and services in our stores. As a result of these changes, we have experienced temporary interruptions in our business. Additional interruptions could result from changes in selling techniques, marketing approaches, customer base, and product selection. In addition, these changes could impact our financial results due to changes in our compensation model, residual income, commission income, gross margins, and handset sales.

Our inability to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, could adversely affect our financial results.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors beyond our control. These factors, including reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not assess appropriate product life cycles or end-of-life products, leaving us with excess inventory. To reduce these inventory levels, we may be required to lower our prices, adversely impacting our margin levels and our financial results.

Alternatively, we may have inadequate inventory levels for particular items, including popular selling merchandise, due to factors such as unavailability of products from our vendors, import delays, labor unrest, untimely deliveries or the disruption of international, national or regional transportation systems. The occurrence of any of these factors on our inventory supply could adversely impact our financial results.

We may not be able to maintain our historical gross margin levels.

Historically, we have maintained gross margin levels of approximately 50%. We may not be able to maintain these margin levels in the future due to various factors, as well as higher sales of lower margin products such as personal electronics products and third-party branded products. If sales of these lower margin items continue to increase, our overall gross margin levels will be adversely affected.

Changes in the financial markets or in our results of operations could reduce or eliminate our access to longer term capital or short-term credit availability, which could adversely affect our financial condition and liquidity.

Depending on our cash flow levels, we may periodically borrow funds in the short-term commercial paper market to fund, among other things, our inventory purchases and operational expenditures. Adverse changes in the financial markets that restrict the availability of funds for capital markets borrowing, as well as adverse changes in our results of operations and financial condition, could cause the short-term commercial paper market to be unavailable to us. In this event, we would be required to utilize our bank credit facilities.

We may be unable to successfully execute our solutions strategy to dominate cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants.

To achieve our solutions strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of any of the following events could have a material adverse effect on our business:

•	Our inability to improve the customer experience in our core and close-to-core channels; to rationalize and improve our infrastructure; to leverage our assets to create new streams of revenue and profit; and
to attract, retain, develop, mentor and reward great people;

•	Our inability to optimize and execute our strategic plans, including our kiosk operations and other sales channels; and

•	Our inability to successfully identify and analyze emerging growth opportunities in the areas of strategic business alliances, acquisitions, licensing opportunities, new markets, non-store sales channels, and innovative products.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our prospects.

In the retail consumer electronics marketplace, the level of competition is intense. We compete primarily with retail stores and, to a lesser extent, with alternative channels of distribution such as e-commerce, telephone shopping services and mail order. Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers, attracting new customers and maintaining our profit margins. Furthermore, while we recently re-deployed our RadioShack.com e-commerce site, the modifications to this site may not be sufficient to adequately compete with other e-commerce competitors.

In addition, some of our competitors may use strategies such as lower pricing, wider selection of products, larger store size, improved store design, and more efficient sales methods. While we attempt to differentiate ourselves from our competitors by focusing on the electronics specialty retail market, our business model may not allow us to compete successfully against existing and future competitors.

Adverse changes in national or regional U.S. economic conditions could negatively affect our financial results.

Adverse economic changes have a significant negative impact on consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could directly affect our overall sales. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job security and unemployment rates directly impact the volume of customer traffic and level of sales in our locations. Negative trends of any of these economic conditions, whether national or regional in nature, could adversely affect our financial results, including our net sales and profitability.

Our inability to increase or maintain the level of sales in both our wireless and non-wireless platforms could adversely affect our results.

A critical component of our business results is continued increases in our sales levels. Our ability to increase sales in existing stores may also be affected by:

•	Our success in driving customers into our stores,
•	Our ability to maintain fully-staffed stores and trained employees,
•	Our ability to keep stores stocked with the correct merchandise, and
•	Our ability to choose the correct mix of products to sell.

The occurrence of severe weather events or natural disasters could significantly damage or destroy outlets or prohibit consumers from traveling to our retail locations, especially during the peak winter holiday shopping season.

If severe weather, such as a large hurricane, tornado or earthquake, occurs in a particular region and damages or destroys a significant number of our stores in that area, our overall sales would be reduced accordingly. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales would also be adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse impact to our sales could be even greater than at other times during the year because we generate a significant portion of our sales during this period.

Any additional terrorist activities in the U.S., as well as the international war on terror, may adversely affect our sales and our stock price.

An additional terrorist attack or series of attacks on the United States could have a significant adverse impact on the United States’ economy. This downturn in the economy could, in turn, have a material adverse effect on our sales. Furthermore, the threat of terrorist attacks in the United States since September 11, 2001, as well as the ongoing international war on terror, continues to create economic and political uncertainties in the United States. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we currently cannot predict. In addition, these events could cause or contribute to a general decline in equity valuations, which, in turn, could reduce the market value of RadioShack.

If we fail to enter into, maintain and renew profitable relationships with providers of third-party branded products, our sales and gross margins could be adversely affected.

Our large selection of third-party branded products makes up a significant portion of our overall sales. If we are unable to create, maintain or renew our relationships with the suppliers of these products, our sales and our gross margins could be adversely impacted.

Our inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market could impact our ability to increase or maintain our sales. Additionally, the absence of new services or products and product features in the merchandise categories we sell could adversely affect our sales.

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products and technologies. If we fail to identify these new products and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our sales and gross margins could be adversely affected. Furthermore, it is possible that these new products or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also impact our ability to increase or maintain our sales.

The inability to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our operating strategies could cause our operating results to suffer.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill these positions could be in short supply. The inability to recruit and retain such individuals could result in high employee turnover at our stores and in our company overall, which could have a material adverse effect on our business and financial results. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense.

We have contingent lease obligations related to our discontinued retail operations that, if realized, could materially and adversely affect our financial results.

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases, which could have a material adverse affect on our financial results.

Failure to comply with, or the additional implementation of, restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us, could adversely affect our business and our results of operations.

We are subject to various federal, state, and local laws and regulations including, but not limited to, the Fair Labor Standards Act, as amended, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor, the Occupational Safety and Health Administration, and the Environmental Protection Agency. Failure to properly adhere to these and other applicable laws and regulations could result in the imposition of civil and criminal penalties or adverse legal judgments and could adversely affect our business and our results of operations. Similarly, the cost of complying with newly-implemented laws and regulations could adversely affect our business and our results of operations.

Any potential tariffs imposed on products that we import from China, as well as the potential sudden strengthening of China’s currency against the U.S. dollar, could reduce our gross margins and our overall profitability.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) or the continued strengthening of the Chinese currency against the U.S. dollar could increase the cost of items we purchase, which in turn could have a material adverse effect on our gross margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

Page
Property, Plant and Equipment.................. Commitments and Contingent Liabilities.....	56 56

We lease, rather than own, most of our retail and service center facilities. Our stores are located in major shopping malls, stand-alone buildings or shopping centers owned by other entities. We lease two distribution centers in the United States and six administrative offices and one manufacturing plant in the Asia-Pacific region. We own the property on which the other six distribution centers and two manufacturing facilities are located within the United States.

On December 20, 2005, we sold and leased back the buildings and certain of the property at our corporate headquarters located in downtown Fort Worth, Texas. In connection with this transaction, we entered into a 20-year triple-net lease agreement (which requires us to pay all operating expenses), with four five-year options to renew. We have retained ownership of other real estate adjacent to our corporate headquarters.

RETAIL OUTLETS
The table below shows our retail locations at December 31, 2005, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	Average Store Size	At December 31,
	(Sq. Ft.)	2005	2004	2003
RadioShack company-operated stores (1)	2,489	4,972	5,046	5,121
Kiosks (2)	90	777	599	9
Dealer and other outlets (3)	N/A	1,711	1,788	1,921

Total number of retail locations		7,460	7,433	7,051

(1)	In 2004 and 2005, we closed a total of 149 RadioShack company-operated stores, net of new store openings and relocations, due to our decision not to renew leases on locations that fail to meet our financial return goals. It is anticipated that the number of RadioShack company-operated stores will decline by approximately 400 to 700 stores through the first half of 2007, as we implement our turnaround strategy. See “Turnaround Program Overview” included in MD&A below.

(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us. We expect the number of kiosks to increase by approximately 200 during 2006, driven by additional Sprint Nextel kiosk locations.

(3)	In 2004 and 2005, we closed over 200 dealer outlets, net of new outlet openings or conversion to RadioShack company-operated stores. This trend is due to the closure of smaller outlets. Additionally, we had 9 Canadian company-operated stores at December 31, 2005. It is anticipated that the number of dealer and international outlets in 2006 will not change materially from 2005.

Real Estate Owned and Leased

	Approximate Square Footage at December 31,
	2005			2004
(In thousands)	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company-
operated stores	18	12,395	12,413	18	12,744	12,762
Kiosks	–	70	70	–	53	53
Canadian company-
operated stores	–	22	22	–	–	–

Support Operations
Manufacturing	196	208	404	196	208	404
Distribution centers
and office space	2,538	1,984	4,522	3,248	1,648	4,896

	2,752	14,679	17,431	3,462	14,653	18,115

Below is a complete listing at December 31, 2005, of our top 40 dominant marketing areas for RadioShack company-operated stores, kiosks and dealers.

Dominant Marketing Area		Company Stores, Kiosks and Dealers

1	New York City	405
2	Los Angeles	329
3	Chicago	191
4	Philadelphia	187
5	Dallas-Fort Worth	175
6	Washington, DC	146
7	Houston	143
8	Boston	143
9	Atlanta	138
10	San Francisco-Oakland-San Jose	133
11	Denver	117
12	Cleveland	107
13	Seattle-Tacoma	107
14	Phoenix	102
15	Minneapolis-St. Paul	101
16	Detroit	95
17	Tampa-St. Petersburg	94
18	Miami-Ft. Lauderdale	89
19	Pittsburgh	85
20	Orlando-Daytona Beach-Melbourne	84
21	Sacramento-Stockton-Modesto	82
22	St. Louis	81
23	Salt Lake City	71
24	Indianapolis	70
25	Portland, Oregon	69
26	Raleigh-Durham	64
27	Baltimore	62
28	Hartford-New Haven	61
29	Norfolk-Portsmouth-Newport News	61
30	Charlotte	60
31	Cincinnati	59
32	San Antonio	57
33	Nashville	56
34	Kansas City	55
35	San Diego	54
36	Greenville-Spartanburg-Asheville	53
37	Columbus	52
38	Grand Rapids-Kalamazoo-Battle Creek	52
39	Milwaukee	51
40	Albuquerque-Santa Fe	50

	TOTAL:	4,191

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

In September 2005, the judge in the Perez case granted, in part, the plaintiffs’ motion for partial summary judgment. This interlocutory ruling held that any Perez class member not supervising at least 80 hours of weekly payroll at least 80% of the time could not be deemed exempt from overtime pay. We respectfully disagree with the ruling and will continue to defend our position. Although the plaintiffs’ counsel in Perez has publicly stated that they believe our alleged liability, as a result of the judge’s ruling, may be in excess of $10 to $15 million, we strongly disagree with this assessment. Based on our current analysis, we believe that our alleged liability upon the final disposition of this ruling will be substantially less, if any at all. We anticipate that the trial of all remaining issues in the Perez case will begin in June 2006, and we believe it is likely we will prevail on all of the remaining issues at trial.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list, as of March 3, 2006, of our executive officers and their ages, positions and length of service with us.

Name	Position (Date Appointed to Current Position)	Age	Years with Company

Leonard H. Roberts (1)	Executive Chairman of the Board (May 2005)	56	12

Claire H. Babrowski (2)	Chief Operating Officer (June 2005), President and Acting Chief Executive Officer (February 2006)	48	1

David G. Barnes (3)	Chief Financial Officer (April 2005) and Executive Vice President (March 2006)	44	1

James R. Fredericks (4)	Executive Vice President of Administration (March 2006)	47	1

Joseph C. Formichelli (5)	Executive Vice President of Retail Operations (March 2006)	63	1

James E. Hamilton (6)	Executive Vice President of Merchandising and Marketing (March 2006)	47	2

There are no family relationships among the executive officers listed, and there are no arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors to serve until their successors are appointed.

(1)	Mr. Roberts was appointed Executive Chairman of the Board in May 2005. Prior to this appointment, he had served as Chairman of the Board of Directors of RadioShack Corporation since May 1999 and Chief Executive Officer of RadioShack Corporation since January 1999. Previously, Mr. Roberts was President of RadioShack Corporation from December 1995 to December 2000.

(2)	Ms. Babrowski was appointed President and Acting Chief Executive Officer in February 2006. She has served as Chief Operating Officer since July 2005. She served as Executive Vice President from July 2005 to February 2006. Ms. Babrowski previously served as Senior Executive Vice President and Chief Restaurant Operations Officer of McDonald’s Corporation (a food service retailer) from 2003 to 2004, as President of McDonald’s Asia/Pacific, Middle East and Africa from 2001 to 2003, and as Executive Vice President, Worldwide Restaurant Systems of McDonald’s Corporation, from 2000 to 2001.

(3)	Mr. Barnes was appointed Executive Vice President in March 2006. He has served as Chief Financial Officer since April 2005. Mr. Barnes served as Senior Vice President from April 2005 to March 2006. Mr. Barnes previously served as Chief Financial Officer of Coors U.S. (a brewing company) from 2002 to 2004, and as Vice President and Treasurer of Coors Brewing Company (a brewing company) from 1999 to 2002.

(4)	Mr. Fredericks has served as Executive Vice President of Administration since March 2006. Mr. Fredericks previously served as Senior Vice President – Chief Human Resources Officer since March 2005. Mr. Fredericks previously served as Vice President – Human Resources of Coors Brewing Worldwide (a brewing company) and as Vice President – Global Rewards of Coors Brewing Company from September 2001 to March 2005. Prior to that, Mr. Fredericks had served as Managing Partner of iQuantic, Inc. (a human resources consulting firm) since 2000.

(5)	Mr. Formichelli has served as Executive Vice President of Retail Operations since March 2006. Mr. Formichelli previously served as President of Strategic Service Solutions, Inc. (RadioShack's repair service group) from January 2005 to March 2006. Prior to that, Mr. Formichelli served as Senior Partner of Core Strategies (a marketing consulting firm) from March 2004 to January 2005. Previously, Mr. Formichelli served as Executive Vice President, Operations of Gateway, Inc. (a personal computer and consumer electronics retailer) from December 2002 to March 2004 and was Senior Partner of Core Strategies from 2001 to December 2002.

(6)	Mr. Hamilton has served as Executive Vice President of Merchandising and Marketing since March 2006. Mr. Hamilton previously served as Senior Vice President – Chief Merchandising Officer from January 2005 to March 2006. Prior to that, Mr. Hamilton served as Division Vice President of Global Sourcing from October 2003 to January 2005. Prior to joining RadioShack in 2003, Mr. Hamilton had served as co–founder and Chief Executive Officer of Identity Ventures (a high tech consulting company) since 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol “RSH.” The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2005.

Quarter Ended	High	Low	Dividends Declared
December 31, 2005 September 30, 2005 June 30, 2005 March 31, 2005 December 31, 2004 September 30, 2004 June 30, 2004 March 31, 2004	$ 25.00 27.24 26.43 34.48 $ 34.06 31.27 33.73 36.24	$ 20.55 22.81 23.11 23.75 $ 28.09 26.04 28.28 28.86	$ – 0.25 – – $ – 0.25 – –

HOLDERS OF RECORD
At March 3, 2006, there were 26,310 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On September 29, 2005, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 19, 2005, to stockholders of record on December 1, 2005.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2005	–	$–	–	$209,909,275
November 1 - 30, 2005	–	$–	–	$209,909,275
December 1 - 31, 2005	–	$–	–	$209,909,275
Total	–	$–	–

(1)	The total number of shares purchased would include all repurchases made during the periods indicated. In October, November and December of 2005, however, no shares were repurchased through a publicly announced plan or program in open-market transactions.

(2)	These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program (“OSR”) described in “Cash Flow – Financing Activities” of MD&A. The financial institution fulfilled its obligations under the OSR transaction on December 19, 2005, completing its purchase of 20.0 million shares in the open market at an average cost to us of $24.15 per share. As of March 3, 2006, management has not determined when to resume share repurchases under the $250 million program.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2005	2004	2003	2002	2001
Statements of Income Data
Net sales and operating revenues	$5,081.7	$4,841.2	$4,649.3	$4,577.2	$4,775.7
Operating income	$349.9	$558.3	$483.7	$425.4	$359.3
Net income	$267.0	$337.2	$298.5	$263.4	$166.7
Earnings per share:
Basic	$1.80	$2.09	$1.78	$1.50	$0.88
Diluted	$1.79	$2.08	$1.77	$1.45	$0.85
Shares used in computing earnings per share:
Basic	148.1	161.0	167.7	173.0	183.8
Diluted	148.8	162.5	168.9	179.3	191.2
Gross profit as a percent of sales	46.7%	50.3%	49.8%	48.9%	48.1%
SG&A expense as a percent of sales	37.4%	36.7%	37.4%	37.8%	35.9%
Operating income as a percent of sales	6.9%	11.5%	10.4%	9.3%	7.5%
Balance Sheet Data
Inventories, net	$964.9	$1,003.7	$766.5	$971.2	$949.8
Total assets	$2,205.1	$2,516.7	$2,243.9	$2,227.9	$2,245.1
Working capital	$641.0	$817.7	$808.5	$878.7	$887.9
Capital structure:
Current debt	$40.9	$55.6	$77.4	$36.0	$105.5
Long-term debt	$494.9	$506.9	$541.3	$591.3	$565.4
Total debt	$535.8	$562.5	$618.7	$627.3	$670.9
Total debt, net of cash and cash equivalents	$311.8	$124.6	$(16.0)	$180.8	$269.5
Stockholders' equity	$588.8	$922.1	$769.3	$728.1	$778.1
Total capitalization (1)	$1,124.6	$1,484.6	$1,388.0	$1,355.4	$1,449.0
Long-term debt as a % of total capitalization (1)	44.0%	34.1%	39.0%	43.6%	39.0%
Total debt as a % of total capitalization (1)	47.6%	37.9%	44.6%	46.3%	46.3%
Book value per share at year end	$4.36	$5.83	$4.73	$4.24	$4.40
Financial Ratios
Return on average stockholders' equity	35.3%	39.9%	39.9%	35.0%	20.1%
Return on average assets	11.3%	14.2%	13.4%	11.8%	6.9%
Annual inventory turnover	2.7	2.6	2.8	2.4	2.3
Other Data
Dividends declared per share	$0.250	$0.250	$0.250	$0.220	$0.165
Dividends paid per share	$0.250	$0.250	$0.250	$0.220	$0.220
Capital expenditures	$170.7	$229.4	$189.6	$106.8	$139.2
Number of retail locations at year end	7,460	7,433	7,051	7,213	7,373
Average square footage per RadioShack
company-operated store	2,489	2,529	2,450	2,400	2,350
Comparable store sales increase
(decrease)	1%	3%	2%	(1%)	1%
Shares outstanding	135.0	158.2	162.5	171.7	176.8

This table should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes.

(1)	Capitalization is defined as total debt plus total stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (“MD&A”).

This MD&A section discusses our results of operations, liquidity and financial condition, risk management practices and certain factors that may affect our future results, including economic and industry-wide factors, as well as our critical accounting policies and estimates. Our MD&A should be read in conjunction with our consolidated financial statements and accompanying notes, as well as the Risk Factors set forth in Item 1A above, included in this Annual Report on Form 10-K.

OVERVIEW
RadioShack is primarily a retailer of consumer electronics products and services. We seek to differentiate ourselves from our various competitors by focusing on dominating cost-effective solutions to meet everyone's routine electronics needs and families' distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors. We believe this strategy provides us with the opportunity to increase our market share in the highly competitive consumer electronics area. Furthermore, we believe that by focusing on opportunities such as innovative products, new markets, licensing opportunities and creative distribution channels, we can ultimately generate increased financial returns for our shareholders over the long term.

We have identified two key opportunities to drive company growth, which are in alignment with our overall strategy described above. We are focusing on growth of our core business, which includes sales generated by our RadioShack company-operated stores, dealers and our Web site www.radioshack.com, as well as businesses that we consider to be close to our core strengths, including our kiosk business, international operations and consumer electronics repairs.

With respect to our core business, our strategy is to enhance our brands and customer experiences through our stores, dealers and Web site. We are accomplishing this by focusing on improvement of our product assortment, store personnel and store environment. In order to improve our product assortment, we are focusing on high-performing product categories, while de-emphasizing other product categories that have had lower historical performances. In addition, we are attempting to identify technologies that we believe we can grow, based on our established ability to accelerate the adoption rate of new technologies. With respect to store personnel, we have enhanced our training, compensation and store operating procedures, including our receiving and labor scheduling. Finally, we have improved our store environment by rolling out an updated store format to 1,500 stores through December 31, 2005. We intend to continue updating our stores in 2006 and beyond. In addition, we make continuous enhancements to our store format as new stores are opened.

We are also focusing on businesses that are considered to be close to our core strengths. This "close-to-core" strategy includes expanding our kiosk business, recognizing innovative product channels and opportunities, and identifying international expansion opportunities. In order to identify innovative product channels and opportunities, we are focusing on creating innovative relationships with key parties such as vendors and product developers, utilizing new channels, and obtaining intellectual property and licensing rights to innovative products.

In 2004, we significantly expanded our kiosk business by purchasing from a third party, the wireless kiosks in SAM'S CLUB. We pay rent for the use of the kiosk area within SAM'S CLUB locations, while utilizing our employees, POS system, and store fixtures. Another component of our kiosk business is our Sprint Nextel kiosk locations in shopping malls. At these locations, which we staff, we sell both Sprint and Nextel wireless handsets and related accessories. We have a profit-sharing and working-capital arrangement with Sprint Nextel related to these locations. We expect to continue to identify additional opportunities in our overall kiosk business in 2006.

TURNAROUND PROGRAM OVERVIEW
On February 17, 2006, we announced a significant turnaround program with the following goals:

•	Increase the average unit volume of our RadioShack company-operated store base,
•	rationalize our cost structure, and
•	grow profitable square feet in our store portfolio.

Our turnaround program contains four key components that we believe will help to achieve these goals:

•	Update our inventory,
•	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and aggressively relocating other RadioShack company-operated stores,
•	consolidate our distribution centers, and
•	reduce our overhead costs.

We will replace old, slower-moving merchandise with new, faster-moving merchandise. In connection with this replacement, during the fourth quarter of 2005 and the first quarter of 2006, we identified a significant amount of slow-moving inventory for replacement. We will continue to review our inventory to identify additional items for replacement. Ultimately, we anticipate that this inventory update will help us increase the average unit volume of our store base.

We will also concentrate our efforts and investment on improving top-performing stores. To do so, we anticipate that we will close from 400 to 700 of our RadioShack company-operated stores, which is expected to occur during 2006 and the first half of 2007. We are still in the process of identifying the locations and the exact timing of these closures. During 2006 and 2007, we will also specifically evaluate additional stores, on a case-by-case basis, to determine whether these stores meet our current criteria for closure. The timing of the store closures may occur on an accelerated basis if appropriate termination agreements can be reached with the related lessors. In addition, we will evaluate opportunities to accelerate the relocation of stores when we believe that a desirable opportunity is presented. We expect to continue to expand our kiosk business during 2006.

In addition, we intend to close our distribution centers in Charleston, South Carolina, and Southaven, Mississippi, in 2006. We will also aggressively review overhead expenses in 2006 to identify potential sources of cost reduction and to focus our resources in a manner that we believe will deliver our business plan. We believe that closing the lower-performing stores, consolidating our distribution centers and reviewing our overhead expenses, as described above, will rationalize our overall cost structure.

See “Financial Impact of Turnaround Program” below for a discussion of the expected financial impacts of our turnaround program.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT
To identify our progress in achieving our solutions strategy, we use several key financial performance metrics, including metrics related to net sales and operating revenues, ticket analysis, gross margin, inventory, selling, general and administrative (“SG&A”) expense, operating margin, and labor productivity.

Net Sales and Operating Revenues Metrics

As a retailer, we consider growth in revenue to be one of the key indicators of our overall financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenues, comparable store sales growth, average tickets per store and average sales per ticket.

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has 12 full months of recorded sales.

The table below summarizes these revenue metrics for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Consolidated net sales and operating
revenues growth	5.0%	4.1%	1.6%
Comparable store sales increase	1%	3%	2%

Ticket Analysis

Average tickets per store, in conjunction with average sales per ticket, provides us with an indication of whether the changes in revenues were generated by a higher or lower volume of sales or by sales of products with higher or lower prices.

The table below summarizes our average ticket analysis for RadioShack company-operated stores for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
RadioShack company-operated stores:
Average tickets per store per day	68.8	68.4	72.3
Average sales per ticket	$ 34.51	$ 33.84	$ 30.77

Gross Margin Metrics

We view our gross profit and gross margin as key metrics of our financial performance, as it indicates the extent to which we are able to manage our product costs and optimize product mix.

The table below summarizes gross profit and gross margin for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Gross profit	$2,375.4	$2,434.5	$2,315.7
Gross margin	46.7%	50.3%	49.8%

Operating Income

Operating income from our two operating segments, as well as the other and unallocated categories, are as follows:

	Year Ended December 31,
(In millions)	2005	2004	2003
RadioShack company-operated stores	$697.6	$873.5	$794.2
Kiosks	(12.4)	(5.8)	(0.2)
Other	35.2	57.2	22.8

Unallocated (1)	(370.5)	(366.6)	(333.1)
Operating income	$349.9	$558.3	$483.7

(1)	Operating income included in the unallocated category consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Types of unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

For more information regarding our operating segments, see Note 24 – “Segment Reporting” to our Notes to Consolidated Financial Statements.

Inventory Metrics

We review inventory turnover and the cash conversion cycle to determine the productivity of our inventory purchases.

The table below summarizes inventory metrics for the periods indicated:

	At December 31,
	2005	2004	2003
Inventory turnover (times per year)	2.7	2.6	2.8
Cash conversion cycle (days)	104	98	95

SG&A Expense and Operating Margin Metrics

We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
SG&A expense as a percentage of sales	37.4%	36.7%	37.4%
Operating margin	6.9%	11.5%	10.4%

Labor Productivity Metrics

We review RadioShack company-operated store sales per labor hour, which provides us with information regarding our in-store labor productivity with respect to sales.

The table below summarizes RadioShack company-operated store sales per labor hour:

	Year Ended December 31,
	2005	2004	2003
RadioShack company-operated store sales per labor hour	$80.00	$81.24	$82.18

In conjunction with our goals to improve our customers' experiences, as well as overall in-store productivity, we have implemented consistent operating procedures in all of our RadioShack company-operated stores. We completed this implementation in 2005 and are now monitoring compliance with these procedures. At December 31, 2004, fewer than 100 stores utilized these procedures.

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes.

RETAIL OUTLETS
The table below shows our retail locations at December 31, 2005, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	Average Store Size	At December 31,
	(Sq. Ft.)	2005	2004	2003
RadioShack company-operated stores (1)	2,489	4,972	5,046	5,121
Kiosks (2)	90	777	599	9
Dealer and other outlets (3)	N/A	1,711	1,788	1,921

Total number of retail locations		7,460	7,433	7,051

(1)	In 2004 and 2005, we closed a total of 149 RadioShack company-operated stores, net of new store openings and relocations, due to our decision not to renew leases on locations that fail to meet our financial return goals. It is anticipated that the number of RadioShack company-operated stores will decline by approximately 400 to 700 stores through the first half of 2007, as we implement our turnaround strategy. See “Turnaround Program Overview” included in MD&A above.

(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us. We expect the number of kiosks to increase by approximately 200 during 2006, driven by additional Sprint Nextel kiosk locations.

(3)	In 2004 and 2005, we closed over 200 dealer outlets, net of new outlet openings or conversion to RadioShack company-operated stores. This trend is due to the closure of smaller outlets. Additionally, we had 9 Canadian company-operated stores at December 31, 2005. It is anticipated that the number of dealer and international outlets in 2006 will not change materially from 2005.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Sales increased 5.0% to $5,081.7 million in 2005 from $4,841.2 million in 2004. We had a 1% increase in comparable store sales. These increases were primarily the result of a 7% increase in our wireless platform sales and a 14% increase in our personal electronics platform sales. A net addition of 178 kiosk locations contributed to our overall sales increase. Kiosks were the primary driver of the wireless platform sales increase.

Consolidated net sales and operating revenues by our two operating segments and other sales are as follows:

	Year Ended December 31,
(In millions)	2005	2004	2003
RadioShack company-operated stores	$4,480.8	$4,472.4	$4,344.6
Kiosks	262.7	56.4	0.7
Other sales	338.2	312.4	304.0

Consolidated net sales and operating revenues	$5,081.7	$4,841.2	$4,649.3

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues Year Ended December 31,
(In millions)	2005		2004		2003
Wireless	$1,745.2	34.3%	$1,636.2	33.8%	$1,335.8	28.7%
Accessory	1,039.9	20.5	1,014.1	20.9	1,023.8	22.0
Personal electronics	746.5	14.7	653.4	13.5	615.9	13.2
Modern home	672.6	13.2	695.4	14.4	808.0	17.4
Power	302.3	6.0	312.0	6.4	312.4	6.7
Service	258.8	5.1	210.7	4.4	227.7	4.9
Technical	205.2	4.0	204.2	4.2	216.2	4.7
Service centers and other
sales	111.2	2.2	115.2	2.4	109.5	2.4

Consolidated net sales and
operating revenues	$5,081.7	100.0%	$4,841.2	100.0%	$4,649.3	100.0%

Service centers and other sales include our outside sales from our service centers, in addition to RadioShack company-operated store repair revenue and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

2005 COMPARED WITH 2004

RadioShack Company-Operated Stores

	RadioShack Net Sales and Operating Revenues Year Ended December 31,
(In millions)	2005		2004		2003
Wireless	$1,452.6	32.4%	$1,553.9	34.7%	$1,308.7	30.1%
Accessory	976.8	21.8	964.5	21.6	976.9	22.5
Personal electronics	680.2	15.2	596.6	13.3	566.0	13.0
Modern home	602.4	13.4	627.5	14.0	740.7	17.1
Power	289.1	6.5	298.6	6.7	299.0	6.9
Service	251.7	5.6	200.7	4.5	225.8	5.2
Technical	192.1	4.3	191.7	4.3	204.0	4.7
Other revenue	35.9	0.8	38.9	0.9	23.5	0.5

Net sales and operating
revenues	$4,480.8	100.0%	$4,472.4	100.0%	$4,344.6	100.0%

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners and two-way radios) decreased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These decreases were primarily driven by our wireless carrier transition and a significant decline in the growth rate of industry gross subscriber additions.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) increased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These increases were primarily the result of higher sales of iGo power adapters, digital music accessories and media storage, which were partially offset by a decline in home entertainment and wireless accessory sales.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, digital music players and satellite radios) increased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These sales increases were driven primarily by increased sales of satellite radios (including income from warrants earned); digital music players; and digital imaging products.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These decreases were primarily due to sales decreases in DTH satellite systems, cordless telephones and desktop computers, which were partially offset by increased portable DVD player, video projector, and home network product sales.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. The sales decrease was primarily due to a decrease in special purpose battery sales.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) increased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These increases were primarily due to an increase in sales of prepaid wireless airtime.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) increased slightly in dollars and remained the same as a percentage of net sales and operating revenues in 2005, compared to 2004. The dollar increase was primarily due to higher sales of tools and robotic kits.

Other revenue (includes RadioShack company-operated store repair revenue and other revenue) decreased slightly in both dollars and as a percentage of net sales and operating revenues.

Kiosks

Kiosk sales increased $206.3 million for the year ended December 31, 2005, when compared to the prior year period. This increase was the result of an increased number of kiosk locations over 2004. Kiosk sales consist primarily of wireless platform sales and related accessory platform sales. We anticipate kiosk sales for each platform will increase for 2006, as we continue to expand our kiosk business.

Other Sales

Other sales include sales to our independent dealers, outside sales from our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing facilities. These sales were up $25.8 million for 2005, or an increase of 8.3%, when compared to 2004. This sales increase was primarily due to increased sales to dealers over 2004, in addition to e-commerce and service centers sales increases.

CONSOLIDATED GROSS PROFIT

Gross profit for 2005 was $2,375.4 million or 46.7% of net sales and operating revenues, compared with $2,434.5 million or 50.3% of net sales and operating revenues in 2004, resulting in a 2.4% decrease in gross profit and a 3.6 percentage point decrease in our gross profit percentage. These decreases were partially the result of write-downs in the second half of 2005 as a result of our inventory obsolescence reviews, in which we identified a significant amount of slow-moving inventory for rationalization. A mix change toward our lower gross margin kiosk channel also contributed to the overall decrease in our gross margin rate. Additionally, our merchandise mix among platforms shifted due to significant growth in the sale of digital music players and digital imaging products, as well as prepaid airtime refills, within the lower gross margin personal electronics platform and the service platform, respectively.

We expect that gross profit in 2006 will continue to be influenced by an ongoing shift in our merchandise mix to lower-margin products, as well as by higher sales from lower-margin sales channels. In addition, we anticipate that our gross margins will be adversely affected by our on-going efforts to update our inventory under our turnaround program. For further discussion of the expected financial impact of our turnaround program on our 2006 anticipated gross profit, see “Financial Impact of Turnaround Program” below.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2005		2004		2003
(In millions)	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues

Payroll and commissions	$826.4	16.3%	$769.3	15.9%	$751.9	16.2%
Rent	295.5	5.7	259.4	5.4	250.1	5.4
Advertising	263.1	5.2	271.5	5.6	254.4	5.5
Other taxes (excludes
income taxes)	126.5	2.5	105.9	2.2	106.9	2.3
Utilities and telephone	72.4	1.4	72.9	1.5	75.8	1.6
Insurance	66.7	1.3	80.8	1.7	81.5	1.8
Professional fees	46.3	0.9	29.0	0.6	18.3	0.4
Credit card fees	40.4	0.8	37.7	0.8	36.1	0.8
Stock purchase
and savings plans	17.4	0.3	20.2	0.3	21.5	0.4
Licenses	15.1	0.3	12.3	0.3	11.6	0.2
Recruiting, training &
employee relations	14.7	0.3	11.5	0.2	8.3	0.2
Repairs and maintenance	13.1	0.3	12.4	0.3	11.6	0.2
Travel	12.1	0.2	9.6	0.2	8.6	0.2
Warranty and product repair	12.0	0.2	17.9	0.3	22.9	0.5
Printing, postage and
office supplies	10.8	0.2	9.6	0.2	10.0	0.2
Other	69.2	1.5	54.8	1.2	70.5	1.5

	$1,901.7	37.4%	$1,774.8	36.7%	$1,740.0	37.4%

Our SG&A expense increased 7.2% in dollars and increased as a percent of net sales and operating revenues to 37.4% for the year ended December 31, 2005, from 36.7% for the year ended December 31, 2004. The dollar increase for 2005 was primarily due to an increase in payroll and commissions expense, plus rent expense.

Payroll and commissions expense increased in dollars and as a percentage of net sales and operating revenues. This dollar increase was due to the expansion of our kiosk business, as well as an increase in staffing in the RadioShack company-operated stores during the winter holiday selling season. We expect an increase of approximately $13 million in 2006 related to the expensing of equity-based awards pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123R. See “Recently Issued Accounting Pronouncements.” In addition, we expect that our turnaround program will have an additional impact on our 2006 anticipated payroll expense, as discussed in “Financial Impact of Turnaround Program” below.

Rent expense increased in both dollars and as a percent of net sales and operating revenues. This increase was due primarily to the full year effect of the acquisition of the SAM’S CLUB kiosk business and the Sprint Nextel kiosk expansion. We expect an increase in 2006 rent expense, primarily as a result of the sale-leaseback of our corporate headquarters in December 2005 and the continued expansion of our kiosk business. We also expect that our turnaround program will have an additional impact on our 2006 anticipated rent expense, as discussed in “Financial Impact of Turnaround Program” below.

Advertising expense decreased in both dollars and as a percent of net sales and operating revenues. This decrease was primarily due to an increase in contributions from our vendors. Additionally, the decrease related to a change in creative strategy. We expect our advertising expense to decrease in 2006.

Insurance expense decreased in both dollars and as a percent of net sales and operating revenues as a result of our mid-year change to a larger health claim provider, which allowed us greater discounts. Our insurance expense relates to losses, claims and insurance premiums, which are partially offset by contributions from health insurance participants.

Professional fees increased in both dollars and as a percent of net sales and operating revenues. These increases were primarily due to increases in information systems development, store operating procedure audits and legal fees.

CONSOLIDATED DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $22.4 million to $123.8 million and increased to 2.4% of net sales and operating revenues, compared to 2.1% for 2004. The increase in depreciation was primarily attributable to our new corporate headquarters, which is now complete and occupied, increased spending for our store remodel program, information system projects, and the amortization of intangibles related to our SAM’S CLUB kiosk business. We expect depreciation and amortization expense to increase approximately 2% in 2006 due to increased spending for our store remodel program and information system projects. In addition, we expect that our turnaround program will affect our anticipated 2006 depreciation and amortization expense, as discussed in “Financial Impact of Turnaround Program” below.

The table below gives a summary of our depreciation and amortization expense by segment.

	Year Ended December 31,
(In millions)	2005	2004	2003
RadioShack company-operated stores	$52.0	$49.7	$44.9
Kiosks	9.0	2.2	–
Other	6.6	2.8	5.6
Unallocated	56.2	46.7	41.5

Consolidated depreciation and amortization	$123.8	$101.4	$92.0

CONSOLIDATED NET INTEREST EXPENSE

Interest expense, net of interest income, was $38.6 million for 2005 versus $18.2 million for 2004, an increase of $20.4 million or 112%.

Interest expense increased approximately 50% to $44.5 million in 2005 from $29.6 million in 2004. This increase primarily resulted from the elimination of capitalized interest expense due to the completion of the construction of our new corporate headquarters. Additionally, interest expense increased due to interest rate swap agreements and an increase in the average debt outstanding in 2005.

Interest income decreased approximately 48% to $5.9 million in 2005 from $11.4 million in 2004, despite an increase in investment rates. This was primarily the result of a lower average investment balance.

Interest expense, net of interest income, in 2006 is expected to be slightly more than net interest expense in 2005.

CONSOLIDATED OTHER INCOME, NET

During the first quarter of 2005, we sold all rights, title and interest to the “Tandy” name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income.

During the year ended December 31, 2005, we received no payments and recorded no income under our tax sharing agreement with O’Sullivan Industries Holdings, Inc. (“O’Sullivan”), compared to $2.0 million received and recorded in 2004. Future payments under the tax sharing agreement will vary based on the level of O’Sullivan’s future earnings and are also dependent on O’Sullivan’s overall financial condition and ability to pay. O’Sullivan filed a voluntary petition for Chapter 11 bankruptcy protection on October 14, 2005, in the U.S. Bankruptcy Court for the Northern District of Georgia in Atlanta, which could have an adverse effect on our right to receive future payments under the tax sharing agreement. We cannot give any assurances as to the amount or frequency of payment, if any, that we may receive from O’Sullivan in future periods.

CONSOLIDATED PROVISION FOR INCOME TAXES

Our provision for income taxes reflects an effective income tax rate of 16.0% for 2005 and 37.8% for 2004. The decrease in 2005 was primarily due to a favorable non-cash income tax benefit of $56.5 million related to the release of a tax contingency reserve. This reserve was related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter because the statute of limitations governing these issues expired on September 30, 2005. We anticipate that the effective tax rate for 2006 will be approximately 38.0%.

The American Jobs Creation Act of 2004 (“the Act”) provided a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividends received, which reduced the effective federal income tax rate on these earnings from 35% to 5.25%. We repatriated $49.4 million of foreign earnings during 2005. As we have not previously had any amounts reflected in our financial statements as earnings permanently invested outside the United States, a total tax benefit of $8.9 million was recognized related to the repatriation.

2004 COMPARED WITH 2003

The discussion comparing 2004 to 2003 relates to our consolidated results and does not include segment allocations, because the impact on our financial results was immaterial in both years.

NET SALES AND OPERATING REVENUES

Sales increased 4.1% to $4,841.2 million in 2004 from $4,649.3 million in 2003. We had a 3% increase in comparable company store sales. These increases were primarily the result of a 22% increase in our wireless platform sales. An increase in average store volume and the addition of 590 kiosk locations also contributed to our overall sales increase.

Other sales, which include sales to our independent dealers, outside sales from our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, and sales to commercial customers, were up $8.4 million for 2004, or an increase of 2.8%, when compared to 2003. The increase in these sales in 2004 was primarily a result of service center sales increases, plus increased Mexico joint venture and commercial customer sales, but was partially offset by sales decreases due to the disposition of RadioShack Installation Services (“AmeriLink”) in September 2003.

Sales in our wireless platform increased in dollars and as a percentage of net sales and operating revenues in 2004 compared to 2003. This sales increase was due to both an increase in wireless handset unit sales and an increase in the revenue per wireless handset. Emphasis on national carrier service and product offerings with desirable product features and content, such as color screens and cameras also drove the favorable results.

Sales in our accessory platform decreased in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. The decrease in this platform resulted primarily from a decline in home entertainment accessories, mostly offset by increases in the iGo branded line of accessories and digital imaging accessories.

Sales in our personal electronics platform increased in dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These increases were driven primarily by a sales increase in digital imaging products, digital music players and the introduction of our satellite radio offering.

Sales in our modern home platform decreased in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These decreases were primarily due to a sales decrease in DTH satellite systems, audio products and cordless telephones, as well as a planned decrease in DTH installation revenue resulting from our sale of AmeriLink.

Sales in our power platform decreased slightly in both dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These declines were primarily the result of a sales decline in special purpose batteries and battery chargers; however, the decline was substantially offset by a sales increase in general purpose batteries.

Sales in our service platform decreased in dollars and as a percentage of net sales and operating revenues in 2004, compared to 2003. These decreases were primarily due to a decrease in wireless-related services.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our SG&A expense increased 2.0% in dollars, but decreased as a percent of net sales and operating revenues to 36.7% for the year ended December 31, 2004, from 37.4% for the year ended December 31, 2003. The dollar increase for 2004 was primarily due to an increase in both payroll/commissions and advertising.

Payroll expense increased in dollars, but decreased as a percentage of net sales and operating revenues. This dollar increase was due to the higher sales-based compensation we paid as a result of our 3% increase in company comparable store sales, as well as our acquisition of the SAM’S CLUB kiosk locations and related personnel in October 2004.

Advertising expense increased in both dollars and as a percent of net sales and operating revenues. This increase was primarily related to an increase in expenditures associated with the holiday selling season. Additionally, we received fewer contributions from our vendors.

Rent expense increased in dollars, but decreased as a percent of net sales and operating revenues. The dollar increase was due primarily to lease renewals and relocations at higher rates, as well as the acquisition of the SAM’S CLUB kiosk business in October 2004.

Insurance expense decreased in both dollars and as a percent of net sales and operating revenues as a result of both fewer claims and a decrease in the number of participants in our insurance programs. Our insurance expense relates to losses, claims and insurance premiums, which are partially offset by contributions from health insurance participants.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $9.4 million to $101.4 million and increased to 2.1% of net sales and operating revenues, compared to 2.0% for 2003. The increase in depreciation was primarily attributable to new store fixtures for existing RadioShack company-operated stores, as well as the hardware and software associated with information systems upgrades.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $18.2 million for 2004 versus $22.9 million for 2003, a decrease of $4.7 million or 20.5%.

Interest expense decreased to $29.6 million in 2004 from $35.7 million in 2003. This decrease was primarily the result of a reduction in the average debt outstanding throughout 2004. In addition, the capitalization of $6.6 million of interest expense related to the construction of our new corporate campus lowered overall interest expense for the year ended December 31, 2004, when compared to the same prior year period.

Interest income decreased approximately 11% to $11.4 million in 2004 from $12.8 million in 2003, despite an increase in investment rates. This was primarily the result of a $1.3 million decrease in interest received from tax settlements in 2004 compared to 2003, as well as a lower average investment balance.

OTHER INCOME, NET

During the year ended December 31, 2004, we received payments and recorded income of $2.0 million under our tax sharing agreement with O’Sullivan, compared to $3.1 million received and recorded in the corresponding prior year period.

PROVISION FOR INCOME TAXES

Our provision for income taxes reflects an effective income tax rate of 37.8% for 2004 and 36.9% for 2003. The increase in the effective tax rate for 2004, when compared to 2003, was the result of a favorable tax settlement during 2003, relating to prior year tax matters.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We have adopted the provisions of SFAS No. 123R effective January 1, 2006, utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date. We anticipate that the adoption of SFAS No. 123R will result in an increase in compensation expense of approximately $13 million for the year ending December 31, 2006.

Furthermore, as a result of our evaluation of the guidance provided within SFAS No. 123R and SAB No. 107, we have refined our methodologies used to estimate expected volatility and expected term upon our adoption of SFAS No. 123R. The expected volatility assumption will be determined utilizing a combination of historical and implied volatility, and the refined expected term methodology is anticipated to result in a shorter expected term than historically utilized in our pro forma disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. We are often legally obligated to remove leasehold improvements and fixtures whenever we vacate a leased premise, although the date or method of settlement may not be known. Based on our ability to reasonably estimate the settlement date, method of settlement, and associated probabilities, we believe we have sufficient information to apply an expected present value technique in order to estimate the fair value of our obligation to remove these assets from the leased premises.

FIN No. 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of 2005. As a result, we recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected in the year ended December 31, 2005, as a cumulative effect of change in accounting principle. This charge represents the difference between the asset retirement obligation and capitalized asset retirement costs recognized in our December 31, 2005, Consolidated Balance Sheet.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact our financial condition or results of operations during the year ended December 31, 2005.

CASH FLOW AND LIQUIDITY
A summary of cash flows from operating, investing and financing activities is outlined in the table below.

	Year Ended December 31,
(In millions)	2005	2004	2003
Operating activities	$362.9	$352.5	$651.9
Investing activities	39.3	(290.2)	(188.9)
Financing activities	(616.1)	(259.1)	(274.8)

For a discussion of the expected effect of our turnaround program on cash flow and liquidity, see “Financial Impact of Turnaround Program” below.

Cash Flow – Operating Activities

Cash provided by operating activities in 2005 was $362.9 million, compared to $352.5 million and $651.9 million in 2004 and 2003, respectively. Cash provided by net income plus non-cash adjustments to net income was $318.7 million in 2005 compared to $488.5 million in 2004. This reduction was due to a decline in operating profits in 2005, compared to the prior year. Cash generated by changes in working capital components was $44.2 million in 2005, compared to $136.0 million of cash used in 2004.

Cash Flow – Investing Activities

Cash provided by investing activities in 2005 was $39.3 million, compared to a cash usage of $290.2 million and $188.9 million in 2004 and 2003, respectively. Capital expenditures for 2005, 2004 and 2003 were related primarily to retail stores, information systems projects, and construction of our new corporate campus, although campus costs for 2005 were much lower than the preceding two years. We anticipate that our capital expenditure requirements for 2006 will be $150 million to $160 million. RadioShack company-operated store remodels and relocations, continued expansion of our kiosk business and updated information systems will account for the majority of our anticipated 2006 capital expenditures. As of December 31, 2005, we had $224.0 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs.

In addition, we received $220.4 million in net proceeds from the sale and leaseback of our corporate campus during the fourth quarter of 2005.

Cash Flow – Financing Activities

Cash used in financing activities was $616.1 million in 2005, compared to $259.1 million and $274.8 million in 2004 and 2003, respectively. We used $625.8 million to repurchase shares of our common stock in 2005, and $251.1 million and $286.2 million in 2004 and 2003, respectively. The increase in 2005 repurchases was the result of the overnight share repurchase program (“OSR”). See “Share Repurchases” below for a discussion of share repurchase programs and employee stock programs, as well as the OSR. The 2005, 2004 and 2003 stock repurchases were partially funded by $47.5 million, $85.8 million and $51.5 million, respectively, received from the sale of treasury stock to employee benefit plans and from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations.

Additionally, our net borrowings decreased $4.1 million in 2005, compared to a decrease of $54.1 million in 2004 and a slight increase in 2003. Dividends paid in 2005, 2004 and 2003 were $33.7 million, $39.7 million and $40.8 million, respectively. This decrease in dividends paid over the last three years was affected by yearly share repurchases, resulting in fewer shares outstanding.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $158.5 million in 2005, $83.4 million in 2004 and $421.5 million in 2003. The increase in free cash flow in 2005 compared to 2004 was the result of cash provided by working capital components, primarily inventory, as well as a decrease in capital expenditures relating to the construction of our new corporate campus. The decrease in free cash flow in 2004 compared to 2003 was the result of cash used by working capital components, primarily inventory. We expect free cash flow to be approximately $50 million to $100 million in 2006.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which were $362.9 million in 2005, $352.5 million in 2004 and $651.9 million in 2003. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2005	2004	2003
Net cash provided by operating activities	$362.9	$352.5	$651.9
Less:
Additions to property, plant and equipment	170.7	229.4	189.6
Dividends paid	33.7	39.7	40.8

Free cash flow	$158.5	$83.4	$421.5

CAPITAL STRUCTURE AND FINANCIAL CONDITION
We consider our financial structure and condition to be sound. We had $224.0 million in cash and cash equivalents at December 31, 2005, as a resource for our funding needs. Additionally, borrowings are available under our commercial paper program, which is backed by our $730 million bank credit facilities. Furthermore, we can utilize these facilities in the event the commercial paper market becomes unavailable to us. The availability of the commercial paper market to us is heavily dependent on our commercial paper debt ratings; see “Debt Ratings” below. As of December 31, 2005, we had no commercial paper outstanding and had not utilized our credit facilities. For a discussion of the expected effect of our turnaround program on capital structure and financial condition, see “Financial Impact of Turnaround Program” below.

Debt Obligations

Debt Ratings: Our debt is considered investment grade by the rating agencies. Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of March 15, 2006.

Category	Standard and Poor's	Moody's	Fitch
Senior unsecured debt Commercial paper Outlook	BBB+ A-2 Stable	Baa2 P-2 Negative	BBB F2 Negative

In August 2005, after reviewing the impact of the capital structure modification described below, S&P, Moody’s and Fitch rating agencies reaffirmed our existing short-term credit ratings of A-2, P-2 and F2, respectively, and changed our long-term ratings to BBB+ with a stable outlook, Baa1 with a negative outlook, and BBB+ with negative outlook, respectively. On November 4, 2005, Fitch announced that, in connection with its quarterly review of our company, it was changing our long-term rating to BBB with a stable outlook. Fitch affirmed our short-term rating of F2.

Subsequent to December 31, 2005, Fitch changed its long-term rating outlook to negative. In addition, Moody’s placed our ratings under review for a possible downgrade. Both of these actions followed our announcement of calendar 2005 earnings, our turnaround program, and other factors. Moody's concluded this review of our ratings on March 14, 2006, and reaffirmed our existing short-term rating of P-2, but lowered our long-term rating to Baa2 with a negative outlook.

Factors that can impact our future credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further downgrades were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets (including the commercial paper market), vendor financing terms and future new store occupancy costs.

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

On May 11, 2001, we issued $350.0 million of 10-year 7.375% notes in a private offering to initial purchasers who, in turn, offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange was that no additional debt was issued, and substantially all of the notes became registered with the SEC.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other assets, net, of $7.6 million and $5.4 million (their fair value) at December 31, 2005 and 2004, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2005, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2005, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes have a maturity in January 2008. As of December 31, 2005, there was no availability under this shelf registration.

Available Financing

Commercial Paper: Currently, we have access to short-term debt instruments, such as commercial paper issuances, available to supplement our short-term financing needs. The commercial paper program, when utilized, has a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $730 million revolving credit facilities described in more detail below. As of March 3, 2006, we had no commercial paper outstanding.

Credit Facilities: On August 8, 2005, we added a $175 million short-term credit facility maturing on December 30, 2005, and a $175 million 364-day revolving credit facility maturing in August 2006. In the second quarter of 2004, we replaced our existing $300 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of these credit facilities are substantially similar to our previously existing credit facilities. These credit facilities are in addition to our existing $300 million five-year credit facility, which expires in June 2007. On December 20, 2005, we reduced our credit facilities to $730 million, after receiving the proceeds from the sale-leaseback of our corporate campus. Both $300 million facilities remain in place, and the $175 million facility expiring in August 2006 was reduced to $130 million. These credit facilities support our commercial paper program and gave us $730 million in commercial paper availability at December 31, 2005, which also provides us a source of liquidity if for any reason the commercial paper market is unavailable.

As of December 31, 2005, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary covenants, and we were in compliance with these covenants as of December 31, 2005.

Management believes that our present ability to borrow is greater than our established credit lines and long-term debt in place. However, if market conditions change and sales were to dramatically decline, or we could not control operating costs, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and/or equity markets.

Dividends

We have paid common stock cash dividends for 19 years. On September 29, 2005, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 19, 2005, to shareholders of record on December 1, 2005. The dividend payment of $33.7 million was funded from cash on hand.

Operating Leases

We use operating leases, primarily for our retail locations, two distribution centers, and our corporate campus, to lower our capital requirements.

Share Repurchases

On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We repurchased 4.7 million shares of our common stock for $125.8 million for the year ended December 31, 2005, under our approved repurchase programs (but excluding the OSR). The funding required for these repurchases came from cash generated from net sales and operating revenues and cash and cash equivalents. We also repurchase shares in the open market to offset the sales of shares to our employee benefit plans. As of March 3, 2006, there was $209.9 million available under the $250 million share repurchase program. Management suspended purchases under the $250 million share repurchase program while the financial institution completed the OSR described below. As of March 3, 2006, management has not resumed share repurchases under the $250 million program.

On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under the OSR. The share price upon completion of the transaction was $24.15. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market.

Seasonal Inventory Buildup

Typically, our annual cash requirements for pre-seasonal inventory buildup range between $200 million and $400 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $224.0 million in cash and cash equivalents as of December 31, 2005, as a resource for our funding needs. Additionally, borrowings are available under our commercial paper program, which is backed by our $730 million bank credit facilities and can be utilized in the event the commercial paper market becomes unavailable to us. As of December 31, 2005, we had no commercial paper outstanding, and we had not utilized any portion of our credit facility.

Construction and Sale and Leaseback of Corporate Headquarters

We began construction of our new corporate headquarters in 2003, which we partially occupied during the fourth quarter of 2004. Our total campus construction and land costs were $226.8 million; we completed construction in the first quarter of 2005.

On December 20, 2005, we entered into a transaction in which we sold and leased back the buildings and certain of the property at our corporate headquarters, located in downtown Fort Worth, Texas. In connection with this transaction, we entered into a 20-year triple-net lease agreement (in which we pay all operating expenses), with four five-year options to renew. We have retained ownership of other real estate adjacent to our corporate headquarters. This transaction allowed us to repay approximately $220 million of short-term borrowings in the commercial paper market issued in conjunction with the OSR and to reduce our credit facilities to $730 million as described above.

Capitalization

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2005		2004
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$40.9	3.6%	$55.6	3.7%
Long-term debt	494.9	44.0%	506.9	34.2%

Total debt	535.8	47.6%	562.5	37.9%
Stockholders' equity	588.8	52.4%	922.1	62.1%

Total capitalization	$1,124.6	100.0%	$1,484.6	100.0%

Our debt-to-total capitalization ratio increased in 2005 from 2004, due primarily to a $333.3 million decrease in equity from 2004, primarily resulting from the OSR. Long-term debt as a percentage of total capitalization also increased in 2005 due to the same decrease in equity from 2004.

Contractual and Credit Commitments

The following tables, as well as the information contained in Note 6 – “Indebtedness and Borrowing Facilities” to our Notes to Consolidated Financial Statements, provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2005.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$511.1	$5.1	$155.0	$–	$351.0
Interest obligations	157.3	36.8	59.0	51.7	9.8
Capital lease obligations	0.3	0.3	–	–	–
Operating lease obligations	1,028.2	212.5	327.8	174.5	313.4
Purchase obligations (1)	481.3	419.6	41.2	20.5	–
Other long-term liabilities
reflected on the balance sheet	135.1	27.4	23.7	37.5	46.5

Total	$2,313.3	$701.7	$606.7	$284.2	$720.7

(1)	Purchase obligations include our product commitments, marketing agreements and freight commitments.

For more information regarding long-term debt and lease commitments, refer to Notes 6 and 12, respectively, of our Notes to Consolidated Financial Statements.

The table below contains our credit commitments from various financial institutions.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$730.0	$130.0	$300.0	$300.0	–
Stand-by letters of credit	26.4	26.4	–	–	–

Total commercial commitments	$756.4	$156.4	$300.0	$300.0	–

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments (assuming no projected sublease income) is approximately $121 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

FINANCIAL IMPACT OF TURNAROUND PROGRAM

As discussed above, our turnaround program contains four key components:

•	Update our inventory,
•	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores and aggressively relocating other RadioShack company-operated stores,
•	consolidate our distribution centers, and
•	reduce our overhead costs.

Inventory Update: In connection with updating our inventory, we identified a significant amount of slow-moving inventory for rationalization, which, in addition to our normal inventory process, resulted in a pre-tax charge of approximately $62 million during the fourth quarter of 2005. We will continue to review our inventory composition, and we expect that we will incur additional charges of approximately $5 million to $10 million during 2006. These charges, if incurred, would increase our cost of products sold and adversely impact our margins accordingly.

Store Closures: We plan to close approximately 400 to 700 RadioShack company-operated stores in the United States during 2006 and the first half of 2007. We expect the costs of these closures will total approximately $55 million to $90 million, consisting of $30 million to $50 million of lease termination costs, $15 million to $20 million of asset write-offs, $5 million to $10 million of inventory dispositions, and $5 million to $10 million of severance-related costs. Losses on inventory dispositions will be presented in our financial statements as a charge in cost of products sold. We expect that the closures will result in a net positive future cash flow.

Distribution Center Consolidations: In connection with our consolidation of our distribution centers expected to occur during 2006, we anticipate the charges (excluding any gains from the sale or other disposition of assets) will total approximately $4 million, consisting of $1 million of asset write-offs, $1 million of moving expenses, $1 million of lease exit costs, and $1 million of severance-related costs. We expect that the consolidations will result in a net positive future cash flow.

Overhead Cost Reductions: During the first half of 2006, we will review our cost structure to identify potential sources of cost reductions. At this time, we are unable to estimate the expected costs or cash flows associated with these anticipated reductions.

OFF-BALANCE SHEET ARRANGEMENTS
Other than the operating leases described above, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

INFLATION
With the exception of recent increases in energy costs, inflation has not significantly impacted us over the past three years. We do not expect inflation to have a significant impact on our operations in the foreseeable future, unless international events substantially affect the global economy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in the preparation of the consolidated financial statements. The accounting policies and estimates we consider most critical are revenue recognition; inventory valuation under the cost method; estimation of reserves and valuation allowances specifically related to insurance, tax and legal contingencies; and valuation of long-lived assets and intangibles, including goodwill.

We consider an accounting policy or estimate to be critical if it requires difficult, subjective or complex judgments, and is material to the portrayal of our financial condition, changes in financial condition or results of operations. The selection, application and disclosure of our critical accounting policies and estimates have been reviewed by the Audit and Compliance Committee of our Board of Directors.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider pays us a fee or commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Fee or commission revenue, net of a reserve for estimated service deactivations, is generally recognized at the time the customer is accepted as a subscriber of a third-party service provider, while the residual revenue is recognized on a monthly basis.

Estimated product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. If actual results differ from these estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.7 million for the fiscal year ended December 31, 2005.

Inventory Valuation: Our inventory consists primarily of finished goods available for sale at our retail locations or within our distribution centers and is recorded at the lower of average cost or expected sales price (i.e., market value). The cost components recorded within inventory are the vendor invoice cost and certain allocated external and internal freight, distribution, warehousing and other costs required to transport the merchandise from the vendor to the point-of-sale.

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

If the estimated market value is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory item. Differences between management estimates and actual performance and pricing of our merchandise could result in inventory valuations that differ from the amount recorded at the financial statement date, and could also cause fluctuations in the amount of recorded cost of products sold.

If our estimates regarding market value are inaccurate or changes in consumer demand affect certain products in an unforeseen manner, we may be exposed to material losses or gains in excess of our established valuation reserve.

Estimation of Reserves and Valuation Allowances: The amount of liability we record for claims related to insurance, tax and legal contingencies requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our past history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position or liquidity.

We are insured for certain losses related to workers’ compensation, property and other liability claims, with deductibles up to $0.5 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that may arise above the deductible. We also have a self-insured health program administered by a third party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on information provided by either an independent actuarial firm or third party. The information includes historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in our insurance reserves at December 31, 2005, would have affected net income by approximately $8.7 million for the fiscal year ended December 31, 2005. As of December 31, 2005, actual losses had not exceeded our expectations.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxes. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority. During the third quarter of 2005, we recognized a non-cash tax benefit of $56.5 million resulting from the release of a tax contingency reserve pertaining to losses sustained in connection with our dissolved European operations.

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

Valuation of Long-Lived Assets and Intangibles, Including Goodwill: Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. Fair value is determined by discounting expected cash flows using our risk-free rate of interest.

Impairment losses, if any, are recorded in the period in which the impairment occurs. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset.

The impairment calculation requires us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges which could be material to our results of operations.

We have acquired goodwill and other separately identifiable intangibles related to business acquisitions that have occurred during prior years. The original valuation of these intangibles is typically performed by a third-party appraiser and may include the use of estimates that we provide concerning future profitability, cash flows and other judgmental factors. We review our goodwill and intangible balances on an annual basis, typically near our fiscal year end, and whenever events or changes in circumstances indicate the carrying value of the goodwill or intangibles might exceed their current fair value.

The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require us to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from our estimates, we may be exposed to an impairment charge related to our goodwill or intangibles. The total value of our goodwill and intangibles at December 31, 2005, was $46.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2005, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, were the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius Satellite Radio Inc. (“Sirius”). We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net indebtedness at December 31, 2005, of $138.5 million, consisting of fluctuating short-term investments of $161.5 million and offset by $300.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in an increase in annual net interest expense of $1.4 million. This assumption assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2005, to purchase 4 million shares of Sirius stock at an exercise price of $5.00 per share. We recorded these warrants as an asset at year end totaling $6.8 million. For every decline in value of shares of Sirius stock by $1.00, we would be exposed to a $4 million adjustment up to a maximum exposure equal to the carrying value on our balance sheet.

We also manage our portfolio of fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to long-term interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2005 and 2004, the fair value of our fixed rate long-term debt would increase $5.2 million and decrease $24.2 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2005 and 2004, the fair value of our fixed rate long-term debt would increase by $43.2 million and $25.7 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 41. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Acting CEO and CFO have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Acting CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 10, 2006. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the headings “Item 1 – Election of Directors” and “Information Concerning the Board of Directors and Committees.” For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the heading “RadioShack’s Corporate Governance Framework – Code of Conduct and Financial Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the headings “Executive Compensation,” “Compensation of Directors,” “Other Matters Involving Executive Officers,” “Report of the Management Development and Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Graph.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS

The following table provides a summary of information as of December 31, 2005, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans
approved by shareholders (1)	12,584	(2)	$ 32.46	5,584	(3)
Equity compensation plans not
approved by shareholders (4)	7,827	(5)	$ 35.99	10,802	(6)

Total	20,411		$ 33.82	16,386

(1)	Consists of the 1993 Incentive Stock Plan, the 1994 Stock Incentive Plan, the 1997 Incentive Stock Plan and the 2001 Incentive Stock Plan. Refer to Note 14 – “Stock Options and Performance Awards” (“Note 14”) of our Notes to Consolidated Financial Statements for further information.

(2)	Includes 605 shares with a weighted average exercise price of $47.39 related to a plan assumed and adopted by us when we acquired AmeriLink in 1999. No further shares will be issued under this plan. Refer to Note 14 for further information.

(3)	Includes 533,689 shares available for grants in the form of restricted stock. Refer to Note 14 for further information.

(4)	Consists of the 1999 Incentive Stock Plan (the “1999 ISP”), the RadioShack Investment Plan (“RIP”) and the RadioShack Supplemental Stock Program (“SUP”). Refer to Note 14 for more information concerning the 1999 ISP and refer to Note 17 – “RadioShack Investment Plan” of our Notes to Consolidated Financial Statements for further information concerning the RIP. The SUP enables employee-participants of our 401(k) Plan, who are no longer eligible to make pre-tax contributions to the 401(k) Plan, to make after-tax contributions to the SUP to purchase our common stock. We match 80% of each participant’s contribution. When these employee-participants are again eligible to make pre-tax contributions to our 401(k) Plan, they are not eligible to contribute to the SUP.

(5)	Excludes shares to be issued under the RIP and the SUP.

(6)	Includes shares available for future issuance under the RIP and the SUP. As of December 31, 2005, an aggregate of 9,244,563 shares and 727,463 shares were available for issuance under the RIP and the SUP, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the heading “Certain Transactions with Management and Others.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting under the headings “Fees and Services of the Auditors” and “Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report.

1)	The financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” on page 42.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 71, which immediately precedes such exhibits.

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

March 15, 2006	RADIOSHACK CORPORATION /s/ Claire H. Babrowski

Claire H. Babrowski President, Chief Operating Officer and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 15th day of March, 2006.

Signature	Title

/s/ Claire H. Babrowski	President, Chief Operating Officer and Acting Chief Executive Officer
Claire H. Babrowski	(Chief Executive Officer)

/s/ David G. Barnes	Executive Vice President and Chief Financial Officer
David G. Barnes	(Principal Financial Officer)

/s/ David P. Johnson	Senior Vice President – Chief Accounting Officer and Controller
David P. Johnson	(Principal Accounting Officer)

/s/ Leonard H. Roberts	Executive Chairman of the Board
Leonard H. Roberts

/s/ Frank J. Belatti	Director	/s/ H. Eugene Lockhart	Director
Frank J. Belatti		H. Eugene Lockhart

/s/ Ronald E. Elmquist	Director	/s/ Jack L. Messman	Director
Ronald E. Elmquist		Jack L. Messman

/s/ Robert S. Falcone	Director	/s/ William G. Morton, Jr.	Director
Robert S. Falcone		William G. Morton, Jr.

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ Richard J. Hernandez	Director	/s/ Edwina D. Woodbury	Director
Richard J. Hernandez		Edwina D. Woodbury

/s/ Robert J. Kamerschen	Director
Robert J. Kamerschen

RADIOSHACK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm..................	43-44

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005.................................	45

Consolidated Balance Sheets at December 31, 2005, and December 31, 2004.................................................................	46

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005..................................	47

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2005...................................................	48

Notes to Consolidated Financial Statements ......................................	49-70

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

We have completed integrated audits of RadioShack Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Fort Worth, Texas March 15, 2006

CONSOLIDATED STATEMENTS OF INCOME
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
	2005		2004		2003
(In millions, except per share amounts)	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	% of Revenues
Net sales and operating revenues	$5,081.7	100.0%	$4,841.2	100.0%	$4,649.3	100.0%
Cost of products sold	2,706.3	53.3	2,406.7	49.7	2,333.6	50.2

Gross profit	2,375.4	46.7	2,434.5	50.3	2,315.7	49.8

Operating expenses:
Selling, general and administrative	1,901.7	37.4	1,774.8	36.7	1,740.0	37.4
Depreciation and amortization	123.8	2.4	101.4	2.1	92.0	2.0
Total operating expenses	2,025.5	39.8	1,876.2	38.8	1,832.0	39.4

Operating income	349.9	6.9	558.3	11.5	483.7	10.4

Interest income	5.9	0.1	11.4	0.2	12.8	0.3
Interest expense	(44.5)	(0.8)	(29.6)	(0.5)	(35.7)	(0.8)
Other income, net	10.2	0.2	2.0	–	12.0	0.3

Income before income taxes	321.5	6.4	542.1	11.2	472.8	10.2

Provision for income taxes	51.6	1.0	204.9	4.2	174.3	3.8

Income before cumulative effect of
change in accounting principle	269.9	5.4	337.2	7.0	298.5	6.4

Cumulative effect of change in accounting
principle, net of $1.8 million tax benefit	(2.9)	(0.1)	–	–	–	–
Net income	$267.0	5.3%	$337.2	7.0%	$298.5	6.4%

Earnings per share:

Basic:
Income before cumulative effect of change in accounting principle	$1.82		$2.09		$1.78
Cumulative effect of change in accounting principle, net of taxes	(0.02)		–		–
Basic earnings per share	$1.80		$2.09		$1.78

Assuming dilution:
Income before cumulative effect of change in accounting principle	$1.81		$2.08		$1.77
Cumulative effect of change in accounting principle, net of taxes	(0.02)		–		–
Diluted earnings per share	$1.79		$2.08		$1.77

Shares used in computing earnings per
share:
Basic	148.1		161.0		167.7

Diluted	148.8		162.5		168.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RadioShack Corporation and Subsidiaries

	December 31,
(In millions, except for share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$224.0	$437.9
Accounts and notes receivable, net	309.4	241.0
Inventories, net	964.9	1,003.7
Other current assets	129.0	92.5

Total current assets	1,627.3	1,775.1

Property, plant and equipment, net	476.2	652.0
Other assets, net	101.6	89.6

Total assets	$2,205.1	$2,516.7

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$40.9	$55.6
Accounts payable	490.9	442.2
Accrued expenses and other current liabilities	379.5	342.1
Income taxes payable	75.0	117.5

Total current liabilities	986.3	957.4

Long-term debt, excluding current maturities	494.9	506.9
Other non-current liabilities	135.1	130.3

Total liabilities	1,616.3	1,594.6

Commitments and contingent liabilities (see Notes 11 and 12)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and
none issued	–	–
Series B convertible, 100,000 shares authorized and
none issued	–	–
Common stock, $1 par value, 650,000,000 shares authorized;
191,033,000 shares issued	191.0	191.0
Additional paid-in capital	88.2	82.7
Retained earnings	1,741.4	1,508.1
Treasury stock, at cost; 56,071,000 and 32,835,000
shares, respectively	(1,431.6)	(859.4)
Unearned compensation	(0.5)	–
Accumulated other comprehensive income (loss)	0.3	(0.3)

Total stockholders' equity	588.8	922.1

Total liabilities and stockholders' equity	$2,205.1	$2,516.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
(In millions)	2005	2004	2003
Cash flows from operating activities:
Net income	$267.0	$337.2	$298.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	123.8	101.4	92.0
Cumulative effect of change in accounting principle	4.7	–	–
Deferred income taxes and other items	(76.9)	50.2	51.7
Provision for credit losses and bad debts	0.1	(0.3)	0.4
Changes in operating assets and liabilities, excluding
acquisitions:
Accounts and notes receivable	(68.2)	(53.0)	17.2
Inventories	38.8	(234.2)	202.3
Other current assets	28.5	(7.5)	(5.2)
Accounts payable, accrued expenses and income taxes
payable and other	45.1	158.7	(5.0)

Net cash provided by operating activities	362.9	352.5	651.9

Cash flows from investing activities:
Additions to property, plant and equipment	(170.7)	(229.4)	(189.6)
Proceeds from sale of property, plant and equipment	226.0	2.5	2.0
Proceeds from sale of installation subsidiary	–	–	4.7
Purchase of kiosk business	–	(59.1)	–
Other investing activities	(16.0)	(4.2)	(6.0)

Net cash provided by (used in) investing activities	39.3	(290.2)	(188.9)

Cash flows from financing activities:
Purchases of treasury stock	(625.8)	(251.1)	(286.2)
Sale of treasury stock to employee benefit plans	30.1	35.4	35.8
Proceeds from exercise of stock options	17.4	50.4	15.7
Payments of dividends	(33.7)	(39.7)	(40.8)
Changes in short-term borrowings, net	(4.0)	(14.0)	20.7
Repayments of long-term borrowings	(0.1)	(40.1)	(20.0)

Net cash used in financing activities	(616.1)	(259.1)	(274.8)

Net (decrease)/increase in cash and cash equivalents	(213.9)	(196.8)	188.2
Cash and cash equivalents, beginning of period	437.9	634.7	446.5

Cash and cash equivalents, end of period	$224.0	$437.9	$634.7

Supplemental cash flow information:
Interest paid	$43.4	$29.3	$35.0
Income taxes paid	158.5	182.7	153.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RadioShack Corporation and Subsidiaries

	Shares at December 31,			Dollars at December 31,
(In millions)	2005	2004	2003	2005	2004	2003
Common stock
Beginning of year	191.0	191.0	236.0	$191.0	$191.0	$236.0
Retirement of treasury stock	–	–	(45.0)	–	–	(45.0)

End of year	191.0	191.0	191.0	$191.0	$191.0	$191.0

Treasury stock
Beginning of year	(32.8)	(28.5)	(64.3)	$(859.4)	$(707.2)	$(1,579.9)
Purchase of treasury stock	(25.3)	(8.0)	(11.5)	(625.8)	(246.9)	(290.9)
Issuance of common stock	1.2	1.3	1.5	31.8	33.8	37.4
Exercise of stock options and grant of stock awards	0.9	2.4	0.8	21.8	60.9	18.5
Retirement of treasury stock	–	–	45.0	–	–	1,107.7
End of year	(56.0)	(32.8)	(28.5)	$(1,431.6)	$(859.4)	$(707.2)

Additional paid-in capital
Beginning of year				$82.7	$75.2	$70.0
Issuance of common stock				3.5	5.7	0.7
Exercise of stock options and grant of stock awards				(4.5)	(9.5)	(2.0)
Stock option income tax benefits				6.5	11.3	19.6
Retirement of treasury stock				–	–	(13.1)

End of year				$88.2	$82.7	$75.2

Retained earnings
Beginning of year				$1,508.1	$1,210.6	$2,002.5
Net income				267.0	337.2	298.5
Retirement of treasury stock				–	–	(1,049.6)
Common stock cash dividends declared				(33.7)	(39.7)	(40.8)

End of year				$1,741.4	$1,508.1	$1,210.6

Unearned compensation
Beginning of year				$–	$–	$–
Restricted stock issued, net of amortization				(0.5)	–	–

End of year				$(0.5)	$–	$–

Accumulated other comprehensive income (loss)
Beginning of year				$(0.3)	$(0.3)	$(0.5)
Other comprehensive income				0.6	–	0.2

End of year				$0.3	$(0.3)	$(0.3)

Total stockholders' equity				$588.8	$922.1	$769.3

Comprehensive income
Net income				$267.0	$337.2	$298.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments				(0.4)	0.1	0.3
Amortization of gain on cash flow hedge				(0.1)	(0.1)	(0.1)
Unrealized gain on securities				1.1	–	–
Other comprehensive income				0.6	–	0.2

Comprehensive income				$267.6	$337.2	$298.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes to facilitate your review.

Note 1 –	Description of Business
Note 2 –	Summary of Significant Accounting Policies
Note 3 –	Accounts and Notes Receivable, Net
Note 4 –	Property, Plant and Equipment ("PP&E"), Net
Note 5 –	Other Assets, Net
Note 6 –	Indebtedness and Borrowing Facilities
Note 7 –	Treasury Stock Retirement
Note 8 –	Accrued Expenses and Other Current Liabilities
Note 9 –	Other Non-Current Liabilities
Note 10 –	Income Taxes
Note 11 –	Litigation
Note 12 –	Commitments and Contingent Liabilities
Note 13 –	Sale and Leaseback Transaction
Note 14 –	Stock Options and Performance Awards
Note 15 –	Deferred Compensation Plans
Note 16 –	Termination Protection Plans
Note 17 –	RadioShack Investment Plan
Note 18 –	RadioShack 401(k) Plan
Note 19 –	Stock Repurchase Program
Note 20 –	Preferred Share Purchase Rights
Note 21 –	Dividends Declared
Note 22 –	Product Sales Information
Note 23 –	Quarterly Data (Unaudited)
Note 24 –	Segment Reporting
Note 25 –	Subsequent Event

NOTE 1 – DESCRIPTION OF BUSINESS
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain. Our strategy is to dominate cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants. We have adopted a multi-channel, multi-brand and multi-national approach to achieve this strategy. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries.

Additional information regarding our business segments is presented below in Note 24 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K.

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2005, we operated 4,972 company-operated stores under the RadioShack brand, located throughout the United States, as well as in Puerto Rico, and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios, memory players and wellness products. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2005, we operated 777 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks we operate in major shopping malls. These locations, which are not RadioShack-branded, offer product lines including wireless handsets and associated accessories, as well as DTH satellite systems. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations which are described in more detail below.

Dealer Outlets: At December 31, 2005, we also had a network of 1,686 RadioShack dealer outlets, including 37 located outside of the U.S. These outlets provide private label and third-party branded products and services to smaller communities. The dealers are generally engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products available online may be exchanged or returned at neighborhood RadioShack locations.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are also a vendor-authorized service provider for third parties such as Sony, Hewlett-Packard, RCA/Thomson, Kyocera, Nokia, Samsung, ATC Logistics & Electronics and LG Electronics, among others. In addition, we perform repairs for third-party service centers and extended service plan providers. At December 31, 2005, we had seven RadioShack service centers in the U.S. and one in Puerto Rico that repair name-brand and private label products sold through our various sales channels.

International Operations: At December 31, 2005, we had 9 company-operated stores located in major shopping malls and strip centers and 16 dealer outlets in Canada. Additionally, there were 129 RadioShack-branded stores and 38 dealers in Mexico, which are operated by a joint venture of which we are a minority owner with Grupo Gigante, S.A. de C.V.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

RadioShack Global Sourcing (“RSGS”) – RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our branded and non-branded business.

Consumer Electronics Manufacturing – We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 2,400 employees as of December 31, 2005. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a wide variety of “hard-to-find” parts and accessories for consumer electronics products.

RadioShack Customer Support – Using state-of-the-art telephone systems, Web self-help guides and data networks, RadioShack Customer Support responds to more than 3 million phone calls and e-mails annually. The responses include answers to customers’ unique requests for hard-to-find parts, batteries and accessories; customer service inquiries; and direct sales requests related to our Web site and retail stores.

RadioShack Technology Services (“RSTS”) – Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our company stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

Distribution Centers – At December 31, 2005, we had eight distribution centers that ship over one million cartons each month on average to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions and accounts are eliminated in consolidation.

Segments: We consider RadioShack company-operated stores and kiosks to be our reportable segments based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The accounting policies of the reportable operating segments are the same as those described in the remainder of this note.

Reclassifications: Certain amounts in the December 31, 2004 and 2003, financial statements have been reclassified to conform with the December 31, 2005, presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider pays us an upfront commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

Cost of Products Sold: Cost of products sold primarily includes the total cost of merchandise inventory sold; costs of services provided; in-bound freight expenses to our distribution centers; out-bound freight expenses to our retail outlets; physical inventory valuation adjustments and losses; customer shipping and handling charges; certain vendor allowances that are not specific, incremental and identifiable; and other costs.

Vendor Allowances: We receive allowances from third-party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services in the normal course of business. We consider vendor allowances received to be a reduction in the price of a vendor’s products or services and record them as a component of cost of products sold, unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products and services, in which case we record them when earned as an offset to the associated expense incurred to promote the applicable products and/or services.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see our previous “Vendor Allowances” discussion). Advertising expense was $263.1 million, $271.5 million and $254.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, net of vendor allowances of $44.1 million, $33.9 million and $40.9 million, respectively.

Stock-Based Compensation: At December 31, 2005, we had various stock-based employee compensation plans in use. We measure stock-based compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized for our fixed price stock option plans, as the exercise price of options must be equal to or greater than the stock price on the date of grant under our incentive stock plans. The table below illustrates the effect on net income and earnings per share as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the vesting period. We will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, effective January 1, 2006, and will modify our accounting for stock options and other equity awards accordingly. See “Recently Issued Accounting Pronouncements” below.

	Year Ended December 31,
(In millions, except per share amounts)	2005	2004	2003
Income before cumulative effect of change in accounting principle	$269.9	$337.2	$298.5
Cumulative effect of change in accounting principle, net of taxes	(2.9)	–	–
Net income	267.0	337.2	298.5
Stock-based employee compensation expense included in
reported net income, net of related tax effects	7.8	12.8	14.2
Total stock-based compensation expense determined under
fair value method for all awards, net of related tax effects	(20.4)	(34.7)	(51.1)

Pro forma net income	$254.4	$315.3	$261.6

Earnings per share:
Basic - as reported	$1.80	$2.09	$1.78
Basic - pro forma	$1.72	$1.96	$1.56
Diluted - as reported	$1.79	$2.08	$1.77
Diluted - pro forma	$1.71	$1.94	$1.55

The pro forma amounts in the preceding table were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life in years	4	6	6
Expected volatility	38.3%	48.0%	48.3%
Annual dividend paid per share	$0.25	$0.25	$0.25
Risk free interest rate	3.8%	3.3%	3.1%
Fair value of options granted during year	$9.39	$16.28	$9.63

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

	Year Ended December 31,
	2005			2004			2003
(In millions, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income before cumulative effect of change in accounting principle	$269.9			$337.2			$298.5
Cumulative effect of change in accounting principle, net of taxes	(2.9)			–			–

Basic EPS
Net income	267.0	148.1	$1.80	337.2	161.0	$2.09	298.5	167.7	$1.78

Effect of dilutive
securities:
Stock options		0.7			1.5			1.2

Diluted EPS
Net income plus
assumed conversions	$267.0	148.8	$1.79	$337.2	162.5	$2.08	$298.5	168.9	$1.77

Options to purchase 15.8 million, 10.9 million and 16.8 million shares of common stock in 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the year, and the effect of their inclusion would be anti-dilutive.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 4.1% and 2.2% at December 31, 2005 and 2004, respectively, for cash equivalents totaling $161.5 million and $386.2 million, respectively.

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

Inventories: Our inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers; out-bound freight expenses to our retail outlets; and other direct costs. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory.

Property, Plant and Equipment: We state our property, plant and equipment at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are primarily calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. When we sell or retire depreciable assets, we remove the related cost and accumulated depreciation from our accounts, and we recognize gains and losses. Major additions and betterments are capitalized. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are charged to operations as we incur these expenses.

Capitalized Software Costs: We capitalize qualifying costs related to developing internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2005, 2004 and 2003, totaled $62.4 million, $42.6 million and $37.9 million, net of accumulated amortization of $86.4 million, $65.8 million and $53.3 million, respectively.

Impairment of Long-Lived Assets: We review long-lived assets (primarily property, plant and equipment) held and used by us or to be disposed of by us for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Recoverability is assessed based on estimated undiscounted cash flows from the useful asset, pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”

Goodwill and Intangibles: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2005, our net goodwill balance totaled $22.3 million, consisting primarily of goodwill resulting from the acquisition of the SAM’S CLUB kiosk business effective October 1, 2004. Additionally, as of December 31, 2005, we had $24.2 million in intangible assets arising from the SAM’S CLUB kiosk business acquisition. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite useful lives are not amortized but are reviewed annually at the end of our fiscal year for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We primarily estimate fair values utilizing valuation methods such as discounted cash flows.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to the short-term nature of their maturities or their varying interest rates.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

Derivatives: We use our interest rate swap agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. The accounting for changes in the fair value of an interest rate swap depends on the use of the swap. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative’s fair value is recorded in earnings, as is the change in fair value of the item being hedged. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. Any portion we consider to be ineffective is immediately reported in our earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness. Through the use of interest rate swap agreements, we have reduced our net interest expense by $2.8 million, $8.7 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Our exposure to market risk, specifically the equity markets, relates to 4 million warrants we earned as of December 31, 2005 to purchase Sirius stock at an exercise price of $5.00 per share. We recorded these warrants as an asset at year end totaling $6.8 million. For every $1.00 Sirius stock value declines, we would be exposed to a $4 million adjustment up to the carrying value on the balance sheet.

We maintain strict internal controls over our hedging activities, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We monitor our hedging positions and credit worthiness of our counter-parties and do not anticipate losses due to our counter-parties’ nonperformance. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the applicable local currency. Translation gains or losses related to net assets located outside the United States are included as a component of accumulated other comprehensive income (loss) and are classified in the stockholders’ equity section of the accompanying Consolidated Balance Sheets.

Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income is composed of foreign currency translation adjustments, amortization of gain on an interest rate swap used as a cash flow hedge, and unrealized gain on securities, which are shown net of tax in our accompanying Consolidated Statements of Stockholders’ Equity.

Recently Issued Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We have adopted the provisions of SFAS No. 123R effective January 1, 2006, utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from this effective date. We anticipate that the adoption of SFAS No. 123R will result in an increase in compensation expense of approximately $13 million for the year ending December 31, 2006.

Furthermore, as a result of our evaluation of the guidance provided within SFAS No. 123R and SAB No. 107, we have refined our methodologies used to estimate expected volatility and expected term upon our adoption of SFAS No. 123R. The expected volatility assumption will be determined utilizing a combination of historical and implied volatility, and the refined expected term methodology is anticipated to result in a shorter expected term than historically utilized in our pro forma disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. We are often legally obligated to remove leasehold improvements and fixtures whenever we vacate a leased premise, although the date or method of settlement may not be known. Based on our ability to reasonably estimate the settlement date, method of settlement, and associated probabilities, we believe we have sufficient information to apply an expected present value technique in order to estimate the fair value of our obligation to remove these assets from the leased premises.

FIN No. 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of 2005. As a result, we recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected in the year ended December 31, 2005, as a cumulative effect of change in accounting principle. This charge represents the difference between the asset retirement obligation and capitalized asset retirement costs recognized in our December 31, 2005, Consolidated Balance Sheet.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes lease renewals that are reasonably assured at the date of the business combination or purchase. This guidance is effective for interim reporting periods beginning after June 29, 2005, and is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after the effective date. The adoption of EITF No. 05-6 did not materially impact our financial condition or results of operations during the year ended December 31, 2005.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2005 and 2004, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2005	2004
Receivables from vendors and service
providers	$195.7	$131.4
Trade accounts receivable	92.0	80.6
Other receivables	22.6	30.4
Allowance for doubtful accounts	(0.9)	(1.4)

Accounts and notes receivable, net	$309.4	$241.0

Receivables from vendors and service providers relate to marketing development funds, residual income, customer acquisition fees, rebates and other promotions from our third-party service providers and product vendors, after taking into account estimates for service providers’ customer deactivations and non-activations, which are factors in determining the amount of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts

	December 31,
(In millions)	2005	2004	2003
Balance at the beginning of the year	$1.4	$4.1	$7.4
Provision for (recovery of) bad debts included
in selling, general and administrative
expense	0.1	(0.3)	0.4
Uncollected receivables written off,
net of recoveries	(0.6)	(2.4)	(3.7)

Balance at the end of the year	$0.9	$1.4	$4.1

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT (“PP&E”), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

	Range of	December 31,
(In millions)	Estimated Useful Life	2005	2004
Land	–	$18.1	$35.1
Buildings	10 - 40 years	93.3	288.5
Furniture, fixtures and equipment	2 - 15 years	748.8	704.1
Leasehold improvements	The shorter of the useful life of the
	improvements or the term of the related
	lease and certain renewal periods	380.7	356.7

Total PP&E		1,240.9	1,384.4
Less accumulated depreciation
and amortization		(764.7)	(732.4)

PP&E, net		$476.2	$652.0

In December 2005, we sold our new corporate campus in a sale and leaseback transaction. This sale-leaseback transaction is the principal reason for the decrease in land and buildings from 2004 to 2005.

NOTE 5 – OTHER ASSETS, NET

	December 31,
(In millions)	2005	2004
Notes receivable	$14.3	$10.6
Goodwill	22.3	26.8
Deferred income taxes	10.0	–
Intangibles	17.7	19.9
Other	37.3	32.3

Total other assets, net	$101.6	$89.6

The change in the carrying amount of goodwill is as follows:

(In millions)
Balance at December 31, 2004	$26.8
WRI purchase accounting adjustment	(4.5)
Balance at December 31, 2005	$22.3

During the third quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. (“WRI”). These assets included wireless kiosks and inventory located within SAM’S CLUB retail locations. This acquisition enabled us to leverage our retail support infrastructure to expand into other retail channels more rapidly. The acquisition was accounted for using the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations” (“SFAS No. 141”). In accordance with SFAS No. 141, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent valuations and supported by internal studies. The total purchase price of $59.1 million was allocated primarily to fixed assets, goodwill and a separately identifiable intangible asset, which is our contract with SAM’S CLUB. The final purchase price allocation to goodwill and to intangibles was $18.6 million and $25.2 million, respectively. We reduced the price allocation of goodwill by $4.5 million in 2005, and do not anticipate any other adjustments. The majority of the $22.3 million in goodwill is associated with our kiosks segment.

The intangible asset associated with our contract with SAM’S CLUB is being amortized over five years and the estimated amortization expense for years ending December 31, 2006, 2007, 2008, and 2009 is $6.4 million, $6.4 million, $6.4 million, and $4.9 million, respectively.

NOTE 6 – INDEBTEDNESS AND BORROWING FACILITIES
Short-Term Debt, Including Current Maturities of Long-Term Debt

	December 31,
(In millions)	2005	2004
Short-term debt	$8.3	$22.7
Financing obligation	32.3	32.3
Current portion of capital lease obligations	0.3	0.6
Total short-term debt, including current maturities of long-term debt	$40.9	$55.6

Long-Term Debt, Excluding Current Maturities

	December 31,
(In millions)	2005	2004
Ten-year 7.375% unsecured note payable due in 2011	$350.0	$350.0
Ten-year 6.95% unsecured note payable due in 2007	150.0	150.0
Medium-term unsecured notes payable with an interest rate at
December 31, 2005, of 6.42% due in 2008	5.0	5.0
Financing obligation	32.3	32.3
Notes payable with interest rates at December 31, 2005,
ranging from 3.8% to 4.35% due from 2006 to 2014	6.1	6.1
Capital lease obligations	0.3	0.6
Unamortized debt issuance costs	(3.5)	(4.7)
Fair value of interest rate swaps	(7.6)	0.5

	532.6	539.8

Less current portion of:
Notes payable	5.1	–
Financing obligation	32.3	32.3
Capital lease obligations	0.3	0.6

	37.7	32.9

Total long-term debt, excluding current maturities	$494.9	$506.9

Long-term borrowings and financing obligation outstanding at December 31, 2005, mature as follows:

(In millions)	Long-Term Borrowings	Capital Lease	Financing Obligation	Total
2006	$5.1	$0.3	$32.3	$37.7
2007	150.0	–	–	150.0
2008	5.0	–	–	5.0
2009	–	–	–	–
2010	–	–	–	–
2011 and thereafter	351.0	–	–	351.0

Total	$511.1	$0.3	$32.3	$543.7

The fair value of our long-term debt of $511.1 million and $544.0 million at December 31, 2005 and 2004, respectively, (including current portion, but excluding capital leases) was approximately $534.8 million and $629.7 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

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

On May 11, 2001, we issued $350.0 million of 10-year 7.375% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The net effect of this exchange was that no additional debt was issued, and substantially all of the notes became registered with the SEC.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other assets, net, of $7.6 million and $5.4 million (their fair value) at December 31, 2005 and 2004, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2005, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2005, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes have a maturity in January 2008. As of December 31, 2005, there was no availability under this shelf registration.

Short-Term Borrowing Facilities

	Year Ended December 31,
(In millions)	2005	2004	2003
Domestic seasonal bank credit lines and
bank money market lines:
Lines available at year end	$780.0	$600.0	$700.0
Loans outstanding at year end	–	–	–
Weighted average interest rate at year end	–	–	–
Weighted average loans outstanding	$–	$–	$–
Weighted average interest rate during year	–	–	–
Short-term foreign credit lines:
Lines available at year end	$9.4	$7.2	$7.2
Loans outstanding at year end	$1.1	$–	$–
Weighted average interest rate at year end	4.82%	–	–
Weighted average loans outstanding	$–	$–	$–
Weighted average interest rate during year	4.80%	–	–
Letters of credit and banker's acceptance lines
of credit:
Lines available at year end	$173.4	$168.5	$162.7
Acceptances outstanding at year end	–	–	–
Letters of credit open against outstanding
purchase orders at year end	$10.2	$30.3	$20.0
Commercial paper credit facilities:
Commercial paper outstanding at year end	$–	$–	$–
Weighted average interest rate at year end	–	–	–
Weighted average commercial paper
outstanding	$138.0	$–	$–
Weighted average interest rate during year	3.98%	–	–

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

Commercial Paper:We have access to short-term debt instruments, such as commercial paper issuances, available to supplement our short-term financing needs. The commercial paper program, when utilized, has a typical maturity of 90 days or less. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $730 million revolving credit facilities described in more detail below. As of March 3, 2006, we had no commercial paper outstanding.

Credit Facilities: On August 8, 2005, we added a $175 million short-term credit facility maturing on December 30, 2005, and a $175 million 364-day revolving credit facility maturing in August 2006. In the second quarter of 2004, we replaced our existing $300 million 364-day revolving credit facility with a new five-year credit facility maturing in June 2009. The terms of these credit facilities are substantially similar to our previously existing credit facilities. These credit facilities are in addition to our existing $300 million five-year credit facility, which expires in June 2007. On December 20, 2005, we reduced our credit facilities to $730 million, after receiving the proceeds from the sale-leaseback of our corporate campus. Both $300 million facilities remain in place and the $175 million facility expiring in August 2006 was reduced to $130 million. These credit facilities support our commercial paper program and gave us $730 million in commercial paper availability at December 31, 2005.

As of December 31, 2005, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary covenants, and we were in compliance with these covenants as of December 31, 2005.

Other Indebtedness: In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation, because we retained certain responsibilities during the lease term. Under a financing obligation, the associated assets remain on our balance sheet. This obligation expires in 2006. The lessors are unrelated third-parties. We entered into this transaction in contemplation of and to facilitate the relocation of our corporate headquarters to a new custom-built corporate campus, which was completed by March 31, 2005. We began to occupy the new campus in the fourth quarter of 2004.

NOTE 7 – TREASURY STOCK RETIREMENT
In December 2003, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued. Additional details of the transaction can be found in our 2003 Consolidated Statement of Stockholders’ Equity.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
(In millions)	2005	2004
Payroll and bonuses	$73.8	$86.0
Insurance	86.5	74.8
Sales and payroll taxes	44.2	39.5
Rent	36.0	22.7
Gift card deferred revenue	20.7	18.8
Other	118.3	100.3

Total accrued expenses and other current
liabilities	$379.5	$342.1

NOTE 9 – OTHER NON-CURRENT LIABILITIES

	December 31,
(In millions)	2005	2004
Deferred compensation	$81.8	$78.2
Deferred revenue	24.2	30.6
Deferred taxes	–	13.5
Other	29.1	8.0

Total other non-current liabilities	$135.1	$130.3

Deferred revenue resulted from funds we received from wireless vendors in conjunction with the acquisition of the SAM’S CLUB kiosk business and it is being recognized ratably over the term of the agreement.

NOTE 10 – INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2005 and 2004, were composed of the following:

	December 31,
(In millions)	2005	2004
Deferred tax assets:
Insurance reserves	$23.7	$24.3
Deferred compensation	28.6	25.5
Inventory adjustments, net	24.7	1.6
Restructuring reserves	2.7	2.6
Bad debt reserve	0.4	0.5
Deferred revenue	6.5	–
Accrued average rent	11.4	6.1
Other	23.3	6.8

Total deferred tax assets	121.3	67.4

Deferred tax liabilities:
Deferred taxes on foreign operations	3.3	16.2
Depreciation and amortization	14.9	24.1
Other	6.0	3.8

Total deferred tax liabilities	24.2	44.1

Net deferred tax assets	$97.1	$23.3

Deferred tax assets and liabilities were included
in the balance sheet as follows:
Other current assets	$87.1	$36.8
Other non-current assets (liabilities)	10.0	(13.5)

Net deferred tax assets	$97.1	$23.3

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are shown in the two accompanying tables.

Income Tax Expense (Benefit)

	Year Ended December 31,
(In millions)	2005	2004	2003
Current:
Federal	$96.4	$140.6	$117.5
State	22.9	21.1	21.9
Foreign	4.6	4.6	3.3

	123.9	166.3	142.7

Deferred:
Federal	(55.4)	36.1	33.5
State	(16.9)	2.5	(1.9)

	(72.3)	38.6	31.6

Provision for income taxes	$51.6	$204.9	$174.3

Statutory vs. Effective Tax Rate

	Year Ended December 31,
(In millions)	2005	2004	2003
Components of income from
continuing operations:
United States	$303.7	$520.3	$456.5
Foreign	17.8	21.8	16.3

Income before income taxes	321.5	542.1	472.8
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%

Federal income tax expense at statutory rate	112.5	189.7	165.5
State income taxes, net of federal benefit	3.9	15.4	13.0
Contingency reserve release	(56.5)	–	–
Foreign repatriation benefit	(8.9)	–	–
Other, net	0.6	(0.2)	(4.2)

Total income tax expense	$51.6	$204.9	$174.3

Effective tax rate	16.0%	37.8%	36.9%

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2005 or 2004. Our tax returns are subject to examination by taxing authorities in various jurisdictions. The Internal Revenue Service is currently in the process of concluding its examination of our federal income tax returns for the taxable years from 1998 through 2001. Several states are also currently in the process of examining our state income tax returns. We record tax reserves based on our best estimate of current tax exposures in the relevant jurisdictions. While we believe that the reserves recorded in the consolidated financial statements accurately reflect our tax exposures, our actual tax liabilities may ultimately differ from those estimates if we prevail in matters for which accruals have been established, or if taxing authorities successfully challenge the tax treatment upon which our management has based its estimates. Accordingly, our effective tax rate for a particular period may materially change.

During 2005, we recognized a non-cash income tax benefit of $56.5 million resulting from the release of a tax contingency reserve. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in 2005 because the statute of limitations governing these issues expired on September 30, 2005.

The American Jobs Creation Act of 2004 (“AJC Act”) was signed into law on October 22, 2004, and provided a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction, reducing the effective federal income tax rate on such earnings from 35% to 5.25%. The earnings had to be reinvested in the U.S. under a plan that was approved by our CEO and Board of Directors. We repatriated $49.4 million of foreign earnings during 2005. As we have not previously had any amounts reflected in our financial statements as earnings permanently invested outside the United States, a total tax benefit of $8.9 million was recognized in 2005 related to the repatriation.

NOTE 11 – LITIGATION
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

In September 2005, the judge in the Perez case granted, in part, the plaintiffs’ motion for partial summary judgment. This interlocutory ruling held that any Perez class member not supervising at least 80 hours of weekly payroll at least 80% of the time could not be deemed exempt from overtime pay. We respectfully disagree with the ruling and will continue to defend our position. Although the plaintiffs’ counsel in Perez has publicly stated that they believe our alleged liability, as a result of the judge’s ruling, may be in excess of $10 to $15 million, we strongly disagree with this assessment. Based on our current analysis, we believe that our alleged liability upon the final disposition of this ruling will be substantially less, if any at all. We anticipate that the trial of all remaining issues in the Perez case will begin in June 2006, and we believe it is likely we will prevail on all of the remaining issues at trial.

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

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: We lease rather than own most of our facilities. Our lease agreements (including our corporate headquarters lease described in Note 13) expire at various dates through January 2026. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store’s sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease distribution centers and our corporate campus. Additionally, we lease automobiles and information systems equipment.

Future minimum rent commitments at December 31, 2005, under long-term non-cancelable operating leases (net of immaterial amounts of sublease rent income) are included in the following table.

(In millions)
2006	$212.5
2007	187.2
2008	140.6
2009	100.4
2010	74.1
2011 and thereafter	313.4

Total minimum lease payments	$1,028.2

Rent Expense

	Year Ended December 31,
(In millions)	2005	2004	2003
Minimum rents	$222.6	$203.0	$201.4
Occupancy cost	47.4	45.3	44.3
Contingent rents	25.5	11.1	4.4

Total rent expense	$295.5	$259.4	$250.1

From time to time, we enter into store operating leases that provide for free or reduced rental periods, usually during the finish-out of our retail locations before the store opens for business. These periods are commonly referred to as “rent holidays” and average 60 days. Prior to January 2005, we did not recognize straight-line rent expense during the pre-opening rent holiday period but rather began recording rent expense from the day the store opened. Beginning January 1, 2005, we changed our accounting policy by including the rent holiday period in our straight-line rent calculation. We do not believe that this change in policy will have a material effect on our future consolidated statements of income or balance sheets, and will have no effect on our cash flows.

Contingent Liabilities: We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA as part of the sale of our Computer City, Inc. subsidiary to CompUSA, in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments (assuming no projected sublease income) is approximately $121 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

Purchase Obligations: We have purchase obligations of $481.3 million at December 31, 2005, which include our product commitments, marketing agreements and freight commitments. Of this amount, $419.6 million relates to 2006.

NOTE 13 - SALE AND LEASEBACK TRANSACTION
In December 2005, we entered into a sale and leaseback transaction of our corporate headquarters in Fort Worth, Texas. Under the terms of the arrangement, we sold our corporate campus, including the underlying land, for $220.4 million in net proceeds and will lease it back for a period of 20 years. This transaction qualified for sale-leaseback accounting; therefore, the asset was removed from the balance sheet and the lease has been accounted for as an operating lease. The gain of $4.0 million realized on this transaction has been deferred and will be amortized to income over the term of the lease.

The operating lease is structured as a triple-net lease, under which we are responsible for the insurance, taxes and maintenance on the property. During the 20 year initial lease term, the lease agreement requires an annual increase of 1.25% in base rent. The average annual rent expense will be recognized on a straight-line basis over the term of the lease. At the expiration of the initial lease term, the lease contains four 5-year renewal options, which may be exercised at our sole discretion.

The minimum lease payments required by the lease over the initial 20 year lease term are as follows:

(In millions)
2006	$14.1
2007	14.3
2008	14.5
2009	14.6
2010	14.8
2011 through 2026	245.8

Total minimum lease payments	$318.1

NOTE 14 – STOCK OPTIONS AND PERFORMANCE AWARDS
We have implemented several plans to award employees stock-based compensation. Under the Incentive Stock Plans (“ISPs”) described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The 1997, 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee of our Board of Directors specifies the terms for grants of options under these ISPs; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

In 2004 the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors (“Directors”) as specified in the 1997, 1999 and 2001 ISPs. New Directors receive a one-time grant of 5,000 deferred stock units (“Units”) on the date they attend their first Board meeting. Each Director who has served one year or more as of June 1 of any year will automatically be granted 3,500 Units on the first business day of June of each year in which he or she serves as a Director. Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting may be accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years.

A brief description of each our stock plans follows:

1993 Incentive Stock Plan (“1993 ISP”):The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. There were no shares available on December 31, 2005, for grants under the 1993 ISP. The 1993 ISP expired March 28, 2003, and no further grants may be made under this plan.

1994 Stock Incentive Plan (“1994 SIP”): As part of our purchase of RadioShack Installation Services (“AmeriLink”) in 1999, we assumed the existing AmeriLink 1994 Stock Incentive Plan and certain related agreements and agreed to convert AmeriLink’s stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management has determined that no further grants will be made under this plan; there were no shares available for grant at December 31, 2005, under the 1994 SIP. There were also certain restricted stock agreements that were assumed by us at the time of acquisition. On September 10, 2003, we sold AmeriLink. The 1994 SIP expired on December 31, 2004, and no further grants may be made under this plan.

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 533,689 shares available on December 31, 2005, for grants under the 1997 ISP.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 830,453 shares available on December 31, 2005, for grants under the 1999 ISP.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 5,050,650 shares available on December 31, 2005, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning
of year	20,903	$33.79	23,889	$32.85	22,816	$34.32
Grants	1,568	28.56	1,256	34.97	3,541	21.31
Exercised	(843)	20.80	(2,399)	21.17	(755)	20.72
Forfeited	(1,217)	35.57	(1,843)	38.87	(1,713)	33.85

Outstanding at end of year	20,411	$33.82	20,903	$33.79	23,889	$32.85

Exercisable at end of year	17,430	$34.79	17,295	$35.27	17,438	$34.99

Fixed Price Stock Options

(Share amounts in thousands)	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2005	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2005	Weighted Average Exercise Price
$10.05 – 24.53	3,398	4.12	years	$20.34	2,435	$19.88
25.00 – 28.55	4,317	2.95		27.39	4,309	27.39
28.86 – 37.19	3,854	4.85		31.31	1,844	31.29
38.35 – 38.35	3,912	5.14		38.35	3,912	38.35
38.41 – 69.34	4,930	4.01		47.10	4,930	47.10

$10.05 – 69.34	20,411	4.18	years	$33.82	17,430	$34.79

Restricted Stock: We may also use restricted stock grants to compensate certain of our employees. As of December 31, 2005, 45,869 shares of restricted stock were outstanding. Compensation expense related to restricted shares is recognized ratably over the related service period. This expense totaled $0.7 million for the year ended December 31, 2005. There was no expense for the years ended December 31, 2004 and 2003.

NOTE 15 – DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan (“EDCP”) and the Executive Deferred Stock Plan (“EDSP”) became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer under the EDSP delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals under the EDCP may be made in mutual funds. We match 12% of salary and bonus deferrals in the form of our common stock under the EDCP and EDSP. Under the EDSP, participants receive only our common stock. Under the EDSP we will match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock. Payment of deferrals will be made in cash and our stock under the EDCP and only in our common stock under the EDSP; payments to the employee will be in a lump sum or in annual installments not to exceed 20 years.

We contributed $0.7 million, $0.9 million and $0.4 million in total to the combined EDCP and EDSP for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 16 – TERMINATION PROTECTION PLANS
In August 1990 and in May 1995, our Board of Directors approved termination protection plans and amendments to the termination protection plans, respectively. These plans provide for defined termination benefits to be paid to our eligible employees who have been terminated, without cause, following a change in control of our company. In addition, for a certain period of time following an employee’s termination, we, at our expense, must continue to provide on behalf of the terminated employee certain employment benefits. In general, during the twelve months following a change in control, we may not terminate or change existing employee benefit plans in any way which would affect accrued benefits or decrease the rate of our contribution to the plans. There have been no payments under these protection plans for the years shown.

NOTE 17 – RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the “Investment Plan”). Only employees participating in the former plan as of April 29, 2004, may participate in the Investment Plan. New employees are not eligible to participate in the Investment Plan. Participants contribute from 1% to 7% of their annual compensation, based on the amount of their election in the employee stock purchase plan as of April 29, 2004. Participants may decrease, but not increase, the amount of their election. Participants may annually elect to receive their contributions either in the form of cash or our common stock. We match 40%, 60% or 80% of each participant’s contribution, depending on the participant’s length of continuous participation in the employee stock purchase plan as of April 29, 2004. This matching contribution is in the form of either cash or our common stock, based on the participant’s election to receive his or her contribution in cash or common stock, as described above. Our contributions to the Investment Plan amounted to $10.9 million, $13.6 million and $15.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 18 – RADIOSHACK 401(k) PLAN
The RadioShack 401(k) Plan (“401(k) Plan”) is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in our common stock. Participants may defer, via payroll deductions, 1% to 15% of their annual compensation; however, officers may only defer from 1% to 8% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. We presently contribute an amount to each participant’s account maintained under the 401(k) Plan equal to 30% of the participant’s contributions on up to 8% of their annual compensation. This percentage contribution by us is discretionary and may change in future years. Any contributions by us are made directly to the 401(k) Plan and are made in cash and invested in an age appropriate retirement fund for each participant; however, participants may immediately reinvest our contribution into other investment alternatives provided by the 401(k) Plan. Effective April 1, 2002, a participant becomes fully vested in the 401(k) Plan contributions we made on his on her behalf on the third anniversary of the participant’s employment date. At January 1, 2004, the 401(k) Plan year was changed to a calendar year basis. On July 1, 2006, the 401(k) Plan’s plan year will change to July 1 through June 30.

(In millions)	2005	2004	2003
401(k) company
contribution	$4.7	$4.7	$4.7

NOTE 19 – STOCK REPURCHASE PROGRAM
On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We repurchased 4.7 million shares of our common stock for $125.8 million for the year ended December 31, 2005, under our approved repurchase programs (but excluding the OSR). The funding required for these repurchases came from cash generated from net sales and operating revenues and cash and cash equivalents. We also repurchase shares in the open market to offset the sales of shares to our employee benefit plans. As of March 3, 2006, there was $209.9 million available under the $250 million share repurchase program. Management suspended purchases under the $250 million share repurchase program, while the financial institution completed the overnight share repurchase program (“OSR”) described below. As of March 3, 2006, management has not resumed share repurchases under the $250 million program.

On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under the OSR. The share price upon completion of the transaction was $24.15. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market.

NOTE 20 – PREFERRED SHARE PURCHASE RIGHTS
In July 1999, we amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, was scheduled to expire on July 26, 2009; however, as discussed below, the rights plan was amended to terminate the plan effective January 31, 2006. The rights are represented by our common stock certificates. When the rights become exercisable, they will entitle each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights will become exercisable and will trade separately from the common stock only upon the date of public announcement that a person, entity or group (“Person”) has acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors (“Acquiring Person”) or ten days after the commencement or public announcement of a tender or exchange offer which would result in any Person becoming an Acquiring Person. In the event that any Person becomes an Acquiring Person, the rights will be exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person becomes an Acquiring Person, we engage in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights will be exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights will not be exercisable by any Acquiring Person. The rights are redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person becomes an Acquiring Person.

On January 13, 2006, the rights plan was amended to provide that the plan would terminate effective January 31, 2006. As a result of this amendment, the rights are no longer outstanding and will not be exercisable after January 31, 2006.

NOTE 21 – DIVIDENDS DECLARED
We declared dividends of $0.25 for each of the years 2005, 2004 and 2003, respectively, which were paid annually in December.

NOTE 22 – PRODUCT SALES INFORMATION
Our consolidated net sales and operating revenues are summarized by groups of similar products and services as follows:

	Consolidated Net Sales and Operating Revenues Year Ended December 31,
(In millions)	2005		2004		2003
Wireless	$1,745.2	34.3%	$1,636.2	33.8%	$1,335.8	28.7%
Accessory	1,039.9	20.5	1,014.1	20.9	1,023.8	22.0
Personal electronics	746.5	14.7	653.4	13.5	615.9	13.2
Modern home	672.6	13.2	695.4	14.4	808.0	17.4
Power	302.3	6.0	312.0	6.4	312.4	6.7
Service	258.8	5.1	210.7	4.4	227.7	4.9
Technical	205.2	4.0	204.2	4.2	216.2	4.7
Service centers and
other sales	111.2	2.2	115.2	2.4	109.5	2.4

Consolidated net sales and
operating revenues	$5,081.7	100.0%	$4,841.2	100.0%	$4,649.3	100.0%

NOTE 23 – QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31	June 30	Sept. 30		Dec. 31
Year ended December 31, 2005:

Net sales and operating revenues	$1,122.9	$1,092.2	$1,194.7		$1,671.9
Cost of products sold	556.7	538.0	626.6		985.0	(1)

Gross profit	566.2	554.2	568.1		686.9

SG&A expense	450.5	431.4	447.5		572.3
Depreciation and amortization	29.5	30.4	31.7		32.2

Total operating expenses	480.0	461.8	479.2		604.5

Operating income	86.2	92.4	88.9		82.4

Interest income	1.8	1.8	1.2		1.1
Interest expense	(9.3)	(9.4)	(11.7)		(14.1)
Other income, net	10.2	–	–		–
Income before taxes	88.9	84.8	78.4		69.4

Provision for (benefit from) income taxes	33.9	32.5	(30.1	) (2)	15.3	(2)

Income before cumulative effect of
change in accounting principle	55.0	52.3	108.5		54.1

Cumulative effect of change in accounting
principle, net of a $1.8 million tax benefit	–	–	–		(2.9	) (3)
Net income	$55.0	$52.3	$108.5		$51.2

Earnings per share:
Basic:
Income before cumulative effect of change
in accounting principle	$0.35	$0.34	$0.76		$0.40
Cumulative effect of change in accounting
principle, net of taxes	–	–	–		(0.02)
Basic earnings per share	$0.35	$0.34	$0.76		$0.38

Assuming dilution:
Income before cumulative effect of change
in accounting principle	$0.34	$0.33	$0.75		$0.40
Cumulative effect of change in accounting
principle, net of taxes	–	–	–		(0.02)
Diluted earnings per share	$0.34	$0.33	$0.75		$0.38

Shares used in computing earnings
per share:
Basic	158.3	155.9	143.4		135.4
Diluted	159.5	156.4	143.9		135.7

(1)	During the fourth quarter of 2005, we recognized a non-cash year-end inventory obsolescence charge of $62.0 million.
(2)	During the third quarter of 2005, we recognized a non-cash income tax benefit of $56.5 million resulting from the release of a tax contingency reserve (see Note 10). We also recognized a total tax benefit of $8.9 million in 2005 related to $49.4 million of repatriated foreign earnings as a result of the AJC Act. $2.9 million and $6.0 million related to the third and fourth quarters of 2005, respectively.
(3)	FIN No. 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of 2005. As a result, we recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected as a cumulative effect of change in accounting principle as permitted by FIN 47.

	Three Months Ended
(In millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
Year ended December 31, 2004:

Net sales and operating revenues	$1,092.6	$1,053.8	$1,101.5	$1,593.3	(1)
Cost of products sold	539.6	514.2	544.7	808.2

Gross profit	553.0	539.6	556.8	785.1

SG&A expense	412.9	402.2	415.2	544.5	(2)
Depreciation and amortization	24.1	24.8	24.4	28.1

Total operating expenses	437.0	427.0	439.6	572.6

Operating income	116.0	112.6	117.2	212.5

Interest income	1.5	2.7	1.7	5.5
Interest expense	(7.4)	(7.1)	(6.5)	(8.6)
Other income, net	–	2.0	–	–

Income before taxes	110.1	110.2	112.4	209.4

Provision for income taxes	41.8	41.9	42.7	78.5

Net income	$68.3	$68.3	$69.7	$130.9

Earnings per share:
Basic	$0.42	$0.42	$0.44	$0.82
Diluted	$0.41	$0.42	$0.43	$0.81

Shares used in computing earnings per
share:
Basic	163.0	161.7	160.0	159.3
Diluted	165.1	163.2	161.0	160.7

(1)	During the fourth quarter of 2004, we received $8.4 million from the restructuring of our extended service contract.
(2)	Additionally, during the fourth quarter of 2004 we recognized a benefit of $6.5 million from adjustments to our sales tax reserves.

The sum of the quarterly net incomes available per share amounts may not total to each full year amount, because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

NOTE 24 – SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores (excluding Canadian company-operated stores) and kiosks. RadioShack consists solely of our 4,972 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 777 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronic products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings, specific expansion efforts and performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

Amounts included in the other category below consist of our business activities which are not separately reportable, and include our dealer network, e-commerce, third-party repair services, foreign operations and corporate sales.

(In millions)	Year Ended December 31,
	2005	2004	2003
Net sales and operating revenues:
RadioShack company-operated stores	$4,480.8	$4,472.4	$4,344.6
Kiosks	262.7	56.4	0.7
Other	338.2	312.4	304.0

	$5,081.7	$4,841.2	$4,649.3

Operating income:
RadioShack company-operated stores	$697.6	$873.5	$794.2
Kiosks	(12.4)	(5.8)	(0.2)
Other	35.2	57.2	22.8

	720.4	924.9	816.8

Unallocated (1)	(370.5)	(366.6)	(333.1)

Operating income	349.9	558.3	483.7

Interest income	5.9	11.4	12.8
Interest expense	(44.5)	(29.6)	(35.7)
Other income	10.2	2.0	12.0

Income before income taxes	$321.5	$542.1	$472.8

Depreciation and amortization:
RadioShack company-operated stores	$52.0	$49.7	$44.9
Kiosks	9.0	2.2	—
Other	6.6	2.8	5.6

	67.6	54.7	50.5
Unallocated (2)	56.2	46.7	41.5

	$123.8	$101.4	$92.0

Capital expenditures:
RadioShack company-operated stores	$72.5	$39.8	$66.4
Kiosks	16.3	1.2	0.1
Other	2.5	0.6	0.2

	91.3	41.6	66.7
Unallocated (3)	79.4	187.8	122.9

	$170.7	$229.4	$189.6

(1)	Operating income included in the unallocated category consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Types of unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.
(2)	Depreciation and amortization included in the unallocated category primarily relate to our corporate headquarters, information technology assets, and the amortization of unallocated intangible assets.
(3)	Capital expenditures included in the unallocated category primarily relate to our corporate headquarters and information technology assets.

NOTE 25 – SUBSEQUENT EVENT
On February 17, 2006, we announced a significant turnaround program with the following goals:

•	Increase the average unit volume of our RadioShack company-operated store base,
•	rationalize our cost structure, and
•	grow profitable square feet in our store portfolio.

Our turnaround program contains four key components that we believe will help to achieve these goals:

•	Update our inventory,
•	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and aggressively relocating other RadioShack company-operated stores,
•	consolidate our distribution centers, and
•	reduce our overhead costs.

We will replace old, slower-moving merchandise with new, faster-moving merchandise. In connection with this replacement, during the fourth quarter of 2005 and the first quarter of 2006, we identified a significant amount of slow-moving inventory for replacement. We will continue to review our inventory to identify additional items for replacement. Ultimately, we anticipate that this inventory update will help us increase the average unit volume of our store base.

We will also concentrate our efforts and investment on improving top-performing stores. To do so, it is anticipated we will close from 400 to 700 of our RadioShack company-operated stores, which is expected to occur during 2006 and the first half of 2007. We are still in the process of identifying the locations and the exact timing of these closures. During 2006 and 2007, we will also specifically evaluate additional stores, on a case-by-case basis, to determine whether these stores meet our current criteria for closure. The timing of the store closures may occur on an accelerated basis if appropriate termination agreements can be reached with the related lessors. In addition, we will evaluate opportunities to accelerate the relocation of stores when we believe that a desirable opportunity is presented. We expect to continue to expand our kiosk business during 2006.

In addition, we intend to close our distribution centers in Charleston, South Carolina, and Southaven, Mississippi, in 2006. We will also aggressively review overhead expenses in 2006 to identify potential sources of cost reduction and to focus our resources in a manner that we believe will deliver our business plan. We believe that closing the lower-performing stores, consolidating our distribution centers and reviewing our overhead expenses, as described above, will rationalize our overall cost structure.

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack's Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.3	Certificate of Elimination of Series C Conversion Preferred Stock of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(ii) to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.4	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(iii) to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.5	Certificate of Designations of Series B TESOP Convertible Preferred Stock dated June 29, 1990 (filed as Exhibit 4A to RadioShack's 1993, Form S-8 for the RadioShack Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, and incorporated herein by reference).

3.6	RadioShack Corporation Bylaws, amended and restated as of September 29, 2005 (filed as Exhibit 3.1 to RadioShack's Form 8-K filed on September 30, 2005, and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of February 20, 2004, between RadioShack Corporation and Equiserve Trust Company, N.A. (filed as Exhibit 4a to RadioShack's Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10.1	Death Benefit Agreement effective December 27, 2001, among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack's Form 10-Q filed on May 13, 2002, for the fiscal quarter ended March 31, 2002, and incorporated herein by reference).

10.2	Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries including amendment dated June 14, 1984, with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to RadioShack's Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.3	Post Retirement Death Benefit Plan for Selected Executive Employees of RadioShack Corporation and Subsidiaries as restated June 10, 1991 (filed as Exhibit 10c to RadioShack's Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.4	RadioShack Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack's Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.5	RadioShack Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to RadioShack's Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.6	Third Restated Trust Agreement RadioShack Employees Supplemental Stock Program through Amendment No. VI dated August 31, 1999 (filed as Exhibit 10h to RadioShack's Form 10-Q filed on November 12, 1999, for the fiscal quarter ended September 30, 1999, and incorporated herein by reference).

10.7	Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack's Form 10-Q filed on August 14, 1995, for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.8	RadioShack Corporation Termination Protection Plans for Executive Employees of RadioShack Corporation and its Subsidiaries (i) the Level I and (ii) Level II Plans (filed as Exhibit 10n to RadioShack's Form 10-Q filed on August 14, 1995, for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.9	Forms of Bonus Guarantee Letter Agreements with certain Executive Employees of RadioShack Corporation and its Subsidiaries (i) Formula, (ii) Discretionary and (iii) Pay Plan (filed as Exhibit 10o to RadioShack's Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.10	Form of AmeriLink Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.1 to AmeriLink Corporation's registration statement on Form S-1 file No. 33-69832 and filed as Exhibit A to the AmeriLink Corporation's 1998 Proxy Statement dated July 6, 1998, which was filed on July 7, 1998, and incorporated herein by reference).

10.11	RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack's Form 10-K filed on March 26, 1998, for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.12*	Amendment No. 1 to RadioShack Corporation Executive Deferred Compensation Plan, effective December 12, 2001.

10.13*	Amendment No. 2 to RadioShack Corporation Executive Deferred Compensation Plan, effective December 31, 2005.

10.14	RadioShack Corporation Executive Deferred Stock Plan, effective April 1, 1998 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 26, 1998, for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.15*	Amendment No. 1 to RadioShack Corporation Executive Deferred Stock Plan, effective December 12, 2001.

10.16*	Amendment No. 2 to RadioShack Corporation Executive Deferred Stock Plan, effective December 31, 2005.

10.17	RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack's Form 10-K filed on March 28, 2003, for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.19	Form of September 30, 1997, Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack's Form 10-Q filed on May 13, 1998, for the fiscal quarter ended March 31, 1998, and incorporated herein by reference).

10.20	Severance Agreement dated October 23, 1998, between Leonard H. Roberts and RadioShack Corporation (filed as Exhibit 10z to RadioShack's Form 10-K filed on March 29, 1999, for the fiscal year ended December 31, 1998, and incorporated herein by reference).

10.21	Form of First Amendment to Severance Agreement between Leonard H. Roberts and RadioShack Corporation (filed as Exhibit 10t to RadioShack's Form 10-K filed on March 12, 2004, for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.22	Form of Severance Agreement between David J. Edmondson and RadioShack Corporation (filed as Exhibit 10u to RadioShack's Form 10-K filed on March 12, 2004, for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.23	Form of First Amendment to Severance Agreement between David J. Edmondson and RadioShack Corporation (filed as Exhibit 10v to RadioShack's Form 10-K filed on March 12, 2004, for the fiscal year ended December 31, 2003, and incorporated herein by reference).

10.24	RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10.25	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.26	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.27	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.28	Five Year Credit Agreement dated as of June 16, 2004, among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Co-Syndication Agent, Initial Issuing Bank and Lender, Keybank National Association and Suntrust Bank, as Co-Syndication Agents and Lenders, Citigroup Global Markets Inc. and Bank of America Securities, LLC as Joint Lead Arrangers and Bookrunners (filed as Exhibit 10a to RadioShack's Form 10-Q filed on August 5, 2004, for the fiscal quarter ended June 30, 2004, and incorporated herein by reference).

10.29	Amendment No. 1 to the Five Year Credit Agreement dated as of April 29, 2005, among RadioShack Corporation, the Banks, Financial Institutions and Other Institutional Lenders Parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders (filed as Exhibit 10h to RadioShack's Form 10-Q filed on August 8, 2005, for the fiscal quarter ended June 30, 2005, and incorporated herein by reference).

10.30	Revolving Credit Agreement (Facility B) dated as of June 19, 2002, among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Fleet National Bank as Syndication Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Documentation Agent and Lender, Salomon Smith Barney, Inc. as Joint Lead Arranger and Bookrunner, Bank of America Securities, Inc. as Joint Lead Arranger and Bookrunner and twelve other banks as Lenders (filed as Exhibit 10b to RadioShack's Form 10-Q filed on August 13, 2002, for the fiscal quarter ended June 30, 2002).

10.31	Amendment No. 1 to the Five Year Credit Agreement (Facility B) dated as of June 18, 2003 (filed as Exhibit 10b to RadioShack's Form 10-Q filed on August 13, 2003, for the fiscal quarter ended June 30, 2003).

10.32*	Amendment No. 2 to the Five Year Credit Agreement (Facility B) dated as of March 31, 2004.

10.33	Amendment No. 3 to the Five Year Credit Agreement dated as of April 29, 2005, among RadioShack Corporation, the Banks, Financial Institutions and Other Institutional Lenders Parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders (filed as Exhibit 10g to RadioShack's Form 10-Q filed on August 8, 2005, for the fiscal quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Amended and Restated RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.4 to RadioShack's Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.35	RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference).

10.36	RadioShack Investment Plan (filed as Exhibit 10d to RadioShack's Form 10-Q filed on August 5, 2004, for the fiscal quarter ended June 30, 2004, and incorporated herein by reference).

10.37	Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 11, 2004, for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

10.38	RadioShack Investment Plan (filed as Exhibit 10d to RadioShack's Form 10-Q filed on August 5, 2004, for the fiscal quarter ended June 30, 2004, and incorporated herein by reference).

10.39	Retirement Agreement, dated February 8, 2005, between RadioShack Corporation and Evelyn V. Follit (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on February 9, 2005, and incorporated herein by reference).

10.40	RadioShack Corporation Bonus Plan for Executive Officers (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.41	Description of 2005 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.42	RadioShack Corporation Long-Term Incentive Plan (filed as Exhibit 10.4 to RadioShack's Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.43	Description of Long-Term Incentive Performance Measures for Executive Officers for the 2004 through 2006 Performance Cycle (filed as Exhibit 10.5 to RadioShack's Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.44	Description of Long-Term Incentive Performance Measures for Executive Officers for the 2005 through 2007 Performance Cycle (filed as Exhibit 10.6 to RadioShack's Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.45	Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack's Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10.46	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.47	Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.48	Overnight Share Repurchase Agreement, dated August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.49	Credit Agreement, dated as of August 5, 2005, among RadioShack Corporation, the Initial Lenders named therein, Bank of America, N.A., as Administrative Agent, and Wells Fargo, National Association, as Syndication Agent (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.50	Purchase and Sale Agreement, dated December 12, 2005, between RadioShack Corporation and Kan Am Grund Kapitalanlagegesellschaft mbH (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on December 16, 2005).

10.51	Lease, dated December 20, 2005, between Kan Am Riverfront Campus, LP, as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on December 21, 2005).

10.52*	RadioShack Corporation Officer’s Supplemental Executive Retirement Plan.

10.53*	Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement.

10.54*	Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan.

21*	RadioShack Significant Subsidiaries.

23*	Consent of PricewaterhouseCoopers LLP.

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

*	Filed with this report.
**	These Certifications shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

EXHIBIT 10.12

Amendment To RadioShack Corporation
Executive Deferred Compensation Plan

(Formerly Tandy Corporation
Executive Deferred Compensation Plan)

Whereas, the RadioShack Corporation Executive Deferred Compensation Plan (the “Plan”) may be amended by RadioShack Corporation; and

Whereas, RadioShack Corporation desires to amend the Plan to reflect its name change.

NOW THEREFORE, RadioShack Corporation hereby adopts the following Amendments to the Plan:

1.	Effective as of the date below, all references in the Plan and its related Election Forms to Tandy Corporation or Tandy are hereby deleted and RadioShack Corporation or RadioShack shall be inserted in lieu thereof.

2.	Section 2.6 of the Plan is hereby deleted and the following is inserted in lieu thereof:

“Section 2.6 Company. “Company” means RadioShack Corporation, a Delaware corporation, or any successor entity thereto, including without limitation, the transferee of all or substantially all of the stock or assets of the Company.”

IN WITNESS WHEREOF, RadioShack Corporation has executed this Amendment at Fort Worth, Texas, on the 12 day of December, 2001.

Attest:	RadioShack Corporation

/s/ John P. Clarson	/s/ Francesca Spinelli
Assistant Secretary	Senior Vice President - People

EXHIBIT 10.13

SECOND AMENDMENT TO THE RADIOSHACK CORPORATION
EXECUTIVE DEFERRED COMPENSATION PLAN

This SECOND AMENDMENT (this “Amendment”) to the RADIOSHACK CORPORATION EXECUTIVE DEFERRED COMPENSATION PLAN is made as of this 16th day of December, 2005, by RadioShack Corporation, a Delaware corporation (the “Company”).

INTRODUCTION

The Company maintains the RadioShack Corporation Executive Deferred Compensation Plan (the “Plan”) pursuant to an indenture effective April 1, 1998. The Company now wishes to amend the Plan to reflect that a participant may defer a portion of any cash-based award payable under the RadioShack Long-Term Incentive Compensation Program, and to reflect that participants will also be permitted to revoke their deferral elections that they previously submitted with respect to their 2004 annual bonus (payable in 2005), 2005 base salary, and 2005 annual bonus (payable in 2006) Article XII of the Plan permits the Company to amend the Plan.

AMENDMENT

NOW THEREFORE, effectively immediately unless otherwise noted below, the Company does hereby amend the Plan as follows:

1.	By adding the following to the end of Section 2.3:

The term “Bonus Deferral Election” shall also include, if so specified in a Participant’s election, an election to defer a cash-based award under the RadioShack Long-Term Incentive Compensation Program that was based on services performed over a period of at least twelve months and that is paid on or after January 1, 2007 (an “LTIP Payment”).

2.	By adding the following new Section 4.2(b):

Notwithstanding the foregoing, a Bonus Deferral Election providing for the deferral of an LTIP Payment shall be effective for an LTIP Payment, if any, if the Participant files an executed Bonus Deferral Election specifying the deferral of the LTIP Payment with the Committee no later than six months before the end of the applicable performance period for which the LTIP Payment applies.

3.	Effective January 1, 2005, by adding the following to the end of Section 4.2:

Notwithstanding the foregoing, effective January 1, 2005, Participants may submit new Deferral Elections in the form and manner required by the Company in accordance with Internal Revenue Service 2005-1, Q&A-21, with respect to base salary and bonuses payable thereafter.

4.	By adding the following to the end of Section 4.3:

Notwithstanding the foregoing, a Participant may elect to cancel a previously submitted Deferral Election providing for the deferral of any or all of the Participant’s (a) 2004 annual bonus (that would otherwise have been paid in 2005), (b) 2005 base salary, or (c) 2005 annual bonus (that would otherwise have been payable in 2006), provided that the Participant elects to cancel such prior Deferral Election in the form and manner required by the Company (and provided the cancellation is submitted no later than December 31, 2005). If a Participant elects to cancel a prior Deferral Election with respect to the Participant’s 2004 annual bonus or 2005 base salary, any previously deferred amounts shall be distributed to the Participant in cash no later than December 31, 2005. To the extent that a Participant elects to cancel a prior Deferral Election in accordance with this Section 4.3, the Participant shall forfeit any corresponding matching contributions and Dividend Equivalents that would have otherwise been credited to the Participant’s account if the Participant had not cancelled such prior Deferral Election.

5.	By deleting Section 5.2 in its entirety and by substituting therefore the following:

5.2	Bonuses. With respect to the annual bonus, if any, that is earned by a Participant during the Plan Year for which a Bonus Deferral Election is in effect, the dollar amount or percentage of annual bonus specified on such Bonus Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Bonus Deferral Election shall be for no more than 80% of the Participant’s bonus, unless otherwise permitted by the Committee. With respect to the LTIP Payment subject to a Bonus Deferral Election pursuant to Section 4.2, the dollar amount or percentage of the LTIP Payment shall be deferred in accordance with the terms prescribed therein; provided however that such election shall be for no more than 80% of the LTIP Payment, unless otherwise permitted by the Committee.

6.	Effective January 1, 2005, by adding the following new Section 13.6:

13.6	Compliance with Internal Revenue Code section 409A. Notwithstanding any other provision of the Plan to the contrary, until the Plan is amended and restated to reflect the requirements of Internal Revenue Code section 409A, the portion of the Plan that is subject to Internal Revenue Code section 409A shall be administered in accordance with all applicable requirements of Internal Revenue Code section 409A and the regulations or guidance issued with regard thereto, and any distribution, acceleration or election feature that could result in the early inclusion in gross income shall be deemed restricted or limited to the extent necessary to avoid such result.

7.	Notwithstanding any other provision of this Amendment to the contrary, nothing herein shall be deemed to “materially modify” (as described in proposed Treasury Regulations section 1.409A-6(a)(4)) the Plan with respect to amounts deferred before January 1, 2005 (that are otherwise exempt from the requirements of Internal Revenue Code section 409A in accordance with proposed Treasury Regulations section 1.409A-6).

Except as expressly modified by this Amendment, the Plan shall otherwise remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

RADIOSHACK CORPORATION

BY: /s/ Jana Freundlich
Vice President - Compensation and
Employee Benefits

EXHIBIT 10.15

Amendment To RadioShack Corporation
Executive Deferred Stock Plan

(Formerly Tandy Corporation
Executive Deferred Stock Plan)

Whereas, the RadioShack Corporation Executive Deferred Stock Plan (the “Plan”) may be amended by RadioShack Corporation; and

Whereas, RadioShack Corporation desires to amend the Plan to reflect its name change.

NOW THEREFORE, RadioShack Corporation hereby adopts the following Amendments to the Plan:

1.	Effective as of the date below, all references in the Plan and its related Election Forms to Tandy Corporation or Tandy are hereby deleted and RadioShack Corporation or RadioShack shall be inserted in lieu thereof.

2.	Section 2.7 of the Plan is hereby deleted and the following is inserted in lieu thereof:

“Section 2.7 Company. “Company” means RadioShack Corporation, a Delaware corporation, or any successor entity thereto, including without limitation, the transferee of all or substantially all of the stock or assets of the Company.”

IN WITNESS WHEREOF, RadioShack Corporation has executed this Amendment at Fort Worth, Texas, on the 12 day of December, 2001.

Attest:	RadioShack Corporation

/s/ John P. Clarson	/s/ Francesca Spinelli
Assistant Secretary	Senior Vice President - People

EXHIBIT 10.16

SECOND AMENDMENT TO THE RADIOSHACK CORPORATION
EXECUTIVE DEFERRED STOCK PLAN

This SECOND AMENDMENT (this “Amendment”) to the RADIOSHACK CORPORATION EXECUTIVE DEFERRED STOCK PLAN is made as of this 16th day of December, 2005, by RadioShack Corporation, a Delaware corporation (the “Company”).

INTRODUCTION

The Company maintains the RadioShack Corporation Executive Deferred Stock Plan (the “Plan”) pursuant to an indenture effective April 1, 1998. The Company now wishes to amend the Plan to reflect that a participant may defer a portion of any cash-based award payable under the RadioShack Long-Term Incentive Compensation Program, and to reflect that participants will also be permitted to revoke their deferral elections that they previously submitted with respect to their 2004 annual bonus (payable in 2005), 2005 base salary, and 2005 annual bonus (payable in 2006). In addition, the Company also wishes to amend the Plan to reflect that participants will no longer be permitted to submit Option Deferral Elections. Article XIII of the Plan permits the Company to amend the Plan.

AMENDMENT

NOW THEREFORE, effectively immediately, unless otherwise noted below, the Company does hereby amend the Plan as follows:

1.	By adding the following to the end of Section 2.4:

The term “Bonus Deferral Election” shall also include, if so specified in a Participant’s election, an election to defer a cash-based award under the RadioShack Long-Term Incentive Compensation Program that was based on services performed over a period of at least twelve months and that is paid on or after January 1, 2007 (an “LTIP Payment”).

2.	By adding the following new Section 4.2(b):

Notwithstanding the foregoing, a Bonus Deferral Election providing for the deferral of an LTIP Payment shall be effective for an LTIP Payment, if any, if the Participant files an executed Bonus Deferral Election specifying the deferral of the LTIP Payment with the Committee no later than six months before the end of the applicable performance period for which the LTIP Payment applies.

3.	Effective January 1, 2005, by adding the following to the end of Section 4.2:

Notwithstanding the foregoing, effective January 1, 2005 Participants may submit new Deferral Elections in the form and manner required by the Company in accordance with Internal Revenue Service 2005-1, Q&A-21, with respect to base salary and bonuses payable thereafter.

4.	By adding the following to the end of Section 4.3:

Notwithstanding the foregoing, a Participant may elect to cancel a previously submitted Deferral Election providing for the deferral of any or all of the Participant’s (a) 2004 annual bonus (that would otherwise have been paid in 2005), (b) 2005 base salary, or (c) 2005 annual bonus (that would otherwise have been payable in 2006), provided that the Participant elects to cancel such prior Deferral Election in the form and manner required by the Company (and provided the cancellation is submitted no later than December 31, 2005). If a Participant elects to cancel a prior Deferral Election with respect to the Participant’s 2004 annual bonus or 2005 base salary, any previously deferred amounts shall be distributed in cash to the Participant no later than December 31, 2005. To the extent that a Participant elects to cancel a prior Deferral Election in accordance with this Section 4.3, the Participant shall forfeit any corresponding matching contributions and Dividend Equivalents that would have otherwise been credited to the Participant’s account if the Participant had not cancelled such prior Deferral Election.

5.	By deleting Section 5.2 in its entirety and by substituting therefor the following:

5.2	Bonuses. With respect to the annual bonus, if any, that is earned by a Participant during the Plan Year for which a Bonus Deferral Election is in effect, the dollar amount or percentage of annual bonus specified on such Bonus Deferral Election shall be deferred in accordance with the terms prescribed therein; provided however that such Bonus Deferral Election shall be for no more than 80% of the Participant’s bonus, unless otherwise permitted by the Committee. With respect to the LTIP Payment subject to a Bonus Deferral Election pursuant to Section 4.2, the dollar amount or percentage of the LTIP Payment shall be deferred in accordance with the terms prescribed therein; provided however that such election shall be for no more than 80% of the LTIP Payment unless otherwise permitted by the Committee.

6.	Effective January 1, 2005, by adding the following new Section 14.6:

14.6	Compliance with Internal Revenue Code section 409A. Notwithstanding any other provision of the Plan to the contrary, until the Plan is amended and restated to reflect the requirements of Internal Revenue Code section 409A, the portion of the Plan that is subject to Internal Revenue Code section 409A shall be administered in accordance with all applicable requirements of Internal Revenue Code section 409A and the regulations or guidance issued with regard thereto, and any distribution, acceleration or election feature that could result in the early inclusion in gross income shall be deemed restricted or limited to the extent necessary to avoid such result.

7.	Notwithstanding any other provision of this Amendment to the contrary, nothing herein shall be deemed to “materially modify” (as described in proposed Treasury Regulations section 1.409A-6(a)(4)) the Plan with respect to amounts deferred before January 1, 2005 (that are otherwise exempt from the requirements of Internal Revenue Code section 409A in accordance with proposed Treasury Regulations section 1.409A-6).

Except as expressly modified by this Amendment, the Plan shall otherwise remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.

RADIOSHACK CORPORATION

BY: /s/ Jana Freundlich
Vice President - Compensation and
Employee Benefits

EXHIBIT 10.32

AMENDMENT NO. 2 AND WAIVER TO THE
FIVE YEAR CREDIT AGREEMENT

         Dated as of March 31, 2004

                AMENDMENT NO. 2 AND WAIVER TO THE FIVE YEAR CREDIT AGREEMENT among RADIOSHACK CORPORATION, a Delaware corporation (the “Borrower”), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the “Lenders”) and CITIBANK, N.A., as agent (the “Agent”) for the Lenders.

                PRELIMINARY STATEMENTS:

                (1)        The Borrower, the Lenders and the Agent have entered into a Five Year Credit Agreement dated as of June 19, 2002, as amended by Amendment No. 1 dated as of June 18, 2003 (the “Credit Agreement”). Capitalized terms not otherwise defined in this Amendment have the same meanings as specified in the Credit Agreement.

                (2)        The Borrower and the Lenders have agreed to amend the Credit Agreement as hereinafter set forth.

                SECTION 1.   Amendment to Credit Agreement. The definition of “Marketable Securities” in Section 1.01 of the Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3, hereby amended as to the end thereof new clauses (e) and (f) to read as follows:

                 (e)  readily marketable direct obligations of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Student Loan Marketing Association, which have an implied backing of the Government of the United States, or (f) asset backed obligations or certificates of interest in such asset backed obligations, rated at least Aaa by Moody’s, AAA by S&P or AAA by Fitch, issued by states, counties and municipalities, with a maturity not to exceed 180 days and with not more than $15,000,000 in any one issuer.

                SECTION 2.   Waiver. Subject to the satisfaction of the conditions precedent set forth in Section 3, the Required Lenders hereby waive any violations of Section 5.02(e) of the Credit Agreement that would not have occurred if the definition of “Marketable Securities” had been amended as set forth in this Amendment prior to the date of such violation.

                SECTION 3. Conditions of Effectiveness. This Amendment shall become effective as of the date first above written when, and only when the Agent shall have received counterparts of this Amendment executed by the Borrower and the Required Lenders or, as to any of the Lenders, advice satisfactory to the Agent that such Lender has executed this Amendment. This Amendment is subject to the provisions of Section 8.01 of the Credit Agreement.

                SECTION 4.   Representations and Warranties of the Borrower. The Borrower represents and warrants as follows:

(a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction indicated in the recital of parties to this Amendment.

      (b)        The execution, delivery and performance by the Borrower of this Amendment and the Credit Agreement and the Notes, as amended hereby, are within the Borrower’s corporate powers, have been duly authorized by all necessary corporate action and do not contravene (i) the Borrower’s charter or by-laws or(ii) law or any contractual restriction binding on or affecting the Borrower.

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

                SECTION 5.   Reference to and Effect on the Credit Agreement and the Notes. (a) On and after the effectiveness of this Amendment, each reference in the Credit Agreement to “this Agreement”, “hereunder”, “hereof” or words of like import referring to the Credit Agreement, and each reference in the Notes to “the Credit Agreement”, “thereunder”, “thereof” or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment.

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

                SECTION 6.   Costs and Expenses. The Borrower agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent) in accordance with the terms of Section 8.04 of the Credit Agreement.

                SECTION 7.   Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment.

                SECTION 8.   Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

                IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

RADIOSHACK CORPORATION By Michael D. Newman Title: Sr. Vice President and CFO

CITIBANK, N.A., as Agent and as a Lender By Judith Green Title: Vice President

BANK OF AMERICA, N.A. By Kip Davis Title: Principal

FLEET NATIONAL BANK By Kip Davis Title: Principal

WACHOVIA BANK, NATIONAL ASSOCIATION By Susan Vitale Title: Vice President

FIFTH THIRD BANK By Chris Motley Title: Assistant Vice President

SUNTRUST BANK By __________________________ Title:

U.S. BANK NATIONAL ASSOCIATION By __________________________ Title:

HIBERNIA NATIONAL BANK By [Illegible] Title: Vice President

ROYAL BANK OF CANADA By [Illegible] Title: Attorney-in-Fact

KEYBANK NATIONAL ASSOCIATION By David Wechter Title: Vice President

NATIONAL CITY BANK By Michael J. Durbin Title: Senior Vice President

WELLS FARGO BANK, NATIONAL ASSOCIATION By Michael B. Sullivan Title: Senior Vice President

THE HUNTINGTON NATIONAL BANK By [Illegible] Title: Senior Vice President

BANCA NAZIONALE DEL LAVORO By __________________________ Title:

THE BANK OF NEW YORK By [Illegible] Title: Vice President

BANK OF TOKYO MITSUBISHI TRUST COMPANY By R. Toyoshima Title: Authorized Signatory

EXHIBIT 10.52

RADIOSHACK CORPORATION
OFFICER’S SUPPLEMENTAL
EXECUTIVE RETIREMENT PLAN

ARTICLE ONE

PURPOSE

Section 1.1  The purpose of this RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (“the Plan”) is to enable RadioShack Corporation and its subsidiaries to provide key executive personnel certain death and retirement benefits.

ARTICLE TWO

DEFINITIONS

Section 2.1  Beneficiary. The recipient(s) designated (in accordance with Article Seven) by a Participant in the Plan to whom benefits are payable following his death.

Section 2.2  Benefit Service Year. The service that is used to determine a Participant’s Plan Benefit under this Plan. Each Participant shall be granted one-twelfth of a year of Benefit Services Year for each full or partial calendar month of his employment with RadioShack commencing on the date of his appointment as an officer of RadioShack and ending with the date termination of employment with RadioShack. Determination of Benefit Service Years shall be subject to the following:

(i) Separate years of Participant’s service with RadioShack as an officer shall be aggregated for purposes of determining Benefit Service Years.

(ii) A Participant’s authorized Leave of Absence will not interrupt continuing of employment of a Participant as an officer for purposes of the Plan.

Section 2.3  Benefit Service Years Credit. A Participant’s Benefit Service Years Credit shall be equal to 2.5% multiplied by the Participant’s Benefit Service Years. In no event shall a Participant’s Benefit Service Years Credit exceed 50%.

Section 2.4  Change in Control. For purpose of the Plan, a "Change in Control" shall mean any of the following events:

    (a)   An acquisition (other than directly from RadioShack (the “Company” for purposes of this definition)) of any voting securities of the Company (the “Voting Securities”) by any “Person” (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) immediately after which such Person has “Beneficial Ownership” (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of fifteen percent (15%) or more of the combined voting power of the Company’s then outstanding Voting Securities; provided, however, in determining whether a Change in Control has occurred, Voting Securities which are acquired in a Non-Control Acquisition (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control.

A “Non-Control Acquisition” shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Company or (B) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a “Subsidiary”), (ii) the Company or its Subsidiaries, or (iii) any Person in connection with a Non-Control Transaction (as hereinafter defined);

    (b)   The individuals who, as of January 1, 2006, are members of the Board (the “Incumbent Board”), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company’s stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened “Election Contest” (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a “Proxy Contest”) including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

    (c)   The consummation of:

          (i)   A merger, consolidation, reorganization or other business combination with or into the Company or in which securities of the Company are issued, unless

                     (A)  the stockholders of the Company, immediately before such merger, consolidation, reorganization or other business combination, own directly or indirectly immediately following such merger, consolidation, reorganization or other business combination, at least sixty percent (60%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation, reorganization or other business combination (the “Surviving Corporation”) in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation, reorganization or other business combination,

                     (B)   execution of the agreement providing for such merger, consolidation, reorganization or other business combination constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the combined voting power of the outstanding voting securities of the Surviving Corporation, or

                     (C)  no Person other than (i) the Company, (ii) any Subsidiary, (iii) any employee benefit plan (or any trust forming a part thereof) that, immediately prior to such merger, consolidation, reorganization or other business combination was maintained by the Company, the Surviving Corporation, or any Subsidiary, or (iv) any Person who, immediately prior to such merger, consolidation, reorganization or other business combination had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities, has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation’s then outstanding voting securities, and

A transaction described in clauses (A) through (C) shall herein be referred to as a “Non-Control Transaction.”

          (ii)   A complete liquidation or dissolution of the Company; or

          (iii)  The sale or other disposition of all or substantially all of the assets of the Company to any Person (other than (i) any such sale or disposition that results in at least fifty percent (50%) of the Company’s assets being owned by one or more subsidiaries or (ii) a distribution to the Company’s stockholders of the stock of a subsidiary or any other assets).

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the “Subject Person”) acquired Beneficial Ownership of more than the permitted amount of the then outstanding Voting Securities (X) as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this subsection (X)) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur, or (Y) and such Subject Person (1) within fourteen (14) Business Days (or such greater period of time as may be determined by action of the Board) after such Subject Person would otherwise have caused a Change in Control (but for the operation of this clause (Y)), such Subject Person notifies the Board that such Subject Person did so inadvertently, and (2) within seven (7) Business Days after such notification (or such greater period of time as may be determined by action of the Board), such Subject Person divests itself of a sufficient number of Voting Securities so that such Subject Person is no longer the Beneficial Owner of more than the permitted amount of the outstanding Voting Securities.

Section 2.5  Committee. The Management Development and Compensation Committee (or any successor committee under any different name) of the Board of Directors of RadioShack.

Section 2.6  Disability. A physical or mental condition which, in the sole opinion of the Committee, totally and permanently, prevents a Participant from substantially performing duties for which such Participant is suited to perform either by education or training, or if such Participant is on a Leave of Absence when such condition develops, substantially performing duties for which such Participant is suited to perform either by education or training. A determination that Disability exists shall be based upon competent medical evidence satisfactory to the Committee. The date that any person’s Disability occurs shall be deemed to be the date such condition is determined to exist by the Committee.

Section 2.7  Employee. A regular full-time executive employee of RadioShack serving as either a RadioShack Corporate, RadioShack Division or RadioShack subsidiary officer.

Section 2.8  Highest Average Plan Compensation. The average annual Plan Compensation earned by the Participant for the five consecutive highest-paid Plan years while a Participant. This average shall be computed by dividing the total of the Participant’s Plan Compensation for such five Plan Years by the number of years in such five Plan Years for which the Participant had Plan Compensation.

Section 2.9   Leave of Absence. Any period during which:

    (a)   an Employee is absent with the prior consent of RadioShack, which consent shall be granted under uniform rules applied to all Employees on a nondiscriminatory basis, but only if such person is an Employee immediately prior to the commencement of such period of authorized absence and resumes employment with RadioShack not later than the first working day following the expiration of such period of authorized absence; or

    (b)   an Employee who is on “qualified military service” as defined under the Uniformed Services Employment and Reemployment Rights Act of 1994, but only if such person is an Employee immediately prior to his qualified military service and resumes employment with RadioShack within the period during which his reemployment rights are guaranteed by law.

Section 2.10  Monthly Plan Benefit Amount. A monthly amount equal to the Participant’s Plan Benefit, as may be adjusted pursuant to Section 5.1(b) or (c) or Sections 5.2, 8.4, or 8.5 divided by 120.

Section 2.11  Participant. An Employee who has been selected by the Committee and has accepted a Plan Agreement as provided in Article Three.

Section 2.12  Plan Agreement. The agreement between RadioShack and a Participant, entered into in accordance with Article Three, as may be amended from time to time hereunder.

Section 2.13  Plan Year. The twelve month period beginning on January 1and ending December 31, commencing with calendar year January 1, 1998 through December 31, 1998.

Section 2.14  Plan Benefit. An amount equal to the Participant’s Benefit Service Years Credit multiplied by the Participant’s Highest Average Plan Compensation multiplied by 10.

Section 2.15  Plan Compensation. The Participant’s annual base salary and any annual bonus earned by the Participant during a Plan Year. Plan Compensation shall include any portion of the Participant’s base salary and bonus that is not includible in taxable income because of a deferral election under any plan maintained by RadioShack.

Section 2.16  RadioShack. RadioShack Corporation, a Delaware corporation, and those subsidiary corporations in which RadioShack owns at least fifty one percent (51%) of the total combined voting power of all classes of stock entitled to vote.

Section 2.17  RadioShack Subsidiary. Any corporation in which RadioShack owns at least fifty one percent (51%) of the total combined voting power of all classes of stock entitled to vote.

Section 2.18  Retirement. The following classifications of Retirement as referred to in this Plan are as follows:

    (a)  Early Retirement. The voluntary election, as opposed to involuntary termination by RadioShack, by a Participant to terminate his employment on or after attaining the age of fifty-five (55) years but prior to the Participant’s attaining the age of sixty-five (65) years.

    (b)  Normal Retirement. The termination of a Participant’s service with RadioShack at the date of attaining age sixty-five (65) years.

    (c)  Late Retirement. The termination of a Participant’s service with RadioShack after the Participant’s attaining the age of sixty-five (65) years.

ARTICLE THREE

SELECTION OF PARTICIPANTS AND
AGREEMENT TO PARTICIPATE

Section 3.1  Existing Participants. The Plan is in addition to the RadioShack Corporation Officer’s Deferred Compensation Plan, the Salary Continuation Plan for Executive Employees of RadioShack Corporation, the Special Compensation Plan No.1 for RadioShack Corporation Executive Officers, and the Special Compensation Plan No. 2 for RadioShack Corporation Executive Officers (collectively, the “Salary Continuation Plans”). The Salary Continuation Plans have certain participants who, as of December 31, 2005, have been selected by the Committee, in its sole, absolute and exclusive discretion, to be Plan Participants and to have their benefits transferred from the respective Salary Continuation Plans to the Plan by virtue of new Plan Agreements. Upon execution of new Plan Agreements, these Participants will no longer be participants in their respective Salary Continuation Plans and will be Plan Participants.

Section 3.2  New Participants. On and after January 1, 2006, the Committee, in its sole, absolute and exclusive discretion, shall select, from among the key executive employees of RadioShack who are serving as either a RadioShack Corporate, RadioShack Division or a RadioShack Subsidiary officer, candidates for participation in the Plan.

ARTICLE FOUR

NO FUNDING OF PLAN BENEFITS

Section 4.1 All benefits under the Plan or a Plan Agreement represent an unsecured promise to pay by RadioShack Corporation. The Plan shall be unfunded and the benefits hereunder shall be paid only from the general assets of RadioShack Corporation resulting in the Participants having no greater rights than RadioShack Corporation’s general creditors; provided, however, nothing herein shall prevent or prohibit RadioShack Corporation from establishing a trust or other arrangement for the purpose of providing for the payment of the benefits payable under the Plan or Plan Agreement.

ARTICLE FIVE

BENEFITS PAYABLE TO PARTICIPANTS AND
TO BENEFICIARIES OF PARTICIPANTS

Section 5.1 Subject to the terms and conditions of the Plan, upon the Retirement of a Participant, RadioShack agrees to pay to Participant a Retirement benefit as follows:

    (a)   Normal Retirement. If a Participant retires at the date of Normal Retirement, then RadioShack agrees to pay to Participant or to the designated Beneficiary of Participant in the event of the death of Participant prior to the termination of payment of Normal Retirement benefits hereunder, all from its general assets, an amount equal to such Participant’s Plan Benefit, such sum to be paid as set forth in Section 5.3 hereof.

    (b)   Early Retirement. If a Participant retires at a time that constitutes an Early Retirement, then RadioShack agrees to pay to Participant or to the designated Beneficiary of Participant in the event of the death of Participant prior to the termination of payment of Early Retirement benefits hereunder, all from its general assets, an amount equal to such Participant’s Plan Benefit, reduced by five percent (5%) per year for each year that Early Retirement precedes the date of Normal Retirement. Such year shall be a fiscal year beginning on the date a Participant attains age fifty-five (55). Any reduction for a part of a year shall be prorated on a daily basis assuming a 365-day year. Such amount shall be paid as set forth in Section 5.3 hereof.

    (c)   Late Retirement. If a Participant retires at a date that constitutes Late Retirement, then RadioShack agrees to pay to Participant or to the designated Beneficiary of Participant in the event of the death of Participant prior to the termination of payment of Late Retirement benefits hereunder, all from its general assets, an amount equal to such Participant’s Plan Benefit, reduced by a percentage determined as follows:

Age on Date of Late Retirement	Percent of Reduction of Plan Benefit Amount

66	0%
67	0%
68	0%
69	0%
70	0%
71	20%
72	40%
73	60%
74	80%
75	100%

The percent of reduction of a Participant’s Plan Benefit shall be measured on a fiscal year beginning on the date of Participant’s date of birth and shall commence on the day after the date a Participant attains age 70, and any reduction for a part of a year shall be prorated on a daily basis at the applicable percentage assuming a 365-day year. Such amount shall be paid as set forth in Section 5.3 hereof.

Section 5.2  Subject to the terms and conditions of the Plan, upon the death of a Participant, but only if the Participant is an Employee of RadioShack at his death (except as set forth in Section 5.2(b) below) and is not being paid benefits pursuant to a Plan Agreement at such time, RadioShack agrees to pay to his Beneficiary from its general assets an amount equal to such Participant’s Plan Benefit. Such amount shall be paid as set forth in Section 5.3 hereof with respect to such benefits; however, it is further provided that:

    (a)  if a Participant dies while an Employee of RadioShack after the date of his Normal Retirement, then the amount payable to his Beneficiary upon a Participant’s death shall be reduced as set forth in Section 5.1(c) hereof; and

    (b)   the death of a Participant within the first year after involuntary termination of employment with RadioShack as provided in Section 8.6 shall not defeat the right of such Participant’s Beneficiary to receive benefits under this Section 5.2 so long as an event described in Section 8.5(a) or (b) occurs within one year of the date of termination of the Participant’s employment.

Section 5.3  Except as provided in Section 8.5, the Plan Benefit due and payable to a Participant or his Beneficiary, as the case may be, upon the Normal Retirement, Early Retirement, or the Late Retirement of a Participant, or upon the death of a Participant shall be paid in one hundred twenty (120) equal monthly installments in an amount equal to the Participant’s Monthly Plan Benefit Amount, commencing on the first day of the month next following one hundred and eighty days (180) days after Retirement or after RadioShack’s receipt of a certified death or proof of death certificate verifying the Participant’s death. In the event of a Change in Control, amounts payable to a Participant or his Beneficiary shall be paid in the amount and manner specified in Sections 8.5 and 8.6. A Participant shall notify RadioShack of the effective date of Retirement in such manner as may be specified by RadioShack. Such notice shall be deemed to be received when actually received by RadioShack in the manner specified.

Section 5.4  Until actually paid and delivered to the Participant or to the Beneficiary entitled to same, none of the benefits payable by RadioShack under this Plan or any Plan Agreement shall be liable for the debts or liabilities of either the Participant or his Beneficiary, nor shall the same be subject to seizure by any creditor of the Participant or his Beneficiary under any writ or proceeding at law, in equity or in bankruptcy. Further, no Participant or Beneficiary shall have power to sell, assign, transfer, encumber, or in any manner anticipate or dispose of the benefits to which he is entitled or may become entitled under the Plan or any Plan Agreement.

Section 5.5

    (a)  During the period that Participant is receiving benefits under a Plan Agreement and for one (1) year after cessation of payment of benefits, Participant agrees that he will not, either directly or indirectly, within the United States of America or in any country of the world that RadioShack (or a RadioShack Subsidiary) or one of its dealers or franchisees sells Consumer Electronic Products (as hereinafter defined) at retail, own, manage, operate, join, control, be employed by, be a consultant to, be a partner in, be a creditor of, engage in joint operations with, be a stockholder, officer or director of any corporation, sole proprietorship or business entity of any type, or participate in the ownership, management, direction, or control or in any other manner be connected with, any business selling Consumer Electronic Products at retail which is at the time of Participant’s engaging in such conduct competitive with such products sold by RadioShack except as a stockholder owning less than five percent (5%) of the shares of a corporation whose shares are traded on a stock exchange or in the over-the-counter market by a member of the National Association of Securities Dealers. “Consumer Electronic Products” are those type of products sold at the retail level to the ultimate customer as are advertised by RadioShack. The manufacture of Consumer Electronic Products or the sale of Consumer Electronic Products at levels of distribution other than the retail level is not considered a violation of this covenant.

    (b)   In the event that a Participant engages in any of the activities described in Section 5.5(a), RadioShack will give notice to the Participant specifying in detail the alleged violation of Section 5.5(a). Participant will be allowed ninety (90) days to cure such default. If the Committee feels there is continuing competition, then, without any further notice or opportunity to cure, and upon determination by the Committee that such a Participant is engaged in such activities, such Committee’s decision to be conclusive and binding upon all concerned, and notwithstanding any other provisions of the Plan or of the Plan Agreement with such Participant, RadioShack’s obligation to a Participant to pay any benefits hereunder shall automatically cease and terminate and RadioShack shall have no further obligation to such Participant or Beneficiary pursuant to the Plan or the Plan Agreement. RadioShack may also enforce this provision by suit for damages which shall include but not be limited to all sums paid to Participant hereunder, or for injunction, or both.

Section 5.6  RadioShack may liquidate out of the interest of a Participant hereunder, but only as Retirement or death benefits become due and payable hereunder, any outstanding loan or loans or other indebtedness to RadioShack of a Participant. RadioShack may elect not to distribute Retirement or death benefits to any Participant or to a Beneficiary unless and until all unpaid loans or other indebtedness due to RadioShack from such Participant, together with interest, have been paid in full.

Section 5.7  Subject to termination or amendment of the Plan, Plan Agreement, or both, a Participant’s participation in the Plan shall continue during his Disability or his taking a Leave of Absence notwithstanding the status of the Participant’s employment with RadioShack. A Participant who is Disabled or on Leave of Absence shall notify RadioShack of his date of Retirement as provided in Section 5.3 hereof.

ARTICLE SIX

AMENDMENTS OF PLAN AGREEMENTS

Section 6.1  The Committee may enter into amendments to the Plan Agreement with any Participant for the purpose of amending any provision of this Plan as it might apply to a Participant. In such cases, the acceptance of an amendment by a Participant is voluntary and until the amended Plan Agreement has been submitted to and accepted by him, it shall not be effective.

ARTICLE SEVEN

BENEFICIARIES OF PARTICIPANTS

Section 7.1  At the time of his acceptance of a Plan Agreement, a Participant shall be required to designate the Beneficiary to whom benefits under the Plan and his Plan Agreement will be payable upon his death. A Beneficiary may be one (1) or more persons or entities, such as dependents, persons who are natural objects of the Participant’s bounty, an inter vivos or testamentary trust, or his estate. Such Beneficiaries may be designated contingently or successively as the Participant may direct. The designation of his Beneficiary shall be made by the Participant on a Beneficiary Designation Form to be furnished by the Committee and filed with it.

Section 7.2  A Participant may change his Beneficiary, as he may desire, by filing new and amendatory Beneficiary Designation Forms with the Committee.

Section 7.3  In the event a Participant designates more than one (1) Beneficiary to receive benefit payments simultaneously, each such Beneficiary shall be paid such proportion of such benefits as the Participant shall have designated. If no such percentage designation has been made, the Committee shall hold all benefit payments until the Beneficiaries agree as to the distribution of the funds or a judicial determination has been made.

Section 7.4  If the designated Beneficiary dies before the Participant in question and no Beneficiary was successively named, or if the designated Beneficiary dies before complete payment of the deceased Participant’s benefits have been made and no Beneficiary was successively named, the Committee shall direct that such benefits (or the balance thereof) be paid to those persons who are the deceased Participant’s heirs-at-law determined in accordance with the laws of descent and distribution in force at the date hereof in the State of Texas for separate personal property, such determination to be made as though the Participant had died intestate and domiciled in Texas.

Section 7.5  Whenever any person entitled to payments under this Plan shall be a minor or under other legal disability or in the sole judgment of the Committee shall otherwise be unable to apply such payments to his own best interest and advantage (as in the case of illness, whether mental or physical, or where the person not under legal disability is unable to preserve his estate for his own best interest), the Committee may in the exercise of its discretion direct all or any portion of such payments to be made in any one or more of the following ways unless claims shall have been made therefor by an existing and duly appointed guardian, conservator, committee or other duly appointed legal representative, in which event payment shall be made to such representative:

    (a)  directly to such person unless such person shall be an infant or shall have been legally adjudicated incompetent at the time of the payment;

    (b)   to the spouse, child, parent or other blood relative to be expended on behalf of the person entitled or on behalf of those dependents as to whom the person entitled has the duty of support;

    (c)   to a recognized charity or governmental institution to be expended for the benefit of the person entitled or for the benefit of those dependents as to whom the person entitled has the duty of support; or

    (d)  to any other institution, approved by the Committee, to be expended for the benefit of the person entitled or for the benefit of those dependents as to whom the person entitled has the duty of support.

The decision of the Committee will, in each case, be final and binding upon all persons and the Committee shall not be obligated to see to the proper application or expenditure of any payments so made. Any payment made pursuant to the power herein conferred upon the Committee shall operate as a complete discharge of the obligations of RadioShack and of the Committee.

Section 7.6  If the Committee has any doubt as to the proper Beneficiary to receive payments hereunder, the Committee shall have the right to withhold such payments until the matter is finally adjudicated or the Committee may direct RadioShack to bring a suit for interpleader in any appropriate court, pay any amounts due into the court, and RadioShack shall have the right to recover its reasonable attorney’s fees from such proceeds so paid or to be paid. Any payment made by the Committee, in good faith and in accordance with this Plan, shall fully discharge the Committee and RadioShack from all further obligations with respect to such payments.

ARTICLE EIGHT

TERMINATION OF PARTICIPATION

Section 8.1  Except as provided in Sections 5.2(b), 8.4, 8.5, 8.6, 10.1, and 10.2 hereof, termination of a Participant’s employment with RadioShack other than by reason of Retirement, Disability or death, or during a period of a Leave of Absence, whether by action of RadioShack or the Participant’s resignation, shall terminate the Participant’s participation in the Plan. Neither the Plan nor the Plan Agreement shall in any way obligate RadioShack to continue the employment of a Participant, nor will either limit the right of RadioShack to terminate a Participant’s employment at any time, for any reason, with or without cause.

Section 8.2  Except as provided in Sections 8.4, 8.5, 8.6, 10.1 and 10.2 hereof, participation in the Plan by a Participant shall also terminate if the Plan or his Plan Agreement is terminated by RadioShack in accordance with Article Ten.

Section 8.3  Except as provided in Sections 8.4, 8.5, 8.6, 10.1, and 10.2 hereof, upon termination of a Participant’s participation in the Plan, all of RadioShack’s obligations to the Participant and his Beneficiary under the Plan and Plan Agreement and each of them, shall terminate and be of no further effect.

Section 8.4 Except as provided in Sections 8.5, 8.6, 10.1 and 10.2, if a Participant’s participation in the Plan is terminated, by:

    (a)   termination of the Plan;

    (b)   termination of a Plan Agreement; or

    (c)   termination of employment for any reasons other than

          (i)   death or Retirement, which shall be governed by Article Five, or

          (ii)   dishonest or fraudulent conduct of a Participant or indictment of a Participant for a felony crime involving moral turpitude, in which event no vesting under Section 8.4, 8.6, 10.1, or 10.2 shall occur, then such Participant shall be entitled, as set forth below, to a percentage of his Plan Benefit as follows:

Age Attained at Date of Event Set Forth in Section 8.4(a), (b) or (c)	% Vested

Age 54 or younger	0%

Age 55 to age 65	A percent as determined in 5.1(b) hereof

Age 65 to age 70	100%

Age 70 to age 75	A percent as determined in 5.1(c) hereto

Age 75 and thereafter	0%

The amount payable under this Section 8.4 shall be determined as of the date of the event set forth in Section 8.4(a), (b) or (c) hereof and such amount as so determined at that time shall not be altered or changed thereafter except that the provisions of Section 5.5 hereof shall remain fully applicable during the Participant’s employment by RadioShack, during the payment of benefits under this Section 8.4 and for one (1) year after termination of employment or payment of benefits. The amount payable under this Section 8.4 shall be paid as set forth in Section 5.3 hereunder to commence on the first day of the month next following one hundred and eighty (180) days after cessation of Participant’s employment with RadioShack.

Section 8.5  Notwithstanding anything to the contrary in the Plan,

    (a)   In the event of a Change in Control, every Participant immediately shall be vested with his Plan Benefit determined without regard to Section 5.1(b) but subject to Section 5.1(c). Such retirement benefit shall be payable in a lump sum on the first day of the month next following the date on which such Participant’s employment with RadioShack Corporation terminates for any reason (the “Termination Date”). Such lump sum payment shall equal the present value of the Participant’s Plan Benefit (as adjusted pursuant to Section 5.1(c), as applicable) discounted for interest at the Pension Benefit Guaranty Corporation’s Immediate Annuity Rate used to value benefits for single-employer plans terminating on the Termination Date, compounded semi-annually.

    (b)  Any Participant or Beneficiary who on the date of a Change in Control was receiving benefits under the Plan shall be entitled to receive a lump sum equal to the present value of the remaining Plan Benefit, payable on the first day of the month next following the date of the Change in Control, calculated in a manner consistent with Section 8.5(a).

Section 8.6 In the event that a Participant’s employment with RadioShack Corporation is involuntarily terminated for any reason other than those reasons set forth in Section 8.4(c)(ii), and within a one-year period beginning on the date of such termination there occurs a Change in Control, then such Participant, or his Beneficiary if such Participant dies after termination of employment, shall be entitled to receive a lump sum equal to the present value of the Participant’s Plan Benefit (determined in a manner consistent with Section 8.5(a)), payable in a lump sum on the first day of the month next following the date of the Change in Control.

Section 8.7  Notwithstanding any provision to the contrary in the Plan, upon a Change in Control, the provisions of Sections 5.5 and 5.6 shall lapse and become null and void.

ARTICLE NINE

ADMINISTRATION OF THE PLAN

Section 9.1  The Plan shall be administered by the Committee.

Section 9.2  In addition to the express powers and authorities accorded the Committee under the Plan, it shall be responsible in its sole, absolute and exclusive discretion for:

    (a)  construing and interpreting the Plan;

    (b)  computing and certifying to RadioShack the amount of benefits to be provided in each Plan Agreement for the Participant or the Beneficiary of the Participant; and

    (c)   determining the right of a Participant or a Beneficiary to payments under the Plan and otherwise authorizing disbursements of such payments by RadioShack.

In these and all other respects, the Committee’s decisions shall be conclusive and binding upon all concerned.

Section 9.3  RadioShack agrees to hold harmless and indemnify the members of the Committee against any and all expenses, claims and causes of action by or on behalf of any and all parties whomsoever, and all losses therefrom, including without limitation the cost of defense and attorney’s fees, based upon or arising out of any act or omission relating to or in connection with the Plan other than losses resulting from any such Committee member’s fraud or willful misconduct.

ARTICLE TEN

TERMINATION OR AMENDMENT OF THE PLAN

OR PLAN AGREEMENTS

Section 10.1  RadioShack reserves the right to terminate or amend this Plan or any Plan Agreement, in whole or in part, at any time, from time to time, by resolution of the Committee, provided, however, no amendment to the Plan or to any Plan Agreement shall alter the vested rights of a Participant or Beneficiary applicable on the effective date of such termination or amendment, and such vested rights shall remain unchanged. Rights are deemed to have vested if benefits are actually being paid or if the only condition precedent to the payment of benefits is the termination of employment (unless terminated for reasons set forth in Section 8.4(c)(ii), in which event benefits are forfeited) with RadioShack or the giving notice of Retirement or the occurrence of an event described in Section 8.5(a) or (b).

Section 10.2   Notwithstanding anything to the contrary in the Plan,

    (a)   Sections 8.5, 8.6, 8.7, 8.8 and this Section 10.2 shall not be amended or terminated at any time.

    (b)   For a period of one (1) year following a Change in Control, the Plan or Plan Agreement shall not be terminated or amended in any way, nor shall the manner in which the Plan is administered be changed in a way that adversely affects the Participants’ right to existing or future RadioShack-provided benefits or contributions provided hereunder, including, but not limited to, any change in, or to, the eligibility requirements, benefit formulae and manner and optional forms of payments.

    (c)  Any amendment or termination of the Plan prior to a Change in Control that (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control, shall be null and void and shall have no effect whatsoever.

    (d)  In the event the Plan or any Plan Agreement is terminated or adversely amended to the detriment of any Participant and within a one-year period from the effective date of any such amendment or termination a Change in Control occurs, then any Participant so affected whose employment with RadioShack Corporation is terminated, voluntarily or involuntarily, within a three-year period from the date of the Change in Control shall be entitled to receive those benefits set forth in Section 8.5 hereof to the same extent and in the same amounts as though such amendment or termination of the Plan or Plan Agreement had not occurred. This Section 10.2(d) shall not apply to any Participant who, as of the date of the Change in Control, has previously retired or has otherwise voluntarily terminated his employment with RadioShack Corporation.

ARTICLE ELEVEN

MISCELLANEOUS

Section 11.1  The Plan and Plan Agreement and each of their provisions shall be construed and their validity determined under the laws of the State of Texas.

Section 11.2  The masculine gender, where appearing in the Plan or Plan Agreement, shall be deemed to include the feminine gender. The words “herein”, “hereunder” and other similar compounds of the word “here” shall mean and refer to the entire Plan and Plan Agreement, not to any particular provision, section or subsection, and words used in the singular or plural may be construed as though in the plural or singular where they would so apply.

Section 11.3  Any action brought by a Participant under the Plan or Plan Agreement shall only be brought in the appropriate state or federal court for Tarrant County, Texas.

Section 11.4  Any person born on February 29 shall be deemed to have been born on the immediately preceding February 28 for all purposes of this Plan.

Section 11.5  This Plan shall be binding upon and inure to the benefit of any successor of RadioShack and any such successor shall be deemed substituted for RadioShack under the terms of this Plan. As used in this Plan, the term “successor” shall include any person, firm, corporation, or other business entity which at any time, whether by merger, purchase, or otherwise, acquires all or substantially all of the assets or business of RadioShack.

Section 11.6  A Participant shall not be required to mitigate the amount of any payment provided for in this Plan by seeking other employment or otherwise.

Section 11.7  In the event that a Participant institutes any legal action to enforce his rights under, or to recover damages for breach of any of the terms of this Plan or any Plan Agreement, the Participant, if he is the prevailing party, shall be entitled to recover from RadioShack all actual expenses incurred in the prosecution of said suit including but not limited to attorneys’ fees, court costs, and all other actual expenses.

Section 11.8 Notwithstanding all other provisions in the Plan, in the event a Participant is entitled to benefits under two (2) separate sections of the Plan, the maximum a Participant may receive under this Plan is his Plan Benefit, payable in accordance with Section 5.3 hereof.

Section 11.9  Notwithstanding any other provision of the Plan to the contrary, until the Plan is amended and restated to reflect the requirements of Internal Revenue Code section 409A, the Plan shall be administered in accordance with all applicable requirements of Internal Revenue Code section 409A and the regulations or guidance issued with regard thereto, and any distribution, acceleration or election feature that could result in the early inclusion in gross income shall be deemed restricted or limited to the extent necessary to avoid such result.

EXHIBIT 10.53

RADIOSHACK CORPORATION
OFFICER’S SUPPLEMENTAL EXECUTIVE RETIREMENT
PLAN AGREEMENT

January 1, «Year»

To: «FullName»

The Management Development and Compensation Committee of the Board of Directors of RadioShack Corporation has selected you to participate in the RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (the “Plan”). A copy of the Plan is being furnished to you with this Agreement.

Your participation in the Plan is voluntary and conditioned upon your acceptance of this Plan Agreement in the manner provided below, by which it shall be agreed between us as follows:

(1)	Your participation in the Plan as a Participant and the rights accruing to you and your designated Beneficiary thereunder shall be in all respects subject to the terms and conditions of the Plan, the full text of which, and as it may be from time to time amended, is incorporated herein by reference. Capitalized terms, unless otherwise defined herein, shall have the meaning ascribed to them in the Plan. You agree to be bound by the terms and provisions of the Plan and specifically, but without limitation, to the noncompetition agreement provisions set forth in Section 5.5 of the Plan.

(2)	The amount of benefits payable by RadioShack to you as a Participant pursuant to the terms and conditions of the Plan is the Plan Benefit as calculated under the Plan. The Plan Benefit will be payable to you in 120 monthly installments or in such manner as otherwise provided in the Plan.

(3)	You acknowledge receipt of a Beneficiary Designation Form furnished you herewith and agree that upon your acceptance and return of this Plan Agreement, as provided below, you will deliver such form completed as therein required.

If you desire to participate in the Plan, please accept and return the enclosed copy of this Plan Agreement, together with your completed Beneficiary Designation Form, to the Vice President – Compensation and Employee Benefits, on or before thirty days from the date hereof, whereupon you shall become a Participant in the Plan according and subject to the terms hereof. If you do not accept and return such copy within the above time period, then we will assume that you have voluntarily elected not to participate in the Plan.

Very truly yours, RADIOSHACK CORPORATION By:_____________________________________ Jim Fredericks Senior Vice President - Chief Human Resource Officer

ACCEPTED this __________ day of ____________________, «Year».

«FullName»

EXHIBIT 10.54

RADIOSHACK CORPORATION
OFFICER’S SUPPLEMENTAL EXECUTIVE RETIREMENT
PLAN AGREEMENT

January 1, «Year»

To: «FullName»

The Management Development and Compensation Committee of the Board of Directors of RadioShack Corporation has selected you to participate in the RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (the “Plan”). A copy of the Plan is being furnished to you with this Agreement.

Your participation in the Plan is voluntary and conditioned upon your acceptance of this Plan Agreement in the manner provided below, by which it shall be agreed between us as follows:

(1)	Your participation in the Plan as a Participant and the rights accruing to you and your designated Beneficiary thereunder shall be in all respects subject to the terms and conditions of the Plan, the full text of which, and as it may be from time to time amended, is incorporated herein by reference. Capitalized terms, unless otherwise defined herein, shall have the meaning ascribed to them in the Plan. You agree to be bound by the terms and provisions of the Plan and specifically, but without limitation, to the noncompetition agreement provisions set forth in Section 5.5 of the Plan.

(2)	The Plan Benefit payable by RadioShack to you as a Participant pursuant to the terms and conditions of the Plan shall be the greater of (1) the Plan Benefit as calculated under the Plan or (2) the Plan Benefit Amount or Plan Compensation, as the case may be, as defined and calculated as of the date of your retirement under one or more of the Salary Continuation Plans as applicable to you. The Plan Benefit will be payable to you in 120 monthly installments or in such manner as otherwise provided in the Plan.

(3)	You acknowledge receipt of a Beneficiary Designation Form furnished you herewith and agree that upon your acceptance and return of this Plan Agreement, as provided below, you will deliver such form completed as therein required.

(4)	Your Plan Agreement dated ______ is hereby terminated and of no further force and effect.

If you desire to participate in the Plan, please accept and return the enclosed copy of this Plan Agreement, together with your completed Beneficiary Designation Form, to the Vice President – Compensation and Employee Benefits, on or before thirty days from the date hereof, whereupon you shall become a Participant in the Plan according and subject to the terms hereof. If you do not accept and return such copy within the above time period, then we will assume that you have voluntarily elected not to participate in the Plan.

Very truly yours, RADIOSHACK CORPORATION By: _____________________________________ Jim Fredericks Senior Vice President - Chief Human Resource Officer

ACCEPTED this __________ day of ____________________, «Year».

«FullName»

EXHIBIT 21

RADIOSHACK CORPORATION AND SUBSIDIARIES

List of Significant Subsidiaries

Subsidiaries	State or Jurisdiction of Incorporation

Tandy Finance Corporation	Delaware

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-27297, 333-44125, 333-54276, 333-60803, 333-75766 and 333-96583) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-23178, 33-33189, 33-51019, 33-51599, 33-51603, 333-27437, 333-47893, 333-48331, 333-49369, 333-63659, 333-63661, 333-81405, 333-84057, 333-74894, 333-101792, 333-102141, 333-102142, 333-110961, 333-118121, and 333-118122) of RadioShack Corporation of our report dated March 15, 2006 relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Fort Worth, Texas March 15, 2006

Exhibit 31(a)

CERTIFICATIONS

I, Claire H. Babrowski, certify that:

1.	I have reviewed this Annual Report on Form 10-K of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2006	/s/ Claire H. Babrowski
Claire H. Babrowski
Acting Chief Financial Officer

Exhibit 31(b)

CERTIFICATIONS

I, David G. Barnes, certify that:

1.	I have reviewed this Annual Report on Form 10-K of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2006	/s/ David G. Barnes
David G. Barnes
Chief Financial Officer

Exhibit 32

SECTION 1350 CERTIFICATIONS

In connection with the Annual Report of RadioShack Corporation (the “Company”) on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Claire H. Babrowski, Acting Chief Executive Officer of the Company, and David G. Barnes, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)         The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)         The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Claire H. Babrowski Claire H. Babrowski Acting Chief Executive Officer March 15, 2006

/s/ David G. Barnes David G. Barnes Chief Financial Officer March 15, 2006

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.