Form 10-Q
period 2006-03-31
RADIOSHACK CORP
filed 2006-05-09
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

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

Registrant's telephone number, including area code: (817) 415-3011 _________________

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

The number of shares outstanding of the issuer’s Common Stock, $1 par value, on April 28, 2006 was 135,321,158.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2006	2005

Net sales and operating revenues	$1,160.0	$1,122.9
Cost of products sold	599.4	556.7

Gross profit	560.6	566.2

Operating expenses:
Selling, general and administrative	495.7	450.5
Depreciation and amortization	32.0	29.5
Impairment of long-lived assets	8.9	--

Total operating expenses	536.6	480.0

Operating income	24.0	86.2

Interest income	0.8	1.8
Interest expense	(10.6)	(9.3)
Other (loss) income	(0.6)	10.2

Income before income taxes	13.6	88.9
Provision for income taxes	5.2	33.9

Net income	$8.4	$55.0

Earnings per share:

Basic	$0.06	$0.35

Diluted	$0.06	$0.34

Shares used in computing earnings per share:

Basic	135.8	158.3

Diluted	135.8	159.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

(In millions, except for share amounts)	March 31, 2006	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$45.4	$224.0	$293.0
Accounts and notes receivable, net	265.4	309.4	192.0
Inventories, net	960.0	964.9	956.6
Other current assets	148.1	129.0	99.6

Total current assets	1,418.9	1,627.3	1,541.2

Property, plant and equipment, net	455.8	476.2	649.4
Other assets, net	104.1	101.6	93.6
Total assets	$1,978.8	$2,205.1	$2,284.2

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$163.7	$40.9	$73.7
Accounts payable	211.9	490.9	271.2
Accrued expenses and other current liabilities	330.3	379.5	264.4
Income taxes payable	42.5	75.0	125.2

Total current liabilities	748.4	986.3	734.5

Long-term debt, excluding current maturities	491.9	494.9	501.2
Other non-current liabilities	127.4	135.1	132.3

Total liabilities	1,367.7	1,616.3	1,368.0

Commitments and contingent liabilities (see Notes 6 and 7)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated
and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	92.9	88.2	85.6
Retained earnings	1,749.8	1,741.4	1,563.1
Treasury stock, at cost; 55,710,000, 56,071,000
and 34,968,000 shares, respectively	(1,422.2)	(1,431.6)	(922.6)
Unearned compensation	(0.2)	(0.5)	(0.3)
Accumulated other comprehensive (loss) income	(0.2)	0.3	(0.6)
Total stockholders' equity	611.1	588.8	916.2
Total liabilities and stockholders' equity	$1,978.8	$2,205.1	$2,284.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2006	2005
Cash flows from operating activities:
Net income	$8.4	$55.0
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	32.0	29.5
Provision for credit losses and bad debts	0.2	0.2
Impairment of long-lived assets	8.9	--
Other items	3.9	1.5
Changes in operating assets and liabilities:
Accounts and notes receivable	43.8	48.8
Inventories	4.9	47.2
Other current assets	(26.7)	(5.9)
Accounts payable, accrued expenses, income taxes payable and
other	(358.0)	(242.9)

Net cash used in operating activities	(282.6)	(66.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(27.2)	(38.6)
Proceeds from sale of property, plant and equipment	0.8	2.1
Other investing activities	(0.2)	(4.4)

Net cash used in investing activities	(26.6)	(40.9)

Cash flows from financing activities:
Purchases of treasury stock	--	(73.7)
Sale of treasury stock to employee benefit plans	7.5	10.0
Proceeds from exercise of stock options	0.1	8.0
Changes in short-term borrowings, net	125.5	18.3
Repayments of long-term borrowings	(2.5)	--

Net cash provided by (used in) financing activities	130.6	(37.4)

Net decrease in cash and cash equivalents	(178.6)	(144.9)
Cash and cash equivalents, beginning of period	224.0	437.9
Cash and cash equivalents, end of period	$45.4	$293.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2006 and 2005, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record this expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosures related to income tax and cash flow effects resulting from stock-based compensation. We adopted SFAS No. 123R on January 1, 2006.

We adopted SFAS No. 123R under the modified prospective application method. Under this method, we record stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, our stock-based compensation relates to stock options, restricted stock awards, and other equity-based awards issued to our employees and directors. All of our equity awards, with the exception of our stock options, are measured at the fair value of our common stock on the grant date and recognized as expense over the applicable vesting period.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the service period, but did not recognize compensation expense for stock option awards, because the options were granted at market value on the date of grant.

The following table details the effect of stock-based compensation on net income and earnings per share for the three months ended March 31, 2006 and 2005, respectively, illustrating the effect of applying the fair value recognition provisions of SFAS No. 123R for the three months ended March 31, 2005.

	Three Months Ended March 31,
(In millions, except per share amounts)	2006	Proforma 2005
Net income, as reported	$8.4	$55.0
Stock-based employee compensation expense included in reported
net income, net of related tax effects	4.1	2.0
Total stock-based employee compensation expense determined
under fair value method for all awards, net of related tax	(4.1)	(6.0)

Net income	$8.4	$51.0

Earnings per share:
Basic - as reported	$0.06	$0.35
Basic - pro forma		$0.32
Diluted - as reported	$0.06	$0.34
Diluted - pro forma		$0.32

The fair value of the stock options granted during the three months ended March 31, 2006 and 2005, was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of highly subjective assumptions, including expected option life, expected volatility, and expected employee termination rate. We use historical data to estimate the option life and the employee termination rate, and use historical and implied volatility when estimating the stock price volatility. The fair value of the stock options granted during the three months ended March 31, 2006 and 2005, respectively, was estimated using the following assumptions:

	Three Months Ended March 31,
	2006	Proforma 2005
Option life (in years)	4.6	4.0
Stock price volatility	32.0%	39.0%
Dividend yield	0.92%	0.85%
Risk free interest rate	4.7%	3.8%
Fair value	$6.16	$9.77

We periodically grant options to purchase RadioShack common stock to certain of our employees under various stock option plans at exercise prices equal to the market value of our common stock at the date of grant. Our current stock option grants have terms of seven years from the grant date. Previously, we granted options with ten year terms. Typically, the options vest ratably over three years from the date of grant. Once employment is terminated, the option holder typically has 90 days in which to exercise all vested options; however, under certain circumstances, some retirees may have three years in which to exercise all vested options. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date at which the option is fully vested. As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $18.9 million, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes activity under our stock option plans for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	20,411	$33.82
Grants	1,288	19.35
Exercised	(5)	20.54
Forfeited	(301)	31.61
Outstanding at end of period	21,393	$32.98	4.1	$2.0

Exercisable at end of period	18,793	$34.15	3.6	$2.0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of March 31, 2006, we had options outstanding to purchase an aggregate of 0.5 million shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $2.0 million. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.1 million and $2.1 million, respectively, determined as of the date of exercise.

NOTE 3 – BASIC AND DILUTED EARNINGS PER SHARE
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

	Three months ended March 31,
	2006	2005
Numerator:
Net income	$8.4	$55.0

Denominator:
Weighted average shares	135.8	158.3
Incremental common shares attributable to stock option plans	0.1	1.2
Reduction in shares for average unrecognized compensation costs	(0.1)	n/a

Weighted average shares for diluted net income per share	135.8	159.5

Basic net income per share	$0.06	$0.35

Diluted net income per share	$0.06	$0.34

Options to purchase 19.6 million and 10.8 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 4 – COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2006 and 2005, was $7.9 million and $54.7 million, respectively. The only other components of comprehensive income in 2006 and 2005, aside from net income for the periods reported, were unrealized losses on securities and foreign currency translation adjustments.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS No. 154, as applicable, at the beginning of fiscal year 2006, and the adoption did not have a material affect on our financial condition or results of operations.

Effective January 1, 2006, we adopted SFAS No. 123R. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. We adopted SFAS No. 123R utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from the January 1, 2006, effective date. As required by SFAS No. 123R, we recognized the cost resulting from all share-based payment transactions, including shares issued under our stock option, stock deferral and stock purchase plans, in the financial statements. See Note 2 – “Stock-Based Compensation” for further discussion on the impact of this adoption, as well as the valuation methodology and assumptions utilized.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted this statement effective January 1, 2006. The results of the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of March 31, 2006, assuming no projected sublease income, is approximately $113 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

NOTE 8 – SEGMENT REPORTING
We have two reportable segments: RadioShack company-operated stores and kiosks. RadioShack company-operated stores consist of our 4,933 retail stores, all under the RadioShack brand name, but exclude our Canadian company-operated stores. Kiosks consist of our network of 778 kiosks, which we do not operate under the RadioShack brand, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronic products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings, specific expansion efforts and performance relative to size.

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

(In millions)	Three Months Ended March 31,
	2006	2005
Net sales and operating revenues:
RadioShack company-operated stores	$996.1	$1,013.4
Kiosks	78.1	47.4
Other	85.8	62.1
	$1,160.0	$1,122.9

Operating income:
RadioShack company-operated stores (1)	$120.3	$181.7
Kiosks	(2.5)	(3.6)
Other	(1.2)	8.3
	116.6	186.4
Unallocated (2)	(92.6)	(100.2)
Operating income	24.0	86.2

Interest income	0.8	1.8
Interest expense	(10.6)	(9.3)
Other (loss) income	(0.6)	10.2
Income before income taxes	$13.6	$88.9

Depreciation and amortization:
RadioShack company-operated stores	$14.2	$12.5
Kiosks	2.7	2.3
Other	0.3	0.2
	17.2	15.0
Unallocated (3)	14.8	14.5
	$32.0	$29.5

Capital expenditures:
RadioShack company-operated stores	$14.0	$7.8
Kiosks	0.8	0.7
Other	0.3	0.1
	15.1	8.6
Unallocated (4)	12.1	30.0
	$27.2	$38.6

(1)	Operating income for the three months ended March 31, 2006, includes an $8.9 million charge for impairment of long-lived assets on furniture, fixtures and leasehold improvements in the RadioShack company-operated stores segment for stores that will be closed as part of our turnaround program.
(2)	Operating income included in the unallocated category consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.
(3)	Depreciation and amortization included in the unallocated category primarily relate to information technology assets and our corporate headquarters.
(4)	Capital expenditures included in the unallocated category primarily relate to information technology assets and our corporate headquarters.

NOTE 9 – TURNAROUND PROGRAM
Due to negative trends in our business, we announced a turnaround program on February 17, 2006, with the following goals:

°	Increase the average unit volume of our RadioShack company-operated store base,
°	rationalize our cost structure, and
°	grow profitable square footage in our store portfolio.

Our turnaround program contains four key components that we believe will help to achieve these goals:

°	Update our inventory;
°	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and relocating other RadioShack company-operated stores;
°	consolidate our distribution centers; and
°	reduce our overhead costs.

We will replace underperforming merchandise with new, faster-moving merchandise. During the fourth quarter of 2005 and the first quarter of 2006, we identified underperforming inventory for replacement. In connection with updating our inventory, we identified underperforming inventory for elimination, in addition to our normal inventory review process. We took a pre–tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory aspect of our turnaround program. During the first quarter of 2006, we took an additional $1.3 million pre–tax charge as a result of the inventory update aspect of our turnaround program.

We will also concentrate our efforts and investment on improving top-performing stores. In the first quarter of 2006, we identified approximately 480 stores for closure and we are continuing our review to determine additional closure opportunities. In connection with the approximately 480 stores that we have identified for closure in 2006, we recorded an impairment of approximately $8.9 million related to the long–lived assets associated with certain of these stores. Our decision to close these stores was made on a market-by-market basis, and there is no geographic concentration of closings for these stores.

NOTE 10 – IMPAIRMENT OF LONG–LIVED ASSETS
In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. As of March 31, 2006, we had identified approximately 480 specific stores for closure, thus indicating that the carrying amount of stores’ long-lived assets may not be recoverable. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores’ long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in an $8.9 million impairment loss for the three months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

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

We have identified two key opportunities to drive company growth, which are in alignment with our overall strategy described above. We are focused on growth of our core business, which includes sales generated by our RadioShack company-operated stores, dealers and our Web site www.radioshack.com, as well as businesses that we consider to be close to our core strengths, including our kiosk business and international operations.

With respect to our core business, our strategy is to enhance our brands and customer experiences through our stores, dealers and Web site. We are accomplishing this by focusing on improvement of our product assortment, store personnel and store environment. In order to improve our product assortment, we are focused on high-performing product categories, while de-emphasizing other product categories that have had lower historical performances. In addition, we are attempting to identify technologies that we believe we can grow, based on our historical ability to accelerate the adoption rate of new technologies. With respect to store personnel, we improved our store operating procedures to provide additional store assistance to our customers. Finally, we will continue to improve our store environment as we make continuous enhancements to our existing store format, in addition to any new stores we open.

In 2004, we significantly expanded our kiosk business by acquiring the wireless kiosks in SAM’S CLUB. We pay rent for the use of the kiosk area within SAM’S CLUB locations, while utilizing our employees, POS system, and store fixtures. Another component of our kiosk business is our Sprint Nextel kiosk locations in shopping malls. At these locations, which we staff, we sell both Sprint and Nextel wireless handsets and related accessories. We have a profit-sharing and working-capital arrangement with Sprint Nextel related to these locations.

In connection with our focus on our core and close-to-core businesses, we have four major priorities:

°	Improving the customer experience in our core channels;
°	rationalizing and improving our infrastructure;
°	leveraging our assets to create new streams of revenue and profit; and
°	attracting, retaining, developing and rewarding great people.

TURNAROUND PROGRAM OVERVIEW

Due to negative trends in our business, we announced a turnaround program on February 17, 2006, with the following goals:

°	Increase the average unit volume of our RadioShack company-operated store base,
°	rationalize our cost structure, and
°	grow profitable square footage in our store portfolio.

Our turnaround program contains four key components that we believe will help to achieve these goals:

°	Update our inventory;
°	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and relocating other RadioShack company-operated stores;
°	consolidate our distribution centers; and
°	reduce our overhead costs.

We will replace underperforming merchandise with new, faster-moving merchandise. During the fourth quarter of 2005 and the first quarter of 2006, we identified underperforming inventory for replacement. We will continue to review our inventory to identify additional items for replacement. Ultimately, we anticipate this inventory update will help us increase the average unit volume of our store base.

We will also concentrate our efforts and investment on improving top-performing stores. To do so, we anticipate that we will close from 400 to 700 of our RadioShack company-operated stores, which is expected to occur during 2006 and the first half of 2007. In the first quarter of 2006, we identified approximately 480 stores for closure and we are continuing our review to determine additional closure opportunities. Our decision to close these stores was made on a market-by-market basis, and there is no geographic concentration of closings for these stores. We expect that these stores will be closed by the end of August 2006. During 2006 and 2007, we will also specifically evaluate additional stores, on a case-by-case basis, to determine whether these stores meet our current criteria for closure. The timing of the store closures may occur on an accelerated basis if appropriate termination agreements can be reached with the related landlords.

In addition, we intend to close our distribution centers in Charleston, South Carolina, and Southaven, Mississippi, in 2006. We are currently reviewing our 2006 overhead expenses to identify potential sources of cost reduction and focus our resources in a manner that we believe will deliver our business plan. We also believe that closing the lower-performing stores, consolidating our distribution centers and reviewing our overhead expenses, as described above, will rationalize our overall cost structure.

See “Financial Impact of Turnaround Program” below for a discussion of the expected financial impact of our turnaround program.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT
To identify our progress in achieving our solutions strategy and turnaround program goals, we use several key financial performance metrics, including metrics related to net sales and operating revenues; ticket analysis; gross profit and gross margin; inventory; selling, general and administrative (“SG&A”) expense; operating margin; and labor productivity.

Net Sales and Operating Revenues Metrics

As a retailer, we consider growth in revenue to be one of the key indicators of our overall financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenues, comparable store sales growth, average tickets per store and average sales per ticket. Our recent trends have not met our expectations.

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has had 13 full months of sales.

The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended March 31,
	2006	2005	2004
Consolidated net sales and operating revenues growth	3.3%	2.8%	2.1%
Comparable store sales (decrease) increase	(1%)	(1%)	3%

Both consolidated net sales and operating revenues growth and comparable store sales were lowered in 2006 by a sales decrease within our RadioShack segment’s service platform. These decreases were primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. As a result of changes in the agreements with our carriers, beginning in 2006, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change stems from the fact that, under our new agreements with wireless carriers, we no longer have the risk of loss on purchased prepaid airtime minutes that we did in the past. This change reduced our revenue by approximately $30 million for the quarter ended March 31, 2006, as compared to the corresponding prior year period, but had no overall impact on our operating income.

Ticket Analysis

Average tickets per store, in conjunction with average sales per ticket, provide us with an indication of whether the changes in revenues were generated by a higher or lower volume of sales or by sales of products with higher or lower prices. Average sales per ticket were also impacted by the change in sales noted above. Although we are generating more average sales dollars per ticket, our average number of transactions per store has declined.

The table below summarizes our average ticket analysis for RadioShack company-operated stores for the periods indicated:

	Three Months Ended March 31,
	2006	2005	2004
RadioShack company-operated stores:
Average tickets per store per day:	67.1	68.2	68.0
Average sales per ticket:	$33.21	$31.81	$31.35

Gross Profit and Gross Margin Metrics

We view our gross profit and gross margin as key metrics of our financial performance, as they indicate the extent to which we are able to manage our product costs and optimize product mix.

The table below summarizes gross profit and gross margin for the periods indicated:

	Three Months Ended March 31,
	2006	2005	2004
Gross profit	$560.6	$566.2	$553.0
Gross margin	48.3%	50.4%	50.6%

Operating Income

Operating income from our two operating segments, as well as the other and unallocated categories, is as follows:

	Three Months Ended March 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$120.3	$181.7	$190.7
Kiosks	(2.5)	(3.6)	--
Other	(1.2)	8.3	12.3
	116.6	186.4	203.0

Unallocated (1)	(92.6)	(100.2)	(87.0)

Operating income	$24.0	$86.2	$116.0

(1)	Operating income included in the unallocated category consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting putposes. Unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

For more information regarding our operating segments, see Note 8 – “Segment Reporting” to our Notes to Consolidated Financial Statements.

Inventory Metrics

We review inventory turnover and cash conversion cycle to determine the productivity of our inventory purchases.

The table below summarizes inventory metrics for the periods indicated:

	At March 31,
	2006	2005	2004
Inventory turnover (times per year)	2.7	2.5	2.9
Cash conversion cycle (days)	105.4	105.2	89.6

SG&A Expense and Operating Margin Metrics

We believe that our ability to leverage our fixed expense base and, accordingly, increase operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the periods indicated:

	Three Months Ended March 31,
	2006	2005	2004
SG&A expense as a percentage of sales	42.7%	40.1%	37.8%
Operating margin	2.1%	7.7%	10.6%

Labor Productivity Metrics

We review company-operated RadioShack store sales per labor hour, which provides us with information regarding our in-store labor productivity with respect to sales.

The table below summarizes company-operated RadioShack store sales per labor hour:

	Three Months Ended March 31,
	2006	2005	2004
RadioShack company–operated store sales per labor hour	$70.28	$78.16	$81.63

In conjunction with our goals to improve our customers' experiences, as well as overall in-store productivity, we have implemented consistent operating procedures in all of our RadioShack company-operated stores. We completed this implementation in 2005 and are monitoring compliance with these procedures.

The sales per labor hour for the quarter ended March 31, 2006, was negatively impacted by additional store labor hours in our RadioShack stores, which did not result in increased sales volume. We are adjusting our store labor hours down to improve this metric. Additionally, the decrease was the result of a change in the manner in which we recognize income associated with sales of prepaid wireless airtime, as described above under "Net Sales and Operating Revenues Metrics."

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes.

RadioShack Retail Outlets

The table below shows our retail locations at March 31, 2006, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
RadioShack company-operated stores (1)	4,933	4,972	4,990	5,009	5,030
Kiosks (2)	778	777	743	651	579
Dealer and other outlets (3)	1,662	1,711	1,728	1,735	1,757

Total number of retail locations	7,373	7,460	7,461	7,395	7,366

(1)	During the past four quarters, we closed a total of 97 RadioShack company-operated stores, net of new store openings and relocations, due to our decision not to renew leases on locations that fail to meet our financial return goals. It is anticipated that the number of RadioShack company-operated stores will decline by approximately 400 to 700 stores through the first half of 2007, as we implement our turnaround strategy. See "Turnaround Program Overview" included in MD&A above.

(2)	SAM'S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us.

(3)	During the past four quarters, we closed over 100 dealer outlets (typically by terminating our relationship with the dealers), net of new outlet openings or conversion to RadioShack company-operated stores. This trend is due to the closure of smaller outlets. Additionally, we had nine Canadian company-operated stores at March 31, 2006. It is anticipated that the number of dealer and international outlets in 2006 will not change materially from 2005.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Consolidated net sales and operating revenues by our two operating segments and other sales are as follows:

	Three Months Ended March 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$996.1	$1,013.4	$1,030.0
Kiosks	78.1	47.4	1.3
Other sales	85.8	62.1	61.3

Consolidated net sales and operating revenues	$1,160.0	$1,122.9	$1,092.6

Sales increased 3% to $1,160.0 million for the three months ended March 31, 2006, from $1,122.9 million in the corresponding prior year period. The increase was primarily the result of a 9% increase in our wireless platform sales and a 26% increase in our personal electronics platform sales. The net increase of 199 kiosk locations contributed to our total sales increase. Kiosks were the primary driver of the wireless platform sales increase. We had a 1% decrease in comparable company store sales. The comparable company store decrease was offset overall by new store sales from our kiosk locations. Both the RadioShack company-operated stores net sales and operating revenues and comparable store sales were lowered in 2006 by a sales decrease within our RadioShack segment’s service platform. This decrease was the result of a change in the manner in which we recognize income associated with sales of prepaid wireless airtime, as described below.

RadioShack Company-Operated Stores

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners and two-way radios) increased 1% for the three months ended March 31, 2006, when compared to the corresponding prior year period. The small increase was primarily driven by increased revenue associated with our Sprint Nextel business due to changed unit economics on postpaid handsets, which was offset by declines in unit sales of wireless handsets.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) increased 2% for the three months ended March 31, 2006, when compared to the corresponding prior year period. This increase was primarily the result of higher sales of digital music accessories and Bluetooth wireless accessories, which were partially offset by a decline in home entertainment accessory sales.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, digital music players and satellite radios) increased 24% for the three months ended March 31, 2006, compared to the corresponding prior year period. This sales increase was driven primarily by increased sales of digital music players and satellite radios, which were partially offset by a decline in sales of toys and wellness products.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 4% for the three months ended March 31, 2006, when compared to the corresponding prior year period. This decrease was primarily due to sales decreases in DVD players, DTH satellite systems and telephones, which were partially offset by increased sales of video projectors and portable computers.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 9% for the three months ended March 31, 2006, when compared to the corresponding prior year period. The sales decrease was due to a decrease in sales of special purpose batteries and, to a lesser extent, general purpose batteries.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) decreased 56% for the three months ended March 31, 2006, when compared to the corresponding prior year period. The sales decrease was primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. As a result of changes in the agreements with our carriers, beginning in 2006, we no longer record the full value of airtime purchased by customers but rather record only our markup on the sale as revenue. This change stems from the fact that, under our new agreements with wireless carriers, we no longer have the risk of loss on purchased prepaid airtime minutes that we did in the past. This change reduced our revenue by approximately $30 million for the quarter ended March 31, 2006, as compared to the corresponding prior year period, but had no overall impact on our operating income.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) were flat for the three months ended March 31, 2006, when compared to the corresponding prior year period. Higher sales of robotic kits and audio cable were offset by lower sales of other technical products.

Kiosks

Kiosk sales increased $30.7 million or 64.7% for the three months ended March 31, 2006, when compared to the corresponding prior year period. This increase was the result of an increased number of kiosk locations over the first quarter of 2005. Kiosk sales consist primarily of wireless platform sales and related accessory platform sales. We anticipate kiosk sales for each of these platforms will increase for 2006.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales of our Canadian company-operated stores, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing facilities. Other sales were up $23.7 million for the three months ended March 31, 2006, or an increase of 38.2%, when compared to the corresponding prior year period. This sales increase was primarily due to increased sales to dealers, as well as service centers and e-commerce sales increases.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2006, was $560.6 million or 48.3% of net sales and operating revenues, compared with $566.2 million or 50.4% of net sales and operating revenues in the corresponding prior year period, resulting in a 1.0% decrease in gross profit and a 2.1 percentage point decrease in our gross profit percentage. These decreases were primarily the result of a mix change toward lower gross margin products, the discounting of our inventory and our lower gross margin kiosk channel. The decrease in gross margin was partially offset by the change in the manner in which we recognize income associated with sales of prepaid wireless airtime, as discussed above.

We expect that gross profit in 2006 will continue to be influenced by an ongoing shift in our merchandise mix, as well as by higher sales from lower-margin sales channels. In addition, we anticipate our gross margin will be adversely affected by our on-going efforts to update our inventory under our turnaround program. For further discussion of the expected financial impact of our turnaround program on our 2006 anticipated gross profit, see “Financial Impact of Turnaround Program” below.

Selling, General and Administrative Expense

Our consolidated SG&A expense increased 10.0% or $45.2 million for the three months ended March 31, 2006, when compared to the corresponding prior year period. This represents a 2.6 percentage point increase to 42.7% from 40.1% of net sales and operating revenues from the corresponding prior year period.

Compensation expense increased in both dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2006. Increases were driven by increased labor hours. Additionally, we increased headcount in our kiosk and third-party repair operations, which had a negative impact on payroll and commission expense. Further, we began expensing stock options as of January 1, 2006, which increased payroll and commission expense. Rent expense increased in both dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2006. The rent increase was driven by the addition of 199 kiosks over the past 12 months, as well as by rental payments on our corporate campus which we sold and leased back in December 2005. Professional fees increased both in dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2006, due to consultants engaged in various projects.

Depreciation and Amortization

During the three months ended March 31, 2006, our consolidated depreciation and amortization expense increased $2.5 million from the corresponding prior year period. This increase was primarily the result of depreciation for information systems enhancements and store remodels, offset by the impact of the sale and leaseback of our corporate campus. We expect depreciation and amortization expense to increase slightly in 2006, excluding any impact from our turnaround program, due to increased spending for our store remodel program and information system projects. Additionally, we expect that our turnaround program will affect our 2006 depreciation and amortization expense, as discussed in “Financial Impact of Turnaround Program” below.

The table below gives a summary of our depreciation and amortization expense by segment.

	Three Months Ended March 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$14.2	$12.5	$12.4
Kiosks	2.7	2.3	--
Other	0.3	0.2	0.2
Unallocated	14.8	14.5	11.5

Consolidated depreciation and amortization	$32.0	$29.5	$24.1

Impairment of Long-lived Assets

In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. As of March 31, 2006, we had identified approximately 480 specific stores for closure, thus indicating that the carrying amount of stores’ long-lived assets may not be recoverable. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores’ long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in an $8.9 million impairment loss for the three months ended March 31, 2006.

Net Interest Expense

Consolidated interest expense, net of interest income, for the three months ended March 31, 2006, was $9.8 million versus $7.5 million for the first three months in 2005.

Interest expense increased $1.3 million for the three months ended March 31, 2006, when compared to the corresponding prior year period. The increase in interest expense was due to the impact of rising interest rates on our interest rate swap agreements and an increase in the average debt outstanding for the three months ended March 31, 2006.

Interest income decreased for the three months ended March 31, 2006, compared to the corresponding prior year period, due to the lower average investment balances, despite the rising market interest rates.

Interest expense, net of interest income, in 2006 is expected to be slightly more than net interest expense in 2005.

Other (Loss) Income

For the three months ended March 31, 2006, we recognized a loss of $0.6 million relating to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of our mark to market of these warrants. During the three months ended March 31, 2005, we sold all right, title and interest to the “Tandy” trade name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income during the first quarter of 2005.

Provision for Income Taxes

The provision for income taxes for each quarterly period reflects our current estimate of the annual effective tax rate for the full year. Our effective tax rate for the quarters ended March 31, 2006 and 2005, was approximately 38.2%.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS No. 154, as applicable, at the beginning of fiscal year 2006, and the adoption did not have a material affect on our financial condition or results of operations.

Effective January 1, 2006, we adopted SFAS No. 123R. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. We adopted SFAS No. 123R utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from the January 1, 2006, effective date. As required by SFAS No. 123R, we recognized the cost resulting from all share-based payment transactions, including shares issued under our stock option, stock deferral and stock purchase plans, in the financial statements. See Note 2 – “Stock-Based Compensation” in our Notes to Consolidated Financial Statements for further discussion on the impact of this adoption, as well as the valuation methodology and assumptions utilized.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted this statement effective January 1, 2006. The results of the adoption of this statement did not have a material impact on our financial condition or results of operations.

CASH FLOW AND LIQUIDITY

Cash Flow – Operating Activities

Cash used in operating activities for the three months ended March 31, 2006, was $282.6 million, compared to $66.6 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $53.4 million and $86.2 million for the three months ended March 31, 2006 and 2005, respectively. This reduction was due to a decline in operating profits in 2006, compared to the prior year. Cash used in working capital components was $336.0 million and $152.8 million for the three months ended March 31, 2006 and 2005, respectively. This increase in cash used in working capital components was primarily the result of changes in accounts payable and inventory.

Cash Flow – Investing Activities

Cash used in investing activities was $26.6 million and $40.9 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2006 will be below our previous guidance of approximately $150 million to $160 million. RadioShack company-operated store remodels and relocations, as well as updated information systems, will account for the majority of our anticipated 2006 capital expenditures. As of March 31, 2006, we had $45.4 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs.

Cash Flow – Financing Activities

Cash provided by financing activities was $130.6 million for the three months ended March 31, 2006, compared to cash usage of $37.4 million for the corresponding prior year period. We did not repurchase any shares of our common stock during the three months ended March 31, 2006, while $73.7 million was used to repurchase shares during the corresponding prior year period. The 2005 stock repurchases were partially funded by $18.0 million received from the sale of treasury stock to employee benefit plans and from stock option exercises. The balance of capital to repurchase shares last year was obtained from cash generated from operations. Additionally, our net borrowings increased $123.0 million for the three months ended March 31, 2006, compared to $18.3 million during the corresponding prior year period. These borrowings included commercial paper, issued primarily to fund our operations due to lower cash balances, and outstanding payment obligations.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a cash usage of $309.8 million for the three months ended March 31, 2006, compared to a $105.2 million usage during the corresponding prior year period. This decrease in free cash flow was the result of decreased net income and cash used in working capital components, primarily accounts payable and inventory. We expect free cash flow to be approximately $50 million to $100 million for the year ended December 31, 2006.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was a cash usage of $282.6 million and $66.6 million for the three months ended March 31, 2006 and 2005, respectively. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2006	2005	2005
Net cash (used in) provided by operating activities	$(282.6)	$(66.6)	$362.9
Less:
Additions to property, plant and equipment	27.2	38.6	170.7
Dividends paid	--	--	33.7

Free cash flow	$(309.8)	$(105.2)	$ 158.5

FINANCIAL CONDITION AND CAPITAL STRUCTURE

Debt Ratings: As of May 9, 2006, our debt is considered investment grade by the rating agencies, based on their ratings. Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of May 9, 2006.

Category	Standard and Poor's	Moody's	Fitch
Senior unsecured debt	BBB-	Baa2	BBB
Commercial paper	A-3	P-2	F2
Outlook	Stable	Negative	Negative

On February 23, 2006, Fitch changed its long-term rating outlook to negative. In addition, on February 22, 2006, Moody’s placed our ratings under review for a possible downgrade. Both of these actions followed our announcement of calendar 2005 earnings, our turnaround program, and other factors. Moody’s concluded its review of our ratings on March 14, 2006, and reaffirmed our existing short-term rating of P-2, but lowered our long-term rating to Baa2 with a negative outlook. On April 21, 2006, Standard and Poor’s changed our long-term rating to BBB- with a stable outlook and changed our short-term rating to A-3.

Factors that can impact our future credit ratings include the execution, effect and timing of our turnaround program, changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to capital markets (including the commercial paper market), vendor financing terms and future new store occupancy costs.

Available Financing

Commercial Paper: As of May 9, 2006, we have access to short-term debt instruments, such as commercial paper issuances, available to supplement our short-term financing needs. Due to the ratings change by Standard and Poor’s discussed above; our availability of commercial paper has declined. It is anticipated that during the pre-holiday inventory build up of inventory that we will utilize both the commercial paper market and our credit facilities to fund our needs. It is anticipated that most, if not all of the anticipated pre-holiday funding will be repaid by year end. Our ongoing access to the commercial paper market is contingent on our maintaining a mid-tier level commercial paper rating. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $730 million revolving credit facilities described in more detail below. As of March 31, 2006, we had $52.4 million in commercial paper outstanding. During the first quarter of 2006, the amount of commercial paper we had outstanding ranged from $0.0 to $118.8 million.

Credit Facilities: At March 31, 2006, we had an aggregate of $730 million available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$300 million	June 2007
$130 million	August 2006

These credit facilities support our commercial paper program, as well as provide us a source of liquidity if for any reason the commercial paper market is unavailable. As of March 31, 2006, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants as of March 31, 2006.

We are exploring the availability of the bank market to extend to 2011 our $300 million credit facility maturing in June 2007.

We believe that our present ability to borrow is greater than our established credit lines and long-term debt in place. However, if market conditions change and sales were to dramatically decline throughout 2006, or we could not control operating costs, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings further, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and/or equity markets.

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We did not repurchase any shares of our common stock for the three months ended March 31, 2006. As of March 31, 2006, there was $209.9 million available for share repurchases under the $250 million share repurchase program. Repurchases were suspended under the $250 million share repurchase program during the third quarter of 2005 in connection with our overnight share repurchase program of 20 million shares of our common stock. As of May 9, 2006, we have not resumed share repurchases under the $250 million program and do not anticipate any further repurchases for the remainder of calendar year 2006.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	March 31,				December 31,
	2006		2005		2005
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$163.7	12.9%	$73.7	5.0%	$40.9	3.6%
Long-term debt	491.9	38.9%	501.2	33.6%	494.9	44.0%

Total debt	$655.6	51.8%	$574.9	38.6%	$535.8	47.6%
Stockholders' equity	611.1	48.2%	916.2	61.4%	588.8	52.4%

Total capitalization	$1,266.7	100.0%	$1,491.1	100.0%	$1,124.6	100.0%

Our debt-to-total capitalization ratio increased at December 31, 2005, and March 31, 2006, from March 31, 2005, due primarily to a decrease in equity from March 31, 2005, which largely resulted from the overnight share repurchase program described above. Long-term debt as a percentage of total capitalization also increased at December 31, 2005 and March 31, 2006, from March 31, 2005, due primarily to the same decrease in equity from March 31, 2005.

FINANCIAL IMPACT OF TURNAROUND PROGRAM

As discussed above, our turnaround program contains four key components:

°	Update our inventory;
°	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores and relocating other RadioShack company-operated stores;
°	consolidate our distribution centers; and
°	reduce our overhead costs.

Inventory Update: In connection with updating our inventory, we identified underperforming inventory for elimination, in addition to our normal inventory review process. We took a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory aspect of our turnaround program. During the first quarter of 2006, we took an additional $1.3 million pre-tax charge as a result of the inventory update aspect of our turnaround program. We will continue to review our inventory composition, and we expect that we will incur additional charges of $5 million to $10 million in 2006. These charges, if incurred, would increase our cost of products sold and adversely impact our margins accordingly.

Store Closures: We plan to close approximately 400 to 700 RadioShack company-operated stores in the United States during 2006 and the first half of 2007. During the first quarter of 2006, we identified approximately 480 stores for closure in 2006, and we are continuing our review to determine additional closure opportunities. We expect the total costs associated with these closures will be at the lower end of our previously announced range of $55 million to $90 million. In connection with the approximately 480 stores that we have identified for closure in 2006, we recorded an impairment of approximately $8.9 million related to the long-lived assets associated with certain of these stores, based on an asset recoverability test performed on a store-by-store basis during the first quarter of 2006. Losses on inventory dispositions will be presented in our financial statements as a charge in cost of products sold. We expect that the closures will result in a net positive future cash flow.

Distribution Center Consolidations: In connection with our consolidation of our distribution centers expected to occur during 2006, we anticipate the charges (excluding any gains from the sale or other disposition of assets) will total approximately $4 million. We expect that the distribution center consolidations will have no material net effect on our income statement and will be accretive to cash flow in 2006.

Overhead Cost Reductions: We are reviewing our cost structure to identify potential sources of cost reductions. In connection with our review, we have made initial decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix. We expect that this change will reduce our full year 2006 advertising costs by approximately $30 million to $40 million from 2005. We anticipate other sources of cost reductions will include improving our indirect procurement process, reducing our discretionary spending and professional fees, and limiting our hiring. At this time, while we are continuing our review, we are unable to estimate any other expected costs or cash flows associated with these anticipated reductions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties, including the risk factors described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2006, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, were the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net indebtedness at March 31, 2006, of $352.4 million, consisting of short-term debt of $52.4 million and $300.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in an increase in annual net interest expense of $3.5 million. This assumption assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2005, to purchase 4 million shares of Sirius stock at an exercise price of $5.00 per share. We recorded these warrants as an asset at year end totaling $6.8 million and have marked to market this asset at March 31, 2006, resulting in a $0.6 million charge in other (loss) income. Based on our valuation of these warrants utilizing the Black-Scholes-Merton option pricing model, we could be exposed to further losses due to changes in the underlying Sirius common stock price, as well as changes in volatility and expected exercise date.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Acting CEO and CFO have concluded that these disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. The risks described in our Form 10-K are not the only risks facing RadioShack. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our turnaround strategy may disrupt our business. In addition, the strategy may not be successful.

In February 2006, we announced a turnaround strategy with four components: store rationalization, inventory rationalization, distribution center consolidation, and expense reduction. See “Turnaround Program Overview” in MD&A above. This turnaround strategy may lead to disruptions in our business, including disruptions from the reduced number of stores, distribution centers and employees, as well as from the rationalization of certain products. These disruptions could adversely affect our business operations and our financial results. While we believe any disruptions would be short-term, we cannot assure that the impact (whether short-term or long-term) from these disruptions would not be material. Further, the implementation of the program will increase our expenses and product costs, which, in turn, may affect our credit ratings and overall liquidity. In addition, if our turnaround strategy is not successful, or if we do not execute the strategy effectively, our business operations and financial results could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2006	–	$ –	–	$209,909,275
February 1 - 28, 2006	–	$ –	–	$209,909,275
March 1 - 31, 2006	–	$ –	–	$209,909,275

Total	–	$ –	–

(1)	The total number of shares purchased includes all repurchases made during the periods indicated. In July, August and September of 2005, no shares were repurchased other than through a publicly announced plan or program in open-market transactions.

(2)	These publicly announced plans or programs consist of (i) RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date; and (ii) RadioShack’s 20 million share OSR program that occurred on August 5, 2005, which was announced on August 8, 2005. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which the financial institution is purchasing shares pursuant to the OSR described in “Cash Flow – Financing Activities” of MD&A. To fulfill its obligations under the OSR transaction, as of September 30, 2005, the financial institution had purchased 7.9 million shares in the open market at an average price of $25.22 per share.

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

RadioShack Corporation (Registrant)

Date: May 9, 2006	By /s/ David P. Johnson David P. Johnson Senior Vice President-Chief Accounting Officer and Corporate Controller (Authorized Officer)

Date: May 9, 2006	By /s/ David G. Barnes David G. Barnes Executive Vice President- Chief Financial Officer (Principal Financial Officer)

RADIOSHACK CORPORATION
INDEX TO EXHIBITS

Exhibit
Number        Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.3	RadioShack Corporation Bylaws, amended and restated as of September 29, 2005 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 30, 2005, and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to RadioShack's Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of February 20, 2004, between RadioShack Corporation and Equiserve Trust Company, N.A. (filed as Exhibit 4a to RadioShack's Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

4.3	Second Amendment to Amended and Restated Rights Agreement, dated effective January 31, 2006, by and between RadioShack Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to RadioShack's Form 8-K filed on January 17,2006, and incorporated herein by reference).

10.1	Resignation Agreement and Release, dated February 20, 2006, between RadioShack Corporation and David J. Edmondson (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on February 21, 2006, and incorporated herein by reference).

10.2	RadioShack Corporation 2006 Annual Incentive Bonus Plan (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.3	Description of 2006 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.4	Description of Long-Term Incentive Performance Measures for Executive Officers for the March 27, 2006 through March 26, 2009 Performance Cycle (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.5	Separation Agreement, effective March 31, 2006, between RadioShack Corporation and Mark C. Hill (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on April 7, 2006, and incorporated herein by reference).

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Acting Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

*	Filed with this report
**	These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

Exhibit 31(a)

CERTIFICATIONS

I, Claire H. Babrowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2006	By /s/ Claire H. Babrowski Claire H. Babrowski Acting Chief Executive Officer

Exhibit 31(b)

CERTIFICATIONS

I, David G. Barnes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RadioShack Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 9, 2006	By /s/ David G. Barnes David G. Barnes Chief Financial Officer

Exhibit 32

SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Claire H. Babrowski, Acting Chief Executive Officer of the Company, and David G. Barnes, Chief Financial Officer of the Company, certify to our knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Claire H. Babrowski Claire H. Babrowski Acting Chief Executive Officer May 9, 2006 /s/ David G. Barnes David G. Barnes Chief Financial Officer May 9, 2006

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.