Form 10-Q
period 2006-06-30
RADIOSHACK CORP
filed 2006-08-04
CIK 96289

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, $1 par value, on July 28, 2006 was 135,709,207.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Net sales and operating revenues	$1,099.9	$1,092.2	$2,259.9	$2,215.1
Cost of products sold	580.4	538.0	1,179.8	1,094.7

Gross profit	519.5	554.2	1,080.1	1,120.4

Operating expenses:
Selling, general and administrative	483.6	431.4	979.3	881.9
Depreciation and amortization	33.6	30.4	65.6	59.9
Impairment of long-lived assets	0.3	--	9.2	--

Total operating expenses	517.5	461.8	1,054.1	941.8

Operating income	2.0	92.4	26.0	178.6

Interest income	0.6	1.8	1.4	3.6
Interest expense	(11.5)	(9.4)	(22.1)	(18.7)
Other (loss) income	(1.2)	--	(1.8)	10.2

(Loss) income before income taxes	(10.1)	84.8	3.5	173.7
Income tax (benefit) provision	(6.9)	32.5	(1.7)	66.4

Net (loss) income	$(3.2)	$52.3	$5.2	$107.3

Net (loss) income per share:

Basic	$(0.02)	$0.34	$0.04	$0.68

Diluted	$(0.02)	$0.33	$0.04	$0.68

Shares used in computing net (loss) income per share:

Basic	136.2	155.9	136.0	157.1

Diluted	136.2	156.4	136.0	158.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

(In millions, except for share amounts)	June 30, 2006	December 31, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$170.3	$224.0	$254.8
Accounts and notes receivable, net	239.9	309.4	164.9
Inventories, net	794.8	964.9	971.6
Other current assets	119.5	129.0	88.5

Total current assets	1,324.5	1,627.3	1,479.8

Property, plant and equipment, net	439.2	476.2	660.2
Other assets, net	100.7	101.6	94.1
Total assets	$1,864.4	$2,205.1	$2,234.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$105.8	$40.9	$98.4
Accounts payable	159.3	490.9	214.5
Accrued expenses and other current liabilities	347.4	379.5	272.3
Income taxes payable	25.0	75.0	88.9

Total current liabilities	637.5	986.3	674.1

Long-term debt, excluding current maturities	490.2	494.9	506.1
Other non-current liabilities	122.3	135.1	131.1

Total liabilities	1,250.0	1,616.3	1,311.3

Commitments and contingent liabilities (see Notes 6 and 7)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated
and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	89.9	87.7	82.7
Retained earnings	1,746.6	1,741.4	1,615.4
Treasury stock, at cost; 55,337,000, 56,071,000
and 36,765,000 shares, respectively	(1,412.7)	(1,431.6)	(966.6)
Accumulated other comprehensive (loss) income	(0.4)	0.3	0.3
Total stockholders' equity	614.4	588.8	922.8
Total liabilities and stockholders' equity	$1,864.4	$2,205.1	$2,234.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2006	2005
Cash flows from operating activities:
Net income	$5.2	$107.3
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	65.6	59.9
Provision for credit losses and bad debts	0.1	0.1
Impairment of long-lived assets	9.2	--
Other items	6.4	3.0
Changes in operating assets and liabilities:
Accounts and notes receivable	70.0	76.3
Inventories	170.1	32.1
Other current assets	1.2	5.3
Accounts payable, accrued expenses, income taxes payable and
other	(418.4)	(314.9)

Net cash used in operating activities	(90.6)	(30.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(47.4)	(79.1)
Proceeds from sale of property, plant and equipment	9.4	2.7
Other investing activities	(0.2)	(9.6)

Net cash used in investing activities	(38.2)	(86.0)

Cash flows from financing activities:
Purchases of treasury stock	--	(141.0)
Sale of treasury stock to employee benefit plans	10.4	15.9
Proceeds from exercise of stock options	0.2	16.0
Changes in short-term borrowings, net	18.9	43.0
Short-term borrowings greater than three months maturity	48.6	--
Reductions of long-term borrowings	(3.0)	(0.1)

Net cash provided by (used in) financing activities	75.1	(66.2)

Net decrease in cash and cash equivalents	(53.7)	(183.1)
Cash and cash equivalents, beginning of period	224.0	437.9
Cash and cash equivalents, end of period	$170.3	$254.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities for which we are the primary beneficiary, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments, consisting only of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the six months ended June 30, 2006 and 2005, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – STOCK–BASED COMPENSATION
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

We adopted SFAS No. 123R on January 1, 2006, under the modified prospective application method. Under this method, we record stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, our stock-based compensation relates to stock options, restricted stock awards, and other equity-based awards issued to our employees and directors. All of our equity awards, with the exception of our stock options, are measured at the fair value of our common stock on the grant date and recognized as expense over the applicable vesting period.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the service period, but did not recognize compensation expense for stock option awards, because the options were granted at market value on the date of grant.

The following table details the effect of stock-based compensation on net (loss) income and net (loss) income per share for the three and six months ended June 30, 2006 and 2005, respectively, illustrating the effect of applying the fair value recognition provisions of SFAS No. 123R for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2006	Proforma 2005	2006	Proforma 2005
Net (loss) income, as reported	$(3.2)	$52.3	$5.2	$107.3
Stock-based employee compensation expense
included in reported net (loss) income, net of
related tax effects	5.0	1.2	9.1	3.2
Total stock-based employee compensation
expense determined under fair value method,
for all awards net of related tax effects	(5.0)	(4.0)	(9.1)	(10.0)

Net (loss) income	$(3.2)	$49.5	$5.2	$100.5

Net (loss) income per share:
Basic – as reported	$(0.2)	$0.34	$0.04	$0.68
Basic – pro forma		$0.32		$0.64
Diluted – as reported	$(0.2)	$0.33	$0.04	$0.68
Diluted – pro forma		$0.32		$0.64

The fair value of the stock options granted during the three and six month periods ended June 30, 2006 and 2005, was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of highly subjective assumptions, including expected option life, expected volatility, and expected employee termination rate. We use historical data to estimate the option life and the employee termination rate, and use historical and implied volatility when estimating the stock price volatility. The fair value of the stock options granted during the three and six month periods ended June 30, 2006 and 2005, respectively, was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	Proforma 2005	2006	Proforma 2005
Option life (in years)	4.6	4.0	4.6	4.0
Stock price volatility	34.5%	36.5%	32.1%	38.9%
Dividend yield	0.92%	0.85%	0.92%	0.85%
Risk free interest rate	5.1%	3.8%	4.7%	3.8%
Fair value	$6.24	$7.57	$6.16	$9.69

We periodically grant options to purchase RadioShack common stock to certain of our employees under various stock option plans at exercise prices equal to the market value of our common stock at the date of grant. Our current stock option grants have terms of seven years from the grant date. Previously, we granted options with ten year terms. Typically, the options vest ratably over three years from the date of grant. Once employment is terminated, the option holder has 90 days in which to exercise all vested options; however, under certain circumstances, some retirees may have three years in which to exercise all vested options. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date at which the option is fully vested. As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $16.0 million, which is expected to be recognized over a weighted average period of 1.0 year.

The following table summarizes activity under our stock option plans for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	20,411	$33.82
Grants	1,356	19.30
Exercised	(14)	11.66
Forfeited	(1,505)	35.71

Outstanding at end of period	20,248	$32.72	3.8	$0.5

Exercisable at end of period	18,014	$33.83	3.6	$0.5

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of June 30, 2006, we had options outstanding to purchase an aggregate of 0.2 million shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $0.5 million. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.1 million and $5.8 million, respectively, determined as of the date of exercise.

NOTE 3 – BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted net (loss) income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our net (loss) income.

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(3.2)	$52.3	$5.2	$107.3

Denominator:
Weighted average shares	136.2	155.9	136.0	157.1
Incremental common shares attributable
to stock option plans	–	0.5	–	0.9

Weighted average shares for
diluted net (loss) income per share	136.2	156.4	136.0	158.0

Basic net (loss) income per share	$(0.02)	$0.34	$0.04	$0.68

Diluted net (loss) income per share	$(0.02)	$0.33	$0.04	$0.68

Options to purchase 20.1 million and 19.7 million shares of common stock for the three and six month periods ended June 30, 2006, respectively, as compared to options to purchase 17.9 million and 16.5 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted net (loss) income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 4 – COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income for the three months ended June 30, 2006 and 2005, was ($3.4) million and $53.2 million, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005, was $4.5 million and $107.9 million, respectively. The only other components in both years of comprehensive (loss) income in 2006 and 2005, aside from net (loss) income for the periods reported, were unrealized gains or losses on securities and foreign currency translation adjustments.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTE 6 – LITIGATION
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. Prior to the commencement of the Perez trial in June 2006, we reached a tentative settlement agreement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement, if finalized, will result in a payment by us of approximately $8.5 million, in the aggregate, to resolve all five of the pending lawsuits. This settlement amount was recognized during the quarter ended June 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement cannot be reached, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of June 30, 2006, assuming no projected sublease income, is approximately $107 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties. Consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

NOTE 8 – REVOLVING CREDIT FACILITIES
At June 30, 2006, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities support our commercial paper program, as well as provide us a source of liquidity if for any reason the commercial paper market is unavailable to us. As of June 30, 2006, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at June 30, 2006.

On June 12, 2006, we entered into a $325 million five-year credit agreement to take advantage of the favorable bank credit market, in anticipation of the expiration in June 2007 of our existing $300 million five-year credit facility. This facility has substantially the same terms as the prior facility other than a more favorable fixed charge coverage ratio. The facility also provides for exclusion of cash turnaround expenses. We also amended the facility expiring in June 2009 to include the same covenants as the new facility.

On June 13, 2006, we provided notice of termination, effective June 16, 2006, of our $130 million 364-day revolving credit facility. We terminated this agreement in connection with the execution of the new $325 million facility described above.

NOTE 9 – SEGMENT REPORTING
We have two reportable segments: RadioShack company-operated stores and kiosks. RadioShack company-operated stores consist of our 4,746 retail stores, all under the RadioShack brand name, but exclude our Canadian company-operated stores. Kiosks consist of our network of 777 kiosks, which we do not operate under the RadioShack brand, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronic products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings, specific expansion efforts and performance relative to size.

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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales and operating revenues:

RadioShack company-operated stores	940.7	975.1	$1,936.8	$1,988.5
Kiosks	78.6	49.9	156.7	97.3
Other	80.6	67.2	166.4	129.3

	$1,099.9	$1,092.2	$2,259.9	$2,215.1

Operating income (loss):
RadioShack company-operated stores (1)	$102.1	$172.1	$222.4	$353.8
Kiosks	(0.4)	(3.6)	(2.9)	(7.2)
Other (2)	(3.0)	7.3	(4.2)	15.6

	98.7	175.8	215.3	362.2
Unallocated (3)	(96.7)	(83.4)	(189.3)	(183.6)

Operating income	2.0	92.4	26.0	178.6

Interest income	0.6	1.8	1.4	3.6
Interest expense	(11.5)	(9.4)	(22.1)	(18.7)
Other (loss) income	(1.2)	--	(1.8)	10.2

(Loss) income before income taxes	$(10.1)	$84.8	$3.5	$173.7

Depreciation and amortization:
RadioShack company-operated stores (4)	15.5	12.6	29.7	25.1
Kiosks	2.8	2.1	5.5	4.4
Other	0.4	0.2	0.7	0.4

	18.7	14.9	35.9	29.9
Unallocated (5)	14.9	15.5	29.7	30.0

	$33.6	$30.4	$65.6	$59.9

Capital expenditures:
RadioShack company-operated stores	$11.9	$15.1	$25.9	$22.9
Kiosks	0.3	2.4	1.1	3.1
Other	--	0.4	0.3	0.5

	12.2	17.9	27.3	26.5
Unallocated (6)	8.0	22.6	20.1	52.6

	$20.2	$40.5	$47.4	$79.1

(1)	Operating income for the three and six months ended June 30, 2006, includes $11.8 million and $20.7 million of charges, respectively, for costs associated with our turnaround plan and related restructuring activities in the RadioShack company-operated stores segment. Also included is impairment of long-lived assets of $0.3 million and $9.2 million, respectively.
(2)	The other category included in operating income for the six months ended June 30, 2006, includes a $2.2 million charge for costs associated with the closure of certain service centers.
(3)	The unallocated category included in operating income (loss) consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs. Also included is a charge of $1.6 million for the three and six months ended June 30, 2006, associated with our two distribution center closures.
(4)	Depreciation and amortization for RadioShack company-operated stores for the three and six months ended June 30, 2006, include an incremental $1.2 million in accelerated depreciation for stores associated with our turnaround plan.
(5)	Depreciation and amortization included in the unallocated category primarily relate to information technology assets.
(6)	Capital expenditures included in the unallocated category primarily relate to information technology assets.

NOTE 10 – TURNAROUND PROGRAM
On February 17, 2006, as a result of unfavorable profitability trends being experienced within our RadioShack company-operated stores, we announced the commencement of a turnaround plan. The turnaround plan was developed to identify opportunities to rationalize our cost structure and increase average unit volume and profitable square footage in our RadioShack company-operated stores. The original terms of the turnaround plan consisted of the closing of 400-700 company-operated stores, consolidating certain of our distribution centers, streamlining our overhead infrastructure, and updating our merchandise inventory.

The actual charges for initiatives under the turnaround plan are recorded in the period in which we commit to formalized restructuring plans or execute the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met. Charges incurred as part of the turnaround plan are recorded in cost of products sold, selling, general and administrative expense, and depreciation and amortization, with the exception of the asset impairment charges which are disclosed in a separate caption within our consolidated statements of income.

Store Closures: As of June 30, 2006, we had identified approximately 480 stores for closure; 240 were closed by the end of the second quarter. Our decision to close these stores was made on a store-by-store basis, and there is no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge of $4.8 million, which consists of future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

In connection with the approximately 480 stores that we have identified for closure, for the six months ended June 30, 2006, we recorded an impairment of $9.2 million related to the long-lived assets associated with certain of these stores, and we have recognized $1.2 million in accelerated depreciation associated with store assets for which the useful life has been changed due to plans to close the stores in the near term. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores' long-lived assets was not recoverable.

In connection with these store closures, we identified approximately 200 salaried employees (after filling open positions) whose positions would be terminated by July 31, 2006. All of the identified employees will be paid severance and some will earn retention bonuses if they remained employed on certain agreed upon dates. The development of a reserve for these costs began on the date that the terms of termination benefits were established and communicated to the employees, and is being recognized over the minimum retention period. As of June 30, 2006, $3.0 million was recognized as retention and termination benefits for store employees, with no benefits paid to date.

Additionally, as part of our store closure activities, we incurred $2.5 million primarily in connection with fees paid to outside liquidators and promotion of close-out sales within the approximately 480 stores.

Distribution Center Consolidations: We have closed a distribution center located in Southaven, Mississippi, and have sold a distribution center in Charleston, South Carolina. During the three months ended June 30, 2006, we recognized a lease obligation charge in the amount of $1.2 million, net of a $0.6 million gain on sale of the Charleston distribution center, and a $0.4 million charge related to severance for approximately 100 employees.

Service Center Operations: We closed or sold five service center locations during the three months ended June 30, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge of $1.2 million and $0.9 million related to lease obligations and severance, respectively. Only $0.2 million of this severance obligation has been paid as of June 30, 2006.

Inventory Update: We are updating underperforming merchandise with new, faster-moving merchandise. In connection with updating our inventory, we identified underperforming inventory for elimination in addition to our normal inventory review process. We recorded a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory aspect of our turnaround program. During the first quarter of 2006, we recorded an additional $1.3 million pre-tax charge as a result of the inventory update aspect of our turnaround program. We will continue to review our inventory assortment.

The following table summarizes the activity related to the 2006 turnaround plan from January 1, 2006, through June 30, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charge	$4.3	$7.8	$9.2	$1.2	$2.0	$24.5
Total spending through
June 30, 2006, net of
amounts realized from
sale of fixed assets	(0.2)	(1.0)	--	--	(1.9)	(3.1)
Total non-cash items	--	0.3	(9.2)	(1.2)	(0.1)	(10.2)
Deferred gain on sale and
leaseback of distribution
center	--	--	--	--	2.0	2.0

Accrual at June 30, 2006	$4.1	$7.1	$--	$--	$2.0	$13.2

Additional charges expected to be incurred in the third quarter ended September 30, 2006, include severance and accelerated depreciation. All remaining stores identified for closure were closed as of July 31, 2006. All severance and other termination benefits are expected to be paid in full by the end of the third quarter, and any remaining assets related to the closed locations will be fully depreciated. Additionally, we will continue to negotiate buyout agreements with our landlords; however, it is likely that a remaining lease obligation will exist at September 30, 2006. There is uncertainty as to when and at what cost we will fully settle all remaining lease obligations and, therefore, we are unable to estimate our lease obligation charge for the third quarter ended September 30, 2006.

See allocation of our turnaround charges within our segments in Note 9 – Segment Reporting.

NOTE 11 – RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the “Investment Plan”). Only employees participating in the former plan as of April 29, 2004, could participate in the Investment Plan. New employees were not eligible to participate in the Investment Plan. Effective June 30, 2006, the Investment Plan was suspended and distributions will take place in August 2006. Upon these distributions, the Investment Plan will not hold any assets.

NOTE 12 – RADIOSHACK 401(k) PLAN
The RadioShack 401(k) Plan (“401(k) Plan”) is a defined contribution plan. Eligible employees may direct their contributions into various investment options, including investing in our common stock. The 401(k) Plan was amended on July 1, 2006, and, as amended, allows participants to defer, via payroll deductions, from 1% to 75% of their annual compensation. Contributions per participant are limited to certain annual maximums permitted by the Internal Revenue Code. The amended 401(k) Plan also provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of their annual compensation. This percentage contribution by us is discretionary and may change in future years.

NOTE 13 – TERMINATION PROTECTION PLANS
On May 18, 2006, our Board of Directors approved amendments to RadioShack’s Termination Protection Plan (Level I) (the “Level I Plan”). The Level I Plan applies to our officers (other than officers that are parties to a Termination Protection Agreement with RadioShack). The amendments to the Level I Plan include a modification that requires us to pay a comparable benefit amount equal to a specified percentage of a participant’s base salary rather than requiring us to provide certain named employee benefits for one year. The Board of Directors also approved the adoption of an Officers’ Severance Program, a uniform severance program to apply to officers in the event of non-cause terminations.

Our Board of Directors also approved the termination of the Termination Protection Plan (Level II) (the “Level II Plan”). The Level II Plan provided for defined termination benefits to be paid to certain of our eligible, non-officer employees who have been terminated, without cause, in connection with a change in control of RadioShack. In lieu of the Level II Plan, the Board of Directors approved a severance program for eligible, non-officer employees who are terminated under certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (“MD&A”).

This section of our quarterly report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

OVERVIEW

RadioShack is primarily a retailer of consumer electronics products and services. We seek to differentiate ourselves from our competitors by providing cost-effective solutions to meet everyone’s routine electronics needs and families’ distinct electronics wants. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors.

We are currently focused on our RadioShack company-operated stores, dealers and our Web site www.radioshack.com.

Our strategy is to enhance our brands and customer experiences by focusing on improvement of our product assortment, store personnel and store environment. In order to improve our product assortment, we are focused on high-performing product categories, while de-emphasizing other product categories that have had lower historical performances.

TURNAROUND PROGRAM OVERVIEW

Due to certain negative trends in our business, we announced a turnaround program on February 17, 2006, with the following goals:

•	Increase the average unit volume of our RadioShack company-operated store base,
•	rationalize our cost structure, and
•	grow profitable square footage in our store portfolio.

Our turnaround program has two fundamental work streams:

•	Eliminating assets and activities which earn poor returns, distract from efforts to improve core RadioShack stores, or offer limited growth prospects going forward; and
•	Investing in assets and activities which have the opposite characteristics of those we are eliminating.

We are replacing slower-moving merchandise with new, faster-moving merchandise. During the fourth quarter of 2005 and the first quarter of 2006, we identified underperforming inventory for replacement and are liquidating these items. We are using the space freed up through this liquidation for other merchandise.

We are also concentrating our efforts and investments on improving top-performing stores. To do so, as of July 31, 2006, we have identified and closed approximately 480 of our RadioShack company-owned stores, based on criteria such as weak financial performance, poor real estate, subpar brand representation, and high likelihood to transfer sales to other RadioShack stores. Our decision to close these stores was made on a store-by-store basis, and there is no geographic concentration of closings for these stores.

In addition, we will close two distribution centers in Charleston, South Carolina, and Southaven, Mississippi, in 2006 and we have closed or sold five of our service centers. We are reviewing overhead expenses to identify potential sources of cost reduction and to focus our resources.

See "Financial Impact of Turnaround Program" below for a discussion of the expected financial impact of our turnaround program.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

We use several key financial performance metrics, including metrics related to net sales and operating revenues; ticket analysis; gross profit and gross margin; inventory; selling, general and administrative ("SG&A") expense; operating margin; and labor productivity.

Net Sales and Operating Revenues Metrics

As a retailer, we consider growth in revenue to be one of the key indicators of our overall financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenues, comparable store sales growth, average tickets per store and average sales per ticket. Our recent trends in revenue growth have not met our expectations.

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has had 13 full months of sales.

The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended June 30,
	2006	2005	2004
Consolidated net sales and operating
revenues growth	0.7%	3.6%	2.8%
Comparable store sales (decrease) increase	(3%)	(1%)	3%

Both consolidated net sales and operating revenues growth and comparable store sales were lower in 2006 due to a sales decrease within our RadioShack segment’s service platform. These decreases were primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our revenue by approximately $32.0 million and $63.7 million for the quarter and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. However, the change had no overall impact on our gross profit or operating income.

Ticket Analysis

Average tickets per store, in conjunction with average sales per ticket, provide us with an indication of whether the changes in revenues were generated by a higher or lower volume of sales or by sales of products with higher or lower prices. Although we are generating more average sales dollars per ticket compared to last year, our average number of transactions per store has declined. Additionally, the growth in average sales per ticket for 2006 was negatively impacted by the change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as described above under “Net Sales and Operating Revenues Metrics.”

The table below summarizes our average ticket analysis for RadioShack company-operated stores for the periods indicated:

	Three Months Ended June 30,
	2006	2005	2004
RadioShack company-operated stores:
Average tickets per store per day:	61.6	62.5	61.6
Average sales per ticket:	$33.44	$32.78	$33.13

Gross Profit and Gross Margin Metrics

We view our gross profit and gross margin as key metrics of our financial performance, as they indicate the extent to which we are able to manage our product costs and optimize product mix. Gross margin was also unfavorably impacted by the turnaround plan as we liquidated inventory in closing stores.

The table below summarizes gross profit and gross margin for the periods indicated:

	Three Months Ended June 30,
	2006	2005	2004
Gross profit	$519.5	$554.2	$539.6
Gross margin	47.2%	50.7%	51.2%

Operating Income

Operating income (loss) from our two operating segments, as well as the other and unallocated categories, is as follows:

	Three Months Ended June 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$102.1	$172.1	$186.2
Kiosks	(0.4)	(3.6)	0.1
Other(1)	(3.0)	7.3	10.9
	98.7	175.8	197.2

Unallocated (2)	(96.7)	(83.4)	(84.6)

Operating income	$2.0	$92.4	$112.6

(1)	The other category included in operating income for the three months ended June 30, 2006, was primarily driven by a decline in our repair center operating income.
(2)	Operating income included in the unallocated category consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses, such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

Inventory Metrics

We review inventory turnover and the cash conversion cycle to determine the productivity of our working capital.

The table below summarizes inventory metrics for the periods indicated:

	At June 30,
	2006	2005	2004
Inventory turnover (times per year)	2.9	2.5	2.8
Cash conversion cycle (days)	103	108	91

Inventory turnover is equal to the total of the last four quarters cost of goods sold divided by the average of the last four quarters of ending inventory.

The cash conversion cycle is equal to the sum of the average days in inventory and average collection days less average days in accounts payable.

SG&A Expense and Operating Margin Metrics

We believe that leveraging our fixed expense base and, accordingly, increasing operating margin is an important indicator of our financial performance and process efficiency.

The table below summarizes these metrics for the periods indicated:

	Three Months Ended June 30,
	2006	2005	2004
SG&A expense as a percentage of sales	44.0%	39.5%	38.2%
Operating margin	0.2%	8.5%	10.7%

Labor Productivity Metrics

We review company-operated RadioShack store sales per labor hour, which provides us with information regarding our in-store labor productivity with respect to sales.

The table below summarizes company-operated RadioShack store sales per labor hour:

	Three Months Ended June 30,
	2006	2005	2004
RadioShack company–operated store sales per labor hour	$72.78	$76.96	$79.42

In conjunction with our goals to improve our customers' experiences, as well as overall in-store sales productivity, we have implemented consistent operating procedures in all of our RadioShack company-operated stores. We completed this implementation in 2005 and are monitoring compliance with these procedures.

The sales per labor hour for the quarter ended June 30, 2006, were negatively impacted by three factors. First, additional store labor hours in our RadioShack stores did not result in increased sales volume. We adjusted our store labor hours down to improve this metric. Next, the change in the manner in which we recognize sales of prepaid wireless airtime in 2006, as described above under "Net Sales and Operating Revenues Metrics," reduced this metric, but had no impact on actual labor productivity. And third, we had poor sales growth in the wireless platform.

For a more detailed discussion of our financial performance, please continue reading our MD&A, as well as our Consolidated Financial Statements and Notes.

RadioShack Retail Outlets

The table below shows our retail locations at June 30, 2006, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
RadioShack company-operated stores (1)	4,746	4,933	4,972	4,990	5,009
Kiosks (2)	777	778	777	743	651
Dealer and other outlets (3)	1,635	1,662	1,711	1,728	1,735

Total number of retail locations	7,158	7,373	7,460	7,461	7,395

(1)	During the past four quarters, we closed a total of 263 RadioShack company-operated stores, net of new store openings and relocations. This decline resulted primarily from the implementation of our turnaround strategy, as well as our decision not to renew leases on locations that fail to meet our financial return goals. See “Turnaround Program Overview” included in MD&A above.

(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total). They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us. Our agreements with both SAM's CLUB and Sprint include provisions requiring certain performance criteria and if not met, they can assume the operations of certain locations. Currently, we have not been notified by SAM's CLUB or Sprint that they will assume locations as a result of these provisions.

(3)	During the past four quarters, we closed 100 dealer outlets (typically by terminating our relationship with the dealers), net of new outlet openings and conversions to RadioShack company-operated stores. This trend is due to the closure of smaller outlets. Additionally, we had nine Canadian company-operated stores at June 30, 2006.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

Consolidated net sales and operating revenues for our two operating segments and other sales are as follows:

	Three Months Ended June 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$940.7	$975.1	$987.6
Kiosks	78.6	49.9	1.3
Other sales	80.6	67.2	64.9

Consolidated net sales and operating revenues	$1,099.9	$1,092.2	$1,053.8

	Six Months Ended June 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$1,936.8	$1,988.5	$2,017.6
Kiosks	156.7	97.3	2.6
Other sales	166.4	129.3	126.2

Consolidated net sales and operating revenues	$2,259.9	$2,215.1	$2,146.4

Sales increased slightly to $1,099.9 million for the quarter ended June 30, 2006, from $1,092.2 million in the corresponding prior year period. For the six months ended June 30, 2006, our overall sales increased 2% to $2,259.9 million, compared to $2,215.1 million for the same period in 2005. The slight increase for the quarter was primarily the result of a 9% increase in our accessory platform sales and a 20% increase in our personal electronics platform sales, but was substantially offset by a 58% decrease in our service platform sales due primarily to the manner in which we began recognizing sales of prepaid wireless airtime in 2006. The increase for the six months ended June 30, 2006, was the result of a 23% sales increase in the personal electronics platform, 5% increase in our wireless platform sales and a 6% increase in our accessory platform sales. These increases for the six months were partially offset by a 57% sales decrease in our service platform. The net increase of 126 kiosk locations contributed to our wireless platform sales increase. We had a 3% and 2% decrease in comparable company store sales for the quarter and six months ended June 30, 2006, respectively. Consolidated sales increased from new store sales from our kiosk locations, despite the comparable company store sales decrease. Both the RadioShack company-operated stores net sales and operating revenues and comparable store sales were lower in 2006 due to a sales decrease within our RadioShack segment’s service platform. This decrease was the result of a change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as described below.

RadioShack Company-Operated Stores

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners and two-way radios) decreased 6% and 3% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. These decreases were primarily driven by declines in unit sales of wireless handsets.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) increased 7% and 4% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. These increases were primarily the result of higher sales of digital music accessories, Bluetooth wireless accessories and flash memory, which were partially offset by a decline in home entertainment accessory sales.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, digital music players and satellite radios) increased 21% and 22% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. These sales increases were driven primarily by increased sales of digital music players and satellite radios, which were partially offset by a decline in sales of camcorders.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 8% and 6% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. This quarterly decrease was primarily due to sales decreases in desktop computers, cordless telephones and DVD players, which were partially offset by increased sales of portable computers and video projectors. The decrease for the six month period was primarily due to sales decreases in DVD players, cordless telephones and satellite systems, which were partially offset by increased sales of video projectors and portable computers.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 7% and 8% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. These sales decreases were due primarily to a decrease in sales of special purpose batteries.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) decreased 59% and 58% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year period. These decreases were primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our revenue by approximately $32.4 million and $64.5 million for the quarter and six months ended June 30, 2006, as compared to the corresponding prior year periods, but had no impact on our operating income.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) increased 2% and 1% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. Higher sales of robotic kits, audio cables and metal detectors were the primary drivers of our technical platform sales increases.

Kiosks

Kiosk sales increased $28.7 million or 57.5% and $59.4 million or 61.0% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. This increase was the result of an increased number of kiosk locations since the beginning of 2005. Kiosk sales consist primarily of wireless platform sales and related accessory platform sales.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales of our Canadian company-operated stores, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing facilities. Other sales were up $13.4 million or 19.9% and $37.1 million or 28.7% for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. These sales increases were primarily due to increased sales to dealers.

Gross Profit

Consolidated gross profit for the three months ended June 30, 2006, was $519.5 million or 47.2% of net sales and operating revenues, compared with $554.2 million or 50.7% of net sales and operating revenues in the corresponding prior year period, resulting in a 6.3% decrease in gross profit and a 3.5 percentage point decrease in our gross margin rate. For the six months ended June 30, 2006, gross profit dollars decreased $40.3 million, while the gross margin rate declined 2.8 percentage points to 47.8% from 50.6% in the corresponding 2005 period. These decreases were primarily the result of inventory liquidation in our closing stores, a mix change toward lower gross margin products and more aggressive promotional activity. The decrease in gross margin rate was partially offset by the change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as discussed above.

The remaining liquidation of inventory in our turnaround plan locations closing after June 30, 2006, could negatively impact our third quarter gross margin.

Selling, General and Administrative Expense

Our consolidated SG&A expense increased 12.1% or $52.2 million for the quarter and increased 11.0% or $97.4 million for the six months ended June 30, 2006, when compared to the corresponding prior year periods. This change represents a 4.5 percentage point increase to 44.0% from 39.5% of net sales and operating revenues for the quarter and a 3.5 percentage point increase to 43.3% from 39.8% of net sales and operating revenues for the six months ended June 30, 2006, when compared to the corresponding prior year periods.

Compensation expense increased in both dollars and as a percent of net sales and operating revenues for the quarter and six months ended June 30, 2006. Increases were primarily driven by increased labor hours and pay plan changes for RadioShack company-operated stores. Additionally, severance related to our turnaround program and increased headcount in our kiosk and third-party repair operations had a negative impact on compensation expense. We also began the required expensing of stock options as of January 1, 2006, which increased compensation expense. Rent expense increased in both dollars and as a percent of net sales and operating revenues for the quarter and six months ended June 30, 2006. The rent increases were driven by lease buyout costs and the addition of 126 kiosks over the past 12 months, as well as by rental payments on our corporate campus, which we sold and leased back in December 2005. Professional fees increased both in dollars and as a percent of net sales and operating revenues for the quarter and six months ended June 30, 2006, in connection with the preliminary settlement of certain class action lawsuits and the cost of consultants engaged in various projects.

Depreciation and Amortization

The tables below summarize our depreciation and amortization expense by segment for each reporting period.

	Three Months Ended June 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$15.5	$12.6	$12.3
Kiosks	2.8	2.1	—
Other	0.4	0.2	0.2

	18.7	14.9	12.5

Unallocated	14.9	15.5	12.3

Consolidated depreciation and amortization	$33.6	$30.4	$24.8

	Six Months Ended June 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$29.7	$25.1	$24.7
Kiosks	5.5	4.4	—
Other	0.7	0.4	0.4

	35.9	29.9	25.1

Unallocated	29.7	30.0	23.8

Consolidated depreciation and amortization	$65.6	$59.9	$48.9

Impairment of Long-lived Assets

In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. As of June 30, 2006, we had identified approximately 480 specific stores for closure, thus indicating that the carrying amount of stores’ long-lived assets may not be recoverable. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores’ long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $0.3 million and $9.2 million impairment loss for the quarter and six months ended June 30, 2006, respectively.

Net Interest Expense

Consolidated interest expense, net of interest income, for the quarter and six months ended June 30, 2006, was $10.9 million and $20.7 million, respectively, versus $7.6 million and $15.1 million for the comparable prior year periods.

Interest expense increased $2.1 million and $3.4 million for the quarter and six months ended June 30, 2006, respectively, when compared to the corresponding prior year periods. The increase in interest expense was due to the impact of rising interest rates on our interest rate swap agreements and an increase in our average debt outstanding for the quarter and six months ended June 30, 2006.

Interest income decreased $1.2 million and $2.2 million for the quarter and six months ended June 30, 2006, respectively, compared to the corresponding prior year periods, due to lower average investment balances, despite the rising market interest rates.

Other (Loss) Income

For the quarter and six months ended June 30, 2006, we recognized losses of $1.2 million and $1.8 million, respectively, relating to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of the required “mark to market” accounting treatment of these warrants. During the quarter ended March 31, 2005, we sold all rights, title and interest to the “Tandy” trade name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income during the first half of 2005.

Income Tax (Benefit) Provision

The provision for income taxes for each quarterly period reflects our current estimate of the annual effective tax rate for the full year, adjusted by the effect of any unusual or infrequently occurring items within a respective quarter. Our effective tax rates for the quarter and six months ended June 30, 2006, were approximately 68.3% and (48.6%), respectively, compared to 38.3% and 38.2% for the corresponding prior year periods. The fluctuation in the effective tax rate is due primarily to the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the quarter, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to the donation deduction in excess of inventory cost is reflected in the effective tax rate for the second quarter.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

FINANCIAL CONDITION

Cash Flow – Operating Activities

Cash used in operating activities for the six months ended June 30, 2006, was $90.6 million, compared to $30.9 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $86.5 million and $170.3 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 reduction was due to a decline in operating profits in 2006, compared to the prior year. Cash used in working capital components was $177.1 million and $201.2 million for the six months ended June 30, 2006 and 2005, respectively. This decrease in cash used in working capital components, as compared to the prior year, was primarily the result of changes in inventory levels, but offset by changes in accounts payable.

Cash Flow – Investing Activities

Cash used in investing activities was $38.2 million and $86.0 million for the six months ended June 30, 2006 and 2005, respectively. Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditures for 2006 will be approximately $100 million to $120 million. The majority of these anticipated expenditures relate to approximately 500 to 750 RadioShack company-operated store remodels, updated information systems, and to a lesser extent store relocations. As of June 30, 2006, we had $170.3 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs and repay debt as it becomes due.

Cash Flow – Financing Activities

Cash provided by financing activities was $75.1 million for the six months ended June 31, 2006, compared to a cash usage of $66.2 million for the corresponding prior year period. We did not repurchase any shares of our common stock during the six months ended June 30, 2006, while $141.0 million was used to repurchase shares during the corresponding prior year period. The 2005 stock repurchases were partially funded by $31.9 million received from the sale of treasury stock to employee benefit plans and from stock option exercises. The balance of capital to repurchase shares last year was obtained from cash generated from operations. Additionally, our net borrowings increased to $64.5 million for the six months ended June 30, 2006, compared to $42.9 million during the corresponding prior year period. These borrowings included commercial paper, issued primarily to fund our operations due to lower cash balances, and outstanding payment obligations.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a cash usage of $138.0 million for the six months ended June 30, 2006, compared to a $110.0 million usage during the corresponding prior year period. This decrease in free cash flow was the result of decreased net income and a decrease in cash used in working capital components, primarily inventory.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was a cash usage of $90.6 million and $30.9 million for the six months ended June 30, 2006 and 2005, respectively. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2006	2005	2005
Net cash (used in) provided by operating activities	$(90.6)	$(30.9)	$362.9
Less:
Additions to property, plant and equipment	47.4	79.1	170.7
Dividends paid	--	--	33.7

Free cash flow	$(138.0)	$(110.0)	$ 158.5

FINANCIAL CONDITION AND CAPITAL STRUCTURE

Debt Ratings: As of August 3, 2006, our debt is considered investment grade by the rating agencies, based on their ratings. Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of August 3, 2006.

Category	Standard and Poor's	Moody's	Fitch
Senior unsecured debt	BBB-	Baa2	BBB
Commercial paper	A-3	P-2	F2
Outlook	Negative	Negative	Negative

On February 23, 2006, Fitch changed its long-term rating outlook to negative. In addition, on February 22, 2006, Moody’s placed our ratings under review for a possible downgrade. Both of these actions followed our announcement of calendar 2005 earnings, our turnaround program, and other factors. Moody’s concluded its review of our ratings on March 14, 2006, and reaffirmed our existing short-term rating of P-2, but lowered our long-term rating to Baa2 with a negative outlook. On April 21, 2006, Standard and Poor’s changed our long-term rating to BBB- with a stable outlook and changed our short-term rating to A-3. On July 24, 2006, Standard and Poor’s lowered our outlook to negative, after the release of our second quarter earnings on July 21, 2006.

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

Available Financing

Commercial Paper: As of August 3, 2006, we have access to short-term debt instruments, such as commercial paper issuances, available to supplement our short-term financing needs. Due to recent ratings changes, the availability of the commercial paper market to us has declined. It is anticipated that, during our pre-holiday inventory build up, we will utilize both the commercial paper market and our credit facilities to fund our needs. We anticipate that most, if not all, of the anticipated pre-holiday funding will be repaid by year-end. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $625 million revolving credit facilities described in more detail below. As of June 30, 2006, we had $50.0 million in commercial paper outstanding. During the second quarter of 2006, the amount of commercial paper we had outstanding ranged from $50.0 to $82.5 million.

Credit Facilities: At June 30, 2006, we had an aggregate of $625 million available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities support our commercial paper program, as well as provide us a source of liquidity if for any reason the commercial paper market is unavailable to us. As of June 30, 2006, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at June 30, 2006.

On June 12, 2006, we entered into a $325 million five-year credit agreement to take advantage of the favorable bank credit market, in anticipation of the expiration in June 2007 of our existing $300 million five-year credit facility. This facility has substantially the same terms as the prior facility other than a more favorable fixed charge coverage ratio. The facility also provides for exclusion of cash turnaround expenses. We also amended the facility expiring in June 2009 to include the same covenants as the new facility.

On June 13, 2006, we provided notice of termination, effective June 16, 2006, of our $130 million 364-day revolving credit facility. We terminated this agreement in connection with the execution of the new $325 million facility described above.

We believe that our present ability to borrow is adequate for our business needs. However, if market conditions change and sales were to dramatically decline throughout 2006, or we could not control operating costs, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings further, thereby increasing our borrowing costs, or even causing a reduction in or elimination of our access to debt and/or equity markets.

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We did not repurchase any shares of our common stock for the six months ended June 30, 2006. As of June 30, 2006, there was $209.9 million available for share repurchases under the $250 million share repurchase program. Repurchases were suspended under the $250 million share repurchase program during the third quarter of 2005 in connection with our overnight share repurchase program of 20 million shares of our common stock. As of August 3, 2006, we have not resumed share repurchases under the $250 million program.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	June 30,				December 31,
	2006		2005		2005
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$105.8	8.7%	$98.4	6.5%	$40.9	3.6%
Long-term debt	490.2	40.5%	506.1	33.1%	494.9	44.0%

Total debt	$596.0	49.2%	$604.5	39.6%	$535.8	47.6%
Stockholders' equity	614.4	50.8%	922.8	60.4%	588.8	52.4%

Total capitalization	$1,210.4	100.0%	$1,527.3	100.0%	$1,124.6	100.0%

Our debt-to-total capitalization ratio increased at June 30, 2006, and December 31, 2005, from June 30, 2005, due primarily to a decrease in equity from June 30, 2005. This decrease in equity largely resulted from the overnight share repurchase program in 2005. Long-term debt as a percentage of total capitalization also increased at December 31, 2005, and June 30, 2006, from June 30, 2005, due primarily to the same decrease in equity from June 30, 2005.

FINANCIAL IMPACT OF TURNAROUND PROGRAM

As discussed above, our turnaround program contains four key components:

°	Update our inventory;
°	focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores and relocating other RadioShack company-operated stores;
°	consolidate our distribution centers; and
°	reduce our overhead costs.

Store Closures:As of June 30, 2006, we had identified approximately 480 stores for closure; 240 were closed by the end of the second quarter. Our decision to close these stores was made on a store-by-store basis, and there is no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge of $4.8 million, which consists of future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

In connection with the approximately 480 stores that we have identified for closure, for the six months ended June 30, 2006, we recorded an impairment of $9.2 million related to the long-lived assets associated with certain of these stores, and we have recognized $1.2 million in accelerated depreciation associated with store assets for which the useful life has been changed due to plans to close the stores in the near term. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores’ long-lived assets was not recoverable.

In connection with these store closures, we identified approximately 200 salaried employees (after filling open positions) whose positions would be terminated by July 31, 2006. All of the identified employees will be paid severance and some will earn retention bonuses if they remained employed on certain agreed upon dates. The development of a reserve for these costs began on the date that the terms of termination benefits were established and communicated to the employees, and is being recognized over the minimum retention period. As of June 30, 2006, $3.0 million was recognized as retention and termination benefits for store employees, with no benefits paid to date.

Additionally, as part of our store closure activities, we incurred $2.5 million primarily in connection with fees paid to outside liquidators and promotion of close-out sales within the approximately 480 stores.

Distribution Center Consolidations: We have closed a distribution center located in Southaven, Mississippi, and have sold a distribution center in Charleston, South Carolina. During the three months ended June 30, 2006, we recognized a lease obligation charge in the amount of $1.2 million, net of a $0.6 million gain on sale of the Charleston distribution center, and a $0.4 million charge related to severance for approximately 100 employees.

Service Center Operations:We closed or sold five service center locations during the three months ended June 30, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge of $1.2 million and $0.9 million related to lease obligations and severance, respectively. Only $0.2 million of this severance obligation has been paid as of June 30, 2006.

Overhead Cost Reductions: Management is conducting a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we have made initial decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix. We expect that this change will reduce our full year 2006 advertising costs by approximately $30 million from 2005. At this time, while continuing our review of overhead expenses, we are unable to estimate any other expected costs or cash flows associated with these anticipated reductions.

Inventory Update:We are updating underperforming merchandise with new, faster-moving merchandise. In connection with updating our inventory, we identified underperforming inventory for elimination in addition to our normal inventory review process. We recorded a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory aspect of our turnaround program. During the first quarter of 2006, we recorded an additional $1.3 million pre-tax charge as a result of the inventory update aspect of our turnaround program. We will continue to review our inventory assortment.

The following table summarizes the activity related to the 2006 turnaround plan from January 1, 2006, through June 30, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charge	$4.3	$7.8	$9.2	$1.2	$2.0	$24.5
Total spending through
June 30, 2006, net of
amounts realized from
sale of fixed assets	(0.2)	(1.0)	--	--	(1.9)	(3.1)
Total non-cash items	--	0.3	(9.2)	(1.2)	(0.1)	(10.2)
Deferred gain on sale and
leaseback of distribution
center	--	--	--	--	2.0	2.0

Accrual at June 30, 2006	$4.1	$7.1	$--	$--	$2.0	$13.2

Additional charges expected to be incurred in the third quarter ended September 30, 2006, include severance and accelerated depreciation. All remaining stores identified for closure were closed as of July 31, 2006. All severance and other termination benefits are expected to be paid in full by the end of the third quarter, and any remaining assets related to the closed locations will be fully depreciated. Additionally, we will continue to negotiate buyout agreements with our landlords; however, it is likely that a remaining lease obligation will exist at September 30, 2006. There is uncertainty as to when and at what cost we will fully settle all remaining lease obligations and, therefore, we are unable to estimate our lease obligation charge for the third quarter ended September 30, 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties, including the risk factors described in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2006, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, were the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net indebtedness at June 30, 2006, of $189.6 million, consisting of short-term debt of $50.0 million and long-term debt of $260.5 million due to our interest rate swaps. The risk is offset by $120.9 million in short-term investments, which effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in an increase in annual net interest expense of $1.9 million. This assumption assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2005, to purchase 4 million shares of Sirius stock at an exercise price of $5.00 per share. We recorded these warrants as an asset at year end totaling $6.8 million and have marked to market this asset at June 30, 2006, resulting in a $1.2 million and $1.8 million charge in other (loss) income for the quarter and six months ended June 30, 2006, respectively. Based on our valuation of these warrants utilizing the Black-Scholes-Merton option pricing model, we could be exposed to further losses due to changes in the underlying Sirius common stock price, as well as changes in volatility and expected exercise date.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be timely disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Acting CEO and CFO have concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. Prior to the commencement of the Perez trial in June 2006, we reached a tentative settlement agreement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement, if finalized, will result in a payment by us of approximately $8.5 million, in the aggregate, to resolve all five of the pending lawsuits. This settlement amount was recognized during the quarter ended June 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement cannot be reached, we nevertheless believe we have meritorious defenses and in such event we would continue to vigorously defend these cases.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, include a detailed discussion of our risk factors. The risks described in our Form 10-K and Form 10-Q are not the only risks facing RadioShack. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2006	--	$ --	--	$209,909,275
May 1 - 31, 2006	--	$ --	--	$209,909,275
June 1 - 30, 2006	--	$ --	--	$209,909,275

Total	--	$ --	--

(1)	The total number of shares purchased would include all repurchases made during the periods indicated. In April, May and June of 2006, however, no shares were repurchased through a publicly announced plan or program in open-market transactions.

(2)	These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. As of August 3, 2006, management has determined not to resume share repurchases under the $250 million program for 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)	We held our Annual Meeting of Stockholders on May 18, 2006.

b)	At the meeting, stockholders elected the ten directors listed below to serve for the ensuing year. Out of the 135,271,269 eligible votes, 118,659,610 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Frank J. Belatti	104,606,536	14,053,074
Ronald E. Elmquist	104,490,043	14,169,567
Robert S. Falcone	102,973,803	15,685,807
Daniel R. Feehan	105,403,160	13,256,450
Richard J. Hernandez	104,555,641	14,103,969
H. Eugene Lockhart	104,504,465	14,155,145
Jack L. Messman	104,684,117	13,975,493
William G. Morton, Jr.	104,947,928	13,711,682
Thomas G. Plaskett	104,838,967	13,820,643
Edwina D. Woodbury	104,458,167	14,201,443

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 31, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadioShack Corporation (Registrant)

Date: August 3, 2006	By /s/ David P. Johnson David P. Johnson Senior Vice President-Corporate Controller (Authorized Officer)

Date: August 3, 2006	By /s/ Julian C. Day Julian C. Day Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer (Principal Financial Officer)

RADIOSHACK CORPORATION
INDEX TO EXHIBITS

Exhibit
Number        Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.3	RadioShack Corporation Bylaws, amended and restated as of September 29, 2005 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 30, 2005, and incorporated herein by reference).

10.1	Consulting Agreement, dated May 18, 2006, between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).

10.2	RadioShack Corporation Amended and Restated Termination Protection Plan (Level I) (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).

10.3*	RadioShack Corporation Officers' Severance Program.

10.4	Five Year Credit Agreement, dated as of June 12, 2006, among RadioShack Corporation, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, Bank of America, N.A., as Administrative Agent and Initial Issuing Bank, Wachovia Bank, National Association, as Co-Syndication Agent and Initial Issuing Bank, Wells Fargo, National Association, as Co-Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 16, 2006, and incorporated herein by reference).

10.5	Amendment No. 2, dated as of June 12, 2006, to the Five Year Credit Agreement, dated as of June 12, 2006, among RadioShack Corporation, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, Keybank National Association and Suntrust Bank, as Co-Syndication Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent and as Paying Agent (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 16, 2006, and incorporated herein by reference). Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

31*	Rule 13a-14(a) Certification of the Chief Executive Officer and Interim Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

-------------------------------------------

*	Filed with this report
**	These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

Exhibit 10.3*

RADIOSHACK CORPORATION

OFFICERS’ SEVERANCE PROGRAM

        1.        PURPOSE OF PROGRAM.  The purpose of the RadioShack Corporation Officers’ Severance Program (the “Program”) is to retain well-qualified individuals as officers of RadioShack Corporation and/or its Subsidiaries, and to provide a benefit to each such individual if his/her employment is terminated prior to the third anniversary of the Effective Date (as defined below), under qualifying circumstances. The Program is intended to qualify as a “top-hat” plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in that it is intended to be an “employee benefit plan” (as such term is defined under Section 3(3) of ERISA) which is unfunded and provides benefits only to a select group of management or highly compensated employees of the Company and/or its Subsidiaries.

        2.        DEFINITIONS.   The following terms shall have the following meanings unless the context indicates otherwise:

                   (a)        “Applicable Benefits Schedule” with respect to a Participant shall mean the Benefits Schedule applicable to the Participant based on his or her position with the Company and/or its Subsidiaries.

                   (b)        “Beneficiary” The Participant’s estate shall be deemed to be the Participant’s designated Beneficiary.

                   (c)        “Benefits Schedule” shall mean a separate Benefits Schedule, if any, adopted as part of the Program, which Schedule sets forth certain provisions relating to the determination of eligibility for and/or the amount of Severance Benefits payable under the Program.

                   (d)        “Board” shall mean the Board of Directors of the Company.

                   (e)        “Cause” means (i) the Participant is convicted of a felony or of any crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; or (ii) a reasonable determination by the Committee that, (A) the Participant has willfully and continuously failed to perform his/her duties (other than such failure resulting from incapacity due to physical or mental illness), after a written demand for corrected performance is delivered to the Participant which specifically identifies the manner(s) in which the Participant has not performed his/her duties, (B) the Participant has engaged in illegal conduct, an act of dishonesty, moral turpitude, dishonesty, fraud, theft, financial impropriety or gross misconduct injurious to the Company, or (C) the Participant has violated a material provision of the Company’s Code of Ethics, Financial Code of Ethics, or Participant’s fiduciary duty to the Company.

                   (f)         “Code” means the Internal Revenue Code of 1986, as amended.

                   (g)        “Committee” shall mean (i) the Board or (ii) a committee or subcommittee of the Board as from time to time appointed by the Board from among its members. The initial Committee shall be the Board’s Management Development and Compensation Committee. In the absence of an appointed Committee, the Board shall function as the Committee under the Program.

                   (h)        “Company” shall mean RadioShack Corporation, a placeStateDelaware corporation, including any successor entity or any successor to the assets or business of the Company. Where the context requires, references to “Company” shall also mean a Subsidiary or Subsidiaries which employs a Participant.

                   (i)          “CIC Agreement” shall include any termination protection agreement entered into by the Company and a Participant and the Company’s Termination Protection Plan Level I by which a Participant may be covered.

                   (j)          “Effective Date” shall mean May 18, 2006.

                   (k)          “ERISA” shall have the meaning ascribed to such term in Section 1.

                   (l)           [RESERVED]

                   (m)        “Good Reason” shall have the meaning ascribed to such term in a Participant’s Applicable Benefits Schedule if said schedule contains a definition of, and thus a right to terminate for, Good Reason.

                   (n)          “Participant(s)” shall have the meaning set forth in Section 3.

                   (o)          “Payroll Date” shall mean each regularly scheduled date during Participant’s employment on which base salary payments are made and after a Termination Date, each regularly scheduled date on which such payments would be made if employment continued.

                   (p)          “Program” shall have the meaning ascribed to such term in Section 1.

                   (q)          “Qualifying Termination” shall mean (i) involuntary termination by the Company of the employment of the Participant with the Company and all of its Subsidiaries for any reason other than death, disability or Cause, or (ii) resignation of the Participant for Good Reason if such Participant’s Applicable Benefits Schedule contains a right to terminate for Good Reason.

                   (r)         “Reference Base Salary” with respect to a Participant means the annual base salary of such Participant as in effect immediately prior to the Termination Date (determined without regard to any reduction which would constitute a basis for a Participant’s resignation for Good Reason, if such Participant’s Applicable Benefits Schedule contains such a right to terminate for Good Reason).

                   (s)         “Retention Period” shall mean the period beginning on the Effective Date and ending on the third anniversary of the Effective Date.

                   (t)          “Severance Benefits” shall mean the compensation and benefits provided to a Terminated Participant pursuant to Sections 5 and 6 of the Program.

                   (u)          “Severance Period” shall mean the number of months a specific Terminated Participant is entitled to receive Severance Benefits, which period shall be expressly provided for by the Committee with respect to the Participant’s participation herein and set forth on the Applicable Benefits Schedule.

                   (v)          “Subsidiary” shall mean a corporation of which the Company directly or indirectly owns more than fifty percent (50%) of the “voting stock” (meaning the capital stock of any class or classes having general voting power under ordinary circumstances, in the absence of contingencies, to elect the directors of a corporation) or any other business entity in which the Company directly or indirectly has an ownership interest of more than fifty percent (50%).

                   (w)          “Terminated Participant” shall mean a Participant whose employment with the Company and/or a Subsidiary has been terminated under circumstances constituting a Qualifying Termination as described in Section 5 below.

                   (x)          “Termination Date” shall mean the date a Terminated Participant’s employment with the Company and/or a Subsidiary is terminated as described in Section 5 below.

                   (y)          “Vested Benefits” shall mean any base salary or prior year’s bonus or incentive compensation earned but unpaid prior to the Termination Date (other than as a result of deferral made at the Participant’s election) and any amounts which are or become vested or which the Participant is otherwise entitled to under the terms of any plan, policy, practice or program of, or any contract or agreement with, the Company or any Subsidiary, at or subsequent to the Termination Date without regard to the performance of further services by the Participant or the resolution of a contingency; provided that the Program shall in no event be deemed to modify, alter or amend the terms of any such plan, policy, practice or program of, or any contract or agreement with, the Company or any Subsidiary.

        3.        PARTICIPATION.   All executive officers, senior vice presidents, vice presidents, Assistant Secretaries and Assistant Treasurers of the Company (collectively, the “Participants”) shall participate in the Program. Benefits Schedule I shall apply only to the Chief Executive Officer of the Company. Benefits Schedule II shall apply only to the executive officers of the Company (other than the Chief Executive Officer of the Company). Benefits Schedule III shall apply only to the senior vice presidents of the Company. Benefits Schedule IV shall apply to the vice presidents, Assistant Secretaries and Assistant Treasurers of the Company.

        4.        ADMINISTRATION.

                   (a)        Responsibility.   The Committee shall have the responsibility, in its sole discretion, to control, operate, manage and administer the Program in accordance with its terms.

                   (b)        Authority of the Committee.   The Committee shall have the maximum discretionary authority permitted by law that may be necessary to enable it to discharge its responsibilities with respect to the Program, including but not limited to the following:

(i) to determine eligibility for participation in the Program;

                      (ii)        to establish the terms and provisions of, and to adopt as part of the Program, one or more Benefits Schedules setting forth, among other things, the Severance Period and such other terms and provisions as the Committee shall determine;

(iii) to calculate a Participant’s Severance Benefits;

                      (iv)       to correct any defect, supply any omission, or reconcile any inconsistency in the Program in such manner and to such extent as it shall deem appropriate in its sole discretion to carry the same into effect;

(v) to issue administrative guidelines as an aid to administer the Program and make changes in such guidelines as it from time to time deems proper;

(vi) to make rules for carrying out and administering the Program and make changes in such rules as it from time to time deems proper;

(vii) to the extent permitted under the Program, grant waivers of Program terms, conditions, restrictions, and limitations;

                      (viii)     to construe and interpret the Program and make reasonable determinations as to a Participant’s eligibility for benefits under the Program, including determinations as to Qualifying Termination and disability; and

(ix) to take any and all other actions it deems necessary or advisable for the proper operation or administration of the Program.

                   (c)        Action by the Committee.   Except as may otherwise be required or permitted under an applicable charter, the Committee may (i) act only by a majority of its members (provided that any determination of the Committee may be made, without a meeting, by a writing or writings signed by all of the members of the Committee), and (ii) may authorize any one or more of its members to execute and deliver documents on behalf of the Committee.

                   (d)        Delegation of Authority.   The Committee has delegated administrative duties to the Company. In addition, the Committee, or any person to whom it has delegated duties as aforesaid, may employ one or more persons to render advice with respect to any responsibility the Committee or such person may have under the Program. The Committee may employ such legal or other counsel, consultants and agents as it may deem desirable for the administration of the Program and may rely upon any opinion or computation received from any such counsel, consultant or agent. Expenses incurred by the Committee in the engagement of such counsel, consultant or agent shall be paid by the Company, or the Subsidiary whose employees have benefited from the Program, as determined by the Committee.

                   (e)        Determinations and Interpretations by the Committee.   All determinations and interpretations made by the Committee or by its delegates shall be binding and conclusive to the maximum extent permitted by law on all Participants and their heirs, successors, and legal representatives.

                   (f)        Information.   The Company shall furnish to the Committee in writing all information the Committee may deem appropriate for the exercise of its powers and duties in the administration of the Program. Such information may include, but shall not be limited to, the full names of all Participants, their earnings and their dates of birth, employment, retirement, death or other termination of employment. Such information shall be conclusive for all purposes of the Program, and the Committee shall be entitled to rely thereon without any investigation thereof.

                   (g)        Self-Interest.   No member of the Committee may act, vote or otherwise influence a decision of the Committee specifically relating to his/her benefits, if any, under the Program.

        5.        TERMINATION OF EMPLOYMENT.   If the employment of a Participant is terminated during the Retention Period in circumstances constituting a Qualifying Termination, such Terminated Participant shall be entitled to receive Severance Benefits in accordance with Section 6 below.

        6.        SEVERANCE BENEFITS.   In the event a Participant is entitled to receive Severance Benefits pursuant to Section 5 above, the Terminated Participant shall receive a payment equal to the Severance Benefits determined in accordance with the Applicable Benefits Schedule.

        7.        PARTICIPANT COVENANTS.   As a condition to receiving the right to participate in the Program and any benefits hereunder, each Participant shall enter into an agreement with the Company, providing for confidentiality and nonsolicitation obligations.

        8.        CLAIMS.

                   (a)        Claims Procedure.   If any Participant or Beneficiary, or their legal representative, has a claim for benefits which is not being paid, such claimant may file a written claim with the Committee setting forth the amount and nature of the claim, supporting facts, and the claimant’s address. A claimant must file any such claim within sixty (60) days after a Participant’s Termination Date. Written notice of the disposition of a claim by the Committee shall be furnished to the claimant within ninety (90) days after the claim is filed. In the event of special circumstances, the Committee may extend the period for determination for up to an additional ninety (90) days, in which case it shall so advise the claimant. If the claim is denied, the reasons for the denial shall be specifically set forth in writing, pertinent provisions of the Program shall be cited, including an explanation of the Program’s claim review procedure, and, if the claim is perfectible, an explanation as to how the claimant can perfect the claim shall be provided.

                   (b)        Claims Review Procedure.   If a claimant whose claim has been denied wishes further consideration of his/her claim, he/she may request the Committee to review his/her claim in a written statement of the claimant’s position filed with the Committee no later than sixty (60) days after receipt of the written notification provided for in Section 8(a) above. The Committee shall fully and fairly review the matter and shall promptly advise the claimant, in writing, of its decision within the next sixty (60) days. Due to special circumstances, the Committee may extend the period for determination for up to an additional sixty (60) days.

        9.        TAXES.

                   (a)        Withholding Taxes.   The Company shall be entitled to withhold from any and all payments made to a Participant under the Program all federal, state, local and/or other taxes or imposts which the Company determines are required to be so withheld from such payments or by reason of any other payments made to or on behalf of the Participant or for his/her benefit hereunder.

                   (b)        No Guarantee of Tax Consequences.   No person connected with the Program in any capacity, including, but not limited to, the Company and any Subsidiary and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under the Program, or paid to or for the benefit of a Participant under the Program, or that such tax treatment will apply to or be available to a Participant on account of participation in the Program.

        10.        TERM OF PROGRAM.   The Program shall be effective as of the Effective Date and shall remain in effect until the Board terminates the Program in accordance with Section 11(b) below.

        11.        AMENDMENT AND TERMINATION.

                   (a)        Amendment of Program.   The Program may be amended by the Board at any time with or without prior notice; provided, however, that any amendment of the Program during the thirty six (36)-month period immediately following the Effective Date which is less favorable to a Participant shall not be effective as to such Participant unless the Participant shall have consented thereto in writing.

                   (b)        Termination of Program.   The Program may be terminated or suspended by the Board at any time with or without prior notice; provided, however, that any termination or suspension to be effective during the thirty six (36)-month period immediately following the Effective Date shall not be effective with respect to any Participant unless such Participant shall have consented thereto in writing.

                   (c)        No Adverse Affect.   If the Program is amended, terminated, or suspended in accordance with Section 11(a) or 11(b) above, such action shall not adversely affect the benefits under the Program to which any Terminated Participant (as of the date of amendment, termination or suspension) is entitled.

                   (d)        Code Section 409A.   It is intended that this Program and the Committee’s exercise of authority or discretion hereunder shall comply with the provisions of Code Section 409A and the treasury regulations relating thereto so as not to subject a Participant to the payment of interest and tax penalty which may be imposed under Code Section 409A. In furtherance of this interest, to the extent that any regulations or other guidance issued under Code Section 409A after the Effective Date would result in a Participant being subject to payment of interest and tax penalty under Code Section 409A, the Committee may amend this Program, including with respect to the timing of payment of benefits, in order to avoid the application of Code Section 409A.

        12.        MISCELLANEOUS.

                   (a)        Offset.   Severance Benefits shall be reduced by any severance or similar payment or benefit made or provided by the Company or any Subsidiary to the Participant pursuant to (i) any severance plan, program, policy or similar arrangement of the Company or any Subsidiary of the Company (including without limitation the CIC Agreement), (ii) any employment agreement between the Company or any Subsidiary and the Participant, and (iii) any federal, state or local statute, rule, regulation or ordinance. For avoidance of doubt, (A) any payment or benefit which is a Vested Benefit shall not be considered a severance or similar payment or benefit under this Section 12(a), and (B) the Program is not intended to, and shall not, result in any duplication of payments or benefits to any Participant.

                   (b)        No Right, Title, or Interest in Company Assets.   Participants shall have no right, title, or interest whatsoever in or to any assets of the Company or any investments that the Company may make to aid it in meeting its obligations under the Program. Nothing contained in the Program, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any Participant, Beneficiary, legal representative or any other person. To the extent that any person acquires a right to receive payments from the Company under the Program, such right shall be no greater than the right of an unsecured general creditor of the Company. Subject to this Section 12(b), all payments to be made hereunder shall be paid from the general funds of the Company and no special or separate fund shall be established and no segregation of assets shall be made to assure payment of such amounts.

                   (c)        No Right to Continued Employment.   The Participant’s rights, if any, to continue to serve the Company as an employee shall not be enlarged or otherwise affected by his/her designation as a Participant under the Program, and the Company or the applicable Subsidiary reserves the right to terminate the employment of any employee at any time. The adoption of the Program shall not be deemed to give any employee, or any other individual any right to be selected as a Participant or to continued employment with the Company or any Subsidiary.

                   (d)        Other Rights.   The Program shall not affect or impair the rights or obligations of the Company or a Participant under any other written plan, contract, arrangement, or pension, profit sharing or other compensation plan.

                   (e)        Governing Law.   The Program shall be governed by and construed in accordance with the laws of the State of Texas without reference to principles of conflict of laws, except as superseded by applicable federal law (including, without limitation, ERISA).

                   (f)        Severability.   If any term or condition of the Program shall be invalid or unenforceable to any extent or in any application, then the remainder of the Program, with the exception of such invalid or unenforceable provision (but only to the extent that such term or condition cannot be appropriately reformed or modified), shall not be affected thereby and shall continue in effect and application to its fullest extent.

                   (g)        Incapacity.   If the Committee determines that a Participant is unable to care for his/her affairs because of illness or accident or because he or she is a minor, any benefit due the Participant may be paid to the Participant’s spouse or to any other person deemed by the Committee to have incurred expense for such Participant (including a duly appointed guardian, committee or other legal representative), and any such payment shall be a complete discharge of the Company’s obligation hereunder.

                   (h)        Transferability of Rights.   The Company shall have the unrestricted right to transfer its obligations under the Program with respect to one or more Participants to any person, including, but not limited to, any purchaser of all or any part of the Company’s assets or business. No Participant or Beneficiary shall have any right to commute, encumber, transfer or otherwise dispose of or alienate any present or future right or expectancy which the Participant or Beneficiary may have at any time to receive payments of benefits hereunder, which benefits and the right thereto are expressly declared to be non-assignable and nontransferable, except to the extent required by law. Any attempt to transfer or assign a benefit, or any rights granted hereunder, by a Participant or the spouse of a Participant shall, in the sole discretion of the Committee (after consideration of such facts as it deems pertinent), be grounds for terminating any rights of the Participant or Beneficiary to any portion of the Program benefits not previously paid.

                   (i)        Interest.   In the event any payment to a Participant under the Program is not paid within thirty (30) days after it is due and Participant notifies the Company and the Company fails to make such payment (to the extent such payment is undisputed), such payment shall thereafter bear interest at the prime rate from time to time as published in The Wall Street Journal, Midwest Edition.

                   (j)        No Obligation to Mitigate Damages.   The Participants shall not be obligated to seek other employment in mitigation of amounts payable or arrangements made under the provisions of the Program and the obtaining of any such other employment shall in no event effect any reduction of the Company’s obligations under the Program.

                   (k)        Forum.   Any suit brought under the Program shall be brought in the federal court for Tarrant County, Texas.

                   (l)        Condition Precedent to Receipt of Payments or Benefits under the Program.   A Terminated Participant will not be eligible to receive Severance Benefits or any other payments or benefits under the Program until (i) such Terminated Participant executes a confidentiality, nonsolicitation and general release agreement (the “Agreement”) containing, among other items, a general release of all claims arising out of said Participant’s employment with, and termination of employment from, the Company in substantially the form attached hereto as Exhibit A (adjusted as necessary to conform to then existing legal requirements); and (ii) the revocation period specified in the Agreement expires without such Terminated Participant exercising his/her right of revocation as set forth in the Agreement.

                   (m)        Assumption by Successor to the Company.   The Company shall cause any successor to its business or assets to assume this Program and the obligations arising hereunder and to maintain this Program without modification or alteration for the period required herein.

BENEFITS SCHEDULE - I
(CEO)

Participant	Company's Chief Executive Officer

Severance Period (applicable during Retention Period)	18 months, plus an additional 1 month per completed year of service with the Company and/or its Subsidiaries, up to a maximum Severance Period of 24 months

Outplacement Assistance	A 1 year program of outplacement assistance selected by the Company in its discretion

Additional Definition

      “Good Reason” shall mean:

                   (a)        any significant adverse reduction in the Participant’s annual cash compensation opportunity expressed in terms of base salary and target annual bonus which is in effect immediately prior to the Effective Date (and as increased from time to time thereafter), except as part of a general reduction in the total compensation opportunities of the Company’s senior executives; for purposes of this definition of Good Reason, a “significant adverse reduction” shall solely mean a reduction of the Participant’s annual cash compensation opportunity by at least ten percent (10%) taken at one time or cumulatively after the Effective Date; or

                   (b)        the material reduction or material adverse modification of the Participant’s authority or duties, such as a substantial diminution or adverse modification in the Participant’s status or responsibilities, from his/her authorities being exercised and duties being performed by the Participant immediately prior to the Effective Date (and as such authorities and duties may be increased from time to time after the Effective Date).

         Notwithstanding the foregoing, any of the circumstances described above may not serve as a basis for resignation for “Good Reason” by the Participant unless the Participant has provided written notice to the Company that such circumstance exists within thirty (30) days of the Participant’s learning of such circumstance and the Company has failed to cure such circumstance within thirty (30) days following such notice; and provided further, the Participant did not previously consent to the action leading to his/her claim of resignation for “Good Reason.”

Severance Benefits

         If, during the Retention Period, Participant’s employment with the Company shall terminate under circumstances described in Section 5, Participant shall receive the following Severance Benefits:

                   (a)        The Company agrees to pay Participant severance pay in the form of salary continuation for the Severance Period determined using Participant’s then-current base salary (disregarding any reduction constituting Good Reason);

                   (b)        The Company agrees to provide the Participant for 1 year (the “Outplacement Period”) from the Participant’s last date of employment an outplacement program selected by the Company in its discretion; and

                   (c)        The Company agrees to pay Participant the monthly premium under the Company’s health and welfare plans then in effect for coverage obtained thereunder pursuant to Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the Outplacement Period in lieu of continuing employee benefits and/or perquisites. Said amount shall be paid regardless of whether Participant maintains COBRA coverage.

         Payments and assistance relating to (a), (b) and (c) will begin on the Company’s next Payroll Date which is at least eight days following the later of the effective date of the General Release or the date the General Release is received by the Vice President – Compensation and Benefits of the Company on behalf of the Company (or such later date as may be required under Code Section 409A). The first payment, however, will be retroactive to the day following Participant’s last day of employment.

         In the event of death, all Severance Benefits (other than the value of outplacement assistance), that have become payable prior to the date of death shall be paid to the Participant’s Beneficiary.

         Notwithstanding anything contained in the Program to the contrary, the Company shall pay all Vested Benefits to a Terminated Participant as soon as practicable following the Termination Date (or such later date as may be required under Code Section 409A); provided that any Vested Benefits attributable to a plan, policy practice, program, contract or agreement shall be payable in accordance with the terms thereof under which the amounts have accrued.

         Notwithstanding anything contained in the Program to the contrary, the Company or the Committee may, in its sole discretion provide benefits in addition to the benefits described under this Benefit Schedule, which benefits may, but are not required to be, uniform among Participants.

BENEFITS SCHEDULE II
(Executive Vice President Group)

Participant	Executive Vice Presidents of the Company

Severance Period (applicable during Retention Period)	18 months, plus an additional 1 month per completed year of service with the Company and/or its Subsidiaries, up to a maximum Severance Period of 24 months

Outplacement Assistance	A 1 year program of outplacement assistance selected by the Company in its discretion

Additional Definition

      “Good Reason” shall mean:

                   (a)        any significant adverse reduction in the Participant’s annual cash compensation opportunity expressed in terms of base salary and target annual bonus which is in effect immediately prior to the Effective Date (and as increased from time to time thereafter), except as part of a general reduction in the total compensation opportunities of the Company’s senior executives; for purposes of this definition of Good Reason, a “significant adverse reduction” shall solely mean a reduction of the Participant’s annual cash compensation opportunity by at least ten percent (10%) taken at one time or cumulatively after the Effective Date; or

                   (b)        the material reduction of the Participant’s authority or duties, such as a substantial diminution in the Participant’s status or responsibilities, from his/her authorities being exercised and duties being performed by the Participant immediately prior to the Effective Date (and as such authorities and duties may be increased due to promotions from time to time after the Effective Date).

         Notwithstanding the foregoing, any of the circumstances described above may not serve as a basis for resignation for “Good Reason” by the Participant unless the Participant has provided written notice to the Company that such circumstance exists within thirty (30) days of the Participant’s learning of such circumstance and the Company has failed to cure such circumstance within thirty (30) days following such notice; and provided further, the Participant did not previously consent to the action leading to his/her claim of resignation for “Good Reason.”

Severance Benefits

         If, during the Retention Period, Participant’s employment with the Company shall terminate under circumstances described in Section 5, Participant shall receive the following Severance Benefits:

                   (a)        The Company agrees to pay Participant severance pay in the form of salary continuation for the Severance Period determined using Participant’s then-current base salary (disregarding any reduction constituting Good Reason);

                   (b)        The Company agrees to provide the Participant for 1 year (the “Outplacement Period”) from the Participant’s last date of employment an outplacement program selected by the Company in its discretion; and

                   (c)        The Company agrees to pay Participant the monthly premium under the Company’s health and welfare plans then in effect for coverage obtained thereunder pursuant to Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the Outplacement Period in lieu of continuing employee benefits and/or perquisites. Said amount shall be paid regardless of whether Participant maintains COBRA coverage.

         Payments and assistance relating to (a), (b) and (c) will begin on the Company’s next Payroll Date which is at least eight days following the later of the effective date of the General Release or the date the General Release is received by the Vice President – Compensation and Benefits of the Company on behalf of the Company (or such later date as may be required under Code Section 409A). The first payment, however, will be retroactive to the day following Participant’s last day of employment.

         In the event of death, all Severance Benefits (other than the value of outplacement assistance), that have become payable prior to the date of death shall be paid to the Participant’s Beneficiary.

         Notwithstanding anything contained in the Program to the contrary, the Company shall pay all Vested Benefits to a Terminated Participant as soon as practicable following the Termination Date (or such later date as may be required under Code Section 409A); provided that any Vested Benefits attributable to a plan, policy practice, program, contract or agreement shall be payable in accordance with the terms thereof under which the amounts have accrued.

         Notwithstanding anything contained in the Program to the contrary, the Company or the Committee may, in its sole discretion provide benefits in addition to the benefits described under this Benefit Schedule, which benefits may, but are not required to be, uniform among Participants.

BENEFITS SCHEDULE III
(Senior Vice President Group)

Participant	Senior Vice Presidents of the Company

Severance Period (applicable during Retention Period)	12 months, plus an additional 2 weeks per completed year of service with the Company and/or its Subsidiaries, up to a maximum Severance Period of 18 months

Outplacement Assistance	A 9 month program of outplacement assistance selected by the Company in its discretion

Additional Definition

        “Good Reason” shall mean any significant adverse reduction in the Participant’s annual cash compensation opportunity expressed in terms of base salary and target annual bonus which is in effect immediately prior to the Effective Date (and as increased from time to time thereafter), except as part of a general reduction in the total compensation opportunities of the Company’s senior executives; for purposes of this definition of Good Reason, a “significant adverse reduction” shall solely mean a reduction to a position grade below the position grade applicable to the Participant immediately prior to the Effective Date.

         Notwithstanding the foregoing, any of the circumstances described above may not serve as a basis for resignation for “Good Reason” by the Participant unless the Participant has provided written notice to the Company that such circumstance exists within thirty (30) days of the Participant’s learning of such circumstance and the Company has failed to cure such circumstance within thirty (30) days following such notice; and provided further, the Participant did not previously consent to the action leading to his/her claim of resignation for “Good Reason.”

Severance Benefits

         If, during the Retention Period, Participant’s employment with the Company shall terminate under circumstances described in Section 5, Participant shall receive the following Severance Benefits:

                   (a)        The Company agrees to pay Participant severance pay in the form of salary continuation for the Severance Period determined using Participant’s then-current base salary (disregarding any reduction constituting Good Reason);

                   (b)        The Company agrees to provide the Participant for 9 months (the “Outplacement Period”) from the Participant’s last date of employment an outplacement program selected by the Company in its discretion; and

                   (c)        The Company agrees to pay Participant the monthly premium under the Company’s health and welfare plans then in effect for coverage obtained thereunder pursuant to Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the Outplacement Period in lieu of continuing employee benefits and/or perquisites. Said amount shall be paid regardless of whether Participant maintains COBRA coverage.

         Payments and assistance relating to (a), (b) and (c) will begin on the Company’s next Payroll Date which is at least eight days following the later of the effective date of the General Release or the date the General Release is received by the Vice President – Compensation and Benefits of the Company on behalf of the Company (or such later date as may be required under Code Section 409A). The first payment, however, will be retroactive to the day following Participant’s last day of employment.

         In the event of death, all Severance Benefits (other than the value of outplacement assistance), that have become payable prior to the date of death shall be paid to the Participant’s Beneficiary.

         Notwithstanding anything contained in the Program to the contrary, the Company shall pay all Vested Benefits to a Terminated Participant as soon as practicable following the Termination Date (or such later date as may be required under Code Section 409A); provided that any Vested Benefits attributable to a plan, policy practice, program, contract or agreement shall be payable in accordance with the terms thereof under which the amounts have accrued.

         Notwithstanding anything contained in the Program to the contrary, the Company or the Committee may, in its sole discretion provide benefits in addition to the benefits described under this Benefit Schedule, which benefits may, but are not required to be, uniform among Participants.

BENEFITS SCHEDULE IV
(Vice President Group, Assistant Secretary and Assistant Treasurer)

Participant	Vice Presidents, Assistant Secretaries and Assistant Treasurers of the Company

Severance Period (applicable during Retention Period)	6 months, plus an additional 2 weeks per completed year of service with the Company and/or its Subsidiaries, up to a maximum Severance Period of 12 months

Outplacement Assistance	A 6 month program of outplacement assistance selected by the Company in its discretion

Additional Definition

        “Good Reason” shall mean any significant adverse reduction in the Participant’s annual cash compensation opportunity expressed in terms of base salary and target annual bonus which is in effect immediately prior to the Effective Date (and as increased from time to time thereafter), except as part of a general reduction in the total compensation opportunities of the Company’s senior executives; for purposes of this definition of Good Reason, a “significant adverse reduction” shall solely mean a reduction to a position grade below the position grade applicable to the Participant immediately prior to the Effective Date.

Notwithstanding the foregoing, any of the circumstances described above may not serve as a basis for resignation for “Good Reason” by the Participant unless the Participant has provided written notice to the Company that such circumstance exists within thirty (30) days of the Participant’s learning of such circumstance and the Company has failed to cure such circumstance within thirty (30) days following such notice; and provided further, the Participant did not previously consent to the action leading to his/her claim of resignation for “Good Reason.”

Severance Benefits

         If, during the Retention Period, Participant’s employment with the Company shall terminate under circumstances described in Section 5, Participant shall receive the following Severance Benefits:

                   (a)        The Company agrees to pay Participant severance pay in the form of salary continuation for the Severance Period determined using Participant’s then-current base salary (disregarding any reduction constituting Good Reason);

                   (b)        The Company agrees to provide the Participant for 6 months (the “Outplacement Period”) from the Participant’s last date of employment an outplacement program selected by the Company in its discretion; and

                   (c)        The Company agrees to pay Participant the monthly premium under the Company’s health and welfare plans then in effect for coverage obtained thereunder pursuant to Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the Outplacement Period in lieu of continuing employee benefits and/or perquisites. Said amount shall be paid regardless of whether Participant maintains COBRA coverage.

         Payments and assistance relating to (a), (b) and (c) will begin on the Company’s next Payroll Date which is at least eight days following the later of the effective date of the General Release or the date the General Release is received by the Vice President – Compensation and Benefits of the Company on behalf of the Company (or such later date as may be required under Code Section 409A). The first payment, however, will be retroactive to the day following Participant’s last day of employment.

         In the event of death, all Severance Benefits (other than the value of outplacement assistance), that have become payable prior to the date of death shall be paid to the Participant’s Beneficiary.

         Notwithstanding anything contained in the Program to the contrary, the Company shall pay all Vested Benefits to a Terminated Participant as soon as practicable following the Termination Date (or such later date as may be required under Code Section 409A); provided that any Vested Benefits attributable to a plan, policy practice, program, contract or agreement shall be payable in accordance with the terms thereof under which the amounts have accrued.

         Notwithstanding anything contained in the Program to the contrary, the Company or the Committee may, in its sole discretion provide benefits in addition to the benefits described under this Benefit Schedule, which benefits may, but are not required to be, uniform among Participants.

EXHIBIT A

FORM OF

CONFIDENTIALITY, NONSOLICITATION AND GENERAL RELEASE

AGREEMENT

         This Confidentiality, Nonsolicitation and General Release Agreement (this “Agreement”), dated ___________, 200__ is between RadioShack Corporation, a Delaware corporation (“RadioShack”), and _____________ (the “Participant”)(collectively the “Parties”).

                      NOW THEREFORE, for valuable consideration, the adequacy which is hereby acknowledged, the Parties agree as follows:

1.       Separation of Employment with RadioShack.

           a.        Effective _______, 2006 (the “Effective Date”), Participant is terminated and separated from his/her position as ____________________________________________ of RadioShack, and Participant thereby relinquishes and resigns from all officer and director positions, all other titles, and all authorities with respect to RadioShack or any affiliated entity of RadioShack and shall be deemed terminated and separated from employment with RadioShack for all purposes. On the Effective Date, (i) Participant’s salary and benefits from RadioShack shall cease to accrue, and he/she shall cease to be able to contribute to any employee benefit plans or programs, and (ii) Participant will return to RadioShack all company-issued RadioShack property, including all Confidential Information described in Section 3. below.

           b.        As consideration to Participant for this Agreement, RadioShack agrees to pay Participant severance payments and benefits in accordance with the Applicable Benefits Schedule for Participant in the RadioShack Officers’ Severance Program (the “Program”); provided, however, Executive does not exercise his/her right of revocation under Section 6. hereof.

           c.        This Agreement shall be construed in accordance and consistent with, and subject to, the provisions of the Program (the provisions of which are incorporated herein by reference) and, except as otherwise expressly set forth herein, the capitalized terms used in this Agreement shall have the same definitions as set forth in the Program.

2.           Covenants Not to Solicit or Interfere.

           a.        During the period of time equal to the Severance Period (determined in accordance with the Applicable Benefits Schedule for Participant (both as defined in RadioShack’s Officers’ Severance Program (the “Program”))) if and only if Participant is receiving severance payments and benefits under the Program, Participant shall not, either directly or indirectly, within the United States of America or any country of the world in which RadioShack sells, imports, exports, assembles, packages or furnishes its products, articles, parts, supplies, accessories or services or is causing them to be sold, imported, exported, assembled, packaged or furnished through related entities, representatives, agents, or otherwise:

                       i.        solicit or induce, or attempt to solicit or induce, any employee of RadioShack, current or future, to leave or cease their relationship with RadioShack, for any reason whatsoever, or hire any current or future employee of RadioShack; or

                       ii.        solicit or attempt to solicit RadioShack’s existing or prospective customers to purchase services or products that are competitive with those manufactured, designed, programmed, serviced, repaired, rented, marketed, offered for sale and/or under any stage of development by RadioShack as of the date of Participant’s separation from RadioShack. For purposes of this Agreement, existing customers shall mean those persons or firms that RadioShack has made a sale to in the twelve (12) months preceding Participant’s separation from employment; and prospective customers shall mean those persons or firms whom RadioShack has solicited and/or negotiated to sell RadioShack’s products, articles, parts, supplies, accessories or services to within the twelve (12) months preceding Participant’s separation from RadioShack.

           b.        Participant acknowledges that RadioShack conducts its business on an international level and has customers throughout the United States and many other countries, and that the geographic restriction on solicitation is therefore fair and reasonable.

3.            Confidential Information.

           a.        For purposes of this Agreement, “Confidential Information” includes any and all information and trade secrets, whether written or otherwise, relating to RadioShack’s business, property, products, services, operations, sales, prospects, research, customers, business relationships, business plans and finances.

           b.        Participant acknowledges that while employed at RadioShack, Participant has had access to Confidential Information. Participant further acknowledges that the Confidential Information is of great value to RadioShack and that its improper disclosure will cause RadioShack to suffer damages, including loss of profits.

           c.        Participant shall not at any time or in any manner use, copy, disclose, divulge, transmit, convey, transfer or otherwise communicate any Confidential Information to any person or entity, either directly or indirectly, without RadioShack’s prior written consent.

           d.        Participant acknowledges that all of the information described in subsection (a) above is “Confidential Information,” which is the sole and exclusive property of RadioShack. Participant acknowledges that all Confidential Information was revealed to Participant in trust, based solely upon the confidential employment relationship then existing between RadioShack and Participant. Participant agrees: (1) that all writings or other records concerning Confidential Information are the sole and exclusive property of RadioShack; (2) that all manuals, forms, and supplies furnished to or used by Participant and all data or information placed thereon by Participant or any other person are RadioShack’s sole and exclusive property; (3) that, upon execution of this Agreement, or upon request of RadioShack at any time, Participant shall deliver to RadioShack all such writings, records, forms, manuals, and supplies and all copies of such; (4) that Participant will not make or retain any copies of such for his/her own or personal use, or take the originals or copies of such from the offices of RadioShack; and (5) that Participant will not, at any time, publish, distribute, or deliver any such writing or records to any other person or entity, or disclose to any person or entity the contents of such records or writings or any of the Confidential Information.

           e.        Participant acknowledges that he/she has not disclosed in the past, and agrees not to disclose in the future, to RadioShack any confidential information or trade secrets of former employers or other entities Participant has been associated with.

4.        Non-Disparagement.   Each of Participant and RadioShack (for purposes hereof, “RadioShack” shall mean only (i) RadioShack by press release or other formally released announcement and (ii) the executive officers and directors thereof and not any other employees) agrees not to make any public statements that disparage the other party, or in the case of RadioShack, its respective affiliates, employees, officers, directors, products, articles, parts, supplies, accessories or services. Notwithstanding the foregoing, statements made in the course of sworn testimony in administrative, judicial or arbitral proceedings (including, without limitation, depositions in connection with such proceedings) shall not be subject to this Section 3.

5.        Injunctive Relief; Damages.   Participant acknowledges that any breach of this Agreement will cause irreparable injury to RadioShack and that money damages alone would be inadequate to compensate it. Upon a breach or threatened breach by Participant of any of this Agreement, RadioShack shall be entitled to a temporary restraining order, preliminary injunction, permanent injunction or other relief restraining Participant from such breach without posting a bond. Nothing herein shall be construed as prohibiting RadioShack from pursuing any other remedies for such breach or threatened breach, including recovery of damages from Participant.

6.           General Release

           a.        The Participant, for himself/herself, his/her spouse, heirs, administrators, children, representatives, executors, successors, assigns, and all other persons claiming through Participant, if any (collectively, “Releasers”), knowingly and voluntarily releases and forever discharges RadioShack, its affiliates, subsidiaries, divisions, successors and assigns and the current, future and former employees, officers, directors, trustees and agents thereof, from any and all claims, causes of action, demands, fees and liabilities of any kind whatsoever, whether known and unknown, against RadioShack, that Participant has, has ever had or may have as of the date of execution of this Agreement, including, but not limited to, any alleged violation of:

•	The National Labor Relations Act, as amended;

•	Title VII of the Civil Rights Act of 1964, as amended;

•	The Civil Rights Act of 1991;

•	Sections 1981 through 1988 of Title 42 of the United States Code, as amended;

•	The Employee Retirement Income Security Act of 1974, as amended;

•	The Immigration Reform and Control Act, as amended;

•	The Americans with Disabilities Act of 1990, as amended;

•	The Age Discrimination in Employment Act of 1967, as amended;

•	The Older Workers Benefit Protection Act of 1990;

•	The Worker Adjustment and Retraining Notification Act, as amended;

•	The Occupational Safety and Health Act, as amended;

•	The Family and Medical Leave Act of 1993;

•	The Equal Pay Act;

•	The Texas Labor Code;

•	The Texas Labor Code;

•	The Texas Commission on Human Rights Act;

•	The Texas Pay Day Act;

•	Chapter 38 of the Texas Civil Practices and Remedies Code;

•	Any other federal, state or local civil or human rights law or any other local, state or federal law, regulation or ordinance;

•	Any provisions of the State of Texas or Federal Constitutions; or

•	Any public policy, contract, tort, or common law.

         Notwithstanding anything herein to the contrary, this Agreement shall not apply to: (i) Participant’s rights of indemnification and directors’ and officers’ liability insurance coverage to which he/she was entitled immediately prior to the effective date hereof with regard to his/her service as an officer of RadioShack; (ii) Participant’s rights under any tax-qualified pension, claims for accrued vested benefits under any other employee benefit plan, policy or arrangement maintained by RadioShack or under COBRA, and benefits which must be provided to Participant pursuant to the terms of any employee benefit plan of RadioShack; (iii) Participant’s rights under the provisions of RadioShack’s Officers’ Severance Program which are intended to survive termination of employment; or (iv) Participant’s rights as a stockholder. Excluded from this Agreement are any claims which cannot be waived by law.

           b.        Participant acknowledges and recites that:

           (i)        Participant has executed this Agreement knowingly and voluntarily;

           (ii)        Participant has read and understands this Agreement in its entirety, including the waiver of rights under the Age Discrimination in Employment Act;

           (iii)        Participant has been advised and directed orally and in writing (and this subparagraph (c) constitutes such written direction) to seek legal counsel and any other advice he/she wishes with respect to the terms of this Agreement before executing it;

           (iv)        Participant has sought such counsel, or freely and voluntarily waives the right to consult with counsel, and Participant has had an opportunity, if he/she so desires, to discuss with counsel the terms of this Agreement and their meaning;

           (v)        Participant enters into this Agreement knowingly and voluntarily, without duress or reservation of any kind, and after having given the matter full and careful consideration; and

           (vi)        Participant has been offered 21 calendar days after receipt of this Agreement to consider its terms before executing it. If Participant has not executed this Agreement within 21 days after receipt, this Agreement shall be unenforceable and null and void.

           c.        Participant shall have 7 days from the date hereof to revoke this Agreement by providing written notice of the revocation as set forth in Section 5, below, in which event this Agreement shall be unenforceable and null and void.

           d.        21 DAYS TO SIGN; 7-DAY REVOCATION PERIOD.   PARTICIPANT UNDERSTANDS THAT HE/SHE MAY TAKE UP TO 21 CALENDAR DAYS FROM THE DATE OF RECEIPT OF THIS AGREEMENT TO CONSIDER THIS AGREEMENT BEFORE SIGNING IT. FULLY UNDERSTANDING PARTICIPANT’S RIGHT TO TAKE 21 DAYS TO CONSIDER SIGNING THIS AGREEMENT, AND AFTER HAVING SUFFICIENT TIME TO CONSIDER PARTICIPANT’S OPTIONS, PARTICIPANT HEREBY WAIVES HIS/HER RIGHT TO TAKE THE FULL 21 DAY PERIOD. PARTICIPANT FURTHER UNDERSTANDS THAT HE/SHE MAY REVOKE THIS AGREEMENT AT ANY TIME DURING THE SEVEN (7) CALENDAR DAYS AFTER SIGNING IT, AND THAT THIS AGREEMENT SHALL NOT BECOME BINDING UNTIL THE SEVEN (7) DAY REVOCATION PERIOD HAS PASSED.

           e.        To revoke this Agreement, Participant must send a written statement of revocation to:

RadioShack Corporation MS CF5-121 300 RadioShack Circle Fort Worth, TX 76102 Attn: Vice President-Compensation and Benefits

           The revocation must be received no later than 5:00 p.m. on the seventh day following Participant's execution of this Agreement.

7.         Cooperation.   Participant agrees to cooperate with RadioShack, and its financial and legal advisors, and/or government officials, in any claims, investigations, administrative proceedings, lawsuits, and other legal, internal or business matters, as reasonably requested by RadioShack. Also, to the extent Participant incurs travel or other expenses with respect to such activities, RadioShack will reimburse his/her for such reasonable expenses documented and approved in accordance with RadioShack’s then current travel policy.

8.         No Admission.   This Agreement shall not in any way be construed as an admission by RadioShack of any act of discrimination or other unlawful act whatsoever against Participant or any other person, and RadioShack specifically disclaims any liability to or discrimination against Participant or any other person on the part of itself, its employees, or its agents.

9.         Severability.   It is the desire and intent of the Parties that the provisions of this Agreement shall be enforced to the fullest extent permissible. Accordingly, if any provision of this Agreement shall prove to be invalid or unenforceable, the remainder of this Agreement shall not be affected, and in lieu, a provision as similar in terms as possible shall be added.

10.         Entire Agreement.   This Agreement, together with the documents incorporated herein by reference, represents the entire agreement between the parties with respect to the subject matter hereof and this Agreement may not be modified by any oral or written agreement unless same is in writing and signed by both parties.

11.         Governing Law.   This Agreement shall be governed by the internal laws (and not the choice of law principles) of the State of Texas, except for the application of pre-emptive federal law.

12.         Survival.   Participant’s obligations under this Agreement shall survive the termination of Participant’s employment and shall thereafter be enforceable whether or not such termination is later claimed or found to be wrongful or to constitute or result in a breach of any contract or of any other duty owed to Participant.

13.         Amendments; Waiver.   This Agreement may not be altered or amended, and no right hereunder may be waived, except by an instrument executed by each of the Parties.

                      IN WITNESS WHEREOF the Parties have executed this Agreement as of the date first above written.

RADIOSHACK:

RadioShack Corporation, for itself and its subsidiaries By:________________________________________ Its:________________________________________

PARTICIPANT:
_______________________________ Name: _______________________________

Exhibit 31

CERTIFICATIONS

I, Julian C. Day, certify that:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 3, 2006	By /s/ Julian C. Day Julian C. Day Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer and (Principal Financial Officer)

Exhibit 32

SECTION 1350 CERTIFICATIONS

In connection with the Quarterly Report of RadioShack Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Julian C. Day, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify to my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Julian C. Day Julian C. Day Chief Executive Officer and Interim Chief Financial Officer August 3, 2006