Form 10-Q
period 2006-09-30
RADIOSHACK CORP
filed 2006-10-25
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-5571

RADIOSHACK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1047710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mail Stop CF3-203, 300 RadioShack Circle, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 415-3011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock, $1 par value, on October 20, 2006 was 135,822,591.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Net sales and operating revenues	$1,059.5	$1,194.7	$3,319.4	$3,409.8
Cost of products sold	571.6	626.6	1,751.4	1,721.3

Gross profit	487.9	568.1	1,568.0	1,688.5

Operating expenses:
Selling, general and administrative	441.6	447.5	1,420.9	1,329.4
Depreciation and amortization	31.9	31.7	97.5	91.6
Impairment of long-lived assets and other charges	29.3	—	38.5	—

Total operating expenses	502.8	479.2	1,556.9	1,421.0

Operating (loss) income	(14.9)	88.9	11.1	267.5

Interest income	2.5	1.2	3.9	4.8
Interest expense	(11.2)	(11.7)	(33.3)	(30.4)
Other (loss) income	(2.5)	—	(4.3)	10.2

(Loss) income before income taxes	(26.1)	78.4	(22.6)	252.1
Income tax (benefit) provision	(9.8)	(30.1)	(11.5)	36.3

Net (loss) income	$(16.3)	$108.5	$(11.1)	$215.8

Net (loss) income per share:

Basic	$(0.12)	$0.76	$(0.08)	$1.42

Diluted	$(0.12)	$0.75	$(0.08)	$1.41

Shares used in computing net (loss) income per share:

Basic	136.5	143.4	136.1	152.5

Diluted	136.5	143.9	136.1	153.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In millions, except for share amounts)	September 30, 2006	December 31, 2005	September 30, 2005
Assets Assets
Current assets:
Cash and cash equivalents	$276.4	$224.0	$47.4
Accounts and notes receivable, net	212.3	309.4	227.8
Inventories, net	878.7	964.9	1,162.5
Other current assets	120.7	129.0	101.7

Total current assets	1,488.1	1,627.3	1,539.4

Property, plant and equipment, net	429.7	476.2	674.7
Other assets, net	66.7	101.6	95.2

Total assets	$1,984.5	$2,205.1	$2,309.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$265.3	$40.9	$381.7
Accounts payable	304.3	490.9	484.9
Accrued expenses and other current liabilities	341.9	379.5	281.1
Income taxes payable	11.8	75.0	21.8

Total current liabilities	923.3	986.3	1,169.5

Long-term debt, excluding current maturities	344.7	494.9	501.6
Other non-current liabilities	115.6	135.1	136.7

Total liabilities	1,383.6	1,616.3	1,807.8

Commitments and contingent liabilities (see Notes 6 and 7)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized: Series A junior participating, 300,000 shares designated and none issued	—	—	—
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	90.8	87.7	81.8
Retained earnings	1,730.3	1,741.4	1,690.1
Treasury stock, at cost; 55,234,000, 56,071,000 and 56,407,000 shares, respectively	(1,410.0)	(1,431.6)	(1,462.3)
Accumulated other comprehensive (loss) income	(1.2)	0.3	0.9

Total stockholders’ equity	600.9	588.8	501.5

Total liabilities and stockholders’ equity	$1,984.5	$2,205.1	$2,309.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2006	2005
Cash flows from operating activities:
Net (loss) income	$(11.1)	$215.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97.5	91.6
Provision for credit losses and bad debts	0.2	0.3
Impairment of long-lived assets and other charges	38.5	—
Other items	13.3	3.0
Changes in operating assets and liabilities:
Accounts and notes receivable	97.6	13.2
Inventories	86.2	(158.8)
Other current assets	(2.1)	(8.0)
Accounts payable, accrued expenses, income taxes payable and other	(291.3)	(134.3)

Net cash provided by operating activities	28.8	22.8

Cash flows from investing activities:
Additions to property, plant and equipment	(73.3)	(124.5)
Proceeds from sale of property, plant and equipment	10.9	2.8
Other investing activities	0.8	(9.9)

Net cash used in investing activities	(61.6)	(131.6)

Cash flows from financing activities:
Purchases of treasury stock	—	(647.9)
Sale of treasury stock to employee benefit plans	10.5	22.9
Proceeds from exercise of stock options	1.3	17.0
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	27.8	326.4
Short-term borrowings greater than three months maturity	48.6	—
Reductions of long-term borrowings	(3.0)	(0.1)

Net cash provided by (used in) financing activities	85.2	(281.7)

Net increase (decrease) in cash and cash equivalents	52.4	(390.5)
Cash and cash equivalents, beginning of period	224.0	437.9

Cash and cash equivalents, end of period	$276.4	$47.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities for which we are the primary beneficiary, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments, of a normal recurring nature considered necessary for a fair statement, are included. The December 31, 2005, consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. However, our operating results for the nine months ended September 30, 2006 and 2005, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We adopted SFAS No. 123R on January 1, 2006, under the modified prospective application method. Under this method, we record stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Accordingly, prior period amounts have not been restated. Currently, our stock-based compensation relates to stock options, restricted stock awards, and other equity-based awards issued to our employees and directors. All of our equity awards, with the exception of our stock options, are measured at the fair value of our common stock on the grant date and recognized as compensation expense over the applicable vesting period.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the service period, but did not recognize compensation expense for stock option awards, because the options were granted at market value on the date of grant.

The following table details the effect of stock-based compensation on net (loss) income and net (loss) income per share for the three and nine months ended September 30, 2006 and 2005, respectively, illustrating the effect of applying the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	Proforma 2005	2006	Proforma 2005
Net (loss) income, as reported	$(16.3)	$108.5	$(11.1)	$215.8
Stock-based employee compensation expense included in reported net income, net of related tax effects	1.4	1.5	10.5	4.7
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.4)	(4.2)	(10.5)	(14.2)

Net (loss) income	$(16.3)	$105.8	$(11.1)	$206.3

Net (loss) income per share:
Basic – as reported	$(0.12)	$0.76	$(0.08)	$1.42
Basic – pro forma		$0.74		$1.35
Diluted – as reported	$(0.12)	$0.75	$(0.08)	$1.41
Diluted – pro forma		$0.74		$1.35

The fair value of the stock options granted during the three and nine month periods ended September 30, 2006 and 2005, was estimated using the Black-Scholes-Merton option-pricing model, except for the fair market value of the two million performance options granted to our chief executive officer during the third quarter of 2006, which were valued utilizing the Monte Carlo simulation model. The Black-Scholes-Merton and Monte Carlo simulation models require the use of highly subjective assumptions, including expected option life, expected volatility, and expected employee termination rate. We use historical data to estimate the option life and the employee termination rate, and use historical and implied volatility when estimating the stock price volatility. The fair market value of the stock options granted during the three and nine month periods ended September 30, 2006 and 2005, respectively, was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	Proforma 2005	2006	Proforma 2005
Option life (in years)	5.0	4.0	4.9	4.0
Stock price volatility	33.3%	33.7%	33.1%	38.5%
Dividend yield	1.27%	1.05%	1.19%	0.87%
Risk free interest rate	5.1%	3.9%	5.0%	3.8%
Fair value	$4.53	$7.00	$4.92	$9.48

We periodically grant options to purchase RadioShack common stock to certain of our employees under various stock option plans at exercise prices equal to the fair market value of our common stock at the date of grant. Our current stock option grants have terms of seven years from the grant date. Previously, we granted options with ten year terms. Typically, the options vest ratably over three years from the date of grant. However, during the third quarter of 2006, we granted 4.2 million stock options to our chief executive officer and chief financial officer that vest ratably over four years from the date of grant. Once employment is terminated, the option holder has 90 days in which to exercise all vested options; however, under certain circumstances, some retirees may have three years in which to exercise all vested options. The fair market value of each option is generally recognized as compensation expense on a straight-line basis between the grant date and the date at which the option becomes fully vested. As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $27.7 million, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes activity under our stock option plans for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	20,411	$33.82
Grants	5,611	15.33
Exercised	(120)	10.80
Forfeited	(2,880)	31.89

Outstanding at end of period	23,022	$29.67	4.1	$23.3

Exercisable at end of period	17,364	$33.89	3.3	$1.0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of September 30, 2006, we had options outstanding to purchase an aggregate of 4.6 million shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $23.3 million. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.7 million and $6.2 million, respectively, determined as of the date of exercise.

NOTE 3 – BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net (loss) income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our net (loss) income.

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(16.3)	$108.5	$(11.1)	$215.8

Denominator:
Weighted average shares	136.5	143.4	136.1	152.5
Incremental common shares attributable to stock option plans	—	0.5	—	0.7

Weighted average shares for diluted net income per share	136.5	143.9	136.1	153.2

Basic net (loss) income per share	$(0.12)	$0.76	$(0.08)	$1.42

Diluted net (loss) income per share	$(0.12)	$0.75	$(0.08)	$1.41

Options to purchase 18.9 million and 18.4 million shares of common stock for the three and nine month periods ended September 30, 2006, respectively, as compared to options to purchase 17.2 million and 16.0 million shares of common stock for the corresponding prior year periods, were not included in the computation of diluted net (loss) income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would have been anti-dilutive.

NOTE 4 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three months ended September 30, 2006 and 2005, was ($17.0) million and $109.0 million, respectively. Comprehensive (loss) income for the nine months ended September 30, 2006 and 2005, was ($12.5) million and $217.0 million, respectively. The other components of comprehensive income in both 2006 and 2005, aside from net (loss) income for the periods reported, were unrealized gains or losses on securities and foreign currency translation adjustments.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. We are currently evaluating the impact of this standard on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of this interpretation on our financial condition and results of operations.

NOTE 6 – LITIGATION

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United

States District Court for the Northern District of Illinois. We have reached a tentative settlement agreement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits. Of this amount, a charge of $8.5 million was recognized during the quarter ended June 30, 2006, with the balance recognized during the quarter ended September 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement cannot be reached, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of September 30, 2006, assuming no projected sublease income, is approximately $99 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties. Consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

NOTE 8 – REVOLVING CREDIT FACILITIES

At September 30, 2006, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	June 2011

These credit facilities support our commercial paper program, as well as provide a source of liquidity, if for any reason the commercial paper market is unavailable to us. As of September 30, 2006, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at September 30, 2006.

In June 2006, we replaced our existing $300 million five-year credit facility expiring June 2007 with a $325 million five-year credit agreement expiring June 2011. The new facility has a more favorable fixed charge coverage ratio, and provides for the exclusion of cash turnaround expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include similar covenants and terminated our $130 million 364-day revolving credit facility.

NOTE 9 – SHORT-TERM DEBT

On September 30, 2006, short-term debt included $150 million of long-term debt that is due within one year. A corresponding reduction is shown in long-term debt.

NOTE 10 – SEGMENT REPORTING

We have two reportable segments: RadioShack company-operated stores and kiosks. RadioShack company-operated stores consist of our 4,460 retail stores, all under the RadioShack brand name, but exclude our Canadian company-operated stores. Kiosks consist of our network of 778 kiosks, which we do not operate under the RadioShack brand, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronic products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

Amounts included in the other category below consist of our business activities that are not separately reportable, and include our dealer network, e-commerce, third-party repair services, foreign operations and corporate sales.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales and operating revenues:
RadioShack company-operated stores	$880.1	$1,035.5	$2,816.9	$3,024.0
Kiosks	87.0	71.8	243.7	169.1
Other	92.4	87.4	258.8	216.7

	$1,059.5	$1,194.7	$3,319.4	$3,409.8

Operating (loss) income:
RadioShack company-operated stores (1)	$88.9	$158.2	$311.3	$512.0
Kiosks (2)	(26.1)	(4.9)	(29.0)	(12.1)
Other (3)	2.9	8.0	(1.3)	23.6

	65.7	161.3	281.0	523.5
Unallocated (4)	(80.6)	(72.4)	(269.9)	(256.0)

Operating (loss) income	(14.9)	88.9	11.1	267.5

Interest income	2.5	1.2	3.9	4.8
Interest expense	(11.2)	(11.7)	(33.3)	(30.4)
Other (loss) income	(2.5)	—	(4.3)	10.2

(Loss) income before income taxes	$(26.1)	$78.4	$(22.6)	$252.1

Depreciation and amortization:
RadioShack company-operated stores(5)	$14.1	$13.2	$43.8	$38.3
Kiosks	2.8	2.2	8.3	6.6
Other	0.2	0.2	0.9	0.6

	17.1	15.6	53.0	45.5
Unallocated (6)	14.8	16.1	44.5	46.1

	$31.9	$31.7	$97.5	$91.6

Capital expenditures:
RadioShack company-operated stores	$13.4	$21.1	$39.3	$44.0
Kiosks	0.2	8.3	1.3	11.4
Other	1.9	0.4	2.2	0.9

	15.5	29.8	42.8	56.3
Unallocated (7)	10.4	15.6	30.5	68.2

	$25.9	$45.4	$73.3	$124.5

(1)	Operating (loss) income for the three and nine months ended September 30, 2006, includes $8.9 million and $29.6 million of charges, respectively, for costs associated with our turnaround plan and related restructuring activities in the RadioShack company-operated stores segment. The $29.6 million charge for the nine months ended September 30, 2006, includes a $9.2 million impairment charge related to the disposal of long-lived assets.

(2)	Operating (loss) income for the three and nine months ended September 30, 2006, includes an $18.6 million and $10.7 million impairment of the goodwill and an intangible asset, respectively, in the kiosks segment. See Note 11 for further discussion.
(3)	The other category included in operating (loss) income for the nine months ended September 30, 2006, includes a $2.2 million charge for costs associated with the closure of certain service centers.
(4)	The unallocated category included in operating (loss) income consists of overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs. Included for the three and nine months ended September 30, 2006, is a $10.6 million charge related to the reduction in work force at our corporate headquarters. Also included are charges of $0.6 million and $2.8 million for the three and nine months ended September 30, 2006, associated with our two distribution center closures. In addition, we had a gain on the sale of fixed assets related to the distribution center closures of $2.7 million for the nine months ended September 30, 2006.
(5)	Depreciation and amortization for RadioShack company-operated stores for the three and nine months ended September 30, 2006, includes an incremental charge of $0.6 million and $1.8 million, respectively, in accelerated depreciation for stores closed in connection with our turnaround plan.
(6)	Depreciation and amortization included in the unallocated category primarily relates to information technology assets.
(7)	Capital expenditures included in the unallocated category primarily relate to information technology assets.

NOTE 11 – GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We purchased certain assets from Wireless Retail, Inc. during the fourth quarter of 2004, for $59.6 million, which resulted in the recognition of $18.6 million of goodwill and a $32.1 million intangible asset related to a five year agreement with SAM’S CLUB to operate wireless kiosks in approximately 540 SAM’S CLUB locations nationwide. As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill, associated with our kiosk operations were impaired. We performed impairment tests of both the long-lived assets associated with our SAM’S CLUB agreement, including the intangible asset relating to the five year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five year agreement was impaired. This assessment resulted in a $10.7 million impairment charge of the intangible asset. The remaining intangible balance of $8.6 million will be amortized over the remaining life of the SAM’S CLUB agreement, which is scheduled to expire in September 2009.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM’S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test and compared it with the carrying value of the reporting unit and determined that the goodwill was impaired. As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill, and this resulted in an $18.6 million impairment of goodwill.

These impairment charges, aggregating $29.3 million, were recorded within impairment of long-lived assets and other charges in the accompanying 2006 Consolidated Statement of Income.

NOTE 12 – TURNAROUND PROGRAM

On February 17, 2006, as a result of unfavorable profitability experienced within our RadioShack company-operated stores, we announced the commencement of a turnaround plan. The turnaround plan was developed to identify opportunities to rationalize our cost structure and increase average unit volume and profitable square footage in our RadioShack company-operated stores. The original terms of the turnaround plan consisted of the closing of 400-700 company-operated stores, consolidating certain of our distribution centers, streamlining our overhead infrastructure, and updating our merchandise inventory.

The actual charges for initiatives under the turnaround plan were recorded in the period in which we committed to formalized restructuring plans or executed the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance had been met. Charges incurred as part of the turnaround plan are recorded in cost of products sold; selling, general and administrative expense; and depreciation and amortization with the exception of the asset impairment charges, which are disclosed in a separate caption within our consolidated statements of income.

Store Closures: As of September 30, 2006, we had closed 481 stores as a result of our turnaround program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge of $8.7 million for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

Regarding the 481 stores we closed as a result of the turnaround program during the nine months ended September 30, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. We also recognized $1.8 million in accelerated depreciation associated with store assets of the closed stores for which the useful life has been changed due to the store closures. It was determined that the net book value of several of the stores’ long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by September 30, 2006. All of these employees were paid severance, and some earned retention bonuses if they remained employed to certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of September 30, 2006, $3.8 million has been recognized as retention and severance benefits for store employees, with $3.5 million in benefits paid to date.

Additionally, as part of our store closure activities, we incurred $6.1 million in expenses primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the nine months ended September 30, 2006, we recognized a lease obligation charge in the amount of $2.0 million and a gain of $2.7 million on the sale of the Charleston distribution center. In addition, we incurred a $0.5 million charge related to severance for approximately 100 employees. Additionally, there were $0.3 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the nine months ended September 30, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of September 30, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix.

During the quarter ended September 30, 2006, we reduced our workforce by approximately 420 positions, primarily within our corporate headquarters. We recorded charges for termination benefits and related costs of $10.6 million, of which $4.6 million had been paid as of September 30, 2006.

Inventory Update: We are replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our turnaround program. We will continue to review our inventory assortment.

The following table summarizes the activity related to the 2006 turnaround plan from February 17, 2006, through September 30, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charges through June 30, 2006	$4.3	$7.8	$9.2	$1.2	$2.0	$24.5
Total spending through June 30, 2006, net of amounts realized from sale of fixed assets	(0.2)	(1.0)	—	—	(1.9)	(3.1)
Total non-cash items	—	0.3	(9.2)	(1.2)	(0.1)	(10.2)
Deferred gain on sale and leaseback of distribution center	—	—	—	—	2.0	2.0

Accrual at June 30, 2006	4.1	7.1	—	—	2.0	13.2
Additional charges in Q3	10.4	4.2	—	0.6	2.8	18.0
Total spending	(9.1)	(5.5)	—	—	(2.0)	(16.6)
Total non-cash items	—	0.5	—	(0.6)	—	(0.1)

Accrual at September 30, 2006	$5.4	$6.3	$—	$—	$2.8	$14.5

All stores identified for closure under the turnaround plan were closed as of July 31, 2006. Additionally, we will continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations still exist at September 30, 2006. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations. See the allocation of our turnaround charges within our segments in Note 10 – Segment Reporting.

NOTE 13 - RADIOSHACK INVESTMENT PLAN

In April 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the “Investment Plan”). Only employees participating in the former plan as of April 29, 2004, could participate in the Investment Plan. New employees were not eligible to participate in the Investment Plan. Effective June 30, 2006, the Investment Plan was suspended and distributions took place in August 2006. As of September 30, 2006, the Investment Plan did not hold any assets.

NOTE 14 - RADIOSHACK 401(k) PLAN

The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was amended on July 1, 2006, and, as amended, allows a participant to defer, via payroll deductions, from 1% to 75% of their annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The amended 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of their annual compensation. This percentage contribution by us is discretionary and may change in the future.

NOTE 15 - TERMINATION PROTECTION PLANS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This section of our Quarterly Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results, including various economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report.

OVERVIEW

RadioShack is primarily a retailer of consumer electronics products and services. We seek to differentiate ourselves from our competitors by providing cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers. We believe this strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors.

Overall our focus is concentrated in four major areas:

•	Provide our customers a positive in store experience

•	Grow gross profit dollars by increasing the overall value of each ticket

•	Reduce costs continually throughout the organization

•	Allocate the dollars generated from operations appropriately, investing only in projects having an adequate return, or that are operationally necessary

TURNAROUND PROGRAM OVERVIEW

Due to certain negative results in our business, we announced a turnaround program on February 17, 2006, with the following goals:

•	Increase the average unit volume of our RadioShack company-operated store base

•	Rationalize our cost structure

•	Grow profitable square footage in our store portfolio

We are replacing slower-moving merchandise with new, faster-moving merchandise. During the fourth quarter of 2005 and the first quarter of 2006, we identified underperforming inventory for replacement and have liquidated a vast majority of these items. We are using the space freed up through this liquidation for other merchandise.

We are also concentrating our efforts and investments on improving top-performing stores. As of September 30, 2006, we have closed 481 of our RadioShack company-owned stores, based on criteria such as weak financial performance, poor real estate, subpar brand representation, and likelihood of transferring sales to other RadioShack stores. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores.

In addition, we closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006, and we closed or sold five of our service centers. We have reviewed overhead expenses to identify potential sources of cost reduction and focus our resources on cost-saving measures, including reductions in our advertising spend.

See “Financial Impact of Turnaround Program” below for a discussion of the financial impact of our turnaround program.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT

We use several key financial performance metrics, including metrics related to net sales and operating revenues, gross profit and gross margin.

Net Sales and Operating Revenues Metrics

As a retailer, we consider growth in revenue to be an important indicator of our financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenues and comparable store sales growth. Our recent trends in revenue growth have not met our expectations.

The change in net sales and operating revenue provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has more than 12 full months of sales.

The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended September 30,
	2006	2005	2004
Consolidated net sales and operating revenues (decline) growth	(11.3)%	8.5%	3.6%
Comparable store sales (decrease) increase	(9.6)%	1.0%	4.9%

Both consolidated net sales and operating revenues and comparable store sales declined in 2006, in part due to a sales decrease within our RadioShack company-operated stores segment’s wireless and modern home platforms. Additionally, these decreases were partially attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our revenue by approximately $35.0 million and $100.5 million for the quarter and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. This change had no impact on our gross profit or operating income. Consolidated net sales and operating revenues were also impacted by the 481 closed stores associated with our turnaround plan.

Gross Profit and Gross Margin Metrics

We view our gross profit dollars as a key metric of our financial performance, as it indicates the extent to which we are able to manage our product costs and sales volume. Our third quarter gross profit was unfavorably impacted by the softness we are continuing to experience in our postpaid wireless sales activity.

The table below summarizes gross profit and gross margin for the periods indicated:

	Three Months Ended September 30,
(In millions)	2006	2005	2004
Gross profit	$487.9	$568.1	$556.8
Gross margin	46.1%	47.6%	50.5%

Operating (loss) Income

Operating (loss) income from our two operating segments, as well as the other and unallocated categories, is as follows:

	Three Months Ended September 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$88.9	$158.2	$193.0
Kiosks (1)	(26.1)	(4.9)	(0.2)
Other (2)	2.9	8.0	8.6

	65.7	161.3	201.4

Unallocated (3)	(80.6)	(72.4)	(84.2)

Operating (loss) income	$(14.9)	$88.9	$117.2

(1)	Included in the kiosks segment are charges of $18.6 million and $10.7 million for impairment of goodwill and an intangible asset, respectively, for the three months ended September 30, 2006.
(2)	The decline in this category for the three months ended September 30, 2006, was primarily driven by a decline in our repair center operating income.
(3)	Included in the unallocated category are overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

For more information regarding our operating segments, see Note 10 – “Segment Reporting” in our Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

RadioShack Retail Outlets

The table below shows our retail locations at September 30, 2006, allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets.

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
RadioShack company- operated stores (1)	4,460	4,746	4,933	4,972	4,990
Kiosks (2)	778	777	778	777	743
Dealer and other outlets (3)	1,620	1,635	1,662	1,711	1,728

Total number of retail locations	6,858	7,158	7,373	7,460	7,461

(1)	During the past four quarters, we closed a total of 530 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline resulted primarily from the implementation of our turnaround strategy, as well as our decision not to renew leases on other locations that failed to meet our financial return goals. See “Turnaround Program Overview” included in MD&A above.
(2)	SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total), as well as additional kiosks in the event we fail to meet certain specified performance metrics. They exercised this unconditional right to assume operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us.
(3)	During the past four quarters, we closed 117 dealer outlets (typically by terminating our relationship with the dealers), net of new outlet openings and conversions to RadioShack company-operated stores. This declining trend is due to the closure of smaller outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues for our two operating segments and other sales are as follows:

	Three Months Ended September 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$880.1	$1,035.5	$1,028.8
Kiosks	87.0	71.8	1.4
Other sales	92.4	87.4	71.3

Consolidated net sales and operating revenues	$1,059.5	$1,194.7	$1,101.5

	Nine Months Ended September 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$2,816.9	$3,024.0	$3,046.4
Kiosks	243.7	169.1	4.0
Other sales	258.8	216.7	197.5

Consolidated net sales and operating revenues	$3,319.4	$3,409.8	$3,247.9

Sales decreased 11% to $1,059.5 million for the quarter ended September 30, 2006, from $1,194.7 million in the corresponding prior year period. For the nine months ended September 30, 2006, our overall sales decreased 3% to $3,319.4 million, compared to $3,409.8 million for the same period in 2005. The decrease for the quarter was primarily the result of a 14% decrease in our wireless platform sales and a 60% decrease in our service platform sales due primarily to the manner in which we began recognizing sales of prepaid wireless airtime in 2006. In addition, the platform decreases were affected by the decline in the number of RadioShack company-operated stores as a result of our turnaround plan. The decrease for the nine months ended September 30, 2006, was the result of a 58% sales decrease in our service platform, a 7% sales decrease in our modern home platform, and a 2% sales decrease in our wireless platform. The decline in the number of RadioShack company-operated stores as a result of our turnaround plan also affected these platform decreases. The sales decrease for the nine months was partially offset by a 16% sales increase in our personal electronics platform and a 4% sales increase in our accessory platform. We had a 9.6% and 4.5% decrease in comparable company store sales for the quarter and nine months ended September 30, 2006, respectively. Consolidated sales decreased primarily from a decline in RadioShack company-operated store sales, despite increased sales in both kiosks and other sales.

RadioShack Company-Operated Stores

All sales in the platforms discussed below were impacted by the closure of RadioShack company-operated stores related to our turnaround plan.

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners and two-way radios) decreased 21% and 9% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These decreases were primarily driven by declines in unit sales of wireless handsets. Factors contributing to this decline for the quarter include an unfavorable mix shift to prepaid handsets from postpaid, a sluggish industry environment, a sharp unit declines in the northeastern United States, fewer RadioShack stores, and the need for more effective merchandising and store operations tactics to address the market-specific needs of wireless customers.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) decreased 1% for the quarter, but increased 3% for the nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. The decrease in the quarter ended September 30, 2006, was primarily the result of a decline in home entertainment accessory sales, although partially offset by higher sales of digital music accessories. The increase for the nine months ended September 30, 2006, was primarily the result of higher sales of digital music accessories, Bluetooth wireless accessories and flash memory; however, this increase was partially offset by a decline in home entertainment accessory sales.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 14% and 9% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These decreases were primarily due to lower sales of telephones, home computers, video products such as DVD players, and small televisions.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, digital music players and satellite radios) increased 2% and 16% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These sales increases were driven primarily by increased sales of digital music players and satellite radios.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 13% and 10% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These sales decreases were due primarily to a decrease in sales of both general and special purpose batteries caused by factors such as store traffic counts, higher sales in the third quarter of 2005 related to the busy hurricane season, reduced sales of products requiring batteries, and customer tendencies to simply replace older phones rather than replacing batteries.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) decreased 61% and 59% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year period. These decreases were primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our total company-operated stores revenue by approximately $34.1 million and $97.3 million for the quarter and nine months ended September 30, 2006, as compared to the corresponding prior year periods, but had no impact on our gross profit or operating income.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 4% and 1% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These decreases were primarily the result of a decrease in sales of tools.

Kiosks

Kiosk sales increased $15.2 million or 21.2% and $74.6 million or 44.1% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. This increase was the result of an increased number of kiosk locations and improved sales productivity at our SAM’S CLUB locations. Kiosk sales consist primarily of wireless platform sales and related accessory platform sales.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales in our Canadian company-operated stores, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing facilities. Other sales were up $5.0 million or 5.7% and $42.1 million or 19.4% for the quarter and nine months ended September 30, 2006, respectively, when compared to the corresponding prior year periods. These sales increases were primarily due to increased sales to our network of independent dealers, which was partially offset by the negative impact from our sold repair centers.

Gross Profit

Consolidated gross profit for the three months ended September 30, 2006, was $487.9 million or 46.1% of net sales and operating revenues, compared with $568.1 million or 47.6% of net sales and operating revenues in the corresponding prior year period, resulting in a 14.1% decrease in gross profit and a 1.5 percentage point decrease in our gross margin rate. For the nine months ended September 30, 2006, gross profit dollars decreased $120.5 million, while the gross margin rate declined 2.3 percentage points to 47.2% from 49.5% in the corresponding 2005 period. These decreases were primarily the result of inventory liquidation in our closing stores; a mix change toward lower gross margin products, including higher relative sales of wireless prepaid and upgrade handsets and lower margin accessories; and more aggressive promotional activity in prior quarters. The decrease in gross margin rate was partially offset by the change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as discussed above.

Selling, General and Administrative Expense

Our consolidated SG&A expense decreased 1.3% or $5.9 million for the quarter, but increased 6.9% or $91.5 million for the nine months ended September 30, 2006, when compared to the corresponding prior year periods. This change represents a 4.2 percentage point increase to 41.7% from 37.5% of net sales and operating revenues for the quarter and a 3.8 percentage point increase to 42.8% from 39.0% of net sales and operating revenues for the nine months ended September 30, 2006, when compared to the corresponding prior year periods.

The decrease in consolidated SG&A for the quarter ended September 30, 2006, was primarily attributable to the dollar decrease in advertising expense. Additionally, the impact of our headcount reductions from store closures, repair center closures and corporate headquarters reductions lowered compensation expense (not including the severance charges). Compensation expense increased in both dollars and as a percent of net sales and operating revenues for the quarter and nine months ended September 30, 2006. Additionally, pay plan changes for RadioShack company-operated stores, severance related to our turnaround program and increased headcount in our kiosk operations had a unfavorable impact on compensation expense. We also began the required expensing of stock options as of January 1, 2006, which increased compensation expense. Rent expense increased in both dollars and as a percent of net sales and operating revenues for the quarter and nine months ended September 30, 2006. The rent increases were driven by the addition of 35 kiosks, net, over the past 12 months, as well as by rental payments on our corporate campus. Professional fees decreased in dollars, but remained flat as a percent of net sales and operating revenues for the quarter, while increasing in both dollars and as a percent or net sales and operating revenues for the nine months ended September 30, 2006. The increase relates to the preliminary settlement of certain class action lawsuits and the cost of consultants engaged in various projects.

Depreciation and Amortization

The tables below summarize our depreciation and amortization expense by segment for each reporting period.

	Three Months Ended September 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$14.1	$13.2	$12.6
Kiosks	2.8	2.2	—
Other	0.2	0.2	0.1

	17.1	15.6	12.7

Unallocated	14.8	16.1	11.7

Consolidated depreciation and amortization	$31.9	$31.7	$24.4

	Nine Months Ended September 30,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$43.8	$38.3	$37.3
Kiosks	8.3	6.6	—
Other	0.9	0.6	0.5

	53.0	45.5	37.8

Unallocated	44.5	46.1	35.5

Consolidated depreciation and amortization	$97.5	$91.6	$73.3

Impairment of Long-lived Assets

In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. During the quarter ended June 30, 2006, we identified the stores for closing and subsequently performed the impairment test. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores’ long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss. As of September 30, 2006, we had closed 481 specific stores.

We purchased certain assets from Wireless Retail, Inc. during the fourth quarter of 2004, for $59.6 million, which resulted in the recognition of $18.6 million of goodwill and a $32.1 million intangible asset related to a five year agreement with SAM’S CLUB to operate wireless kiosks in approximately 540 SAM’S CLUB locations nationwide. As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill, associated with our kiosk operations were impaired. We performed impairment tests of both the long-lived assets associated with our SAM’S CLUB agreement, including the intangible asset relating to the five year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five year agreement was impaired. This assessment resulted in a $10.7 million impairment charge of the intangible asset. The remaining intangible balance of $8.6 million will be amortized over the remaining life of the SAM’S CLUB agreement, which is scheduled to expire in September 2009.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM’S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test and compared it with the carrying value of the reporting unit and determined that the goodwill was impaired. As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill, and this resulted in an $18.6 million impairment of goodwill.

These impairment charges, aggregating $29.3 million, were recorded within impairment of long-lived assets and other charges in the accompanying 2006 Consolidated Statement of Income.

Net Interest Expense

Consolidated interest expense, net of interest income, for the quarter and nine months ended September 30, 2006, was $8.7 million and $29.4 million, respectively, versus $10.5 million and $25.6 million for the comparable prior year periods.

Interest expense decreased $0.5 million for the quarter, but increased $2.9 million for the nine months ended September 30, 2006, when compared to the corresponding prior year periods. The decrease in the interest expense for the quarter was attributable to lower average outstanding debt, which was partially offset by rising interest rates on our interest rate swap agreements. For the nine months ended September 30, 2006, the increase in interest expense was due to the impact of rising interest rates on our interest rate swap agreements.

Interest income increased $1.3 million for the quarter, but decreased $0.9 million for the nine months ended September 30, 2006, compared to the corresponding prior year periods. These changes were due to lower average investment balances in the first half of the year and higher investment balances in the third quarter.

Other (Loss) Income

For the quarter and nine months ended September 30, 2006, we recognized a loss of $2.5 million and $4.3 million, respectively, relating to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of the required “mark to market” accounting treatment of these warrants. During the quarter ended March 31, 2005, we sold all rights, title and interest to the “Tandy” trade name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income during the first nine months of 2005.

Income Tax (Benefit) Provision

The provision for income taxes for each quarterly period reflects our current estimate of the annual effective tax rate for the full year, adjusted by the effect of any unusual or infrequently occurring items within a respective quarter. Our effective tax rates for the quarter and nine months ended September 30, 2006, were approximately (37.5%) and (50.9%), respectively, compared to (38.4%) and 14.4% for the corresponding prior year periods. The fluctuation in the effective tax rate in 2006 was due primarily to the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the second quarter, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to the donation deduction in excess of inventory cost is reflected in the effective tax rate for the second quarter. The lower effective tax rates in 2005 were due to a favorable non-cash income tax benefit of $56.5 million relating to the release of a tax contingency reserve. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter because the statute of limitations governing these issues expired on September 30, 2005.

Recently-Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS No. 154, as applicable, at the beginning of fiscal year 2006, and the adoption did not have a material affect on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. We are currently evaluating the impact of this standard on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of this interpretation on our financial condition and results of operations.

FINANCIAL CONDITION

Cash Flow – Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2006, was $28.8 million, compared to $22.8 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $138.4 million and $310.7 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 reduction was due to a decline in operating income in 2006, compared to the prior year. Cash used in working capital components was $109.6 million and $287.9 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease in cash used in working capital components, as compared to the prior year, was primarily the result of changes in inventory and accounts receivable levels, but offset by changes in accounts payable.

Cash Flow – Investing Activities

Cash used in investing activities was $61.6 million and $131.6 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditures for 2006 will be approximately $100 million. The majority of these anticipated expenditures relate to RadioShack company-operated store remodels, updated information systems and, to a lesser extent, store relocations. As of September 30, 2006, we had $276.4 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when and if necessary, from our credit facilities, are available to fund future capital expenditure needs and repay debt as it becomes due.

Cash Flow – Financing Activities

Cash provided by financing activities was $85.2 million for the nine months ended September 30, 2006, compared to a cash usage of $281.7 million for the corresponding prior year period. We did not repurchase any shares of our common stock during the nine months ended September 30, 2006, while $647.9 million was used to repurchase shares during the corresponding prior year period. The 2005 stock repurchases were partially funded by $39.9 million received from the sale of treasury stock to employee benefit plans and from stock option exercises. Additionally, our net borrowings were $73.4 million for the nine months ended September 30, 2006, compared to $326.3 million during the corresponding prior year period. These borrowings included commercial paper issued primarily to fund our operations, as a result of our lower cash balances, and outstanding payment obligations. In September 2006, $150 million of long-term debt became due within one year and was included in short-term debt. A corresponding reduction is shown in long-term debt.

Free Cash Flow

Our free cash flow, which we define as cash flows from operating activities less dividends paid and additions to property, plant and equipment was a cash usage of $44.5 million for the nine months ended September 30, 2006, compared to a $101.7 million usage during the corresponding prior year period. This improvement in free cash flow was the result of a decrease in cash used by working capital components, primarily inventory and accounts payable, offset by a decrease in net income.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided cash of $28.8 million and $22.8 million for the nine months ended September 30, 2006 and 2005, respectively. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,		Year Ended December 31, 2005
(In millions)	2006	2005
Net cash provided by operating activities	$28.8	$22.8	$362.9
Less:
Additions to property, plant and equipment	73.3	124.5	170.7
Dividends paid	—	—	33.7

Free cash flow	$(44.5)	$(101.7)	$158.5

FINANCIAL CONDITION AND CAPITAL STRUCTURE

Debt Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of October 20, 2006.

Category	Standard and Poor’s	Moody’s	Fitch
Senior unsecured debt	BBB-	Baa2	BB+
Commercial paper	A-3	P-2	B
Outlook	Negative	Negative	Stable

On February 23, 2006, Fitch changed its long-term rating outlook to negative. In addition, on February 22, 2006, Moody’s placed our ratings under review for a possible downgrade. Both of these actions followed our announcement of calendar 2005 earnings, our turnaround program, and other factors. Moody’s concluded its review of our ratings on March 14, 2006, and reaffirmed our existing short-term rating of P-2, but lowered our long-term rating to Baa2 with a negative outlook. On April 21, 2006, Standard and Poor’s changed our long-term rating to BBB- with a stable outlook and changed our short-term rating to A-3. On July 24, 2006, Standard and Poor’s lowered our outlook to negative after the release of our second quarter earnings on July 21, 2006. On August 22, 2006, Fitch changed our long-term rating to BB+ with a stable outlook and changed our short-term rating to B.

Factors that can impact our future credit ratings include the effect of our turnaround program, changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to capital markets (including the commercial paper market), vendor financing terms and future new store occupancy costs.

Available Financing

Commercial Paper: As of October 20, 2006, we had reduced access to short-term debt instruments, such as commercial paper issuances, due to recent ratings changes. During our pre-holiday inventory build up, we may utilize both the commercial paper market and our credit facilities to fund our short-term needs. We anticipate that all of the pre-holiday funding, if any, will be repaid by year-end. The amount of commercial paper that can be outstanding is limited to a maximum of the unused portion of our $625 million revolving credit facilities described in more detail below. As of September 30, 2006, we had $50.0 million in commercial paper outstanding. During the third quarter of 2006, the maximum amount of commercial paper we had outstanding at one time was $50.0 million.

Credit Facilities: At September 30, 2006, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	June 2011

These credit facilities support our commercial paper program, as well as provide us a source of liquidity if for any reason the commercial paper market is unavailable to us. As of September 30, 2006, there were no outstanding borrowings under these credit facilities. Our outstanding debt and bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at September 30, 2006.

In June 2006, we replaced our existing $300 million five-year credit facility expiring June 2007 with a $325 million five-year credit agreement expiring June 2011. The new facility has a more favorable fixed charge coverage ratio, and provides for the exclusion of cash turnaround expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include the similar covenants and terminated our $130 million 364-day revolving credit facility.

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

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We did not repurchase any shares of our common stock for the nine months ended September 30, 2006. As of September 30, 2006, there was $209.9 million available for share repurchases under the $250 million share repurchase program. Repurchases were suspended under the $250 million share repurchase program during the third quarter of 2005 in connection with our overnight share repurchase program of 20 million shares of our common stock. As of October 20, 2006, we have not resumed share repurchases under the $250 million program.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	September 30,				December 31, 2005
	2006		2005
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$265.3	21.9%	$381.7	27.6%	$40.9	3.6%
Long-term debt	344.7	28.5%	501.6	36.2%	494.9	44.0%

Total debt	610.0	50.4%	883.3	63.8%	535.8	47.6%
Stockholders’ equity	600.9	49.6%	501.5	36.2%	588.8	52.4%

Total capitalization	$1,210.9	100.0%	$1,384.8	100.0%	$1,124.6	100.0%

Our debt-to-total capitalization ratio decreased at September 30, 2006, from September 30, 2005, due primarily to the increase in borrowings in 2005 related to our share repurchases, but increased from December 31, 2005, as a result of an increase in equity from September 30, 2005. These changes resulted from the overnight share repurchase program in 2005. Long-term debt as a percentage of total capitalization also increased at December 31, 2005, but decreased at September 30, 2006, from September 30, 2005, due primarily to increased borrowings in 2005 related to our overnight share repurchase.

FINANCIAL IMPACT OF TURNAROUND PROGRAM

As discussed above, our turnaround program contained the following goals:

•	Increase the average unit volume of our RadioShack company-operated store base

•	Rationalize our cost structure

•	Grow profitable square footage in our store portfolio

Store Closures: As of September 30, 2006, we had closed 481 stores as a result of our turnaround program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge of $8.7 million for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

Regarding the 481 stores we closed during the nine months ended September 30, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. We also recognized $1.8 million in accelerated depreciation associated with store assets of the closed stores for which the useful life has been changed due to the store closures. It was determined that the net book value of some of the stores’ long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores.

In connection with these store closures, we identified 601 employees whose positions were terminated by September 30, 2006. All of these employees were paid severance, and some earned retention bonuses if they remained employed to certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of September 30, 2006, $3.8 million has been recognized as retention and severance benefits for store employees, with $3.5 million in benefits paid to date.

Additionally, as part of our store closure activities, we incurred $6.1 million in expenses primarily in connection with fees paid to outside liquidators and for close-out promotion sales within the 481 stores.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the nine months ended September 30, 2006, we recognized a lease obligation charge in the amount of $2.0 million and a gain of $2.7 million on the sale of the

Charleston distribution center. In addition, we incurred a $0.5 million charge related to severance for approximately 100 employees. Additionally, there were $0.3 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the nine months ended September 30, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of September 30, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix.

During the quarter ended September 30, 2006, we reduced our workforce by approximately 420 positions, primarily within our corporate headquarters. We recorded charges for termination benefits and related costs of $10.6 million, of which $4.6 million had been paid as of September 30, 2006.

Inventory Update: We are replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our turnaround program. We will continue to review our inventory assortment.

The following table summarizes the activity related to the 2006 turnaround plan from February 17, 2006, through September 30, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charges through June 30, 2006	$4.3	$7.8	$9.2	$1.2	$2.0	$24.5
Total spending through June 30, 2006, net of amounts realized from sale of fixed assets	(0.2)	(1.0)	—	—	(1.9)	(3.1)
Total non-cash items	—	0.3	(9.2)	(1.2)	(0.1)	(10.2)
Deferred gain on sale and leaseback of distribution center	—	—	—	—	2.0	2.0

Accrual at June 30, 2006	4.1	7.1	—	—	2.0	13.2

Additional charges in Q3	10.4	4.2	—	0.6	2.8	18.0

Total spending	(9.1)	(5.5)	—	—	(2.0)	(16.6)

Total non-cash items	—	0.5	—	(0.6)	—	(0.1)

Accrual at September 30, 2006	$5.4	$6.3	$—	$—	$2.8	$14.5

All stores identified for closure under the turnaround plan were closed as of July 31, 2006. Additionally, we will continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations still exist at September 30, 2006. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations. See the allocation of our turnaround charges within our segments in Note 10 – Segment Reporting.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2006, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, were the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net indebtedness at September 30, 2006, of $117.1 million, consisting of short-term debt of $50.0 million and long-term debt of $260.5 million related to our interest rate swaps. The risk is offset by $193.4 million in short-term investments, which effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in an increase in annual net interest expense of $1.2 million. This assumption assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2005, to purchase 4 million shares of Sirius stock at an exercise price of $5.00 per share. We recorded these warrants as an asset at year end totaling $6.8 million and have marked this asset to market at September 30, 2006, resulting in a $4.3 million charge in other (loss) income for the nine months ended September 30, 2006. Based on our valuation of these warrants utilizing the Black-Scholes-Merton option pricing model, we could be exposed to further losses due to changes in the underlying Sirius common stock price, as well as changes in volatility and expected exercise date.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes, which would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that material information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative settlement agreement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits. Of this amount, a charge of $8.5 million was recognized during the quarter ended June 30, 2006, with the balance recognized during the quarter ended September 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement cannot be reached, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 – 31, 2006	—	$—	—	$209,909,275
August 1 – 31, 2006	—	$—	—	$209,909,275
September 1 – 30, 2006	—	$—	—	$209,909,275

Total	—	$—	—

(1)	The total number of shares purchased would include all repurchases made during the periods indicated. In July, August and September of 2006, however, no shares were repurchased through a publicly announced plan or program in open-market transactions.
(2)	These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. As of October 20, 2006, management had not determined if share repurchases under the $250 million program for 2006 should be resumed.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 32, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: October 25, 2006	By	/s/ David P. Johnson
David P. Johnson
Senior Vice President – Corporate Controller
(Authorized Officer)

Date: October 25, 2006		/s/ James F. Gooch
James F. Gooch
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, for the fiscal quarter ended June 30, 2000, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.3	RadioShack Corporation Bylaws, amended and restated as of September 29, 2005 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 30, 2005, and incorporated herein by reference).

10.1	Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.2	Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.3	Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.4	Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.5	Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.6	Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.7	Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.8*	Employment Offer Letter to James F. Gooch from RadioShack Corporation, dated July 27, 2006.

10.9*	RadioShack Corporation Officers’ Severance Program.

10.10*	RadioShack Amended and Restated Termination Protection Plan (Level I).

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

*	Filed with this report
**	These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.