Form 10-K
period 2006-12-31
RADIOSHACK CORP
filed 2007-02-27
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number 1-5571
________________________

RADIOSHACK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1047710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mail Stop CF3-201, 300 RadioShack Circle, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (817) 415-3011
________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,894,525,234 based on the closing sale price as reported on the New York Stock Exchange.

As of February 16, 2007, there were 136,199,708 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain and non-RadioShack branded kiosk operations. Our strategy is to provide cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries.

Our day-to-day focus is concentrated in four major areas:

•	Provide our customers a positive in-store experience
•	Grow gross profit dollars by increasing the overall value of each ticket
•	Reduce costs continually throughout the organization
•	Allocate the dollars generated from operations appropriately, investing only in projects that have an adequate return or are operationally necessary

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K. For information regarding the net sales and operating revenues and operating income for each of our business segments for fiscal years ended December 31, 2006, 2005 and 2004, please see Note 27 - “Segment Reporting” in the Notes to Consolidated Financial Statements.

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2006, we operated 4,467 company-operated stores under the RadioShack brand, located throughout the United States, as well as in Puerto Rico, and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2006, we operated 772 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks in major shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets, their associated accessories, and DTH satellite systems. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations, described in more detail below.

Dealer Outlets: At December 31, 2006, we had a network of 1,587 RadioShack dealer outlets, including 36 located outside of North America and 14 in Canada. These outlets provide private label and third-party branded products and services to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at neighborhood RadioShack locations.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia, RCA/Thomson, and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2006, we had seven RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name-brand and private label products sold through our various sales channels.

International Operations: At December 31, 2006, we had 9 company-operated stores located in major shopping malls and strip centers and 14 dealer outlets in Canada. As of January 31, 2007, we had closed all of our locations in Canada. Additionally, as of December 31, 2006, there were 146 RadioShack-branded stores and 25 dealers in Mexico. These RadioShack-branded stores and dealer outlets are overseen by a joint venture in which we are a minority owner with Grupo Gigante, S.A. de C.V. Our revenues from foreign customers are not material, and we do not have a material amount of long-lived assets located outside of the United States. We do not consolidate the operations of the Mexican joint venture in our consolidated financial statements.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2006, we had six distribution centers shipping over one million cartons each month, on average, to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our branded and private label business.

RadioShack Customer Support - Using state-of-the-art telephone systems, Web self-help guides and data networks, RadioShack Customer Support responds to more than 1.3 million phone calls and e-mails annually. The responses include answers to customers’ unique requests for hard-to-find parts, batteries and accessories; customer service inquiries; and direct sales requests related to our retail stores. Additionally, in 2006, we outsourced calls regarding our service plans and direct sales requests related to our Web site.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,600 employees as of December 31, 2006. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows are greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Flow and Liquidity” under MD&A. Also, refer to Note 26 - “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for our quarterly data, which shows seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would have a material adverse impact on our business. Our private label manufactured products are sold primarily under the RadioShack trademark and under the Accurian or Gigaware trademark. We also own various patents and patent applications relating to consumer electronic products.

We do not own any material patents or trademarks associated with our kiosk operations.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw materials or any single private label product to have a material impact on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint Nextel, AT&T, Apple Computer, EchoStar Satellite Corporation (DISH Network), Hewlett-Packard Company and Sirius Satellite Radio. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues until new relationships are formed. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis where demand has exceeded supply.

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

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including consumer electronics retailers such as Circuit City and Best Buy. Department and specialty retail stores, such as Sears and The Home Depot, compete on a more select product category scale. AT&T, Sprint Nextel, and other wireless providers compete directly with us in the wireless telephone category through their own retail and online presence. Mass merchandisers such as Wal-Mart and Target, and other alternative channels of distribution such as mail order and e-commerce retailers, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

Management believes we have two primary factors differentiating us from our competition. First, we have an extensive physical retail presence with convenient locations throughout the United States. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers’ routine electronics needs and distinct electronics wants, assisting with the selection of appropriate products and accessories and, when applicable, assisting customers with service activation.

While we believe we have an effective business strategy, we cannot give assurance that we will continue to compete successfully in the future, given the highly competitive nature of the consumer electronics retail business. Also, in light of the ever-changing nature of the consumer electronics retail industry, we would be adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time. Furthermore, our business would be adversely affected if we failed to offer value-added solutions or if our competitors were to enhance their ability to provide these value-added solutions.

EMPLOYEES
As of December 31, 2006, we had approximately 40,000 employees, including temporary seasonal employees. Approximately 3,000 temporary employees, hired for the holiday selling season, remained at year end. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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
Washington, D.C. 20549-0213

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
Securities and Exchange Commission
100 F Street, N.E.
Washington, D.C. 20549-0213

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our Internet Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our corporate Web site:

http://www.radioshackcorporation.com

ITEM 1A. RISK FACTORS.

One should carefully consider the following risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. There may be additional risks that are not presently material or known, and the following list should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us.

We may be unable to successfully execute our strategy to provide cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers.

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of any of the following events could have a material adverse effect on our business:

•	Our inability to keep our extensive store distribution system updated and conveniently located near our target customers
•	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products
•	Our inability to recognize evolving consumer electronics trends and offer products that customers need and want

Our inability to increase or maintain profitability in both our wireless and non-wireless platforms could adversely affect our results.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing stores may also be affected by:

•	Our success in attracting customers into our stores
•	Our ability to choose the correct mix of products to sell
•	Our ability to keep stores stocked with merchandise customers will purchase
•	Our ability to maintain fully-staffed stores and trained employees

Any reductions or changes in the growth rate of the wireless industry or changes in the dynamics of the wireless communications industry could cause a material adverse effect on our gross profits and financial results.

Sales of wireless handsets and the related commissions and residual income constitute approximately one-third of our total revenue. Consequently, changes in the wireless industry, such as the ones discussed below, could have a material adverse effect on our results of operations and financial condition.

Lack of growth in the overall wireless industry tends to have a corresponding effect on our wireless sales. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset technologies, the absence of these new technologies, or the lack of consumer interest in adopting these new technologies, could lead to slower growth or a decline in wireless industry profitability, as well as in our overall profitability.

Another change in the wireless industry that could materially and adversely affect our profitability is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength, particularly competition from wireless carriers’ retail stores, and could, therefore, adversely affect our business as competitive levels increase.

We may not be able to maintain our historical gross margin levels.

Historically, we have maintained gross margin levels ranging from 47% to 50%. We may not be able to maintain these margin levels in the future due to various factors, including increased higher sales of lower margin products such as personal electronics products and third-party branded products. If sales of these lower margin items continue to increase and replace sales of higher margin items, our gross margin and overall gross profit levels will be adversely affected.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our financial results.

In the retail consumer electronics marketplace, the level of competition is intense. We compete primarily with traditional consumer electronics retail stores and, to a lesser extent, with alternative channels of distribution such as e-commerce, telephone shopping services and mail order. We also compete with wireless carriers’ retail presence, as discussed above. Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers, attracting new customers and maintaining our profit margins.

In addition, some of our competitors may use strategies such as lower pricing, wider selection of products, larger store size, higher advertising intensity, improved store design, and more efficient sales methods. While we attempt to differentiate ourselves from our competitors by focusing on the electronics specialty retail market, our business model may not enable us to compete successfully against existing and future competitors.

Adverse changes in national or regional U.S. economic conditions could negatively affect our financial results.

Adverse economic changes could have a significant negative impact on U.S. consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could directly affect our overall sales. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth and unemployment rates may impact the volume of customer traffic and level of sales in our locations. Negative trends of any of these economic conditions, whether national or regional in nature, could adversely affect our financial results, including our net sales and profitability.

Our inability to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, could adversely affect our financial results.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors beyond our control. These factors, including technology advancements, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess appropriate product life cycles or end-of-life products, leaving us with excess inventory. To reduce these inventory levels, we may be required to lower our prices, adversely impacting our margin levels and our financial results.

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

Our inability to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our operating strategies could cause our operating results to suffer.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals could continue to result in high employee turnover at our stores and in our company overall, which could have a material adverse effect on our business and financial results. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, proposed changes in the federal minimum wage may adversely affect our compensation expense.

Our inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market could impact our ability to increase or maintain our sales and profitability. Additionally, the absence of new services or products and product features in the merchandise categories we sell could adversely affect our sales and profitability.

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products and technologies. If we fail to identify these new products and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our sales and gross margins could be adversely affected. Furthermore, it is possible that these new products or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales and profitability. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also impact our ability to increase or maintain our sales and profitability.

Failure to enter into, maintain and renew profitable relationships with providers of third-party branded products could adversely affect our sales and gross margins.

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

If severe weather or a catastrophic natural event, such as a hurricane or earthquake, occurs in a particular region and damages or destroys a significant number of our stores in that area, our overall sales would be reduced accordingly. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales would also be adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse impact to our sales and gross profit could be even greater than at other times during the year because we generate a significant portion of our sales and gross profit during this period.

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

We are subject to various federal, state, and local laws and regulations including, but not limited to, the Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor, the Occupational Safety and Health Administration, and the Environmental Protection Agency. Failure to properly adhere to these and other applicable laws and regulations could result in the imposition of penalties or adverse legal judgments and could adversely affect our business and our results of operations. Similarly, the cost of complying with newly-implemented laws and regulations could adversely affect our business and our results of operations.

Any potential tariffs imposed on products that we import from China, as well as any significant strengthening of China’s currency against the U.S. dollar, could reduce our gross margins and our overall profitability.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) or the continued strengthening of the Chinese currency against the U.S. dollar could increase the cost of items we purchase, which in turn could have a material adverse effect on our gross margins.

Failure to protect the integrity and security of our customers’ information could expose us to litigation, as well as materially damage our standing with our customers.

Increasing costs associated with information security, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could increase the costs we incur to protect against such security breaches.

Any terrorist activities in the U.S., as well as the international war on terror, could adversely affect our results of operations.

A terrorist attack or series of attacks on the United States could have a significant adverse impact on the United States’ economy. This downturn in the economy could, in turn, have a material adverse effect on our results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we currently cannot predict.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further on the referenced pages:

                  Page
Property, Plant and Equipment....................... 62
Commitments and Contingent Liabilities.......... 70

We lease, rather than own, virtually all of our retail facilities. Our stores are located in major shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease one distribution center in the United States and five administrative offices and one manufacturing plant in China. We own the property on which the other five distribution centers and two manufacturing facilities are located within the United States. We sold and leased back the buildings and certain of the property at our corporate headquarters located in downtown Fort Worth, Texas. In connection with this transaction, we entered into a 20-year lease agreement, with four five-year options to renew.

RETAIL OUTLETS
The table below shows our retail locations at December 31, 2006, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	Average Store Size (Sq. Ft.)	At December 31,
		2006	2005	2004
RadioShack company-operated stores (1)	2,496	4,467	4,972	5,046
Kiosks (2)	101	772	777	599
Dealer and other outlets (3)	N/A	1,596	1,711	1,788
Total number of retail locations		6,835	7,460	7,433

(1)    In 2006 we closed 505 RadioShack company-operated stores, net of new store openings and relocations. This decline resulted primarily from the implementation of our turnaround program, which included the closure of 481 company-operated stores, as well as our decision not to renew leases on other locations that failed to meet our financial return goals. See “Turnaround Program Overview” included in MD&A below. In 2005, we closed a total of 74 RadioShack company-operated stores, net of new store openings and relocations, due to our decision not to renew leases on locations that failed to meet our financial return goals.
(2)   As of December 31, 2006, SAM’S CLUB had the unconditional right to assume the operation of up to 66 additional kiosk locations. They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us.
(3)   Dealer and other outlets included 9 company-operated stores and 14 dealer outlets in Canada at December 31, 2006. In 2005 and 2006, we closed 192 dealer outlets, net of new outlet openings or conversions to RadioShack company-operated stores. This decline was primarily due to the closure of smaller outlets that did not meet our financial return goals.

Real Estate Owned and Leased
	Approximate Square Footage At December 31,
	2006			2005
(In thousands)	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company- operated stores	18	11,134	11,152	18	12,395	12,413
Kiosks	--	78	78	--	70	70
Canadian company- operated stores	--	23	23	--	22	22

Support Operations
Manufacturing	134	320	454	196	208	404
Distribution centers and office space	2,229	1,750	3,979	2,538	1,984	4,522
	2,381	13,305	15,686	2,752	14,679	17,431

Below is a complete listing at December 31, 2006, of our top 40 dominant marketing areas for RadioShack company-operated stores, kiosks and dealers.

	Dominant Marketing Area	Company Stores, Kiosks and Dealers
1	New York City	386
2	Los Angeles	306
3	Chicago	169
4	Philadelphia	164
5	Fort Worth-Dallas	163
6	Washington, DC	139
7	Houston	131
8	Boston	129
9	San Francisco-Oakland-San Jose	126
10	Atlanta	115
11	Denver	101
12	Seattle-Tacoma	100
13	Phoenix	96
14	Cleveland	95
15	Minneapolis-St. Paul	94
16	Tampa-St. Petersburg	88
17	Miami-Ft. Lauderdale	87
18	Detroit	85
19	St. Louis	78
20	Orlando-Daytona Beach-Melbourne	77
21	Sacramento-Stockton-Modesto	73
22	Pittsburgh	71
23	Portland, Oregon	66
24	Salt Lake City	65
25	Indianapolis	64
26	Raleigh-Durham	61
27	Baltimore	59
28	Charlotte	55
29	Hartford-New Haven	55
30	Norfolk-Portsmouth-Newport News	55
31	Cincinnati	54
32	Greenville-Spartanburg-Asheville	51
33	Kansas City	51
34	Nashville	50
35	San Antonio	50
36	Milwaukee	49
37	San Diego	48
38	Albuquerque-Santa Fe	46
39	Columbus	44
40	Grand Rapids-Kalamazoo-Battle Creek	43
	TOTAL:	3,839

ITEM 3. LEGAL PROCEEDINGS.
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits. Of this amount, a charge of $8.5 million was recognized during the quarter ended June 30, 2006, with the balance recognized during the quarter ended September 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement is not approved, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list, as of February 16, 2007, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Age
Julian C. Day (1)	Chief Executive Officer and Chairman of the Board (July 2006)	54
James F. Gooch (2)	Executive Vice President and Chief Financial Officer (August 2006)	39
David S. Goldberg (3)	Senior Vice President - General Counsel and Corporate Secretary (December 2005)	44
David P. Johnson (4)	Senior Vice President - Corporate Controller (May 2002)	54
Cara D. Kinzey (5)	Senior Vice President - Information Technology (March 2006)	40
Wesley V. Lowzinski (6)	Senior Vice President - General Merchandise Manager (May 2006)	54
John G. Ripperton (7)	Senior Vice President - Supply Chain (August 2006)	53
Gary M. Stone (8)	Senior Vice President - Real Estate (November 2005)	58

There are no family relationships among the executive officers listed, and there are no undisclosed arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors to serve until their successors are appointed.

(1)
Mr. Day was appointed Chief Executive Officer and Chairman of the Board of RadioShack in July 2006. Prior to his appointment, Mr. Day was a private investor. Mr. Day became the President and Chief Operating Officer of Kmart Corporation (a mass merchandising company) in March 2002 and served as Chief Executive Officer of Kmart from January 2003 to October 2004. Following the merger of Kmart and Sears, Roebuck and Co. (a broadline retailer), Mr. Day served as a Director of Sears Holding Corporation (the parent company of Sears, Roebuck and Co. and Kmart Corporation) until April 2006. Mr. Day joined Sears as Executive Vice President and Chief Financial Officer in 1999, and was promoted to Chief Operating Officer and a member of the Office of the Chief Executive, where he served until 2002.

(2)
Mr. Gooch was appointed Executive Vice President and Chief Financial Officer in August 2006. Previously, Mr. Gooch served as Executive Vice President - Chief Financial Officer of Entertainment Publications (a company of InterActiveCorp) (a merchant promotions and consumer savings company) from May 2005 to August 2006. From 1996 to May 2005, Mr. Gooch served in various positions at Kmart Corporation (a mass merchandising company), including Vice President, Controller, Vice President, Treasurer and Vice President, Corporate Financial Planning and Analysis.

(3)
Mr. Goldberg has served as Senior Vice President, General Counsel and Corporate Secretary since December 2005. Previously, Mr. Goldberg served as Vice President - Law, Corporate Secretary and Acting General Counsel from May 2005 to December 2005, as Vice President - Law from December 2000 to December 2003, and as Assistant Corporate Secretary from December 2003 to May 2005.

(4)
Mr. Johnson has served as Senior Vice President - Corporate Controller since May 2006. Previously, Mr. Johnson served as Senior Vice President - Chief Accounting Officer from April 2005 to May 2006 and as Senior Vice President and Controller of RadioShack Corporation from May 2002 to April 2005. Mr. Johnson also served as Acting Chief Financial Officer from July 2004 through April 2005.

(5)
Ms. Kinzey has served as Senior Vice President - Information Technology since March 2006. Before joining RadioShack, Ms. Kinzey served as Vice President - Membership, Member Services and Credit from July 2003 to March 2006 for SAM’S CLUB (a warehouse club) and as Vice President - HR/Finance/Corporate Systems from 2002 to 2003 and Vice President of Store Systems from 2001 to 2002 for Wal-Mart Stores, Inc. (a discount retailer).

(6)
Mr. Lowzinski has served as Senior Vice President - General Merchandise Manager since May 2006. Mr. Lowzinski served as Division Vice President - Division Merchandising Manager from December 2005 to May 2006. Prior to joining RadioShack, Mr. Lowzinski was Global Product Merchant for The Home Depot, Inc. (a home improvement retailer) from 2004 to December 2005, and was a Senior Buyer: Audio for Circuit City Stores, Inc. (a consumer electronics retailer) from 1998 to 2004.

(7)	Mr. Ripperton has served as Senior Vice President - Supply Chain since August 2006. Previously, Mr. Ripperton served as Vice President - Distribution from 2002 to August 2006.

(8)	Mr. Stone has served as Senior Vice President - Real Estate since November 2005. From 2002 to November 2005, Mr. Stone was a consultant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2006.

			Dividends
Quarter Ended	High	Low	Declared
December 31, 2006	$20.40	$16.49	$0.25
September 30, 2006	19.71	13.76	--
June 30, 2006	18.83	14.00	--
March 31, 2006	22.90	18.74	--

December 31, 2005	$25.00	$20.55	$--
September 30, 2005	27.24	22.81	0.25
June 30, 2005	26.43	23.11	--
March 31, 2005	34.48	23.75	--

HOLDERS OF RECORD
At February 16, 2007, there were 21,316 holders of record of our common stock.

DIVIDENDS
The Finance and Strategic Transactions Committee of the Board of Directors annually reviews our dividend policy. On November 6, 2006, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 20, 2006, to stockholders of record on December 1, 2006.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2006	---	$	---	---	$209,909,275
November 1 - 30, 2006	---	$	---	---	$209,909,275
December 1 - 31, 2006	---	$	---	---	$209,909,275
Total	---	$	---	---

(1)    The total number of shares purchased would include all repurchases made during the periods indicated. In October, November and December of 2006, however, no shares were repurchased through a publicly announced plan or program in open-market transactions.
(2)   These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. As of February 16, 2007, management had not determined if share repurchases under the $250 million program should be resumed.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2006	2005	2004	2003	2002
Statements of Income Data
Net sales and operating revenues	$4,777.5	$5,081.7	$4,841.2	$4,649.3	$4,577.2
Operating income	$156.9	$349.9	$558.3	$483.7	$425.4
Net income	$73.4	$267.0	$337.2	$298.5	$263.4
Earnings per share:
Basic	$0.54	$1.80	$2.09	$1.78	$1.50
Diluted	$0.54	$1.79	$2.08	$1.77	$1.45
Shares used in computing earnings per share:
Basic	136.2	148.1	161.0	167.7	173.0
Diluted	136.2	148.8	162.5	168.9	179.3
Gross profit as a percent of sales	46.7%	46.7%	50.3%	49.8%	48.9%
SG&A expense as a percent of sales	39.8%	37.4%	36.7%	37.4%	37.8%
Operating income as a percent of sales	3.3%	6.9%	11.5%	10.4%	9.3%
Balance Sheet Data
Inventories, net	$752.1	$964.9	$1,003.7	$766.5	$971.2
Total assets	$2,070.0	$2,205.1	$2,516.7	$2,243.9	$2,227.9
Working capital	$615.4	$641.0	$817.7	$808.5	$878.7
Capital structure:
Current debt	$194.9	$40.9	$55.6	$77.4	$36.0
Long-term debt	$345.8	$494.9	$506.9	$541.3	$591.3
Total debt	$540.7	$535.8	$562.5	$618.7	$627.3
Total debt, net of cash and cash equivalents	$68.7	$311.8	$124.6	$(16.0)	$180.8
Stockholders' equity	$653.8	$588.8	$922.1	$769.3	$728.1
Total capitalization (1)	$1,194.5	$1,124.6	$1,484.6	$1,388.0	$1,355.4
Long-term debt as a % of total capitalization (1)	29.0%	44.0%	34.1%	39.0%	43.6%
Total debt as a % of total capitalization (1)	45.3%	47.6%	37.9%	44.6%	46.3%
Book value per share at year end	$4.81	$4.36	$5.83	$4.73	$4.24
Financial Ratios
Return on average stockholders' equity	11.8%	35.3%	39.9%	39.9%	35.0%
Return on average assets	3.4%	11.3%	14.2%	13.4%	11.8%
Annual inventory turnover	2.9	2.7	2.6	2.8	2.4
Other Data
EBITDA (2)	$285.1	$473.7	$659.7	$575.7	$520.1
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.22
Capital expenditures	$91.0	$170.7	$229.4	$189.6	$106.8
Number of retail locations at year end	6,835	7,460	7,433	7,051	7,213
Average square footage per RadioShack company-operated store	2,496	2,489	2,529	2,450	2,400
Comparable store sales (decrease) increase	(5.6%)	0.9%	3.2%	2.4%	(1.1%)
Shares outstanding	135.8	135.0	158.2	162.5	171.7

This table should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes.

(1)   Capitalization is defined as total debt plus total stockholders' equity.
(2)   EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

The following table is a reconciliation of EBITDA to net income.

	Year Ended December 31,
(In millions)	2006	2005	2004	2003	2002
Reconciliation of EBITDA to Net Income
EBITDA	$285.1	$473.7	$659.7	$575.7	$520.1

Interest expense, net of interest income	(36.9)	(38.6)	(18.2)	(22.9)	(34.4)
Provision for income taxes	(38.0)	(51.6)	(204.9)	(174.3)	(161.5)
Depreciation and amortization	(128.2)	(123.8)	(101.4)	(92.0)	(94.7)
Other (loss) income, net	(8.6)	10.2	2.0	12.0	33.9
Cumulative effect of change in accounting principle, net of $1.8 million tax benefit in 2005	--	(2.9)	--	--	--
Net income	$73.4	$267.0	$337.2	$298.5	$263.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (“MD&A”).

This MD&A section discusses our results of operations, liquidity and financial condition, risk management practices, critical accounting policies, and estimates and certain factors that may affect our future results, including economic and industry-wide factors. Our MD&A should be read in conjunction with our consolidated financial statements and accompanying notes, included in this Annual Report on Form 10-K, as well as the Risk Factors set forth in Item 1A above.

OVERVIEW
RadioShack is primarily a specialty retailer of consumer electronics products and services. We seek to differentiate ourselves from our various competitors by providing cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers. This strategy allows us to take advantage of the unique opportunities provided by our extensive retail presence, knowledgeable sales staff, and relationships with reputable vendors.

Overall, our day-to-day focus is concentrated in four major areas:

•	Provide our customers a positive in-store experience
•	Grow gross profit dollars by increasing the overall value of each ticket
•	Reduce costs continually throughout the organization
•	Allocate the dollars generated from operations appropriately, investing only in projects that have an adequate return or are operationally necessary

TURNAROUND PROGRAM REVIEW
Due to negative trends that developed in our business during calendar year 2005, we announced a turnaround program on February 17, 2006, that contained four key components:

•	Update our inventory
•	Focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and aggressively relocate other RadioShack company-operated stores
•	Consolidate our distribution centers
•	Reduce our overhead costs

Through December 31, 2006, we conducted a liquidation of certain inventory during the summer and fall of 2006 and replaced underperforming merchandise with new faster-moving merchandise. During the summer of 2006, we also focused on our top-performing stores and completed the closure of 481 underperforming stores, reducing the number of retail employees in connection with these closures. Additionally, we consolidated our distribution centers in the fall of 2006. Management has also reduced our cost structure, including our advertising spend rate and our workforce within our corporate headquarters. A number of other cost reductions have also been implemented. As of December 31, 2006, we considered our turnaround program to be substantially complete.

See “Financial Impact of Turnaround Program” below for a discussion of the financial impact of our turnaround program.

KEY INDICATORS OF FINANCIAL PERFORMANCE FOR MANAGEMENT
We use several key financial performance metrics, including metrics related to net sales and operating revenues, gross profit and gross margin, and operating income.

Net Sales and Operating Revenues Metrics

As a retailer, we consider profitable growth in revenue to be one of the key indicators of our overall financial performance. We examine our revenue by using several key metrics, including overall change in net sales and operating revenues and in comparable store sales performance, as well as the related gross profit derived from these sales.

The change in net sales and operating revenue, coupled with the review of gross profit dollars, provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has more than 12 full months of recorded sales.

The table below summarizes these revenue metrics for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Consolidated net sales and operating revenues (decline) growth	(6.0%)	5.0%	4.1%
Comparable store sales (decrease) increase	(5.6%)	0.9%	3.2%

Consolidated net sales and operating revenues as well as comparable store sales declined in 2006, due in part to a sales decrease within our RadioShack company-operated stores segment’s wireless and modern home platforms. Additionally, these decreases were partially attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our revenue by approximately $138.6 million for the year ended December 31, 2006, as compared to the corresponding prior year period. This change had no impact on our gross profit or operating income. Consolidated net sales and operating revenues were also impacted by the 481 company-operated stores closed in connection with our turnaround plan.

Gross Profit and Gross Margin Metrics

We view gross profit dollars and gross margin as key metrics of our financial performance, as they indicate the extent to which we are able to manage our product costs and sales volume.

The table below summarizes gross profit and gross margin for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Gross profit	$2,233.1	$2,375.4	$2,434.5
Gross margin	46.7%	46.7%	50.3%

Operating Income Metrics

Operating income from our two reportable segments, as well as the other and unallocated categories, is as follows:

	Year Ended December 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores (1)	$525.8	$697.6	$873.5
Kiosks (2)	(25.1)	(12.4)	(5.8)
Other (3)	(1.1)	35.2	57.2
	499.6	720.4	924.9

Unallocated (4)	(342.7)	(370.5)	(366.6)
Operating income	$156.9	$349.9	$558.3

(1)    Included in the RadioShack company-operated stores segment is a charge of $10.2 million for property, plant and equipment impairment for the year ended December 31, 2006.
(2)    Included in the kiosks segment are impairment charges of $18.6 million to goodwill, $10.7 million to an intangible asset, and $1.8 million to property, plant and equipment for the year ended December 31, 2006.
(3)    The decline in the other category for the year ended December 31, 2006, was primarily driven by a decline in our service centers operating income. Additionally, this category includes charges of $1.8 million and $1.2 million for impairment of property, plant and equipment and for goodwill, respectively, for the year ended December 31, 2006, which contributed to the decline.
(4)    Included in the unallocated category are overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as payroll and benefits, as well as advertising, insurance, distribution and information technology costs.

For more information regarding our operating segments, see Note 27 - “Segment Reporting” in our Notes to Consolidated Financial Statements.

RETAIL OUTLETS
The table below shows our retail locations at December 31, 2006, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	Average Store Size (Sq. Ft.)	At December 31,
		2006	2005	2004
RadioShack company-operated stores (1)	2,496	4,467	4,972	5,046
Kiosks (2)	101	772	777	599
Dealer and other outlets (3)	N/A	1,596	1,711	1,788
Total number of retail locations		6,835	7,460	7,433

(1)   In 2006 we closed 505 RadioShack company-operated stores, net of new store openings and relocations. This decline resulted primarily from the implementation of our turnaround program, which included the closure of 481 company-operated stores, as well as our decision not to renew leases on other locations that failed to meet our financial return goals. See “Turnaround Program Overview” included in MD&A below. In 2005, we closed a total of 74 RadioShack company-operated stores, net of new store openings and relocations, due to our decision not to renew leases on locations that failed to meet our financial return goals.
(2)    As of December 31, 2006, SAM’S CLUB had the unconditional right to assume the operation of up to 66 additional kiosk locations. They assumed operation of 23 kiosk locations during the first quarter of 2005 and 21 in the fourth quarter of 2005 that were previously operated by us.
(3)   Dealer and other outlets included 9 company-operated stores and 14 dealer outlets in Canada at December 31, 2006. In 2005 and 2006, we closed 192 dealer outlets, net of new outlet openings or conversions to RadioShack company-operated stores. This decline was primarily due to the closure of smaller outlets that did not meet our financial return goals.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Sales decreased 6.0% to $4,777.5 million in 2006 from $5,081.7 million in 2005. We also had a 5.6% decrease in comparable store sales. These changes were primarily the result of a 58% decrease in our service platform sales due primarily to the manner in which we began recognizing sales of prepaid wireless airtime in 2006 and a 5% decrease in our wireless platform sales. In addition, all platforms were affected by the decline in the number of RadioShack company-operated stores as a result of our turnaround program.

Consolidated net sales and operating revenues for our two reportable segments and service centers and other sales are as follows:
	Year Ended December 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$4,079.8	$4,480.8	$4,472.4
Kiosks	340.5	262.7	56.4
Other sales	357.2	338.2	312.4
Consolidated net sales and operating revenues	$4,777.5	$5,081.7	$4,841.2

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2006		2005		2004
Wireless	$1,655.0	34.6%	$1,746.0	34.3%	$1,636.2	33.8%
Accessory	1,087.7	22.8	1,040.2	20.5	1,014.1	20.9
Personal electronics	751.8	15.7	746.5	14.7	653.4	13.5
Modern home	612.0	12.8	672.6	13.2	695.4	14.4
Power	271.4	5.7	302.4	6.0	312.0	6.4
Technical	198.5	4.2	205.2	4.0	204.2	4.2
Service	109.6	2.3	258.1	5.1	210.7	4.4
Service centers and other sales (1)	91.5	1.9	110.7	2.2	115.2	2.4
Consolidated net sales and operating revenues	$4,777.5	100.0%	$5,081.7	100.0%	$4,841.2	100.0%

(1)
   Service centers and other sales include outside sales from our service centers, in addition to RadioShack company-operated store repair revenue and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

2006 COMPARED WITH 2005

RadioShack Company-Operated Stores

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2006		2005		2004
Wireless	$1,288.0	31.6%	$1,453.3	32.4%	$1,553.9	34.7%
Accessory	1,006.6	24.7	976.8	21.8	964.5	21.6
Personal electronics	683.2	16.7	680.1	15.2	596.6	13.3
Modern home	539.5	13.2	602.4	13.4	627.5	14.0
Power	258.1	6.3	289.1	6.5	298.6	6.7
Technical	184.6	4.5	192.1	4.3	191.7	4.3
Service	105.4	2.6	251.1	5.6	200.7	4.5
Other revenue	14.4	0.4	35.9	0.8	38.9	0.9
Net sales and operating revenues	$4,079.8	100.0%	$4,480.8	100.0%	$4,472.4	100.0%

All sales in the platforms shown above were impacted by the closure of the RadioShack company-operated stores related to our turnaround program.

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners, GPS units and two-way radios) decreased in dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These decreases were primarily driven by a decline in unit sales of wireless handsets. Factors contributing to this sales decline included an unfavorable mix shift to prepaid handsets from postpaid, a sluggish wireless industry environment, a sharp unit sales decline in the northeastern United States, and fewer RadioShack stores. These decreases were partially offset by the introduction of various GPS products.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) increased in dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These increases were primarily the result of higher sales of digital music accessories associated with higher sales of digital music players included in our personal electronics platform, in addition to higher Bluetooth wireless accessories and flash memory sales. These increases were partially offset by a decline in home entertainment accessory sales.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, digital music players and satellite radios) increased in both dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These sales increases were driven primarily by increased sales of digital music players, offset by decreases in most of the remaining personal electronics categories.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased in both dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These decreases were primarily due to lower sales of telephones, home computers, and DVD players, which were partially offset by increased sales of flat panel televisions.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased in both dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These sales decreases were due primarily to a decrease in sales of both general and special purpose batteries caused by factors such as reduced sales of products requiring batteries and customer tendencies to simply replace older cordless phones rather than replacing their batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased in dollars, but increased slightly as a percentage of net sales and operating revenues in 2006, compared to 2005. The dollar decrease was primarily the result of a decrease in sales of specialty tools.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) decreased in dollars and as a percentage of net sales and operating revenues in 2006, compared to 2005. These decreases were primarily attributable to a change in the manner in which we recognize income associated with sales of prepaid wireless airtime. Beginning in 2006, principally as a result of changes in our agreements with wireless carriers, we no longer record the full value of airtime purchased by customers, but rather record only our markup on the sale as revenue. This change reduced our total company-operated stores revenue by approximately $134.6 million for 2006, as compared to the corresponding prior year period, but had no impact on our gross profit or operating income.

Other revenue (includes RadioShack company-operated store repair revenue and other revenue) decreased slightly in both dollars and as a percentage of net sales and operating revenues.

Kiosks

Kiosk sales increased $77.8 million for the year ended December 31, 2006, when compared to the prior year period. This increase was primarily the result of an increase in the number of Sprint kiosks in late 2005 that operated for all of 2006. Kiosk sales consist primarily of wireless platform sales and related accessory platform sales.

Other Sales

Other sales include sales to our independent dealers, outside sales from our service centers, sales generated by our www.radioshack.com Web site, sales in our nine now closed Canadian company-operated stores, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing facilities. These sales were up $19.0 million for 2006, or an increase of 5.6%, when compared to 2005. These sales increases were primarily due to an increase in sales to our network of independent dealers and an increase in Web site sales. These increases were partially offset by the negative impact of five service centers, which we sold or closed in 2006.

GROSS PROFIT

Consolidated gross profit for 2006 was $2,233.1 million or 46.7% of net sales and operating revenues, compared with $2,375.4 million or 46.7% of net sales and operating revenues in 2005, resulting in a 6.0% decrease in gross profit. The decrease in gross profit dollars was primarily the result of a decrease in net sales and operating revenues; the impact of inventory liquidation related to the store closures involved in the turnaround program; a mix change toward lower gross margin products, including higher relative sales of digital music players and lower margin accessories; and more aggressive promotional activity. The gross margin rate was positively affected by the change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSE

Our consolidated SG&A expense increased slightly in dollars and increased as a percent of net sales and operating revenues to 39.8% for the year ended December 31, 2006, from 37.4% for the year ended December 31, 2005. The dollar increase for 2006 was primarily due to an increase in payroll and commissions, plus rent expense; this increase was substantially offset by a decrease in advertising expense. However, headcount reductions from store closures, service center closures and corporate headquarters reductions helped lower compensation expense (excluding the severance charges) in the third and fourth quarters of 2006. We expect SG&A to be lower in 2007 when compared to 2006, due to an ongoing scrutiny of costs, the impact of store closures and cost reductions commencing in the second half of 2006.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2006		2005		2004
(In millions)	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues
Payroll and commissions	$856.8	17.9%	$826.4	16.3%	$769.3	15.9%
Rent	315.1	6.6	295.5	5.7	259.4	5.4
Advertising	216.3	4.5	263.1	5.2	271.5	5.6
Other taxes (excludes income taxes)	127.5	2.7	126.5	2.5	105.9	2.2
Utilities and telephone	68.4	1.4	72.4	1.4	72.9	1.5
Insurance	66.2	1.4	66.7	1.3	80.8	1.7
Professional fees	52.2	1.1	46.3	0.9	29.0	0.6
Credit card fees	40.1	0.8	40.4	0.8	37.7	0.8
Licenses	15.0	0.3	15.1	0.3	12.3	0.3
Repairs and maintenance	13.4	0.3	13.1	0.3	12.4	0.3
Recruiting, training & employee relations	12.5	0.3	14.7	0.3	11.5	0.2
Stock purchase and savings plans	12.4	0.3	17.4	0.3	20.2	0.3
Printing, postage and office supplies	12.1	0.3	10.8	0.2	9.6	0.2
Travel	9.8	0.2	12.1	0.2	9.6	0.2
Warranty and product repair	7.2	0.2	12.0	0.2	17.9	0.3
Other	78.7	1.5	69.2	1.5	54.8	1.2

	$1,903.7	39.8%	$1,901.7	37.4%	$1,774.8	36.7%

Payroll and commissions expense increased in dollars and as a percentage of net sales and operating revenues. These increases were primarily the result of pay plan changes for RadioShack company-operated stores initiated in early 2006, severance related to our turnaround program, utilization of more labor hours in our company-operated stores during the first half of the year, and increased headcount in our kiosk operations. We also began the required expensing of stock options as of January 1, 2006, which increased compensation expense by $12.0 million, when compared to 2005.

Rent expense increased in both dollars and as a percent of net sales and operating revenues. The rent increase was primarily driven by a full year of rental payments on our corporate campus, as well as the addition of kiosk locations, which was partially offset by store closures.

Advertising expense decreased in both dollars and as a percent of net sales and operating revenues. This decrease was primarily due to a change in our media strategy, as we changed the mix of media used in our advertising program from television to more radio and newspaper usage, as well as reduced sponsorship programs.

Professional fees increased in both dollars and as a percent of net sales and operating revenues. The increase relates to the defense costs for certain class action lawsuits, including $5.1 million of the $8.8 million discussed under Note 12 - "Litigation" to our Notes to Consolidated Financial Statements, as well as the cost of consultants engaged in various projects.

Other SG&A expense includes lease buyouts associated with the turnaround program for the year ended December 31, 2006.

DEPRECIATION AND AMORTIZATION

The table below gives a summary of our depreciation and amortization expense by segment.

	Year Ended December 31,
(In millions)	2006	2005	2004
RadioShack company-operated stores	$58.2	$52.0	$49.7
Kiosks	10.2	9.0	2.2
Other	2.3	6.6	2.8
Unallocated	57.5	56.2	46.7
Consolidated depreciation and amortization	$128.2	$123.8	$101.4

Due to the impairment of long-lived assets discussed below and the closing of 481 company-operated stores in 2006, we anticipate depreciation and amortization to be below the 2006 level.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. During the first half of 2006, we identified the stores for closure and subsequently performed the impairment test. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of some of the stores' long-lived assets to be held for use was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss related to our RadioShack company-operated store segment. By July 31, 2006, we had closed 481 specific stores under the turnaround program; there were no additional closures under this program for the remainder of the year.

Also, we purchased certain assets from Wireless Retail, Inc. during the fourth quarter of 2004 for $59.6 million, which resulted in the recognition of $18.6 million of goodwill and a $32.1 million intangible asset related to a five-year agreement with SAM'S CLUB to operate wireless kiosks in approximately 540 SAM'S CLUB locations nationwide. These assets relate to our kiosk segment. As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill associated with our kiosk operations, were impaired. We performed impairment tests on both the long-lived assets associated with our SAM'S CLUB agreement, including the intangible asset relating to the five-year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five-year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment. The remaining intangible balance will be amortized over the remaining life of the SAM'S CLUB agreement, which is scheduled to expire in September 2009. The balance at December 31, 2006, was $7.8 million.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM'S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test. We compared it with the carrying value of the reporting unit and determined that the goodwill was impaired. As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. This resulted in an $18.6 million impairment of goodwill, related to our kiosk segment.

Additionally, based on historical and expected cash flows for company-operated stores and kiosks, we recorded an impairment charge of $4.6 million related to property and equipment and an impairment charge of $1.2 million related to goodwill.

These impairment charges, aggregating $44.3 million, were recorded within impairment of long-lived assets and other charges in the accompanying 2006 Consolidated Statement of Income.

NET INTEREST EXPENSE

Consolidated interest expense, net of interest income, was $36.9 million for 2006 versus $38.6 million for 2005, a decrease of $1.7 million or 4%.

Interest expense decreased slightly to $44.3 million in 2006 from $44.5 million in 2005. This decrease in the interest expense during 2006 was attributable to lower average outstanding debt, which was partially offset by rising interest rates on our interest rate swap agreements.

Interest income increased 25% to $7.4 million in 2006 from $5.9 million in 2005. These changes were due to a higher average investment balance for 2006, as well as increases in investment rates.

We anticipate net interest expense for 2007 will be below the 2006 level, due to larger average cash balances when compared to the prior year.

OTHER (LOSS) INCOME

For the year ended December 31, 2006, we recognized a loss of $8.6 million in other (loss) income. This loss included $5.9 million relating to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, which was a result of the required “mark to market” accounting treatment of these warrants. The additional $2.7 million related to an other than temporary impairment of other investments.

During the first quarter of 2005, we sold all rights, title and interest to the “Tandy” name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income in 2005.

INCOME TAX PROVISION

Our provision for income taxes reflects an effective income tax rate of 34.1% for 2006 and 16.0% for 2005. The fluctuation in the effective tax rate during 2006 was due primarily to the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the second quarter of 2006, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to this charitable donation deduction is reflected in the effective tax rate for the second quarter. The lower effective tax rates in 2005 were principally due to a favorable non-cash income tax benefit of $56.5 million relating to the release of a tax contingency reserve upon the expiration of the associated statute of limitations. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter of 2005 because the statute of limitations governing these issues expired on September 30, 2005. We anticipate the effective tax rate will increase in 2007, primarily as a result of not repeating the 2006 donation activity previously discussed.

2005 COMPARED WITH 2004

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Sales increased 5.0% to $5,081.7 million in 2005 from $4,841.2 million in 2004. We had a 0.9% increase in comparable store sales. These increases were primarily the result of a 7% increase in our wireless platform sales and a 14% increase in our personal electronics platform sales. A net addition of 178 kiosk locations contributed to our overall sales increase. Kiosks were the primary driver of the wireless platform sales increase.

RadioShack Company-Operated Stores

Sales in our wireless platform decreased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These decreases were primarily driven by our announced wireless carrier transition and a significant decline in the growth rate of industry gross subscriber additions.

Sales in our accessory platform increased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These increases were primarily the result of higher sales of iGo power adapters, digital music accessories and media storage, which were partially offset by a decline in home entertainment and wireless accessory sales.

Sales in our personal electronics platform increased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These sales increases were driven primarily by increased sales of satellite radios (including income from Sirius warrants earned); digital music players; and digital imaging products.

Sales in our modern home platform decreased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These decreases were primarily due to sales decreases in DTH satellite systems, cordless telephones and desktop computers, which were partially offset by increased portable DVD player, video projector, and home network product sales.

Sales in our power platform decreased in both dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. The sales decrease was primarily due to a decrease in special purpose battery sales.

Sales in our service platform increased in dollars and as a percentage of net sales and operating revenues in 2005, compared to 2004. These increases were primarily due to an increase in sales of prepaid wireless airtime.

Sales in our technical platform increased slightly in dollars and remained the same as a percentage of net sales and operating revenues in 2005, compared to 2004. The dollar increase was primarily due to higher sales of tools and robotic kits.

Other revenue decreased slightly in both dollars and as a percentage of net sales and operating revenues.

Kiosks

Kiosk sales increased $206.3 million for the year ended December 31, 2005, when compared to the prior year period. This increase was the result of an increased number of kiosk locations over 2004.

Other Sales

Other sales were up $25.8 million for 2005, or an increase of 8.3%, when compared to 2004. This sales increase was primarily due to increased sales to dealers over 2004, in addition to e-commerce and service center sales increases.

GROSS PROFIT

Consolidated gross profit for 2005 was $2,375.4 million or 46.7% of net sales and operating revenues, compared with $2,434.5 million or 50.3% of net sales and operating revenues in 2004, resulting in a 2.4% decrease in gross profit and a 3.6 percentage point decrease in our gross profit percentage. These decreases were partially the result of write-downs in the second half of 2005 as a result of our inventory obsolescence reviews, in which we identified a significant amount of slow-moving inventory to remove from our assortment. A mix change toward our lower gross margin kiosk channel also contributed to the overall decrease in our gross margin rate. Additionally, our merchandise mix among platforms shifted due to significant growth in the sale of digital music players and digital imaging products, as well as prepaid airtime refills, within the lower gross margin personal electronics platform and the service platform, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our consolidated SG&A expense increased 7.2% in dollars and increased as a percent of net sales and operating revenues to 37.4% for the year ended December 31, 2005, from 36.7% for the year ended December 31, 2004. The dollar increase for 2005 was primarily due to an increase in payroll and commissions expense, plus rent expense.

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

DEPRECIATION AND AMORTIZATION

Consolidated depreciation and amortization expense increased $22.4 million to $123.8 million and increased to 2.4% of net sales and operating revenues, compared to 2.1% for 2004. The increase in depreciation was primarily attributable to our new corporate headquarters, increased spending for our store remodel program, information system projects, and the amortization of intangibles related to our SAM’S CLUB kiosk business.

NET INTEREST EXPENSE

Consolidated interest expense, net of interest income, was $38.6 million for 2005 versus $18.2 million for 2004, an increase of $20.4 million or 112%.

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

INCOME TAX PROVISION

Our income tax provision reflects an effective income tax rate of 16.0% for 2005 and 37.8% for 2004. The decrease in 2005 was primarily due to a favorable non-cash income tax benefit of $56.5 million related to the release of a tax contingency reserve. This reserve was related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter because the statute of limitations governing these issues expired on September 30, 2005.

The American Jobs Creation Act of 2004 ("the Act") provided a temporary elective incentive to repatriate foreign earnings by providing a deduction equal to 85% of the dividends received, which reduced the effective federal income tax rate on these earnings from 35% to 5.25%. We repatriated $49.4 million of foreign earnings during 2005. As we have not previously had any amounts reflected in our financial statements as earnings permanently invested outside the United States, a total tax benefit of $8.9 million was recognized in 2005 related to the repatriation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS No. 154, as applicable, at the beginning of fiscal year 2006, and its adoption had no effect on our financial condition or results of operations.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. We adopted SFAS No. 123R utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from the January 1, 2006, effective date. As required by SFAS No. 123R, we recognized the cost resulting from all share-based payment transactions, including shares issued under our stock option, stock deferral and stock purchase plans, in the financial statements. See Note 2 - “Summary of Significant Accounting Policies” in our Notes to Consolidated Financial Statements for further discussion on the impact of this adoption, as well as the valuation methodology and assumptions utilized.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (“SFAS No. 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted this statement effective January 1, 2006. The results of the adoption of this statement did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ended December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. See Note 22 - “Supplemental Executive Retirement Plan” for further discussion on the impact of adopting SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption will be recorded as an adjustment to retained earnings as of the beginning of the adoption period. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 as of January 1, 2007. Based on our current evaluation, we do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. Our policy is to exclude all such taxes from revenue on a net reporting basis.

CASH FLOW AND LIQUIDITY
A summary of cash flows from operating, investing and financing activities is outlined in the table below.

	Year Ended December 31,
(In millions)	2006	2005	2004
Operating activities	$314.8	$362.9	$352.5
Investing activities	(79.3)	39.3	(290.2)
Financing activities	12.5	(616.1)	(259.1)

Cash Flow - Operating Activities

Cash provided by operating activities in 2006 was $314.8 million, compared to $362.9 million and $352.5 million in 2005 and 2004, respectively. Cash provided by net income plus non-cash adjustments to net income was $230.7 million in 2006 compared to $318.7 million in 2005. The 2006 reduction was due to a decline in operating income in 2006, compared to the prior year. Cash provided by working capital components was $84.1 million and $44.2 million for years ended December 31, 2006 and 2005, respectively. This increase in cash provided by working capital components, as compared to the prior year, was primarily the result of decreases in inventory, accounts receivable, and accounts payable, net of increases in accrued expenses and income taxes.

Cash Flow - Investing Activities

Cash used in investing activities was $79.3 million and $290.2 million in 2006 and 2004, respectively, while $39.3 million in cash was provided in 2005. We received $220.4 million in net proceeds from the sale and leaseback of our corporate campus during the fourth quarter of 2005. Capital expenditures for these periods related primarily to retail stores and information systems projects. Additionally, 2004 included capital expenditures related to our new corporate campus. We anticipate that our capital expenditure requirements for 2007 will range from $60 million to $80 million. RadioShack company-operated store remodels and relocations and updated information systems will account for the majority of our anticipated 2007 capital expenditures. As of December 31, 2006, we had $472.0 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs.

Cash Flow - Financing Activities

Cash provided by financing activities was $12.5 million in 2006, compared to a cash usage of $616.1 million and $259.1 million in 2005 and 2004, respectively. We did not repurchase any shares of our common stock during 2006, while we used $625.8 million to repurchase shares of our common stock in 2005 and $251.1 million in 2004. The 2005 repurchases include our overnight share repurchase program (“OSR”). See “Share Repurchases” below for a discussion of share repurchase programs and employee stock programs, as well as the OSR. The 2005 and 2004 stock repurchases were partially funded by $47.5 million and $85.8 million, respectively, received from the sale of treasury stock to employee benefit plans and from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations.

Additionally, our net borrowings increased $34.2 million in 2006, compared to a decrease of $4.1 million and $54.1 million in 2005 and 2004, respectively. Dividends paid in 2006, 2005 and 2004 were $33.9 million, $33.7 million and $39.7 million, respectively. The decrease in dividends paid from 2004 to 2005, was affected by the 2005 share repurchases, resulting in fewer shares outstanding.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $189.9 million in 2006, $158.5 million in 2005 and $83.4 million in 2004. The consecutive increases in free cash flow over the last three years were the result of a decrease in cash used by working capital components, primarily inventory, as well as a decrease in capital expenditures relating to the construction of our new corporate campus.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $314.8 million in 2006, $362.9 million in 2005 and $352.5 million in 2004. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2006	2005	2004
Net cash provided by operating activities	$314.8	$362.9	$352.5
Less:
Additions to property, plant and equipment	91.0	170.7	229.4
Dividends paid	33.9	33.7	39.7

Free cash flow	$189.9	$158.5	$83.4

CAPITAL STRUCTURE AND FINANCIAL CONDITION

We consider our capital structure and financial condition to be sound. We had $472.0 million in cash and cash equivalents at December 31, 2006, as a resource for our funding needs. Additionally, we have available to us $625 million of bank credit facilities. As of December 31, 2006, we had no borrowings under these credit facilities. For a discussion of the expected effect of our turnaround program on capital structure and financial condition, see “Financial Impact of Turnaround Program” below.

Debt Obligations

Debt Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of February 16, 2007.

Standard
Category	and Poor’s	Moody's	Fitch
Senior unsecured debt	BB	Baa3	BB+
Outlook	Negative	Negative	Negative
Commercial paper	B-1	P-3	B

On February 23, 2006, Fitch changed its long-term rating outlook to negative. In addition, on February 22, 2006, Moody’s placed our ratings under review for a possible downgrade. Both of these actions followed our announcement of calendar 2005 earnings, our turnaround program, and other factors. Moody’s concluded its review of our ratings on March 14, 2006, and reaffirmed our existing short-term rating of P-2, but lowered our long-term rating to Baa2 with a negative outlook. On April 21, 2006, Standard and Poor’s (“S&P”) changed our long-term rating to BBB- with a stable outlook and changed our short-term rating to A-3. On July 24, 2006, S&P lowered our outlook to negative after the release of our second quarter earnings on July 21, 2006. On August 22, 2006, Fitch changed our long-term rating to BB+ with a stable outlook and changed our short-term rating to B. Shortly after we released our results and filed our Form 10-Q for the period ended September 30, 2006, S&P and Moody’s reduced our ratings to their respective current ratings. Additionally, Fitch changed our outlook from neutral to its current negative level. Factors that could impact our future credit ratings include the effect of our turnaround program, free cash flow, cash levels, changes in our operating performance, the adoption of a more aggressive financial strategy, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to debt capital markets, vendor financing terms and future new store occupancy costs.

Our senior unsecured debt primarily consists of two issuances of 10-year long-term notes and an issuance of medium-term notes.

Long-Term Notes: We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contain certain non-financial covenants and are due September 1, 2007. Currently, we anticipate paying these obligations from cash generated during the year and existing cash balances.

On May 11, 2001, we issued $350.0 million of 10-year 7.375% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other non-current liabilities, net, of $8.5 million and $7.6 million (their fair value) at December 31, 2006 and 2005, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2006, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2006, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes contain customary non-financial covenants and mature in January 2008. As of December 31, 2006, there was no availability under the debt shelf registration.

Available Financing

Credit Facilities: At December 31, 2006, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities support commercial paper issuance, as well as provide us a source of liquidity if the commercial paper market is unavailable to us. As of December 31, 2006, there were no outstanding borrowings under these credit facilities, nor were these facilities utilized during 2006. Interest charges under these facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at December 31, 2006.

In June 2006, we replaced our existing $300 million five-year credit facility, which was to expire in June 2007, with a $325 million five-year credit agreement expiring May 2011. The new facility has a more favorable fixed charge coverage ratio and provides for the exclusion of cash turnaround expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include similar covenants and terminated our $130 million 364-day revolving credit facility.

We believe that our present ability to borrow is adequate for our business needs. However, if market conditions change, gross profit were to dramatically decline, or we could not control operating costs, our cash flows and liquidity could be reduced. Additionally, if a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings further, thereby increasing our borrowing costs, or even causing a further reduction in or elimination of our access to debt and/or equity markets.

Capitalization

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2006		2005
(In millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$194.9	16.3%	$40.9	3.6%
Long-term debt	345.8	29.0%	494.9	44.0%
Total debt	540.7	45.3%	535.8	47.6%
Stockholders’ equity	653.8	54.7%	588.8	52.4%
Total capitalization	$1,194.5	100.0%	$1,124.6	100.0%

Our debt-to-total capitalization ratio decreased in 2006 from 2005, due primarily to a $65.0 million increase in stockholders’ equity. Long-term debt as a percentage of total capitalization decreased in 2006 due to $150 million of debt becoming current during 2006.

Dividends

We have paid common stock cash dividends for 20 consecutive years. On November 6, 2006, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 20, 2006, to shareholders of record on December 1, 2006. The dividend payment of $33.9 million was funded from cash on hand.

Operating Leases

We use operating leases, primarily for our retail locations, two distribution centers, and our corporate campus, to lower our capital requirements.

Share Repurchases

On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We repurchased 4.7 million shares of our common stock for $125.8 million in the year ended December 31, 2005, under our approved repurchase programs (but excluding the OSR). The funding required for these repurchases came from net cash generated from operating activities and cash and cash equivalents. We also repurchased shares in the open market in 2005 to offset the sales of shares to our employee benefit plans. As of February 16, 2007, there was $209.9 million available under the $250 million share repurchase program. Management suspended purchases under the $250 million share repurchase program while our OSR was completed as described below. As of February 16, 2007, management had not resumed share repurchases under the $250 million program.

On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under the OSR. The average share price upon completion of the transaction was $24.15. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market.

Seasonal Inventory Buildup

Typically, our annual cash requirements for pre-seasonal inventory buildup range between $200 million and $400 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $472.0 million in cash and cash equivalents as of December 31, 2006, as a resource for our funding needs. Additionally, borrowings may be utilized to fund the inventory buildup as described in “Available Financing” above.

Construction and Sale and Leaseback of Corporate Headquarters

We began construction of our new corporate headquarters in 2003, which we partially occupied during the fourth quarter of 2004. Our total campus construction and land costs were $226.8 million; we completed construction in the first quarter of 2005.

On December 20, 2005, we entered into a transaction in which we sold and leased back the buildings and certain of the property at our corporate headquarters, located in downtown Fort Worth, Texas. In connection with this transaction, we entered into a 20-year triple-net lease agreement (in which we pay all operating expenses), with four five-year options to renew. We have retained ownership of other real estate adjacent to our corporate headquarters. This transaction allowed us to repay approximately $220 million of short-term borrowings in the commercial paper market issued in conjunction with the OSR and, subsequently, to reduce our credit facilities to $625 million.

Contractual and Credit Commitments

The following tables, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our Notes to Consolidated Financial Statements, provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2006.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$506.0	$150.0	$5.0	$350.0	$1.0
Interest obligations	120.4	33.1	51.7	35.5	0.1
Operating lease obligations	1,001.8	211.0	422.7	174.5	193.6
Purchase obligations (1)	254.1	235.4	18.7	--	--
Other long-term liabilities reflected on the balance sheet	86.2	3.9	41.0	17.5	23.8
Total	$1,968.5	$633.4	$539.1	$577.5	$218.5

(1) Purchase obligations include our product commitments, marketing agreements and freight commitments.

For more information regarding long-term debt and lease commitments, refer to Notes 7 and 13, respectively, of our Notes to Consolidated Financial Statements.

The table below contains our credit commitments from various financial institutions.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$625.0	$--	$300.0	$325.0	$--
Standby letters of credit	41.4	41.4	--	--	--
Total commercial commitments	$666.4	$41.4	$300.0	$325.0	$--

We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments (assuming no projected sublease income) is approximately $92 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

FINANCIAL IMPACT OF TURNAROUND PROGRAM

As discussed previously, our turnaround program, as originally stated in February 2006, contained four key components:

•	Update our inventory
•	Focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores and aggressively relocate other RadioShack company-operated stores
•	Consolidate our distribution centers
•	Reduce our overhead costs

As of December 31, 2006, we considered our turnaround program substantially complete.

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our turnaround program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge in 2006 of $9.1 million for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

Regarding the 481 stores we closed as a result of the turnaround program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful life had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed to certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million has been recognized as retention and severance benefits for store employees, with $3.6 million in benefits paid to date.

Additionally, as part of our store closure activities, we incurred $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the year ended December 31, 2006, we recognized a lease obligation charge in the amount of $2.0 million on the lease of the Southaven distribution center and a gain of $2.7 million on the sale of the Charleston distribution center. We also incurred a $0.5 million charge related to severance for approximately 100 employees. Additionally, there were $0.4 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the year ended December 31, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of December 31, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix.

During the year ended December 31, 2006, we reduced our workforce by approximately 514 positions, primarily within our corporate headquarters. We recorded charges for termination benefits and related costs of $11.9 million, of which $6.4 million had been paid as of December 31, 2006.

Inventory Update: We have been replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our turnaround program.

The following table summarizes the activity related to the 2006 turnaround program from February 17, 2006, through December 31, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charges for 2006	$16.1	$12.3	$9.2	$2.1	$4.9	$44.6

Total spending for 2006, net of amounts realized from sale of fixed assets	(10.4)	(8.5)	--	--	(4.6)	(23.5)
Total non-cash items	--	0.9	(9.2)	(2.1)	(0.2)	(10.6)
Accrual at December 31, 2006	$5.7	$4.7	$--	$--	$0.1	$10.5

All stores identified for closure under the turnaround program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations still exist at December 31, 2006. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations. See the allocation of our turnaround charges within our segments in Note 27 - “Segment Reporting.”

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

In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in the preparation of the consolidated financial statements. The accounting policies and estimates we consider most critical are revenue recognition; inventory valuation under the cost method; estimation of reserves and valuation allowances specifically related to insurance, tax and legal contingencies; valuation of long-lived assets and intangibles, including goodwill; and stock-based compensation.

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

Estimated product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. If actual results differ from these estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $5.4 million for the fiscal year ended December 31, 2006.

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

Typically, the market value of our inventory is higher than its aggregate cost. Determination of the market value may be very complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, current selling prices, seasonality factors, consumer trends, competitive pricing, performance of similar products or accessories, planned promotional incentives, technological obsolescence, and estimated costs to sell or dispose of merchandise such as sales commissions.

If the estimated market value is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory item. Differences between management estimates and actual performance and pricing of our merchandise could result in inventory valuations that differ from the amount recorded at the financial statement date and could also cause fluctuations in the amount of recorded cost of products sold.

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

We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $1.0 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that may arise above the deductible. We also have a self-insured health program administered by a third party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on information provided by either an independent actuarial firm or third party. The information includes historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in our insurance reserves at December 31, 2006, would have affected net income by approximately $6.3 million for the fiscal year ended December 31, 2006. As of December 31, 2006, actual losses had not exceeded our expectations. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Effective January 1, 2007, we began recognizing uncertain income tax positions based on our assessment of whether the tax position was more likely than not to be sustained on audit, as set forth within FIN 48. Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

Additionally, we are involved in legal proceedings and governmental inquiries associated with employment and other matters. A reserve has been established based on our best estimates of the potential liability in these matters. This estimate has been developed in consultation with in-house and outside counsel and is based upon a combination of litigation and settlement strategies.

Although we believe that our tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, Including Goodwill: Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as historical operating losses or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. Fair value is determined by discounting expected future cash flows using our risk-free rate of interest.

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

The impairment calculation requires us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and discount rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

We have acquired goodwill and other separately identifiable intangibles related to business acquisitions that have occurred during prior years. The original valuation of these intangibles is typically based in part through a third-party appraisal and may include the use of estimates that we provide concerning future profitability, cash flows and other judgmental factors. We review our goodwill and intangible balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of the goodwill or intangibles might exceed their current fair value.

The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require us to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from our estimates, we may be exposed to an impairment charge related to our goodwill or intangibles. The total value of our goodwill and intangibles at December 31, 2006, was $10.4 million.

Stock-Based Compensation: We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 15 - “Stock-Based Incentive Plans” for a more complete discussion of our stock-based compensation programs.

At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the awards vest. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options with only service conditions is estimated using the Black-Scholes-Merton option-pricing model. The fair value of stock options with service and market conditions is valued utilizing the Monte Carlo simulation model. The Black-Scholes-Merton and Monte Carlo simulation models require management to apply judgment and use highly subjective assumptions, including expected option life, expected volatility, and expected employee forfeiture rate. We use historical data and judgment to estimate the expected option life and the employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility.

While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense for the year ended December 31, 2006, would have affected our net income by approximately $1.4 million.

Prior to calendar year 2006, we followed the guidance under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2006, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius Satellite Radio Inc. (“Sirius”). We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at December 31, 2006, of $150.7 million, consisting of fluctuating short-term investments of $411.2 million and offset by $260.5 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a decrease in annual net interest expense of $1.5 million. This hypothesis assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2006 and 2005, to purchase 2 million and 4 million shares, respectively, of Sirius stock at an exercise price of $5.00 per share. We have recorded these as assets using a Black-Scholes-Merton valuation method. Our maximum exposure is equal to the carrying value at December 31, 2006, of $1.4 million.

We also manage our portfolio of fixed rate exposures, compared to floating rate exposure to reduce our exposure, to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to long-term interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2006 and 2005, the fair value of our fixed rate long-term debt would decrease $12.9 million and increase of $5.2 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2006 and 2005, the fair value of our fixed rate long-term debt would increase by $13.4 million and $43.2 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 46. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 12, 2007. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the heading “Corporate Governance - Code of Conduct and Financial Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Other Matters Involving Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Development and Compensation Committee on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2006, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information

(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	11,478	(2)	$30.11	6,376	(3)
Equity compensation plans not approved by shareholders (4)	10,034		$28.49	2,107
Total	21,512		$29.36	8,483

(1)    Includes the 1993 Incentive Stock Plan, the 1994 Stock Incentive Plan, the 1997 Incentive Stock Plan and the 2001 Incentive Stock Plan. Refer to Note 15 - “Stock-Based Incentive Plans” (“Note 15”) of our Notes to Consolidated Financial Statements for further information. The 1997 ISP will expire on February 27, 2007, and no further grants will be made under this plan after that date.
(2)   Includes 605 shares with a weighted average exercise price of $47.39 related to a plan assumed and adopted by us when we acquired AmeriLink in 1999. No further shares will be granted under this plan. Refer to Note 15 for further information.
(3)    Includes 1,300,971 shares available for grants in the form of restricted stock. Refer to Note 15 for further information.
(4)   Includes the 1999 Incentive Stock Plan (the “1999 ISP”), the 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”), and options granted as an inducement grant in connection with our chief executive officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 15 for more information concerning the 1999 ISP, the Deferred Plan and the third quarter 2006 inducement grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the heading “Review and Approval of Transactions with Related Persons,” and “Corporate Governance - Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2007 Annual Meeting under the headings “Fees and Services of the Independent Auditors” and “Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report.

1)   The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 46.

2)   None

3)   A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 84, which immediately precedes such exhibits.

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

February 27, 2007                       /s/ Julian C. Day
Julian C. Day
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 27th day of February, 2007.

Signature	Title

/s/ Julian C. Day	Chairman of the Board and Chief Executive Officer
Julian C. Day	(Principal Executive Officer)

/s/ James F. Gooch	Executive Vice President and Chief Financial Officer
James F. Gooch	(Principal Financial Officer)

/s/ David P. Johnson	Senior Vice President - Corporate Controller
David P. Johnson	(Principal Accounting Officer)

/s/ Frank J. Belatti	Director	/s/ Jack L. Messman	Director
Frank J. Belatti		Jack L. Messman

/s/ Robert S. Falcone	Director	/s/ William G. Morton, Jr.	Director
Robert S. Falcone		William G. Morton, Jr.

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ Richard J. Hernandez	Director	/s/ Edwina D. Woodbury	Director
Richard J. Hernandez		Edwina D. Woodbury

/s/ H. Eugene Lockhart	Director
H. Eugene Lockhart

RADIOSHACK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	47 - 48
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	49
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	50
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	51
Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2006	52
Notes to Consolidated Financial Statements	53 - 83

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

We have completed integrated audits of RadioShack Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries (the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2007

CONSOLIDATED STATEMENTS OF INCOME
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
	2006		2005		2004
(In millions, except per share amounts)	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	% of Revenues
Net sales and operating revenues	$4,777.5	100.0%	$5,081.7	100.0%	$4,841.2	100.0%
Cost of products sold	2,544.4	53.3	2,706.3	53.3	2,406.7	49.7
Gross profit	2,233.1	46.7	2,375.4	46.7	2,434.5	50.3

Operating expenses:
Selling, general and administrative	1,903.7	39.8	1,901.7	37.4	1,774.8	36.7
Depreciation and amortization	128.2	2.7	123.8	2.4	101.4	2.1
Impairment of long-lived assets and other charges	44.3	0.9	--	--	--	--
Total operating expenses	2,076.2	43.4	2,025.5	39.8	1,876.2	38.8

Operating income	156.9	3.3	349.9	6.9	558.3	11.5

Interest income	7.4	0.1	5.9	0.1	11.4	0.2
Interest expense	(44.3)	(0.9)	(44.5)	(0.8)	(29.6)	(0.5)
Other (loss) income	(8.6)	(0.2)	10.2	0.2	2.0	--

Income before income taxes	111.4	2.3	321.5	6.4	542.1	11.2

Income tax provision	38.0	0.8	51.6	1.0	204.9	4.2
Income before cumulative effect of change in accounting principle	73.4	1.5	269.9	5.4	337.2	7.0

Cumulative effect of change in accounting principle, net of $1.8 million tax benefit in 2005	--	--	(2.9)	(0.1)	--	--
Net income	$73.4	1.5%	$267.0	5.3%	$337.2	7.0%

Net income per share (see Note 2):
Basic:
Income before cumulative effect of change in accounting principle	$0.54		$1.82		$2.09
Cumulative effect of change in accounting principle, net of taxes	--		(0.02)		--
Basic income per share	$0.54		$1.80		$2.09

Assuming dilution:
Income before cumulative effect of change in accounting principle	$0.54		$1.81		$2.08
Cumulative effect of change in accounting principle, net of taxes	--		(0.02)		--
Diluted income per share	$0.54		$1.79		$2.08

Shares used in computing income per share:
Basic	136.2		148.1		161.0
Diluted	136.2		148.8		162.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RadioShack Corporation and Subsidiaries

	December 31,
(In millions, except for share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$472.0	$224.0
Accounts and notes receivable, net	247.9	309.4
Inventories	752.1	964.9
Other current assets	127.6	129.0

Total current assets	1,599.6	1,627.3

Property, plant and equipment, net	386.3	476.2
Other assets, net	84.1	101.6
Total assets	$2,070.0	$2,205.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$194.9	$40.9
Accounts payable	254.5	490.9
Accrued expenses and other current liabilities	442.2	379.5
Income taxes payable	92.6	75.0

Total current liabilities	984.2	986.3

Long-term debt, excluding current maturities	345.8	494.9
Other non-current liabilities	86.2	135.1

Total liabilities	1,416.2	1,616.3

Commitments and contingent liabilities (see Notes 12 and 13)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0
Additional paid-in capital	92.6	87.7
Retained earnings	1,780.9	1,741.4
Treasury stock, at cost; 55,196,000 and 56,071,000 shares, respectively	(1,409.1)	(1,431.6)
Accumulated other comprehensive (loss) income	(1.6)	0.3
Total stockholders’ equity	653.8	588.8
Total liabilities and stockholders’ equity	$2,070.0	$2,205.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
(In millions)	2006	2005	2004
Cash flows from operating activities:
Net income	$73.4	$267.0	$337.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.2	123.8	101.4
Cumulative effect of change in accounting principle	--	4.7	--
Impairment of long-lived assets and other charges	44.3	--	--
Stock option compensation	12.0	--	--
Deferred income taxes and other items	(27.6)	(76.9)	50.2
Provision for credit losses and bad debts	0.4	0.1	(0.3)
Changes in operating assets and liabilities, excluding acquisitions:
Accounts and notes receivable	61.8	(68.2)	(53.0)
Inventories	212.8	38.8	(234.2)
Other current assets	2.5	28.5	(7.5)
Accounts payable, accrued expenses, income taxes payable and other	(193.0)	45.1	158.7
Net cash provided by operating activities	314.8	362.9	352.5

Cash flows from investing activities:
Additions to property, plant and equipment	(91.0)	(170.7)	(229.4)
Proceeds from sale of property, plant and equipment	11.1	226.0	2.5
Purchase of kiosk business	--	--	(59.1)
Other investing activities	0.6	(16.0)	(4.2)
Net cash (used in) provided by investing activities	(79.3)	39.3	(290.2)

Cash flows from financing activities:
Purchases of treasury stock	--	(625.8)	(251.1)
Sale of treasury stock to employee benefit plans	10.5	30.1	35.4
Proceeds from exercise of stock options	1.7	17.4	50.4
Payments of dividends	(33.9)	(33.7)	(39.7)
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	42.2	(4.0)	(14.0)
Reductions of long-term borrowings	(8.0)	(0.1)	(40.1)
Net cash provided by (used in) financing activities	12.5	(616.1)	(259.1)

Net increase (decrease) in cash and cash equivalents	248.0	(213.9)	(196.8)
Cash and cash equivalents, beginning of period	224.0	437.9	634.7
Cash and cash equivalents, end of period	$472.0	$224.0	$437.9

Supplemental cash flow information:
Interest paid	$44.0	$43.4	$29.3
Income taxes paid	52.9	158.5	182.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RadioShack Corporation and Subsidiaries

	Shares at December 31,			Dollars at December 31,
(In millions)	2006	2005	2004	2006	2005	2004
Common stock
Beginning and end of year	191.0	191.0	191.0	$191.0	$191.0	$191.0

Treasury stock
Beginning of year	(56.0)	(32.8)	(28.5)	$(1,431.6)	$(859.4)	$(707.2)
Purchase of treasury stock	--	(25.3)	(8.0)	--	(625.8)	(246.9)
Issuance of common stock	0.6	1.2	1.3	18.6	31.8	33.8
Exercise of stock options and grant of stock awards	0.2	0.9	2.4	3.9	21.8	60.9
End of year	(55.2)	(56.0)	(32.8)	$(1,409.1)	$(1,431.6)	$(859.4)

Additional paid-in capital
Beginning of year				$87.7	$82.7	$75.2
Issuance of common stock				(5.7)	3.5	5.7
Exercise of stock options and grant of stock awards				(1.7)	(5.0)	(9.5)
Stock option compensation				12.0	--	--
Stock option income tax benefits				0.3	6.5	11.3
End of year				$92.6	$87.7	$82.7

Retained earnings
Beginning of year				$1,741.4	$1,508.1	$1,210.6
Net income				73.4	267.0	337.2
Common stock cash dividends declared				(33.9)	(33.7)	(39.7)
End of year				$1,780.9	$1,741.4	$1,508.1

Accumulated other comprehensive (loss) income
Beginning of year				$0.3	$(0.3)	$(0.3)
Pension adjustments, net of tax				(1.0)	--	--
Other comprehensive (loss) income				(0.9)	0.6	--
End of year				$(1.6)	$0.3	$(0.3)

Total stockholders' equity				$653.8	$588.8	$922.1

Comprehensive income
Net income				$73.4	$267.0	$337.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments				0.3	(0.4)	0.1
Amortization of gain on cash flow hedge				(0.1)	(0.1)	(0.1)
Unrealized (loss) gain on securities				(1.1)	1.1	--
Other comprehensive (loss) income				(0.9)	0.6	--
Comprehensive income				$72.5	$267.6	$337.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RadioShack Corporation and Subsidiaries

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1 - Description of Business
Note 2 - Summary of Significant Accounting Policies
Note 3 - Accounts and Notes Receivable, Net
Note 4 - Other Current Assets, Net
Note 5 - Property, Plant and Equipment (“PP&E”), Net
Note 6 - Other Assets, Net
Note 7 - Indebtedness and Borrowing Facilities
Note 8 - Cumulative Effect of Change in Accounting Principle
Note 9 - Accrued Expenses and Other Current Liabilities
Note 10 - Other Non-Current Liabilities
Note 11 - Income Taxes
Note 12 - Litigation
Note 13 - Commitments and Contingent Liabilities
Note 14 - Sale and Leaseback Transaction
Note 15 - Stock-Based Incentive Plans
Note 16 - Deferred Compensation Plans
Note 17 - Termination Protection Plans
Note 18 - RadioShack Investment Plan
Note 19 - RadioShack 401(k) Plan
Note 20 - Stock Repurchase Program
Note 21 - Preferred Share Purchase Rights
Note 22 - Supplemental Executive Retirement Plan
Note 23 - Dividends Declared
Note 24 - Product Sales Information
Note 25 - Turnaround Program
Note 26 - Quarterly Data (Unaudited)
Note 27 - Segment Reporting

NOTE 1 - DESCRIPTION OF BUSINESS
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain. We seek to differentiate ourselves from our various competitors by providing cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries.

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2006, we operated 4,467 company-operated stores under the RadioShack brand, located throughout the United States, as well as in Puerto Rico, and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2006, we operated 772 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks in major shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets, their associated accessories, and DTH satellite systems. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations, described in more detail below.

Dealer Outlets: At December 31, 2006, we had a network of 1,587 RadioShack dealer outlets, including 36 located outside of North America and 14 in Canada. These outlets provide private label and third-party branded products and services to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at neighborhood RadioShack locations.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia, RCA/Thomson, and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2006, we had seven RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name-brand and private label products sold through our various sales channels.

International Operations: At December 31, 2006, we had 9 company-operated stores located in major shopping malls and strip centers and 14 dealer outlets in Canada. As of January 31, 2007, we had closed all of our locations in Canada. Additionally, as of December 31, 2006, there were 146 RadioShack-branded stores and 25 dealers in Mexico. These RadioShack-branded stores and dealer outlets are overseen by a joint venture in which we are a minority owner with Grupo Gigante, S.A. de C.V. Our revenues from foreign customers are not material, and we do not have a material amount of long-lived assets located outside of the United States. We do not consolidate the operations of the Mexican joint venture in our consolidated financial statements.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2006, we had six distribution centers shipping over one million cartons each month, on average, to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our branded and private label business.

RadioShack Customer Support - Using state-of-the-art telephone systems, Web self-help guides and data networks, RadioShack Customer Support responds to more than 1.3 million phone calls and e-mails annually. The responses include answers to customers’ unique requests for hard-to-find parts, batteries and accessories; customer service inquiries; and direct sales requests related to our retail stores. Additionally, in 2006, we outsourced calls regarding our service plans and direct sales requests related to our Web site.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,600 employees as of December 31, 2006. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions and accounts are eliminated in consolidation.

Segments: We consider RadioShack company-operated stores and kiosks to be our reportable segments based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures About Segments of an Enterprise and Related Information." The accounting policies of the reportable operating segments are the same as those described in the remainder of this note.

Reclassifications: Certain amounts in the December 31, 2005 and 2004, financial statements have been reclassified to conform with the December 31, 2006, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. Our most significant estimates and assumptions include the determination of estimates for third-party service deactivations in connection with revenue recognition and receivables, inventory valuation, depreciable lives of property, plant and equipment, insurance reserves, intangible assets, contingency and litigation reserves, and stock-based compensation. Actual results could differ materially from those estimates.

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

Cost of Products Sold: Cost of products sold primarily includes the total cost of merchandise inventory sold; costs of services provided; in-bound freight expenses to our distribution centers; out-bound freight expenses to our retail outlets; physical inventory valuation adjustments and losses; customer shipping and handling charges; and certain vendor allowances (see “Vendor Allowances” below).

Vendor Allowances: We receive allowances from third-party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services in the normal course of business. We consider vendor allowances received to be a reduction in the price of a vendor's products or services and record them as a component of inventory until the product is sold, at which point we record them as a component of cost of products sold unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products and services. In this case we record them when earned as an offset to the associated expense incurred to promote the applicable products and/or services.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see our previous “Vendor Allowances” discussion). Advertising expense was $216.3 million, $263.1 million and $271.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of vendor allowances of $34.7 million, $44.1 million and $33.9 million, respectively.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record this expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosures related to income tax and cash flow effects resulting from stock-based compensation.

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

The following table details the effect of stock-based compensation on net income and net income per share for the years ended December 31, 2006, 2005, and 2004, respectively, illustrating the effect of applying the fair value recognition provisions of SFAS No. 123R for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
(In millions, except per share amounts)	2006	Pro Forma 2005	Pro Forma 2004
Income before cumulative effect of change in accounting principle	$73.4	$269.9	$337.2
Cumulative effect of change in accounting principle, net of taxes	--	(2.9)	--
Net income, as reported	73.4	267.0	337.2
Stock-based employee compensation expense included in reported net income, net of related tax effects	13.8	7.8	12.8
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(13.8)	(20.4)	(34.7)
Net income	$73.4	$254.4	$315.3

Net income per share:
Basic - as reported	$0.54	$1.80	$2.09
Basic - pro forma		$1.72	$1.96
Diluted - as reported	$0.54	$1.79	$2.08
Diluted - pro forma		$1.71	$1.94

The compensation cost that has been charged against income for stock-based compensation plans was $20.2 million, $12.2 million and $20.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized for these stock-based compensation plans was $6.4 million, $4.4 million and $7.9 million for years ended December 31, 2006, 2005 and 2004, respectively.

The fair value of the stock options granted during the years ended December 31, 2006, 2005, and 2004, was estimated using the Black-Scholes-Merton option-pricing model, except for the fair market value of the two million performance options granted to our chief executive officer during the third quarter of 2006, which were valued utilizing the Monte Carlo simulation model. The Black-Scholes-Merton and Monte Carlo simulation models require the use of highly subjective assumptions, including expected option life, expected volatility, and expected employee termination rate. We use historical data and management judgment to estimate the option life and employee termination rate, and use historical and implied volatility when estimating the stock price volatility.

The fair market value of the stock options granted during the years ended December 31, 2006, 2005, and 2004, respectively, was estimated using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Option life (in years)	4.9	4.0	6.0
Stock price volatility	33.1%	38.3%	48.0%
Dividend yield	1.19%	0.88%	0.72%
Risk free interest rate	5.0%	3.8%	3.3%
Fair value	$4.92	$9.39	$16.28

We periodically grant options to purchase RadioShack common stock to certain of our employees under various stock option plans at exercise prices equal to the fair market value of our common stock at the date of grant. Our current stock option grants have terms of seven years from the grant date. Previously, we granted options with ten year terms. Typically, the options vest ratably over three years from the date of grant. However, during the third quarter of 2006, we granted 4.2 million stock options to our chief executive officer and chief financial officer that primarily vest over four years from the date of grant (includes 2.0 million options which have a market condition that restricts the ability to exercise until certain stock price hurdles are achieved). Once employment is terminated, the option holder has 90 days in which to exercise all vested options; however, under certain circumstances, some retirees may have three years in which to exercise all vested options. The fair market value of each option is generally recognized as compensation expense on a straight-line basis between the grant date and the date at which the option becomes fully vested. As of December 31, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $23.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes activity under our stock option plans for the year ended December 31, 2006:

	Year Ended December 31, 2006
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	20,411	$33.82
Grants	5,611	15.33
Exercised	(158)	11.60
Forfeited	(4,460)	32.62
Outstanding at end of period	21,404	$29.38	3.9	$12.1
Exercisable at end of period	15,881	$33.84	3.1	$0.2

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2006, we had options outstanding to purchase an aggregate of 4.1 million shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $12.1 million. During the year ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.9 million and $6.2 million, respectively, determined as of the date of exercise.

Income per Share: Basic income per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations.

	Year Ended December 31,
	2006			2005			2004
(In millions, except	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income before cumulative effect of change in accounting principle	$73.4			$269.9			$337.2
Cumulative effect of change in accounting principle, net of taxes	--			(2.9)			--

Basic:
Net income	73.4	136.2	$0.54	267.0	148.1	$1.80	337.2	161.0	$2.09

Effect of dilutive securities:
Stock options	--	--		--	0.7		--	1.5

Diluted:
Net income plus assumed conversions	$73.4	136.2	$0.54	$267.0	148.8	$1.79	$337.2	162.5	$2.08

Options to purchase 17.1 million, 15.8 million and 10.9 million shares of common stock in 2006, 2005 and 2004, respectively, were not included in the computation of diluted income per share because the option exercise price was greater than the average market price of the common stock during the year, and the effect of their inclusion would be antidilutive.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 5.3% and 4.1% at December 31, 2006 and 2005, respectively, for cash equivalents totaling $397.2 million and $161.5 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts:  Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. However, we do have some concentration of credit risk from service providers in the wireless telephone industry, due to sales of their products and services. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our expectations. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered.

Inventories: Our inventories are stated at the lower of cost (principally based on average cost) or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, and other direct costs. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory.

Property, Plant and Equipment: We state our property, plant and equipment at cost, less accumulated depreciation. For financial reporting purposes, depreciation is primarily calculated using the straight-line method over the estimated useful life. When we sell or retire depreciable assets, we remove the related cost and accumulated depreciation from our accounts, and we recognize gains and losses. Major additions and betterments are capitalized. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are charged to operations as we incur these expenses.

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2006, 2005 and 2004, totaled $46.0 million, $55.1 million and $42.6 million, net of accumulated amortization of $98.7 million, $79.2 million and $65.8 million, respectively.

Impairment of Long-Lived Assets: We review long-lived assets (primarily property, plant and equipment) held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Recoverability is assessed based on estimated undiscounted cash flows from the useful asset, pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” If the carrying amount of an asset is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2006, our goodwill balance totaled $2.6 million. Additionally, as of December 31, 2006, we had $7.8 million in intangible assets arising from the SAM’S CLUB kiosk business acquisition. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite useful lives are not amortized but are reviewed annually during the fourth quarter for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We primarily estimate fair values utilizing valuation methods such as discounted cash flows.

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, and accounts payable approximate their recorded values. Derivative financial instruments are recorded at fair value.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized. See “Recently Issued Accounting Pronouncements” below for a discussion of FASB Interpretation No. 48 and its anticipated effects on income taxes in future periods.

Derivatives: We use our interest rate swap agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive fixed rates ranging from 6.950% to 7.375%. We have designated these agreements as fair value hedging instruments. The accounting for changes in the fair value of an interest rate swap is dependent on the use of the swap. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. Any portion we consider to be ineffective is immediately reported in our earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness. Through the use of interest rate swap agreements, our net interest expense increased by $1.8 million for the year ended December 31, 2006, but decreased by $2.8 million and $8.7 million for the years ended December 31, 2005 and 2004, respectively.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2006 and 2005 to purchase 2 million and 4 million shares, respectively, of Sirius stock at an exercise price of $5.00 per share. We have recorded these as assets using a Black-Scholes-Merton valuation method. Our maximum exposure is equal to the carrying value at December 31, 2006, of $1.4 million.

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

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the applicable local currency. Translation gains or losses related to net assets located outside the United States are included as a component of accumulated other comprehensive (loss) income and are classified in the stockholders’ equity section of the accompanying Consolidated Balance Sheets.

Comprehensive Income: Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except for those changes resulting from investments by owners and distributions to owners. Comprehensive income is composed of net income, foreign currency translation adjustments, and amortization of gains and losses on an interest rate swap used as a cash flow hedge, which are all shown net of tax in the accompanying Consolidated Statements of Stockholders' Equity and Comprehensive Income.

Recently Issued Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS No. 154, as applicable, at the beginning of fiscal year 2006, and its adoption had no effect on our financial condition or results of operations.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. We adopted SFAS No. 123R utilizing the modified prospective transition method, which requires that we recognize compensation expense for all new and unvested share-based payment awards from the January 1, 2006, effective date. As required by SFAS No. 123R, we recognized the cost resulting from all share-based payment transactions, including shares issued under our stock option, stock deferral and stock purchase plans, in the financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (“SFAS No. 151”). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current period charges and requires allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. We adopted this statement effective January 1, 2006. The results of the adoption of this statement did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. SFAS No. 158 requires prospective application; thus, the recognition and disclosure requirements are effective for our fiscal year ended December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending December 31, 2008. See Note 22 - “Supplemental Executive Retirement Plan” for further discussion on the impact of adopting SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 had no impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption will be recorded as an adjustment to retained earnings as of the beginning of the adoption period. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 as of January 1, 2007. Based on our current evaluation, we do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. Our policy is to exclude all such taxes from revenue on a net reporting basis.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2006 and 2005, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2006	2005
Receivables from vendors and service providers	$167.0	$195.7
Trade accounts receivable	67.7	92.0
Other receivables	15.7	22.6
Allowance for doubtful accounts	(2.5)	(0.9)
Accounts and notes receivable, net	$247.9	$309.4

Receivables from vendors and service providers relate to earned marketing development funds, customer acquisition fees, residual income, promotions and other rebates from our third-party service providers and product vendors, after taking into account estimates for service providers’ customer deactivations and non-activations, which are factors in determining the amount of customer acquisition fees and residual income earned.

Allowance for Doubtful Accounts

	December 31,
(In millions)	2006	2005	2004
Balance at the beginning of the year	$0.9	$1.4	$4.1
Provision for (recovery of) bad debts included in selling, general and administrative expense	0.4	0.1	(0.3)
Uncollected receivables recovered (written off), net	1.2	(0.6)	(2.4)
Balance at the end of the year	$2.5	$0.9	$1.4

NOTE 4 - OTHER CURRENT ASSETS, NET

	December 31,
(In millions)	2006	2005
Deferred income taxes	$93.5	$87.1
Other	34.1	41.9
Total other current assets, net	$127.6	$129.0

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (“PP&E”), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

		December 31,
(In millions)	Range of Estimated Useful Life	2006	2005
Land	--	$10.6	$18.1
Buildings	10 - 40 years	55.0	93.3
Furniture, fixtures and equipment	2 - 15 years	751.7	748.8
Leasehold improvements	The shorter of the useful life of the improvements or the term of the related lease and certain renewal periods	369.5	380.7
Total PP&E		1,186.8	1,240.9
Less accumulated depreciation and amortization		(800.5)	(764.7)
PP&E, net		$386.3	$476.2

The net PP&E decrease was the result of store closures and a distribution center sale, as well as the expiration of our financing obligation related to our former corporate technology building sold in 2002.

NOTE 6 - OTHER ASSETS, NET

	December 31,
(In millions)	2006	2005
Notes receivable	$13.5	$14.3
Goodwill	2.5	22.3
Deferred income taxes	36.3	10.0
Intangibles	5.0	17.7
Other	26.8	37.3
Total other assets, net	$84.1	$101.6

The change in the carrying amount of goodwill is as follows:

	December 31,
(In millions)	2006	2005
Beginning balance	$22.3	$26.8
Goodwill impairments	(19.8)	--
WRI purchase accounting adjustment	--	(4.5)
Ending balance	$2.5	$22.3

During the fourth quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. (“WRI”). These assets included wireless kiosks and inventory located within SAM’S CLUB retail locations. The acquisition was accounted for using the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations” (“SFAS No. 141”). In accordance with SFAS No. 141, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent valuations and supported by internal studies. The total purchase price of $59.6 million was allocated primarily to fixed assets, goodwill and a separately identifiable intangible asset, which is our contract with SAM’S CLUB. The final purchase price allocation to goodwill and to intangibles was $18.6 million and $32.1 million, respectively.

The intangible asset associated with our contract with SAM’S CLUB is being amortized over five years and the estimated amortization expense for years ending December 31, 2007, 2008, and 2009 is $2.9 million, $2.9 million, and $2.0 million, respectively.

All financial impacts of the WRI purchase and adjustments of carrying values are recorded under the kiosk segment.

As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill associated with our kiosk operations, were impaired. We performed impairment tests on both the long-lived assets associated with our SAM'S CLUB agreement, including the intangible asset relating to the five year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment. The remaining intangible balance will be amortized over the remaining life of the SAM'S CLUB agreement, which is scheduled to expire in September 2009. The balance at December 31, 2006, was $7.8 million.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM'S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test. We compared it with the carrying value of the reporting unit and determined that the goodwill was impaired. As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. This resulted in an $18.6 million impairment of goodwill related to our kiosk segment.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES

Short-Term Debt, Including Current Maturities of Long-Term Debt

	December 31,
(In millions)	2006	2005
Current portion of long-term notes payable	$150.0	$5.1
Current portion of unamortized debt discount and other costs	(0.6)	--
Short-term debt	45.5	3.2
Financing obligation	--	32.3
Current portion of capital lease obligations	--	0.3
Total short-term debt, including current maturities of long-term debt	$194.9	$40.9

The increase in short-term debt is due to an increase in checks issued and not cleared, which is considered bank debt.

In the second quarter of 2002, we sold and leased back our corporate technology center building, recording this transaction as a financing obligation because we retained certain responsibilities during the lease term. Under a financing obligation, the associated assets remained on our balance sheet. As of December 31, 2006, those obligations had expired, and we removed the assets and the financing obligation from our balance sheet and recorded a gain of $3.4 million in other selling, general and administrative expense (“SG&A”) in the accompanying 2006 Statement of Income.

Long-Term Debt, Excluding Current Maturities

	December 31,
(In millions)	2006	2005
Ten-year 7.375% unsecured note payable due in 2011	$350.0	$350.0
Ten-year 6.95% unsecured note payable due in 2007	150.0	150.0
Medium-term unsecured notes payable with an interest rate at December 31, 2006, of 6.42% due in 2008	5.0	5.0
Financing obligation	--	32.3
Notes payable with interest rates at December 31, 2006, of 4.95% due in 2014	1.0	6.1
Capital lease obligations	--	0.3
Unamortized debt discount and other costs	(2.3)	(3.5)
Fair value of interest rate swaps	(8.5)	(7.6)
	495.2	532.6

Less current portion of:
Notes payable	150.0	5.1
Unamortized debt discount and other costs	(0.6)	--
Financing obligation	--	32.3
Capital lease obligations	--	0.3
	149.4	37.7

Total long-term debt, excluding current maturities	$345.8	$494.9

Long-term borrowings outstanding at December 31, 2006, mature as follows:

Long-Term
(In millions)	Borrowings
2007	$150.0
2008	5.0
2009	--
2010	--
2011	350.0
2012 and thereafter	1.0
Total	$506.0

The fair value of our long-term debt of $506.0 million and $511.1 million at December 31, 2006 and 2005, respectively (including current portion, but excluding capital leases), was approximately $519.4 million and $534.8 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

Our senior unsecured debt primarily consists of two issuances of 10-year long-term notes and an issuance of medium-term notes.

Long-Term Notes: We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contain customary non-financial covenants and are due September 1, 2007.

On May 11, 2001, we issued $350.0 million of 10-year 7.375% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100.0 million and $50.0 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other non-current liabilities, net, of $8.5 million and $7.6 million (their fair value) at December 31, 2006 and 2005, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturity.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150.0 million under the shelf registration described above. At December 31, 2006, $5.0 million of these notes remained outstanding. The interest rate at December 31, 2006, for the outstanding $5.0 million in medium-term notes was 6.42%. These notes contain customary non-financial covenants and mature in January 2008. As of December 31, 2006, there was no availability under this shelf registration.

Short-Term Borrowing Facilities

	Year Ended December 31,
(In millions)	2006	2005	2004
Domestic seasonal bank credit lines and bank money market lines:
Lines available at year end	$675.0	$780.0	$600.0
Loans outstanding at year end	--	--	--
Weighted average interest rate at year end	--	--	--
Weighted average loans outstanding	$--	$--	$--
Weighted average interest rate during year	--	--	--

Short-term foreign credit lines:
Lines available at year end	$8.0	$9.4	$7.2
Loans outstanding at year end	$--	$1.1	$--
Weighted average interest rate at year end	--	4.82%	--
Weighted average loans outstanding	$0.2	$--	$--
Weighted average interest rate during year	5.02%	4.80%	--

Letters of credit and banker’s acceptance lines of credit:
Lines available at year end	$92.0	$173.4	$168.5
Acceptances outstanding at year end	4.8	--	--
Letters of credit open against outstanding purchase orders at year end	$15.6	$10.2	$30.3

Commercial paper credit facilities:
Commercial paper outstanding at year end	$--	$--	$--
Weighted average interest rate at year end	--	--	--
Weighted average commercial paper outstanding	$35.2	$138.0	$--
Weighted average interest rate during year	5.50%	3.98%	--

Our short-term credit facilities, including revolving credit lines, are summarized in the accompanying short-term borrowing facilities table above. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation that takes into consideration the time period such debt was outstanding, as well as the amount outstanding. Our financing, primarily short-term debt, if utilized, would consist primarily of borrowings under our credit facilities, which is described in more detail below.
Credit Facilities: At December 31, 2006, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities support commercial paper issuance, as well as provide us a source of liquidity if the commercial paper market is unavailable to us. As of December 31, 2006, there were no outstanding borrowings under these credit facilities, nor were these facilities utilized during 2006. Interest charges under these facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at December 31, 2006.

In June 2006, we replaced our existing $300 million five-year credit facility, which was to expire in June 2007, with a $325 million five-year credit agreement expiring May 2011. The new facility has a more favorable fixed charge coverage ratio and provides for the exclusion of cash turnaround expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include the similar covenants and terminated our $130 million 364-day revolving credit facility.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of 2005, we adopted FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations" (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations" (”SFAS No. 143”). This interpretation clarified terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. We are often legally obligated to remove leasehold improvements and fixtures whenever we vacate a leased premise, although the date or method of settlement may not be known. We recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected in the Consolidated Statements of Income for the year ended December 31, 2005, as a cumulative effect of change in accounting principle. This charge represents the difference between the asset retirement obligation and capitalized asset retirement costs recognized in our December 31, 2005, Consolidated Balance Sheet.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
(In millions)	2006	2005
Payroll and bonuses	$99.5	$73.8
Insurance	100.4	86.5
Sales and payroll taxes	44.3	44.2
Rent	38.5	36.0
Advertising	36.9	16.6
Gift card deferred revenue	22.5	20.7
Other	100.1	101.7
Total accrued expenses and other current liabilities	$442.2	$379.5

NOTE 10 - OTHER NON-CURRENT LIABILITIES

	December 31,
(In millions)	2006	2005
Deferred compensation	$43.5	$81.8
Deferred revenue	16.0	24.2
Other	26.7	29.1
Total other non-current liabilities	$86.2	$135.1

Deferred revenue resulted from funds we received from wireless vendors in conjunction with the acquisition of the SAM’S CLUB kiosk business and it is being recognized ratably over the term of the agreement.

NOTE 11 - INCOME TAXES
Deferred tax assets and liabilities as of December 31, 2006 and 2005, were composed of the following:

	December 31,
(In millions)	2006	2005
Deferred tax assets:
Insurance reserves	$23.7	$23.7
Deferred compensation	24.9	28.6
Inventory adjustments, net	11.8	24.7
Restructuring reserves	7.7	2.7
Deferred revenue	14.2	6.5
Accrued average rent	11.4	11.4
Depreciation and amortization	16.6	--
Other	36.8	23.7
Total deferred tax assets	147.1	121.3
Deferred tax liabilities:
Deferred taxes on foreign operations	2.5	3.3
Depreciation and amortization	--	14.9
Other	14.8	6.0
Total deferred tax liabilities	17.3	24.2
Net deferred tax assets	$129.8	$97.1

Deferred tax assets and liabilities were included in the balance sheets as follows:
Other current assets	$93.5	$87.1
Other non-current assets	36.3	10.0
Net deferred tax assets	$129.8	$97.1

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are shown in the two accompanying tables.

Provision for Income Taxes
	Year Ended December 31,
(In millions)	2006	2005	2004
Current:
Federal	$60.6	$96.4	$140.6
State	7.2	22.9	21.1
Foreign	2.5	4.6	4.6
	70.3	123.9	166.3

Deferred:
Federal	(29.6)	(55.4)	36.1
State	(2.7)	(16.9)	2.5
	(32.3)	(72.3)	38.6

Provision for income taxes	$38.0	$51.6	$204.9

Statutory vs. Effective Tax Rate
	Year Ended December 31,
(In millions)	2006	2005	2004
Components of income from continuing operations:
United States	$115.5	$303.7	$520.3
Foreign	(4.1)	17.8	21.8
Income before income taxes	111.4	321.5	542.1
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	39.0	112.5	189.7
State income taxes, net of federal benefit	2.9	3.9	15.4
Contingency reserve release	--	(56.5)	--
Foreign repatriation benefit	--	(8.9)	--
Other, net	(3.9)	0.6	(0.2)
Total income tax expense	$38.0	$51.6	$204.9

Effective tax rate	34.1%	16.0%	37.8%

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2006 or 2005. Our tax returns are subject to examination by taxing authorities in various jurisdictions. The Internal Revenue Service is currently in the process of concluding its examination of our federal income tax returns for the taxable years from 1998 through 2001. Several states are also currently in the process of examining our state income tax returns. We record tax reserves based on our best estimate of current tax exposures in the relevant jurisdictions. Effective January 1, 2007, we began recognizing uncertain tax positions based on our assessment of whether the tax position was more likely than not to be sustained on audit, as set forth under FIN 48. While we believe that the reserves recorded in the consolidated financial statements accurately reflect our tax exposures, our actual tax liabilities may ultimately differ from those estimates if we prevail in matters for which accruals have been established, or if taxing authorities successfully challenge the tax treatment upon which our management has based its estimates. Accordingly, our effective tax rate for a particular period may materially change.

During 2005, we recognized a non-cash income tax benefit of $56.5 million resulting from the release of a tax contingency reserve. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in 2005 because the statute of limitations governing these issues expired on September 30, 2005.

The American Jobs Creation Act of 2004 (“AJC Act”) was signed into law on October 22, 2004, and provided a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction, reducing the effective federal income tax rate on such earnings from 35% to 5.25%. We repatriated $49.4 million of foreign earnings during 2005. As we had not previously reflected any amounts in our financial statements as earnings permanently invested outside the United States, a total tax benefit of $8.9 million was recognized in 2005 related to the repatriation.

NOTE 12 - LITIGATION
We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits. Of this amount, a charge of $8.5 million was recognized during the quarter ended June 30, 2006, with the balance recognized during the quarter ended September 30, 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement is not approved, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through January 2026. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease distribution centers and our corporate campus described as in Note 14 - "Sale and Leaseback Transaction."  Additionally, we lease automobiles and information systems equipment.

Future minimum rent commitments at December 31, 2006, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), as well as the minimum lease payments required by the campus lease over the initial 20-year lease term, are included in the following table.

(In millions)	Campus Lease	Other Operating Leases	Total
2007	$14.3	$196.7	$211.0
2008	14.5	165.7	180.2
2009	14.7	121.8	136.5
2010	14.8	91.2	106.0
2011	15.0	57.2	72.2
2012 and thereafter	231.1	64.8	295.9
Total minimum lease payments	$304.4	$697.4	$1,001.8

Rent Expense:
	Year Ended December 31,
(In millions)	2006	2005	2004
Minimum rents	$242.4	$222.6	$203.0
Occupancy cost	47.8	47.4	45.3
Contingent rents	24.9	25.5	11.1
Total rent expense	$315.1	$295.5	$259.4

From time to time, we enter into store operating leases that provide for free or reduced rental periods, usually during the finish-out of our retail locations before the store opens for business. These periods are commonly referred to as “rent holidays” and average 60 days. Prior to January 2005, we did not recognize straight-line rent expense during the pre-opening rent holiday period but rather began recording rent expense from the day the store opened. Beginning January 1, 2005, we began including the rent holiday period in our straight-line rent calculation. This change did not have a material impact on our results of operations or financial position.

Contingent Liabilities: We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA as part of the sale of our Computer City, Inc. subsidiary to CompUSA, in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments (assuming no projected sublease income) is approximately $92 million. However, we have no reason to believe that CompUSA or the other assignees will not fulfill their obligations under these leases or that we would be unable to sublet the properties; consequently, we do not believe there will be a material impact on our consolidated financial statements as a result of the eventual resolution of these lease obligations.

Purchase Obligations: We have purchase obligations of $254.1 million at December 31, 2006, which include our product commitments, marketing agreements and freight commitments. Of this amount, $235.4 million relates to 2007.

NOTE 14 - SALE AND LEASEBACK TRANSACTION
In December 2005, we entered into a sale and leaseback transaction of our corporate headquarters in Fort Worth, Texas. Under the terms of the arrangement, we sold our corporate campus, including the underlying land, for $220.4 million in net proceeds and will lease it back for a period of 20 years. This transaction qualified for sale-leaseback accounting; therefore, the asset was removed from the balance sheet and the lease has been accounted for as an operating lease. The gain of $4.0 million realized on this transaction has been deferred and will be amortized as a reduction to rent expense over the term of the lease.

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

NOTE 15 - STOCK-BASED INCENTIVE PLANS
We have implemented several plans to award employees stock-based compensation, which are described below. Under the Incentive Stock Plans (“ISPs”) described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The 1997, 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee (“MD&C”) of our Board of Directors specifies the terms for grants of options under these ISPs; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. However, during the third quarter of 2006, we granted 1.7 million options under these ISPs to our chief executive officer and chief financial officer which vest over four years from the date of grant with a term of seven years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

In addition to the ISPs described below, we granted 2.5 million non-plan options to our chief executive officer on July 6, 2006, as part of an inducement grant related to the terms of his employment. These options vest over four years from the date of grant with a term of seven years. A market condition is attached to 2.0 million of these non-plan options that restricts exercise until certain stock price hurdles are achieved. This grant was in addition to the 1.5 million options granted to the chief executive officer on this day under the 1997, 1999 and 2001 ISPs.

In 2004 the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors (“Directors”) as specified in the 1997, 1999 and 2001 ISPs. New Directors receive a one-time grant of 5,000 deferred stock units (“Units”) on the date they attend their first Board meeting. The Deferred Plan also specifies that each Director who has served one year or more as of June 1 of any year will automatically be granted 3,500 Units on the first business day of June of each year in which he or she serves as a Director. Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting may be accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years. There were 107,672 Units outstanding and 876,632 Units available for grant at December 31, 2006.

A brief description of each of our stock plans follows:

1993 Incentive Stock Plan (“1993 ISP”): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. There were no shares available on December 31, 2006, for grants under the 1993 ISP. The 1993 ISP expired March 28, 2003, and no further grants may be made under this plan.

1994 Stock Incentive Plan (“1994 SIP”): As part of our purchase of RadioShack Installation Services (“AmeriLink”) in 1999, we assumed the existing AmeriLink 1994 Stock Incentive Plan and certain related agreements and agreed to convert AmeriLink’s stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management has determined that no further grants will be made under this plan; there were no shares available for grant at December 31, 2006, under the 1994 SIP. There were also certain restricted stock agreements that were assumed by us at the time of acquisition. On September 10, 2003, we sold AmeriLink. The 1994 SIP expired on December 31, 2004, and no further grants may be made under this plan.

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 1,300,971 shares available on December 31, 2006, for grants under the 1997 ISP. The 1997 ISP will expire on February 27, 2007.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 1,231,264 shares available on December 31, 2006, for grants under the 1999 ISP.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 5,074,277 shares available on December 31, 2006, for grants under the 2001 ISP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

	2006		2005		2004
(Share amounts in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,411	$33.82	20,903	$33.79	23,889	$32.85
Grants	5,611	15.33	1,568	28.56	1,256	34.97
Exercised	(158)	11.60	(843)	20.80	(2,399)	21.17
Forfeited	(4,460)	32.62	(1,217)	35.57	(1,843)	38.87
Outstanding at end of year	21,404	$29.38	20,411	$33.82	20,903	$33.79
Exercisable at end of year	15,881	$33.84	17,430	$34.79	17,295	$35.27

Fixed Price Stock Options

(Share amounts in thousands)	Options Outstanding			Options Outstanding
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2006	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2006	Weighted Average Exercise Price
$ 11.30 - 17.56	4,303	6.11	$14.01	291	$16.54
17.58 - 25.00	4,311	3.61	21.56	3,411	22.22
25.48 - 30.03	4,625	2.63	28.92	4,162	28.88
30.99 - 38.35	4,331	4.18	32.32	4,183	37.40
38.41 - 60.16	3,834	3.01	47.02	3,834	47.02
$ 11.30 - 60.16	21,404	3.91	$29.38	15,881	$33.84

Restricted Stock: We may also grant restricted stock to compensate certain of our employees under the 1997 ISP. As of December 31, 2006, 71,369 shares of restricted stock were outstanding. Compensation expense related to restricted shares is recognized ratably over the requisite service period. This expense totaled $0.2 million and $0.7 million for the years ended December 31, 2006 and 2005, respectively. There was no expense for the year ended December 31, 2004.

NOTE 16 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan (“EDCP”) and the Executive Deferred Stock Plan (“EDSP”) became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer under the EDSP delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals under the EDCP may be made in mutual funds. We match 12% of salary and bonus deferrals in the form of our common stock under the EDCP and EDSP. Under the EDSP, participants receive only our common stock. Under the EDSP we match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock.

We contributed $0.6 million, $0.7 million and $0.9 million in total to the combined EDCP and EDSP for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses were included in SG&A. Employee deferrals and employer contributions to the EDCP and EDSP were discontinued effective January 1, 2007, and any unvested Company matching contributions remaining as of December 31, 2006, were immediately vested. All account balances, including Company matching contributions, under these plans will be distributed in the first half of 2007. Accruals related to these plans are recorded as a current liability in our Consolidated Balance Sheets, totaling $27.8 million at December 31, 2006, and will be eliminated upon distribution during the first half of 2007.

NOTE 17 - TERMINATION PROTECTION PLANS
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

There have been no payments under the Level I Plan or Level II Plan for the years shown.

NOTE 18 - RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the “Investment Plan”). Only employees participating in the former plan as of April 29, 2004, could participate in the Investment Plan. New employees were not eligible to participate in the Investment Plan. Effective June 30, 2006, the Investment Plan was suspended and distributions of all shares held by the Investment Plan took place in August 2006. As of December 31, 2006, the Investment Plan did not hold any assets nor have any employee participants. Our contributions to the Investment Plan amounted to $5.6 million, $10.9 million and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 19 - RADIOSHACK 401(k) PLAN
The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was amended on July 1, 2006, and, as amended, allows a participant to defer, via payroll deductions, from 1% to 75% of their annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The amended 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of their annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested in an age appropriate retirement fund for each participant; however, participants may immediately reinvest our contribution into other investment alternatives provided by the 401(k) Plan.

(In millions)	2006	2005	2004
401(k) company contribution	$6.3	$4.7	$4.7

NOTE 20 - STOCK REPURCHASE PROGRAM
On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We repurchased 4.7 million shares of our common stock for $125.8 million for the year ended December 31, 2005, under our approved repurchase programs, but excluding the overnight share repurchase program (“OSR.”) The funding required for these repurchases came from net cash generated from operating activities and cash and cash equivalents. We also repurchased shares in the open market in 2005 to offset the sales of shares to our employee benefit plans. As of December 31, 2006, there was $209.9 million available under the $250 million share repurchase program. Management suspended purchases under the $250 million share repurchase program, while we completed the OSR described below. As of December 31, 2006, management had not resumed share repurchases under the $250 million program.

On August 5, 2005, we entered into an agreement with a financial institution to purchase 20 million shares of our common stock from the financial institution under the OSR. The average share price upon completion of the transaction was $24.15. We funded this payment from available cash on hand and short-term borrowings in the commercial paper market.

NOTE 21 - PREFERRED SHARE PURCHASE RIGHTS
In July 1999, we amended and restated a stockholder rights plan which declared a dividend of one right for each outstanding share of our common stock. The rights plan, as amended and restated, was scheduled to expire on July 26, 2009; however, as discussed below, the rights plan was amended to terminate the plan effective January 31, 2006. The rights were represented by our common stock certificates. If the rights became exercisable, they would have entitled each holder to purchase 1/10,000th of a share of our Series A Junior Participating Preferred Stock for an exercise price of $250 (subject to adjustment). The rights would have become exercisable and traded separately from the common stock only upon the date of public announcement that a person, entity or group ("Person") had acquired 15% or more of our outstanding common stock without the consent or approval of the disinterested directors ("Acquiring Person") or ten days after the commencement or public announcement of a tender or exchange offer which would have resulted in any Person becoming an Acquiring Person. In the event that any Person became an Acquiring Person, the rights would have been exercisable for 60 days thereafter for our common stock with a market value (as determined under the rights plan) equal to twice the exercise price. In the event that, after any Person became an Acquiring Person, we engaged in certain mergers, consolidations, or sales of assets representing 50% or more of our assets or earning power with an Acquiring Person (or Persons acting on behalf of or in concert with an Acquiring Person) or in which all holders of common stock are not treated alike, the rights would have been exercisable for common stock of the acquiring or surviving company with a market value (as determined under the rights plan) equal to twice the exercise price. The rights would not have been exercisable by any Acquiring Person. The rights were redeemable at a price of $0.01 per right prior to any Person becoming an Acquiring Person or, under certain circumstances, after a Person became an Acquiring Person.

On January 13, 2006, the rights plan was amended to provide that the plan would terminate effective January 31, 2006. As a result of this amendment, the rights are no longer outstanding and were not exercisable after January 31, 2006.

NOTE 22 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Prior to January 1, 2006, several officers of the Company were participants in RadioShack’s Salary Continuation Plan (“SCP”) or its Deferred Compensation Plan (“DCP” and, together with the SCP, the “Plans”), which provided a defined benefit to be paid out over a ten-year period upon retirement between the ages of 55 and 70. Participation in the Plans and the benefit payments were based solely on the MD&C’s discretion and approval, and the benefit payments did not bear any relationship to a participant’s present compensation, final compensation or years of service. We accrued benefit payments earned based on the provisions set forth by the MD&C for each individual person. Based on the method by which the Plans were administered and because there was not a specific plan governing the benefit payment calculation, the accounting and disclosure provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” were not previously required.

The Company adopted an unfunded Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2006, for selected officers of the Company. Upon retirement at age 55 years or older, participants in the SERP are eligible to receive, for ten years, an annual amount equal to a percentage of the average of their five highest consecutive years of compensation (base salary and bonus), to be paid in 120 monthly installments. The amount of the percentage increases by 2 ½% for each year of participation in the SERP, up to a maximum of 50%.

To be a participant in the SERP, officers who were participants in the SCP or DCP had to withdraw from the applicable plan and would then only receive benefits under the SERP. These benefits are calculated under the SERP using a formula that calculates the benefit under each plan (SERP, SCP or DCP) and pays the participant the highest dollar benefit.

If a SERP participant terminates employment due to retirement or disability between the ages of 55 and 70, the participant is entitled to his or her normal vested SERP benefit, paid in 120 equal monthly payments.

Based on the effective date of the SERP of January 1, 2006, fiscal year 2006 was the initial year in which an actuarial valuation was performed. The projected benefit obligation at the beginning of the year represents the actuarial valuation that was performed as of January 1, 2006, based on the information and assumptions developed at that time. Participants in the SERP as of January 1, 2006, were given credit for prior service as an officer. Therefore, this service credit generated prior service costs that are not required to be immediately recognized, but that are amortized for purposes of the net periodic benefit cost calculation over the estimated average remaining service period for active employee participants.

We use the last day of the calendar year as a measurement date for determining SERP obligations. The following table sets forth the SERP’s change in projected benefit obligation for the plan for 2006:

Year Ended
(In millions)	December 31, 2006
Projected benefit obligation at beginning of year	$38.8
Service cost	1.3
Interest cost	2.0
Actuarial gain	(0.9)
Benefits paid	(4.5)
Curtailments	(2.3)
Projected benefit obligation at end of year	$34.4

As a result of corporate and field cost reductions, several officers were terminated in the latter part of 2006, resulting in $2.3 million in curtailments. Additionally, the long-term portion of the accrued benefit cost of $29.4 million is included in other non-current liabilities, and the short-term portion of $5.0 million is included in accrued expenses and other current liabilities in the 2006 Consolidated Balance Sheet.

The projected benefit obligation (“PBO”) and accumulated benefit obligation for the plan at December 31, 2006, were $34.4 million and $33.5 million, respectively.

The components of net periodic benefit cost were as follows:

Year Ended
(In millions)	December 31, 2006
Service cost	$1.3
Interest cost	2.0
Net prior service cost amortization	0.3
Charge due to curtailment	0.2
Net periodic benefit cost	$3.8

The PBO is determined using assumptions at the end of the calendar year. The following table presents the key assumptions used in the measurement of the benefit obligation:

2006
Discount rate	5.9%
Rate of compensation increase	3.5%

The net periodic benefit cost is determined using assumptions at the beginning of the calendar year. The following table presents the key assumptions used in the measurement of net periodic benefit cost:

2006
Discount rate	5.5%
Rate of compensation increase	3.5%

We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid. The rate of compensation increase is based on historical and expected increases.

As the SERP is an unfunded plan, benefit payments are made from the general assets of the RadioShack. The expected benefit payments of the SERP for the next ten years are as follows:

(In millions)
2007	$5.1
2008	4.9
2009	4.8
2010	4.6
2011	3.9
2012 through 2016	14.7

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 was effective as of December 31, 2006. See Note 2 - "Summary of Significant Accounting Policies" for more details.

The following schedule presents the incremental effects of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	2006
(In millions)	Pre-SFAS No. 158	Adjustment	Post-SFAS No. 158
Intangible asset	$0.7	$(0.7)	$--
Deferred tax asset	--	0.6	0.6
Other assets, net	$0.7	$(0.1)	$0.6

Accrued pension cost	32.8	--	32.8
Additional minimum liability	0.7	(0.7)	--
PBO adjustment	--	1.6	1.6
Total liabilities	33.5	0.9	34.4
Accumulated other comprehensive loss, net of tax	$--	$(1.0)	$(1.0)

NOTE 23 - DIVIDENDS DECLARED
We declared dividends of $0.25 for each of the years 2006, 2005 and 2004, respectively, which were paid annually in December.

NOTE 24 - PRODUCT SALES INFORMATION
Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2006		2005		2004
Wireless	$1,655.0	34.6%	$1,746.0	34.3%	$1,636.2	33.8%
Accessory	1,087.7	22.8	1,040.2	20.5	1,014.1	20.9
Personal electronics	751.8	15.7	746.5	14.7	653.4	13.5
Modern home	612.0	12.8	672.6	13.2	695.4	14.4
Power	271.4	5.7	302.4	6.0	312.0	6.4
Technical	198.5	4.2	205.2	4.0	204.2	4.2
Service	109.6	2.3	258.1	5.1	210.7	4.4
Service centers and other sales	91.5	1.9	110.7	2.2	115.2	2.4
Consolidated net sales and operating revenues	$4,777.5	100.0%	$5,081.7	100.0%	$4,841.2	100.0%

NOTE 25 - TURNAROUND PROGRAM
On February 17, 2006, as a result of unfavorable profitability experienced within our RadioShack company-operated stores during 2005, we announced the commencement of a turnaround program. The turnaround program was developed to identify opportunities to rationalize our cost structure and increase average unit volume and profitable square footage in our RadioShack company-operated stores. The original terms of the turnaround program consisted of the closing of 400-700 company-operated stores, consolidating certain of our distribution centers, streamlining our overhead infrastructure, and updating our merchandise inventory.

The actual charges for initiatives under the turnaround program were recorded in the period in which we committed to formalized restructuring plans or executed the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance had been met. Charges incurred as part of the turnaround program are recorded in cost of products sold; selling, general and administrative expense; and depreciation and amortization with the exception of the asset impairment charges, which are disclosed in a separate caption within our Consolidated Statements of Income.

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our turnaround program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores.

For these closed stores, we recognized a charge in 2006 of $9.1 million to SG&A for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord.

Regarding the 481 stores we closed as a result of the turnaround program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful lives had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed to certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million has been recognized in SG&A as retention and severance benefits for store employees, with $3.6 million in benefits paid to date.

Additionally, as part of our store closure activities, we incurred and recognized in SG&A $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the year ended December 31, 2006, we recognized a lease obligation charge in SG&A in the amount of $2.0 million on the sale of the Southaven distribution center and a gain of $2.7 million on the sale of the Charleston distribution center. We also incurred a $0.5 million charge related to severance for approximately 100 employees. Additionally, there were $0.4 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the year ended December 31, 2006, resulting in the elimination of approximately 350 positions. We recognized a charge to SG&A of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of December 31, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix.

During the year ended December 31, 2006, we reduced our workforce by approximately 514 positions, primarily within our corporate headquarters. We recorded charges to SG&A for termination benefits and related costs of $11.9 million, of which $6.4 million had been paid as of December 31, 2006.

Inventory Update: We have been replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge to cost of products sold of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our turnaround program.

The following table summarizes the activity related to the 2006 turnaround program from February 17, 2006, through December 31, 2006:

(In millions)	Severance	Leases	Asset Impairments	Accelerated Depreciation	Other	Total
Total charges for 2006	$16.1	$12.3	$9.2	$2.1	$4.9	$44.6

Total spending for 2006, net of amounts realized from sale of fixed assets	(10.4)	(8.5)	--	--	(4.6)	(23.5)
Total non-cash items	--	0.9	(9.2)	(2.1)	(0.2)	(10.6)
Accrual at December 31, 2006	$5.7	$4.7	$--	$--	$0.1	$10.5

All stores identified for closure under the turnaround program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations still exist at December 31, 2006. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations. See the allocation of our turnaround charges within our segments in Note 27 - “Segment Reporting.”

NOTE 26 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31
Year ended December 31, 2006:

Net sales and operating revenues	$1,160.0		$1,099.9		$1,059.5		$1,458.1
Cost of products sold	599.4		580.4		571.6		793.0
Gross profit	560.6		519.5		487.9		665.1

SG&A expense	495.7	(1)(2)	483.6		441.6		482.8
Depreciation and amortization	32.0		33.6	(1)	31.9	(1)	30.7	(1)
Impairment of long-lived assets and other charges	8.9	(1)	0.3	(1)	29.3	(3)	5.8	(4)
Total operating expenses	536.6		517.5		502.8		519.3

Operating income (loss)	24.0		2.0		(14.9)		145.8

Interest income	0.8		0.6		2.5		3.5
Interest expense	(10.6)		(11.5)		(11.2)		(11.0)
Other loss	(0.6)		(1.2)		(2.5)		(4.3)
Income (loss) before taxes	13.6		(10.1)		(26.1)		134.0

Provision for (benefit from) income taxes	5.2		(6.9)		(9.8)		49.5
Net income (loss)	$8.4		$(3.2)		$(16.3)		$84.5

Income (loss) per share:
Basic	$0.06		$(0.02)		$(0.12)		$0.62

Diluted	$0.06		$(0.02)		$(0.12)		$0.62

Shares used in computing income (loss) per share:
Basic	135.8		136.2		136.5		136.5
Diluted	135.8		136.2		136.5		136.5

(1)   During 2006, costs related to the Turnaround Plan, included in SG&A, expense totaled $14.1 million, $17.4 million and $1.8 million for the second, third and fourth quarters, respectively. Accelerated depreciation for the same periods was $1.2 million, $0.6 million and $0.3 million. In addition, impairment charges totaled $8.9 million in the first quarter and $0.3 million in the second quarter. The total of all these costs for 2006 was $44.6 million.
(2)    In the second and third quarters of 2006, $8.5 million and $0.3 million were recognized for the tentative settlement of certain wage-hour lawsuits. These amounts were included in SG&A expense.
(3)   In the third quarter of 2006 impairment charges related to our kiosk operations were recorded for goodwill and intangible assets in the amount of $18.6 million and $10.7 million, respectively.
(4)   Impairment charges for goodwill of $1.2 million and $4.6 million for other long-lived assets were recorded during the fourth quarter of 2006.

	Three Months Ended
(In millions, except per share amounts)	March 31	June 30	Sept. 30		Dec. 31
Year ended December 31, 2005:

Net sales and operating revenues	$1,122.9	$1,092.2	$1,194.7		$1,671.9
Cost of products sold	556.7	538.0	626.6		985.0	(1)
Gross profit	566.2	554.2	568.1		686.9

SG&A expense	450.5	431.4	447.5		572.3
Depreciation and amortization	29.5	30.4	31.7		32.2
Total operating expenses	480.0	461.8	479.2		604.5

Operating income	86.2	92.4	88.9		82.4

Interest income	1.8	1.8	1.2		1.1
Interest expense	(9.3)	(9.4)	(11.7)		(14.1)
Other income	10.2	--	--		--
Income before taxes	88.9	84.8	78.4		69.4

Provision for (benefit from) income taxes	33.9	32.5	(30.1)	(2)	15.3	(2)

Income before cumulative effect of change in accounting principle	55.0	52.3	108.5		54.1

Cumulative effect of change in accounting principle, net of a $1.8 million tax benefit	--	--	--		(2.9)	(3)
Net income	$55.0	$52.3	$108.5		$51.2

Income per share:
Basic:
Income before cumulative effect of change in accounting principle	$0.35	$0.34	$0.76		$0.40
Cumulative effect of change in accounting principle, net of taxes	--	--	--		(0.02)
Basic income per share	$0.35	$0.34	$0.76		$0.38

Assuming dilution:
Income before cumulative effect of change in accounting principle	$0.34	$0.33	$0.75		$0.40
Cumulative effect of change in accounting principle, net of taxes	--	--	--		(0.02)
Diluted income per share	$0.34	$0.33	$0.75		$0.38

Shares used in computing income per share:
Basic	158.3	155.9	143.4		135.4
Diluted	159.5	156.4	143.9		135.7

(1)   During the fourth quarter of 2005, we recognized a non-cash year-end inventory obsolescence charge of $62.0 million, as a result of both our normal inventory review process and the inventory update aspect of our turnaround program.
(2)   During the third quarter of 2005, we recognized a non-cash income tax benefit of $56.5 million as a result of the release of a tax contingency reserve (see Note 11). We also recognized a total tax benefit of $8.9 million in 2005 related to $49.4 million of repatriated foreign earnings as a result of the AJC Act of which $2.9 million and $6.0 million related to the third and fourth quarters of 2005, respectively.
(3)   FIN No. 47 became effective for fiscal years ending after December 15, 2005; therefore, we adopted this interpretation during the fourth quarter of 2005. As a result, we recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected as a cumulative effect of change in accounting principle as permitted by FIN 47 (see Note 8).

The sum of the quarterly income (loss) per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

NOTE 27 - SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores (excluding Canadian company-operated stores) and kiosks. RadioShack consists solely of our 4,467 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 772 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronic products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings, and performance relative to size.

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

The table below shows our 2006 turnaround program costs and impairments allocated by reportable segments.

(In millions)	RadioShack Company-Owned Stores	Kiosks	Other	Unallocated	Total
Turnaround Program:
Impairment of property, plant & equipment	$9.2	$-	$-	$-	$9.2
Severance	3.8	-	0.9	11.4	16.1
Lease costs	9.1	-	1.2	2.0	12.3
Gain on Charleston distribution center	-	-	-	(2.7)	(2.7)
Other	6.1	-	0.1	1.4	7.6
Accelerated depreciation	2.1	-	-	-	2.1
	$30.3	$-	$2.2	$12.1	$44.6

Impairments:
Goodwill	$-	$18.6	$1.2	$-	$19.8
Intangibles	-	10.7	-	-	10.7
Property, plant & equipment	1.0	1.8	1.8	-	4.6
	$1.0	$31.1	$3.0	$-	$35.1

	$31.3	$31.1	$5.2	$12.1	$79.7

The costs above are included in the 2006 segment table that follows this table.

Amounts in the other category below include our business activities that are not separately reportable and our dealer network, e-commerce, third-party service centers, manufacturing, foreign operations and commercial sales.

(In millions)	Year Ended December 31,
	2006	2005	2004
Net sales and operating revenues:
RadioShack company-operated stores	$4,079.8	$4,480.8	$4,472.4
Kiosks	340.5	262.7	56.4
Other	357.2	338.2	312.4
	$4,777.5	$5,081.7	$4,841.2

Operating income:
RadioShack company-operated stores	$525.8	$697.6	$873.5
Kiosks	(25.1)	(12.4)	(5.8)
Other	(1.1)	35.2	57.2
	499.6	720.4	924.9

Unallocated (1)	(342.7)	(370.5)	(366.6)
Operating income	156.9	349.9	558.3

Interest income	7.4	5.9	11.4
Interest expense	(44.3)	(44.5)	(29.6)
Other income	(8.6)	10.2	2.0
Income before income taxes	$111.4	$321.5	$542.1

Depreciation and amortization:
RadioShack company-operated stores	$58.2	$52.0	$49.7
Kiosks	10.2	9.0	2.2
Other	2.3	6.6	2.8
	70.7	67.6	54.7
Unallocated (2)	57.5	56.2	46.7
	$128.2	$123.8	$101.4

Capital expenditures:
RadioShack company-operated stores	$52.1	$72.5	$39.8
Kiosks	1.4	16.3	1.2
Other	3.4	2.5	0.6
	56.9	91.3	41.6
Unallocated (3)	34.1	79.4	187.8
	$91.0	$170.7	$229.4

(1)    The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.
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

3.3
Certificate of Elimination of Series C Conversion Preferred Stock of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(ii) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.4
Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of RadioShack Corporation dated July 26, 1999 (filed as Exhibit 3a(iii) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

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

4.1
Amended and Restated Rights Agreement dated as of July 26, 1999 (filed as Exhibit 4a to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

4.2
First Amendment to Amended and Restated Rights Agreement, dated as of February 20, 2004, between RadioShack Corporation and Equiserve Trust Company, N.A. (filed as Exhibit 4a to RadioShack’s Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

4.3
Second Amendment to Amended and Restated Rights Agreement, dated effective January 31, 2006, by and between RadioShack Corporation and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to RadioShack's Form 8-K filed on January 17,2006, and incorporated herein by reference).

10.1
Death Benefit Agreement effective December 27, 2001, among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 13, 2002, for the fiscal quarter ended March 31, 2002, and incorporated herein by reference).

10.2
Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries including amendment dated June 14, 1984, with respect to participation by certain executive employees, as restated October 4, 1990 (filed as Exhibit 10a to RadioShack’s Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.3
RadioShack Corporation Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack’s Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.4
RadioShack Corporation Officers Life Insurance Plan as amended and restated effective August 22, 1990 (filed as Exhibit 10k to RadioShack’s Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.5
Third Restated Trust Agreement RadioShack Employees Supplemental Stock Program through Amendment No. VI dated August 31, 1999 (filed as Exhibit 10h to RadioShack’s Form 10-Q filed on November 12, 1999, for the fiscal quarter ended September 30, 1999, and incorporated herein by reference).

10.6
Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack’s Form 10-Q filed on August 14, 1995, for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.7
RadioShack Corporation Amended and Restated Termination Protection Plan (Level I) (filed as Exhibit 10.10 to RadioShack’s Form 10-Q filed on October 25, 2006, for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

10.8*	RadioShack Corporation Officers' Severance Program.

10.9
Form of AmeriLink Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.1 to AmeriLink Corporation’s registration statement on Form S-1 file No. 33-69832 and filed as Exhibit A to the AmeriLink Corporation’s 1998 Proxy Statement dated July 6, 1998, which was filed on July 7, 1998, and incorporated herein by reference).

10.10
RadioShack Corporation Executive Deferred Compensation Plan, effective April 1, 1998 (filed as Exhibit 10s to RadioShack’s Form 10-K filed on March 26, 1998, for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.11
Amendment No. 1 to RadioShack Corporation Executive Deferred Compensation Plan, effective December 12, 2001 (filed as Exhibit 10.12 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.12
Amendment No. 2 to RadioShack Corporation Executive Deferred Compensation Plan, effective December 31, 2005 (filed as Exhibit 10.13 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.13
Amendment No. 3 to RadioShack Corporation Executive Deferred Compensation Plan, dated December 21, 2006 (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 27, 2006, and incorporated herein by reference).

10.14
RadioShack Corporation Executive Deferred Stock Plan, effective April 1, 1998 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 26, 1998, for the fiscal year ended December 31, 1997, and incorporated herein by reference).

10.15
Amendment No. 1 to RadioShack Corporation Executive Deferred Stock Plan, effective December 12, 2001 (filed as Exhibit 10.15 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.16
Amendment No. 2 to RadioShack Corporation Executive Deferred Stock Plan, effective December 31, 2005 (filed as Exhibit 10.16 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.17
Third Amendment to the RadioShack Corporation Executive Deferred Stock Plan, dated December 21, 2006 (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on December 27, 2006, and incorporated herein by reference).

10.18
RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 28, 2003, for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.19
Form of September 30, 1997, Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack’s Form 10-Q filed on May 13, 1998, for the fiscal quarter ended March 31, 1998, and incorporated herein by reference).

10.20
RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10.21	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.22	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.23	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.24
Five Year Credit Agreement dated as of June 16, 2004, among RadioShack Corporation, Citibank, N.A., as Administrative Agent, Paying Agent and Lender, Bank of America, N.A. as Administrative Agent, Initial Issuing Bank and Lender, Wachovia Bank, National Association as Co-Syndication Agent, Initial Issuing Bank and Lender, Keybank National Association and Suntrust Bank, as Co-Syndication Agents and Lenders, Citigroup Global Markets Inc. and Bank of America Securities, LLC as Joint Lead Arrangers and Bookrunners (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on August 5, 2004, for the fiscal quarter ended June 30, 2004, and incorporated herein by reference).

10.25
Amendment No. 1 to the Five Year Credit Agreement dated as of April 29, 2005, among RadioShack Corporation, the Banks, Financial Institutions and Other Institutional Lenders Parties to the Credit Agreement, and Citibank, N.A., as Agent for the Lenders (filed as Exhibit 10h to RadioShack’s Form 10-Q filed on August 8, 2005, for the fiscal quarter ended June 30, 2005, and incorporated herein by reference).

10.26
Amendment No. 2, dated as of June 12, 2006, to the Five Year Credit Agreement, among RadioShack Corporation, the banks, financial institutions and other institutional lenders, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, Keybank National Association and Suntrust Bank, as Co-Syndication Agents, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners, and Citibank, N.A., as Administrative Agent and as Paying Agent (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 16, 2006, and incorporated herein by reference).

10.27
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

10.28
Amended and Restated RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.29
RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference).

10.30	RadioShack Investment Plan (filed as Exhibit 10d to RadioShack’s Form 10-Q filed on August 5, 2004, for the fiscal quarter ended June 30, 2004, and incorporated herein by reference).

10.31
Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on November 11, 2004, for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

10.32
Transition Agreement, dated January 12, 2005, between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on January 13, 2005, and incorporated herein by reference).

10.33
Consulting Agreement, dated May 18, 2006, between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).

10.34	RadioShack Corporation Bonus Plan for Executive Officers (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.35	RadioShack Corporation 2006 Annual Incentive Bonus Plan (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.36	Description of 2006 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.37	RadioShack Corporation Long-Term Incentive Plan (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.38
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2004 through 2006 Performance Cycle (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.39
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2005 through 2007 Performance Cycle (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.40
Description of Long-Term Incentive Performance Measures for Executive Officers for the March 27, 2006 through March 26, 2009 Performance Cycle (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on March 30, 2006, and incorporated herein by reference).

10.41
Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10.42	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.43
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.44
Overnight Share Repurchase Agreement, dated August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.45
Purchase and Sale Agreement, dated December 12, 2005, between RadioShack Corporation and Kan Am Grund Kapitalanlagegesellschaft mbH (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 16, 2005).

10.46	Lease, dated December 20, 2005, between Kan Am Riverfront Campus, LP, as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on December 21, 2005).

10.47
RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.48
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.49
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.50
Resignation Agreement and Release, dated February 20, 2006, between RadioShack Corporation and David J. Edmondson (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on February 21, 2006, and incorporated herein by reference).

10.51
Separation Agreement, effective March 31, 2006, between RadioShack Corporation and Mark C. Hill (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on April 7, 2006, and incorporated herein by reference).

10.52	Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.53
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.54
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.55
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.56
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.57
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.58
Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.59
Employment Offer Letter to James F. Gooch from RadioShack Corporation, dated July 27, 2006 (filed as Exhibit 10.8 to RadioShack’s Form 10-Q filed on October 25, 2006, for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

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