Form 10-Q
period 2007-03-31
RADIOSHACK CORP
filed 2007-04-30
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 20, 2007 was 135,558,963.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2007	2006

Net sales and operating revenues	$992.3	$1,160.0
Cost of products sold	475.9	599.4
Gross profit	516.4	560.6

Operating expenses:
Selling, general and administrative	412.0	495.7
Depreciation and amortization	29.2	32.0
Impairment of long-lived assets	0.6	8.9
Total operating expenses	441.8	536.6

Operating income	74.6	24.0

Interest income	6.5	0.8
Interest expense	(10.6)	(10.6)
Other loss	(1.0)	(0.6)

Income before income taxes	69.5	13.6
Income tax provision	27.0	5.2

Net income	$42.5	$8.4

Net income per share (see Note 2):
Basic	$0.31	$0.06
Diluted	$0.31	$0.06

Shares used in computing net income per share:
Basic	136.2	135.8
Diluted	137.1	135.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(In millions, except for share amounts)	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$463.2	$472.0	$45.4
Accounts and notes receivable, net	168.8	247.9	265.4
Inventories	650.8	752.1	960.0
Other current assets	131.1	127.6	148.1

Total current assets	1,413.9	1,599.6	1,418.9

Property, plant and equipment, net	365.8	386.3	455.8
Other assets, net	104.1	84.1	104.1
Total assets	$1,883.8	$2,070.0	$1,978.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$178.5	$194.9	$163.7
Accounts payable	182.3	254.5	211.9
Accrued expenses and other current liabilities	330.6	442.2	330.3
Income taxes payable	3.6	92.6	42.5

Total current liabilities	695.0	984.2	748.4

Long-term debt, excluding current maturities	342.0	345.8	491.9
Other non-current liabilities	147.3	86.2	127.4

Total liabilities	1,184.3	1,416.2	1,367.7

Commitments and contingent liabilities (see Notes 5 and 6)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	98.3	92.6	92.7
Retained earnings	1,830.6	1,780.9	1,749.8
Treasury stock, at cost; 55,594,000, 55,196,000 and 55,710,000 shares, respectively	(1,418.4)	(1,409.1)	(1,422.2)
Accumulated other comprehensive loss	(2.0)	(1.6)	(0.2)
Total stockholders’ equity	699.5	653.8	611.1
Total liabilities and stockholders’ equity	$1,883.8	$2,070.0	$1,978.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

Cash flows from operating activities:
Net income	$42.5	$8.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29.2	32.0
Provision for credit losses and bad debts	0.3	0.2
Impairment of long-lived assets	0.6	8.9
Other items	1.6	3.9
Changes in operating assets and liabilities:
Accounts and notes receivable	79.1	43.8
Inventories	101.4	4.9
Other current assets	(10.0)	(26.7)
Accounts payable, accrued expenses, income taxes payable and other	(196.9)	(358.0)
Net cash provided by (used in) operating activities	47.8	(282.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(10.7)	(27.2)
Proceeds from sale of property, plant and equipment	1.3	0.8
Other investing activities	(0.3)	(0.2)
Net cash used in investing activities	(9.7)	(26.6)

Cash flows from financing activities:
Purchases of treasury stock	(45.2)	--
Sale of treasury stock to employee benefit plans	--	7.5
Proceeds from exercise of stock options	19.9	0.1
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(21.6)	125.5
Reductions of long-term borrowings	--	(2.5)
Net cash (used in) provided by financing activities	(46.9)	130.6

Net decrease in cash and cash equivalents	(8.8)	(178.6)
Cash and cash equivalents, beginning of period	472.0	224.0
Cash and cash equivalents, end of period	$463.2	$45.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2007 and 2006, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - BASIC AND DILUTED INCOME PER SHARE
Basic income per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following table reconciles the numerator and denominator used in the basic and diluted income per share calculations for the periods presented:

	Three months ended March 31,
	2007	2006
Numerator:
Net income	$42.5	$8.4

Denominator:
Weighted average shares	136.2	135.8
Incremental common shares attributable to stock option plans	0.9	--

Weighted average shares for diluted net income per share	137.1	135.8

Basic income per share	$0.31	$0.06
Diluted income per share	$0.31	$0.06

Options to purchase 12.7 million and 19.6 million shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2007 and 2006, was $42.0 million and $7.9 million, respectively. The other components of comprehensive income in both 2007 and 2006, aside from net income for the periods reported, were unrealized losses on securities and foreign currency translation adjustments.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption will be recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7 - “Income Taxes” for a discussion of the impact of FIN 48.

NOTE 5 - LITIGATION
We and certain of our former and current directors and officers are currently parties to two putative class action lawsuits, styled Damore v. RadioShack et al. and Hawana v. RadioShack et al., which were filed in the United States District Court for the Northern District of Texas, Fort Worth Division, on March 16, 2007, and March 27, 2007, respectively. These actions purport to be brought on behalf of all persons who purchased RadioShack’s common stock between January 14, 2003, and June 7, 2006. The complaints allege, among other things, that we failed to disclose material adverse facts about our financial well-being, business relationships and prospects. The complaints seek, among other things, a declaration that the actions are a proper class action, as well as awards for damages and interest, reasonable costs and expenses (including attorneys’ and experts’ fees). We believe the alleged causes of action are without merit and we intend to vigorously defend against these cases.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits, which we recorded in the second and third quarters of 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement is not approved, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of March 31, 2007, assuming no projected sublease income, is approximately $110 million. On February 27, 2007, CompUSA announced the closure of approximately 126 of its stores as part of a nationwide realignment of its operations, some of which are stores for which we have guaranteed the leases. We are continuing to monitor this situation; however, at this time we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

NOTE 7 - INCOME TAXES
RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (“IRS”) concluded its examination of our consolidated federal income tax returns for the tax years 1998 through 2001 and issued a Revenue Agents Report (“RAR”) on August 30, 2004. Currently, we have either agreed with the conclusions of the RAR or resolved any issues in disagreement with the IRS Office of Appeals (“Office of Appeals”), with the exception of a jobs tax credit issue which is still before the Office of Appeals. The U.S. federal statute of limitations remains open for the 1998 tax year and beyond. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various U.S., state and foreign jurisdictions.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect of the adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income taxes payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits, and the previously mentioned $7.2 million increase to retained earnings.

As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $49.0 million. The amount, if recognized, that would affect the effective tax rate is $35.7 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest expense associated with uncertain tax positions was $16.6 million.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, we do not expect the change to have a significant impact on our results of operations or our financial position.

NOTE 8 - FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. In the quarter ended March 31, 2007, we determined that we were entitled to a refund in the amount of $14.0 million, which we recorded as a reduction to our cost of products sold, plus $1.4 million in interest income. We will claim this refund in the form of a tax credit when our 2006 federal income tax return is filed in September 2007.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS
In March 2007, we recorded a $0.6 million impairment of long-lived assets relating primarily to our company-operated stores. We recorded this amount based on the remaining estimated future cash flows of the long-lived assets.

In February 2006 our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. As of March 31, 2006, we had identified 481 specific stores for closure, thus indicating that the carrying amount of some of the identified stores’ long-lived assets would not be recoverable. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in an $8.9 million impairment loss for the three months ended March 31, 2006.

NOTE 10 - STOCK REPURCHASE PROGRAM
In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We repurchased 1.8 million shares or $46.5 million of our common stock during the three months ended March 31, 2007. We used cash of $45.2 million to repurchase this stock, with the difference to be paid in April 2007. As of March 31, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

NOTE 11 - CORPORATE HEADCOUNT REDUCTION
In connection with a reduction in corporate support staff of approximately 280, we recorded a pre-tax charge of approximately $8.5 million for employee seperation costs. This charge was recorded in SG&A.

NOTE 12 - TURNAROUND RESTRUCTURINGS
At March 31, 2007, the balance in the restructuring reserve related to the 2006 turnaround program was $7.4 million. This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the quarter ended March 31, 2007, $3.1 million was applied against this reserve.

NOTE 13 - SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores and kiosks. RadioShack consists solely of our 4,442 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 763 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

Amounts in the other category below include our dealer network, e-commerce, third-party service centers, manufacturing, foreign operations and commercial sales.

	Three Months Ended March 31,
(In millions)	2007	2006 (1)

Net sales and operating revenues:
RadioShack company-operated stores	$848.4	$996.1
Kiosks	77.3	78.1
Other	66.6	85.8
	$992.3	$1,160.0

Operating income:
RadioShack company-operated stores (2)	$178.1	$167.1
Kiosks	4.6	(2.5)
Other (3)	8.9	(1.1)
	191.6	163.5
Unallocated (4)	(117.0)	(139.5)
Operating income	74.6	24.0

Interest income	6.5	0.8
Interest expense	(10.6)	(10.6)
Other (loss) income	(1.0)	(0.6)
Income before income taxes	$69.5	$13.6

Depreciation and amortization:
RadioShack company-operated stores	$13.5	$14.2
Kiosks	1.6	2.7
Other	0.5	0.6
	15.6	17.5
Unallocated (5)	13.6	14.5
	$29.2	$32.0

Capital expenditures:
RadioShack company-operated stores	$3.8	$14.0
Kiosks	--	0.8
Other	0.1	0.8
	3.9	15.6
Unallocated (6)	6.8	11.6
	$10.7	$27.2

(1)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated between the segments and Unallocated.
(2)
Operating income for the three months ended March 31, 2007, includes a $14.0 million federal excise tax refund and $0.4 million impairment of long-lived assets on furniture, fixtures and leasehold improvements.  Operating income for the three months ended March 31, 2006, includes an $8.9 million charge for impairment of long-lived assets on furniture, fixtures and leasehold improvements for stores identified for closure in July 2006.

(3)	Operating income for the three months ended March 31, 2007, includes $0.2 million for the impairment of long-lived assets on machinery and equipment.
(4)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

Overall, our day-to-day focus is concentrated in four major areas:

•	Provide our customers a positive in-store experience
•	Grow gross profit dollars by increasing the overall value of each ticket
•	Continually reduce costs throughout the organization
•	Allocate the dollars generated from operations appropriately by investing only in projects that have an adequate return or are operationally necessary

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

The change in net sales and operating revenues, coupled with the review of gross profit dollars, provides us with an overall indication of the demand for our products and services. Comparable store sales include the sales of any domestic retail location where we have a physical presence, including RadioShack company-operated stores and kiosks, that has more than 12 full months of recorded sales.

The table below summarizes these revenue metrics for the periods indicated:

	Three Months Ended March 31,
	2007	2006	2005
Consolidated net sales and operating revenues (decrease) growth	(14.5%)	3.3%	2.8%
Comparable store sales decrease	(9.2%)	(0.5%)	(1.4%)

Both consolidated net sales and operating revenues and comparable store sales declined in 2007, in part due to a sales decrease within our RadioShack company-operated stores segment’s wireless and personal electronics platforms. The consolidated net sales and operating revenues decline was also impacted by the closure of 481 company-operated stores in July 2006.

Gross Profit and Gross Margin Metrics

We view our gross profit dollars and gross margin as key metrics of our financial performance, as they indicate the extent to which we are able to manage our product costs and sales volume.

The table below summarizes gross profit and gross margin for the periods indicated:

	Three Months Ended March 31,
	2007	2006	2005
Gross profit	$516.4	$560.6	$566.2
Gross margin	52.0%	48.3%	50.4%

Our first quarter gross margin improved due to a mix shift toward higher gross margin products and improved inventory management. In addition, a $14.0 million refund of federal excise taxes favorably increased our gross margin by 1.4 percentage points.

Operating Income Metrics

Operating income from our two operating segments, as well as the other and unallocated categories, is as follows:

	Three Months Ended March 31,
(In millions)	2007	2006 (1)	2005 (1)
RadioShack company-operated stores (2)	$178.1	$167.1	$218.0
Kiosks	4.6	(2.5)	(3.6)
Other (3)	8.9	(1.1)	7.5
	191.6	163.5	221.9

Unallocated	(117.0)	(139.5)	(135.7)
Operating income	$74.6	$24.0	$86.2

(1)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated between the segments and Unallocated.
(2)
Operating income for the three months ended March 31, 2007, includes a $14.0 million federal excise tax refund and $0.4 million impairment of long-lived assets on furniture, fixtures and leasehold improvements. Operating income for the three months ended March 31, 2006, includes an $8.9 million charge for impairment of long-lived assets on furniture, fixtures and leasehold improvements for stores closed in July 2006.

(3)	Operating income for the three months ended March 31, 2007, includes $0.2 million for the impairment of long-lived assets on machinery and equipment.

For more information regarding our operating segments, see Note 13 - “Segment Reporting” in our Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

RadioShack Retail Outlets

The table below shows our retail locations at March 31, 2007, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
RadioShack company-operated stores (1)	4,442	4,467	4,460	4,746	4,933
Kiosks (2)	763	772	778	777	778
Dealer and other outlets (3)	1,560	1,596	1,620	1,635	1,662
Total number of retail locations	6,765	6,835	6,858	7,158	7,373

(1)
During the past four quarters, we closed a total of 491 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline resulted primarily from the closure of 481 locations in July 2006, as well as our decision not to renew leases on other locations that failed to meet our financial return goals.

(2)
Kiosks decreased by 15 locations during the past four quarters. SAM’S CLUB has the unconditional right to assume the operation of up to 75 kiosk locations (in total), as well as additional kiosks in the event we fail to meet certain specified performance metrics. They exercised this unconditional right to assume operation of 44 kiosk locations during 2005 that were previously operated by us.
(3)
During the past four quarters, we closed 102 dealer and other outlets, primarily related to dealers (typically by terminating our relationship with the dealers), net of new outlet openings and conversions to RadioShack company-operated stores. This declining trend is due to the closure of smaller outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues by our two operating segments and other sales are as follows:
	Three Months Ended March 31,
(In millions)	2007	2006	2005

RadioShack company-operated stores	$848.4	$996.1	$1,013.4
Kiosks	77.3	78.1	47.4
Other sales	66.6	85.8	62.1
Consolidated net sales and operating revenues	$992.3	$1,160.0	$1,122.9

Consolidated net sales decreased 14.5% to $992.3 million for the three months ended March 31, 2007, from $1,160.0 million in the corresponding prior year period. The decrease was primarily the result of a 23% decrease in our wireless platform sales and a 15% decrease in our personal electronics platform sales. This sales decrease was also impacted by the 481 company-operated stores closed in July 2006. Additionally, this consolidated net sales and operating revenues decrease was attributable, to a lesser extent, to a 22% decrease in other sales related primarily to third-party repair activities. We had a 9.2% decrease in comparable store sales primarily attributable to lower sales of wireless and personal electronics products.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment decreased $147.7 million or 14.8%, including $50.9 million related to the 2006 turnaround plan store closings. The sales decline for the segment after considering the effect of store closings in 2006 was $96.8 million.

Sales in our wireless platform (includes wireless handsets and communication devices such as scanners, GPS and two-way radios) after considering the effect of store closings in 2006 decreased 25% for the three months ended March 31, 2007, when compared to the corresponding prior year period. This decrease was primarily driven by a decline in unit sales of wireless handsets. Factors contributing to this sales decline included promotional activity during the prior year period not repeated in 2007, an unfavorable mix shift to prepaid handsets from postpaid, and a sluggish wireless industry environment. This decrease was partially offset by the sales of various recently-introduced GPS products. Wireless platform sales including stores closed in 2006 decreased 28%.

Sales in our accessory platform (includes accessories for home entertainment products, wireless handsets, digital imaging products and computers) after considering the effect of store closings in 2006 were flat for the three months ended March 31, 2007, when compared to the corresponding prior year period. The results included increases of music and computer accessories sales, offset by a decline in sales of both home entertainment accessories and iGo power adapters. Accessory platform sales including stores closed in 2006 decreased 6%.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) after considering the effect of store closings in 2006 increased 4% for the three months ended March 31, 2007, when compared to the corresponding prior year period. This increase was the result of increased sales of flat panel televisions, flash and external hard drives, and DVD players, partially offset by a decline in telephone sales. Modern home platform sales including the stores closed in 2006 decreased 1%.

Sales in our personal electronics platform (includes digital cameras, camcorders, toys, wellness products, digital music players and satellite radios) after considering the effect of store closings in 2006 decreased 9% for the three months ended March 31, 2007, compared to the corresponding prior year period. This sales decrease was driven primarily by decreased sales of satellite radios and toys, but was partially offset by an increase in sales of digital cameras and digital music players. Personal electronics platform sales including the stores closed in 2006 decreased 13%.

Sales in our power platform (includes general and special purpose batteries and battery chargers) after considering the effect of store closings in 2006 increased 1% for the three months ended March 31, 2007, when compared to the corresponding prior year period. The sales increase was due to increased sales of special purpose lithium batteries, partially offset by a decline in sales of general purpose batteries. Power platform sales including the stores closed in 2006 decreased 6%.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) after considering the effect of store closings in 2006 decreased 3% for the three months ended March 31, 2007, when compared to the corresponding prior year period. The sales decrease was due primarily to a decrease in sales of tools and robotic kits. Technical platform sales including the stores closed in 2006 decreased 10%.

Sales in our service platform (includes prepaid wireless airtime, bill payment revenue and extended service plans) after considering the effect of store closings in 2006 increased 4% for the three months ended March 31, 2007, when compared to the corresponding prior year period. This increase was due primarily to increased sales of prepaid wireless airtime and extended service plans, but was partially offset by a decrease in bill payment revenue. Service platform sales including the stores closed in 2006 decreased 2%.

Kiosks Segment

Kiosk sales consist primarily of postpaid and repaid wireless sales and related wireless accessory sales. Kiosk sales decreased $0.8 million or 1.0% for the three months ended March 31, 2007, when compared to the corresponding prior year period. This decrease was the result of fewer kiosk locations compared to the first quarter of 2006.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities, and, in 2006, sales of our now closed Canadian company-operated stores. Other sales were down $19.2 million for the three months ended March 31, 2007, or a decrease of 22.4%, when compared to the corresponding prior year period. This sales decrease was primarily due to a decline in service center revenue resulting from the sale or closure of five service centers in the second quarter of 2006.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2007, was $516.4 million or 52.0% of net sales and operating revenues, compared with $560.6 million or 48.3% of net sales and operating revenues in the corresponding prior year period, resulting in a 7.9% decrease in gross profit, but a 3.7 percentage point increase in our gross margin. The decrease in gross profit was primarily the result of a decline in net sales and operating revenues. Our first quarter gross margin improved due to a mix shift toward higher gross margin products and better end-of-life management of our inventory. In addition, a $14.0 million refund of federal telecommunications excise taxes favorably increased our gross margin by 1.4 percentage points. See Note 8 - “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

Selling, General and Administrative Expense

Our consolidated SG&A expense decreased 16.9% or $83.7 million for the three months ended March 31, 2007, when compared to the corresponding prior year period. This represents a 1.2 percentage point decrease to 41.5% from 42.7% of net sales and operating revenues for the corresponding prior year period.

Compensation expense decreased in both dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2007. Decreases were driven by a decrease in our corporate support staff, a reduction of store personnel from store closures in 2006, and better management of store labor hours. This decrease was partially offset by charges of $8.5 million, representing a reduction in corporate support staff of approximately 280 of which the majority consisted of compensation charges. Professional fees decreased in both dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2007. The professional fee decrease was driven by a reduction in legal fees relating to the 2006 defense costs for certain class action lawsuits, as well as the reduction in the use of consultants. Advertising expense decreased both in dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2007, primarily due to a change in our mix of media from television to more radio and print usage, as well as a reduction in our sponsorship programs.

Depreciation and Amortization

The tables below summarize our depreciation and amortization expense by segment for each reporting period.

	Three Months Ended March 31,
(In millions)	2007	2006 (1)	2005 (1)

RadioShack company-operated stores	$13.5	$14.2	$12.5
Kiosks	1.6	2.7	2.3
Other	0.5	0.6	0.6
Unallocated	13.6	14.5	14.1
Consolidated depreciation and amortization	$29.2	$32.0	$29.5

(1)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter company amounts have been reallocated between the segments and Unallocated.

Impairment of Long-lived Assets

In March 2007, we recorded a $0.6 million impairment of long-lived assets relating primarily to our company-operated stores. We recorded this amount based on the remaining estimated future cash flows of the long-lived assets.

In February 2006, as part of our turnaround program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. As of March 31, 2006, we had identified 481 specific stores for closure, thus indicating that the carrying amount of some of the identified stores’ long-lived assets would not be recoverable. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in an $8.9 million impairment loss for the three months ended March 31, 2006.

Net Interest Expense

Consolidated interest expense, net of interest income, for the three months ended March 31, 2007, was $4.1 million versus $9.8 million for the first three months in 2006.

Interest expense was flat for the three months ended March 31, 2007, when compared to the corresponding prior year period.

Interest income increased $5.7 million for the three months ended March 31, 2007, compared to the corresponding prior year period, due to the higher average investment balances. Additionally, we recorded $1.4 million in interest related to the federal telecommunications excise tax refund.

Interest expense, net of interest income, in 2007 is expected to decrease as a result of higher average investment balances when compared to last year, as well as our anticipated payment of $150 million of our 10-year unsecured long-term notes on September 1, 2007. See “Long-Term Notes” below.

Other Loss

For the three months ended March 31, 2007 and 2006, we recognized an unrealized loss of $1.0 million and $0.6 million, respectively, relating to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of our mark to market of these warrants.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year. Our effective tax rates for the quarters ended March 31, 2007 and 2006, were 38.8% and 38.2%, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted if all of the requirements of SFAS 157 are adopted. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. Any transition adjustment recognized on the date of adoption will be recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7 - “Income Taxes” for a discussion of the impact of FIN 48.

CASH FLOW AND LIQUIDITY

Cash Flow - Operating Activities

Cash provided by operating activities for the three months ended March 31, 2007, was $47.8 million, compared to cash usage of $282.6 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $74.2 million and $53.4 million for the three months ended March 31, 2007 and 2006, respectively. This increase was due primarily to an increase in operating profits in 2007, compared to the prior year. Cash used in working capital components was $26.4 million and $336.0 million for the three months ended March 31, 2007 and 2006, respectively. This decrease in cash used in working capital components was primarily the result of changes in accounts payable and inventory, as a result of improved inventory management.

Cash Flow - Investing Activities

Cash used in investing activities was $9.7 million for the three months ended March 31, 2007, compared to $26.6 million for the corresponding prior year period. Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2007 will range from $60 million to $80 million. RadioShack company-operated store remodels and relocations, as well as updated information systems, will account for the majority of our anticipated 2007 capital expenditures. As of March 31, 2007, we had $463.2 million in cash and cash equivalents. These cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs.

Cash Flow - Financing Activities

Cash used in financing activities was $46.9 million for the three months ended March 31, 2007, compared to cash provided of $130.6 million for the corresponding prior year period. We used cash of $45.2 million to repurchase our common stock during the three months ended March 31, 2007, while no shares were repurchased in the corresponding prior year period. The 2007 stock repurchases were partially funded by $19.9 million received from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. Additionally, our net borrowings decreased $21.6 million for the three months ended March 31, 2007, compared to a net increase of $123.0 million during the corresponding prior year period. The decrease in 2007 primarily relates to outstanding checks in excess of cash balances.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, provided $37.1 million for the three months ended March 31, 2007, compared to a $309.8 million usage during the corresponding prior year period. This increase in free cash flow was the result of an increase in cash provided by working capital components, primarily accounts payable and inventory and, to a lesser extent, an increase in net income.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $47.8 million for the three months ended March 31, 2007, compared to a cash usage of $282.6 million for the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2007	2006	2006

Net cash provided by (used in) operating activities	$47.8	$(282.6)	$314.8
Less:
Additions to property, plant and equipment	10.7	27.2	91.0
Dividends paid	--	--	33.9

Free cash flow	$37.1	$(309.8)	$189.9

FINANCIAL CONDITION AND CAPITAL STRUCTURE

Debt Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of April 20, 2007.

Category	Standard and Poor’s	Moody's	Fitch
Senior unsecured debt	BB	Ba1	BB+
Outlook	Negative	Stable	Negative
Commercial paper	B-1	NP	B

On March 12, 2007, Moody’s changed its long-term rating to Ba1, long-term outlook to stable and short-term rating to NP. These actions followed the announcement of our calendar 2006 earnings. Factors that could impact our future credit ratings include free cash flow and cash levels, changes in our operating performance, the adoption of a more aggressive financial strategy, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to debt capital markets, vendor financing terms and future new store occupancy costs.

Long-Term Notes

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

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. After consultation between management and the Finance and Strategic Transactions Committee of the board, we repurchased 1.8 million shares or $46.5 million of our common stock during the three months ended March 31, 2007. We used cash of $45.2 million to repurchase this stock, with the difference to be paid in April 2007. As of March 31, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	March 31,				December 31,
	2007		2006		2006
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$178.5	14.7%	$163.7	12.9%	$194.9	16.3%
Long-term debt	342.0	28.0%	491.9	38.9%	345.8	29.0%
Total debt	520.5	42.7%	655.6	51.8%	540.7	45.3%
Stockholders’ equity	699.5	57.3%	611.1	48.2%	653.8	54.7%
Total capitalization	$1,220.0	100.0%	$1,266.7	100.0%	$1,194.5	100.0%

Our debt-to-total capitalization ratio decreased at December 31, 2006, and March 31, 2007, from March 31, 2006, due primarily to a decrease in debt from March 31, 2006. Long-term debt as a percentage of total capitalization also decreased from March 31, 2006, due primarily to the reclassification of $150 million of long-term debt as short-term debt.

Commitments and Contingent Liabilities

We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of March 31, 2007, assuming no projected sublease income, is approximately $110 million. On February 27, 2007, CompUSA announced the closure of approximately 126 of its stores as part of a nationwide realignment of its operations, some of which are stores for which we have guaranteed the leases. We are continuing to monitor this situation; however, at this time we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2007, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks, were interest rate swaps, as well as warrants we earned to acquire common stock of Sirius Satellite Radio Inc. (“Sirius”). We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at March 31, 2007, of $161.3 million, consisting of fluctuating short-term investments, which are classified as interest bearing cash and cash equivalents on the balance sheet, of $421.8 million and offset by $260.5 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a decrease in annual net interest expense of $1.6 million. This hypothesis assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2006 and 2005, to purchase 2 million and 4 million shares, respectively, of Sirius stock at an exercise price of $5.00 per share. We have recorded these as assets using a Black-Scholes-Merton valuation method. Our maximum exposure is equal to the carrying value at March 31, 2007, of $0.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and certain of our former and current directors and officers are currently parties to two putative class action lawsuits, styled Damore v. RadioShack et al. and Hawana v. RadioShack et al., which were filed in the United States District Court for the Northern District of Texas, Fort Worth Division, on March 16, 2007, and March 27, 2007, respectively. These actions purport to be brought on behalf of all persons who purchased RadioShack’s common stock between January 14, 2003, and June 7, 2006. The complaints allege, among other things, that we failed to disclose material adverse facts about our financial well-being, business relationships and prospects. The complaints seek, among other things, a declaration that the actions are a proper class action, as well as awards for damages and interest, reasonable costs and expenses (including attorneys’ and experts’ fees). We believe the alleged causes of action are without merit and intend to vigorously defend against these cases.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits, which we recorded in the second and third quarters of 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement is not approved, we nevertheless believe we have meritorious defenses, and in such event we would continue to vigorously defend these cases.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing RadioShack. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2007	---	$	---	---	$209,909,275
February 1 - 28, 2007	---	$	---	---	$209,909,275
March 1 - 31, 2007	1,837,300		$25.34	1,837,300	$163,350,338
Total	1,837,300		$25.34	1,837,300

(1)
The total number of shares purchased includes all repurchases made during the periods indicated. In January, February and March of 2007, no shares were repurchased other than through a publicly announced plan or program in open-market transactions.

(2)
These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program. During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program. As of March 31, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

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

RadioShack Corporation
(Registrant)

Date: April 30, 2007	By	/s/	David P. Johnson
David P. Johnson
Senior Vice President - Chief Accounting
Officer and Corporate Controller
(Authorized Officer)

Date: April 30, 2007		/s/	James F. Gooch
James F. Gooch
Executive Vice President -
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

10.1
Description of 2007 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.2
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2007 through 2008 Performance Cycle (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.3*	Second Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors.

31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

32*	Section 1350 Certifications.**

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