Form 10-Q
period 2007-06-30
RADIOSHACK CORP
filed 2007-07-30
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 20, 2007 was 137,907,229.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Net sales and operating revenues	$934.8	$1,099.9	$1,927.1	$2,259.9
Cost of products sold	462.3	580.4	938.2	1,179.8
Gross profit	472.5	519.5	988.9	1,080.1

Operating expenses:
Selling, general and administrative	378.0	483.6	790.0	979.3
Depreciation and amortization	29.1	33.6	58.3	65.6
Impairment of long-lived assets	0.5	0.3	1.1	9.2
Total operating expenses	407.6	517.5	849.4	1,054.1

Operating income	64.9	2.0	139.5	26.0

Interest income	6.0	0.6	12.5	1.4
Interest expense	(10.7)	(11.5)	(21.3)	(22.1)
Other loss	(0.1)	(1.2)	(1.1)	(1.8)

Income (loss) before income taxes	60.1	(10.1)	129.6	3.5
Income tax provision (benefit)	13.1	(6.9)	40.1	(1.7)

Net income (loss)	$47.0	$(3.2)	$89.5	$5.2

Net income (loss) per share:
Basic	$0.34	$(0.02)	$0.66	$0.04
Diluted	$0.34	$(0.02)	$0.65	$0.04

Shares used in computing net income (loss) per share:
Basic	136.7	136.2	136.4	136.0
Diluted	139.0	136.2	138.0	136.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(In millions, except for share amounts)	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$630.4	$472.0	$170.3
Accounts and notes receivable, net	169.5	247.9	239.9
Inventories	612.3	752.1	794.8
Other current assets	124.6	127.6	119.5

Total current assets	1,536.8	1,599.6	1,324.5

Property, plant and equipment, net	348.8	386.3	439.2
Other assets, net	101.3	84.1	100.7
Total assets	$1,986.9	$2,070.0	$1,864.4

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$192.7	$194.9	$105.8
Accounts payable	173.6	254.5	159.3
Accrued expenses and other current liabilities	326.1	442.2	347.4
Income taxes payable	6.4	92.6	25.0

Total current liabilities	698.8	984.2	637.5

Long-term debt, excluding current maturities	340.1	345.8	490.2
Other non-current liabilities	136.8	86.2	122.3

Total liabilities	1,175.7	1,416.2	1,250.0

Commitments and contingent liabilities (see Notes 5 and 6)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	103.4	92.6	89.9
Retained earnings	1,877.6	1,780.9	1,746.6
Treasury stock, at cost; 53,255,000 55,196,000 and 55,337,000 shares, respectively	(1,358.9)	(1,409.1)	(1,412.7)
Accumulated other comprehensive loss	(1.9)	(1.6)	(0.4)
Total stockholders’ equity	811.2	653.8	614.4
Total liabilities and stockholders’ equity	$1,986.9	$2,070.0	$1,864.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2007	2006

Cash flows from operating activities:
Net income	$89.5	$5.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58.3	65.6
Provision for credit losses and bad debts	0.2	0.1
Impairment of long-lived assets	1.1	9.2
Reversal of unrecognized tax benefits	(10.0)	--
Other items	4.7	6.4
Changes in operating assets and liabilities:
Accounts and notes receivable, net	79.3	70.0
Inventories	139.8	170.1
Other current assets	(5.5)	1.2
Accounts payable, accrued expenses, income taxes payable and other	(203.2)	(418.4)
Net cash provided by (used in) operating activities	154.2	(90.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(21.9)	(47.4)
Proceeds from sale of property, plant and equipment	1.3	9.4
Other investing activities	1.8	(0.2)
Net cash used in investing activities	(18.8)	(38.2)

Cash flows from financing activities:
Purchases of treasury stock	(46.5)	--
Sale of treasury stock to employee benefit plans	--	10.4
Proceeds from exercise of stock options	77.1	0.2
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(7.6)	18.9
Short-term borrowings greater than three months maturity	--	48.6
Reductions of long-term borrowings	--	(3.0)
Net cash provided by financing activities	23.0	75.1

Net increase (decrease) in cash and cash equivalents	158.4	(53.7)
Cash and cash equivalents, beginning of period	472.0	224.0
Cash and cash equivalents, end of period	$630.4	$170.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six months ended June 30, 2007 and 2006, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following table reconciles the numerator and denominator used in the basic and diluted net income (loss) per share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$47.0	$(3.2)	$89.5	$5.2

Denominator:
Weighted average shares	136.7	136.2	136.4	136.0
Incremental common shares attributable to stock option plans	2.3	--	1.6	--

Weighted average shares for diluted net income (loss) per share	139.0	136.2	138.0	136.0

Basic net income (loss) per share	$0.34	$(0.02)	$0.66	$0.04
Diluted net income (loss) per share	$0.34	$(0.02)	$0.65	$0.04

Options to purchase 6.8 million and 9.9 million shares of common stock for the three and six months ended June 30, 2007, respectively, and 19.7 million shares of common stock for the six months ended June 30, 2006, were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive. All options were excluded from the computation of diluted net loss per share for the three months ended June 30, 2006, due to the net loss for the period.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended June 30, 2007 and 2006, was $47.2 million and ($3.4) million, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006, was $89.2 million and $4.5 million, respectively. Including net income (loss), the other components of comprehensive income (loss), all net of tax, were unrealized gains and losses on securities in 2006 and foreign currency translation adjustments and interest rate swaps in 2007 and 2006.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7 - “Income Taxes” for a discussion of the impact of FIN 48.

NOTE 5 - LITIGATION
Two securities law-based putative class actions, Damore v. RadioShack et al. and Hawana v. RadioShack et al., brought against us and various of our current and former officers and directors, were dismissed without prejudice on May 23, 2007, and May 22, 2007, respectively, from the United States District Court for the Northern District of Texas, Fort Worth Division.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a tentative class-wide settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement would result in a maximum payment by us of approximately $8.8 million, in the aggregate, to resolve all five of the pending lawsuits, which we recorded in the second and third quarters of 2006. The respective courts will need to approve the tentative settlement. We anticipate the settlement will ultimately be approved by each court. If, however, a final settlement is not approved, we nevertheless believe we have meritorious defenses and, in such event, would continue to vigorously defend these cases.

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

NOTE 6 - LEASE GUARANTEES
We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relates to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of June 30, 2007, assuming no projected sublease income, is approximately $102 million. On February 27, 2007, CompUSA announced the closure of approximately 126 of its stores as part of a nationwide realignment of its operations, some of which are stores for which we have guaranteed the leases. We are continuing to monitor this situation; however, at this time we do not believe there will be a material impact, if any, on our financial statements from any fulfillment of these contingencies.

NOTE 7 - INCOME TAXES
RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the 2002 tax year and beyond. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various U.S., state and foreign jurisdictions.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect at the time of adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income taxes payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits, and the previously mentioned $7.2 million increase to retained earnings.

As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $49.0 million. The amount, if recognized, that would affect the effective tax rate is $35.7 million.

We recognize accrued interest and penalties, if applicable, associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007, accrued interest expense associated with uncertain tax positions was $16.6 million. If the associated unrecognized tax benefits were recognized, the amount of accrued interest and penalties recorded, net of deferred tax assets established for the accrued interest and penalties, would affect the effective tax rate.

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the net reversal of approximately $10.0 million, which consists of $7.7 million of unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets. As a result of recognizing the $10.0 million reversal, our effective tax rate was 21.8% and 30.9% for the three and six months ended June 30, 2007, respectively. This $10.0 million decreased our effective tax rate by 16.6 and 7.8 percentage points for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, our unrecognized tax benefits and accrued interest were $42.1 million and $14.3 million, respectively. The amount of unrecognized tax benefits and accrued interest, if recognized, that would affect the effective tax rate is $28.8 million and $8.7 million, respectively.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, we do not expect the change to have a material impact on our results of operations or our financial position.

NOTE 8 - FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. In the quarter ended March 31, 2007, we determined that we were entitled to a refund in the amount of $14.0 million, which we recorded as a reduction to our cost of products sold, plus $1.4 million in interest income. We will claim this refund and interest in the form of a tax credit when our 2006 federal income tax return is filed in September 2007.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS
For the three and six months ended June 30, 2007, we recorded $0.5 million and $1.1 million, respectively, in impairment charges for long-lived assets relating primarily to our company-operated stores. We recorded this amount based on the remaining estimated future cash flows of the long-lived assets.

In February 2006 our Board of Directors approved the closure of 400 to 700 RadioShack company-operated stores as part of the 2006 turnaround restructuring. As of March 31, 2006, we had identified 481 specific stores for closure. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss for the six months ended June 30, 2006, of which $8.9 million was recorded during the first quarter of 2006.

NOTE 10 - CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the reduction of approximately 280 of our corporate support staff. The reserve balance for these separation charges was $3.3 million at June 30, 2007.

NOTE 11 - 2006 RESTRUCTURING RESERVE
In connection with the 2006 restructuring, for the three and six months ended June 30, 2006, we recognized a $7.8 million charge related to real estate lease obligations and negotiated buyouts with landlords, $4.3 million in severance and retention bonuses, $1.2 million pertaining to accelerated depreciation, and $2.0 million in other restructuring charges. Additionally, we recognized $9.2 million in long-lived asset impairments for the six months ended June 30, 2006, of which $8.9 million was recorded during the first quarter of 2006.

We also recorded an additional $20.1 million in restructuring charges during the second half of 2006. At June 30, 2007, the balance in the restructuring reserve related to the 2006 restructuring was $6.0 million. The reserve balance at June 30, 2006, and December 31, 2006, was $13.2 million and $10.5 million, respectively. This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the three and six months ended June 30, 2007, the net amount applied against this reserve was $1.4 million and $4.5 million, respectively.

NOTE 12 - STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007, approximately 3.3 million employee stock options were exercised and issued from treasury shares, resulting in net proceeds of $77.1 million.

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We did not conduct any share repurchases for the three months ended June 30, 2007; however, we repurchased 1.8 million shares or $46.5 million of our common stock during the first quarter of 2007. As of June 30, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

NOTE 13 - SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores and kiosks. RadioShack consists solely of our 4,443 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 752 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as they are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

Amounts in the other category below include our dealer network, e-commerce, third-party service centers, manufacturing, foreign operations and commercial sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006(1)	2007	2006(1)

Net sales and operating revenues:
RadioShack company-operated stores	$800.9	$940.7	$1,649.3	$1,936.8
Kiosks	67.3	78.6	144.6	156.7
Other	66.6	80.6	133.2	166.4
	$934.8	$1,099.9	$1,927.1	$2,259.9

Operating income:
RadioShack company-operated stores (2)	$149.5	$138.3	$327.6	$305.4
Kiosks	3.2	(0.4)	7.8	(2.9)
Other (3)	12.0	(2.3)	20.9	(3.4)
	164.7	135.6	356.3	299.1
Unallocated (4)	(99.8)	(133.6)	(216.8)	(273.1)
Operating income	64.9	2.0	139.5	26.0

Interest income	6.0	0.6	12.5	1.4
Interest expense	(10.7)	(11.5)	(21.3)	(22.1)
Other (loss) income	(0.1)	(1.2)	(1.1)	(1.8)
Income (loss) before income taxes	$60.1	$(10.1)	$129.6	$3.5

(1)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated among the segments and the unallocated category.
(2)
Operating income for the three and six months ended June 30, 2007, includes $0.5 and $0.9 million, respectively, in long-lived asset impairment charges. Operating income for the six months ended June 30, 2007, includes a $14.0 million federal excise tax refund. Additionally, a $2.4 million reduction of accrued vacation was recorded during the second quarter of 2007. Operating income for the three and six months ended June 30, 2006, includes $11.8 million and $20.7 million, respectively, in charges associated with our 2006 restructuring. The $11.8 million charge consists of $0.3 million of long-lived asset impairments, $3.0 million in severance, $4.8 million in lease obligations and buyouts, $1.2 million in accelerated depreciation, and $2.5 million in other. Long-lived asset impairments of $8.9 million were recorded during the first quarter of 2006, resulting in the $20.7 million recorded for the six months ended June 30, 2006.

(3)
Operating income for the six months ended June 30, 2007, includes $0.2 million for the impairment of long-lived assets on machinery and equipment. Operating income for the three and six months ended June 30, 2006, includes a $2.2 million charge for service center closures associated with the 2006 restructuring.

(4)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs. The three and six months ended June 30, 2006, includes a $1.6 million charge associated with the closure of two of our distribution centers and an $8.5 million legal reserve established in connection with the anticipated settlement of certain wage-and-hour class action lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2006.

RESULTS OF OPERATIONS

Overview

Highlights related to the three months ended June 30, 2007, include:

Net sales and operating revenues decreased $165.1 million to $934.8 million, compared to the second quarter of 2006. Comparable store sales decreased 8.9%. This decline was primarily due to sales decreases in our wireless platform and the closure of 481 stores in 2006 as part of our restructuring.

Gross margin increased 330 basis points to 50.5%. This increase was primarily due to improved inventory management and a more profitable product mix.

Selling, general and administrative (“SG&A”) expense decreased $105.6 million to $378.0 million, compared to the second quarter of 2006. As a percentage of net sales and operating revenues, SG&A declined 360 basis points to 40.4%. The majority of this improvement is attributable to decreased compensation as a result of reductions in our corporate and store personnel and better management of store labor hours. Other factors leading to the decline of SG&A included decreases in rent and occupancy driven by the closure of 481 stores as part of the 2006 restructuring. The SG&A improvement in 2007 also benefited from $14.1 million in restructuring charges recognized in the second quarter of 2006 and a $3.2 million reduction of accrued vacation in connection with the modification of our employee vacation policy in 2007, which was recognized in the second quarter of 2007.

Operating income increased $62.9 million to $64.9 million, and net income increased $50.2 million to $47.0 million, compared to the corresponding prior year period. Net income per diluted share was $0.34 for the second quarter of 2007, compared to a net loss per diluted share of $0.02 for the same period last year. Net income for the second quarter 2007 also benefited from a $10.0 million net reversal of unrecognized tax benefits, deferred tax assets and accrued interest.

For the six months ended June 30, 2007, cash flows from operating activities increased $244.8 million to $154.2 million, compared to the corresponding prior year period. This increase was due primarily to an increase in operating income, but also improved due to improved management of our payables. At June 30, 2007, we had $630.4 million in cash and cash equivalents, compared to $170.3 million at June 30, 2006.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:

	Three Months Ended June 30,
(In millions)	2007	2006

RadioShack company-operated stores	$800.9	$940.7
Kiosks	67.3	78.6
Other sales	66.6	80.6
Consolidated net sales and operating revenues	$934.8	$1,099.9

Consolidated net sales and operating revenues (decrease) growth	(15.0%)	0.7%

Comparable store sales(1) decrease	(8.9%)	(3.4%)

	Six Months Ended June 30,
(In millions)	2007	2006

RadioShack company-operated stores	$1,649.3	$1,936.8
Kiosks	144.6	156.7
Other sales	133.2	166.4
Consolidated net sales and operating revenues	$1,927.1	$2,259.9

Consolidated net sales and operating revenues (decrease) growth	(14.7%)	2.0%

Comparable store sales(1) decrease	(9.1%)	(1.9%)

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales decreased 15.0% or $165.1 million to $934.8 million for the three months ended June 30, 2007, from $1,099.9 million in the corresponding prior year period. Consolidated net sales decreased 14.7% or $332.8 million to $1,927.1 million for the six months ended June 30, 2007, from $2,259.9 million in the corresponding prior year period. These decreases were primarily due to comparable store sales declines of 8.9% and 9.1% for the three and six month periods, respectively, in addition to the closure of 481 company-operated stores during June and July 2006 as part of our 2006 restructuring. Approximately 190 of the 481 stores were closed in the last half of June 2006; therefore, to assist in comparability, the three and six month revenue discussion presented below primarily analyzes results excluding the closed stores. The decreases in comparable store sales were primarily caused by declines in our wireless and personal electronics platform sales.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment decreased $139.8 million or 14.9% and $287.5 million or 14.8% for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. Excluding the effects of the 2006 store closures, sales for the RadioShack company-operated store segment decreased $79.5 million and $171.8 million for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods.

Excluding the effects of the 2006 store closures, sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 16.8% and 21.1% for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These decreases were primarily driven by a decline in postpaid wireless sales for our two main wireless carriers. We believe that these sales declines were the result of increased wireless competition, a challenging wireless industry environment, a customer shift to prepaid handsets and service plans, and a decline in wireless promotional activity. These decreases, however, were partially offset by increases in the sales of recently introduced GPS products and prepaid wireless handset sales. Including the effects of the 2006 store closures, wireless platform sales for the three and six months ended June 30, 2007, decreased 20.0% and 24.4%, respectively.

Excluding the effects of the 2006 store closures, sales in our accessory platform (includes home entertainment, wireless, music and computer accessories; media storage; power adapters; digital imaging products and headphones) decreased 4.4% and 2.4% for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These decreases were primarily the result of declines in home entertainment accessories, wireless accessories and iGo power adapter sales, but partially offset by increases in media storage and headphones sales. Including the effects of the 2006 store closures, accessory platform sales for the three and six months ended June 30, 2007, decreased 11.8% and 9.0%, respectively.

Excluding the effects of the 2006 store closures, sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) increased 0.7% and 2.5%, for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. This improvement was the result of increased sales of flat panel televisions, DVD players, and PC peripherals, offset by sales declines in residential telephones, audio, and surveillance products. Including the effects of the 2006 store closures, modern home platform sales for the three and six months ended June 30, 2007, decreased 6.5% and 3.7%, respectively.

Excluding the effects of the 2006 store closures, sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, camcorders, general radios, and wellness products) decreased 14.1% and 11.7%, for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These decreases were driven primarily by sales declines in satellite radios and digital music players, but were partially offset by increased sales of digital cameras. Including the effects of the 2006 store closures, personal electronics platform sales for the three and six months ended June 30, 2007, decreased 20.1% and 16.9%, respectively.

Excluding the effects of the 2006 store closures, sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 4.7% and 2.0%, for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These sales declines were the result of decreased sales of general purpose batteries. Special purpose lithium batteries also declined for the three months ended June 30, 2007. Including the effects of the 2006 store closures, power platform sales for the three and six months ended June 30, 2007, decreased 11.3% and 8.5%, respectively.

Excluding the effects of the 2006 store closures, sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 1.4% and 2.3%, for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These sales declines were due primarily to a decrease in sales of metal detectors and robotic kits, partially offset by an increase in audio cable sales. Including the effects of the 2006 store closures, technical platform sales for the three and six months ended June 30, 2007, decreased 12.1% and 11.1%, respectively.

Excluding the effects of the 2006 store closures, sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) increased 3.4% and 3.2%, for the three and six months ended June 30, 2007, when compared to the corresponding prior year periods. These increases were due primarily to increased sales of prepaid wireless airtime and extended service plans, partially offset by a decrease in bill payment revenue. Including the effects of the 2006 store closures, service platform sales for the three and six months ended June 30, 2007, decreased 1.2% and 1.6%, respectively.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $11.3 million or 14.4% and $12.1 million or 7.7% for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year period. While these decreases were the result of fewer kiosk locations compared to the prior year, we also believe that this sales decline was the result of increased wireless competition, a challenging wireless industry environment, and a customer shift to prepaid handsets which generate less revenue than postpaid handsets.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexico joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities and, in 2006, sales of our now closed Canadian company-operated stores. Other sales were down $14.0 million or 17.4% and $33.2 million or 20.0% for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. These sales decreases were primarily due to a decline in service center revenue resulting from the sale or closure of five service centers late in the second quarter of 2006.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006

Gross profit	$472.5	$519.5	$988.9	$1,080.1
Gross margin	50.5%	47.2%	51.3%	47.8%

Gross profit decrease	(9.0%)	(6.3%)	(8.4%)	(3.6%)

Consolidated gross profit and gross margin for the three months ended June 30, 2007, were $472.5 million and 50.5%, respectively, compared with $519.5 million and 47.2% in the corresponding prior year period, resulting in a 9.0% decrease in gross profit dollars, but a 330 basis point increase in our gross margin. Consolidated gross profit and gross margin for the six months ended June 30, 2007, were $988.9 million and 51.3%, respectively, compared with $1,080.1 million and 47.8% in the corresponding prior year period, resulting in an 8.4% decrease in gross profit dollars, but a 350 basis point increase in our gross margin.

The decrease in gross profit for both periods was primarily the result of a decline in net sales and operating revenues. Our three and six month gross margins increased due to an improvement in our inventory management and a more profitable product mix. In addition, a $14.0 million refund of federal telecommunications excise taxes recorded in the three months ended March 31, 2007, favorably increased our year-to-date gross margin by 70 basis points. See Note 8 - “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006

SG&A	$378.0	$483.6	$790.0	$979.3
% of net sales and operating revenues	40.4%	44.0%	41.0%	43.3%

SG&A (decrease) increase	(21.8%)	12.1%	(19.3%)	11.0%

Our consolidated SG&A expense decreased 21.8% or $105.6 million and 19.3% or $189.3 million for the three and six months ended June 30, 2007, respectively, when compared to the corresponding prior year periods. This represents a 360 and 230 basis point decrease as a percentage of net sales and operating revenues for the corresponding prior year three and six month periods, respectively.

More than half of the SG&A decline is attributable to a decrease in compensation. Compensation expense decreased both in dollars and as a percent of net sales and operating revenues for the three and six months ended June 30, 2007, when compared to the corresponding prior year periods. Decreases were primarily driven by a reduction in our corporate support staff, a reduction of store personnel from store closures in 2006, and better management of store labor hours. Other factors contributing to the decline in SG&A included decreases in rent and occupancy primarily driven by the 481 store closures associated with our 2006 restructuring, decreases in advertising, and lower professional fees. The decrease in advertising expense was primarily due to a change in our mix of media from television to more radio and print usage, as well as a reduction in our sponsorship programs. The professional fee decrease was primarily driven by a reduction in legal fees related to our defense of certain class action lawsuits during 2006, as well as a reduction in the use of consultants.

The three and six months ended June 30, 2007, also included a $3.2 million reduction of accrued vacation, recorded in the second quarter of 2007, in connection with the modification of our employee vacation policy. Additionally, the six months ended June 30, 2007, included an $8.5 million charge recorded in the first quarter of 2007 associated with the reduction of approximately 280 corporate support employees. The three and six months ended June 30, 2006, included charges of approximately $14.1 million connected with the 2006 restructuring.

Depreciation and Amortization

The tables below summarize our depreciation and amortization expense by segment for each reporting period.

	Three Months Ended June 30,
(In millions)	2007	2006 (1)

RadioShack company-operated stores	$13.6	$15.5
Kiosks	1.6	2.8
Other	0.4	0.6
Unallocated	13.5	14.7
Consolidated depreciation and amortization	$29.1	$33.6

	Six Months Ended June 30,
(In millions)	2007	2006 (1)

RadioShack company-operated stores	$27.1	$29.7
Kiosks	3.2	5.5
Other	0.9	1.2
Unallocated	27.1	29.2
Consolidated depreciation and amortization	$58.3	$65.6

(1)	Amounts have been retrospectively adjusted to conform to current year presentations.

Consolidated depreciation for the three and six months ended June 30, 2007, declined $4.5 million or 13.4% and $7.3 million or 11.1%, respectively. These decreases were primarily due to the closure of 481 stores during June and July 2006, as well as a reduction in our capital expenditures during 2007.

Impairment of Long-lived Assets

During the three and six months ended June 30, 2007, we recorded impairment charges of $0.5 million and $1.1 million, respectively, relating to long-lived assets in our company-operated stores. We recorded these amounts based on the remaining estimated future cash flows of the long-lived assets.

In February 2006, as part of our 2006 restructuring, our Board of Directors approved the closure of 400 to 700 RadioShack company-operated stores. As of March 31, 2006, we had identified 481 specific stores for closure. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of several of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss for the six months ended June 30, 2006.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $4.7 million and $10.9 million, respectively, for the three months ended June 30, 2007 and 2006. Consolidated net interest expense for the six months ended June 30, 2007 and 2006, was $8.8 million and $20.7 million, respectively.

Interest expense for the three and six months ended June 30, 2007, decreased $0.8 million when compared to the corresponding prior year periods. Interest income for the three and six months ended June 30, 2007, increased $5.4 million and $11.1 million when compared to the corresponding prior year periods. These increases were due to significantly higher investment balances during 2007. Additionally, during the first quarter of 2007, we recorded $1.4 million of interest income related to the federal telecommunications excise tax refund.

Interest expense, net of interest income, in 2007 is expected to decrease as a result of higher average investment balances when compared to last year, as well as our anticipated payment of $150 million of our 10-year unsecured long-term notes on September 1, 2007. See “Short-Term Notes” below.

Other Loss

For the three months ended June 30, 2007 and 2006, we recognized unrealized losses of $0.1 million and $1.2 million, respectively, and for the six months ended June 30, 2007 and 2006, we recognized unrealized losses of $1.1 million and $1.8 million, respectively, related to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of our mark to market of these warrants.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events which are reported in the quarterly period in which they occur. Our effective tax rates for the three and six months ended June 30, 2007, were 21.8% and 30.9%, respectively, compared to 68.3% and (48.6%) for the corresponding prior year periods. The effective tax rates for the three and six months ended June 30, 2007, were impacted by the net reversal of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest. Refer to Note 7 - “Income Taxes” of the consolidated financial statements for additional information. This $10.0 million net reversal decreased our effective tax rate by 16.6 and 7.8 percentage points for the three and six months ended June 30, 2007, respectively. Furthermore, the fluctuation in the effective tax rates for the three and six months ended June 30, 2006, was due primarily to a tax benefit associated with inventory donations which occurred in the quarter ended June 30, 2006.

RadioShack Retail Outlets

The table below shows our retail locations allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets for the periods presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

RadioShack company-operated stores (1)	4,443	4,442	4,467	4,460	4,746
Kiosks (2)	752	763	772	778	777
Dealer and other outlets (3)	1,551	1,560	1,596	1,620	1,635
Total number of retail locations	6,746	6,765	6,835	6,858	7,158

(1)
During the past four quarters, we closed 303 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline resulted primarily from the closure of 287 stores in July 2006 as part of our 2006 restructuring which resulted in 481 total store closures. This decline was also related to our decision not to renew leases on other locations that failed to meet our financial return goals.

(2)
Kiosks, which include Sprint-branded and SAM’S CLUB kiosks, decreased by 25 locations during the past four quarters. As of June 30, 2007, SAM’S CLUB has the unconditional right to assume the operation of up to 50 kiosk locations based on unconditional contractual rights and based on our failure to achieve certain historical performance metrics. It is expected that SAM’S CLUB will acquire the right to assume an additional 75 locations during the fourth quarter of 2007, based on our projected performance metrics for the remainder of 2007. No operations were assumed by SAM’S CLUB during 2006 and 2007 to date.

(3)
During the past four quarters, we closed 84 dealer and other outlets, primarily related to dealers (typically by terminating our relationship with the dealers), net of new outlet openings and conversions to RadioShack company-operated stores. This declining trend is due to the closure of smaller outlets.

Recently Issued Accounting Pronouncements

Refer to Note 4 - “Recently Issued Accounting Pronouncements” of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash flows from operating activities provide us with a significant source of liquidity. Cash provided by operating activities for the six months ended June 30, 2007, was $154.2 million, compared to a cash usage of $90.6 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $143.8 million and $86.5 million for the six months ended June 30, 2007 and 2006, respectively. These 2007 increases were due primarily to an increase in operating income over the prior year. Cash provided by (used in) working capital components was $10.4 million and ($177.1) million for the six months ended June 30, 2007 and 2006, respectively. This improvement in working capital components over the prior year was primarily the result of the improved management of our payables.

Cash used in investing activities was $18.8 million for the six months ended June 30, 2007, compared to $38.2 million for the corresponding prior year period. This decrease was the result of reduced capital spending during 2007. Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2007 will range from $60 million to $80 million. RadioShack company-operated store remodels and relocations, as well as updated information systems, will account for the majority of our anticipated 2007 capital expenditures.

Cash provided by financing activities was $23.0 million for the six months ended June 30, 2007, compared to $75.1 million for the corresponding prior year period. We used cash of $46.5 million to repurchase our common stock during the six months ended June 30, 2007, while no shares were repurchased in the corresponding prior year period. We also received net proceeds of $77.1 million related to the exercise of employee stock options. Additionally, our net borrowings decreased $7.6 million for the six months ended June 30, 2007, compared to a net increase of $64.5 million during the corresponding prior year period. The decrease primarily relates to no commercial paper borrowings in 2007 and a reduction of outstanding checks in excess of cash balances.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, provided $132.3 million for the six months ended June 30, 2007, compared to a $138.0 million usage during the corresponding prior year period. This increase in free cash flow was the result of an increase in net income and more disciplined management of our working capital, including the improved management of our payables. The increase was also a result of a reduction in our capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $154.2 million for the six months ended June 30, 2007, compared to a cash usage of $90.6 million for the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by (used in) operating activities to free cash flow:

	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2007	2006	2006

Net cash provided by (used in) operating activities	$154.2	$(90.6)	$314.8
Less:
Additions to property, plant and equipment	21.9	47.4	91.0
Dividends paid	--	--	33.9

Free cash flow	$132.3	$(138.0)	$189.9

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. We did not conduct any share repurchases for the three months ended June 30, 2007; however, we repurchased 1.8 million shares or $46.5 million of our common stock during the first quarter of 2007. As of June 30, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

Capital Resources

We anticipate utilizing our available cash and cash equivalents and our revolving credit facility if future cash flows generated from operating activities are insufficient to finance our operations or fund our capital expenditures. As of June 30, 2007, we had $630.4 million in cash and cash equivalents and $625 million available under our revolving credit facilities.

Debt Ratings

Below are the rating agencies’ ratings by category, as well as their respective current outlooks for the ratings, as of July 20, 2007.

Category	Standard and Poor’s	Moody's	Fitch
Senior unsecured debt	BB	Ba1	BB
Outlook	Negative	Stable	Negative
Commercial paper	B-1	NP	B

On March 12, 2007, Moody’s lowered its long-term rating to Ba1, long-term outlook to stable, and short-term rating to NP. These actions followed the announcement of our calendar 2006 earnings. On June 21, 2007, Fitch lowered its long-term rating to BB and kept its rating outlook as negative. Factors that could impact our future credit ratings include free cash flow and cash levels, changes in our operating performance, the adoption of a more aggressive financial strategy, the economic environment, conditions in the retail and consumer electronics industries, continued sales declines in comparable stores, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to debt capital markets, vendor financing terms and future new store occupancy costs. Due to improvements in liquidity, we have terminated our commercial paper program.

Short-Term Notes

We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes is 6.95% per annum with interest payable on September 1 and March 1 of each year; the notes are due September 1, 2007. We anticipate paying these obligations from operating cash flows generated during the year.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	June 30,				December 31,
	2007		2006		2006
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization

Current debt	$192.7	14.3%	$105.8	8.7%	$194.9	16.3%
Long-term debt	340.1	25.3%	490.2	40.5%	345.8	29.0%
Total debt	532.8	39.6%	596.0	49.2%	540.7	45.3%
Stockholders’ equity	811.2	60.4%	614.4	50.8%	653.8	54.7%
Total capitalization	$1,344.0	100.0%	$1,210.4	100.0%	$1,194.5	100.0%

Our debt-to-total capitalization ratio decreased at December 31, 2006, and June 30, 2007, from June 30, 2006, due primarily to a decrease in debt from June 30, 2006, but also due to an increase in stockholders’ equity. Long-term debt as a percentage of total capitalization also decreased from June 30, 2006, due primarily to the reclassification of $150 million of long-term debt as short-term debt.

We continually assess alternatives to our capital structure and evaluate strategic capital initiatives which may include, but are not limited to, additional share repurchases and modification of existing debt, including the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially impact our total capitalization, debt ratios and cash balances.

Commitments and Contingent Liabilities

We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases that were assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, we would be responsible for rent due under the leases. Our rent exposure from the remaining undiscounted lease commitments as of June 30, 2007, assuming no projected sublease income, is approximately $102 million. On February 27, 2007, CompUSA announced the closure of approximately 126 of its stores as part of a nationwide realignment of its operations, some of which are stores for which we have guaranteed the leases. We are continuing to monitor this situation; however, at this time we do not believe there will be a material impact on our financial statements from any fulfillment of these contingencies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2007, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily our interest rate swaps on previously issued debt. We have not entered into any new financial derivative instruments during 2007. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at June 30, 2007, of $335.1 million, consisting of fluctuating short-term investments, which are classified as interest-bearing cash and cash equivalents on the balance sheet of $595.6 million, and offset by $260.5 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating rate net exposure would result in a decrease in annual net interest expense of $3.4 million. This hypothesis assumes no change in the net principal balance.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 5 of the consolidated financial statements for information on legal proceedings.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2007	---	$	---	---	$163,350,338
May 1 - 31, 2007	---	$	---	---	$163,350,338
June 1 - 30, 2007	---	$	---	---	$163,350,338
Total	---	$	---	---

(1)
These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program, however, no shares were repurchased during the second quarter of 2007. During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program. As of June 30, 2007, there was $163.4 million available for share repurchases under the $250 million share repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)	We held our Annual Meeting of Stockholders on May 17, 2007.
b)	(1)
At the meeting, stockholders elected the ten directors listed below to serve for the ensuing year. Out of the 136,231,935 eligible votes, 117,673,017 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table.

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD
Frank J. Belatti	90,441,088	27,231,930
Julian C. Day	95,648,387	22,024,632
Robert S. Falcone	91,526,870	26,146,149
Daniel R. Feehan	91,031,229	26,641,790
Richard J. Hernandez	91,500,579	26,172,440
H. Eugene Lockhart	95,165,479	22,507,539
Jack L. Messman	90,760,019	26,913,000
William G. Morton, Jr.	95,317,779	22,355,240
Thomas G. Plaskett	95,273,055	22,399,964
Edwina D. Woodbury	96,114,193	21,558,825

(2)	The stockholders also voted on four additional items at the meeting. The following table shows the vote tabulation for the shares represented at the meeting:

PROPOSAL	VOTES FOR	VOTES AGAINST	ABSTAIN	BROKER NON-VOTES
Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007	115,770,177	1,041,460	861,379	--

Approval of the RadioShack Corporation 2007 Restricted Stock Plan	75,579,288	27,383,863	1,107,749	13,602,117

Approval of an amendment to the RadioShack 2004 Annual and Long-Term Incentive Compensation Plan	111,628,482	4,958,936	1,085,597	--

Shareholder proposal regarding special shareholder meetings	72,295,593	28,435,325	3,339,983	13,602,116

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

RadioShack Corporation
(Registrant)

Date: July 30, 2007	By	/s/	David P. Johnson
David P. Johnson
Senior Vice President -
Corporate Controller
(Authorized Officer)

Date: July 30, 2007		/s/	James F. Gooch
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
10.1
RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007 and incorporated herein by reference).

10.2
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.3
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007 and incorporated herein by reference).

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