Form 10-Q
period 2007-09-30
RADIOSHACK CORP
filed 2007-10-29
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

__       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 19, 2007 was 131,087,176.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Net sales and operating revenues	$960.3	$1,059.5	$2,887.4	$3,319.4
Cost of products sold	470.1	571.6	1,408.3	1,751.4
Gross profit	490.2	487.9	1,479.1	1,568.0

Operating expenses:
Selling, general and administrative	384.2	441.6	1,174.2	1,420.9
Depreciation and amortization	27.8	31.9	86.1	97.5
Impairment of long-lived assets and other charges	1.0	29.3	2.1	38.5
Total operating expenses	413.0	502.8	1,262.4	1,556.9

Operating income (loss)	77.2	(14.9)	216.7	11.1

Interest income	5.3	2.5	17.8	3.9
Interest expense	(9.7)	(11.2)	(31.0)	(33.3)
Other income (loss)	2.4	(2.5)	1.3	(4.3)

Income (loss) before income taxes	75.2	(26.1)	204.8	(22.6)
Income tax provision (benefit)	28.9	(9.8)	69.0	(11.5)

Net income (loss)	$46.3	$(16.3)	$135.8	$(11.1)

Net income (loss) per share:
Basic	$0.34	$(0.12)	$1.00	$(0.08)
Diluted	$0.34	$(0.12)	$0.99	$(0.08)

Shares used in computing net income (loss) per share:
Basic	134.5	136.5	135.8	136.1
Diluted	135.9	136.5	137.3	136.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
(In millions, except for share amounts)	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$416.7	$472.0	$276.4
Accounts and notes receivable, net	198.2	247.9	212.3
Inventories	693.5	752.1	878.7
Other current assets	130.7	127.6	120.7

Total current assets	1,439.1	1,599.6	1,488.1

Property, plant and equipment, net	330.2	386.3	429.7
Other assets, net	104.3	84.1	66.7
Total assets	$1,873.6	$2,070.0	$1,984.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$38.6	$194.9	$265.3
Accounts payable	308.7	254.5	304.3
Accrued expenses and other current liabilities	331.3	442.2	341.9
Income taxes payable	16.7	92.6	11.8

Total current liabilities	695.3	984.2	923.3

Long-term debt, excluding current maturities	344.0	345.8	344.7
Other non-current liabilities	132.7	86.2	115.6

Total liabilities	1,172.0	1,416.2	1,383.6

Commitments and contingent liabilities (see Notes 5 and 6)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	105.4	92.6	90.8
Retained earnings	1,923.8	1,780.9	1,730.3
Treasury stock, at cost; 59,946,000, 55,196,000 and 55,234,000 shares, respectively	(1,516.7)	(1,409.1)	(1,410.0)
Accumulated other comprehensive loss	(1.9)	(1.6)	(1.2)
Total stockholders’ equity	701.6	653.8	600.9
Total liabilities and stockholders’ equity	$1,873.6	$2,070.0	$1,984.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2007	2006

Cash flows from operating activities:
Net income (loss)	$135.8	$(11.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86.1	97.5
Provision for credit losses and bad debts	0.1	0.2
Impairment of long-lived assets and other charges	2.1	38.5
Reversal of unrecognized tax benefits	(10.4)	--
Other items	3.7	13.3
Changes in operating assets and liabilities:
Accounts and notes receivable, net	50.2	97.6
Inventories	58.6	86.2
Other current assets	(4.1)	(2.1)
Accounts payable, accrued expenses, income taxes payable and other	(56.9)	(291.3)
Net cash provided by operating activities	265.2	28.8

Cash flows from investing activities:
Additions to property, plant and equipment	(34.6)	(73.3)
Proceeds from sale of property, plant and equipment	1.4	10.9
Other investing activities	1.9	0.8
Net cash used in investing activities	(31.3)	(61.6)

Cash flows from financing activities:
Purchases of treasury stock	(208.5)	--
Sale of treasury stock to employee benefit plans	--	10.5
Proceeds from exercise of stock options	81.2	1.3
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(11.9)	27.8
Short-term borrowings greater than three months maturity	--	48.6
Reductions of long-term borrowings	(150.0)	(3.0)
Net cash (used in) provided by financing activities	(289.2)	85.2

Net (decrease) increase in cash and cash equivalents	(55.3)	52.4
Cash and cash equivalents, beginning of period	472.0	224.0
Cash and cash equivalents, end of period	$416.7	$276.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine months ended September 30, 2007 and 2006, do not necessarily indicate the results you might expect for the full year. If you desire further information, you should refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed primarily based on the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following table reconciles the numerator and denominator used in the basic and diluted net income (loss) per share calculations for the periods presented:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$46.3	$(16.3)	$135.8	$(11.1)

Denominator:
Weighted average shares	134.5	136.5	135.8	136.1
Incremental common shares attributable to stock option plans	1.4	--	1.5	--

Weighted average shares for diluted net income (loss) per share	135.9	136.5	137.3	136.1

Basic net income (loss) per share	$0.34	$(0.12)	$1.00	$(0.08)
Diluted net income (loss) per share	$0.34	$(0.12)	$0.99	$(0.08)

Options to purchase 9.5 million shares of common stock for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.  All options were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2006, due to the net loss for the period.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended September 30, 2007 and 2006, was $46.3 million and ($17.0) million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2007 and 2006, was $135.5 million and ($12.5) million, respectively.  Including net income (loss), the other components of comprehensive income (loss), all net of tax, were unrealized gains and losses on securities in 2006 and foreign currency translation adjustments plus interest rate swaps in 2007 and 2006.

NOTE 4– RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of SFAS 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The impact of the adoption of SFAS 159 will be dependent on the extent to which we choose to elect to measure eligible items at fair value.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 7– “Income Taxes” for a discussion of the impact of FIN 48.

NOTE 5– LITIGATION
Two securities law-based putative class actions, Damore v. RadioShack et al. and Hawana v. RadioShack et al., brought against us and several of our current and former officers and directors, were dismissed without prejudice on May 23, 2007, and May 22, 2007, respectively, from the United States District Court for the Northern District of Texas, Fort Worth Division.

We are currently a party to various class action lawsuits alleging that we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. We have reached a class-wide settlement with counsel for the Perez plaintiffs and four other wage-hour lawsuits pending against us. This global settlement resulted in a maximum payment by us of approximately $8.8 million, in the aggregate, to resolve all of these pending lawsuits, which we recorded in the second and third quarters of 2006. The respective courts have granted final approval of the settlement.  We anticipate that the distribution of the proceeds will begin in late 2007 or early 2008.

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

NOTE 6– CONTINGENT LEASE OBLIGATIONS
We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relates to various lease obligations arising from leases assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, the lessors of such locations may seek to recover the unpaid rent from us.  As of September 30, 2007, our maximum rent exposure from the remaining undiscounted lease commitments for 59 locations, assuming no projected sublease income, was approximately $90.0 million.

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. The realignment included a $440.0 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring.  A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the three months ended September 30, 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent.  CompUSA is currently in discussions with its lessors in an effort to negotiate a satisfactory fulfillment of their legal obligation under these leases.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies” we do not believe that a loss contingency should be accrued as it is not probable that we will incur a loss.  Therefore, as of September 30, 2007, we have not made any payments or established any reserves pursuant to these leases.  We are continuing to monitor this situation and will reassess as more information becomes available.

NOTE 7– INCOME TAXES
RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for our 2002, 2004 and subsequent tax years. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect at the time of adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income taxes payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits, and the previously mentioned $7.2 million increase to retained earnings. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $49.0 million. The amount at January 1, 2007, if recognized, that would affect the effective tax rate was $35.7 million.

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

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the net reversal of approximately $10.0 million, which consisted of $7.7 million of unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets.

As of September 30, 2007, our unrecognized tax benefits and accrued interest were $44.5 million and $14.7 million, respectively.  The amount of unrecognized tax benefits and accrued interest, if recognized, that would affect the effective tax rate are $31.1 million and $8.9 million, respectively.

The amount of unrecognized tax benefits decreased $0.4 million during the third quarter of 2007. It is expected that the amount of unrecognized tax benefits will change during the next year; however, we do not expect the change to have a material impact on our results of operations or our financial position.

NOTE 8– FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. In the quarter ended March 31, 2007, we determined that we were entitled to a refund in the amount of $14.0 million which we recorded as a reduction to cost of products sold, where the excise taxes were originally recorded, plus $1.4 million in interest income. We claimed this refund and interest in the form of a tax credit on our 2006 federal income tax return filed in September 2007.

NOTE 9– IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
For the three and nine months ended September 30, 2007, we recorded $1.0 million and $2.1 million, respectively, in impairment charges for long-lived assets relating primarily to our Sprint kiosk operations and company-operated stores. We recorded this amount based on the remaining estimated future cash flows of the long-lived assets.

In February 2006 our Board of Directors approved the closure of 400 to 700 RadioShack company-operated stores as part of the 2006 turnaround restructuring. As of March 31, 2006, we had identified 481 specific stores for closure. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss for the nine months ended September 30, 2006.

Additionally, in the third quarter of 2006, we performed impairment tests on both the intangible asset and goodwill associated with our SAM’S CLUB agreement.  We compared the carrying values of these assets with their estimated fair values using a discounted cash flow model and determined that both the intangible asset and the goodwill were impaired, resulting in impairment charges of $10.7 million and $18.6 million, respectively.

NOTE 10 – 2006 RESTRUCTURING RESERVE
In connection with the 2006 restructuring, for the three and nine months ended September 30, 2006, respectively, we recognized a $4.2 million and $12.0 million charge related to real estate lease obligations and negotiated buyouts with landlords, $10.4 million and $14.7 million in severance and retention bonuses, $0.6 million and $1.8 million pertaining to accelerated depreciation, and $2.8 million and $4.8 million in other restructuring charges.  Additionally, we recognized $9.2 million in long-lived asset impairments for the nine months ended September 30, 2006, all of which was recognized during the first and second quarters of 2006.

We also recorded an additional $2.1 million in restructuring charges during the fourth quarter of 2006.  At September 30, 2007, the balance in the restructuring reserve related to the 2006 restructuring was $4.1 million.  This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the three and nine months ended September 30, 2007, the net amount applied against this reserve was $1.9 million and $6.4 million, respectively.  The reserve balance at September 30, 2006, and December 31, 2006, was $14.5 million and $10.5 million, respectively.

NOTE 11 – CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the reduction of approximately 280 of our corporate support staff.  The reserve balance for these separation charges was $2.4 million at September 30, 2007.

NOTE 12 –SHORT-TERM DEBT
In September 2007, our $150.0 million ten-year unsecured note payable came due.  Upon maturity, we paid off the $150.0 million note payable utilizing our available cash and cash equivalents.  An interest rate swap with an underlying notional amount of $110.5 million was used to hedge a portion of the note payable’s fair value over the life of the note by converting the note’s fixed 6.95% coupon to a floating rate.  This interest rate swap agreement expired in conjunction with the maturity of the note payable.

NOTE 13 – STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007, approximately 3.5 million employee stock options were exercised and issued from treasury shares, resulting in net proceeds of $81.2 million.

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. For the three and nine months ended September 30, 2007, we repurchased 6.9 million shares or $162.0 million and 8.7 million shares or $208.5 million of our common stock.  As of September 30, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

NOTE 14 – SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores and kiosks. RadioShack consists solely of our 4,446 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 751 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006(1)	2007	2006(1)

Net sales and operating revenues:
RadioShack company-operated stores	$804.9	$880.1	$2,454.2	$2,816.9
Kiosks	71.3	87.0	215.9	243.7
Other	84.1	92.4	217.3	258.8
	$960.3	$1,059.5	$2,887.4	$3,319.4

Operating income (loss):
RadioShack company-operated stores (2)	$165.2	$130.8	$492.8	$436.2
Kiosks (3)	2.9	(26.1)	10.7	(29.0)
Other (4)	15.2	2.5	36.1	(0.9)
	183.3	107.2	539.6	406.3
Unallocated (5)	(106.1)	(122.1)	(322.9)	(395.2)
Operating income (loss)	77.2	(14.9)	216.7	11.1

Interest income	5.3	2.5	17.8	3.9
Interest expense	(9.7)	(11.2)	(31.0)	(33.3)
Other income (loss)	2.4	(2.5)	1.3	(4.3)
Income (loss) before income taxes	$75.2	$(26.1)	$204.8	$(22.6)

(1)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated among the segments and the unallocated category.
(2)
Operating income for the three and nine months ended September 30, 2007, includes $0.2 million and $1.1 million, respectively, in long-lived asset impairment charges. Operating income for the nine months ended September 30, 2007, includes a $14.0 million federal excise tax refund. Also, operating income for the three and nine months ended September 30, 2007, includes accrued vacation reductions of $4.4 million and $8.3 million, respectively, in connection with the modification of our employee vacation policy.  Operating income for the three and nine months ended September 30, 2006, includes $8.9 million and $29.6 million, respectively, in charges associated with our 2006 restructuring. The $8.9 million charge for the three months ended September 30, 2006, consists of $0.8 million of severance, $3.9 million of lease obligations and buyouts, $0.6 million of accelerated depreciation, and $3.6 million of other.  The $29.6 million for the nine months ended September 30, 2006, consists of $9.2 million of long-lived asset impairments, $3.8 million of severance, $8.7 million of lease obligations and buyouts, $1.8 million of accelerated depreciation, and $6.1 million of other.

(3)
Operating income for the three and nine months ended September 30, 2007, includes a $0.8 million charge for the impairment of long-lived assets related to our Sprint kiosk operations.  Operating loss for the three and nine months ended September 30, 2006, includes impairment charges of $18.6 million and $10.7 million related to goodwill and an intangible asset, respectively.  See Note 9– “Impairment of Long-Lived Assets and Other Charges” for a discussion of these impairment charges.

(4)
Operating income for the nine months ended September 30, 2007, includes $0.2 million for the impairment of long-lived assets on machinery and equipment. Operating loss for the nine months ended September 30, 2006, includes $2.2 million in charges for service center closures associated with the 2006 restructuring.

(5)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.  The three and nine months ended September 30, 2006, include charges of $9.0 million and $10.6 million, respectively, associated with employee separation costs at our corporate headquarters and the closure of two of our distribution centers, plus charges of $0.3 million and $8.8 million, respectively, for the establishment of a legal reserve in connection with the settlement of certain wage-and-hour class action lawsuits.  See Note 5– “Litigation” for a discussion of these lawsuits.

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

RESULTS OF OPERATIONS

Overview

Highlights related to the three months ended September 30, 2007, include:

●
Net sales and operating revenues decreased $99.2 million to $960.3 million, compared to the third quarter of 2006. Comparable store sales decreased 8.6%. This decline was primarily due to a sales decrease in our wireless, personal electronics, and accessory platforms.

●	Gross margin increased 490 basis points to 51.0% from the third quarter 2006. This increase was primarily due to improved inventory management and a shift in our product mix.
●
Selling, general and administrative (“SG&A”) expense decreased $57.4 million to $384.2 million, compared to the third quarter of 2006. As a percentage of net sales and operating revenues, SG&A declined 170 basis points to 40.0%.  A significant portion of this improvement was attributable to decreased compensation as a result of reductions in our corporate and store personnel and better management of store labor hours. Other factors leading to the decline of SG&A included a decrease in professional fees driven by reduced legal costs related to our defense of certain class action lawsuits during 2006, as well as a reduction in the use of consultants.  The SG&A improvement also resulted from $17.4 million in severance and other restructuring charges recognized in the third quarter of 2006 and a $5.9 million reduction of accrued vacation in the third quarter of 2007 in connection with the modification of our employee vacation policy during 2007.

●
Operating income increased $92.1 million to $77.2 million, and net income increased $62.6 million to $46.3 million, compared to the corresponding prior year period.  The results for the three months ended September 30, 2006, also included pre-tax impairment charges of $29.3 million.  Net income per diluted share was $0.34 for the third quarter of 2007, compared to a net loss per diluted share of $0.12 for the same period last year.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:

	Three Months Ended September 30,
(In millions)	2007	2006

RadioShack company-operated stores	$804.9	$880.1
Kiosks	71.3	87.0
Other sales	84.1	92.4
Consolidated net sales and operating revenues	$960.3	$1,059.5

Consolidated net sales and operating revenues decrease	(9.4%)	(11.3%)

Comparable store sales(1) decrease	(8.6%)	(9.6%)

	Nine Months Ended September 30,
(In millions)	2007	2006

RadioShack company-operated stores	$2,454.2	$2,816.9
Kiosks	215.9	243.7
Other sales	217.3	258.8
Consolidated net sales and operating revenues	$2,887.4	$3,319.4

Consolidated net sales and operating revenues decrease	(13.0%)	(2.7%)

Comparable store sales(1) decrease	(8.9%)	(4.5%)

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales decreased 9.4% or $99.2 million to $960.3 million for the three months ended September 30, 2007, from $1,059.5 million in the corresponding prior year period.  Consolidated net sales decreased 13.0% or $432.0 million to $2,887.4 million for the nine months ended September 30, 2007, from $3,319.4 million in the corresponding prior year period.  These decreases were primarily due to comparable store sales declines of 8.6% and 8.9% for the three and nine months ended September 30, 2007, respectively, in addition to the closure of 481 company-operated stores during June and July 2006 as part of our 2006 restructuring.  Approximately 290 of the 481 stores were closed in July 2006, with a majority of the remainder closed in the last half of June 2006.  To assist in comparability, the three and nine month revenue discussion presented below primarily analyzes results excluding the closed stores.  The decreases in comparable store sales were primarily caused by declines in our wireless and personal electronics platform sales.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment decreased $75.2 million or 8.5% and $362.7 million or 12.9% for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods.  Excluding the effects of the 2006 store closures, sales for the RadioShack company-operated store segment decreased $70.2 million and $248.3 million for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods.

Excluding the effects of the 2006 store closures, sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 14.1% and 18.9% for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods.  These decreases were primarily driven by a decline in postpaid wireless sales for our two main wireless carriers.  We believe that these sales declines were the result of increased wireless competition, a challenging wireless industry environment, and a shift to prepaid handsets and corresponding service plans. These decreases, however, were partially offset by increases in the sales of GPS products and prepaid wireless handset sales.  Including the effects of the 2006 store closures, wireless platform sales for the three and nine months ended September 30, 2007, decreased 14.6% and 21.4%, respectively.

Excluding the effects of the 2006 store closures, sales in our accessory platform (includes home entertainment, wireless, music and computer accessories; media storage; power adapters; digital imaging products and headphones) decreased 4.3% and 3.0% for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods.  These decreases were primarily the result of declines in wireless and home entertainment accessory sales, but partially offset by increases in media storage and headphones sales.  Including the effects of the 2006 store closures, accessory platform sales for the three and nine months ended September 30, 2007, decreased 5.3% and 7.8%, respectively.

Excluding the effects of the 2006 store closures, sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) increased 1.3% and 2.1%, for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods.  This improvement was the result of increased sales of flat panel televisions, laptop computers, PC peripherals, and flash drives, offset by sales declines in residential telephones, audio, and surveillance products.  Including the effects of the 2006 store closures, modern home platform sales for the three and nine months ended September 30, 2007, increased 0.9% and decreased 2.2%, respectively.

Excluding the effects of the 2006 store closures, sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, camcorders, general radios, and wellness products) decreased 12.2% and 11.9%, for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. These decreases were driven primarily by sales declines in satellite radios and digital music players, but were partially offset by increased sales of digital cameras and robot and hobby grade remote control devices.  Including the effects of the 2006 store closures, personal electronics platform sales for the three and nine months ended September 30, 2007, decreased 12.4% and 15.6%, respectively.

Excluding the effects of the 2006 store closures, sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 6.1% and 3.5%, for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. These sales declines were the result of decreased sales of general purpose and special purpose telephone batteries.  Including the effects of the 2006 store closures, power platform sales for the three and nine months ended September 30, 2007, decreased 6.8% and 7.9%, respectively.

Excluding the effects of the 2006 store closures, sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 1.7% and 2.2%, for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. These sales declines were due primarily to a decrease in sales of metal detectors and robotic kits, partially offset by an increase in audio cable sales. Including the effects of the 2006 store closures, technical platform sales for the three and nine months ended September 30, 2007, decreased 2.4% and 8.5%, respectively.

Excluding the effects of the 2006 store closures, sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) decreased 3.3% and increased 1.0%, for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. Prepaid airtime sales increased for both the three and nine months ended September 30, 2007; however, these gains were largely offset by decreases in bill payment revenue. Including the effects of the 2006 store closures, service platform sales for the three and nine months ended September 30, 2007, decreased 3.7% and 2.4%, respectively.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $15.7 million or 18.0% and $27.8 million or 11.4% for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year period. While these decreases are partially attributable to fewer kiosk locations compared to the prior year, we believe that this sales decline was primarily the result of increased wireless competition, a challenging wireless industry environment, and a customer shift to prepaid handsets which are generally priced lower than postpaid handsets.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexican joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities and, in 2006, sales of our now closed Canadian company-operated stores. Other sales were down $8.3 million or 9.0% and $41.5 million or 16.0% for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. These sales decreases were partially due to fewer dealer outlets in 2007, as well as a decline in product sales to the dealers.  The decline for nine months ended September 30, 2007, was primarily due to the sale or closure of five service centers late in the second quarter of 2006.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006

Gross profit	$490.2	$487.9	$1,479.1	$1,568.0
Gross margin	51.0%	46.1%	51.2%	47.2%

Gross profit increase (decrease)	0.5%	(14.1%)	(5.7%)	(7.1%)

Consolidated gross profit and gross margin for the three months ended September 30, 2007, were $490.2 million and 51.0%, respectively, compared with $487.9 million and 46.1% in the corresponding prior year period, resulting in a 0.5% increase in gross profit dollars year over year and a 490 basis point increase in our gross margin.  Consolidated gross profit and gross margin for the nine months ended September 30, 2007, were $1,479.1 million and 51.2%, respectively, compared with $1,568.0 million and 47.2% in the corresponding prior year period, resulting in a 5.7% decrease in gross profit dollars and a 400 basis point increase in our gross margin.

The decrease in gross profit for the nine months ended September 30, 2007, was the result of a decline in net sales and operating revenues primarily due to a comparable store sales decrease and store closures associated with our 2006 restructuring. Our three and nine month gross margins increased primarily due to an improvement in our inventory management and a shift in product mix. In addition, a $14.0 million refund of federal telecommunications excise taxes recorded in the first quarter of 2007 favorably increased our year-to-date gross margin by 50 basis points. See Note 8– “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006

SG&A	$384.2	$441.6	$1,174.2	$1,420.9
% of net sales and operating revenues	40.0%	41.7%	40.7%	42.8%

SG&A (decrease) increase	(13.0%)	(1.3%)	(17.4%)	6.9%

Our consolidated SG&A expense decreased 13.0% or $57.4 million and 17.4% or $246.7 million for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding prior year periods. This represents 170 and 210 basis point decreases as a percentage of net sales and operating revenues for the corresponding prior year three and nine month periods, respectively.

More than half of the SG&A decline is attributable to a decrease in compensation.  Compensation expense decreased both in dollars and as a percent of net sales and operating revenues for the three and nine months ended September 30, 2007, when compared to the corresponding prior year periods. Decreases were primarily driven by a reduction in our corporate support staff, a reduction of store personnel from store closures in 2006, and better management of store labor hours.  Additionally, compensation for the nine months ended September 30, 2007, included an $8.5 million charge recorded in the first quarter of 2007 associated with the reduction of approximately 280 corporate support employees, while the three and nine months ended September 30, 2006, included employee separation charges of approximately $4.1 million and $14.8 million, respectively, connected with the 2006 restructuring. Furthermore, our accrued vacation was reduced $5.9 million and $11.1 million during the three and nine months ended September 30, 2007, respectively, in connection with the modification of our employee vacation policy during 2007.

The SG&A decrease for the three and nine months ended September 30, 2007, also included lower legal and consulting costs.  The decrease in legal costs was driven by a reduction in fees related to our defense of certain class action lawsuits during 2006, as well as a prior year recognition of an $8.8 million charge for the establishment of a legal reserve in connection with the settlement of these lawsuits.  See Note 5– “Litigation” for a discussion of these lawsuits.  The three and nine months ended September 30, 2006, also included charges of approximately $13.3 million and $16.7 million, respectively, connected with the 2006 restructuring.

Depreciation and Amortization

The tables below summarize our depreciation and amortization expense by segment for each reporting period.

	Three Months Ended September 30,
(In millions)	2007	2006 (1)

RadioShack company-operated stores	$13.3	$14.1
Kiosks	1.6	2.8
Other	0.4	0.5
Unallocated	12.5	14.5
Consolidated depreciation and amortization	$27.8	$31.9

	Nine Months Ended September 30,
(In millions)	2007	2006 (1)

RadioShack company-operated stores	$40.4	$43.8
Kiosks	4.8	8.3
Other	1.3	1.7
Unallocated	39.6	43.7
Consolidated depreciation and amortization	$86.1	$97.5

(1)	Amounts have been retrospectively adjusted to conform to current year presentations.

Consolidated depreciation and amortization for the three and nine months ended September 30, 2007, declined $4.1 million or 12.9% and $11.4 million or 11.7%, respectively.  These decreases were primarily due to the closure of stores and acceleration of depreciation as part of our 2006 restructuring, as well as a reduction in our capital expenditures during 2007.

Impairment of Long-lived Assets

During the three and nine months ended September 30, 2007, we recorded $1.0 million and $2.1 million, respectively, in impairment charges for long-lived assets relating primarily to our company-operated stores and Sprint kiosk operations. We recorded this amount based on the remaining estimated future cash flows of the long-lived assets.

In February 2006 our Board of Directors approved the closure of 400 to 700 RadioShack company-operated stores as part of the 2006 turnaround restructuring. As of March 31, 2006, we had identified 481 specific stores for closure. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss for the nine months ended September 30, 2006.

Additionally, in the third quarter of 2006, we performed impairment tests on both the intangible asset and goodwill associated with our SAM’S CLUB agreement.  We compared the carrying values of these assets with their estimated fair values using a discounted cash flow model and determined that both the intangible asset and the goodwill were impaired, resulting in impairment charges of $10.7 million and $18.6 million, respectively.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $4.4 million and $8.7 million, respectively, for the three months ended September 30, 2007 and 2006. Consolidated net interest expense for the nine months ended September 30, 2007 and 2006, was $13.2 million and $29.4 million, respectively.

Interest expense for the three and nine months ended September 30, 2007, decreased $1.5 million and $2.3 million, respectively, when compared to the corresponding prior year periods.  These decreases were primarily due to less debt outstanding during 2007.  Interest income for the three and nine months ended September 30, 2007, increased $2.8 million and $13.9 million, respectively, when compared to the corresponding prior year periods.  These increases were due to higher investment balances during 2007. Additionally, during the first quarter of 2007, we recorded $1.4 million of interest income related to the federal telecommunications excise tax refund.

Other Income (Loss)

For the three months ended September 30, 2007 and 2006, we recognized an unrealized gain of $2.4 million and an unrealized loss of $2.5 million, respectively, and for the nine months ended September 30, 2007 and 2006, we recognized an unrealized gain of $1.3 million and an unrealized loss of $4.3 million, respectively, related to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants, as a result of our mark to market of these warrants.  During the three months ended September 30, 2007, we modified the expected date at which we would settle the warrants resulting in the $2.4 million unrealized gain.

Income Tax Provision (Benefit)

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2007, were 38.4% and 33.7%, respectively, compared to 37.5% and 50.9% for the corresponding prior year periods.  The effective tax rate for the nine months ended September 30, 2007, was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest.  Refer to Note 7– “Income Taxes” of our consolidated financial statements for additional information.  This $10.0 million reversal lowered our effective tax rate 490 basis points for the nine months ended September 30, 2007. Furthermore, the fluctuation in the effective tax rates for the three and nine months ended September 30, 2006, was due primarily to a tax benefit associated with inventory donations which occurred in the quarter ended June 30, 2006.

RadioShack Retail Outlets

The table below shows our retail locations allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets for the periods presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006

RadioShack company- operated stores (1)	4,446	4,443	4,442	4,467	4,460
Kiosks (2)	751	752	763	772	778
Dealer and other outlets (3)	1,506	1,551	1,560	1,596	1,620
Total number of retail locations	6,703	6,746	6,765	6,835	6,858

(1)
During the past four quarters, we closed 14 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline was due primarily to our decision not to renew leases on locations that failed to meet our financial return goals.

(2)
Kiosks, which include Sprint-branded and SAM’S CLUB kiosks, decreased by 27 locations during the past four quarters. As of September 30, 2007, SAM’S CLUB had the unconditional right to assume the operation of up to 125 kiosk locations based on contractual rights and our failure to achieve certain performance metrics. No kiosk operations were unilaterally assumed by SAM’S CLUB during 2006 or 2007 to date.

(3)
During the past four quarters, our dealer and other outlets decreased by 114 locations, net of new openings.  This decline was due to the closure of smaller outlets and conversion of dealers to RadioShack company-operated stores.

Recently Issued Accounting Pronouncements

Refer to Note 4– “Recently Issued Accounting Pronouncements” of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash flows from operating activities provide us with most of our liquidity. Cash provided by operating activities for the nine months ended September 30, 2007, was $265.2 million, compared to $28.8 million for the corresponding prior year period. Cash provided by net income plus non-cash adjustments to net income was $217.4 million and $138.4 million for the nine months ended September 30, 2007 and 2006, respectively. These 2007 increases were due primarily to an increase in operating income over the prior year. Cash provided by working capital components was $47.8 million and cash used in working capital components was $109.6 million for the nine months ended September 30, 2007 and 2006, respectively. The 2007 improvement in working capital components over the prior year was primarily the result of the improved management of our payables.

Cash used in investing activities was $31.3 million for the nine months ended September 30, 2007, compared to $61.6 million for the corresponding prior year period. This decrease was primarily the result of reduced capital spending during 2007.  Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2007 will range from $50 million to $60 million. RadioShack company-operated store remodels and relocations, as well as information systems updates, will account for the majority of our anticipated 2007 capital expenditures.

Cash used in financing activities was $289.2 million for the nine months ended September 30, 2007, compared to cash provided by financing activities of $85.2 million for the corresponding prior year period. We used cash of $208.5 million to repurchase our common stock during the nine months ended September 30, 2007, while no shares were repurchased in the corresponding prior year period.  Additionally, we paid off our $150.0 million ten-year unsecured note payable on September 4, 2007. We also received net proceeds of $81.2 million, primarily during the first half of 2007, related to the exercise of employee stock options.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, provided $230.6 million for the nine months ended September 30, 2007, compared to a $44.5 million usage during the corresponding prior year period. This increase in free cash flow was the result of an increase in net income and more disciplined management of our working capital, including the improved management of our payables.  The increase was also a result of a reduction in our capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $265.2 million for the nine months ended September 30, 2007, compared to $28.8 million for the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2007	2006	2006

Net cash provided by operating activities	$265.2	$28.8	$314.8
Less:
Additions to property, plant and equipment	34.6	73.3	91.0
Dividends paid	--	--	33.9

Free cash flow	$230.6	$(44.5)	$189.9

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. For the three and nine months ended September 30, 2007, we repurchased 6.9 million shares or $162.0 million and 8.7 million shares or $208.5 million of our common stock.  As of September 30, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

Capital Resources

We believe that cash flows from operations and available cash and cash equivalents will be sufficient to finance our operations and fund our capital expenditures.  Additionally, our revolving credit facilities are available for additional working capital needs or investment opportunities.  As of September 30, 2007, we had $416.7 million in cash and cash equivalents and $625 million available under our revolving credit facilities.

Debt Ratings

Below are the rating agencies’ ratings by category, as well as their respective current outlooks for the ratings, as of October 19, 2007.

Category	Standard and Poor’s	Moody's	Fitch
Senior unsecured debt	BB	Ba1	BB
Outlook	Negative	Stable	Negative
Commercial paper	B-1	NP	B

On March 12, 2007, Moody’s lowered its long-term rating to Ba1, long-term outlook to stable, and short-term rating to NP. These actions followed the announcement of our 2006 financial results. On June 21, 2007, Fitch lowered its long-term rating to BB and kept its rating outlook as negative.  Factors that could impact our future credit ratings include free cash flow and cash levels, changes in our operating performance, the adoption of a more aggressive financial strategy, the economic environment, conditions in the retail and consumer electronics industries, continued sales declines in comparable stores, our financial position and changes in our business strategy. If further downgrades occur, they will adversely impact, among other things, our future borrowing costs, access to debt capital markets, vendor financing terms and future new store occupancy costs.  Due to improvements in liquidity, we terminated our commercial paper program during the third quarter of 2007.

Short-Term Notes

We have a $300.0 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150.0 million of ten-year unsecured long-term notes under this shelf registration. The interest rate on the notes was 6.95% per annum with interest payable on September 1 and March 1 of each year. In September 2007, our $150.0 million ten-year unsecured note payable came due.  On September 4, 2007, we paid off the $150.0 million note payable utilizing our available cash and cash equivalents.  An interest rate swap with an underlying notional amount of $110.5 million was used to hedge a portion of the note payable’s fair value over the life of the note by converting the note’s fixed 6.95% coupon to a floating rate.  This interest rate swap agreement expired in conjunction with the maturity of the note payable.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	September 30,				December 31,
	2007		2006		2006
($ in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization

Current debt	$38.6	3.6%	$265.3	21.9%	$194.9	16.3%
Long-term debt	344.0	31.7%	344.7	28.5%	345.8	29.0%
Total debt	382.6	35.3%	610.0	50.4%	540.7	45.3%
Stockholders’ equity	701.6	64.7%	600.9	49.6%	653.8	54.7%
Total capitalization	$1,084.2	100.0%	$1,210.9	100.0%	$1,194.5	100.0%

Our debt-to-total capitalization ratio on September 30, 2007, decreased from September 30, 2006, due primarily to the payment of our $150.0 million ten-year note in September 2007, and due to an increase in stockholders’ equity.

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

Commitments and Contingent Liabilities

We have contingent liabilities related to retail leases of locations that were assigned to other businesses. The majority of these contingent liabilities relates to various lease obligations arising from leases assigned to CompUSA, Inc. (“CompUSA”) as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill their obligations, the lessors of such locations may seek to recover the unpaid rent from us.  As of September 30, 2007, our maximum rent exposure from the remaining undiscounted lease commitments for 59 locations, assuming no projected sublease income, was approximately $90.0 million.

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. The realignment included a $440.0 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring.  A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the three months ended September 30, 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent.  CompUSA is currently in discussions with its lessors in an effort to negotiate a satisfactory fulfillment of their legal obligation under these leases.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies” we do not believe that a loss contingency should be accrued as it is not probable that we will incur a loss.  Therefore, as of September 30, 2007, we have not made any payments or established any reserves pursuant to these leases.  We are continuing to monitor this situation and will reassess as more information becomes available.

Additionally, at September 30, 2007, we had $44.5 million and $14.7 million of unrecognized tax benefits and related accrued interest, respectively, recognized as long-term liabilities. We are uncertain as to how much, if any, of these contingent liabilities may ultimately be settled through the use of cash or cash equivalents.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2007, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily our interest rate swaps on previously issued debt and warrants we earned to acquire the common stock of Sirius.  We have not entered into any new financial derivative instruments during 2007. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at September 30, 2007, of $230.8 million, consisting of fluctuating short-term investments, which are classified as interest-bearing cash and cash equivalents on the balance sheet of $380.8 million, and offset by $150.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating rate net exposure would result in a decrease in annual net interest expense of $2.3 million. This hypothesis assumes no change in the net principal balance.

In September 2007, our $150.0 million ten-year unsecured note payable came due.  Upon maturity, we paid off the $150.0 million note payable utilizing our available cash and cash equivalents.  An interest rate swap with an underlying notional amount of $110.5 million was used to hedge a portion of the note payable’s fair value over the life of the note by converting the note’s fixed 6.95% coupon to a floating rate.  This interest rate swap agreement expired in conjunction with the maturity of the note payable.

Our exposure to market risk, specifically the equity markets, relates to warrants we have earned to purchase six million shares of Sirius stock at an exercise price of $5.00 per share.  The underlying valuation of the warrants is based on the Black-Scholes-Merton option pricing model. For the three months ended September 30, 2007 and 2006, we recognized an unrealized gain of $2.4 million and an unrealized loss of $2.5 million, respectively, and for the nine months ended September 30, 2007 and 2006, we recognized an unrealized gain of $1.3 million and an unrealized loss of $4.3 million, respectively, as a result of our mark to market of these warrants.  During the three months ended September 30, 2007, we modified the expected date at which we would settle the warrants, resulting in a $2.4 million unrealized gain.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 5– “Litigation” of the consolidated financial statements for information on legal proceedings.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2007	---	$	---	---	$163,350,338
August 1 – 31, 2007	6,850,000		$23.64	6,850,000	$1,390,147
September 1 – 30, 2007	---	$	---	---	$1,390,147
Total	6,850,000			6,850,000

(1)
These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program; however, no shares were repurchased during the second quarter of 2007. For the three and nine months ended September 30, 2007, respectively, we repurchased 6.9 million shares or $162.0 million and 8.7 million shares or $208.5 million of our common stock.  As of September 30, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program. During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 24, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: October 29, 2007	By	/s/	Martin O. Moad
Martin O. Moad
Vice President –
Corporate Controller
(Authorized Officer)

Date: October 29, 2007		/s/	James F. Gooch
James F. Gooch
Executive Vice President –
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