Form 10-K
period 2007-12-31
RADIOSHACK CORP
filed 2008-02-26
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 30, 2007, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant, based on the closing sale price of those shares on the New York Stock Exchange reported on June 29, 2007, was $3,380,254,316. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 30, 2007, are the affiliates of the registrant.

As of February 15, 2008, there were 131,098,588 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Our day-to-day focus is concentrated in four major areas:

•	Provide our customers a positive in-store experience
•	Grow gross profit dollars by increasing the overall value of each ticket
•	Control costs continuously throughout the organization
•	Utilize the funds generated from operations appropriately and invest only in projects that have an adequate return or are operationally necessary

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K. For information regarding the net sales and operating revenues and operating income for each of our business segments for fiscal years ended December 31, 2007, 2006 and 2005, please see Note 28 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2007, we operated 4,447 company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2007, we operated 739 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks in shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets and their associated accessories. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2007, we had a network of 1,484 RadioShack dealer outlets, including 36 located outside of North America. These outlets provide private label and third-party branded products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia, RCA/Thomson, and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2007, we had eight RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name-brand and private label products sold through our various sales channels.

International Operations: As of January 31, 2007, we had closed all of our locations in Canada. As of December 31, 2007, there were 176 RadioShack-branded stores and 17 dealers in Mexico. These RadioShack-branded stores and dealer outlets are overseen by a joint venture in which we are a minority owner with Grupo Gigante, S.A. de C.V. Our revenues from foreign customers are not material, and we do not have a material amount of long-lived assets located outside of the United States. We do not consolidate the operations of the Mexican joint venture in our consolidated financial statements.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2007, we had five distribution centers shipping over 800 thousand cartons each month, on average, to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our company-operated stores. During the first half of 2008, we will close our distribution center in Columbus, Ohio.

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

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,900 employees as of December 31, 2007. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows are greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Flow and Liquidity” under MD&A. Also, refer to Note 27 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would have a material adverse impact on our business. Our private label manufactured products are sold primarily under the RadioShack trademark and under the Accurian or Gigaware trademark. We also own various patents and patent applications relating to consumer electronics products.

We do not own any material patents or trademarks associated with our kiosk operations.

SUPPLIERS AND BRANDED RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer private label and third-party branded products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private label merchandise. We do not expect a lack of availability of raw materials or any single private label product to have a material impact on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint Nextel, AT&T, Apple Computer, EchoStar Satellite Corporation (DISH Network), Hewlett-Packard Company and Sirius Satellite Radio Inc. (“Sirius.”) In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers strictly on an economic basis where demand has exceeded supply.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services that we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, driven primarily by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including consumer electronics retailers such as Circuit City and Best Buy. Department and specialty retail stores, such as Sears and The Home Depot, compete in more select product categories. AT&T, Sprint Nextel, and other wireless providers compete directly with us in the wireless telephone category through their own retail and online presence. Mass merchandisers such as Wal-Mart and Target, and other alternative channels of distribution such as mail order and e-commerce retailers, compete with us on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private labels.

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

We cannot give assurance that we will compete successfully in the future, given the highly competitive nature of the consumer electronics retail business. Also, in light of the ever-changing nature of the consumer electronics retail industry, we would be adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time. Furthermore, our business would be adversely affected if we failed to offer value-added solutions or if our competitors were to enhance their ability to provide these value-added solutions.

EMPLOYEES
As of December 31, 2007, we had approximately 35,800 employees, including 1,900 temporary seasonal employees. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of any of the following events could have a material adverse effect on our business:

·	Our inability to keep our extensive store distribution system updated and conveniently located near our target customers
·	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products
·	Our inability to recognize evolving consumer electronics trends and offer products that customers need and want

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

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing stores may also be affected by:

·	Our success in attracting customers into our stores
·	Our ability to choose the correct mix of products to sell
·	Our ability to keep stores stocked with merchandise customers will purchase
·	Our ability to maintain fully-staffed stores and trained employees

Any reductions or changes in the growth rate of the wireless industry or changes in the dynamics of the wireless communications industry could cause a material adverse effect on our financial results.

Sales of wireless handsets and the related commissions and residual income constitute approximately one-third of our total revenue. Consequently, changes in the wireless industry, such as those discussed below, could have a material adverse effect on our results of operations and financial condition.

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

Another change in the wireless industry that could materially and adversely affect our profitability is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength, particularly competition from wireless carriers’ retail stores, which could adversely affect our business as competitive levels increase.

Our inability to effectively manage our receivable levels, particularly with our service providers, could adversely affect our financial results.

We maintain significant receivable balances from various service providers (i.e. Sprint Nextel, ATT, Sirius and DISH) consisting of commissions, residuals and marketing development funds. Changes in the financial markets or financial condition of these service providers could cause a delay or failure in receiving these funds. Failure to receive these payments could have an adverse affect on our financial results.

We may not be able to maintain our historical gross margin levels.

Historically, we have maintained gross margin levels ranging from 45% to 48%. We may not be able to maintain these margin levels in the future due to various factors, including increased higher sales of lower margin products such as personal electronics products and third-party branded products. If sales of these lower margin items continue to increase and replace sales of higher margin items, our gross margin and overall gross profit levels will be adversely affected.

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

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors, some of which are beyond our control. These factors, including technology advancements, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess appropriate product life cycles or end-of-life products, leaving us with excess inventory. To reduce these inventory levels, we may be required to lower our prices, adversely impacting our financial results.

Alternatively, we may have inadequate inventory levels for particular items, including popular selling merchandise, due to factors such as unanticipated high demand for certain products, unavailability of products from our vendors, import delays, labor unrest, untimely deliveries or the disruption of international, national or regional transportation systems. The effect of the occurrence of any of these factors on our inventory supply could adversely impact our financial results.

Our inability to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our operating strategies could cause our operating results to suffer.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company overall, which could have a material adverse effect on our business and financial results. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in the federal minimum wage may adversely affect our compensation expense.

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

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products and technologies. If we fail to identify these new products and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our sales and profitability could be adversely affected. Furthermore, it is possible that these new products or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales and profitability. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also impact our ability to increase or maintain our sales and profitability.

Failure to enter into, maintain and renew profitable relationships with providers of third-party branded products could adversely affect our sales and profitability.

Our large selection of third-party branded products makes up a significant portion of our overall sales. If we are unable to create, maintain or renew our relationships with the suppliers of these products, our sales and our profitability could be adversely impacted.

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

We have contingent liabilities related to retail leases of locations which were assigned to other businesses. The majority of these contingent liabilities relate to various lease obligations arising from leases assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we may be responsible for rent due under the leases, which could have a material adverse affect on our financial results.

Failure to comply with, or the additional implementation of, restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us could adversely affect our business and our financial results.

We are subject to various federal, state, and local laws and regulations including, but not limited to, the Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor, the Occupational Safety and Health Administration, and the Environmental Protection Agency. Failure to properly adhere to these and other applicable laws and regulations could result in the imposition of penalties or adverse legal judgments and could adversely affect our business and our financial results. Similarly, the cost of complying with newly-implemented laws and regulations could adversely affect our business and our financial results.

Any potential tariffs imposed on products that we import from China, as well as any significant strengthening of China’s currency against the U.S. dollar, could negatively impact our financial results.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) or the continued strengthening of the Chinese currency against the U.S. dollar could increase the cost of items we purchase, which in turn could have a material adverse effect on our financial results.

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

A terrorist attack or series of attacks on the United States could have a significant adverse impact on the United States’ economy. This downturn in the economy could, in turn, have a material adverse effect on our results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we cannot predict.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference. The following items are discussed further in the Notes to Consolidated Financial Statements:

Property, Plant and Equipment	Note 5
Commitments and Contingent Liabilities	Note 14

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease one distribution center in the United States and four administrative offices and one manufacturing plant in China. Our leased distribution center in Columbus, Ohio, will be closed during the first half of 2008. We own the property on which the other five distribution centers and two manufacturing facilities are located within the United States. We sold and leased back the buildings and certain property at our corporate headquarters located in downtown Fort Worth, Texas. In connection with this transaction, we entered into a 20-year lease agreement in December 2005, with four five-year options to renew.

RETAIL OUTLETS
The table below shows our retail locations at December 31, 2007, allocated among domestic RadioShack company-operated stores, kiosks and dealer and other outlets.

	Average Store Size (Sq. Ft.)	At December 31,
		2007	2006	2005
RadioShack company-operated stores (1)	2,527	4,447	4,467	4,972
Kiosks (2)	99	739	772	777
Dealer and other outlets (3)	N/A	1,484	1,596	1,711
Total number of retail locations		6,670	6,835	7,460

(1)
In 2007, we closed 20 RadioShack company-operated stores, net of new store openings and relocations. Our 2006 decline resulted primarily from the implementation of our restructuring program, which included the closure of 481 company-operated stores, as well as our decision not to renew leases on other locations that failed to meet our financial return goals. See “2006 Restructuring Review” included in MD&A below.

(2)
Kiosks, which include Sprint-branded and SAM’S CLUB kiosks, decreased by 33 locations during 2007. As of December 31, 2007, SAM’S CLUB had the unconditional right to assume the operation of up to 125 kiosk locations based on contractual rights and our failure to achieve certain performance metrics. No kiosk operations were unilaterally assumed by SAM’S CLUB during 2006 or 2007.

(3)
During 2007, our dealer and other outlets decreased by 112 locations, net of new openings. This decline was primarily due to the closure of smaller outlets and conversion of dealers to RadioShack company-operated stores. Additionally, as of January 31, 2007, we had closed all of our locations in Canada. In 2006, we closed 115 dealer locations, net of new openings, primarily due to the closure of smaller outlets that did not meet our financial return goals.

Real Estate Owned and Leased
	Approximate Square Footage At December 31,
	2007			2006
(In thousands)	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company- operated stores	18	11,218	11,236	18	11,134	11,152
Kiosks	--	73	73	--	78	78
Canadian company- operated stores	--	--	--	--	23	23

Support Operations
Manufacturing	134	466	600	134	320	454
Distribution centers and office space	2,229	1,543	3,772	2,229	1,750	3,979
	2,381	13,300	15,681	2,381	13,305	15,686

Below is a complete listing at December 31, 2007, of our top 40 dominant marketing areas for RadioShack company-operated stores, kiosks and dealers.

Dominant Marketing Area	Company Stores, Kiosks and Dealers
1	New York City	386
2	Los Angeles	304
3	Chicago	167
4	Fort Worth-Dallas	161
5	Philadelphia	160
6	Washington, DC	137
7	Houston	131
8	Boston	129
9	San Francisco-Oakland-San Jose	124
10	Atlanta	115
11	Denver	102
12	Seattle-Tacoma	99
13	Minneapolis-St. Paul	97
14	Cleveland	94
15	Phoenix	93
16	Tampa-St. Petersburg	88
17	Detroit	84
18	Miami-Ft. Lauderdale	84
19	St. Louis	79
20	Orlando-Daytona Beach-Melbourne	74
21	Sacramento-Stockton-Modesto	69
22	Pittsburgh	68
23	Portland, Oregon	65
24	Salt Lake City	64
25	Indianapolis	63
26	Raleigh-Durham	60
27	Baltimore	57
28	Hartford-New Haven	56
29	Charlotte	55
30	Nashville	51
31	Norfolk-Portsmouth-Newport News	51
32	Cincinnati	50
33	Kansas City	50
34	Greenville-Spartanburg-Asheville	49
35	San Antonio	49
36	Milwaukee	47
37	San Diego	46
38	Albuquerque-Santa Fe	45
39	Columbus	44
40	Grand Rapids-Kalamazoo-Battle Creek	42
	TOTAL:	3,789

ITEM 3. LEGAL PROCEEDINGS.
Refer to Note 13 – “Litigation” in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list, as of February 15, 2008, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
Julian C. Day (1)	Chief Executive Officer and Chairman of the Board (July 2006)	2006	55
Bryan Bevin (2)	Executive Vice President – Store Operations (January 2008)	2008	45
James F. Gooch (3)	Executive Vice President and Chief Financial Officer (August 2006)	2006	40
Peter J. Whitsett (4)	Executive Vice President – Chief Merchandising Officer (December 2007)	2007	42
Robert J. Kilinski (5)	Senior Vice President – Marketing and Wireless (July 2007)	2007	50
Cara D. Kinzey (6)	Senior Vice President – Information Technology (March 2006)	2006	41
John G. Ripperton (7)	Senior Vice President – Supply Chain (August 2006)	2006	54
Martin O. Moad (8)	Vice President and Controller (August 2007)	2007	51

There are no family relationships among the executive officers listed, and there are no undisclosed arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors to serve until their successors are appointed.

(1)
Mr. Day was appointed Chief Executive Officer and Chairman of the Board of RadioShack in July 2006.  Prior to his appointment, Mr. Day was a private investor. Mr. Day became the President and Chief Operating Officer of Kmart Corporation in March 2002 and served as Chief Executive Officer of Kmart from January 2003 to October 2004. Following the merger of Kmart and Sears, Roebuck and Co., Mr. Day served as a Director of Sears Holding Corporation (the parent company of Sears, Roebuck and Co. and Kmart Corporation) until April 2006. Mr. Day joined Sears as Executive Vice President and Chief Financial Officer in 1999, and was promoted to Chief Operating Officer and a member of the Office of the Chief Executive, where he served until 2002.

(2)
Mr. Bevin was appointed Executive Vice President – Store Operations in January 2008. Before joining RadioShack, Mr. Bevin was Senior Vice President, U.S. Operations, for Blockbuster Entertainment from January 2006 until October 2007, and Senior Vice President/General Manager – Games from June 2005 until December 2005. Prior to joining Blockbuster, Mr. Bevin was Vice President of Retail for Cingular and Managing Director for Interactive Telecom Solutions.

(3)
Mr. Gooch was appointed Executive Vice President and Chief Financial Officer in August 2006.  Previously, Mr. Gooch served as Executive Vice President – Chief Financial Officer of Entertainment Publications from May 2005 to August 2006.  From 1996 to May 2005, Mr. Gooch served in various positions at Kmart Corporation, including Vice President, Controller and Treasurer, and Vice President, Corporate Financial Planning and Analysis.

(4)
Mr. Whitsett was appointed Executive Vice President – Chief Merchandising Officer in December 2007.  Previously, Mr. Whitsett was Senior Vice President, Kmart Merchandising Officer, from July 2005 until November 2007. He joined Kmart in 1999 as Director, Merchandise Planning & Replenishment, and later served as Divisional Vice President, Merchandise Planning, Divisional Vice President, Merchandising Consumables, Vice President/General Merchandise Manager, Drug Store and Food, and Vice President/General Merchandise Manager.

(5)
Mr. Kilinski was appointed Senior Vice President – Marketing and Wireless in July 2007. Mr. Kilinski joined RadioShack in 1978 and has served as Vice President - Marketing & Wireless, Vice President - Brand Development & Communications, Vice President – Marketing, Vice President - Customer Acquisition & Retention, Senior Vice President - Marketing Implementation & Services, Senior Division Vice President & General Manager - Connecting Places, Senior Division Vice President - Strategic Services, Division Vice President - Service & Support, and Executive Vice President and Director for AmeriLink Corp. and Nacom Corporation, two former wholly-owned subsidiaries of RadioShack.

(6)
Ms. Kinzey was appointed Senior Vice President – Information Technology in March 2006. Before joining RadioShack, Ms. Kinzey served as Vice President – Membership, Member Services and Credit for SAM’S CLUB and as Vice President – HR/Finance/Corporate Systems and Vice President of Store Systems for Wal-Mart Stores, Inc.

(7)
Mr. Ripperton was appointed Senior Vice President – Supply Chain Management in August 2006. Mr. Ripperton joined RadioShack in 2000 and has served as Vice President – Distribution, Division Vice President - Distribution, Group General Manager, and Distribution Center Manager.

(8)
Mr. Moad was appointed Vice President and Controller in August 2007. He has worked for RadioShack for more than 25 years, and has served as Vice President and Treasurer, Vice President - Investor Relations, Director - Investor Relations, Vice President – Controller (InterTAN, Inc.), Vice President – Assistant Secretary (InterTAN, Inc.), Assistant Secretary (InterTAN, Inc.), Controller – International Division, and Staff Accountant – International Division.  InterTAN, Inc., was an NYSE-registered spin-off of RadioShack’s international units.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2007.

			Dividends
Quarter Ended	High	Low	Declared
December 31, 2007	$23.42	$16.72	$0.25
September 30, 2007	34.98	20.09	--
June 30, 2007	35.00	26.66	--
March 31, 2007	27.88	16.69	--

December 31, 2006	$20.40	$16.49	$0.25
September 30, 2006	19.71	13.76	--
June 30, 2006	18.83	14.00	--
March 31, 2006	22.90	18.74	--

HOLDERS OF RECORD
At February 15, 2008, there were 19,484 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On November 12, 2007, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 19, 2007, to stockholders of record on November 29, 2007.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

                               PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2007	---	$	---	---	$1,390,147
November 1 – 30, 2007	---	$	---	---	$1,390,147
December 1 – 31, 2007	---	$	---	---	$1,390,147
Total	---	$	---	---

(1)
These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program; however, no shares were repurchased during the second and fourth quarters of 2007. For the twelve months ended December 31, 2007, we repurchased 8.7 million shares or $208.5 million of our common stock. As of December 31, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program. During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (UNAUDITED)
RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2007	2006	2005	2004	2003
Statements of Income Data
Net sales and operating revenues	$4,251.7	$4,777.5	$5,081.7	$4,841.2	$4,649.3
Operating income	$381.9	$156.9	$349.9	$558.3	$483.7
Net income	$236.8	$73.4	$267.0	$337.2	$298.5
Net income per share:
Basic	$1.76	$0.54	$1.80	$2.09	$1.78
Diluted	$1.74	$0.54	$1.79	$2.08	$1.77
Shares used in computing income per share:
Basic	134.6	136.2	148.1	161.0	167.7
Diluted	135.9	136.2	148.8	162.5	168.9
Gross profit as a percent of sales (1)	47.6%	44.6%	44.6%	48.2%	47.4%
SG&A expense as a percent of sales (1)	36.2%	37.9%	35.5%	34.8%	35.3%
Operating income as a percent of sales	9.0%	3.3%	6.9%	11.5%	10.4%
Balance Sheet Data
Inventories, net	$705.4	$752.1	$964.9	$1,003.7	$766.5
Total assets	$1,989.6	$2,070.0	$2,205.1	$2,516.7	$2,243.9
Working capital	$818.8	$615.4	$641.0	$817.7	$808.5
Capital structure:
Current debt	$61.2	$194.9	$40.9	$55.6	$77.4
Long-term debt	$348.2	$345.8	$494.9	$506.9	$541.3
Total debt	$409.4	$540.7	$535.8	$562.5	$618.7
Total debt, net of cash and cash equivalents	$(100.3)	$68.7	$311.8	$124.6	$(16.0)
Stockholders' equity	$769.7	$653.8	$588.8	$922.1	$769.3
Total capitalization (2)	$1,179.1	$1,194.5	$1,124.6	$1,484.6	$1,388.0
Long-term debt as a % of total capitalization (2)	29.5%	29.0%	44.0%	34.1%	39.0%
Total debt as a % of total capitalization (2)	34.7%	45.3%	47.6%	37.9%	44.6%
Book value per share at year end	$5.87	$4.81	$4.36	$5.83	$4.73
Financial Ratios
Return on average stockholders' equity	33.2%	11.8%	35.3%	39.9%	39.9%
Return on average assets	12.3%	3.4%	11.3%	14.2%	13.4%
Annual inventory turnover	3.3	2.9	2.7	2.6	2.8
Other Data
EBITDA (3)	$494.6	$285.1	$473.7	$659.7	$575.7
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.25
Capital expenditures	$45.3	$91.0	$170.7	$229.4	$189.6
Number of retail locations at year end	6,670	6,835	7,460	7,433	7,051
Average square footage per RadioShack company-operated store	2,527	2,496	2,489	2,529	2,450
Comparable store sales (decrease) increase	(8.2%)	(5.6%)	0.9%	3.2%	2.4%
Shares outstanding	131.1	135.8	135.0	158.2	162.5

This table should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes.

(1)
Amounts have been revised. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision. Further, as a result of the revision for years 2004 and 2003, costs of products sold increased by $100.8 million and $110.5 million, SG&A decreased by $90.2 million and $97.7 million, and depreciation included in operating expenses decreased by $10.6 million and $12.8 million, respectively.

(2)	Capitalization is defined as total debt plus total stockholders' equity.
(3)
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

The following table is a reconciliation of EBITDA to net income.

	Year Ended December 31,
(In millions)	2007	2006	2005	2004	2003
Reconciliation of EBITDA to Net Income
EBITDA	$494.6	$285.1	$473.7	$659.7	$575.7

Interest expense, net of interest income	(16.2)	(36.9)	(38.6)	(18.2)	(22.9)
Provision for income taxes	(129.8)	(38.0)	(51.6)	(204.9)	(174.3)
Depreciation and amortization	(112.7)	(128.2)	(123.8)	(101.4)	(92.0)
Other income (loss), net	0.9	(8.6)	10.2	2.0	12.0
Cumulative effect of change in accounting principle, net of $1.8 million tax benefit in 2005	--	--	(2.9)	--	--
Net income	$236.8	$73.4	$267.0	$337.2	$298.5

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

Subsequent to the end of 2007, we determined that we should revise the classification of certain expenses relating to merchandise acquisition and the operation of our distribution centers, including depreciation, in our Consolidated Statements of Income. This revision had no impact on previously reported operating income, net income, financial position, stockholder's equity, comprehensive income, or cash flows from operating activities.  Our policy is, and historically has been, to capitalize such amounts into inventory. However, historically upon capitalization of these expenses, we increased inventory and previously decreased cost of products sold, rather than decreasing selling, general and administrative (“SG&A”) expense where these expenses were originally recorded. As a result, we had understated cost of products sold and overstated SG&A expense and, to a lesser extent, depreciation. We believe the revised presentation provides consistency between our consolidated balance sheets and statements of income by aligning the classification of our distribution costs within our statements of income in the manner in which these costs are included in our inventory balance. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision. The following discussion and analysis has been updated to reflect this revision.

OVERVIEW
Highlights related to the year ended December 31, 2007, include:

•
Net sales and operating revenues decreased $525.8 million to $4,251.7 million, compared to the corresponding prior year period.  Comparable  store sales decreased 8.2%.  This decline was primarily due to a sales decrease in our wireless and personal electronics platforms.

•	Gross margin increased 300 basis points to 47.6% compared to the corresponding prior year period. This increase was primarily due to improved inventory management and a shift in our product mix.
•
SG&A expense decreased $272.2 million to $1,538.5 million, compared to the corresponding prior year period.  As a percentage of net sales and operating revenues, SG&A declined 170 basis points to 36.2%.  A significant portion of this improvement was attributable to decreased compensation as a result of reductions in our corporate and store personnel in 2006 and better management of store labor hours.  Other factors leading to the decline of SG&A included a decrase in professional fees driven by reduced legal costs related to our defense of certain class action lawsuits during 2006, as well as a reduction in the use of consultants.  The SG&A improvement also resulted from $44.6 million in severance and other restructuring charges recognized in 2006, and a $14.3 million reduction of accrued vacation in 2007 in connection with the modification of our employee vacation policy during 2007.

•
Operating income increased $225.0 million to $381.9 million, and net income increased $163.4 million to $236.8 million, compared to the corresponding prior year period.  The results for the year ended December 31, 2006, included pre-tax impairment charges of $44.3 million.  Net income per diluated share was $1.74 for the year ended December 31, 2007, compared to $0.54 for the corresponding prior year period.

2006 RESTRUCTURING REVIEW
Due to negative trends that developed in our business during calendar year 2005, we announced a restructuring program on February 17, 2006, that contained four key components:

•	Update our inventory
•	Focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores, and aggressively relocate other RadioShack company-operated stores
•	Consolidate our distribution centers
•	Reduce our overhead costs

Through December 31, 2006, we conducted a liquidation of certain inventory during the summer and fall of 2006, and replaced underperforming merchandise with new faster-moving merchandise. During the summer of 2006, we also focused on our top-performing stores and completed the closure of 481 underperforming stores, reducing the number of retail employees in connection with these closures. Additionally, we consolidated our distribution centers in the fall of 2006. Management also reduced our cost structure; including our advertising spend rate and our workforce within our corporate headquarters. A number of other cost reductions were implemented. As of December 31, 2006, we considered our restructuring program to be substantially complete.

The 2006 restructuring affects comparability in certain areas of this MD&A discussion and is discussed where necessary.

See “Financial Impact of Restructuring Program” below for a discussion of the financial impact of our 2006 restructuring program.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Consolidated net sales decreased 11.0% or $525.8 million to $4,251.7 million for the year ended December 31, 2007, from $4,777.5 million in the corresponding prior year period. This decrease was primarily due to a comparable store sales decline of 8.2% for the year ended December 31, 2007, in addition to the closure of 481 company-operated stores during June and July 2006 as part of our 2006 restructuring. Approximately 290 of the 481 stores were closed in July 2006, with a majority of the remainder closed in the last half of June 2006. The decrease in comparable store sales was primarily caused by a decline in our wireless and personal electronics platform sales.

Consolidated net sales and operating revenues for our two reportable segments and other sales are as follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
RadioShack company-operated stores	$3,637.7	$4,079.8	$4,480.8
Kiosks	297.0	340.5	262.7
Other sales	317.0	357.2	338.2
Consolidated net sales and operating revenues	$4,251.7	$4,777.5	$5,081.7

Consolidated net sales and operating revenues (decrease) increase	(11.0%)	(6.0%)	5.0%
Comparable store sales (decrease) increase (1)	(8.2%)	(5.6%)	0.9%

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2007		2006		2005
Wireless	$1,416.4	33.3%	$1,654.8	34.6%	$1,746.0	34.4%
Accessory	1,029.7	24.2	1,087.6	22.8	1,040.1	20.5
Personal electronics	650.7	15.3	751.8	15.7	746.7	14.7
Modern home	556.1	13.1	611.9	12.8	672.6	13.2
Power	251.3	5.9	271.4	5.7	302.3	5.9
Technical	184.4	4.3	198.4	4.2	205.2	4.0
Service	100.5	2.4	106.3	2.2	262.5	5.2
Service centers and other sales (1)	62.6	1.5	95.3	2.0	106.3	2.1
Consolidated net sales and operating revenues	$4,251.7	100.0%	$4,777.5	100.0%	$5,081.7	100.0%

(1)
Service centers and other sales include outside sales from our service centers, in addition to RadioShack company-operated store repair revenue, and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

2007 COMPARED WITH 2006

RadioShack Company-Operated Stores

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues for the RadioShack segment.

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2007		2006		2005
Wireless	$1,085.6	29.8%	$1,288.1	31.6%	$1,453.3	32.4%
Accessory	949.3	26.1	1,006.6	24.7	976.8	21.8
Personal electronics	589.8	16.2	683.1	16.8	680.1	15.2
Modern home	494.5	13.6	539.5	13.2	602.4	13.4
Power	235.8	6.5	258.1	6.3	289.1	6.5
Technical	171.9	4.7	184.6	4.5	192.1	4.3
Service	97.3	2.7	102.3	2.5	255.3	5.7
Other revenue	13.5	0.4	17.5	0.4	31.7	0.7
Net sales and operating revenues	$3,637.7	100.0%	$4,079.8	100.0%	$4,480.8	100.0%

To assist in comparability, the revenue discussion presented below primarily analyzes results excluding the closed stores in 2006.

Excluding the effects of the 2006 store closures, sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 13.7% for the year ended December 31, 2007, when compared to the corresponding prior year period. This decrease was primarily driven by a decline in postpaid wireless sales for our two main wireless carriers. We believe that these sales declines were the result of increased wireless competition, a challenging wireless industry environment, and a shift to prepaid handsets and corresponding service plans. This decrease, however, was partially offset by increased sales of GPS products, particularly in the fourth quarter of 2007, and prepaid wireless handset sales. Including the effects of the 2006 store closures, wireless platform sales for the year ended December 31, 2007, decreased 15.7%.

Excluding the effects of the 2006 store closures, sales in our accessory platform (includes home entertainment, wireless, music and computer accessories; media storage; power adapters; digital imaging products and headphones) decreased 2.3% for the year ended December 31, 2007, when compared to the corresponding prior year period. This decrease was primarily the result of declines in wireless and home entertainment accessory sales, but partially offset by increases in media storage and imaging accessories sales. Including the effects of the 2006 store closures, accessory platform sales for the year ended December 31, 2007, decreased 5.7%.

Excluding the effects of the 2006 store closures, sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, camcorders, general radios, and wellness products) decreased 11.7% for the year ended December 31, 2007, when compared to the corresponding prior year period. This decrease was driven primarily by sales declines in satellite radios and digital music players, but was partially offset by increased sales of video gaming products. Including the effects of the 2006 store closures, personal electronics platform sales for the year ended December 31, 2007, decreased 13.7%.

Excluding the effects of the 2006 store closures, sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 5.7%, for the year ended December 31, 2007, when compared to the corresponding prior year period. This decrease was the result of sales declines in residential telephones, and DVD players and recorders, offset by increased sales of laptop computers, PC peripherals, and flash drives. Including the effects of the 2006 store closures, modern home platform sales for the year ended December 31, 2007, decreased 8.3%.

Excluding the effects of the 2006 store closures, sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 5.6% for the year ended December 31, 2007, when compared to the corresponding prior year period. This sales decline was the result of decreased sales of general purpose and special purpose telephone batteries. Including the effects of the 2006 store closures, power platform sales for the year ended December 31, 2007, decreased 8.6%.

Excluding the effects of the 2006 store closures, sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 2.2% for the year ended December 31, 2007, when compared to the corresponding prior year period. This sales decline was due primarily to a decrease in sales of robotic kits, metal detectors and tools, partially offset by an increase in audio cable sales. Including the effects of the 2006 store closures, technical platform sales for the year ended December 31, 2007, decreased 6.9%.

Excluding the effects of the 2006 store closures, sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) decreased 2.6% for the year ended December 31, 2007, when compared to the corresponding prior year period. Prepaid airtime sales increased for the year ended December 31, 2007; however, this gain was more than offset by decreases in bill payment revenue. Including the effects of the 2006 store closures, service platform sales for the year ended December 31, 2007, decreased 4.9%.

Other revenue (includes RS company-operated store repair revenue and other revenue) decreased $4.0 million or 22.9% for the year ended December 31, 2007, compared to the prior year, due in part to the 2006 store closures and to a decline in store repair revenue.

Kiosks

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased 12.8% or $43.5 million for the year ended December 31, 2007, when compared to the corresponding prior year period. While this decrease is partially attributable to fewer kiosk locations compared to the prior year, we believe that this sales decline was primarily the result of increased wireless competition, a challenging wireless industry environment, and a customer shift to prepaid handsets which are generally priced lower than postpaid handsets.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales to our Mexican joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities and, in 2006, sales of our now closed Canadian company-operated stores. Other sales were down $40.2 million or 11.3% for the year ended December 31, 2007, respectively, when compared to the corresponding prior year period. This sales decrease was primarily due to the sale or closure of five service centers late in the second quarter of 2006, fewer dealer outlets in 2007, and a decline in product sales to the remaining dealers.

GROSS PROFIT

Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
Gross profit	$2,025.8	$2,129.4	$2,266.7
Gross profit decrease	(4.9%)	(6.1%)	(2.9%)

Gross margin	47.6%	44.6%	44.6%

Consolidated gross profit and gross margin for the year ended December 31, 2007, were $2,025.8 million and 47.6%, respectively, compared with $2,129.4 million and 44.6% in the corresponding prior year period, resulting in a 4.9% decrease in gross profit dollars and a 300 basis point increase in our gross margin.

The decrease in gross profit for the year ended December 31, 2007, was the result of a decline in net sales and operating revenues primarily due to a comparable store sales decrease and store closures associated with our 2006 restructuring. Our 2007 gross margin increased primarily due to an improvement in our inventory management and a shift in product mix. In addition, refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes were recorded in the first and fourth quarters of 2007, respectively. A portion of these refunds totaling $18.8 million was recorded as a reduction to cost of products sold, which accounted for a 44 basis point increase in our gross margin. See Note 12 – “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSE

Our consolidated SG&A expense decreased 15.0% or $272.2 million for the year ended December 31, 2007, when compared to the corresponding prior year period. This represents a 170 basis point decrease as a percentage of net sales and operating revenues compared to the corresponding prior year period.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2007		2006 (1)		2005 (1)
	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues

(In millions)
Payroll and commissions	$638.6	15.0%	$798.2	16.7%	$767.9	15.1%
Rent	304.7	7.2	312.1	6.5	292.1	5.7
Advertising	208.8	4.9	216.3	4.5	263.1	5.2
Other taxes (excludes income taxes)	103.0	2.4	121.2	2.5	120.8	2.4
Utilities and telephone	61.4	1.4	64.7	1.4	68.5	1.4
Insurance	58.1	1.4	62.8	1.3	63.1	1.2
Credit card fees	37.8	0.9	40.1	0.8	40.4	0.8
Professional fees	19.1	0.4	49.2	1.0	43.3	0.9
Licenses	12.7	0.3	13.2	0.3	13.4	0.3
Repairs and maintenance	10.9	0.3	11.7	0.3	11.6	0.2
Printing, postage and office supplies	9.6	0.2	11.7	0.3	10.3	0.2
Stock purchase and savings plans	7.2	0.2	11.1	0.2	15.5	0.3
Recruiting, training & employee relations	6.8	0.2	12.3	0.3	14.6	0.3
Travel	5.2	0.1	8.3	0.2	10.3	0.2
Warranty and product repair	5.1	0.1	7.1	0.1	11.9	0.2
Other	49.5	1.2	70.7	1.5	56.5	1.1

	$1,538.5	36.2%	$1,810.7	37.9%	$1,803.3	35.5%

(1)
Amounts have been revised. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements for a complete discussion.

Payroll and commissions expense decreased in dollars and as a percentage of net sales and operating revenues. This decrease was primarily driven by a reduction in our corporate support staff, a reduction of store personnel from store closures in 2006, and better management of store labor hours. Additionally, compensation included an $8.5 million charge recorded in the first quarter of 2007 associated with the reduction of approximately 280 corporate support employees, while the year ended December 31, 2006, included employee separation charges of approximately $16.1 million connected with the 2006 restructuring. Furthermore, our accrued vacation was reduced $14.3 million during the year ended December 31, 2007, in connection with the modification of our employee vacation policy during 2007.

Rent expense decreased in dollars, but increased as a percent of net sales and operating revenues. The rent decrease was primarily driven by store closures from our 2006 restructuring.

Advertising expense decreased in dollars, but increased as a percent of net sales and operating revenues. This decrease was primarily due to a change in our media strategy, as we changed the mix of media used in our advertising program from television to more radio and newspaper usage, as well as reduced sponsorship programs.

Professional fees decreased in both dollars and as a percent of net sales and operating revenues. The decrease relates to a decline in our use of consultants and lower fees incurred as a result of our defense of certain class action lawsuits during 2006, as well as prior year recognition of $5.1 million of the $8.8 million charge to establish a legal reserve for the settlement of these lawsuits. See Note 13 – “Litigation” in the Notes to Consolidated Financial Statements for a discussion of these lawsuits.

DEPRECIATION AND AMORTIZATION

The table below gives a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2007	2006	2005 (1)
RadioShack company-operated stores	$53.4	$58.2	$52.1
Kiosks	6.3	10.2	9.0
Other	1.7	2.3	2.3
Unallocated	51.3	57.5	60.4
Total depreciation and amortization	$112.7	$128.2	$123.8

(1)
Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year amounts have been reallocated between the segments and other business activities and the unallocated category.

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2007	2006	2005
Depreciation and amortization expense	$102.7	$117.5	$113.5
Depreciation and amortization included in cost of products sold	10.0	10.7	10.3
Total depreciation and amortization	$112.7	$128.2	$123.8

Total depreciation and amortization for the year ended December 31, 2007, declined $15.5 million or 12.1%. This decrease was primarily due to the closure of stores and acceleration of depreciation as part of our 2006 restructuring, as well as a reduction in our capital expenditures during 2007. Additionally, the 2007 decline within the kiosk segment was the result of an impairment recorded during the third quarter of 2006.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

During 2007, we recorded impairment charges for long-lived assets related primarily to our Sprint Nextel kiosk operations and company-operated stores of $2.7 million. This charge was comprised of $0.6 million, $0.5 million, $1.0 million and $0.6 million recorded in the first, second, third and fourth quarters, respectively. We recorded this amount based on the remaining estimated future cash flows related to these specific stores. It was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value.

For a complete discussion on the 2006 impairment, see the subsection titled “Impairment of Long-Lived Assets and Other Charges” below, under the section titled “2006 Compared to 2005” of MD&A.

These impairment charges, aggregating $2.7 million and $44.3 million, respectively, for 2007 and 2006 were recorded within impairment of long-lived assets and other charges in the accompanying Consolidated Statement of Income.

NET INTEREST EXPENSE

Consolidated interest expense, net of interest income, was $16.2 million for 2007 versus $36.9 million for 2006, a decrease of $20.7 million or 56%.

Interest expense decreased 12% to $38.8 million in 2007 from $44.3 million in 2006. This decrease was attributable to lower average outstanding debt, which was partially offset by rising interest rates on our floating rate debt exposure.

Interest income increased 205% to $22.6 million in 2007 from $7.4 million in 2006. This increase was due to a higher average investment balance for 2007, as well as higher average investment rates. Additionally, we recorded $2.6 million of interest income related to federal telecommunications excise tax refunds during 2007. See Note 12 – “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

We anticipate net interest expense for 2008 will be below the 2007 level, due to larger average cash balances when compared to the prior year.

OTHER INCOME (LOSS)

For the year ended December 31, 2007, we recognized a net gain of $0.9 million relating to our derivative exposure to Sirius. During the third quarter of 2007, we modified the expected date at which we would settle the warrants, resulting in a $2.4 million unrealized gain, which was offset by mark-to-market losses of $1.5 million during the year, compared to a loss of $5.9 million for the year ended December 31, 2006.

Additionally, for the year ended December 31, 2006, we had a $2.7 million loss related to an other than temporary impairment of other investments.

INCOME TAX PROVISION

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate for the year ended December 31, 2007, was 35.4% compared to 34.1% for the corresponding prior year period. The 2007 effective tax rate was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest. Refer to Note 11 – “Income Taxes” of our consolidated financial statements for additional information. This $10.0 million reversal lowered our effective tax rate 273 basis points for the year ended December 31, 2007. Furthermore, the effective tax rate for 2006 was primarily affected by the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the second quarter of 2006, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to this charitable donation deduction is reflected in the effective tax rate for the second quarter of 2006.

2006 COMPARED WITH 2005

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Sales decreased 6.0% to $4,777.5 million in 2006 from $5,081.7 million in 2005. We also had a 5.6% decrease in comparable store sales. These changes were primarily the result of a 59.5% decrease in our service platform sales due primarily to the manner in which we began recognizing sales of prepaid wireless airtime in 2006 and a 5.2% decrease in our wireless platform sales. In addition, all platforms were affected by the decline in the number of RadioShack company-operated stores as a result of our restructuring program.

RadioShack Company-Operated Stores

All sales in the platforms below were impacted by the closure of the RadioShack company-operated stores related to our restructuring program.

Sales in our wireless platform decreased in dollars, but increased as a percentage of net sales and operating revenues in 2006, compared to 2005. These decreases were primarily driven by a decline in unit sales of wireless handsets. Factors contributing to this sales decline included an unfavorable mix shift to prepaid handsets from postpaid, a sluggish wireless industry environment, a sharp unit sales decline in the northeastern United States, and fewer RadioShack stores. These decreases were partially offset by the introduction of various GPS products.

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

Sales in our technical platform decreased in dollars, but increased slightly as a percentage of net sales and operating revenues in 2006, compared to 2005. The dollar decrease was primarily the result of a decrease in sales of specialty tools.

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

Other revenue decreased in both dollars and as a percentage of net sales and operating revenues, due primarily to our 2006 store closures and, to a lesser extent, a decline in store repair revenue.

Kiosks

Kiosk sales increased $77.8 million for the year ended December 31, 2006, when compared to the prior year period. This increase was primarily the result of an increase in the number of Sprint Nextel kiosks in late 2005 that operated for all of 2006.

Other Sales

Other sales were up $19.0 million for 2006, or an increase of 5.6%, when compared to 2005. These sales increases were primarily due to an increase in sales to our network of independent dealers and an increase in Web site sales. These increases were partially offset by the negative impact of five service centers, which we sold or closed in 2006.

GROSS PROFIT

Consolidated gross profit for 2006 was $2,129.4 million or 44.6% of net sales and operating revenues, compared with $2,266.7 million or 44.6% of net sales and operating revenues in 2005, resulting in a 6.1% decrease in gross profit. The decrease in gross profit dollars was primarily the result of a decrease in net sales and operating revenues; the impact of inventory liquidation related to the store closures involved in the restructuring program; a mix change toward lower gross margin products, including higher relative sales of wireless prepaid and upgrade handsets and lower margin accessories; and more aggressive promotional activity. The gross margin rate was positively affected by the change in the manner in which we began recognizing income associated with sales of prepaid wireless airtime in 2006, as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Our consolidated SG&A expense increased slightly in dollars and increased as a percent of net sales and operating revenues to 37.9% for the year ended December 31, 2006, from 35.5% for the year ended December 31, 2005. The dollar increase for 2006 was primarily due to an increase in payroll and commissions, plus rent expense; this increase was substantially offset by a decrease in advertising expense. However, headcount reductions from store closures, service center closures and corporate headquarters reductions helped lower compensation expense (excluding the severance charges) in the third and fourth quarters of 2006.

Payroll and commissions expense increased in dollars and as a percentage of net sales and operating revenues. These increases were primarily the result of pay plan changes for RadioShack company-operated stores initiated in early 2006, severance related to our restructuring program, utilization of more labor hours in our company-operated stores during the first half of the year, and increased headcount in our kiosk operations. We also began the required expensing of stock options as of January 1, 2006, which increased compensation expense by $12.0 million, when compared to 2005.

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

Professional fees increased in both dollars and as a percent of net sales and operating revenues. The increase relates to the defense costs for certain class action lawsuits, including $5.1 million of the $8.8 million discussed under Note 13 - "Litigation" to our Notes to Consolidated Financial Statements, as well as the cost of consultants engaged in various projects.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization increased $4.4 million to $128.2 million and increased to 2.7% of net sales and operating revenues, compared to 2.4% for 2005. The increase in depreciation was primarily attributable to our new corporate headquarters, increased spending for our store remodel program, information system projects, and the amortization of intangibles related to our SAM’S CLUB kiosk business.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In February 2006, as part of our restructuring program, our board of directors approved the closure of 400 to 700 RadioShack company-operated stores. During the first half of 2006, we identified the stores for closure and subsequently performed the impairment test. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of some of the stores' long-lived assets to be held for use was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss related to our RadioShack company-operated store segment. By July 31, 2006, we had closed 481 specific stores under the restructuring program; there were no additional closures under this program for the remainder of the year.

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

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five-year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment in 2006. The remaining intangible balance will be amortized over the remaining life of the SAM'S CLUB agreement, which is scheduled to expire in September 2009. The balance at December 31, 2006, was $7.8 million.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM'S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test. We compared it with the carrying value of the reporting unit and determined that the goodwill was impaired.  As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. This resulted in an $18.6 million impairment of goodwill related to our kiosk segment in 2006.

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

Interest expense decreased slightly to $44.3 million in 2006 from $44.5 million in 2005. This decrease in the interest expense during 2006 was attributable to lower average outstanding debt, which was partially offset by rising interest rates on our floating rate debt exposure.

Interest income increased 25% to $7.4 million in 2006 from $5.9 million in 2005. These changes were due to a higher average investment balance for 2006, as well as increases in investment rates.

OTHER INCOME (LOSS)

For the year ended December 31, 2006, we recognized a loss of $8.6 million in other income (loss). This loss included $5.9 million relating to our derivative exposure to Sirius warrants, which was a result of the required mark-to-market accounting treatment of these warrants. The additional $2.7 million related to an other than temporary impairment of other investments.

During the first quarter of 2005, we sold all rights, title and interest to the “Tandy” name within Australia and New Zealand to an affiliate of Dick Smith Electronics, an Australia-based consumer electronics retailer. This transaction resulted in the recognition of $10.2 million in other income in 2005.

INCOME TAX PROVISION

Our provision for income taxes reflects an effective income tax rate of 34.1% for 2006, and 16.0% for 2005. The fluctuation in the effective tax rate during 2006 was due primarily to the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the second quarter of 2006, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to this charitable donation deduction is reflected in the effective tax rate for the second quarter. The lower effective tax rate in 2005 was principally due to a favorable non-cash income tax benefit of $56.5 million relating to the release of a tax contingency reserve upon the expiration of the associated statute of limitations. This reserve related to losses sustained in connection with our European operations, which were fully dissolved by 1995. The release of the reserve occurred in the third quarter of 2005 because the statute of limitations governing these issues expired on September 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

CASH FLOW AND LIQUIDITY
A summary of cash flows from operating, investing and financing activities is outlined in the table below.

	Year Ended December 31,
(In millions)	2007	2006	2005
Operating activities	$379.0	$314.8	$362.9
Investing activities	(42.0)	(79.3)	39.3
Financing activities	(299.3)	12.5	(616.1)

Cash Flow – Operating Activities

Cash flows from operating activities provide us with the majority of our liquidity. Cash provided by operating activities in 2007 was $379.0 million, compared to $314.8 million and $362.9 million in 2006 and 2005, respectively. Cash provided by net income plus non-cash adjustments to net income was $358.9 million in 2007 compared to $230.7 million in 2006. The 2007 increase was due to an increase in operating income in 2007, compared to the prior year. Cash provided by working capital components was $20.1 million and $84.1 million for years ended December 31, 2007 and 2006, respectively.

Cash Flow – Investing Activities

Cash used in investing activities was $42.0 million and $79.3 million in 2007 and 2006, respectively, while $39.3 million in cash was provided in 2005. The 2007 decrease was primarily the result of reduced capital spending during 2007. Capital expenditures for these periods related primarily to retail stores and information systems projects. We received $220.4 million in net proceeds from the sale and leaseback of our corporate campus during the fourth quarter of 2005. We anticipate that our capital expenditure requirements for 2008 will range from $80 million to $100 million. RadioShack company-operated store remodels and relocations, as well as information systems updates, will account for the majority of our anticipated 2008 capital expenditures. As of December 31, 2007, we had $509.7 million in cash and cash equivalents. Cash and cash equivalents, along with cash generated from our net sales and operating revenues and, when necessary, from our credit facilities, are available to fund future capital expenditure needs.

Cash Flow – Financing Activities

Cash used in financing activities was $299.3 million and $616.1 million for 2007 and 2005, respectively, compared to cash provided of $12.5 million in 2006. We used cash of $208.5 million to repurchase our common stock during 2007; however, we did not repurchase any shares of our common stock during 2006. The 2007 stock repurchases were partially funded by $81.3 million received from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. Additionally, we paid off our $150.0 million ten-year unsecured note payable which matured on September 4, 2007.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $300.9 million in 2007, $189.9 million in 2006 and $158.5 million in 2005. The consecutive increases in free cash flow were the result of a decrease in cash used by working capital components, primarily inventory, as well as a decrease in capital expenditures.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $379.0 million in 2007, $314.8 million in 2006 and $362.9 million in 2005. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2007	2006	2005
Net cash provided by operating activities	$379.0	$314.8	$362.9
Less:
Additions to property, plant and equipment	45.3	91.0	170.7
Dividends paid	32.8	33.9	33.7

Free cash flow	$300.9	$189.9	$158.5

CAPITAL STRUCTURE AND FINANCIAL CONDITION

We consider our capital structure and financial condition to be sound. We had $509.7 million in cash and cash equivalents at December 31, 2007, as a resource for our funding needs. Additionally, we have available to us $625 million of bank credit facilities. As of December 31, 2007, we had no borrowings under these credit facilities. For a discussion of the expected effect of our restructuring program on capital structure and financial condition, see “Financial Impact of Restructuring Program” below.

Debt Obligations

Debt Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of February 15, 2008.

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

Our senior unsecured debt primarily consists of an issuance of 10-year long-term notes and an issuance of a medium term note.

Long-Term Notes: We have a $300 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes was 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contained customary non-financial covenants. In September 2007, our $150 million ten-year unsecured note payable came due. Upon maturity, we paid off the $150 million note payable utilizing our available cash and cash equivalents.

On May 11, 2001, we issued $350 million of 10-year 7.375% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. This interest rate swap agreement expired in conjunction with the maturity of the note payable. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup, and to receive a fixed rate of 6.95% for the swap entered into in 2001, and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other non-current liabilities, net, of $1.5 million and $8.5 million (their fair value) at December 31, 2007 and 2006, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturities.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150 million under the shelf registration described above. At December 31, 2007, $5 million of these notes remained outstanding with an interest rate of 6.42%; they contained customary non-financial covenants. As of December 31, 2007, there was no availability under this shelf registration. In January 2008, the remaining $5 million of the medium-term notes payable came due, and was paid off utilizing our available cash and cash equivalents.

Available Financing

Credit Facilities: At December 31, 2007, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities support commercial paper issuance, as well as provide us a source of liquidity if the commercial paper market is unavailable to us. As of December 31, 2007, there were no outstanding borrowings under these credit facilities, nor were these facilities utilized during 2007. Interest charges under these facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at December 31, 2007.

In June 2006, we replaced our existing $300 million five-year credit facility, which was to expire in June 2007, with a $325 million five-year credit agreement expiring May 2011. The new facility has a more favorable fixed charge coverage ratio and provides for the exclusion of cash restructuring expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include similar covenants and terminated our $130 million 364-day revolving credit facility.

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

Capitalization

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2007		2006
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$61.2	5.2%	$194.9	16.3%
Long-term debt	348.2	29.5	345.8	29.0
Total debt	409.4	34.7	540.7	45.3
Stockholders’ equity	769.7	65.3	653.8	54.7
Total capitalization	$1,179.1	100.0%	$1,194.5	100.0%

Our debt-to-total capitalization ratio decreased in 2007 from 2006, due primarily to a $131.3 million decrease in total debt primarily related to the repayment of our medium-term notes payable in September 2007.

Dividends

We have paid common stock cash dividends for 21 consecutive years. On November 12, 2007, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 19, 2007, to stockholders of record on November 29, 2007. The dividend payment of $32.8 million was funded from cash on hand.

Operating Leases

We use operating leases, primarily for our retail locations, two distribution centers, and our corporate campus, to lower our capital requirements.

Share Repurchases

On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program; however, no shares were repurchased during the second and fourth quarters of 2007. For the twelve months ended December 31, 2007, we repurchased 8.7 million shares or $208.5 million of our common stock. As of December 31, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

Seasonal Inventory Buildup

Typically, our annual cash requirements for pre-seasonal inventory buildup range between $200 million and $400 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $509.7 million in cash and cash equivalents as of December 31, 2007, as a resource for our funding needs. Additionally, borrowings may be utilized to fund the inventory buildup as described in “Available Financing” above.

Contractual and Credit Commitments

The following tables, as well as the information contained in Note 7 - "Indebtedness and Borrowing Facilities" to our Notes to Consolidated Financial Statements, provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2007.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$356.0	$5.0	$--	$350.0	$1.0
Interest obligations	88.5	26.3	52.4	9.7	0.1
Operating lease obligations	922.6	196.0	305.9	153.7	267.0
Purchase obligations (1)	334.3	310.5	23.8	--	--
Other long-term liabilities reflected on the balance sheet (2)	123.7	--	60.3	26.3	37.1
Total	$1,825.1	$537.8	$442.4	$539.7	$305.2

(1)	Purchase obligations include our product commitments, marketing agreements and freight commitments.
(2)	Includes $58.1 million FIN 48 reserve.

For more information regarding long-term debt and lease commitments, refer to Note 7 – “Indebtedness and Borrowing Facilities” and Note 14 – Commitments and Contingent Liabilities”, respectively, of our Notes to Consolidated Financial Statements.

The table below contains our credit commitments from various financial institutions.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$625.0	$--	$300.0	$325.0	$--
Standby letters of credit	70.3	70.3	--	--	--
Total commercial commitments	$695.3	$70.3	$300.0	$325.0	$--

Contractual and Credit Commitments
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

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring. A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the third and fourth quarters of 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent. CompUSA has also informed us that there are an additional 17 leases on which CompUSA has ceased making rent payments. CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group. CompUSA stores ceased operations in January 2008. DJM Realty, a division of Gordon Brothers Group, is currently in discussions with its lessors in an effort to negotiate a satisfactory fulfillment of their legal obligation under these leases.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss, An Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. It is reasonably possible that a change in our estimate of our probable liability could occur in the near term. We are continuing to monitor this situation and will update as necessary as more information becomes available.

FINANCIAL IMPACT OF RESTRUCTURING PROGRAM

As discussed previously, our 2006 restructuring program, as originally stated in February 2006, contained four key components:

•	Update our inventory
•	Focus on our top-performing RadioShack company-operated stores, while closing 400 to 700 RadioShack company-operated stores and aggressively relocate other RadioShack company-operated stores
•	Consolidate our distribution centers
•	Reduce our overhead costs

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our restructuring program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores. For these closed stores, we recognized a charge in 2006 of $9.1 million to SG&A for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord. Regarding the 481 stores we closed as a result of the restructuring program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful lives had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed until certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million had been recognized in SG&A as retention and severance benefits for store employees, with $3.6 million in benefits paid to date. Additionally, as part of our store closure activities, we incurred and recognized in SG&A $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

All stores identified for closure under the restructuring program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations of $2.2 million still existed at December 31, 2007. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the year ended December 31, 2006, we recognized a lease obligation charge in SG&A in the amount of $2.0 million on the lease of the Southaven distribution center and a gain of $2.7 million on the sale of the Charleston distribution center. We also incurred a $0.5 million charge related to severance for approximately 100 employees.  Additionally, there were $0.4 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the year ended December 31, 2006, resulting in the elimination of approximately 350 positions. We recognized charges to SG&A of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of December 31, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix. During the year ended December 31, 2006, we reduced our workforce by approximately 514 positions, primarily within our corporate headquarters. We recorded charges to SG&A for termination benefits and related costs of $11.9 million, of which $6.4 million had been paid as of December 31, 2006. During 2007, severance payments totaling $5.0 million were paid, leaving an accrued severance balance of $0.7 million as of December 31, 2007.

Inventory Update: We have been replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge to cost of products sold of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our restructuring program.

The following table summarizes the activity related to the 2006 restructuring program from February 17, 2006, through December 31, 2007:

			Asset	Accelerated
(In millions)	Severance	Leases	Impairments	Depreciation	Other	Total
Total charges for 2006	$16.1	$12.3	$9.2	$2.1	$4.9	$44.6

Total spending for 2006, net of amounts realized from sale of fixed assets	(10.4)	(8.5)	--	--	(4.6)	(23.5)
Total non-cash items	--	0.9	(9.2)	(2.1)	(0.2)	(10.6)
Accrual at December 31, 2006	5.7	4.7	--	--	0.1	10.5

Total spending for 2007	(5.0)	(3.9)	--	--	(0.1)	(9.0)

Additions for 2007		1.4	--	--	--	1.4
Accrual at December 31, 2007	$0.7	$2.2	$--	$--	$--	$2.9

See the allocation of our restructuring charges within our segments in Note 28 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

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

Estimated product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. If actual results differ from these estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.2 million for the fiscal year ended December 31, 2007.

Inventory Valuation: Our inventory consists primarily of finished goods available for sale at our retail locations or within our distribution centers and is recorded at the lower of average cost (which approximates FIFO) or market. The cost components recorded within inventory are the vendor invoice cost and certain allocated external and internal freight, distribution, warehousing and other costs relating to merchandise acquisition required to bring the merchandise from the vendor to the point-of-sale.

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

If the estimated market value, calculated as the amount we expect to realize, net of estimated selling costs, from the ultimate sale or disposal of the inventory, is determined to be less than the recorded cost, we record a provision to reduce the carrying amount of the inventory item to its net realizable value. Differences between management estimates and actual performance and pricing of our merchandise could result in inventory valuations that differ from the amount recorded at the financial statement date and could also cause fluctuations in the amount of recorded cost of products sold.

If our estimates regarding market value are inaccurate or changes in consumer demand affect certain products in an unforeseen manner, we may be exposed to material losses or gains in excess of our established valuation reserve.

Estimation of Reserves and Valuation Allowances: The amount of liability we record for claims related to insurance, tax and legal contingencies requires us to make judgments about the amount of expenses that will ultimately be incurred. We use our history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially impact our results of operations and financial position or liquidity.

We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $1.0 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that may arise above the deductible. We also have a self-insured health program administered by a third party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in our insurance reserves at December 31, 2007, would have affected net income by approximately $5.7 million for the fiscal year ended December 31, 2007. As of December 31, 2007, actual losses had not exceeded our expectations. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. As part of our evaluation of these tax issues, we establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Effective January 1, 2007, we began recognizing uncertain income tax positions based on our assessment of whether the tax position was more likely than not to be sustained on audit, as set forth within FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

Additionally, we are involved in legal proceedings and governmental inquiries associated with employment and other matters. A reserve has been established based on our best estimates of the potential liability in these matters. This estimate has been developed in consultation with in-house and outside legal counsel and is based upon a combination of litigation and settlement strategies.

Although we believe that our tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, Including Goodwill: Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as historical operating losses or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. Fair value is determined by discounting expected future cash flows using our risk-free rate of interest.

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

We have acquired goodwill and other separately identifiable intangible assets related to business acquisitions that have occurred during prior years. The original valuation of these intangible assets is based on estimates for future profitability, cash flows and other judgmental factors. We review our goodwill and other intangible asset balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible asset might exceed their current fair value.

The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require us to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from our estimates, we may be exposed to an impairment charge related to our goodwill or intangible assets. The total value of our goodwill and intangible assets at December 31, 2007, was $7.9 million.

Stock-Based Compensation: We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 16 - “Stock-Based Incentive Plans” for a more complete discussion of our stock-based compensation programs.

At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options with only service conditions is estimated using the Black-Scholes-Merton option-pricing model. The fair value of stock options with service and market conditions is valued utilizing the Monte Carlo simulation model. The Black-Scholes-Merton and Monte Carlo simulation models require management to apply judgment and use highly subjective assumptions, including expected option life, expected volatility, and expected employee forfeiture rate. We use historical data and judgment to estimate the expected option life and the employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility.

While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense for the year ended December 31, 2007, would have affected our net income by approximately $1.0 million.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2007, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily the interest rate swaps noted in our MD&A and warrants we earned to acquire common stock of Sirius. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at December 31, 2007, of $333.9 million, consisting of fluctuating short-term investments of $483.9 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a decrease in annual net interest expense of $3.3 million. This hypothesis assumes no change in the principal or investment balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2006 and 2005, to purchase 2 million and 4 million shares, respectively, of Sirius stock at an exercise price of $5.00 per share. We have recorded these as assets using a Black-Scholes-Merton valuation method. Our maximum exposure is equal to the carrying value at December 31, 2007, of $2.4 million.

We manage our portfolio of fixed rate exposures, compared to floating rate exposure, to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to long-term interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2007 and 2006, the fair value of our fixed rate long-term debt would decrease $11.7 million and $12.9 million, respectively. Based on a hypothetical immediate 100 basis point decrease in interest rates at December 31, 2007 and 2006, the fair value of our fixed rate long-term debt would increase by $12.1 million and $13.4 million, respectively. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 45. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 10, 2008. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Other Matters Involving Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Development and Compensation Committee on Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2007, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
	(a)	(b)	(c)
(Share amounts in thousands)	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	7,665	$30.91	6,209
Equity compensation plans not approved by shareholders (2)	7,999	$27.61	2,373
Total	15,664	$29.22	8,582

(1)
Includes the 1993 Incentive Stock Plan, the 1997 Incentive Stock Plan (the “1997 ISP”), the 2001 Incentive Stock Plan, the 2004 Deferred Stock Unit Plan for Non-Employee Directors, and the 2007 Restricted Stock Plan. Refer to Note 16 - “Stock-Based Incentive Plans” of our Notes to Consolidated Financial Statements for further information. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan.

(2)
Includes the 1999 Incentive Stock Plan (the “1999 ISP”) and options granted as an inducement grant in connection with our chief executive officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 16 for more information concerning the 1999 ISP and the third quarter 2006 inducement grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the heading “Review and Approval of Transactions with Related Persons” and “Corporate Governance - Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the headings “Fees and Services of the Independent Auditors” and “Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report.

1)	The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 45.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 85, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

February 26, 2008	/s/ Julian C. Day
Julian C. Day
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 26th day of February, 2008.

Signature	Title

/s/ Julian C. Day	Chairman of the Board and Chief Executive Officer
Julian C. Day	(Principal Executive Officer)

/s/ James F. Gooch	Executive Vice President and Chief Financial Officer
James F. Gooch	(Principal Financial Officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(Principal Accounting Officer)

/s/ Frank J. Belatti	Director	/s/ Jack L. Messman	Director
Frank J. Belatti		Jack L. Messman

/s/ Robert S. Falcone	Director	/s/ William G. Morton, Jr.	Director
Robert S. Falcone		William G. Morton, Jr.

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ Richard J. Hernandez	Director	/s/ Edwina D. Woodbury	Director
Richard J. Hernandez		Edwina D. Woodbury

/s/ H. Eugene Lockhart	Director
H. Eugene Lockhart

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries ("the Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 and Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2007 and changed the manner in which it accounted for share-based compensation in 2006.

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

PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2008

CONSOLIDATED STATEMENTS OF INCOME
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
	2007		2006		2005
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,251.7	100.0%	$4,777.5	100.0%	$5,081.7	100.0%
Cost of products sold (includes depreciation amounts of $10.0 million, $10.7 million and $10.3 million, respectively)	2,225.9	52.4	2,648.1	55.4	2,815.0	55.4
Gross profit	2,025.8	47.6	2,129.4	44.6	2,266.7	44.6

Operating expenses:
Selling, general and administrative	1,538.5	36.2	1,810.7	37.9	1,803.3	35.5
Depreciation and amortization	102.7	2.4	117.5	2.5	113.5	2.2
Impairment of long-lived assets and other charges	2.7	--	44.3	0.9	--	--
Total operating expenses	1,643.9	38.6	1,972.5	41.3	1,916.8	37.7

Operating income	381.9	9.0	156.9	3.3	349.9	6.9

Interest income	22.6	0.5	7.4	0.1	5.9	0.1
Interest expense	(38.8)	(0.9)	(44.3)	(0.9)	(44.5)	(0.8)
Other income (loss)	0.9	--	(8.6)	(0.2)	10.2	0.2

Income before income taxes	366.6	8.6	111.4	2.3	321.5	6.4

Income tax provision	129.8	3.0	38.0	0.8	51.6	1.0
Income before cumulative effect of change in accounting principle	236.8	5.6	73.4	1.5	269.9	5.4

Cumulative effect of change in accounting principle, net of $1.8 million tax benefit in 2005	--	--	--	--	(2.9)	(0.1)

Net income	$236.8	5.6%	$73.4	1.5%	$267.0	5.3%3

Net income per share (see Note 2):

Basic:
Income before cumulative effect of change in accounting principle	$1.76		$0.54		$1.82
Cumulative effect of change in accounting principle, net of taxes	--		--		(0.02)
Basic income per share	$1.76		$0.54		$1.80

Assuming dilution:
Income before cumulative effect of change in accounting principle	$1.74		$0.54		$1.81
Cumulative effect of change in accounting principle, net of taxes	--		--		(0.02)
Diluted income per share	$1.74		$0.54		$1.79

Shares used in computing income per share:
Basic	134.6		136.2		148.1
Diluted	135.9		136.2		148.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RadioShack Corporation and Subsidiaries

	December 31,
(In millions, except for share amounts)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$509.7	$472.0
Accounts and notes receivable, net	256.0	247.9
Inventories	705.4	752.1
Other current assets	95.7	127.6

Total current assets	1,566.8	1,599.6

Property, plant and equipment, net	317.1	386.3
Other assets, net	105.7	84.1
Total assets	$1,989.6	$2,070.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$61.2	$194.9
Accounts payable	257.6	254.5
Accrued expenses and other current liabilities	393.5	442.2
Income taxes payable	35.7	92.6

Total current liabilities	748.0	984.2

Long-term debt, excluding current maturities	348.2	345.8
Other non-current liabilities	123.7	86.2

Total liabilities	1,219.9	1,416.2

Commitments and contingent liabilities (see Notes 13 and 14)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0
Additional paid-in capital	108.4	92.6
Retained earnings	1,992.1	1,780.9
Treasury stock, at cost; 59,940,000 and 55,196,000 shares, respectively	(1,516.5)	(1,409.1)
Accumulated other comprehensive loss	(5.3)	(1.6)
Total stockholders’ equity	769.7	653.8
Total liabilities and stockholders’ equity	$1,989.6	$2,070.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RadioShack Corporation and Subsidiaries

	Year Ended December 31,
(In millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$236.8	$73.4	$267.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	112.7	128.2	123.8
Cumulative effect of change in accounting principle	--	--	4.7
Impairment of long-lived assets and other charges	2.7	44.3	--
Stock option compensation	10.7	12.0	--
Reversal of unrecognized tax benefits	(11.9)	--	--
Deferred income taxes	16.5	(32.7)	(74.0)
Other non-cash items	(9.0)	5.1	(2.9)
Provision for credit losses and bad debts	0.4	0.4	0.1
Changes in operating assets and liabilities:
Accounts and notes receivable	(0.7)	61.8	(68.2)
Inventories	46.8	212.8	38.8
Other current assets	5.3	2.5	28.5
Accounts payable, accrued expenses, income taxes payable and other	(31.3)	(193.0)	45.1
Net cash provided by operating activities	379.0	314.8	362.9

Cash flows from investing activities:
Additions to property, plant and equipment	(45.3)	(91.0)	(170.7)
Proceeds from sale of property, plant and equipment	1.5	11.1	226.0
Other investing activities	1.8	0.6	(16.0)
Net cash (used in) provided by investing activities	(42.0)	(79.3)	39.3

Cash flows from financing activities:
Purchases of treasury stock	(208.5)	--	(625.8)
Sale of treasury stock to employee benefit plans	--	10.5	30.1
Proceeds from exercise of stock options	81.3	1.7	17.4
Payments of dividends	(32.8)	(33.9)	(33.7)
Changes in short-term borrowings and oustanding checks in excess of cash balances, net	10.7	42.2	(4.0)
Reductions of long-term borrowings	(150.0)	(8.0)	(0.1)
Net cash (used in) provided by financing activities	(299.3)	12.5	(616.1)

Net increase (decrease) in cash and cash equivalents	37.7	248.0	(213.9)
Cash and cash equivalents, beginning of period	472.0	224.0	437.9
Cash and cash equivalents, end of period	$509.7	$472.0	$224.0

Supplemental cash flow information:
Interest paid	$42.6	$44.0	$43.4
Income taxes paid	112.2	52.9	158.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
RadioShack Corporation and Subsidiaries

	Shares at December 31,			Dollars at December 31,
(In millions)	2007	2006	2005	2007	2006	2005
Common stock
Beginning and end of year	191.0	191.0	191.0	$191.0	$191.0	$191.0

Treasury stock
Beginning of year	(55.2)	(56.0)	(32.8)	$(1,409.1)	$(1,431.6)	$(859.4)
Purchase of treasury stock	(8.7)	--	(25.3)	(208.5)	--	(625.8)
Issuance of common stock	0.5	0.6	1.2	12.8	18.6	31.8
Exercise of stock options and grant of stock awards	3.5	0.2	0.9	88.3	3.9	21.8
End of year	(59.9)	(55.2)	(56.0)	$(1,516.5)	$(1,409.1)	$(1,431.6)

Additional paid-in capital
Beginning of year				$92.6	$87.7	$82.7
Issuance of common stock				6.2	(5.7)	3.5
Excercise of stock options and grant of stock awards				(8.4)	(1.7)	(5.0)
Stock option compensation				10.7	12.0	--
Net stock-based compensation income tax benefits				7.3	0.3	6.5
End of year				$108.4	$92.6	$87.7

Retained earnings
Beginning of year				$1,780.9	$1,741.4	$1,508.1
Net income				236.8	73.4	267.0
Implementation of FIN 48				7.2	--	--
Common stock cash dividends declared				(32.8)	(33.9)	(33.7)
End of year				$1,992.1	$1,780.9	$1,741.4

Accumulated other comprehensive (loss) income
Beginning of year				$(1.6)	$0.3	$(0.3)
Pension adjustments, net of tax				0.4	(1.0)	--
Other comprehensive (loss) income				(4.1)	(0.9)	0.6
End of year				$(5.3)	$(1.6)	$0.3

Total stockholders' equity				$769.7	$653.8	$588.8

Comprehensive income
Net income				$236.8	$73.4	$267.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments				(4.0)	0.3	(0.4)
Amortization of gain on cash flow hedge				(0.1)	(0.1)	(0.1)
Unrealized (loss) gain on securities				--	(1.1)	1.1
Other comprehensive (loss) income				(4.1)	(0.9)	0.6
Comprehensive income				$232.7	$72.5	$267.6

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

RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2007, we operated 4,447 company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both private label and third-party branded consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and two-way radios; flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2007, we operated 739 kiosks located throughout the United States. These kiosks are primarily inside SAM’S CLUB locations, as well as stand-alone Sprint Nextel kiosks in shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets, their associated accessories, and DTH satellite systems. We also provide consumers access to third-party wireless telephone services.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2007, we had a network of 1,484 RadioShack dealer outlets, including 36 located outside of North America. These outlets provide private label and third-party branded products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia, RCA/Thomson, and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2007, we had eight RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name-brand and private label products sold through our various sales channels.

International Operations: As of January 31, 2007, we had closed all of our locations in Canada. As of December 31, 2007, there were 176 RadioShack-branded stores and 17 dealers in Mexico. These RadioShack-branded stores and dealer outlets are overseen by a joint venture in which we are a minority owner with Grupo Gigante, S.A. de C.V. Our revenues from foreign customers are not material, and we do not have a material amount of long-lived assets located outside of the United States. We do not consolidate the operations of the Mexican joint venture in our consolidated financial statements.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2007, we had five distribution centers shipping over 800 thousand cartons each month, on average, to our retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our company-operated stores. During the first half of 2008, we will close our distribution center in Columbus, Ohio.

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

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,900 employees as of December 31, 2007. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

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

Cost of Products Sold: Cost of products sold primarily includes the total cost of merchandise inventory sold; direct costs relating to merchandise acquisition and distribution (including depreciation and excise taxes); costs of services provided; in-bound freight expenses to our distribution centers; out-bound freight expenses to our retail outlets; physical inventory valuation adjustments and losses; customer shipping and handling charges; and certain vendor allowances (see “Vendor Allowances” below).

Vendor Allowances: We receive allowances from third-party service providers and product vendors through a variety of promotional programs and arrangements as a result of purchasing and promoting their products and services in the normal course of business. We consider vendor allowances received to be a reduction in the price of a vendor's products or services and record them as a component of inventory until the product is sold, at which point we record them as a component of cost of products sold unless the allowances represent reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products and services. In this case, we record the vendor reimbursement when earned as an offset to the associated expense incurred to promote the applicable products and/or services.

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see our previous “Vendor Allowances” discussion). Advertising expense was $208.8 million, $216.3 million and $263.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, net of vendor allowances of $13.1 million, $34.7 million and $44.1 million, respectively.

Revision of Expense Classification: Subsequent to the end of 2007, we determined that we should revise the classification of certain expenses relating to merchandise acquisition and the operation of our distribution centers, including depreciation, in our Consolidated Statements of Income. This revision had no impact on previously reported operating income, net income, financial position, stockholders’ equity, comprehensive income, or cash flows from operating activities. Our policy is, and historically has been, to capitalize such amounts into inventory. However, historically upon capitalization of these expenses, we increased inventory and previously decreased cost of products sold, rather than decreasing selling, general and administrative (“SG&A”) expense where these expenses were originally recorded. As a result, we had understated cost of products sold and overstated SG&A expense and, to a lesser extent, depreciation. We believe the revised presentation provides consistency between our consolidated balance sheets and statements of income by aligning the classification of our distribution costs within our statements of income in the manner in which these costs are included in our inventory balance.

We have concluded that the effect of these misstatements did not materially impact any previously issued financial statements, however we have revised prior period comparative information presented herein in order to present such information on a consistent basis. The effects of this revision are summarized in the table below. A reconciliation of these changes are also shown on a quarterly basis within Note 27 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements.

	As Previously Reported	Revision	As Adjusted	As Previously Reported	Revision	As Adjusted
(In millions)	Twelve Months Ended December 31,
	2006			2005
Net sales and operating revenues	$4,777.5	$--	$4,777.5	$5,081.7	$--	$5,081.7
Cost of products sold	2,544.4	103.7	2,648.1	2,706.3	108.7	2,815.0
Gross profit	2,233.1	(103.7)	2,129.4	2,375.4	(108.7)	2,266.7

Operating expenses:
Selling, general and administrative	1,903.7	(93.0)	1,810.7	1,901.7	(98.4)	1,803.3
Depreciation and amortization	128.2	(10.7)	117.5	123.8	(10.3)	113.5
Impairment of long-lived assets and other charges	44.3	--	44.3	--	--	--
Total operating expenses	2,076.2	(103.7)	1,972.5	2,025.5	(108.7)	1,916.8
Operating income	$156.9	$--	$156.9	$349.9	$--	$349.9

Reclassifications: Certain amounts in the December 31, 2006 and 2005, financial statements have been reclassified to conform with the December 31, 2007, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

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

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized. See Note 11 - “Income Taxes” for a discussion of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), and its effect on income taxes.

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

The following table details the effect of stock-based compensation on net income and net income per share for the years ended December 31, 2007, 2006, and 2005, respectively, illustrating the effect of applying the fair value recognition provisions of SFAS No. 123R for the year ended December 31, 2005.

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006	Pro Forma 2005
Income before cumulative effect of change in accounting principle	$236.8	$73.4	$269.9
Cumulative effect of change in accounting principle, net of taxes	--	--	(2.9)
Net income, as reported	236.8	73.4	267.0
Stock-based employee compensation expense included in reported net income, net of related tax effects	10.1	13.8	7.8
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10.1)	(13.8)	(20.4)
Net income	$236.8	$73.4	$254.4

Net income per share:
Basic – as reported	$1.76	$0.54	$1.80
Basic – pro forma			$1.72
Diluted – as reported	$1.74	$0.54	$1.79
Diluted – pro forma			$1.71

The compensation cost that has been charged against income for stock-based compensation plans was $12.7 million, $20.2 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized for these stock-based compensation plans was $2.6 million, $6.4 million and $4.4 million for years ended December 31, 2007, 2006 and 2005, respectively.

The fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005, was estimated using the Black-Scholes-Merton option-pricing model, except for the fair market value of the two million performance options granted to our chief executive officer during the third quarter of 2006, which were valued utilizing the Monte Carlo simulation model. The Black-Scholes-Merton and Monte Carlo simulation models require the use of highly subjective assumptions, including expected option life, expected volatility, and expected employee termination rate. We use historical data and management judgment to estimate the option life and employee termination rate, and use historical and implied volatility when estimating the stock price volatility.

The fair market value of the stock options granted during the years ended December 31, 2007, 2006 and 2005, respectively, was estimated using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Option life (in years)	4.6	4.9	4.0
Stock price volatility	32.7%	33.1%	38.3%
Dividend yield	1.00%	1.19%	0.88%
Risk free interest rate	4.2%	5.0%	3.8%
Fair value	$6.99	$4.92	$9.39

We periodically grant options to purchase RadioShack common stock to certain of our employees under various stock option plans at exercise prices equal to the fair market value of our common stock at the date of grant. Our current stock option grants have terms of seven years from the grant date. Previously, we granted options with ten-year terms. Typically, the options vest ratably over three years from the date of grant. However, during the third quarter of 2006, we granted 4.2 million stock options to our chief executive officer and chief financial officer that primarily vest over four years from the date of grant (includes 2.0 million options which met the market condition in 2007 that restricted the ability to exercise until certain stock price hurdles were achieved). Once employment is terminated, the option holder has 90 days in which to exercise all vested options; however, under certain circumstances, some retirees may have three years in which to exercise all vested options. The fair market value of each option is generally recognized as compensation expense on a straight-line basis between the grant date and the date at which the option becomes fully vested. As of December 31, 2007, unrecognized compensation expense related to the unvested portion of our stock options was $16.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes activity under our stock option plans for the year ended December 31, 2007:

	Year Ended December 31, 2007
	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	21,404	$29.38
Grants	601	22.34
Exercised	(3,462)	23.08
Forfeited	(3,141)	35.32
Outstanding at end of period	15,402	$29.31	3.4	$12.2
Exercisable at end of period	11,394	$34.00	2.7	$3.3

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. As of December 31, 2007, we had options outstanding to purchase an aggregate of 4.0 million shares with an exercise price below the quoted price of our stock, resulting in an aggregate intrinsic value of $12.2 million. During the year ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $22.9 million, $0.9 million and $6.2 million respectively, determined as of the date of exercise.  The total fair value of stock options vested was $14.1 million,  $19.3 million and $21.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	Year Ended December 31,
	2007			2006			2005
(In millions, except	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income before cumulative effect of change in accounting principle	$236.8			$73.4			$269.9
Cumulative effect of change in accounting principle, net of taxes	--			--			(2.9)

Basic:
Net income	236.8	134.6	$1.76	73.4	136.2	$0.54	267.0	148.1	$1.80

Effect of dilutive securities:
Stock options	--	1.3		--	--		--	0.7

Diluted:
Net income plus assumed conversions	$236.8	135.9	$1.74	$73.4	136.2	$0.54	$267.0	148.8	$1.79

Options to purchase 9.5 million, 17.1 million and 15.8 million shares of common stock in 2007, 2006 and 2005, respectively, were not included in the computation of diluted income per share because the option exercise price was greater than the average market price of the common stock during the year, and the effect of their inclusion would be antidilutive.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 3.3% and 5.3% at December 31, 2007 and 2006, respectively, for cash equivalents totaling $483.9 million and $397.2 million, respectively.

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

Inventories: Our inventories are stated at the lower of cost (principally based on average cost, which approximates FIFO) or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, and other direct costs relating to merchandise acquisition and distribution. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory.

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

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2007, 2006 and 2005, totaled $50.4 million, $46.0 million and $55.1 million, net of accumulated amortization of $100.1 million, $98.7 million and $79.2 million, respectively.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. At December 31, 2007, our goodwill balance totaled $2.9 million. Additionally, as of December 31, 2007, we had $5.0 million in intangible assets arising from the SAM’S CLUB kiosk business acquisition. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite useful lives are not amortized but are reviewed annually during the fourth quarter for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We primarily estimate fair values utilizing valuation methods such as discounted cash flows.

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, and accounts payable approximate their recorded values. Derivative financial instruments are recorded at fair value.

Derivatives: We use our interest rate swap agreements to effectively convert a portion of our long-term fixed rate debt to a variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive a fixed rate of 7.375%. We have designated these agreements as fair value hedging instruments. The accounting for changes in the fair value of an interest rate swap is dependent on the use of the swap. To the extent that a derivative is effective as a hedge of an exposure to future changes in fair value, the change in the derivative's fair value is recorded in earnings, as is the change in fair value of the item being hedged. To the extent that a swap is effective as a cash flow hedge of an exposure to future changes in cash flows, the change in fair value of the swap is deferred in accumulated other comprehensive income. Any portion we consider to be ineffective is immediately reported in our earnings. The differentials to be received or paid under interest rate swap contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate contracts designated as hedges are deferred and amortized into interest expense over the remaining life of the original contracts or until repayment of the hedged indebtedness. Through the use of interest rate swap agreements, our net interest expense increased by $2.7 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively, but decreased by $2.8 million for the year ended December 31, 2005.

Our exposure to market risk, specifically the equity markets, relates to warrants we earned as of December 31, 2006 and 2005, to purchase 2 million and 4 million shares, respectively, of Sirius Satellite Radio Inc. (“Sirius”) stock at an exercise price of $5.00 per share. We have recorded these as assets using a Black-Scholes-Merton valuation method. Our maximum exposure is equal to the carrying value at December 31, 2007, of $2.4 million. For the years ended December 31, 2007 and 2006, we recognized a net unrealized gain of $0.9 million and an unrealized loss of $5.9 million, respectively, related to our derivative exposure to Sirius warrants, as a result of our mark to market of these warrants. During the third quarter 2007, we modified the expected date at which we would settle the warrants, resulting in a gain of $2.4 million, which was offset by mark-to-market losses of $1.5 million during the year.

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

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, except for a one year deferral for non-financial assets and liabilities of a non-recurring nature. We will adopt SFAS 157 effective January 1, 2008, and plan to adopt the non-financial assets and liabilities aspects one year later. We do not expect it to have a material effect on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 effective January 1, 2008, and do not expect it to have a material effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS 141R provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. The provisions of SFAS 141R apply prospectively to business combinations for which the acquisition date is after the end of our fiscal year 2008 and may not be applied before that time. The provisions of SFAS No. 141R are effective for the fiscal years beginning after the end of our 2008 fiscal year; therefore, we anticipate adopting this standard as of January 1, 2009. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. The provisions of SFAS 160 apply prospectively as of the beginning of our fiscal year 2009 with presentation and disclosure requirements applied retrospectively to all periods presented. Early adoption is prohibited. The provisions of SFAS No. 160 are effective for the fiscal years beginning with our 2009 fiscal year; therefore, we anticipate adopting this standard as of January 1, 2009. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position more likely than not will be sustained on an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. The transition adjustment recognized on the date of adoption is recorded as an adjustment to retained earnings as of the beginning of the adoption period. We adopted FIN 48 on January 1, 2007. See Note 11 – “Income Taxes” for a discussion of the impact of FIN 48.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE, NET
As of December 31, 2007 and 2006, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2007	2006
Receivables from vendors and service providers	$156.9	$167.0
Trade accounts receivable	62.1	67.7
Other receivables	39.5	15.7
Allowance for doubtful accounts	(2.5)	(2.5)
Accounts and notes receivable, net	$256.0	$247.9

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

Allowance for Doubtful Accounts

	December 31,
(In millions)	2007	2006	2005
Balance at the beginning of the year	$2.5	$0.9	$1.4
Provision for bad debts included in selling, general and administrative expense	0.4	0.4	0.1
Uncollected receivables (written off) recovered, net	(0.4)	1.2	(0.6)
Balance at the end of the year	$2.5	$2.5	$0.9

NOTE 4 - OTHER CURRENT ASSETS, NET

	December 31,
(In millions)	2007	2006
Deferred income taxes	$75.4	$93.5
Other	20.3	34.1
Total other current assets, net	$95.7	$127.6

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (“PP&E”), NET
The following table outlines the ranges of estimated useful lives and balances of each major fixed asset category:

	Range of	December 31,
(In millions)	Estimated Useful Life	2007	2006
Land	--	$10.6	$10.6
Buildings	10 - 40 years	55.0	55.0
Furniture, fixtures, equipment and software	2 - 15 years	682.4	751.7
Leasehold improvements	The shorter of the useful life of the improvements or the term of the related lease and certain renewal periods	367.7	369.5
Total PP&E		1,115.7	1,186.8
Less accumulated depreciation and amortization		(798.6)	(800.5)
PP&E, net		$317.1	$386.3

NOTE 6 - OTHER ASSETS, NET
	December 31,
(In millions)	2007	2006
Notes receivable	$14.1	$13.5
Goodwill	2.9	2.5
Deferred income taxes	59.7	36.3
Intangibles	2.2	5.0
Other	26.8	26.8
Total other assets, net	$105.7	$84.1

The change in the carrying amount of goodwill is as follows:

	December 31,
(In millions)	2007	2006
Beginning balance	$2.5	$22.3
Goodwill impairments	--	(19.8)
Dealer conversions	0.4	--
Ending balance	$2.9	$2.5

During the fourth quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. (“WRI”). These assets included wireless kiosks and inventory located within SAM’S CLUB retail locations. The acquisition was accounted for using the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations” (“SFAS No. 141”). In accordance with SFAS No. 141, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by third-party valuations and supported by internal studies. The total purchase price of $59.6 million was allocated primarily to fixed assets, goodwill and a separately identifiable intangible asset, which is our contract with SAM’S CLUB. The final purchase price allocation to goodwill and to intangibles was $18.6 million and $32.1 million, respectively.

The intangible asset associated with our contract with SAM’S CLUB is being amortized over five years and the estimated amortization expense for years ending December 31, 2008 and 2009, is $2.9 million, and $2.1 million, respectively.

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

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five-year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment in 2006. The remaining intangible balance will be amortized over the remaining life of the SAM'S CLUB agreement, which is scheduled to expire in September 2009. The balance at December 31, 2007, was $5.0 million.

With respect to the goodwill of $18.6 million, we estimated the fair value of the SAM'S CLUB reporting unit using a discounted cash flow model similar to that used in the long-lived asset impairment test. We compared it with the carrying value of the reporting unit and determined that the goodwill was impaired.  As the carrying value of the reporting unit exceeded its estimated fair value, we then compared the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. This resulted in an $18.6 million impairment of goodwill related to our kiosk segment in the third quarter of 2006.

NOTE 7 - INDEBTEDNESS AND BORROWING FACILITIES

Short-Term Debt, Including Current Maturities of Long-Term Debt

	December 31,
(In millions)	2007	2006
Current portion of long-term notes payable	$--	$150.0
Current portion of unamortized debt discount and other costs	--	(0.6)
Short-term debt	56.2	45.5
Current portion of medium-term notes payable	5.0	--
Total short-term debt, including current maturities of long-term debt	$61.2	$194.9

The increase in short-term debt is due to an increase in checks issued and not cleared.

Long-Term Debt, Excluding Current Maturities

	December 31,
(In millions)	2007	2006
Ten-year 7.375% unsecured note payable due in 2011	$350.0	$350.0
Ten-year 6.95% unsecured note payable due in 2007	--	150.0
Medium-term unsecured notes payable with an interest rate of 6.42% due in 2008	5.0	5.0
Notes payable with interest rates at December 31, 2007 and 2006, of 4.35% and 4.95%, respectively, due in 2014	1.0	1.0
Unamortized debt discount and other costs	(1.3)	(2.3)
Fair value of interest rate swaps	(1.5)	(8.5)
	353.2	495.2

Less current portion of:
Notes payable	5.0	150.0
Unamortized debt discount and other costs	--	(0.6)
	5.0	149.4

Total long-term debt, excluding current maturities	$348.2	$345.8

Long-term borrowings outstanding at December 31, 2007, mature as follows:

Long-Term
(In millions)	Borrowings
2008	$5.0
2009	--
2010	--
2011	350.0
2012	--
2013 and thereafter	1.0
Total	$356.0

The fair value of our long-term debt of $356.0 million and $506.0 million (including current portion) at December 31, 2007 and 2006, was approximately $358.8 million and $519.4 million, respectively. The fair values were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

Our senior unsecured debt primarily consists of a 10-year long-term note issuance and an issuance of medium-term notes.

Long-Term Notes: We have a $300 million debt shelf registration statement which became effective in August 1997. In August 1997, we issued $150 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes was 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contained customary non-financial covenants. In September 2007, our $150 million ten-year unsecured note payable came due. Upon maturity, we paid off the $150 million note payable utilizing our available cash and cash equivalents.

On May 11, 2001, we issued $350 million of 10-year 7.375% notes in a private offering to initial purchasers who in turn offered the notes to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million and a maturity in September 2007. This interest rate swap agreement expired in conjunction with the maturity of the note payable. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded an amount in other non-current liabilities, net, of $1.5 million and $8.5 million (their fair value) at December 31, 2007 and 2006, respectively, for the swap agreements and adjusted the fair value of the related debt by the same amount. Fair value was computed based on the market’s current anticipation of quarterly LIBOR rate levels from the present until the swaps’ maturities.

Medium-Term Notes: We also issued, in various amounts and on various dates from December 1997 through September 1999, medium-term notes totaling $150 million under the shelf registration described above. At December 31, 2007, $5 million of these notes remained outstanding. The interest rate at December 31, 2007, for the outstanding $5 million in medium-term notes was 6.42%. These notes contain customary non-financial covenants and mature in January 2008. As of December 31, 2007, there was no availability under this shelf registration.

Short-Term Borrowing Facilities

	Year Ended December 31,
(In millions)	2007	2006	2005
Domestic seasonal bank credit lines and
bank money market lines:
Lines available at year end	$625.0	$675.0	$780.0
Loans outstanding at year end	--	--	--
Weighted average interest rate at year end	--	--	--
Weighted average loans outstanding	$--	$--	$--
Weighted average interest rate during year	--	--	--

Short-term foreign credit lines:
Lines available at year end	$8.0	$8.0	$9.4
Loans outstanding at year end	$--	$--	$1.1
Weighted average interest rate at year end	--	--	4.82%
Weighted average loans outstanding	$0.9	$0.2	$--
Weighted average interest rate during year	4.88%	5.02%	4.80%

Letters of credit and banker’s acceptance lines
of credit:
Lines available at year end	$57.0	$92.0	$173.4
Acceptances outstanding at year end	0.3	4.8	--
Letters of credit open against outstanding purchase orders at year end	$2.0	$15.6	$10.2

Commercial paper credit facilities:
Commercial paper outstanding at year end	N/A	$--	$--
Weighted average interest rate at year end	N/A	--	--
Weighted average commercial paper outstanding	N/A	$35.2	$138.0
Weighted average interest rate during year	--	5.50%	3.98%

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

Credit Facilities: At December 31, 2007, we had an aggregate of $625 million borrowing capacity available under our existing credit facilities. These facilities consist of the following:

Amount of Facility	Expiration Date
$300 million	June 2009
$325 million	May 2011

These credit facilities provide us a source of liquidity. As of December 31, 2007, there were no outstanding borrowings under these credit facilities, nor were these facilities utilized during 2007. Interest charges under these facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at December 31, 2007.

In June 2006, we replaced our existing $300 million five-year credit facility, which was to expire in June 2007, with a $325 million five-year credit agreement expiring May 2011. The new facility has a more favorable fixed charge coverage ratio and provides for the exclusion of cash restructuring expenses from the covenant calculation. We also amended the $300 million facility expiring in June 2009 to include the similar covenants and terminated our $130 million 364-day revolving credit facility.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of 2005, we adopted FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (”SFAS No. 143”). This interpretation clarified terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. We are often legally obligated to remove leasehold improvements and fixtures whenever we vacate a leased premise, although the date or method of settlement may not be known. We recognized a one-time after-tax, non-cash charge of $2.9 million, which is reflected in the Consolidated Statements of Income for the year ended December 31, 2005, as a cumulative effect of change in accounting principle. This charge represents the difference between the asset retirement obligation and capitalized asset retirement costs recognized in our December 31, 2005, Consolidated Balance Sheet.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
(In millions)	2007	2006
Payroll and bonuses	$72.9	$99.5
Insurance	83.4	100.4
Sales and payroll taxes	51.0	44.3
Rent	41.6	38.5
Advertising	38.0	36.9
Gift card deferred revenue	23.2	22.5
Other	83.4	100.1
Total accrued expenses and other current liabilities	$393.5	$442.2

NOTE 10 - OTHER NON-CURRENT LIABILITIES

	December 31,
(In millions)	2007	2006
Deferred compensation	$39.2	$43.5
Deferred revenue	6.9	16.0
FIN 48 tax reserve	58.1	--
Other	19.5	26.7
Total other non-current liabilities	$123.7	$86.2

Deferred revenue resulted from funds we received from wireless vendors in conjunction with the acquisition of the SAM’S CLUB kiosk business and it is being recognized ratably over the term of the agreement.

NOTE 11 - INCOME TAXES

Deferred tax assets and liabilities as of December 31, 2007 and 2006, were composed of the following:

	December 31,
(In millions)	2007	2006
Deferred tax assets:
Insurance reserves	$21.0	$23.7
Deferred compensation	15.4	24.9
Inventory adjustments, net	9.3	11.8
Restructuring reserves	4.6	7.7
Deferred revenue	10.9	14.2
Accrued average rent	11.7	11.4
Depreciation and amortization	28.1	16.6
Indirect effect of unrecognized tax benefits	18.7	--
Other	30.5	36.8
Total deferred tax assets	150.2	147.1
Deferred tax liabilities:
Deferred taxes on foreign operations	4.3	2.5
Other	10.8	14.8
Total deferred tax liabilities	15.1	17.3
Net deferred tax assets	$135.1	$129.8

Deferred tax assets and liabilities were included in the balance sheets as follows:
Other current assets	$75.4	$93.5
Other non-current assets	59.7	36.3
Net deferred tax assets	$135.1	$129.8

The components of the provision for income taxes and a reconciliation of the U.S. statutory tax rate to our effective income tax rate are shown in the following two accompanying tables.

Provision for Income Taxes
	Year Ended December 31,
(In millions)	2007	2006	2005
Current:
Federal	$99.3	$60.6	$96.4
State	13.0	7.2	22.9
Foreign	1.0	2.5	4.6
	113.3	70.3	123.9

Deferred:
Federal	12.4	(29.6)	(55.4)
State	4.1	(2.7)	(16.9)
	16.5	(32.3)	(72.3)

Provision for income taxes	$129.8	$38.0	$51.6

Statutory vs. Effective Tax Rate
	Year Ended December 31,
(In millions)	2007	2006	2005
Components of income from continuing operations:
United States	$357.4	$115.5	$303.7
Foreign	9.2	(4.1)	17.8
Income before income taxes	366.6	111.4	321.5
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	128.3	39.0	112.5
State income taxes, net of federal benefit	9.2	2.9	3.9
Unrecognized tax benefits	(2.5)	--	--
Contingency reserve release	--	--	(56.5)
Foreign repatriation benefit	--	--	(8.9)
Other, net	(5.2)	(3.9)	0.6
Total income tax expense	$129.8	$38.0	$51.6

Effective tax rate	35.4%	34.1%	16.0%

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2007 or 2006.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect at the time of adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income tax payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits and accrued interest, and the previously mentioned $7.2 million increase to retained earnings. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits, exclusive of accrued interest, were $49.0 million.

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the recognition of approximately $10.0 million in tax benefits, which consisted of $7.7 million of previously unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets.

A reconciliation of the beginning and ending amount of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2007, to December 31, 2007, is as follows:

(In millions)	2007
Balance at beginning of year	$49.0
Increases related to current period tax positions	3.9
Increases related to prior period tax positions	3.8
Settlements	(1.7)
Expiration of the statute of limitations for the assessment of taxes	(9.4)
Balance at end of year	$45.6

As of December 31, 2007, our liability for unrecognized tax benefits was $45.6 million. The amount, if recognized, that would affect the effective tax rate is $32.8 million. Approximately $1.3 million of the unrecognized tax benefit liabilities are expected to be paid within the next 12 months and are classified in other current liabilities on the Consolidated Balance Sheets as of December 31, 2007. The remaining amount of our unrecognized tax benefit liabilities are now classified in other non-current liabilities.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of the date of adoption at January 1, 2007, and at December 31, 2007, we had $16.6 million and $14.8 million of accrued interest expense associated with uncertain tax positions, respectively. Income tax expense for the period ended December 31, 2007, included interest of $4.2 million associated with uncertain tax positions.

RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations is closed for all years prior to 2002. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions. While one or more of these examinations may be concluded within the next twelve months, we do not expect this to have a significant impact on our results of operations or financial position. Our effective tax rate for future periods may be affected by the settlement of tax controversies or by the expiration of the statute of limitations for periods for which a liability has been established in accordance with FIN 48.

NOTE 12 – FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. For the year ended December 31, 2007, we determined we were entitled to refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes recorded in the first and fourth quarters of 2007, respectively. We recorded $18.8 million of the refunds as a reduction to cost of products sold and the remaining $0.4 million as a reduction in SG&A, where they were originally recorded. In addition, we recorded $2.6 million in interest income. We claimed $15.4 million of this refund and interest in the form of a tax credit on our 2006 federal income tax return filed in September 2007. We filed a claim for the additional excise tax refund due us, which has been approved by the IRS.  The additional amount claimed plus interest will be received in the form of a refund rather than as a credit against income taxes.

NOTE 13 - LITIGATION
A California State Court wage and hour class action, Brookler v. RadioShack Corporation, has been certified with a class of approximately 23,000 members. The action involves allegations that RadioShack violated California's wage order and labor code relating to the providing of meal periods. The class was certified in February of 2006. RadioShack moved to decertify the class in July 2007, based upon recent case authority dealing with the standard of liability for meal and rest period actions.  RadioShack's motion to decertify was denied by the trial court, and RadioShack's petition for review to the California Supreme Court was denied on January 3, 2008. However, because of the unsettled nature of the standard of liability for meal period violations currently being litigated in California, it appears likely the California Supreme Court will review and add clarity to the standard of liability applicable in these types of matters. As a result, we cannot reasonably estimate the likelihood or magnitude of a loss that may arise from this lawsuit.

Two securities law-based putative class actions, Damore v. RadioShack et al. and Hawana v. RadioShack et al., brought against us and several of our current and former officers and directors, were dismissed without prejudice on May 23, 2007, and May 22, 2007, respectively, from the United States District Court for the Northern District of Texas, Fort Worth Division.

In 2007, we concluded a global settlement of various class action lawsuits alleging we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois. This global settlement provided for a maximum payment by us of approximately $8.8 million, in the aggregate, to resolve all of these pending lawsuits, for which we recorded a reserve in the second and third quarters of 2006. The respective courts have granted final approval of the settlement and dismissed the lawsuits. Settlement payments were mailed to the class members in December of 2007. We anticipate that the balance of the settlement proceeds will be paid in early 2008.

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

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES
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

Future minimum rent commitments at December 31, 2007, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), as well as the minimum lease payments required by the campus lease over the initial 20-year lease term, are included in the following table.

(In millions)	Campus Lease	Other Operating Leases	Total
2008	$14.5	$181.5	$196.0
2009	14.6	156.1	170.7
2010	14.8	120.4	135.2
2011	15.0	80.2	95.2
2012	15.2	43.3	58.5
2013 and thereafter	215.6	51.4	267.0
Total minimum lease payments	$289.7	$632.9	$922.6

Rent Expense:

	Year Ended December 31,
(In millions)	2007	2006	2005
Minimum rents	$237.1	$243.1	$223.1
Occupancy cost	46.5	47.8	47.4
Contingent rents	24.2	24.9	25.5
Total rent expense	$307.8	$315.8	$296.0

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

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring. A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the third and fourth quarters of 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent. CompUSA has also informed us that there are an additional 17 leases on which CompUSA has ceased making rent payments. CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group. CompUSA stores ceased operations in January 2008. DJM Realty, a division of Gordon Brothers Group, is currently in discussions with its lessors in an effort to negotiate a satisfactory fulfillment of their legal obligation under these leases.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss, An Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. It is reasonably possible that a change in our estimate of our probable liability could occur in the near term. We are continuing to monitor this situation and will update as necessary as more information becomes available.

Purchase Obligations: We have purchase obligations of $334.3 million at December 31, 2007, which include our product commitments, marketing agreements and freight commitments. Of this amount, $310.8 million relates to 2008.

NOTE 15 – CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in SG&A expense in connection with the reduction of approximately 280 of our corporate support staff. We made cash payments during 2007 in the amount of $6.6 million, resulting in a reserve balance for these separation charges of $1.9 million at December 31, 2007.

NOTE 16 – STOCK-BASED INCENTIVE PLANS
We have implemented several plans to award employees stock-based compensation, which are described below. Under the Incentive Stock Plans (“ISPs”) described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The 1999 and 2001 ISPs each terminate after ten years; no option or award may be granted under the ISPs after the ISP termination date. The Management Development and Compensation Committee (“MD&C”) of our Board of Directors specifies the terms for grants of options under these ISPs; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. However, during the third quarter of 2006, we granted 1.7 million options under these ISPs to our chief executive officer and chief financial officer which vest over four years from the date of grant with a term of seven years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

On July 6, 2006, we granted 2.5 million non-plan options to our chief executive officer as part of an inducement grant related to the terms of his employment. These options vest over four years from the date of grant with a term of seven years. A market condition is attached to 2.0 million of these non-plan options that restricts exercise until certain stock price hurdles are achieved. The market condition was met in 2007, and all stock price hurdles were achieved. This grant was in addition to the 1.5 million options granted to the chief executive officer under the 1997, 1999 and 2001 ISPs.

In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors (“Directors”) as specified in the 1997, 1999 and 2001 ISPs. New Directors receive a one-time grant of 5,000 deferred stock units (“Units”) on the date they attend their first Board meeting. The Deferred Plan also specifies that each Director who has served one year or more as of June 1 of any year will automatically be granted 3,500 Units on the first business day of June of each year in which he or she serves as a Director. Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting may be accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years. On February 22, 2007, the board of directors amended the Deferred Stock Unit Plan to provide that, in lieu of the new director one-time grant of 5,000 and the annual grant of 3,500 units, each non-employee director will receive a one-time initial grant of units equal to the number of shares of RadioShack common stock with a fair market value of $150,000 on the grant date, and an annual grant of units equal to the number of shares of RadioShack common stock with a fair market value of $105,000 on the grant date. There were 127,203 Units outstanding and 846,334 Units available for grant at December 31, 2007.

We may also grant restricted stock to compensate certain of our employees under the 2007 Restricted Stock Plan described below. As of December 31, 2007, 135,123 shares of restricted stock were outstanding. Compensation expense related to restricted shares is recognized ratably over the requisite service period. This expense totaled $0.9 million, $0.2 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

A brief description of each of our incentive stock plans and new restricted stock plan follows:

1993 Incentive Stock Plan (“1993 ISP”): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1993 ISP expired March 28, 2003, and no further grants may be made under this plan.

1994 Stock Incentive Plan (“1994 SIP”): As part of our purchase of RadioShack Installation Services (“AmeriLink”) in 1999, we assumed the existing AmeriLink 1994 Stock Incentive Plan and certain related agreements and agreed to convert AmeriLink’s stock options to stock options to purchase our stock, subject to an agreed upon exchange ratio and conversion price. Thus, the AmeriLink 1994 SIP was assumed and adopted by us in 1999. All options in the 1994 SIP were fully vested on the date of transition and management determined that no further grants would be made under this plan. There were also certain restricted stock agreements that were assumed by us at the time of acquisition. On September 10, 2003, we sold AmeriLink. The 1994 SIP expired on December 31, 2004, and no further grants may be made under this plan.

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code are not authorized under the 1999 ISP. The 1999 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 1.0 million shares. There were 2,372,852 shares available on December 31, 2007, for grants under the 1999 ISP.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP provides that the maximum number of shares of our common stock that an eligible employee may receive in any calendar year with respect to options may not exceed 0.5 million shares. There were 4,890,810 shares available on December 31, 2007, for grants under the 2001 ISP.

2007 Restricted Stock Plan (“2007 RSP”): The 2007 RSP permits the grant of up to 0.5 million shares of restricted stock to selected officers of the company, as determined by the MD&C. The 2007 RSP has a five-year term and will expire on May 31, 2012. There were 472,000 shares of restricted stock available on December 31, 2007, for grants under the 2007 RSP.

Stock Option Activity: See tables below for a summary of stock option transactions under our stock option plans and information about fixed price stock options.

Summary of Stock Option Transactions

(Share amounts in thousands)	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	21,404	$29.38	20,411	$33.82	20,903	$33.79
Grants	601	22.34	5,611	15.33	1,568	28.56
Exercised	(3,462)	23.08	(158)	11.60	(843)	20.80
Forfeited	(3,141)	35.32	(4,460)	32.62	(1,217)	35.57
Outstanding at end of year	15,402	$29.31	21,404	$29.38	20,411	$33.82
Exercisable at end of year	11,394	$34.00	15,881	$33.84	17,430	$34.79

Fixed Price Stock Options

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2007	Weighted Average Exercise Price
$ 13.82 - 13.82	4,000	5.51	$13.82	1,100	$13.82
17.07 - 27.45	2,132	4.31	21.25	1,161	21.78
27.50 - 30.03	2,933	1.70	28.97	2,796	28.95
30.99 - 38.35	3,314	3.18	37.19	3,314	37.19
39.03 - 60.16	3,023	2.01	47.20	3,023	47.20
$ 13.82 - 60.16	15,402	3.43	$29.31	11,394	$34.00

NOTE 17 - DEFERRED COMPENSATION PLANS
The Executive Deferred Compensation Plan (“EDCP”) and the Executive Deferred Stock Plan (“EDSP”) became effective on April 1, 1998. These plans permit employees who are corporate or division officers to defer up to 80% of their base salary and/or bonuses. Certain executive officers may defer up to 100% of their base salary and/or bonuses. In addition, officers are permitted to defer under the EDSP delivery of any restricted stock or stock acquired under an NQ exercise that would otherwise vest. Cash deferrals under the EDCP may be made in mutual funds.  We match 12% of salary and bonus deferrals in the form of our common stock under the EDCP and EDSP. Under the EDSP, participants receive only our common stock. Under the EDSP, we match an additional 25% of salary and bonus deferrals if the deferral period exceeds five years and the deferrals are invested in our common stock.

We contributed $0.6 million and $0.7 million in total to the combined EDCP and EDSP for the years ended December 31, 2006 and 2005, respectively. These expenses were included in SG&A. Employee deferrals and employer contributions to the EDCP and EDSP were discontinued effective January 1, 2007, and any unvested matching company contributions remaining as of December 31, 2006, were immediately vested. All account balances, including matching company contributions, under these plans were distributed in the first quarter of 2007. Accruals related to these plans were recorded as a current liability in our Consolidated Balance Sheets, totaling $27.8 million at December 31, 2006, and were eliminated upon distribution during the first half of 2007.

NOTE 18 - TERMINATION PROTECTION PLANS
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

NOTE 19 - RADIOSHACK INVESTMENT PLAN
On April 30, 2004, we amended our employee stock purchase plan and renamed it the RadioShack Investment Plan (the “Investment Plan”). Only employees participating in the former plan as of April 29, 2004, could participate in the Investment Plan. New employees were not eligible to participate in the Investment Plan. Effective June 30, 2006, the Investment Plan was suspended and distributions of all shares held by the Investment Plan took place in August 2006. As of December 31, 2007, the Investment Plan did not hold any assets nor have any employee participants. Our contributions to the Investment Plan amounted to $5.6 million and $10.9 million for the years ended December 31, 2006 and 2005, respectively.

NOTE 20 - RADIOSHACK 401(k) PLAN
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

(In millions)	2007	2006	2005
401(k) company contribution	$8.0	$6.3	$4.7

NOTE 21 - STOCK REPURCHASE PROGRAM
On February 25, 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million in open market purchases. On August 5, 2005, we suspended purchases under the $250 million share repurchase program during the period in which a financial institution purchased shares pursuant to an overnight share repurchase program. During March 2007, management resumed share repurchases under the $250 million program; however, no shares were repurchased during the second and fourth quarters of 2007. For the twelve months ended December 31, 2007, we repurchased 8.7 million shares or $208.5 million of our common stock. As of December 31, 2007, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

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

NOTE 23 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Prior to January 1, 2006, certain officers of the Company were participants in RadioShack’s Salary Continuation Plan (“SCP”) or its Deferred Compensation Plan (“DCP” and, together with the SCP, the “Plans”), which provided a defined benefit to be paid out over a ten-year period upon retirement between the ages of 55 and 70. Participation in the Plans and the benefit payments were based solely on the MD&C’s discretion and approval, and the benefit payments did not bear any relationship to a participant’s present compensation, final compensation or years of service. We accrued benefit payments earned based on the provisions set forth by the MD&C for each individual person. Based on the method by which the Plans were administered and because there was not a specific plan governing the benefit payment calculation, the accounting and disclosure provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” were not previously required.

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

If a SERP participant terminates employment due to retirement or disability between the ages of 55 and 70, the participant is entitled to their normal vested SERP benefit, paid in 120 equal monthly payments.

Based on the effective date of the SERP of January 1, 2006, fiscal year 2006 was the initial year in which an actuarial valuation was performed. The projected benefit obligation at the beginning of 2006 represents the actuarial valuation that was performed as of January 1, 2006, based on the information and assumptions developed at that time. Participants in the SERP as of January 1, 2006, were given credit for prior service as an officer. Therefore, this service credit generated prior service costs that are not required to be immediately recognized, but that are amortized for purposes of the net periodic benefit cost calculation over the estimated average remaining service period for active employee participants.

We use the last day of the calendar year as the measurement date for determining SERP obligations and conduct an actuarial valuation at that date. The following table sets forth the SERP’s change in projected benefit obligation for the plan for 2007 and 2006:

	Year Ended December 31,
(In millions)	2007	2006
Projected benefit obligation at beginning of year	$34.4	$38.8
Service cost	0.7	1.3
Interest cost	1.9	2.0
Actuarial gain	0.5	(0.9)
Benefits paid	(5.3)	(4.5)
Curtailments	(1.5)	(2.3)
Projected benefit obligation at end of year	$30.7	$34.4

As a result of corporate and field cost reductions, several officers were terminated during 2007 and in the latter part of 2006, resulting in curtailments of $1.5 million and $2.3 million, respectively.

The long-term portion of the accrued benefit cost of $25.6 million at December 31, 2007, and $29.4 million at the end of 2006 are included in other non-current liabilities. The short-term portions of $5.1 million and $5.0 million are included in accrued expenses and other current liabilities for the same respective periods.

The projected benefit obligation (“PBO”) and accumulated benefit obligation for the plan at December 31, 2007, were $30.7 million and $29.8 million, respectively, compared to $34.4 million and $33.5 million at the end of 2006.

The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2007	2006
Service cost	$0.7	$1.3
Interest cost	1.9	2.0
Net prior service cost amortization	0.2	0.3
Charge due to curtailment	(0.7)	0.2
Net periodic benefit cost	$2.1	$3.8

The PBO is determined using assumptions at the end of the calendar year. The following table presents the key assumptions used in the measurement of the benefit obligation:

	2007	2006
Discount rate	5.7%	5.9%
Rate of compensation increase	3.5%	3.5%

The net periodic benefit cost is determined using assumptions at the beginning of the calendar year. The following table presents the key assumptions used in the measurement of net periodic benefit cost:

	2007	2006
Discount rate	5.9%	5.5%
Rate of compensation increase	3.5%	3.5%

We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid. The rate of compensation increase is based on historical and expected increases.

As the SERP is an unfunded plan, benefit payments are made from the general assets of RadioShack. The expected benefit payments of the SERP for the next ten years are as follows:

(In millions)
2008	$5.3
2009	5.2
2010	4.8
2011	4.0
2012	3.4
2013 through 2016	11.6

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive loss to report the funded status of defined benefit pension and other postretirement plans. SFAS No. 158 was effective December 31, 2006.

The following schedules present the changes in the components of the net prior service cost that compose the accumulated other comprehensive loss for the years ended December 31, 2007 and 2006 which offset the additional liability required to reflect the funded status of the defined benefit pension plan.

	Year Ended December 31, 2007
(In millions)	Before-Tax Amounts	Tax (Expense) or Benefit	Net-of-Tax Amount
Net prior service cost at beginning of year	$(1.6)	$0.6	$(1.0)
Amortization of prior service cost included in periodic pension cost	0.2	(0.1)	0.1
Effects of curtailment	0.3	(0.1)	0.2
Net prior service cost at end of year	$(1.1)	$0.4	$(0.7)

	Year Ended December 31, 2006
(In millions)	Before-Tax Amounts	Tax (Expense) or Benefit	Net-of-Tax Amount
Net prior service cost at beginning of year	$(2.6)	$1.0	$(1.6)
Amortization of prior service cost included in periodic pension cost	0.3	(0.1)	0.2
Effects of curtailment	0.7	(0.3)	0.4
Net prior service cost at end of year	$(1.6)	$0.6	$(1.0)

The net tax benefits at December 31, 2007 and 2006, of $0.4 million and $0.6 million, respectively, are reflected as a deferred tax asset included in other assets, net on the Consolidated Balance Sheets.

The amount of accumulated other comprehensive loss consisting of net prior service cost that is expected to be recognized as net periodic benefit cost in 2008 is $0.1 million.

NOTE 24 - DIVIDENDS DECLARED
We declared dividends of $0.25 for each of the years 2007, 2006 and 2005, respectively, which were paid annually in December.

NOTE 25 - PRODUCT SALES INFORMATION
Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2007		2006		2005
Wireless	$1,416.4	33.3%	$1,654.8	34.6%	$1,746.0	34.4%
Accessory	1,029.7	24.2	1,087.6	22.8	1,040.1	20.5
Personal electronics	650.7	15.3	751.8	15.7	746.7	14.7
Modern home	556.1	13.1	611.9	12.8	672.6	13.2
Power	251.3	5.9	271.4	5.7	302.3	5.9
Technical	184.4	4.3	198.4	4.2	205.2	4.0
Service	100.5	2.4	106.3	2.2	262.5	5.2
Service centers and other sales	62.6	1.5	95.3	2.0	106.3	2.1
Consolidated net sales and operating revenues	$4,251.7	100.0%	$4,777.5	100.0%	$5,081.7	100.0%

NOTE 26 - RESTRUCTURING PROGRAM
On February 17, 2006, as a result of unfavorable profitability experienced within our RadioShack company-operated stores during 2005, we announced the commencement of a restructuring program. The restructuring program was developed to identify opportunities to rationalize our cost structure and increase average unit volume and profitable square footage in our RadioShack company-operated stores. The original terms of the restructuring program consisted of the closing of 400-700 company-operated stores, consolidating certain of our distribution centers, streamlining our overhead infrastructure, and updating our merchandise inventory.

The actual charges for initiatives under the restructuring program were recorded in the period in which we committed to formalized restructuring plans or executed the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance had been met. Charges incurred as part of the restructuring program are recorded in cost of products sold; selling, general and administrative expense; and depreciation and amortization with the exception of the asset impairment charges, which are disclosed in a separate caption within our Consolidated Statements of Income.

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our restructuring program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores. For these closed stores, we recognized a charge in 2006 of $9.1 million to SG&A for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve is not recognized until a store has been closed or when a buy-out agreement has been reached with the landlord. Regarding the 481 stores we closed as a result of the restructuring program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful lives had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed until certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million had been recognized in SG&A as retention and severance benefits for store employees, with $3.6 million in benefits paid to date. Additionally, as part of our store closure activities, we incurred and recognized in SG&A $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

All stores identified for closure under the restructuring program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations of $2.2 million still existed at December 31, 2007. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations.

Distribution Center Consolidations: We closed a distribution center located in Southaven, Mississippi, and sold a distribution center in Charleston, South Carolina, in 2006. During the year ended December 31, 2006, we recognized a lease obligation charge in SG&A in the amount of $2.0 million on the lease of the Southaven distribution center and a gain of $2.7 million on the sale of the Charleston distribution center. We also incurred a $0.5 million charge related to severance for approximately 100 employees.  Additionally, there were $0.4 million in other expenses.

Service Center Operations: We closed or sold five service center locations during the year ended December 31, 2006, resulting in the elimination of approximately 350 positions. We recognized charges to SG&A of $1.2 million and $0.9 million related to lease obligations and severance, respectively. This severance obligation was paid as of December 31, 2006. Additionally, there were $0.1 million in other expenses.

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix. During the year ended December 31, 2006, we reduced our workforce by approximately 514 positions, primarily within our corporate headquarters. We recorded charges to SG&A for termination benefits and related costs of $11.9 million, of which $6.4 million had been paid as of December 31, 2006. During 2007, severance payments totaling $5.0 million were paid, leaving an accrued severance balance of $0.7 million as of December 31, 2007.

Inventory Update: We have been replacing underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge to cost of products sold of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our restructuring program.

The following table summarizes the activity related to the 2006 restructuring program from February 17, 2006, through December 31, 2007:

			Asset	Accelerated
(In millions)	Severance	Leases	Impairments	Depreciation	Other	Total
Total charges for 2006	$16.1	$12.3	$9.2	$2.1	$4.9	$44.6

Total spending for 2006, net of amounts realized from sale of fixed assets	(10.4)	(8.5)	--	--	(4.6)	(23.5)
Total non-cash items	--	0.9	(9.2)	(2.1)	(0.2)	(10.6)
Accrual at December 31, 2006	5.7	4.7	--	--	0.1	10.5

Total spending for 2007	(5.0)	(3.9)	--	--	(0.1)	(9.0)

Additions for 2007		1.4	--	--	--	1.4
Accrual at December 31, 2007	$0.7	$2.2	$--	$--	$--	$2.9

See the allocation of our restructuring charges within our segments in Note 28 – “Segment Reporting.”

NOTE 27 - QUARTERLY DATA (UNAUDITED)
As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31
Year ended December 31, 2007:

Net sales and operating revenues	$992.3		$934.8		$960.3		$1,364.3
Cost of products sold (1)	497.0	(2)	483.2		492.6		753.1	(2)
Gross profit	495.3		451.6		467.7		611.2

SG&A expense (1)	393.6	(3)	359.8	(3)	363.9	(3)	421.2	(3)
Depreciation and amortization (1)	26.5		26.4		25.6		24.2
Impairment of long-lived assets and other charges	0.6		0.5		1.0		0.6
Total operating expenses	420.7		386.7		390.5		446.0

Operating income	74.6		64.9		77.2		165.2

Interest income	6.5	(2)	6.0		5.3		4.8	(2)
Interest expense	(10.6)		(10.7)		(9.7)		(7.8)
Other (loss) income	(1.0)		(0.1)		2.4		(0.4)
Income before taxes	69.5		60.1		75.2		161.8

Provision for income taxes	27.0		13.1	(4)	28.9		60.8
Net income	$42.5		$47.0		$46.3		$101.0

Net income per share:

Basic	$0.31		$0.34		$0.34		$0.77

Diluted	$0.31		$0.34		$0.34		$0.77

Shares used in computing income per share:
Basic	136.2		136.7		134.5		131.2
Diluted	137.1		139.0		135.9		131.8

(1)
Amounts have been revised. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements for a complete discussion.

(2)
In the first and the fourth quarters of 2007, we recorded refunds of excise tax as a reduction to cost of products sold, where the excise taxes were originally recorded as $14.0 million and $4.8 million, respectively. Additionally, we recorded $1.4 million and $1.2 million in interest income related to these refunds in the first and fourth quarters, respectively.

(3)
During 2007, vacation accrual adjustments in connection with the modification of our employee vacation policy included in SG&A expense totaled $2.0 million, $3.2 million, $5.9 million and $3.2 million for the first, second, third and fourth quarters, respectively.

(4)
In the second quarter of 2007, the effective tax rate was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest.

	Three Months Ended
(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31
Year ended December 31, 2006:

Net sales and operating revenues	$1,160.0		$1,099.9		$1,059.5		$1,458.1
Cost of products sold (1)	629.4		604.2		597.1		817.4
Gross profit	530.6		495.7		462.4		640.7

SG&A expense (1)	468.3		462.6	(2)(3)	418.8	(2)(3)	461.0	(2)
Depreciation and amortization (1)	29.4		30.8	(2)	29.2	(2)	28.1	(2)
Impairment of long-lived assets and other charges	8.9	(2)	0.3	(2)	29.3	(4)	5.8	(5)
Total operating expenses	506.6		493.7		477.3		494.9

Operating income (loss)	24.0		2.0		(14.9)		145.8

Interest income	0.8		0.6		2.5		3.5
Interest expense	(10.6		(11.5		(11.2)		(11.0)
Other loss	(0.6		(1.2		(2.5)		(4.3)
Income (loss) before taxes	13.6		(10.1		(26.1)		134.0

Provision for (benefit from) income taxes	5.2		(6.9		(9.8)		49.5
Net income (loss)	$8.4		$(3.2		$(16.3)		$84.5

Net income (loss) per share:

Basic	$0.06		$(0.02		$(0.12)		$0.62

Diluted	$0.06		$(0.02		$(0.12)		$0.62

Shares used in computing income (loss) per share:
Basic	135.8		136.2		136.5		136.5
Diluted	135.8		136.2		136.5		136.5

(1)
Amounts have been revised. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements for a complete discussion.

(2)
During 2006, costs related to the restructuring program included in SG&A expense totaled $14.1 million, $17.4 million and $1.8 million for the second, third and fourth quarters, respectively. Accelerated depreciation for the same periods was $1.2 million, $0.6 million and $0.3 million, respectively. In addition, impairment charges totaled $8.9 million in the first quarter and $0.3 million in the second quarter. The total of all these costs for 2006 was $44.6 million.

(3)
In the second and third quarters of 2006, $8.5 million and $0.3 million, respectively, were recognized for the tentative settlement of certain wage-hour lawsuits. These amounts were included in SG&A expense.

(4)	In the third quarter of 2006, impairment charges related to our kiosk operations were recorded for goodwill and intangible assets in the amount of $18.6 million and $10.7 million, respectively.
(5)	Impairment charges for goodwill of $1.2 million and $4.6 million for other long-lived assets were recorded during the fourth quarter of 2006.

The sum of the quarterly income (loss) per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

We have concluded that the effect of the revision discussed in Note 2 – “Summary of Significant Accounting Policies” under the section titled “Revision of Expense Classification” in the Notes to Consolidated Financial Statements did not materially impact any previously issued financial statements, however we have revised prior quarterly periods comparative information presented herein in order to present such information on a consistent basis. The effects of this revision are summarized in the table below.

	As Previously Reported	Revision	As Adjusted	As Previously Reported	Revision	As Adjusted

(In millions)	Three Months Ended March 31,
	2007			2006
Net sales and operating revenues	$992.3	$--	$992.3	$1,160.0	$--	$1,160.0
Cost of products sold	475.9	21.1	497.0	599.4	30.0	629.4
Gross profit	516.4	(21.1)	495.3	560.6	(30.0)	530.6

Operating expenses:
Selling, general and administrative	412.0	(18.4)	393.6	495.7	(27.4)	468.3
Depreciation and amortization	29.2	(2.7)	26.5	32.0	(2.6)	29.4
Impairment of long-lived assets and other charges	0.6	--	0.6	8.9	--	8.9
Total operating expenses	441.8	(21.1)	420.7	536.6	(30.0)	506.6
Operating income	$74.6	$--	$74.6	$24.0	$--	$24.0

	Three Months Ended June 30,
	2007			2006
Net sales and operating revenues	$934.8	$--	$934.8	$1,099.9	$--	$1,099.9
Cost of products sold	462.3	20.9	483.2	580.4	23.8	604.2
Gross profit	472.5	(20.9)	451.6	519.5	(23.8)	495.7

Operating expenses:
Selling, general and administrative	378.0	(18.2)	359.8	483.6	(21.0)	462.6
Depreciation and amortization	29.1	(2.7)	26.4	33.6	(2.8)	30.8
Impairment of long-lived assets and other charges	0.5	--	0.5	0.3	--	0.3
Total operating expenses	407.6	(20.9)	386.7	517.5	(23.8)	493.7
Operating income	$64.9	$--	$64.9	$2.0	$--	$2.0

	Three Months Ended September 30,
	2007			2006
Net sales and operating revenues	$960.3	$--	$960.3	$1,059.5	$--	$1,059.5
Cost of products sold	470.1	22.5	492.6	571.6	25.5	597.1
Gross profit	490.2	(22.5)	467.7	487.9	(25.5)	462.4

Operating expenses:
Selling, general and administrative	384.2	(20.3)	363.9	441.6	(22.8)	418.8
Depreciation and amortization	27.8	(2.2)	25.6	31.9	(2.7)	29.2
Impairment of long-lived assets and other charges	1.0	--	1.0	29.3	--	29.3
Total operating expenses	413.0	(22.5)	390.5	502.8	(25.5)	477.3
Operating income	$77.2	$--	$77.2	$(14.9)	$--	$(14.9)

				Three Months Ended December 31,
				2006
Net sales and operating revenues				$1,458.1	$--	$1,458.1
Cost of products sold				793.0	24.4	817.4
Gross profit				665.1	(24.4)	640.7

Operating expenses:
Selling, general and administrative				482.8	(21.8)	461.0
Depreciation and amortization				30.7	(2.6)	28.1
Impairment of long-lived assets and other charges				5.8	--	5.8
Total operating expenses				519.3	(24.4)	494.9
Operating income				$145.8	$--	$145.8

NOTE 28 - SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores (excluding Canadian company-operated stores) and kiosks. RadioShack consists solely of our 4,447 company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 739 kiosks, primarily located in major shopping malls and SAM’S CLUB locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

The table below shows our 2006 restructuring program costs and impairments allocated by reportable segments.

(In millions)	RadioShack Company- Owned Stores	Kiosks	Other	Unallocated	Total
Restructuring program:
Impairment of property, plant & equipment	$9.2	$-	$-	$-	$9.2
Severance	3.8	-	0.9	11.4	16.1
Lease costs	9.1	-	1.2	2.0	12.3
Gain on distribution center sale	-	-	-	(2.7)	(2.7)
Other	6.1	-	0.1	1.4	7.6
Accelerated depreciation	2.1	-	-	-	2.1
	30.3	-	2.2	12.1	44.6

Impairments:
Goodwill	-	18.6	1.2	-	19.8
Intangibles	-	10.7	-	-	10.7
Property, plant & equipment	1.0	1.8	1.8	-	4.6
	1.0	31.1	3.0	-	35.1
	$31.3	$31.1	$5.2	$12.1	$79.7

The costs in the restructuring table above are included in the 2006 segment table below.

Amounts in the other category below include our business activities that are not separately reportable and our dealer network, e-commerce, third-party service centers, manufacturing, foreign operations and commercial sales.

(In millions)	Year Ended December 31,
	2007	2006 (1)	2005 (1)
Net sales and operating revenues:
RadioShack company-operated stores	$3,637.7	$4,079.8	$4,480.8
Kiosks	297.0	340.5	262.7
Other	317.0	357.2	338.2
	$4,251.7	$4,777.5	$5,081.7

Operating income:
RadioShack company-operated stores (2)	$752.7	$707.4	$880.7
Kiosks (3)	15.8	(25.1)	(12.4)
Other (4)	52.8	(0.1)	34.2
	821.3	682.2	902.5

Unallocated (5)	(439.4)	(525.3)	(552.6)
Operating income	381.9	156.9	349.9

Interest income	22.6	7.4	5.9
Interest expense	(38.8)	(44.3)	(44.5)
Other income	0.9	(8.6)	10.2
Income before income taxes	$366.6	$111.4	$321.5

Depreciation and amortization:
RadioShack company-operated stores	$53.4	$58.2	$52.1
Kiosks	6.3	10.2	9.0
Other	1.7	2.3	2.3
	61.4	70.7	63.4
Unallocated (6)	51.3	57.5	60.4
	$112.7	$128.2	$123.8

(1)
Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated among the segments and other business activities and unallocated category.

(2)
Operating income for the year ended December 31, 2007, includes $1.5 million in long-lived asset impairment charges, an $18.8 million federal excise tax refund, and an accrued vacation reduction of $11.0 million in connection with the modification of our employee vacation policy.

(3)
Operating income for the year ended December 31, 2007, includes $1.0 million in long-lived asset impairment charges and an accrued vacation reduction of $1.1 million in connection with the modification of our employee vacation policy.

(4)
Operating income for the year ended December 31, 2007, includes $0.2 million in long-lived asset impairment charges and an accrued vacation reduction of $1.3 million in connection with the modification of our employee vacation policy.

(5)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

(6)	Depreciation and amortization included in the unallocated category primarily relate to our corporate headquarters and information technology assets.

RADIOSHACK CORPORATION

INDEX TO EXHIBITS
Exhibit Number	Description
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

10.8	*	RadioShack Corporation Officers' Severance Program.
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

10.60
Description of 2007 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.1 to RadioShack s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.61
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2007 through 2008 Performance Cycle (filed as Exhibit 10.2 to RadioShack s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.62
RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007 and incorporated herein by reference).

10.63
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of the Company's Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007 and incorporated herein by reference).

10.64
Second Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.3 to RadioShack’s Form 10-Q filed on April 30, 2007, and incorporated herein by reference).

10.65
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.66	*	Employment Offer Letter to Peter J. Whitsett from RadioShack Corporation, dated November 12, 2007.
10.67	*	Employment Offer Letter to Bryan Bevin from RadioShack Corporation, dated December 11, 2008.
21	*	RadioShack Significant Subsidiaries.
23	*	Consent of PricewaterhouseCoopers LLP.

31(a)	*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)	*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32	*	Section 1350 Certifications.**

_______________________

*	Filed with this report.

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