Form 10-Q
period 2008-04-22
RADIOSHACK CORP
filed 2008-04-28
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  1-5571
________________________

RADIOSHACK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1047710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mail Stop CF3-201, 300 RadioShack Circle, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 18, 2008 was 131,196,347.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	__

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2008	2007

Net sales and operating revenues	$949.0	$992.3
Cost of products sold (includes depreciation amounts of $2.6 million and $2.7 million, respectively)	499.4	497.0
Gross profit	449.6	495.3

Operating expenses:
Selling, general and administrative	362.4	393.6
Depreciation and amortization	22.4	26.5
Impairment of long-lived assets	0.6	0.6
Total operating expenses	385.4	420.7

Operating income	64.2	74.6

Interest income	3.6	6.5
Interest expense	(7.1)	(10.6)
Other loss	(1.5)	(1.0)

Income before income taxes	59.2	69.5
Income tax provision	20.4	27.0

Net income	$38.8	$42.5

Net income per share (see Note 2):

Basic and diluted	$0.30	$0.31

Shares used in computing net income per share:

Basic	131.2	136.2

Diluted	131.3	137.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(In millions, except for share amounts)	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$469.3	$509.7	$463.2
Accounts and notes receivable, net	182.3	256.0	168.8
Inventories	663.4	705.4	650.8
Other current assets	98.1	95.7	131.1
Total current assets	1,413.1	1,566.8	1,413.9

Property, plant and equipment, net	302.7	317.1	365.8
Other assets, net	114.0	105.7	104.1
Total assets	$1,829.8	$1,989.6	$1,883.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$26.5	$61.2	$178.5
Accounts payable	200.6	257.6	182.3
Accrued expenses and other current liabilities	295.5	393.5	330.6
Income taxes payable	21.3	35.7	3.6
Total current liabilities	543.9	748.0	695.0

Long-term debt, excluding current maturities	353.5	348.2	342.0
Other non-current liabilities	120.8	123.7	147.3
Total liabilities	1,018.2	1,219.9	1,184.3

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	110.9	108.4	98.3
Retained earnings	2,030.9	1,992.1	1,830.6
Treasury stock, at cost; 59,919,000, 59,940,000 and 55,594,000 shares, respectively	(1,515.9)	(1,516.5)	(1,418.4)
Accumulated other comprehensive loss	(5.3)	(5.3)	(2.0)
Total stockholders’ equity	811.6	769.7	699.5
Total liabilities and stockholders’ equity	$1,829.8	$1,989.6	$1,883.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$38.8	$42.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.0	29.2
Impairment of long-lived assets	0.6	0.6
Stock option compensation	2.6	3.0
Reversal of unrecognized tax benefits	0.9	--
Deferred income taxes	0.3	--
Other non-cash items	(1.9)	(1.4)
Provision for credit losses and bad debts	0.2	0.3
Changes in operating assets and liabilities:
Accounts and notes receivable	72.8	79.1
Inventories	41.9	101.4
Other current assets	(1.5)	(10.0)
Accounts payable, accrued expenses, income taxes payable and other	(172.3)	(196.9)
Net cash provided by operating activities	7.4	47.8

Cash flows from investing activities:
Additions to property, plant and equipment	(14.1)	(10.7)
Proceeds from sale of property, plant and equipment	0.1	1.3
Other investing activities	0.9	(0.3)
Net cash used in investing activities	(13.1)	(9.7)

Cash flows from financing activities:
Purchases of treasury stock	--	(45.2)
Proceeds from exercise of stock options	--	19.9
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(29.7)	(21.6)
Repayments of long-term borrowings	(5.0)	--
Net cash used in financing activities	(34.7)	(46.9)

Net decrease in cash and cash equivalents	(40.4)	(8.8)
Cash and cash equivalents, beginning of period	509.7	472.0
Cash and cash equivalents, end of period	$469.3	$463.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2008 and 2007, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – BASIC AND DILUTED NET INCOME PER SHARE
Basic net income per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings. The following table reconciles the numerator and denominator used in the basic and diluted net income per share calculations for the periods presented:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2008	2007

Numerator:
Net income	$38.8	$42.5

Denominator:
Weighted average shares	131.2	136.2
Incremental common shares attributable to stock option plans	0.1	0.9
Weighted average shares for diluted net income per share	131.3	137.1

Basic net income per share	$0.30	$0.31

Diluted net income per share	$0.30	$0.31

Options to purchase 10.9 million and 12.7 million shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 2008 and 2007, was $38.8 million and $42.0 million, respectively. Including net income in 2008 and 2007, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments plus unrealized losses on securities in 2007.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities.  However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. We are evaluating the effect the implementation of SFAS 157 for our nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R is effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

NOTE 5 – LITIGATION
A California State Court wage and hour class action, Brookler v. RadioShack Corporation, has been certified with a class of approximately 23,000 members.  The action involves allegations that RadioShack violated California’s wage order and labor code relating to the providing of meal periods.  The class was certified in February of 2006.  RadioShack moved to decertify the class in July 2007, based upon recent case authority dealing with the standard of liability for meal and rest period actions.  RadioShack’s motion to decertify was denied by the trial court, and RadioShack’s petition for review to the California Supreme Court was denied on January 3, 2008.  However, because of the unsettled nature of the standard of liability for meal period violations currently being litigated in California, it appears likely the California Supreme Court will review and add clarity to the standard of liability applicable in these types of matters.  As a result, we cannot reasonably estimate the likelihood or magnitude of a loss that may arise from this lawsuit.

In 2007, we concluded a global settlement of various class action lawsuits alleging we misclassified certain RadioShack store managers as exempt from overtime in violation of the Fair Labor Standards Act or similar state laws, including a lawsuit styled Alphonse L. Perez, et al. v. RadioShack Corporation, filed on October 31, 2002, in the United States District Court for the Northern District of Illinois.  This global settlement provided for a maximum payment by us of approximately $8.8 million, in the aggregate, to resolve all of these pending lawsuits, for which we recorded a reserve in the second and third quarters of 2006.  The respective courts have granted final approval of the settlement and dismissed the lawsuits.  Settlement payments were mailed to the class members in December of 2007, and all settlement payments were paid as of March 31, 2008.

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

NOTE 6 – ASSIGNED LEASE OBLIGATIONS
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

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring. A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the third and fourth quarters of 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent, and we were informed by CompUSA that there were an additional 17 leases on which they had ceased making rent payments. CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group. CompUSA stores ceased operations in January 2008. DJM Realty, a division of Gordon Brothers Group, is currently in discussions with CompUSA’s lessors in an effort to negotiate a satisfactory fulfillment of CompUSA’s legal obligation under these leases.  To date, we have received a total of 15 letters from lessors seeking payment from us, 4 of which have resulted in litigation.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss, An Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. In the first quarter of 2008, we increased our accrual to $9.0 million, reflecting our revised estimate based on further developments.  We are continuing to monitor this situation and will update our accrual as more information becomes available.

NOTE 7 – INCOME TAXES
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

We had unrecognized tax benefits of $47.0 million and $45.6 million at March 31, 2008, and December 31, 2007, respectively. The amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate are $33.9 million and $32.8 million at March 31, 2008, and December 31, 2007, respectively.

We recognize interest and penalties related to these unrecognized tax benefits in the income tax provision. During the three month period ended March 31, 2008, we accrued approximately $1.1 million in interest associated with unrecognized tax benefits. Additionally, we had approximately $15.9 and $14.8 accrued at March 31, 2008, and December 31, 2007, respectively, for interest associated with unrecognized tax benefits. We expect that the amount of unrecognized tax benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our results of operations or our financial position.

NOTE 8 – FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. For the year ended December 31, 2007, we determined we were entitled to refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes recorded in the first and fourth quarters of 2007, respectively, and interest income of $2.6 million. In the first quarter of 2007, we recorded a $14.0 million reduction to cost of products sold, where the excise taxes were originally recorded.  We recorded interest income of $0.5 million and $1.4 million, respectively, for the three months ended March 31, 2008 and 2007.

NOTE 9 – IMPAIRMENT OF LONG-LIVED ASSETS
For both three month periods ended March 31, 2008 and 2007, we recorded $0.6 million in impairment charges primarily for long-lived assets relating to our Sprint kiosks and company-operated stores. The impairment losses represent the amounts by which the carrying values of the assets exceeded their estimated fair values.

NOTE 10 – 2006 RESTRUCTURING RESERVE
The balance in the restructuring reserve related to the 2006 restructuring was $1.3 million and $2.9 million at March 31, 2008, and December 31, 2007, respectively.  This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the three months ended March 31, 2008, the amount applied against this reserve was $1.6 million.

NOTE 11 – CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the reduction of approximately 280 of our corporate support staff.  The reserve balance for these separation charges was $1.1 million at March 31, 2008.

NOTE 12 –SHORT-TERM DEBT
In January 2008, the remaining $5.0 million of our medium-term notes payable came due and was paid off utilizing our available cash.

In September 2007, our $150.0 million ten-year unsecured note payable came due.  Upon maturity, we paid off the $150.0 million note payable utilizing our available cash.  An interest rate swap with an underlying notional amount of $110.5 million was used to hedge a portion of the note payable’s fair value over the life of the note by converting the note’s fixed 6.95% coupon to a floating rate.  This interest rate swap agreement expired in conjunction with the maturity of the note payable.

NOTE 13 – STOCK REPURCHASE PROGRAM
In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. We did not repurchase any shares of our common stock for the three months ended March 31, 2008, under this plan.  As of March 31, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

NOTE 14 – FAIR VALUE MEASUREMENTS
We adopted SFAS 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2:  Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:
		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap derivative financial instruments (part of other non-current assets)	$3.7	--	$3.7	--

Sirius Satellite Radio Inc. warrants (part of other current assets)	0.9	--	0.9	--

Our interest rate swap agreements effectively convert a portion of our long-term fixed rate debt to a short-term variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive a fixed rate.  The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivatives are considered a level 2 item.

In 2006 and 2005, we earned warrants to purchase 2 million and 4 million shares, respectively, of Sirius Satellite Radio Inc. (“Sirius”) stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms and, therefore, the warrants are considered a level 2 item.

NOTE 15 – SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores (excluding Canadian company-operated stores) and kiosks.  The RadioShack segment consists solely of our 4,430 company-operated retail stores, all operating under the RadioShack brand name. The kiosks segment consists of our network of 739 kiosks, primarily located in major shopping malls and SAM’S CLUB locations.  Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

Amounts in the other category below include our remaining operations, consisting principally of our dealer network, e-commerce, third-party service centers, manufacturing, foreign operations and commercial sales.

	Three Months Ended
	March 31,
(In millions)	2008	2007

Net sales and operating revenues:
RadioShack company-operated stores	$817.4	$848.4
Kiosks	69.2	77.3
Other	62.4	66.6
	$949.0	$992.3

	Three Months Ended
	March 31,
(In millions)	2008	2007

Operating income:
RadioShack company-operated stores (1)	$151.3	$178.1
Kiosks	1.8	4.6
Other	8.9	8.9
	162.0	191.6
Unallocated (2) (3)	(97.8)	(117.0)
Operating income	64.2	74.6

Interest income	3.6	6.5
Interest expense	(7.1)	(10.6)
Other loss	(1.5)	(1.0)
Income before income taxes	$59.2	$69.5

(1)	Operating income for the three months ended March 31, 2007, includes a $14.0 million federal excise tax refund.
(2)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

(3)	The three month period ended March 31, 2007, includes a charge of $8.5 million associated with employee separation costs at our corporate headquarters.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2007.

RESULTS OF OPERATIONS

Overview

Highlights related to the three months ended March 31, 2008, include:

•
Net sales and operating revenues decreased $43.3 million to $949.0 million, compared to the first quarter of 2007. Comparable store sales decreased 4.0%. This decline was primarily due to a sales decrease in our modern home, postpaid wireless and wireless accessory sales.

•
Gross margin decreased 250 basis points to 47.4% from the first quarter of 2007.  This decrease was due to aggressive pricing required to respond to a more competitive market environment, a shift in our product mix, and a $14.0 million refund (140 basis point benefit to gross margin) of federal telecommunications excise taxes recorded in the first quarter of 2007.

•
Selling, general and administrative (“SG&A”) expense decreased $31.2 million to $362.4 million, compared to the first quarter of 2007. As a percentage of net sales and operating revenues, SG&A declined 150 basis points to 38.2%.  This improvement was attributable primarily to decreased compensation as a result of reductions in our corporate and store personnel, better management of store labor hours, and an $8.5 million charge recorded for employee separation charges in the first quarter of 2007.

•	As a result of the factors above, operating income decreased $10.4 million to $64.2 million, compared to the first quarter of 2007.

•
Net income decreased $3.7 million to $38.8 million, compared to the first quarter of 2007.  Net income per diluted share for the three months ended March 31, 2008 and 2007, was $0.30 and $0.31, respectively.

•	EBITDA decreased $14.6 million to $89.2 million, compared to the corresponding prior year period.

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

	Three Months Ended
	March 31,
(In millions)	2008	2007

EBITDA	$89.2	$103.8

Interest expense, net of interest income	(3.5)	(4.1)
Provision for income taxes	(20.4)	(27.0)
Depreciation and amortization	(25.0)	(29.2)
Other loss	(1.5)	(1.0)
Net income	$38.8	$42.5

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:
	Three Months Ended
	March 31,
(In millions)	2008	2007

RadioShack company-operated stores	$817.4	$848.4
Kiosks	69.2	77.3
Other sales	62.4	66.6
Consolidated net sales and operating revenues	$949.0	$992.3

Consolidated net sales and operating revenues decrease	4.4%	14.5%
Comparable store sales(1) decrease	4.0%	9.2%

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales decreased 4.4%, or $43.3 million, to $949.0 million for the three months ended March 31, 2008, from $992.3 million in the corresponding prior year period.  This decrease was primarily due to a comparable store sales decline of 4.0% for the three months ended March 31, 2008.  The decrease in comparable store sales was primarily caused by declines in our modern home, postpaid wireless and wireless accessory sales.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment decreased $31.0 million or 3.7% for the three months ended March 31, 2008, when compared to the corresponding prior year period.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) increased 0.7% for the three months ended March 31, 2008, when compared to the corresponding prior year period.  This increase was partially driven by an increase in our AT&T postpaid wireless sales, which was driven by upgrades of existing subscribers.  Additionally, we recorded significant sales increases in GPS products and prepaid wireless handsets.  This increase was largely offset by a decrease in our Sprint Nextel postpaid wireless sales, which was the result of increased wireless competition and the weakening of Sprint Nextel’s wireless business across the market.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 2.3% for the three months ended March 31, 2008, when compared to the corresponding prior year period.  This decrease was primarily the result of declines in wireless and home entertainment accessory sales, but partially offset by increases in media storage and video game accessory sales.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 1.6% for the three months ended March 31, 2008, when compared to the corresponding prior year period.  This decrease was driven primarily by sales declines in digital music players and toys, but was partially offset by increased sales of video game consoles and digital cameras.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 16.5% for the three months ended March 31, 2008, when compared to the corresponding prior year period.  This decrease was primarily the result of declines in sales of flat panel televisions, DVD players and recorders, and cordless telephones, but partially offset by increased sales in laptop computers, wireless headphones and flash drives.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 4.8% for the three months ended March 31, 2008, when compared to the corresponding prior year period. These sales declines were the result of decreased sales of general purpose and certain special purpose batteries, but partially offset by an increase in sales of wireless telephone batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 1.1% for the three months ended March 31, 2008, when compared to the corresponding prior year period. These sales declines were due primarily to a decrease in sales of packaged wire.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) decreased 7.9% for the three months ended March 31, 2008, when compared to the corresponding prior year period. Prepaid airtime sales increased for the three months ended March 31, 2008; however, this gain was more than offset by decreases in bill payment and service plan revenue.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $8.1 million or 10.5% for the three months ended March 31, 2008, when compared to the corresponding prior year period. While this decrease is partially attributable to fewer kiosk locations compared to the prior year, we believe this sales decline was primarily the result of increased wireless competition, a challenging wireless industry environment, and the weakening of Sprint Nextel’s postpaid wireless business across the market.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com web site, sales to our Mexican joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities. Other sales were down $4.2 million or 6.3% for the three months ended March 31, 2008, when compared to the corresponding prior year period. This sales decrease was partially due to fewer dealer outlets in 2008, as well as a decline in product sales to the dealers.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended
	March 31,
(In millions)	2008	2007

Gross profit	$449.6	$495.3
Gross margin	47.4%	49.9%
Gross profit decrease	9.2%	6.7%

Consolidated gross profit and gross margin for the three months ended March 31, 2008, were $449.6 million and 47.4%, respectively, compared with $495.3 million and 49.9% in the corresponding prior year period, resulting in a 9.2% decrease in gross profit dollars year over year and a 250 basis point decrease in our gross margin.  The decrease in gross profit for the three months ended March 31, 2008, was the result of a decline in net sales and operating revenues primarily due to comparable store sales declines.

Our gross margin decreased partially due to a $14.0 million refund of federal telecommunications excise taxes recorded in the first quarter of 2007, which favorably increased our prior year gross margin by 140 basis points. See Note 8 – “Federal Excise Tax” of the consolidated financial statements for a discussion of the impact of the federal telecommunications excise tax.  The remaining decrease in gross margin was primarily due to aggressive pricing required in our wireless platform to respond to a more competitive market environment, a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business, and a shift in our overall product mix.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended
	March 31,
(In millions)	2008	2007

SG&A	$362.4	$393.6
% of net sales and operating revenues	38.2%	39.7%
SG&A decrease	7.9%	16.0%

Our consolidated SG&A expense decreased 7.9% or $31.2 million for the three months ended March 31, 2008, when compared to the corresponding prior year period. This represents a 150 basis point decrease as a percentage of net sales and operating revenues from the corresponding prior year period.

The SG&A decline is primarily attributable to a decrease in compensation and associated payroll taxes.  Compensation expense decreased both in dollars and as a percent of net sales and operating revenues for the three months ended March 31, 2008, when compared to the corresponding prior year period. This improvement was attributable primarily to decreased compensation as a result of reductions in our corporate and store personnel and better management of store labor hours. Additionally, the first quarter of 2007 includes an $8.5 million charge recorded for employee separation charges.  This decrease was partially offset by an increase in television and print advertising costs.

Depreciation and Amortization

Consolidated depreciation and amortization were $25.0 million and $29.2 million, respectively, for the three months ended March 31, 2008 and 2007.  These amounts include $2.6 million and $2.7 million, respectively, which were classified as cost of products sold on the consolidated statements of income.  The $4.2 million or 14.4% decline was primarily due to our reduced capital expenditures during 2006 and 2007.

Impairment of Long-lived Assets

For both three month periods ended March 31, 2008 and 2007, we recorded $0.6 million in impairment charges primarily for long-lived assets relating to our Sprint kiosks and company-operated stores. The impairment losses represent the amounts by which the carrying values of the assets exceeded their estimated fair values.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $3.5 million and $4.1 million, respectively, for the three months ended March 31, 2008 and 2007.

Interest expense for the three months ended March 31, 2008, decreased $3.5 million, when compared to the corresponding prior year period.  This decrease was primarily due to less debt outstanding during 2008 and lower variable rates on our interest rate swaps.

Interest income for the three months ended March 31, 2008, decreased $2.9 million, when compared to the corresponding prior year period.  This decrease was primarily due to a lower interest rate environment in 2008. Additionally, we recorded interest income related to the federal telecommunications excise tax refund of $0.5 million and $1.4 million, respectively, for the three months ended March 31, 2008 and 2007.

Other Loss

For the three months ended March 31, 2008 and 2007, we recognized an unrealized loss of $1.5 million and $1.0 million, respectively, related to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants as a result of our mark-to-market of these warrants.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate for the three months ended March 31, 2008, was 34.5% compared to 38.8% for the corresponding prior year period.  The effective tax rate for the three months ended March 31, 2008, was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item.  This discrete item lowered the effective tax rate by 488 basis points.

RadioShack Retail Outlets

The table below shows our retail locations allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets at the following dates.

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
RadioShack company- operated stores (1)	4,430	4,447	4,446	4,443	4,442
Kiosks (2)	739	739	751	752	763
Dealer and other outlets (3)	1,468	1,484	1,506	1,551	1,560
Total number of retail locations	6,637	6,670	6,703	6,746	6,765

(1)
During the past four quarters, we closed 12 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline was due primarily to our decision not to renew leases on locations that failed to meet our financial return goals.

(2)
Kiosks, which include Sprint-branded and SAM’S CLUB kiosks, decreased by 24 locations during the past four quarters. As of March 31, 2008, SAM’S CLUB had the unconditional right to assume the operation of up to 125 kiosk locations based on contractual rights. No kiosk operations were unilaterally assumed by SAM’S CLUB during 2007 or 2008 to date.

(3)
During the past four quarters, our dealer and other outlets decreased by 92 locations, net of new openings.  This decline was due to the closure of smaller outlets, conversion of dealers to RadioShack company-operated stores, and the closure of all of our locations in Canada in January 2007.

Recently Issued Accounting Pronouncements

Refer to Note 4 – “Recently Issued Accounting Pronouncements” of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash flows from operating activities provide us with most of our liquidity. Cash provided by operating activities for the three months ended March 31, 2008, was $7.4 million, compared to $47.8 million for the corresponding prior year period. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $66.5 million and $74.2 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in working capital components was $59.1 million and $26.4 million for the three months ended March 31, 2008 and 2007, respectively.

Cash used in investing activities was $13.1 million for the three months ended March 31, 2008, compared to $9.7 million for the corresponding prior year period. This increase was primarily the result of increased capital spending during 2008.  Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2008 will range from $80 million to $100 million. RadioShack company-operated store remodels and relocations, as well as information systems updates, will account for the majority of our anticipated 2008 capital expenditures.

Cash used in financing activities was $34.7 million for the three months ended March 31, 2008, compared to $46.9 million for the corresponding prior year period. We did not repurchase any shares of our common stock for the three months ended March 31, 2008, while we used cash of $45.2 million to repurchase our common stock during corresponding prior year period.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, resulted in a $6.7 million usage of cash for the three months ended March 31, 2008, compared to free cash flow of $37.1 million during the corresponding prior year period. This decrease in 2008 was primarily driven by our decrease in net cash provided by operating activities and increased capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $7.4 million for the three months ended March 31, 2008, compared to $47.8 million for the corresponding prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended		Year Ended
	March 31,		December 31,
(In millions)	2008	2007	2007

Net cash provided by operating activities	$7.4	$47.8	$379.0
Less:
Additions to property, plant and equipment	14.1	10.7	45.3
Dividends paid	--	--	32.8
Free cash flow	$(6.7)	$37.1	$300.9

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. We did not repurchase any shares of our common stock for the three months ended March 31, 2008, under this plan.  As of March 31, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

Capital Resources

We believe that cash flows from operations and available cash and cash equivalents will be sufficient to finance our operations and fund our capital expenditures.  Additionally, our revolving credit facilities are available for additional working capital needs or investment opportunities.  As of March 31, 2008, we had $469.3 million in cash and cash equivalents and $625 million available under our revolving credit facilities.

Debt Ratings

Below are the rating agencies’ ratings by category, as well as their respective current outlooks for the ratings, as of April 18, 2008.

Category	Standard and Poor’s	Moody's	Fitch
Senior unsecured debt	BB	Ba1	BB
Outlook	Negative	Stable	Negative

Short-Term Debt

In January 2008, the remaining $5.0 million of our medium-term notes payable came due and was paid off utilizing our available cash.

In September 2007, our $150.0 million ten-year unsecured note payable came due.  Upon maturity, we paid off the $150.0 million note payable utilizing our available cash.  An interest rate swap with an underlying notional amount of $110.5 million was used to hedge a portion of the note payable’s fair value over the life of the note by converting the note’s fixed 6.95% coupon to a floating rate.  This interest rate swap agreement expired in conjunction with the maturity of the note payable.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	March 31,		December 31,		March 31,
	2008		2007		2007
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$26.5	2.2%	$61.2	5.2%	$178.5	14.7%
Long-term debt	353.5	29.7	348.2	29.5	342.0	28.0
Total debt	380.0	31.9	409.4	34.7	520.5	42.7
Stockholders’ equity	811.6	68.1	769.7	65.3	699.5	57.3
Total capitalization	$1,191.6	100.0%	$1,179.1	100.0%	$1,220.0	100.0%

Our debt-to-total capitalization ratio on March 31, 2008, decreased from March 31, 2007, due primarily to the payment of our $150.0 million ten-year note in September 2007 and an increase in stockholders’ equity.

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

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring. A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the third and fourth quarters of 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent, and we were informed by CompUSA that there were an additional 17 leases on which they had ceased making rent payments. CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group. CompUSA stores ceased operations in January 2008. DJM Realty, a division of Gordon Brothers Group, is currently in discussions with CompUSA’s lessors in an effort to negotiate a satisfactory fulfillment of CompUSA’s legal obligation under these leases.  To date, we have received a total of 15 letters from lessors seeking payment from us, 4 of which have resulted in litigation.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss, An Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. In the first quarter of 2008, we increased our accrual to $9.0 million, reflecting our revised estimate based on further developments.  We are continuing to monitor this situation and will update our accrual as more information becomes available.

Additionally, at March 31, 2008, we had $47.0 million and $15.9 million of unrecognized tax benefits and related accrued interest, respectively, recognized as long-term liabilities.  We are uncertain as to how much, if any, of these contingent liabilities may ultimately be settled in cash.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2008, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily our interest rate swaps on previously issued debt and warrants we earned to acquire the common stock of Sirius.  We have not entered into any new financial derivative instruments during 2008. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at March 31, 2008, of $256.1 million, consisting of fluctuating short-term investments, which are classified as interest-bearing cash and cash equivalents on the balance sheet of $406.1 million, and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating rate net exposure would result in a decrease in annual net interest expense of $2.6 million. This hypothesis assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we have earned to purchase six million shares of Sirius stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms.  For the three months ended March 31, 2008 and 2007, we recognized unrealized losses of $1.5 million and $1.0 million, respectively, as a result of our mark to market of these warrants.  At March 31, 2008, the fair value of these warrants was $0.9 million, which represents our remaining downside exposure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 5 – “Litigation” of the consolidated financial statements for information on legal proceedings.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of our risk factors. The risks described in our Form 10-K are not the only risks facing RadioShack. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2008	--	$--	--	$1,390,147
February 1 – 29, 2008	--	$--	--	$1,390,147
March 1 – 31, 2008	--	$--	--	$1,390,147
Total	--		--

(1)
These publicly announced plans or programs consist of RadioShack’s $250 million share repurchase program, which was announced on March 16, 2005, and has no expiration date. No shares were repurchased during the first quarter of 2008.  As of March 31, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program. During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 22, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: April 28, 2008	By	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: April 28, 2008		/s/	James F. Gooch
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

3.3	RadioShack Corporation Bylaws, amended and restated as of February 21, 2008 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).
31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32**	Section 1350 Certifications.

____________________________

*	Filed with this report
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