Form 10-Q
period 2008-06-30
RADIOSHACK CORP
filed 2008-07-24
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 15, 2008 was 131,136,382.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales and operating revenues	$994.9	$934.8	$1,943.9	$1,927.1
Cost of products sold (includes depreciation amounts of $2.5 million, $2.7 million, $5.1 million, and $5.4 million, respectively)	525.5	483.2	1,024.9	980.2
Gross profit	469.4	451.6	919.0	946.9

Operating expenses:
Selling, general and administrative	375.4	359.8	737.8	753.4
Depreciation and amortization	22.1	26.4	44.5	52.9
Impairment of long-lived assets	0.6	0.5	1.2	1.1
Total operating expenses	398.1	386.7	783.5	807.4

Operating income	71.3	64.9	135.5	139.5

Interest income	3.4	6.0	7.0	12.5
Interest expense	(6.7)	(10.7)	(13.8)	(21.3)
Other loss	(0.6)	(0.1)	(2.1)	(1.1)

Income before income taxes	67.4	60.1	126.6	129.6
Income tax provision	26.0	13.1	46.4	40.1

Net income	$41.4	$47.0	$80.2	$89.5

Net income per share (see Note 2):

Basic	$0.32	$0.34	$0.61	$0.66

Diluted	$0.32	$0.34	$0.61	$0.65

Shares used in computing net income per share:

Basic	131.2	136.7	131.2	136.4

Diluted	131.2	139.0	131.3	138.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(In millions, except for share amounts)	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$577.8	$509.7	$630.4
Accounts and notes receivable, net	191.9	256.0	169.5
Inventories	626.3	705.4	612.3
Other current assets	103.5	95.7	124.6
Total current assets	1,499.5	1,566.8	1,536.8

Property, plant and equipment, net	278.8	317.1	348.8
Other assets, net	117.2	105.7	101.3
Total assets	$1,895.5	$1,989.6	$1,986.9

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$32.3	$61.2	$192.7
Accounts payable	190.5	257.6	173.6
Accrued expenses and other current liabilities	337.4	393.5	326.1
Income taxes payable	15.5	35.7	6.4
Total current liabilities	575.7	748.0	698.8

Long-term debt, excluding current maturities	349.0	348.2	340.1
Other non-current liabilities	114.2	123.7	136.8
Total liabilities	1,038.9	1,219.9	1,175.7

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	114.1	108.4	103.4
Retained earnings	2,072.3	1,992.1	1,877.6
Treasury stock, at cost; 59,896,000, 59,940,000 and 53,255,000 shares, respectively	(1,515.3)	(1,516.5)	(1,358.9)
Accumulated other comprehensive loss	(5.5)	(5.3)	(1.9)
Total stockholders’ equity	856.6	769.7	811.2
Total liabilities and stockholders’ equity	$1,895.5	$1,989.6	$1,986.9

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$80.2	$89.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	58.3
Impairment of long-lived assets	1.2	1.1
Stock option compensation	5.7	4.9
Net change in liability for unrecognized tax benefits	2.3	(10.0)
Deferred income taxes	0.7	0.9
Other non-cash items	9.6	(1.1)
Provision for credit losses and bad debts	--	0.2
Changes in operating assets and liabilities:
Accounts and notes receivable	63.9	79.3
Inventories	74.4	139.8
Other current assets	(2.8)	(5.5)
Accounts payable, accrued expenses, income taxes payable and other	(163.7)	(203.2)
Net cash provided by operating activities	121.1	154.2

Cash flows from investing activities:
Additions to property, plant and equipment	(25.4)	(21.9)
Proceeds from sale of property, plant and equipment	0.3	1.3
Other investing activities	1.0	1.8
Net cash used in investing activities	(24.1)	(18.8)

Cash flows from financing activities:
Purchases of treasury stock	--	(46.5)
Proceeds from exercise of stock options	--	77.1
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(23.9)	(7.6)
Repayments of borrowings	(5.0)	--
Net cash (used in) provided by financing activities	(28.9)	23.0

Net increase in cash and cash equivalents	68.1	158.4
Cash and cash equivalents, beginning of period	509.7	472.0
Cash and cash equivalents, end of period	$577.8	$630.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2008 and 2007, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income	$41.4	$47.0	$80.2	$89.5

Denominator:
Weighted average shares	131.2	136.7	131.2	136.4
Incremental common shares attributable to stock option plans	--	2.3	0.1	1.6
Weighted average shares for diluted net income per share	131.2	139.0	131.3	138.0

Basic net income per share	$0.32	$0.34	$0.61	$0.66

Diluted net income per share	$0.32	$0.34	$0.61	$0.65

Options to purchase 10.2 million shares of common stock for the three and six month periods ended June 30, 2008, and options to purchase 6.8 million and 9.9 million shares of common stock for the three and six month periods ended June 30, 2007, respectively, were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common stock during the periods reported, and the effect of their inclusion would be anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income for the three months ended June 30, 2008 and 2007, was $41.2 million and $47.2 million, respectively. Comprehensive income for the six months ended June 30, 2008 and 2007, was $80.0 million and $89.2 million, respectively.  In addition to net income in 2008 and 2007, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and changes in the fair values of our interest rate swaps.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

NOTE 5 – LITIGATION
A California State Court wage and hour class action, Brookler v. RadioShack Corporation, has been certified with a class of approximately 23,000 members.  The action involves allegations that RadioShack violated California’s wage order and labor code relating to the providing of meal periods.  The class was certified in February of 2006.  RadioShack moved to decertify the class in July 2007, based upon recent conflicts in case authority regarding an employer’s duty with respect to meal and rest periods.  RadioShack’s motion to decertify was denied by the trial court, and RadioShack’s petition for review to the California Supreme Court was denied on January 3, 2008.  However, because it appears there is a conflict in case authority on this issue in other lawsuits not involving RadioShack, it appears likely the California Supreme Court will be asked to review and add clarity to the standard of liability applicable in these types of matters.  Based on the facts available to us at this time, management believes the outcome in this case will not have a significant adverse effect on

RadioShack’s financial position. However, the outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded.

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

NOTE 6 – ASSIGNED LEASE OBLIGATIONS
We have retail leases of locations that were assigned to other businesses. The majority of these lease obligations arose from leases assigned to CompUSA, Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring. A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease. During the third and fourth quarters of 2007, we received notices from two lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent, and we were informed by CompUSA that there were an additional seventeen leases on which they had ceased making rent payments. CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group. CompUSA stores ceased operations in January 2008. DJM Realty, a division of Gordon Brothers Group, is currently in discussions with CompUSA’s lessors in an effort to negotiate a satisfactory fulfillment of CompUSA’s legal obligation under these leases.  To date, we have received a total of seventeen letters from lessors seeking payment from us, six of which have resulted in litigation.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss – an Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. In the first quarter of 2008, we increased our accrual to $9.0 million, reflecting our revised estimate based on further developments.  We are continuing to monitor this situation and will update our accrual as more information becomes available.

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

We had unrecognized tax benefits of $47.0 million and $45.6 million at June 30, 2008, and December 31, 2007, respectively. The amounts of unrecognized tax benefits, if recognized, that would affect our effective tax rate are $33.9 million and $32.8 million at June 30, 2008, and December 31, 2007, respectively.

We recognize interest and penalties related to these unrecognized tax benefits in the income tax provision. During the three and six month periods ended June 30, 2008, we accrued approximately $1.3 million and $2.4 million, respectively, in interest associated with unrecognized tax benefits. Additionally, we had approximately $16.2 million and $14.8 million accrued at June 30, 2008, and December 31, 2007, respectively, for interest associated with unrecognized tax benefits. We expect that the amount of unrecognized tax benefits will change during the next twelve months; however, we do not expect the change to have a material impact on our results of operations or our financial position.

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the net reversal of approximately $10.0 million, which consists of $7.7 million of unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets.  As a result of recognizing the $10.0 million reversal, our effective tax rate was 21.8% and 30.9% for the three and six month periods ended June 30, 2007, respectively.  This $10.0 million decreased our effective tax rate by 16.6 and 7.8 percentage points for the three and six month periods ended June 30, 2007, respectively.

NOTE 8 – FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. For the year ended December 31, 2007, we determined we were entitled to refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes recorded in the first and fourth quarters of 2007, respectively, and interest income of $2.6 million. In the first quarter of 2007, we recorded a $14.0 million reduction to cost of products sold, which was where the excise taxes were originally recorded.  We recorded interest income of $0.5 million and $1.4 million for the first six months of 2008 and 2007, respectively.

NOTE 9 – IMPAIRMENT OF LONG-LIVED ASSETS
For the three and six month periods ended June 30, 2008, we recorded $0.6 million and $1.2 million in impairment charges primarily for long-lived assets relating to our Sprint kiosks and company-operated stores. For the three and six month periods ended June 30, 2007, we recorded $0.5 million and $1.1 million in impairment charges primarily for long-lived assets relating to our company-operated stores. The impairment losses represent the amounts by which the carrying values of the assets exceeded their estimated fair values.

NOTE 10 – CORPORATE HEADQUARTERS’S AMENDED LEASE
On June 25, 2008, Tarrant County College District (“TCC”) announced that it had purchased from Kan Am Grund Kapitalanlagegesellschaft mbH (“Kan Am”) the buildings and real property comprising our corporate headquarters in Fort Worth, Texas, which we had previously sold to Kan Am and then leased for a period of 20 years in a sale and lease-back transaction in December 2005.

In connection with the above sale to TCC, we entered into an agreement with TCC to convey certain personal property located in the corporate headquarters and certain real property located in close proximity to the corporate headquarters in exchange for an amended and restated lease to occupy a reduced portion of the corporate headquarters for a shorter time period.  The amended and restated lease agreement provides for us to occupy approximately 40% of the corporate headquarters complex for a primary term of three years with no rental payments required during the term.  The agreement also provides for a renewal option on approximately half of this space for an additional two years at market rents.

This agreement resulted in a non-cash net charge to SG&A of $12.1 million for the second quarter of 2008.  This net amount consisted of a net loss of $2.8 million related to the assets conveyed to TCC and a $9.3 million charge to reduce a receivable for economic development incentives associated with the corporate headquarters to its net realizable value.  As a result of the amended and restated lease agreement, the minimum lease payments required by the corporate headquarters lease have decreased from $289.7 million at December 31, 2007, to zero.

NOTE 11 – 2006 RESTRUCTURING RESERVE
The balance in the restructuring reserve related to the 2006 restructuring was $1.0 million and $2.9 million at June 30, 2008, and December 31, 2007, respectively.  This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the six months ended June 30, 2008, the amount applied against this reserve was $1.9 million.

NOTE 12 – CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the reduction of approximately 280 of our corporate support staff.  The reserve balance for these separation charges was $0.4 million at June 30, 2008.

NOTE 13 – SHORT-TERM DEBT
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

NOTE 14 – STOCK REPURCHASE PROGRAMS
In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. We did not repurchase any shares of our common stock for the six months ended June 30, 2008, under this plan.  As of June 30, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. To date, we have not repurchased any shares of our common stock under this plan.

NOTE 15 – FAIR VALUE MEASUREMENTS
We adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:
		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap derivative financial instruments (part of other non-current liabilities)	$1.4	--	$1.4	--

Interest rate swap derivative financial instruments (part of other non-current assets)	0.5	--	0.5	--

Sirius Satellite Radio Inc. warrants (part of other current assets)	0.3	--	0.3	--

Our interest rate swap agreements effectively convert a portion of our long-term fixed rate debt to a short-term variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive a fixed rate.  The fair value of these interest rate derivatives is based on quoted prices to settle these swaps from a commercial bank and, therefore, the interest rate derivatives are considered a level 2 item.

In 2006 and 2005, we earned warrants to purchase 2 million and 4 million shares, respectively, of Sirius Satellite Radio Inc. (“Sirius”) stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms and, therefore, the warrants are considered a level 2 item.

NOTE 16 – SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores and kiosks.  The RadioShack segment consists solely of our 4,439 company-operated retail stores, all operating under the RadioShack brand name. The kiosks segment consists of our network of 721 kiosks, primarily located in major shopping malls and Sam’s Club locations.  Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Net sales and operating revenues:
RadioShack company-operated stores	$861.3	$800.9	$1,678.7	$1,649.3
Kiosks	65.5	67.3	134.7	144.6
Other	68.1	66.6	130.5	133.2
	$994.9	$934.8	$1,943.9	$1,927.1

Operating income:
RadioShack company-operated stores (1) (2)	$164.4	$149.5	$315.7	$327.6
Kiosks	(0.3)	3.2	1.5	7.8
Other	11.1	12.0	20.0	20.9
	175.2	164.7	337.2	356.3
Unallocated (3) (4) (5)	(103.9)	(99.8)	(201.7)	(216.8)
Operating income	71.3	64.9	135.5	139.5

Interest income	3.4	6.0	7.0	12.5
Interest expense	(6.7)	(10.7)	(13.8)	(21.3)
Other loss	(0.6)	(0.1)	(2.1)	(1.1)
Income before income taxes	$67.4	$60.1	$126.6	$129.6

(1)	Operating income for the three and six month periods ended June 30, 2008, includes a $5.1 million sales and use tax refund.
(2)	Operating income for the six months ended June 30, 2007, includes a $14.0 million federal excise tax refund.
(3)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

(4)	The three and six month periods ended June 30, 2008, include net charges aggregating $12.1 million associated with our amended lease for our corporate headquarters.
(5)	The six month period ended June 30, 2007, includes a charge of $8.5 million associated with employee separation costs at our corporate headquarters.

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

RESULTS OF OPERATIONS

Overview

Highlights related to the second quarter of 2008 include:

•
Net sales and operating revenues increased $60.1 million, or 6.4%, to $994.9 million when compared with the same prior year period. Comparable store sales increased 6.9%. This increase was driven by the initial strong sales of digital-to-analog television converter boxes, continued strong performance in GPS devices, increased sales in video gaming, prepaid wireless phones and our AT&T post-paid business.

•
Gross margin decreased 110 basis points to 47.2% from the second quarter of 2007.  This decrease was primarily due to increased sales of lower margin products, but was partially offset by improvement in our inventory management.

•
Selling, general and administrative (“SG&A”) expense increased $15.6 million to $375.4 million when compared with the same prior year period. This increase was primarily driven by $12.1 million in charges associated with the amended lease for our corporate headquarters, increased incentive compensation expense at our stores, and a $3.2 million reduction in compensation expense in connection with the modification of our employee vacation policy in the second quarter of 2007. These increases were partially offset by a $5.1 million sales and use tax refund. As a percentage of net sales and operating revenues, SG&A declined 80 basis points to 37.7%.

•	As a result of the factors above, operating income increased $6.4 million, or 9.9%, to $71.3 million when compared with the second quarter of 2007.

•
Net income decreased $5.6 million to $41.4 million when compared with the second quarter of 2007.  This decrease was due to a tax benefit of $10.0 million recorded in the second quarter of 2007, which is further discussed in the Income Tax Provision section below. Net income per diluted share was $0.32 for the second quarter and $0.61 for the first six months of 2008 compared with $0.34 and $0.65, respectively, for the same prior year periods.

•	EBITDA increased $1.9 million to $95.9 million when compared with the same prior year period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

EBITDA	$95.9	$94.0	$185.1	$197.8
Interest expense, net of interest income	(3.3)	(4.7)	(6.8)	(8.8)
Provision for income taxes	(26.0)	(13.1)	(46.4)	(40.1)
Depreciation and amortization	(24.6)	(29.1)	(49.6)	(58.3)
Other loss	(0.6)	(0.1)	(2.1)	(1.1)
Net income	$41.4	$47.0	$80.2	$89.5

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:

	Three Months Ended
	June 30,
(In millions)	2008	2007

RadioShack company-operated stores	$861.3	$800.9
Kiosks	65.5	67.3
Other sales	68.1	66.6
Consolidated net sales and operating revenues	$994.9	$934.8

Consolidated net sales and operating revenues increase (decrease)	6.4%	(15.0%)
Comparable store sales(1) increase (decrease)	6.9%	(8.9%)

	Six Months Ended
	June 30,
(In millions)	2008	2007

RadioShack company-operated stores	$1,678.7	$1,649.3
Kiosks	134.7	144.6
Other sales	130.5	133.2
Consolidated net sales and operating revenues	$1,943.9	$1,927.1

Consolidated net sales and operating revenues increase (decrease)	0.9%	(14.7%)
Comparable store sales(1) increase (decrease)	1.3%	(9.1%)

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales in the second quarter increased 6.4%, or $60.1 million, to $994.9 million compared with $934.8 million in the same prior year period. Consolidated net sales for the first six months of 2008 increased 0.9%, or $16.8 million, to $1,943.9 million compared with $1,927.1 million in the same prior year period. These increases were primarily due to comparable store sales increases of 6.9% and 1.3% for the three and six month periods ended June 30, 2008.  The increase in comparable store sales was driven by increased sales in our wireless and accessory platforms for our RadioShack company-operated stores segment.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment increased $60.4 million or 7.5% in the second quarter and $29.4 million or 1.8% for the first six months of 2008 when compared with the same prior year periods.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) increased 7.8% for the second quarter and 4.2% for the first six months of 2008 when compared with the same prior year periods.  These increases were driven by increased sales of prepaid wireless handsets, GPS products, and AT&T postpaid wireless upgrade activations.  These increases were partially offset by a decrease in our Sprint Nextel postpaid wireless sales, which was the result of the weakening of Sprint Nextel’s wireless business across the market.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) increased 30.3% for the second quarter and 13.2% for the first six months of 2008 when compared with the same prior year periods.  These increases were driven by sales of digital-to-analog television converter boxes within home entertainment accessories and increased sales of video game accessories. The sales of the converter boxes are a result of the transition of full-power television broadcast signals in the United States to stop broadcasting in analog format and to broadcast only in digital format. This transition is scheduled to take place in the first quarter of 2009.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 1.9% for the second quarter and 1.7% for the first six months of 2008 when compared with the same prior year periods.  These decreases were driven primarily by sales declines in toys, satellite radios, and digital music players, but were partially offset by increased sales of video game consoles and digital cameras.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 10.3% for the second quarter and 13.5% for the first six months of 2008 when compared with the same prior year periods.  These decreases were primarily the result of declines in sales of flat panel televisions, DVD players and recorders, and cordless telephones, but were partially offset by increased sales in laptop computers and wireless headphones.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 3.5% for the second quarter and 4.2% for the first six months of 2008 when compared with the same prior year periods. These sales declines were the result of decreased sales of general purpose and certain special purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 0.2% for the second quarter and 0.7% for the first six months of 2008 when compared with the same prior year periods.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) decreased 5.1% for the second quarter and 6.3% for the first six months of 2008 when compared with the same prior year period. Prepaid airtime sales increased; however, this gain was more than offset by decreases in bill payment and service plan revenue.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $1.8 million or 2.7% in the second quarter and $9.9 million or 6.8% for the first six months of 2008 when compared with the same prior year periods. The decrease in kiosk sales is attributable to significant decreases in our Sprint kiosk business, partially offset by increased sales in our Sam’s Club kiosks.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com web site, sales to our Mexican joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities. Other sales increased $1.5 million or 2.3% in the second quarter and decreased $2.7 million or 2.0% for the first six months of 2008 when compared with the same prior year periods.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Gross profit	$469.4	$451.6	$919.0	$946.9
Gross margin	47.2%	48.3%	47.3%	49.1%
Gross profit increase (decrease)	3.9%	(8.9%)	(2.9%)	(7.7%)

Consolidated gross profit and gross margin for the second quarter were $469.4 million and 47.2%, respectively, compared with $451.6 million and 48.3% in the second quarter of last year. This resulted in a 3.9% increase in gross profit dollars year over year, which was driven primarily by sales of digital-to-analog television converter boxes. Our gross margin decreased 110 basis points. This decrease was primarily driven by a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business and increased sales of lower margin products such as digital-to-analog television converter boxes and video gaming. These factors contributing to our lower gross margin were partially offset by improvement in our inventory management.

Consolidated gross profit and gross margin for the first six months of 2008 were $919.0 million and 47.3%, respectively, compared with $946.9 million and 49.1% in the same prior year period. This resulted in a 2.9% decrease in gross profit dollars year over year and a 180 basis point decrease in our gross margin.  This decrease in gross margin was primarily due to aggressive pricing required in our wireless platform to respond to a more competitive market environment in the first quarter, a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business, and increased sales of lower margin products.  In addition, a $14.0 million refund of federal telecommunications excise taxes recorded in the first quarter of 2007 favorably increased our prior year gross margin by 70 basis points. See Note 8 – “Federal Excise Tax” of the consolidated financial statements for a discussion of the impact of the federal telecommunications excise tax.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

SG&A	$375.4	$359.8	$737.8	$753.4
% of net sales and operating revenues	37.7%	38.5%	38.0%	39.1%
SG&A increase (decrease)	4.3%	(22.2%)	(2.1%)	(19.1%)

Consolidated SG&A expense increased 4.3% or $15.6 million for the second quarter and decreased 2.1% or $15.6 million for the first six months of 2008 when compared with the same prior year periods. This represents 80 and 110 basis point decreases as a percentage of net sales and operating revenues for the same prior year three and six month periods, respectively.

The increase in SG&A for the second quarter was primarily due to increased incentive compensation expense at our stores, increased professional fees, and the charges associated with the amended lease for our corporate headquarters discussed below. These increases were partially offset by a $5.1 million sales and use tax refund. In addition, the second quarter of 2007 included a $3.2 million reduction in compensation expense in connection with the modification of our employee vacation policy.

The SG&A decline for the first six months of 2008 when compared with the same prior year period was primarily attributable to a decrease in compensation and associated payroll taxes in the first quarter of 2008 compared with the first quarter of 2007. This decrease was a result of reductions in our corporate and store personnel and better management of store labor hours. Additionally, the first quarter of 2007 includes an $8.5 million charge recorded for employee separation charges.  This decrease was partially offset by the increases in SG&A for the second quarter and an increase in television and print advertising costs in the first quarter of 2008 compared with the first quarter of 2007.

Corporate Headquarters’s Amended Lease

On June 25, 2008, Tarrant County College District (“TCC”) announced that it had purchased from Kan Am Grund Kapitalanlagegesellschaft mbH (“Kan Am”) the buildings and real property comprising our corporate headquarters in Fort Worth, Texas, which we had previously sold to Kan Am and then leased for a period of 20 years in a sale and lease-back transaction in December 2005.

In connection with the above sale to TCC, we entered into an agreement with TCC to convey certain personal property located in the corporate headquarters and certain real property located in close proximity to the corporate headquarters in exchange for an amended and restated lease to occupy a reduced portion of the corporate headquarters for a shorter time period. The amended and restated lease agreement provides for us to occupy approximately 40% of the corporate headquarters complex for a primary term of three years with no rental payments required during the term.  The agreement also provides for a renewal option on approximately half of this space for an additional two years at market rents.

This agreement resulted in a non-cash net charge to SG&A of $12.1 million for the second quarter of 2008.  This net amount consisted of a net loss of $2.8 million related to the assets conveyed to TCC and a $9.3 million charge to reduce a receivable for economic development incentives associated with the corporate headquarters to its net realizable value.

Depreciation and Amortization

Consolidated depreciation and amortization was $24.6 million for the second quarter and $49.6 million for the first six months of 2008 compared with $29.1 million and $58.3 million, respectively, in the same prior year periods.    The declines in depreciation and amortization were primarily due to our reduced capital expenditures during 2006 and 2007. Depreciation and amortization classified as cost of products sold on the consolidated statements of income include $2.5 million for the second quarter and $5.1 million for the first six months of 2008 compared with $2.7 million and $5.4 million, respectively, in the same prior year periods.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $3.3 million for the second quarter and $6.8 million for the first six months of 2008 compared with $4.7 million and $8.8 million, respectively, for the same prior year periods.

Interest expense decreased $4.0 million in the second quarter and $7.5 million for the first six months of 2008 when compared with the same prior year periods.  These decreases were primarily due to less debt outstanding during 2008 and lower variable rates on our interest rate swaps.

Interest income decreased $2.6 million in the second quarter and $5.5 million for the first six months of 2008 when compared with the same prior year periods. These decreases were primarily due to a lower interest rate environment in 2008. Additionally, we recorded interest income related to the federal telecommunications excise tax refund of $0.5 million in the first quarter of 2008 and $1.4 million in the same prior year period.

Other Loss

For the second quarter we recognized an unrealized loss of $0.6 million related to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants as a result of our mark-to-market of these warrants. We recorded an unrealized loss of $2.1 million for the first six months of 2008 also related to these warrants. At June 30, 2008, the fair value of these warrants was $0.3 million, which represents our remaining downside exposure.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 38.6% for the second quarter and 36.7% for the first six months of 2008 compared with 21.8% and 30.9%, respectively, for the same prior year periods.

The effective tax rates for the three and six month periods ended June 30, 2007, were impacted by the net reversal of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest.  Refer to Note 7 – “Income Taxes” of the consolidated financial statements for additional information.  This $10.0 million net reversal decreased our effective tax rate by 16.6 and 7.8 percentage points for the three and six month periods ended June 30, 2007, respectively.

The effective rate for the first six months of 2008 was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item. This discrete item lowered the effective tax rate by 2.3 percentage points.

Recently Issued Accounting Pronouncements

Refer to Note 4 – “Recently Issued Accounting Pronouncements” of the consolidated financial statements.

RadioShack Retail Outlets

The table below shows our retail locations allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets at the following dates.

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008	2008	2007	2007	2007
RadioShack company- operated stores (1)	4,439	4,430	4,447	4,446	4,443
Kiosks (2)	721	739	739	751	752
Dealer and other outlets (3)	1,444	1,468	1,484	1,506	1,551
Total number of retail locations	6,604	6,637	6,670	6,703	6,746

(1)
During the past four quarters, we closed four RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline was due primarily to our decision not to renew leases on locations that failed to meet our financial return goals.

(2)
Kiosks, which include Sprint-branded and Sam’s Club kiosks, decreased by 31 locations during the past four quarters. As of June 30, 2008, Sam’s Club had the unconditional right to assume the operation of up to 125 kiosk locations based on contractual rights. No kiosk operations were unilaterally assumed by Sam’s Club during 2007 or 2008 to date.

(3)
During the past four quarters, our dealer and other outlets decreased by 107 locations, net of new openings.  This decline was due to the closure of smaller outlets and conversion of dealers to RadioShack company-operated stores.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash provided by operating activities for the first six months of 2008 was $121.1 million compared with $154.2 million for the same prior year period. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $149.3 million and $143.8 million for the first six months of 2008 and 2007, respectively. Cash used in working capital components was $28.2 million in the first six months of 2008 compared with cash provided by working capital components of $10.4 million in the same prior year period.

Cash used in investing activities was $24.1 million for the first six months of 2008 compared with $18.8 million for the same prior year period. This increase was primarily the result of increased capital spending during 2008.  Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2008 will range from $80 million to $100 million. RadioShack company-operated store remodels and relocations, as well as information systems updates, will account for the majority of our anticipated 2008 capital expenditures.

Cash used in financing activities was $28.9 million for the first six months of 2008 compared with cash provided by financing activities of $23.0 million for the same prior year period. We did not repurchase any shares of our common stock or receive proceeds from the exercise of stock options during the first six months of 2008, while we used cash of $46.5 million to repurchase our common stock and received proceeds from the exercise of stock options of $77.1 million during same prior year period.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $95.7 million for the first six months of 2008 compared with $132.3 million during the same prior year period. This decrease in 2008 was primarily driven by our decrease in net cash provided by operating activities and, to a lesser extent, increased capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $121.1 million for the first six months of 2008 compared with $154.2 million for the same prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended		Year Ended
	June 30,		December 31,
(In millions)	2008	2007	2007

Net cash provided by operating activities	$121.1	$154.2	$379.0
Less:
Additions to property, plant and equipment	25.4	21.9	45.3
Dividends paid	--	--	32.8
Free cash flow	$95.7	$132.3	$300.9

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. We did not repurchase any shares of our common stock for the six months ended June 30, 2008, under this plan.  As of June 30, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. To date, we have not repurchased any shares of our common stock under this plan.

Capital Resources

We believe that cash flows from operations and available cash and cash equivalents will be sufficient to finance our operations and fund our capital expenditures.  Additionally, our revolving credit facilities are available for additional working capital needs or investment opportunities.  As of June 30, 2008, we had $577.8 million in cash and cash equivalents and $625 million available under our revolving credit facilities.

Debt Ratings

Our credit ratings and outlooks at July 15, 2008, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the calendar year ended December 31, 2007:

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Negative
Moody's	Ba1	Stable
Fitch	BB	Negative

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

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	June 30,		December 31,		June 30,
	2008		2007		2007
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$32.3	2.6%	$61.2	5.2%	$192.7	14.3%
Long-term debt	349.0	28.2	348.2	29.5	340.1	25.3
Total debt	381.3	30.8	409.4	34.7	532.8	39.6
Stockholders’ equity	856.6	69.2	769.7	65.3	811.2	60.4
Total capitalization	$1,237.9	100.0%	$1,179.1	100.0%	$1,344.0	100.0%

Our debt-to-total capitalization ratio on June 30, 2008, decreased from June 30, 2007, due primarily to the payment of our $150.0 million ten-year note in September 2007 and an increase in stockholders’ equity.

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

Commitments and Contingent Liabilities

At June 30, 2008, we had $47.0 million and $16.2 million of unrecognized tax benefits and related accrued interest, respectively, recognized as long-term liabilities.  We are uncertain as to how much, if any, of these contingent liabilities may ultimately be settled in cash.

As a result of the amended and restated lease agreement, the minimum lease payments required by the corporate headquarters lease have decreased from $289.7 million at December 31, 2007, to zero.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2008, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily our interest rate swaps on previously issued debt and warrants we earned to acquire the common stock of Sirius.  We have not entered into any new financial derivative instruments during 2008. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at June 30, 2008, of $395.7 million, consisting of fluctuating short-term investments, which are classified as interest-bearing cash and cash equivalents on the balance sheet of $545.7 million, and offset by $150.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating rate net exposure would result in a decrease in annual net interest expense of $4.0 million. This hypothesis assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we have earned to purchase six million shares of Sirius stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms.  We recognized unrealized losses of $0.6 million in the second quarter and $2.1 million in the first six months of 2008 as a result of our mark to market of these warrants.  At June 30, 2008, the fair value of these warrants was $0.3 million, which represents our remaining downside exposure.

The fair value of our fixed rate long-term debt is sensitive to interest rate changes, which would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Regarding the fair value of our fixed rate debt, changes in interest rates have no material impact on our consolidated financial statements.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
April 1 – 30, 2008	--	$--	--	$1,390,147
May 1 – 31, 2008	--	$--	--	$1,390,147
June 1 – 30, 2008	--	$--	--	$1,390,147
Total	--		--

(1)
RadioShack announced a $250 million share repurchase program on March 16, 2005, which has no stated expiration date. No shares were repurchased under this plan during the first six months of 2008.  As of June 30, 2008, there was $1.4 million available for share repurchases under the $250 million share repurchase program.

(2)	RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. No shares were repurchased under this plan during the first six months of 2008.
(3)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	We held our Annual Meeting of Stockholders on May 15, 2008.
b)	(1)
At the meeting, stockholders elected the nine directors listed below to serve for the ensuing year.  Out of the 131,365,592 eligible votes, 106,687,425 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. In the case of directors, abstentions are treated as votes withheld and are included in the table.

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Frank J. Belatti	103,926,416	2,761,011
Julian C. Day	102,763,238	3,924,189
Robert S. Falcone	103,872,544	2,814,883
Daniel R. Feehan	102,879,123	3,808,304
Richard J. Hernandez	103,856,872	2,830,554
H. Eugene Lockhart	101,609,706	5,077,721
Jack L. Messman	101,672,144	5,015,283
Thomas G. Plaskett	101,554,427	5,133,000
Edwina D. Woodbury	103,844,988	2,842,439

(2)	The stockholders also voted on two additional items at the meeting. The following table shows the vote tabulation for the shares represented at the meeting:

PROPOSAL	VOTES FOR	VOTES AGAINST	ABSTAIN	BROKER NON-VOTES

Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2008.	104,499,598	1,116,316	1,071,508	--

Shareholder proposal regarding majority vote standard.	98,769,471	4,100,238	3,817,713	--

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

RadioShack Corporation
(Registrant)

Date: July 24, 2008	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: July 24, 2008	By:	/s/	James F. Gooch
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