Form 10-Q
period 2008-09-30
RADIOSHACK CORP
filed 2008-10-23
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 15, 2008 was 125,071,795.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X	Accelerated filer	_
Non-accelerated filer	_	Smaller reporting company	_

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales and operating revenues	$1,021.9	$960.3	$2,965.8	$2,887.4
Cost of products sold (includes depreciation amounts of $3.0 million, $2.2 million, $8.1 million, and $7.6 million, respectively)	544.5	492.6	1,569.4	1,472.8
Gross profit	477.4	467.7	1,396.4	1,414.6

Operating expenses:
Selling, general and administrative	370.4	363.9	1,108.2	1,117.3
Depreciation and amortization	21.6	25.6	66.1	78.5
Impairment of long-lived assets	0.6	1.0	1.8	2.1
Total operating expenses	392.6	390.5	1,176.1	1,197.9

Operating income	84.8	77.2	220.3	216.7

Interest income	3.9	5.3	10.9	17.8
Interest expense	(7.4)	(9.7)	(21.2)	(31.0)
Other (loss) income	(0.1)	2.4	(2.2)	1.3

Income before income taxes	81.2	75.2	207.8	204.8
Income tax provision	31.0	28.9	77.4	69.0

Net income	$50.2	$46.3	$130.4	$135.8

Net income per share (see Note 2):

Basic	$0.39	$0.34	$1.00	$1.00

Diluted	$0.39	$0.34	$1.00	$0.99

Shares used in computing net income per share:

Basic	128.4	134.5	130.3	135.8

Diluted	128.8	135.9	130.4	137.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
(In millions, except for share amounts)	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$824.1	$509.7	$416.7
Accounts and notes receivable, net	192.1	256.0	198.2
Inventories	681.2	705.4	693.5
Other current assets	116.8	95.7	130.7
Total current assets	1,814.2	1,566.8	1,439.1

Property, plant and equipment, net	278.6	317.1	330.2
Other assets, net	153.2	105.7	104.3
Total assets	$2,246.0	$1,989.6	$1,873.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$35.9	$61.2	$38.6
Accounts payable	248.2	257.6	308.7
Accrued expenses and other current liabilities	330.8	393.5	331.3
Income taxes payable	20.7	35.7	16.7
Total current liabilities	635.6	748.0	695.3

Long-term debt, excluding current maturities	725.9	348.2	344.0
Other non-current liabilities	99.1	123.7	132.7
Total liabilities	1,460.6	1,219.9	1,172.0

Commitments and contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	103.7	108.4	105.4
Retained earnings	2,122.5	1,992.1	1,923.8
Treasury stock, at cost; 65,961,000, 59,940,000 and 59,946,000 shares, respectively	(1,626.3)	(1,516.5)	(1,516.7)
Accumulated other comprehensive loss	(5.5)	(5.3)	(1.9)
Total stockholders’ equity	785.4	769.7	701.6
Total liabilities and stockholders’ equity	$2,246.0	$1,989.6	$1,873.6

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$130.4	$135.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.2	86.1
Impairment of long-lived assets	1.8	2.1
Stock option compensation	7.9	7.0
Net change in liability for unrecognized tax benefits	3.7	(10.4)
Deferred income taxes	0.6	--
Other non-cash items	10.1	(3.3)
Provision for credit losses and bad debts	0.4	0.1
Changes in operating assets and liabilities:
Accounts and notes receivable	64.7	50.2
Inventories	8.3	58.6
Other current assets	(8.5)	(4.1)
Accounts payable, accrued expenses, income taxes payable and other	(118.3)	(56.9)
Net cash provided by operating activities	175.3	265.2

Cash flows from investing activities:
Additions to property, plant and equipment	(45.0)	(34.6)
Proceeds from sale of property, plant and equipment	0.5	1.4
Other investing activities	1.0	1.9
Net cash used in investing activities	(43.5)	(31.3)

Cash flows from financing activities:
Purchases of treasury stock	(111.4)	(208.5)
Issuance of convertible notes	375.0	--
Convertible notes issuance costs	(9.4)	--
Purchase of convertible notes hedges	(86.3)	--
Sale of common stock warrants	39.9	--
Proceeds from exercise of stock options	--	81.2
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(20.2)	(11.9)
Repayments of borrowings	(5.0)	(150.0)
Net cash provided by (used in) financing activities	182.6	(289.2)

Net increase (decrease) in cash and cash equivalents	314.4	(55.3)
Cash and cash equivalents, beginning of period	509.7	472.0
Cash and cash equivalents, end of period	$824.1	$416.7

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2008 and 2007, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income	$50.2	$46.3	$130.4	$135.8

Denominator:
Weighted average shares	128.4	134.5	130.3	135.8
Incremental common shares attributable to stock option plans	0.4	1.4	0.1	1.5
Weighted average shares for diluted net income per share	128.8	135.9	130.4	137.3

Basic net income per share	$0.39	$0.34	$1.00	$1.00

Diluted net income per share	$0.39	$0.34	$1.00	$0.99

During the three and nine month periods ended September 30, 2008, approximately 9.9 million options and 15.5 million warrants to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods.  Approximately 15.5 million shares that underlie our convertible debt instruments were also excluded from the calculation of diluted net income per share because the conversion price exceeded the average market price of our common stock during the periods. These securities could be dilutive in future periods.

During the three and nine month periods ended September 30, 2007, approximately 9.5 million options to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods.

NOTE 3 – COMPREHENSIVE INCOME
Comprehensive income for the three months ended September 30, 2008 and 2007, was $50.2 million and $46.3 million, respectively. Comprehensive income for the nine months ended September 30, 2008 and 2007, was $130.2 million and $135.5 million, respectively.  In addition to net income in 2008 and 2007, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” This staff position will require us to separately account for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This staff position will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. This staff position will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt it in our first quarter of 2009. The staff position does not permit early application and requires retrospective application to all periods presented. See Note 13 – “Borrowings” for further discussion of the effects of this staff position on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This staff position became effective upon issuance, including prior periods for which financial statements have not been issued. We have adopted this staff position for the consolidated financial statements contained within this Form 10-Q. The adoption did not result in a material impact to the consolidated financial statements.

NOTE 5 – LITIGATION
On October 10, 2008, the Los Angeles County Superior Court granted RadioShack's Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  The action, which involves allegations that RadioShack violated California's wage and hour laws relating to meal periods, was originally certified as a class action on February 8, 2006.  RadioShack's Motion for Decertification of the class initially was denied on August 29, 2007.  However, after the California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, RadioShack again sought class decertification.  The court granted RadioShack’s Motion for Class Decertification based on the California Appellate Court’s decision in Brinker.  It is likely that the plaintiffs in Brookler will appeal this ruling. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

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

NOTE 6 – ASSIGNED LEASE OBLIGATIONS
We have retail leases for locations that were assigned to other businesses. The majority of these lease obligations arose from leases assigned to CompUSA, Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

On February 27, 2007, CompUSA announced a comprehensive realignment strategy to improve its financial status. According to their press release, the realignment included a $440 million cash infusion, closure of 126 stores, major expense reductions and a corporate restructuring.  A portion of the 126 store closures represents locations where we may be liable for the rent payments on the underlying lease.  We have received notices from eighteen lessors seeking payment from us as a result of CompUSA being in default for non-payment of rent.  CompUSA reported on December 7, 2007, that they were acquired by the Gordon Brothers Group.  CompUSA stores ceased operations in January 2008.  To date, we have been named as defendants in a total of nine lawsuits from lessors seeking payment from us.

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

We had unrecognized tax benefits of $48.0 million and $45.6 million at September 30, 2008, and December 31, 2007, respectively. The amounts of unrecognized tax benefits, if recognized, that would affect our effective tax rate are $34.7 million and $32.8 million at September 30, 2008, and December 31, 2007, respectively.

We recognize interest and penalties related to these unrecognized tax benefits in the income tax provision. During the three and nine month periods ended September 30, 2008, we accrued approximately $1.1 million and $3.5 million, respectively, in interest associated with unrecognized tax benefits. Additionally, we had approximately

$17.2 million and $14.8 million accrued at September 30, 2008, and December 31, 2007, respectively, for interest associated with unrecognized tax benefits. We expect that our unrecognized tax benefits could decrease up to $10 million over the next 12 months due to both the expiration of the statute of limitations for certain jurisdictions as well as the completion of tax audits and expected related settlements.

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the net reversal of approximately $10.0 million, which consisted of $7.7 million of unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets.  As a result of recognizing the $10.0 million reversal, our effective tax rate was 33.7% for the nine months ended September 30, 2007.  This $10.0 million decreased our effective tax rate by 4.9 percentage points for the nine months ended September 30, 2007.

NOTE 8 – FEDERAL EXCISE TAX
In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. For the year ended December 31, 2007, we determined we were entitled to refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes recorded in the first and fourth quarters of 2007, respectively, and interest income of $2.6 million. In the first quarter of 2007, we recorded a $14.0 million reduction to cost of products sold, which was where the excise taxes were originally recorded.  We recorded interest income of $0.5 million and $1.4 million for the first nine months of 2008 and 2007, respectively.

NOTE 9 – IMPAIRMENT OF LONG-LIVED ASSETS
For the three and nine month periods ended September 30, 2008, we recorded $0.6 million and $1.8 million in impairment charges primarily for long-lived assets relating to our Sprint kiosks and company-operated stores. For the three and nine month periods ended September 30, 2007, we recorded $1.0 million and $2.1 million in impairment charges primarily for long-lived assets relating to our company-operated stores. The impairment losses represent the amounts by which the carrying values of the assets exceeded their estimated fair values.

NOTE 10 – CORPORATE HEADQUARTERS’ AMENDED LEASE
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

NOTE 11 – 2006 RESTRUCTURING RESERVE
The balance in the restructuring reserve related to the 2006 restructuring was $0.8 million and $2.9 million at September 30, 2008, and December 31, 2007, respectively.  This reserve represents the expected costs to be paid in connection with the remaining severance and real estate lease obligations. During the nine months ended September 30, 2008, the cash payments applied against this reserve were $2.1 million.

NOTE 12 – CORPORATE AND FIELD HEADCOUNT REDUCTION
During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the reduction of approximately 280 of our corporate support staff.  The reserve balance for these separation charges was $0.2 million at September 30, 2008.

NOTE 13 – BORROWINGS

Convertible Notes

In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “Convertible Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. The Convertible Notes were issued at par and bear interest at a rate of 2.50% per annum. Interest is payable semiannually, in arrears, on February 1 and August 1 beginning February 1, 2009.

Each $1,000 of principal of the Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on the net settlement basis described above only if one of the following conditions occurs:
•
During any calendar quarter, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter;

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date;

•	If we make specified distributions to holders of our common stock or specified corporate transactions occur; or
•	At any time from May 1, 2013, until the close of business on July 29, 2013.

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of September 30, 2008, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

Debt issuance costs of $9.4 million were originally capitalized and are being amortized to interest expense over the term of the Convertible Notes. Unamortized debt issuance costs were $9.2 million at September 30, 2008.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the Convertible Notes to $36.60 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 14, “Stockholders’ Equity,” for more information on the Call Spread Transactions.

Because the principal amount of the Convertible Notes will be settled in cash upon conversion, the Convertible Notes will only impact diluted earnings per share when the price of our common stock exceeds the conversion price (initially $24.25 per share). We will include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method.

As discussed in Note 4, in May 2008 the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” The staff position will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The staff position will be effective for fiscal years beginning after December 15, 2008. On January 1, 2009, as a result of adopting this staff position, we will record an adjustment to reduce the carrying value of the debt and increase additional paid-in capital by $73 million. Due to the accretion of the resulting discount on the debt, we will recognize additional interest expense of $14 million for the year ended December 31, 2009.

For federal income tax purposes, the issuance of the Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes. We have therefore recorded an adjustment to increase our deferred tax assets and additional paid-in capital by $33.5 million for these future tax deductions. When we adopt FASB Staff Position No. APB 14-1 in the first quarter of 2009, this deferred tax asset will be substantially reduced because the increased interest expense recognized for book purposes will more closely align with the above tax treatment.

Long-Term Notes

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

NOTE 14 – STOCKHOLDERS’ EQUITY

Call Spread Transactions

In connection with the issuance of the 2013 Convertible Notes (see Note 13, "Borrowings"), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with two financial institutions to reduce the potential dilution upon conversion of the Convertible Notes.

Under the terms of the convertible note hedge arrangements (the “Convertible Note Hedges”), we paid $86.3 million for a forward purchase option contract under which we are entitled to purchase a fixed number of shares of our common stock at a price per share of $24.25. In the event of the conversion of the Convertible Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of common shares issued under the Convertible Notes, a number of common shares equal to the common shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow us to elect cash or share settlement based on the settlement option we choose in settling the conversion feature of the Convertible Notes. The Convertible Note Hedges expire on August 1, 2013.

Also concurrent with the issuance of the 2013 Convertible Notes, we sold warrants (the “Warrants”) permitting the purchasers to acquire shares of our common stock. The Warrants are currently exercisable for 15.5 million shares of RadioShack common stock at a current exercise price of $36.60 per share. We received $39.9 million in proceeds for the sale of the Warrants. The Warrants may be settled at various dates in November 2013 through March 2014. The warrants provide for net share settlement. In no event shall we be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of warrants.

We determined that the Convertible Note Hedges and Warrants meet the requirements of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," and other relevant literature, and therefore are classified as equity transactions. As a result, we recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in capital and the proceeds of the Warrants as an increase to additional paid-in capital in the Consolidated Balance Sheets, and we will not recognize subsequent changes in the fair value of the agreements in the financial statements.

In accordance with SFAS 128, the Warrants will have no impact on diluted net income per share until our common stock price exceeds the per share strike price of $36.60 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are anti-dilutive and, therefore, will have no impact on diluted net income per share.

Stock Repurchase Programs

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. For the three and nine month periods ended September 30, 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this plan. As of September 30, 2008, there were no further share repurchases authorized under this plan.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of September 30, 2008, there was $90.0 million available for share repurchases under this plan.

NOTE 15 – FAIR VALUE MEASUREMENTS
We adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, for our financial assets and financial liabilities. SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  SFAS 157 discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:
		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap derivative financial instruments (part of other non-current liabilities)	$0.6	--	$0.6	--

Interest rate swap derivative financial instruments (part of other non-current assets)	0.6	--	0.6	--

Sirius Satellite Radio Inc. warrants (part of other current assets)	0.2	--	0.2	--

Our interest rate swap agreements effectively convert a portion of our long-term fixed rate debt to a short-term variable rate. Under these agreements, we pay a variable rate of LIBOR plus a markup and receive a fixed rate.  The fair value of these interest rate derivatives is based on quotes to offset these swaps from a commercial bank that was ready to transact and, therefore, the interest rate derivatives are considered a level 2 item.

In 2006 and 2005, we earned warrants to purchase 2 million and 4 million shares, respectively, of Sirius Satellite Radio Inc. (“Sirius”) stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms and, therefore, the warrants are considered a level 2 item.

NOTE 16 – SEGMENT REPORTING
We have two reportable segments, RadioShack company-operated stores and kiosks.  The RadioShack segment consists solely of our 4,435 company-operated retail stores, all operating under the RadioShack brand name. The kiosks segment consists of our network of 685 kiosks, primarily located in major shopping malls and Sam’s Club locations.  Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Net sales and operating revenues:
RadioShack company-operated stores	$869.4	$804.9	$2,548.1	$2,454.2
Kiosks	69.5	71.3	204.2	215.9
Other	83.0	84.1	213.5	217.3
	$1,021.9	$960.3	$2,965.8	$2,887.4

Operating income:
RadioShack company-operated stores (1) (2) (3) (4)	$176.4	$165.2	$492.1	$492.8
Kiosks	2.4	2.9	3.9	10.7
Other	11.5	15.2	31.5	36.1
	190.3	183.3	527.5	539.6
Unallocated (5) (6) (7)	(105.5)	(106.1)	(307.2)	(322.9)
Operating income	84.8	77.2	220.3	216.7

Interest income	3.9	5.3	10.9	17.8
Interest expense	(7.4)	(9.7)	(21.2)	(31.0)
Other (loss) income	(0.1)	2.4	(2.2)	1.3
Income before income taxes	$81.2	$75.2	$207.8	$204.8

(1)	Operating income for the three and nine month periods ended September 30, 2008, include $11.1 million in deferred revenue.
(2)	Operating income for the nine months ended September 30, 2008, includes a $5.1 million sales and use tax refund.
(3)	Operating income for the nine months ended September 30, 2007, includes a $14.0 million federal excise tax refund.
(4)
Operating income for the three and nine month periods ended September 30, 2007, includes accrued vacation reductions of $4.4 million and $8.3 million, respectively, in connection with the modification of our employee vacation policy.

(5)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

(6)	Unallocated operating income for the nine months ended September 30, 2008, includes net charges aggregating $12.1 million associated with our amended lease for our corporate headquarters.
(7)	Unallocated operating income for the nine months ended September 30, 2007, includes a charge of $8.5 million associated with employee separation costs at our corporate headquarters.

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

RESULTS OF OPERATIONS

Overview

Highlights related to the third quarter of 2008 include:

•
Net sales and operating revenues increased $61.6 million, or 6.4%, to $1,021.9 million when compared with the same prior year period. Comparable store sales increased 7.7%. This increase was driven by increased sales of digital-to-analog television converter boxes, AT&T postpaid wireless sales, video gaming, GPS devices and laptop computers, but was largely offset by declines in the disappointing Sprint Nextel postpaid wireless business.

•
Gross margin decreased 200 basis points to 46.7% from the third quarter of 2007.  This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, video gaming products, laptop computers, and GPS units, as well as a continued shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business.

•
Selling, general and administrative (“SG&A”) expense increased $6.5 million to $370.4 million when compared with the same prior year period. This increase was primarily driven by increased incentive compensation expense at our stores. Also, in the third quarter of 2007 we recorded a $5.9 million reduction in compensation expense in connection with the modification of our employee vacation policy. As a percentage of net sales and operating revenues, SG&A declined 170 basis points to 36.2%.

•	As a result of the factors above, operating income increased $7.6 million, or 9.8%, to $84.8 million when compared with the third quarter of 2007.

•
Net income increased $3.9 million to $50.2 million when compared with the third quarter of 2007.  Net income per diluted share was $0.39 for the third quarter and $1.00 for the first nine months of 2008 compared with $0.34 and $0.99, respectively, for the same prior year periods.

•	EBITDA increased $4.4 million to $109.4 million when compared with the same prior year period.

EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and other income. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs. The following table is a reconciliation of EBITDA to net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
EBITDA	$109.4	$105.0	$294.5	$302.8

Interest expense, net of interest income	(3.5)	(4.4)	(10.3)	(13.2)
Provision for income taxes	(31.0)	(28.9)	(77.4)	(69.0)
Depreciation and amortization	(24.6)	(27.8)	(74.2)	(86.1)
Other (loss) income	(0.1)	2.4	(2.2)	1.3
Net income	$50.2	$46.3	$130.4	$135.8

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:
	Three Months Ended
	September 30,
(In millions)	2008	2007

RadioShack company-operated stores	$869.4	$804.9
Kiosks	69.5	71.3
Other sales	83.0	84.1
Consolidated net sales and operating revenues	$1,021.9	$960.3

Consolidated net sales and operating revenues increase (decrease)	6.4%	(9.4%)
Comparable store sales(1) increase (decrease)	7.7%	(8.6%)

	Nine Months Ended
	September 30,
(In millions)	2008	2007

RadioShack company-operated stores	$2,548.1	$2,454.2
Kiosks	204.2	215.9
Other sales	213.5	217.3
Consolidated net sales and operating revenues	$2,965.8	$2,887.4

Consolidated net sales and operating revenues increase (decrease)	2.7%	(13.0%)
Comparable store sales(1) increase (decrease)	3.4%	(8.9%)

(1)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales in the third quarter increased 6.4%, or $61.6 million, to $1,021.9 million compared with $960.3 million in the same prior year period. Consolidated net sales for the first nine months of 2008 increased 2.7%, or $78.4 million, to $2,965.8 million compared with $2,887.4 million in the same prior year period. These increases were primarily due to comparable store sales increases of 7.7% and 3.4% for the three and nine month periods ended September 30, 2008.  The increase in comparable store sales was driven primarily by increased sales in the accessory platform for our RadioShack company-operated stores segment.

RadioShack Company-Operated Stores Segment

Sales for the RadioShack company-operated store segment increased $64.5 million or 8.0% in the third quarter and $93.9 million or 3.8% for the first nine months of 2008 when compared with the same prior year periods.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 0.8% for the third quarter and increased 2.5% for the first nine months of 2008 when compared with the same prior year periods.  While we have recorded sales gains in our AT&T postpaid wireless business, GPS products, and prepaid wireless handsets, these gains were more than offset by declines in the disappointing Sprint Nextel postpaid wireless business.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) increased 35.5% for the third quarter and 20.5% for the first nine months of 2008 when compared with the same prior year periods.  These increases continue to be driven by sales of digital-to-analog television converter boxes within our home entertainment accessories. The sales of the converter boxes are a result of the transition of full-power television broadcast signals in the United States to no longer broadcast in analog format and to broadcast only in digital format. This transition is scheduled to take place in the first quarter of 2009. We also experienced sales gains in video game accessories in the third quarter and in the first nine months of 2008.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 8.8% for the third quarter and 11.9% for the first nine months of 2008 when compared with the same prior year periods.  These decreases were primarily the result of declines in sales of flat panel televisions, DVD players and recorders, and cordless telephones, but were partially offset by increased sales in laptop computers.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 8.1% for the third quarter and 3.7% for the first nine months of 2008 when compared with the same prior year periods.  These decreases were driven primarily by sales declines in toys and digital music players, but were partially offset by increased sales of video game consoles.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 0.7% for the third quarter and decreased 2.9% for the first nine months of 2008 when compared with the same prior year periods. These sales declines were primarily the result of decreased sales of certain special purpose batteries, plus a decline in general purpose battery sales in previous quarters.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) increased 0.5% for the third quarter and decreased 0.2% for the first nine months of 2008 when compared with the same prior year periods.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) increased 4.9% for the third quarter and decreased 2.8% for the first nine months of 2008 when compared with the same prior year period. The increase in the third quarter was primarily driven by increased sales of extended service plans.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $1.8 million or 2.5% in the third quarter and $11.7 million or 5.4% for the first nine months of 2008 when compared with the same prior year periods. The decrease in kiosk sales is attributable to significant decreases in our Sprint kiosk business, partially offset by increased sales in our Sam’s Club kiosks.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com web site, sales to our Mexican joint venture, sales to commercial customers, outside sales of our global sourcing operations and manufacturing facilities. Other sales decreased $1.1 million or 1.3% in the third quarter and $3.8 million or 1.7% for the first nine months of 2008 when compared with the same prior year periods.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

Gross profit	$477.4	$467.7	$1,396.4	$1,414.6
Gross margin	46.7%	48.7%	47.1%	49.0%
Gross profit increase (decrease)	2.1%	1.1%	(1.3%)	(5.0%)

Consolidated gross profit and gross margin for the third quarter were $477.4 million and 46.7%, respectively, compared with $467.7 million and 48.7% in the third quarter of last year. This resulted in a 2.1% increase in gross profit dollars year over year, which was driven primarily by sales of digital-to-analog television converter boxes. Our gross margin decreased 200 basis points. This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, video gaming products, laptop computers, and GPS units, as well as a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business. This decrease in gross margin was partially offset by $12.2 million in deferred revenue that favorably impacted gross profit.

Consolidated gross profit and gross margin for the first nine months of 2008 were $1,396.4 million and 47.1%, respectively, compared with $1,414.6 million and 49.0% in the same prior year period. This resulted in a 1.3% decrease in gross profit dollars year over year and a 190 basis point decrease in our gross margin.  In addition to the reasons discussed above, our year-to-date decrease in gross margin was also due to aggressive pricing required in our wireless platform to respond to a more competitive market environment in the first quarter and a $14.0 million refund of federal telecommunications excise taxes recorded in the first quarter of 2007, which favorably increased our prior year gross margin by 50 basis points. See Note 8 – “Federal Excise Tax” in Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of the impact of the federal telecommunications excise tax.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

SG&A	$370.4	$363.9	$1,108.2	$1,117.3
% of net sales and operating revenues	36.2%	37.9%	37.4%	38.7%
SG&A increase (decrease)	1.8%	(13.1%)	(0.8%)	(17.2%)

Consolidated SG&A expense increased 1.8% or $6.5 million for the third quarter and decreased 0.8% or $9.1 million for the first nine months of 2008 when compared with the same prior year periods. This represents 170 and 130 basis point decreases as a percentage of net sales and operating revenues for the same prior year three and nine month periods, respectively.

The increase in SG&A for the third quarter was primarily due to increased incentive compensation expense at our stores. In addition, the third quarter of 2007 included a $5.9 million reduction in compensation expense in connection with the modification of our employee vacation policy.

The SG&A decline for the first nine months of 2008 when compared with the same prior year period was primarily attributable to a decrease in compensation and associated payroll taxes in the first quarter of 2008 compared with the first quarter of 2007. The decrease in the first quarter was a result of reductions in our corporate and store personnel and better management of store labor hours. Additionally, the first quarter of 2007 included an $8.5 million charge recorded for employee separation charges.  This decrease was substantially offset by increased incentive compensation expense at our stores in the second and third quarters, as well as the charges associated with the amended lease for our corporate headquarters discussed below. We also realized a reduction of $11.1 million in compensation expense in connection with the modification of our employee vacation policy during the first nine months of 2007.

Corporate Headquarters’ Amended Lease

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

Depreciation and Amortization

Consolidated depreciation and amortization was $24.6 million for the third quarter and $74.2 million for the first nine months of 2008 compared with $27.8 million and $86.1 million, respectively, in the same prior year periods.    The declines in depreciation and amortization were primarily due to our reduced capital expenditures during 2006 and 2007. Depreciation and amortization classified as cost of products sold on the consolidated statements of income include $3.0 million for the third quarter and $8.1 million for the first nine months of 2008 compared with $2.2 million and $7.6 million, respectively, in the same prior year periods.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $3.5 million for the third quarter and $10.3 million for the first nine months of 2008 compared with $4.4 million and $13.2 million, respectively, for the same prior year periods.

Interest expense decreased $2.3 million in the third quarter and $9.8 million for the first nine months of 2008 when compared with the same prior year periods.  These decreases were primarily due to less debt outstanding during 2008.

Interest income decreased $1.4 million in the third quarter and $6.9 million for the first nine months of 2008 when compared with the same prior year periods. These decreases were primarily due to a lower interest rate environment and the investment of a larger portion of our cash equivalents in lower yielding, tax-free municipal money market funds in 2008. Additionally, we recorded interest income related to the federal telecommunications excise tax refund of $0.5 million in the first quarter of 2008 and $1.4 million in the first nine months of 2007.

Other (Loss) Income

For the third quarter we recognized an unrealized loss of $0.1 million related to our derivative exposure to Sirius Satellite Radio Inc. (“Sirius”) warrants as a result of our mark-to-market of these warrants. We recorded an unrealized loss of $2.2 million for the first nine months of 2008 also related to these warrants. At September 30, 2008, the fair value of these warrants was $0.2 million, which represents our remaining downside exposure. In the third quarter of 2007, we modified the expected date of when we would settle these warrants and recorded a $2.4 million unrealized gain.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 38.2% for the third quarter and 37.2% for the first nine months of 2008 compared with 38.4% and 33.7%, respectively, for the same prior year periods.

The effective tax rate for the nine months ended September 30, 2007, was impacted by the net reversal of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest.  Refer to Note 7 – “Income Taxes” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.  This $10.0 million net reversal decreased our effective tax rate by 4.9 percentage points for the nine month period ended September 30, 2007.

The effective rate for the first nine months of 2008 was also impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item. This discrete item lowered the effective tax rate for the first nine months of 2008 by 1.4 percentage points.

Recently Issued Accounting Pronouncements

Refer to Note 4 – “Recently Issued Accounting Pronouncements” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

RadioShack Retail Outlets

The table below shows our retail locations allocated among domestic RadioShack company-operated stores, kiosks, and dealer and other outlets at the following dates.

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2008	2008	2008	2007	2007
RadioShack company- operated stores (1)	4,435	4,439	4,430	4,447	4,446
Kiosks (2)	685	721	739	739	751
Dealer and other outlets (3)	1,407	1,444	1,468	1,484	1,506
Total number of retail locations	6,527	6,604	6,637	6,670	6,703

(1)
During the past four quarters, we closed 11 RadioShack company-operated stores in the U.S., net of new store openings and relocations. This decline was due primarily to our decision not to renew leases on locations that failed to meet our financial return goals.

(2)
Kiosks, which include Sprint-branded and Sam’s Club kiosks, decreased by 66 locations during the past four quarters. These closures primarily related to our decision not to renew leases on underperforming Sprint-branded kiosks. As of September 30, 2008, Sam’s Club had the unconditional right to assume the operation of up to 125 kiosk locations based on contractual rights. Sam’s Club has notified us of its intention to assume the operation of 43 existing locations beginning in January of 2009 and all new locations opened after that date.

(3)	During the past four quarters, our dealer and other outlets decreased by 99 locations, net of new openings. This decline was due to the closure of smaller outlets.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash provided by operating activities for the first nine months of 2008 was $175.3 million compared with $265.2 million for the same prior year period. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $229.1 million and $217.4 million for the first nine months of 2008 and 2007, respectively. Cash used in working capital components was $53.8 million in the first nine months of 2008 compared with cash provided by working capital components of $47.8 million in the same prior year period.

Cash used in investing activities was $43.5 million for the first nine months of 2008 compared with $31.3 million for the same prior year period. This increase was primarily the result of increased capital spending during 2008.  Capital expenditures for these periods related primarily to retail stores and information systems projects. We anticipate that our capital expenditure requirements for 2008 will range from $80 million to $100 million. RadioShack company-operated store remodels and relocations, as well as information systems updates, will account for the majority of our anticipated 2008 capital expenditures.

Cash provided by financing activities was $182.6 million for the first nine months of 2008 compared with cash used by financing activities of $289.2 million for the same prior year period. This increase was primarily related to the issuance of our convertible notes and the related call spread transactions which generated net proceeds of $319.2 million. This increase was partially offset by our repurchase of $111.4 million of our common stock during the third quarter. In the first nine months of 2007, we used cash of $208.5 million to repurchase our common stock and received proceeds from the exercise of stock options of $81.2 million during same prior year period.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $130.3 million for the first nine months of 2008 compared with $230.6 million during the same prior year period. This decrease in 2008 was primarily driven by our decrease in net cash provided by operating activities and, to a lesser extent, increased capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $175.3 million for the first nine months of 2008 compared with $265.2 million for the same prior year period. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In millions)	2008	2007	2007

Net cash provided by operating activities	$175.3	$265.2	$379.0
Less:
Additions to property, plant and equipment	45.0	34.6	45.3
Dividends paid	--	--	32.8
Free cash flow	$130.3	$230.6	$300.9

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. For the three and nine month periods ended September 30, 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this plan. As of September 30, 2008, there were no further share repurchases authorized under this plan.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of September 30, 2008, there was $90.0 million available for share repurchases under this plan.

Debt Ratings

Our credit ratings and outlooks at October 15, 2008, are summarized below. On August 11, 2008, Standard and Poor’s revised their outlook to stable from negative and affirmed our BB corporate credit and senior unsecured ratings. The remaining ratings and outlooks are consistent with those reported in our Annual Report on Form 10-K for the calendar year ended December 31, 2007, and were affirmed by Moody’s and Fitch on August 11, 2008, and August 7, 2008, respectively.

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Negative

Borrowings

In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “Convertible Notes”) in a private offering. Each $1,000 of principal of the Convertible Notes is convertible into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge transactions with two financial institutions whereby we have the option to purchase up to 15.5 million shares of our common stock at a price of $24.25 per share (the “Convertible Note Hedges”) and we sold warrants to the same financial institutions whereby they have the option to purchase up to 15.5 million shares of our common stock at a per share price of $36.60 (the “Warrants”). The Convertible Note Hedges and Warrants were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes. The Convertible Note Hedges and Warrants are separate contracts with the two financial institutions, are not part of the terms of the Convertible Notes, and do not affect the rights of holders under the Convertible Notes. A holder of the Convertible Notes will not have any rights with respect to the Convertible Note Hedges or Warrants.

The net proceeds retained by RadioShack as a result of the issuance of the Convertible Notes, the purchase of the Convertible Note Hedges and the proceeds received from the issuance of the Warrants were approximately $319.2 million. We completed these transactions to secure a source of liquidity in preparation for our $300 million credit facility expiring in June of 2009. On September 11, 2008, we terminated this credit facility.

For a more detailed description of the Convertible Notes, Convertible Note Hedges and Warrants, please see Notes 13 and 14 in Notes to Consolidated Financial Statements of this Form 10-Q.

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

Capital Resources

As of September 30, 2008, we had $824.1 million in cash and cash equivalents and an additional $325 million available under our revolving credit facility. The credit markets have recently experienced adverse conditions. Continuing volatility in the capital markets may increase costs associated with issuing debt instruments due to increased spreads over relevant interest rate benchmarks or affect our ability to access those markets. Notwithstanding these adverse market conditions, we currently believe that cash flows from operations and available cash and cash equivalents will be sufficient to finance our operations and fund our capital expenditures.  Additionally, our revolving credit facility is available for additional working capital needs or investment opportunities.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	September 30,		December 31,		September 30,
	2008		2007		2007
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$35.9	2.3%	$61.2	5.2%	$38.6	3.6%
Long-term debt	725.9	46.9	348.2	29.5	344.0	31.7
Total debt	761.8	49.2	409.4	34.7	382.6	35.3
Stockholders’ equity	785.4	50.8	769.7	65.3	701.6	64.7
Total capitalization	$1,547.2	100.0%	$1,179.1	100.0%	$1,084.2	100.0%

Our debt-to-total capitalization ratio on September 30, 2008, increased from September 30, 2007, due primarily to the issuance of our Convertible Notes.

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

Commitments and Contingent Liabilities

At September 30, 2008, we had $48.0 million and $17.2 million of unrecognized tax benefits and related accrued interest, respectively. Of these amounts, $14.0 million was classified as current liabilities and the remainder was classified as long-term liabilities in the Consolidated Balance Sheets.  We are uncertain as to how much, if any, of these contingent liabilities may ultimately be settled in cash.

As a result of the amended and restated corporate headquarters’ lease agreement, the minimum lease payments required by the lease have decreased from $289.7 million at December 31, 2007, to zero.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2008, our derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were primarily our interest rate swaps on previously issued debt and warrants we earned to acquire the common stock of Sirius.  We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at September 30, 2008, of $650.7 million, consisting of fluctuating short-term investments, which are classified as interest-bearing cash and cash equivalents on the balance sheet of $800.7 million, and offset by $150.0 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase of 100 basis points in the interest rate applicable to this floating rate net exposure would result in a decrease in annual net interest expense of $6.5 million. This hypothesis assumes no change in the net principal balance.

Our exposure to market risk, specifically the equity markets, relates to warrants we have earned to purchase six million shares of Sirius stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms.  We recognized unrealized losses of $0.1 million in the third quarter and $2.2 million in the first nine months of 2008 as a result of our mark-to-market of these warrants.  At September 30, 2008, the fair value of these warrants was $0.2 million, which represents our remaining downside exposure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 5 – “Litigation” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2007 ("Annual Report"), includes a detailed discussion of risk factors.  We updated those risk factors in Exhibit 99.1 to the Current Report on Form 8-K filed on August 11, 2008 ("Current Report"), including certain material changes to the risk factors previously disclosed in our Annual Report.  The risk factors included in the exhibit to the Current Report are incorporated by reference into this report.  The risks described in the referenced exhibit to the Current Report are not the only risks facing RadioShack.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
July 1 – 31, 2008	--	$--	--	$201,390,147
August 1 – 31, 2008	6,079,480	$18.32	6,079,480	$90,042,027
September 1 – 30, 2008	--	$--	--	$90,042,027
Total	6,079,480		6,079,480

(1)
RadioShack announced a $250 million share repurchase program on March 16, 2005, which has no stated expiration date.  For the three and nine month periods ended September 30, 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this plan. As of September 30, 2008, there were no further share repurchases authorized under this plan.

(2)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. We repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of September 30, 2008, there was $90.0 million available for share repurchases under this plan.

(3)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 26, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: October 23, 2008	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: October 23, 2008	By:	/s/	James F. Gooch
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

3.3	RadioShack Corporation Bylaws, amended and restated as of September 11, 2008 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 17, 2008, and incorporated herein by reference).
4.1
Indenture, dated August 18, 2008, between RadioShack Corporation and Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to RadioShack’s Form 8-K filed on August 18, 2008 and incorporated herein by reference).

4.2
Form of the 2.50% Convertible Senior Notes due 2013, included as Exhibit A to the Indenture (filed as Exhibit 4.2 to RadioShack’s Form 8-K filed on August 18, 2008 and incorporated herein by reference).

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