Form 10-K
period 2008-12-31
RADIOSHACK CORP
filed 2009-02-24
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 30, 2008, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $1,008,064,132 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 30, 2008, are the affiliates of the registrant.

As of February 11, 2009, there were 125,082,669 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K. For information regarding the net sales and operating revenues and operating income for each of our business segments for fiscal years ended December 31, 2008, 2007 and 2006, please see Note 16 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2008, we operated 4,453 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and global positioning satellite navigation units (“GPS”); flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2008, we operated 688 kiosks located throughout the United States and Puerto Rico. These kiosks are primarily inside Sam’s Club locations, as well as stand-alone Sprint Nextel kiosks in shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets and their associated accessories. We also provide consumers access to third-party wireless telephone services. Our contract to operate Sprint Nextel kiosks expires in June of 2009. We are currently in discussion with Sprint Nextel to renew this contract, but the ultimate resolution is unknown at this time. The possible outcomes include renewing the contract under the same terms and conditions, modifying the contract, or ceasing operations.

In February 2009, we signed a contract extension through March 31, 2011, with a transition period ending June 30, 2011, with Sam’s Club to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we will assign the operation of 66 kiosk locations to Sam’s Club by July 2009. Upon the execution of this agreement, Sam’s Club had the right to assume the operation of approximately 25 kiosk locations. Based on certain performance metrics, Sam’s Club could acquire the right to assume approximately 25 additional kiosk locations in 2010. The total number of locations assumed by Sam’s Club, for any reason, may not exceed 51 kiosk locations during term of the contract.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2008, we had a network of 1,394 RadioShack dealer outlets, including 36 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2008, we had eight RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name brand and private brand products sold through our various sales channels.

International Operations: As of December 31, 2008, there were 200 company-operated stores under the RadioShack brand, 14 dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we acquired 100% ownership of this joint venture. All of our 23 locations in Canada were closed by January 31, 2007.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2008, we had four distribution centers shipping over 900 thousand cartons each month, on average, to our U.S. retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. company-operated stores. During the first half of 2008, we closed our distribution center in Columbus, Ohio.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,900 employees as of December 31, 2008. We manufacture a variety of products, primarily sold through our retail outlets, including telephone, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows are greater during the winter holiday season than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Flow and Liquidity” under MD&A. Also, refer to Note 17 –

“Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would have a material adverse impact on our business. Our private brand manufactured products are sold primarily under the RadioShack, Accurian or Gigaware trademarks. We also own various patents and patent applications relating to consumer electronics products.

We do not own any material patents or trademarks associated with our kiosk operations.

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private brand merchandise. We do not expect a lack of availability of raw materials or any single private brand product to have a material impact on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint Nextel, AT&T, Apple, Casio, Duracell, Garmin, Hewlett-Packard, Microsoft, Mio, RIM, Samsung, and SanDisk. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could have a material adverse effect on our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers on an economic basis where demand has exceeded supply.

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

In the consumer electronics retailing business, competitive factors include price, product availability, quality and features, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in more select product categories. We compete with wireless providers in the wireless telephone category through their own retail and online presence. We compete with mass merchandisers and other alternative channels of distribution, such as mail order and e-commerce retailers, on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private brands.

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

EMPLOYEES
As of December 31, 2008, we employed approximately 36,800 people, including 2,600 temporary seasonal employees. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

http://www.radioshackcorporation.com

ITEM 1A. RISK FACTORS.

One should carefully consider the following risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. There may be additional risks that are not presently material or known, and the following list should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected.

We may be unable to successfully execute our strategy to provide cost-effective solutions to meet the routine consumer electronics needs and distinct consumer electronics wants of our customers.

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of any of the following events could have a material adverse effect on our ability to maintain or grow our comparable store sales and our business generally:

•	Our inability to keep our extensive store distribution system updated and conveniently located near our target customers
•	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products
•	Our inability to recognize evolving consumer electronics trends and offer products that customers need and want

Adverse changes in national and world-wide economic conditions could negatively affect our business.

The national and world-wide financial crisis and related adverse changes in the economy could have a significant negative impact on U.S. consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could directly affect our overall sales. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth and unemployment rates may impact the volume of customer traffic and level of sales in our locations. Continued negative trends of any of these economic conditions, whether national or regional in nature, could adversely affect our financial results, including our net sales and profitability.

In addition, the national and world-wide financial crisis and potential disruptions in the capital and credit markets could have a significant impact on our ability to access the U.S. and global capital and credit markets, if needed. The capital and credit markets have been experiencing extreme volatility and disruption during the past several quarters. These market conditions could affect our ability to borrow under our credit facility, or adversely affect the bankers which underwrote our credit facility.  Even if the credit markets improve, the availability of financing will depend on a variety of factors, such as economic and market conditions and the availability of credit and our credit ratings. If needed, we may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

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

Lack of growth in the overall wireless industry tends to have a corresponding effect on our wireless sales. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset technologies, the absence of these new technologies, our partners not providing us with these new technologies, or the lack of consumer interest in adopting these new technologies, could adversely affect our business.

Another change in the wireless industry that could materially and adversely affect our profitability is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength, particularly competition from wireless carriers’ retail stores, which could adversely affect our business as competitive levels increase.

In recent periods, our results of operations have been adversely affected by a decline in our Sprint Nextel sales due to a weakening of Sprint Nextel wireless business across the market. If Sprint Nextel’s business were to continue to weaken, our business would be adversely affected and the collectability of receivables could be compromised.

Our competition is both intense and varied, and our failure to effectively compete could adversely affect our financial results.

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores as well as big-box retailers, large specialty retailers and discount or warehouse retailers and, to a lesser extent, with alternative channels of distribution such as e-commerce, telephone shopping services and mail order. We also compete with wireless carriers’ retail presence, as discussed above. Some of these other competitors are larger than we are and have greater market presence and financial and other resources than we do, which may provide them with a competitive advantage.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers and attracting new customers. In addition, pressure from our competitors could require us to reduce prices or increase our costs in one product category or across all our product categories. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our financial results.

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

Historically, we have maintained gross margin levels ranging from 45% to 48%. We may not be able to maintain these margin levels in the future due to various factors, including increased sales of lower margin products such as personal electronics products and name brand products or declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items, our gross margin and overall gross profit levels will be adversely affected.

Our inability to effectively manage our receivable levels, particularly with our service providers, could adversely affect our financial results.

We maintain significant receivable balances from various service providers (i.e. Sprint Nextel and AT&T) consisting of commissions, residuals and marketing development funds. Changes in the financial markets or financial condition of these service providers could cause a delay or failure in receiving these funds. Failure to receive these payments could have an adverse affect on our financial results or financial condition.

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

Alternatively, we may have inadequate inventory levels for particular items, including popular selling merchandise, due to factors such as unanticipated high demand for certain products, unavailability of products from our vendors, import delays, labor unrest, untimely deliveries or the disruption of international, national or regional transportation systems. The effect of the occurrence of any of these factors on our inventory supply could adversely impact our financial results or financial condition.

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

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products and technologies. If we fail to identify these new products and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our sales and profitability could be adversely affected. Any new products or technologies we identify may have a limited sales life.

Furthermore, it is possible that new products or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales and profitability. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also impact our ability to increase or maintain our sales and profitability.

Failure to enter into, maintain and renew profitable relationships with name brand product and service providers could adversely affect our sales and profitability.

Our large selection of name brand products and service providers makes up a significant portion of our overall sales. In the aggregate, these relationships have or are expected to have a significant impact on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with such third parties on profitable terms or at all, our sales and our profitability could be adversely impacted.

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

We have assigned lease obligations related to our discontinued retail operations that, if realized, could materially and adversely affect our financial results.

We have retail leases for locations that were assigned to other businesses. The majority of these lease obligations arose from leases assigned to CompUSA, Inc. as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. In the event CompUSA or the other assignees, as applicable, are unable to fulfill these obligations, we may be responsible for rent due under the leases, which could have a material adverse affect on our financial results or financial condition.

Failure to comply with, or the additional implementation of, restrictions or regulations regarding the products and/or services we sell or changes in tax rules and regulations applicable to us could adversely affect our business and our financial results.

We are subject to various foreign, federal, state, and local laws and regulations including, but not limited to, the Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor, the Occupational Safety and Health Administration, and the Environmental Protection Agency. Failure to properly adhere to these and other applicable laws and regulations could result in the imposition of penalties or adverse legal judgments and could adversely affect our business and our financial results. Similarly, the cost of complying with newly-implemented laws and regulations could adversely affect our business and our financial results.

Risks associated with the suppliers from whom our raw materials and products are sourced could materially adversely affect our sales and profitability.

We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private brand merchandise and other products. If any of our key vendors fail to supply us with products, we may not be able to meet the demands of our customers and our sales and profitability could be adversely affected.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) could increase the cost of items we purchase. Although our purchases are denominated in U.S. dollars, the continued strengthening of the Chinese currency against the U.S. dollar could cause our vendors to increase the prices of items we purchase. The occurrence of any of these events could have a material adverse effect on our financial results.

Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Merchandise quality issues, product safety concerns, trade restrictions, difficulties in enforcing intellectual property rights in foreign countries, work stoppages, transportation capacity and costs, tariffs, political or financial instability, foreign currency exchange rates, monetary, tax and fiscal policies, inflation, deflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our sales and profitability.

Our business is heavily dependent upon information systems, which could result in higher maintenance costs and business disruption.

Our business is heavily dependent upon information systems, given the number of individual transactions we process each year. Our information systems include an in-store point-of-sale system that provides information used to track sales performance, inventory replenishment, e-commerce product availability, product margin information and customer information. In addition, we are in the process of upgrading our in-store point-of-sale system and related processes. These systems are complex and require integration with each other, with some of our service providers, and with business processes, which may increase the risk of disruption.

Our information systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our employees. If we encounter damage to our systems, difficulty implementing new systems or maintaining and upgrading current systems, then our business operations could be disrupted, our sales could decline and our expenses could increase.

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

We are subject to other litigation risks and may face liabilities as a result of allegations and negative publicity.

Our operations expose us to litigation risks, such as class action lawsuits involving employees, consumers and shareholders. For example, from time to time putative class actions have been brought against us relating to various labor matters. Defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could cause significant reputational harm to us and otherwise materially adversely affect our business, financial condition or results of operations.

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

We conduct business outside the United States, which presents potential risks.

Some of our assets are held and a portion of our revenue is generated outside the United States in Mexico, China and Hong Kong. Part of our growth strategy is to expand our international business because the growth rates and the opportunity to implement operating improvements may be greater than those typically achievable in the United States. International operations entail significant risks and uncertainties, including, without limitation:

•	Economic, social and political instability in any particular country or region
•	Adverse changes in currency exchange rates
•	Government restrictions on converting currencies or repatriating funds
•	Unexpected changes in foreign laws and regulations or in trade, monetary or fiscal policies
•	High inflation and monetary fluctuations
•	Restrictions on imports and exports
•	Difficulties in hiring, training and retaining qualified personnel, particularly finance and accounting personnel with U.S. GAAP expertise
•	Inability to obtain access to fair and equitable political, regulatory, administrative and legal systems
•	Adverse changes in government tax policy
•	Difficulties in enforcing our contractual rights or enforcing judgments or obtaining a just result in local jurisdictions
•	Potentially adverse tax consequences of operating in multiple jurisdictions

Any of these factors, by itself or in combination with others, could materially and adversely affect our business, results of operations and financial condition.

We may be unable to keep existing stores in current locations or open new stores in desirable locations, which could adversely affect our sales and profitability.

We may be unable to keep existing stores in current locations or open new stores in desirable locations in the future. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations may affect our ability to find suitable locations and also influence the cost of leasing, building or buying our stores. We also may have difficulty negotiating real estate leases and purchase agreements on acceptable terms. Further, to relocate or open new stores successfully, we must hire and train employees for the new location. Construction, environmental, zoning and real estate delays may negatively impact store openings and increase costs and capital expenditures. In addition, when we open new stores in markets where we already have a presence, our existing locations may experience a decline in sales as a result, and when we open stores in new markets, we may encounter difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, and seasonal differences in the market. We cannot be certain that new or relocated stores will produce the anticipated sales or return on investment or that existing stores will not be adversely affected by new or expanded competition in their market areas.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Information on our properties is located in MD&A and the financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference.

The following items are discussed further in the Notes to Consolidated Financial Statements:

Property, Plant and Equipment	Note 3
Commitments and Contingencies	Note 12

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease one distribution center in the United States and four administrative offices and one manufacturing plant in China. Our leased distribution center in Columbus, Ohio, was closed during the first half of 2008. We own the property on which the other five distribution centers and two manufacturing facilities are located within the United States. In 2008, we amended the lease for the buildings and certain property at our corporate headquarters located in downtown Fort Worth, Texas. The amended lease is for a reduced amount of space, requires no lease payments, and expires in June of 2011, with one two-year option to renew at market-based rents.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2008, allocated among U.S. and Mexico company-operated stores, kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2008	2007	2006
U.S. RadioShack company-operated stores	2,505	4,453	4,447	4,467
Kiosks (1) (2) (3)	99	688	739	772
Mexico RadioShack company-operated stores	1,265	200	--	--
Dealer and other outlets (4)	N/A	1,411	1,484	1,596
Total number of retail locations		6,752	6,670	6,835

(1)
Kiosks, which include Sprint-branded and Sam’s Club kiosks, decreased by 51 and 33 locations during 2008 and 2007, respectively. These closures primarily related to our decision not to renew leases on underperforming Sprint-branded kiosks.

(2)
Our contract to operate Sprint Nextel kiosks expires in June of 2009. We are currently in discussion with Sprint Nextel to renew this contract, but the ultimate resolution is unknown at this time. The possible outcomes include renewing the contract under the same terms and conditions, modifying the contract, or ceasing operations.

(3)
In February 2009, we signed a contract extension through March 31, 2011, with a transition period ending June 30, 2011, with Sam’s Club to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we will assign the operation of 66 kiosk locations to Sam’s Club by July 2009. Upon the execution of this agreement, Sam’s Club had the right to assume the operation of approximately 25 kiosk locations. Based on certain performance metrics, Sam’s Club could acquire the right to assume approximately 25 additional kiosk locations in 2010. The total number of locations assumed by Sam’s Club, for any reason, may not exceed 51 kiosk locations during term of the contract.

(4)
Our dealer and other outlets decreased by 73 and 112 locations, net of new openings, during 2008 and 2007, respectively. This decline was primarily due to the closure of smaller outlets and conversion of dealers to U.S. RadioShack company-operated stores. Additionally, we closed all of our 23 locations in Canada by January 31, 2007.

Real Estate Owned and Leased
	Approximate Square Footage At December 31,
	2008			2007
(In thousands)	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company- operated stores	13	11,141	11,154	18	11,218	11,236
Kiosks	--	68	68	--	73	73
Mexico company- operated stores	--	253	253	--	--	--

Support Operations
Manufacturing	134	320	454	134	320	454
Distribution centers and office space	2,229	1,021	3,250	2,229	1,689	3,918
	2,376	12,803	15,179	2,381	13,300	15,681

Below is a listing at December 31, 2008, of our retail locations within the United States and its territories:

	U.S. RadioShack Stores	Kiosks	Dealers and Other	Total
Alabama	49	11	35	95
Alaska	--	3	24	27
Arizona	77	14	32	123
Arkansas	25	3	42	70
California	548	36	48	632
Colorado	63	17	35	115
Connecticut	70	3	2	75
Delaware	18	2	--	20
Florida	297	51	31	379
Georgia	98	25	51	174
Hawaii	24	--	--	24
Idaho	19	2	19	40
Illinois	172	25	38	235
Indiana	98	22	43	163
Iowa	34	10	51	95
Kansas	38	5	32	75
Kentucky	54	11	38	103
Louisiana	67	9	18	94
Maine	22	3	11	36
Maryland	97	16	8	121
Massachusetts	112	2	5	119
Michigan	121	31	50	202
Minnesota	62	13	41	116
Mississippi	37	6	23	66
Missouri	71	15	57	143
Montana	7	--	31	38
Nebraska	20	5	21	46
Nevada	38	7	10	55
New Hampshire	32	4	6	42
New Jersey	158	15	6	179
New Mexico	32	5	14	51
New York	333	19	24	376
North Carolina	123	26	41	190
North Dakota	6	2	6	14
Ohio	186	35	33	254
Oklahoma	39	8	33	80
Oregon	51	1	28	80
Pennsylvania	209	26	31	266
Rhode Island	21	1	--	22
South Carolina	53	9	24	86
South Dakota	11	2	13	26
Tennessee	69	21	31	121
Texas	371	92	97	560
Utah	27	10	19	56
Vermont	9	--	7	16
Virginia	124	27	44	195
Washington	91	9	35	135
West Virginia	28	9	9	46
Wisconsin	70	14	48	132
Wyoming	7	2	16	25

District of Columbia	13	--	--	13
Puerto Rico	49	4	--	53
U.S. Virgin Islands	3	--	--	3
	4,453	688	1,361	6,502

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 12 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list, as of February 13, 2009, of our executive officers and their ages and positions.
Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
Julian C. Day (1)	Chief Executive Officer and Chairman of the Board (July 2006)	2006	56
Lee D. Applbaum (2)	Executive Vice President – Chief Marketing Officer (September 2008)	2008	38
Bryan Bevin (3)	Executive Vice President – Store Operations (January 2008)	2008	46
James F. Gooch (4)	Executive Vice President and Chief Financial Officer (August 2006)	2006	41
Peter J. Whitsett (5)	Executive Vice President – Chief Merchandising Officer (December 2007)	2007	43
John G. Ripperton (6)	Senior Vice President – Supply Chain (August 2006)	2006	55
Martin O. Moad (7)	Vice President and Controller (August 2007)	2007	52

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

(2)
Mr. Applbaum was appointed Executive Vice President and Chief Marketing Officer in September 2008. Previously, Mr. Applbaum was Chief Marketing Officer for The Schottenstein Stores Corporation from February 2007 until August 2008, and Senior Vice President and Chief Marketing Officer for David's Bridal Group from April 2004 until February 2007.  Prior to joining David's Bridal Group, Mr. Applbaum served in various capacities for Footstar, Inc. from April 2000 until April 2004, including Chief Marketing Officer of Footstar Athletic and Vice President of Marketing for Footaction USA.

(3)
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

(4)
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

(5)
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

(6)
Mr. Ripperton was appointed Senior Vice President – Supply Chain Management in August 2006. Mr. Ripperton joined RadioShack in 2000 and has served as Vice President – Distribution, Division Vice President - Distribution, Group General Manager, and Distribution Center Manager.

(7)
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2008.

			Dividends
Quarter Ended	High	Low	Declared
December 31, 2008	$17.28	$8.06	$0.25
September 30, 2008	19.90	11.56	--
June 30, 2008	17.62	11.93	--
March 31, 2008	19.46	13.31	--

December 31, 2007	$23.42	$16.72	$0.25
September 30, 2007	34.98	20.09	--
June 30, 2007	35.00	26.66	--
March 31, 2007	27.88	16.69	--

HOLDERS OF RECORD
At February 11, 2009, there were 18,636 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On November 6, 2008, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 17, 2008, to stockholders of record on November 28, 2008.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
October 1 – 31, 2008	--	$--	--	$90,042,027
November 1 – 30, 2008	--	$--	--	$90,042,027
December 1 – 31, 2008	--	$--	--	$90,042,027
Total	--		--

(1)
RadioShack announced a $250 million share repurchase program on March 16, 2005, which has no stated expiration date.  In 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this plan. As of December 31, 2008, there were no further share repurchases authorized under this plan.

(2)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. We repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of December 31, 2008, there was $90.0 million available for share repurchases under this plan.

(3)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2008	2007	2006 (3)	2005	2004
Statements of Income Data
Net sales and operating revenues	$4,224.5	$4,251.7	$4,777.5	$5,081.7	$4,841.2
Operating income	$322.0	$381.9	$156.9	$349.9	$558.3
Net income	$192.4	$236.8	$73.4	$267.0	$337.2
Net income per share:
Basic	$1.49	$1.76	$0.54	$1.80	$2.09
Diluted	$1.49	$1.74	$0.54	$1.79	$2.08
Shares used in computing income per share:
Basic	129.0	134.6	136.2	148.1	161.0
Diluted	129.1	135.9	136.2	148.8	162.5
Gross profit as a percent of sales	45.5%	47.6%	44.6%	44.6%	48.2%
SG&A expense as a percent of sales	35.7%	36.2%	37.9%	35.5%	34.8%
Operating income as a percent of sales	7.6%	9.0%	3.3%	6.9%	11.5%
Balance Sheet Data
Inventories	$636.3	$705.4	$752.1	$964.9	$1,003.7
Total assets	$2,283.5	$1,989.6	$2,070.0	$2,205.1	$2,516.7
Working capital	$1,154.8	$818.8	$615.4	$641.0	$817.7
Capital structure:
Current debt	$39.3	$61.2	$194.9	$40.9	$55.6
Long-term debt	$732.5	$348.2	$345.8	$494.9	$506.9
Total debt	$771.8	$409.4	$540.7	$535.8	$562.5
Cash and cash equivalents less total debt	$43.0	$100.3	$(68.7)	$(311.8)	$(124.6)
Stockholders' equity	$817.3	$769.7	$653.8	$588.8	$922.1
Total capitalization (1)	$1,589.1	$1,179.1	$1,194.5	$1,124.6	$1,484.6
Long-term debt as a % of total capitalization (1)	46.1%	29.5%	29.0%	44.0%	34.1%
Total debt as a % of total capitalization (1)	48.6%	34.7%	45.3%	47.6%	37.9%
Book value per share at year end	$6.53	$5.87	$4.81	$4.36	$5.83
Financial Ratios
Return on average stockholders' equity	23.8%	33.2%	11.8%	35.3%	39.9%
Return on average assets	9.4%	12.3%	3.4%	11.3%	14.2%
Annual inventory turnover	3.5	3.3	2.9	2.7	2.6
Other Data
EBITDA (2)	$421.3	$494.6	$285.1	$473.7	$659.7
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.25
Capital expenditures	$85.6	$45.3	$91.0	$170.7	$229.4
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,453	4,447	4,467	4,972	5,046
Kiosks	688	739	772	777	599
Mexico RadioShack company-operated stores	200	--	--	--	--
Dealer and other outlets	1,411	1,484	1,596	1,711	1,788
Total	6,752	6,670	6,835	7,460	7,433
Average square footage per U.S. RadioShack company-operated store	2,505	2,527	2,496	2,489	2,529
Comparable store sales (decrease) increase	(0.6%)	(8.2%)	(5.6%)	0.9%	3.2%
Shares outstanding	125.1	131.1	135.8	135.0	158.2

This table should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes.

(1)	Capitalization is defined as total debt plus total stockholders' equity.
(2)
EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of EBITDA is also adjusted for other (loss) income and cumulative effect of change in accounting principle. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive management bonuses. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

(3)	These amounts were impacted by our 2006 restructuring program. See Note 14 – “Restructuring Program” in the Notes to Consolidated Financial Statements for further information.

The following table is a reconciliation of EBITDA to net income.

	Year Ended December 31,
(In millions)	2008	2007	2006	2005	2004
Reconciliation of EBITDA to Net Income
EBITDA	$421.3	$494.6	$285.1	$473.7	$659.7

Interest expense, net of interest income	(15.3)	(16.2)	(36.9)	(38.6)	(18.2)
Provision for income taxes	(111.9)	(129.8)	(38.0)	(51.6)	(204.9)
Depreciation and amortization	(99.3)	(112.7)	(128.2)	(123.8)	(101.4)
Other (loss) income	(2.4)	0.9	(8.6)	10.2	2.0
Cumulative effect of change in accounting principle, net of $1.8 million tax benefit	--	--	--	(2.9)	--
Net income	$192.4	$236.8	$73.4	$267.0	$337.2

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

OVERVIEW
Highlights related to the year ended December 31, 2008, include:

•
Net sales and operating revenues decreased $27.2 million, or 0.6%, to $4,224.5 million when compared with last year. Comparable store sales decreased 0.6% as well. This decrease was driven by lower sales in the fourth quarter primarily due to the global credit crisis and economic downturn, but was substantially offset by sales gains during the first nine months of the year. We recorded sales of approximately $200 million in digital-to-analog television converter boxes and significant sales increases in AT&T postpaid wireless handsets, video gaming products and accessories, laptop computers, and prepaid wireless handsets. We recorded sales declines in Sprint Nextel postpaid wireless handsets, digital music players and toys.

•
Gross margin decreased 210 basis points to 45.5% from last year. This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, video gaming products and accessories, and laptop computers, as well as a continued shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business.

•
Selling, general and administrative (“SG&A”) expense decreased $28.7 million to $1,509.8 million when compared with last year. This decrease was driven in part by lower compensation expense. Other factors included decreased rent expense for our corporate headquarters for the last half of the year and an $8.2 million sales and use tax benefit from the settlement of a sales tax issue. Additionally, SG&A expense for 2007 included an $8.5 million charge for employee separation packages. As a percentage of net sales and operating revenues, SG&A declined 50 basis points to 35.7%.

•	As a result of the factors above, operating income decreased $59.9 million, or 15.7%, to $322.0 million when compared with last year.

•	Net income decreased $44.4 million to $192.4 million when compared with last year. Net income per diluted share was $1.49 compared with $1.74 last year.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

Consolidated net sales decreased 0.6% or $27.2 million to $4,224.5 million for the year ended December 31, 2008, compared with $4,251.7 million in 2007. This decrease was primarily due to a comparable store sales decline of 0.6% in 2008. The decrease in comparable store sales was primarily caused by decreased sales in our personal electronics and modern home platforms, but was offset by increased sales in our accessory platform.

Consolidated net sales and operating revenues for our two reportable segments and other sales are as follows:

	Year Ended December 31,
(In millions)	2008	2007	2006
U.S. RadioShack company-operated stores	$3,611.1	$3,637.7	$4,079.8
Kiosks	283.5	297.0	340.5
Other sales	329.9	317.0	357.2
Consolidated net sales and operating revenues	$4,224.5	$4,251.7	$4,777.5

Consolidated net sales and operating revenues decrease	0.6%	11.0%	6.0%
Comparable store sales decrease (1)	0.6%	8.2%	5.6%

(1)	Comparable store sales include the sales of U.S. RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our U.S. RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2008		2007		2006
Wireless	$1,393.8	33.0%	$1,416.5	33.3%	$1,654.8	34.6%
Accessory	1,183.9	28.0	1,029.7	24.2	1,087.6	22.8
Personal electronics	545.7	12.9	650.7	15.3	751.8	15.7
Modern home	527.1	12.5	556.2	13.1	612.1	12.8
Power	242.4	5.7	251.3	5.9	271.4	5.7
Technical	183.7	4.4	184.4	4.3	198.5	4.2
Service	95.8	2.3	100.5	2.4	106.3	2.2
Service centers and other sales (1)	52.1	1.2	62.4	1.5	95.0	2.0
Consolidated net sales and operating revenues	$4,224.5	100.0%	$4,251.7	100.0%	$4,777.5	100.0%

(1)
Service centers and other sales include outside sales from our service centers, in addition to U.S. RadioShack company-operated store repair revenue, and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

2008 COMPARED WITH 2007

U.S. RadioShack Company-Operated Stores

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues for the RadioShack segment.

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2008		2007		2006
Wireless	$1,075.7	29.8%	$1,085.6	29.8%	$1,288.1	31.6%
Accessory	1,091.8	30.2	949.3	26.1	1,006.6	24.7
Personal electronics	486.7	13.5	589.8	16.2	683.1	16.8
Modern home	457.7	12.7	494.5	13.6	539.5	13.2
Power	227.3	6.3	235.8	6.5	258.1	6.3
Technical	169.9	4.7	171.9	4.7	184.6	4.5
Service	93.2	2.6	97.3	2.7	102.3	2.5
Other revenue	8.8	0.2	13.5	0.4	17.5	0.4
Net sales and operating revenues	$3,611.1	100.0%	$3,637.7	100.0%	$4,079.8	100.0%

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 0.9% in 2008. While we have recorded sales gains related to our AT&T postpaid wireless business and prepaid wireless handsets, these gains were substantially offset by declines in the Sprint Nextel postpaid wireless business and, to a lesser extent, sales of GPS devices.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) increased 15.0% in 2008. This increase was driven by sales of digital-to-analog television converter boxes. The sales of the converter boxes are a result of the pending transition of full-power television broadcast signals in the United States from broadcasting in analog format to broadcasting only in digital format. This transition is scheduled to take place in the second quarter of 2009 and we expect a decrease in the sales of these units in the second half of the year. We also experienced sales gains in video game accessories in 2008. This increase was partially offset by decreases in wireless, music, and imaging accessories sales.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 17.5% in 2008. This decrease was driven primarily by sales declines in digital music players, toys, and satellite radios, but was partially offset by increased sales of video game consoles.

Sales in our modern home platform (includes residential telephones, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 7.4% in 2008. This decrease was primarily the result of declines in sales of DVD players and recorders, cordless telephones, and flat panel televisions, but was partially offset by increased sales of laptop computers.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 3.6% in 2008. This decrease was primarily the result of decreased sales of certain special purpose and general purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 1.2% in 2008.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) decreased 4.2% in 2008. This decrease was driven primarily by declines in bill payment revenue and sales of extended service plans, but was partially offset by increased sales of prepaid wireless airtime.

Kiosks

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased 4.5% or $13.5 million in 2008. This sales decrease was driven primarily by a decline in the number of our Sprint Nextel branded kiosks, but was partially offset by sales gains at our Sam’s Club kiosks. Our contract to operate Sprint Nextel kiosks expires in June of 2009. We are currently in discussion with Sprint Nextel to renew this contract, but the ultimate resolution is unknown at this time. The possible outcomes include renewing the contract under the same terms and conditions, modifying the contract, or ceasing operations.

In February 2009, we signed a contract extension through March 31, 2011, with a transition period ending June 30, 2011, with Sam’s Club to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we will assign the operation of 66 kiosk locations to Sam’s Club by July 2009. Upon the execution of this agreement, Sam’s Club had the right to assume the operation of approximately 25 kiosk locations. Based on certain performance metrics, Sam’s Club could acquire the right to assume approximately 25 additional kiosk locations in 2010. The total number of locations assumed by Sam’s Club, for any reason, may not exceed 51 kiosk locations during term of the contract.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $12.9 million or 4.1% in 2008. This sales increase was driven primarily by increased sales at our RadioShack.com Web site and the recognition of 100% of the sales for RadioShack de Mexico in the month of December. If we had owned 100% of RadioShack de Mexico for all of 2008, we would have recognized a total of approximately $120 million in net sales and operating revenues for the year. Sales to independent dealers did not significantly change from 2007.

GROSS PROFIT

Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2008	2007	2006
Gross profit	$1,922.7	$2,025.8	$2,129.4
Gross profit decrease	5.1%	4.9%	6.1%

Gross margin	45.5%	47.6%	44.6%

Consolidated gross profit and gross margin for 2008 were $1,922.7 million and 45.5%, respectively, compared with $2,025.8 million and 47.6% in 2007, resulting in a 5.1% decrease in gross profit dollars and a 210 basis point decrease in our gross margin.

This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, video gaming products and accessories, and laptop computers, as well as a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business. Gross margin was also negatively impacted by lower average selling prices in GPS and media storage and by aggressive pricing required in our wireless platform in the first quarter to respond to a more competitive market environment.

Additionally, the 2007 gross margin was favorably impacted by refunds for federal telecommunications excise taxes we recorded in 2007. A portion of these refunds totaling $18.8 million was recorded as a reduction to cost of products sold, which accounted for a 44 basis point increase in our gross margin. See Note 13 – “Federal Excise Tax” in Notes to Consolidated Financial Statements for a discussion of the impact of the federal telecommunications excise tax.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSE

Our consolidated SG&A expense decreased 1.9% or $28.7 million in 2008. This represents a 50 basis point decrease as a percentage of net sales and operating revenues compared to 2007.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Sales &		Sales &		Sales &
(In millions)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Payroll and commissions	$617.5	14.6%	$638.6	15.0%	$798.2	16.7%
Rent	300.9	7.1	304.7	7.2	312.1	6.5
Advertising	214.5	5.1	208.8	4.9	216.3	4.5
Other taxes (excludes income taxes)	87.9	2.1	103.0	2.4	121.2	2.5
Utilities and telephone	58.7	1.4	61.4	1.4	64.7	1.4
Insurance	55.0	1.3	58.1	1.4	62.8	1.3
Credit card fees	37.7	0.9	37.8	0.9	40.1	0.8
Professional fees	26.3	0.6	19.1	0.4	49.2	1.0
Licenses	12.4	0.3	12.7	0.3	13.2	0.3
Repairs and maintenance	11.2	0.3	10.9	0.3	11.7	0.3
Printing, postage and office supplies	8.1	0.2	9.6	0.2	11.7	0.3
Recruiting, training & employee relations	6.9	0.2	6.8	0.2	12.3	0.3
Stock purchase and savings plans	6.5	0.2	7.2	0.2	11.1	0.2
Travel	5.4	0.1	5.2	0.1	8.3	0.2
Warranty and product repair	4.2	0.1	5.1	0.1	7.1	0.1
Other	56.6	1.2	49.5	1.2	70.7	1.5

	$1,509.8	35.7%	$1,538.5	36.2%	$1,810.7	37.9%

Payroll and commissions expense decreased in dollars and as a percentage of net sales and operating revenues. This decrease was partially driven by lower incentive compensation paid to store and corporate personnel and fewer employees in our kiosk operation, distribution centers, and at our corporate headquarters. Additionally, in 2007 we reduced our accrued vacation liability by $14.3 million in connection with the modification of our employee vacation policy and recorded an $8.5 million charge for employee separation charges.

Rent expense decreased primarily due to lower rent expense associated with our corporate headquarters for the second half of 2008. See below for further discussion.

The decrease in other taxes was partially driven by reduced payroll taxes associated with the decreased compensation expense. Additionally, we recorded an $8.2 million sales and use tax benefit from the settlement of a sales tax issue.

The increase in other SG&A was primarily due to a $12.1 million non-cash charge recorded in connection with our amended headquarters lease. See below for further discussion.

Corporate Headquarters’ Amended Lease: In June 2008, Tarrant County College District (“TCC”) announced that it had purchased from Kan Am Grund Kapitalanlagegesellschaft mbH (“Kan Am”) the buildings and real property comprising our corporate headquarters in Fort Worth, Texas, which we had previously sold to Kan Am and then leased for a period of 20 years in a sale and lease-back transaction in December 2005.

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

This agreement resulted in a non-cash net charge to other SG&A of $12.1 million for the second quarter of 2008. This net amount consisted of a net loss of $2.8 million related to the assets conveyed to TCC and a $9.3 million charge to reduce a receivable for economic development incentives associated with the corporate headquarters to its net realizable value.

DEPRECIATION AND AMORTIZATION

The table below gives a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2008	2007	2006
U.S. RadioShack company-operated stores	$52.9	$53.4	$58.2
Kiosks	5.8	6.3	10.2
Other	1.8	1.7	2.3
Unallocated	38.8	51.3	57.5
Total depreciation and amortization	$99.3	$112.7	$128.2

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2008	2007	2006
Depreciation and amortization expense	$88.1	$102.7	$117.5
Depreciation and amortization included in cost of products sold	11.2	10.0	10.7
Total depreciation and amortization	$99.3	$112.7	$128.2

Total depreciation and amortization for 2008 declined $13.4 million or 11.9%. This decrease was primarily due to reduced capital expenditures in 2006 and 2007 when compared with prior years.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

Impairment of long-lived assets and other charges was $2.8 million and $2.7 million for 2008 and 2007, respectively. These amounts were related primarily to our Sprint Nextel kiosk operations and underperforming U.S. RadioShack company-operated stores. We recorded this amount based on the remaining estimated future cash flows related to these specific stores. It was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value.

NET INTEREST EXPENSE

Consolidated interest expense, net of interest income, was $15.3 million for 2008 versus $16.2 million for 2007, a decrease of $0.9 million or 5.6%.

Interest expense decreased $8.9 million to $29.9 million in 2008 from $38.8 million in 2007. This decrease was primarily attributable to lower interest rates on our floating rate debt exposure resulting from our interest rate swaps. Due to the implementation of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” for our convertible notes, we will recognize additional non-cash interest expense of $14 million for the year ended December 31, 2009.

Interest income decreased $8.0 million to $14.6 million in 2008 from $22.6 million in 2007. This decrease was primarily due to a lower interest rate environment. Additionally, we recorded interest income related to the federal telecommunications excise tax refund of $0.5 million in the first quarter of 2008 and $1.4 million in the first nine months of 2007.

OTHER (LOSS) INCOME

During 2008 we recorded a loss of $2.4 million compared with income of $0.9 million in 2007. These amounts represent unrealized losses and gains related to our derivative exposure to Sirius XM Radio, Inc. warrants as a result of our fair value measurements of these warrants. At December 31, 2008, the fair value of these warrants was zero.

INCOME TAX PROVISION

Our effective tax rate for 2008 was 36.8% compared to 35.4% for 2007. The 2008 effective tax rate was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the year, which resulted in a credit to income tax expense. This discrete item lowered the effective tax rate for 2008 by 95 basis points. In addition, the 2008 effective tax rate was impacted by the net reversal of approximately $4.1 million in unrecognized tax benefits, deferred tax assets and accrued interest related to the settlement of various state income tax issues and the expiration of the statute of limitations with respect to our 2002 taxable year. This net reversal lowered the effective tax rate for 2008 by 137 basis points. The 2007 effective tax rate was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest. Refer to Note 9 – “Income Taxes” of our consolidated financial statements for additional information. This $10.0 million reversal lowered our effective tax rate 273 basis points for the year ended December 31, 2007.

Acquisition of RadioShack de Mexico

In December 2008, we acquired the remaining interest (slightly more than 50%) of our Mexican joint venture - RadioShack de Mexico, S.A. de C.V. - with Grupo Gigante, S.A.B. de C.V. We now own 100% of this subsidiary which consists of 200 RadioShack-branded stores and 14 dealers throughout Mexico. The purchase price was $44.7 million which consisted of $42.0 million in cash paid and transaction costs, net of cash acquired, plus $2.7 million in assumed debt. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $35.2 million, all of which was attributed to goodwill. The goodwill will not be subject to amortization for book purposes but rather an annual test for impairment. The premium we paid in excess of the fair value of the net assets acquired was based on the established business in Mexico and our ability to expand our business in Mexico and possibly other countries. The goodwill will not be deductible for tax purposes. Results of the acquired business have been included in our operations from December 1, 2008, and were immaterial. If we had owned 100% of RadioShack de Mexico for all of 2008, we would have recognized approximately $100 million in additional net sales and operating revenues.

2007 COMPARED WITH 2006

2006 RESTRUCTURING REVIEW

Due to negative trends that developed in our business during calendar year 2005, we announced a restructuring program on February 17, 2006, that contained four key components:

•	Update our inventory
•
Focus on our top-performing U.S. RadioShack company-operated stores, while closing 400 to 700 U.S. RadioShack company-operated stores, and aggressively relocate other U.S. RadioShack company-operated stores

•	Consolidate our distribution centers
•	Reduce our overhead costs

Through December 31, 2006, we conducted a liquidation of certain inventory during the summer and fall of 2006, and replaced underperforming merchandise with new faster-moving merchandise. During the summer of 2006, we also focused on our top-performing stores and completed the closure of 481 underperforming stores, reducing the number of retail employees in connection with these closures. Additionally, we consolidated our distribution centers in the fall of 2006. Management also reduced our cost structure, including our advertising spend rate and our workforce within our corporate headquarters. A number of other cost reductions were implemented. As of December 31, 2006, we considered our restructuring program to be substantially complete.

The 2006 restructuring affects comparability in certain areas of this MD&A discussion and is discussed where necessary.

See “Financial Impact of Restructuring Program” below for a discussion of the financial impact of our 2006 restructuring program.

NET SALES AND OPERATING REVENUES

Consolidated net sales decreased 11.0% or $525.8 million to $4,251.7 million in 2007, from $4,777.5 million in 2006. This decrease was primarily due to a comparable store sales decline of 8.2% in addition to the closure of 481 U.S. RadioShack company-operated stores during June and July 2006 as part of our 2006 restructuring. Approximately 290 of the 481 stores were closed in July 2006, with a majority of the remainder closed in the last half of June 2006. The decrease in comparable store sales was primarily caused by a decline in our wireless and personal electronics platform sales.

U.S. RadioShack Company-Operated Stores

To assist in comparability, the revenue discussion presented below primarily analyzes results excluding the stores closed in 2006.

Excluding the effects of the 2006 store closures, sales in our wireless platform decreased 13.7% in 2007. This decrease was primarily driven by a decline in postpaid wireless sales for our two main wireless carriers. We believe that these sales declines were the result of increased wireless competition, a challenging wireless industry environment, and a shift to prepaid handsets and corresponding service plans. This decrease, however, was partially offset by increased sales of GPS products, particularly in the fourth quarter of 2007, and prepaid wireless handset sales. Including the effects of the 2006 store closures, wireless platform sales decreased 15.7%.

Excluding the effects of the 2006 store closures, sales in our accessory platform decreased 2.3% in 2007. This decrease was primarily the result of declines in wireless and home entertainment accessory sales, but partially offset by increases in media storage and imaging accessories sales. Including the effects of the 2006 store closures, accessory platform sales decreased 5.7%.

Excluding the effects of the 2006 store closures, sales in our personal electronics platform decreased 11.7% in 2007. This decrease was driven primarily by sales declines in satellite radios and digital music players, but was partially offset by increased sales of video gaming products. Including the effects of the 2006 store closures, personal electronics platform sales decreased 13.7%.

Excluding the effects of the 2006 store closures, sales in our modern home platform decreased 5.7% in 2007. This decrease was the result of sales declines in residential telephones, and DVD players and recorders, offset by increased sales of laptop computers, PC peripherals, and flash drives. Including the effects of the 2006 store closures, modern home platform sales decreased 8.3%.

Excluding the effects of the 2006 store closures, sales in our power platform decreased 5.6% in 2007. This sales decline was the result of decreased sales of general purpose and special purpose telephone batteries. Including the effects of the 2006 store closures, power platform sales decreased 8.6%.

Excluding the effects of the 2006 store closures, sales in our technical platform decreased 2.2% in 2007. This sales decline was due primarily to a decrease in sales of robotic kits, metal detectors and tools, partially offset by an increase in audio cable sales. Including the effects of the 2006 store closures, technical platform sales decreased 6.9%.

Excluding the effects of the 2006 store closures, sales in our service platform decreased 2.6% in 2007. Prepaid airtime sales increased for the year ended December 31, 2007; however, this gain was more than offset by decreases in bill payment revenue. Including the effects of the 2006 store closures, service platform sales decreased 4.9%.Other revenue decreased $4.0 million or 22.9% in 2007 due in part to the 2006 store closures and to a decline in store repair revenue.

Kiosks

Kiosk sales decreased 12.8% or $43.5 million in 2007. While this decrease is partially attributable to fewer kiosk locations compared to the prior year, we believe that this sales decline was primarily the result of increased wireless competition, a challenging wireless industry environment, and a customer shift to prepaid handsets which are generally priced lower than postpaid handsets.

Other Sales

Other sales in 2006 included sales of our now closed Canadian company-operated stores. Other sales were down $40.2 million or 11.3% in 2007. This sales decrease was primarily due to the sale or closure of five service centers late in the second quarter of 2006, fewer dealer outlets in 2007, and a decline in product sales to the remaining dealers.

GROSS PROFIT

Consolidated gross profit and gross margin for 2007 were $2,025.8 million and 47.6%, respectively, compared with $2,129.4 million and 44.6% in 2006 resulting in a 4.9% decrease in gross profit dollars and a 300 basis point increase in our gross margin.

The decrease in gross profit for 2007 was the result of a decline in net sales and operating revenues primarily due to a comparable store sales decrease and store closures associated with our 2006 restructuring. Our 2007 gross margin increased primarily due to an improvement in our inventory management and a shift in product mix. In addition, refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes were recorded in the first and fourth quarters of 2007, respectively. A portion of these refunds totaling $18.8 million was recorded as a reduction to cost of products sold, which accounted for a 44 basis point increase in our gross margin. See Note 13 – “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSE

Our consolidated SG&A expense decreased 15.0% or $272.2 million in 2007. This represents a 170 basis point decrease as a percentage of net sales and operating revenues compared to 2006.

Payroll and commissions expense decreased in dollars and as a percentage of net sales and operating revenues. This decrease was primarily driven by a reduction in our corporate support staff, a reduction of store personnel from store closures in 2006, and better management of store labor hours. Additionally, compensation included an $8.5 million charge recorded in the first quarter of 2007 associated with the reduction of approximately 280 corporate support employees, while the year ended December 31, 2006, included employee separation charges of approximately $16.1 million connected with the 2006 restructuring. Furthermore, our accrued vacation was reduced $14.3 million in 2007 in connection with the modification of our employee vacation policy during 2007.

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

Professional fees decreased in both dollars and as a percent of net sales and operating revenues. The decrease relates to a decline in our use of consultants and lower fees incurred as a result of our defense of certain class action lawsuits during 2006, as well as prior year recognition of $5.1 million of the $8.8 million charge to establish a legal reserve for the settlement of these lawsuits. See Note 12 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of these lawsuits.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization for 2007 declined $15.5 million or 12.1%. This decrease was primarily due to the closure of stores and acceleration of depreciation as part of our 2006 restructuring, as well as a reduction in our capital expenditures during 2007. Additionally, the 2007 decline within the kiosk segment was the result of an impairment recorded during the third quarter of 2006.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

During 2007, we recorded impairment charges for long-lived assets related primarily to our Sprint Nextel kiosk operations and U.S. RadioShack company-operated stores of $2.7 million. We recorded this amount based on the remaining estimated future cash flows related to these specific stores. It was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value.

In February 2006, as part of our restructuring program, our board of directors approved the closure of 400 to 700 U.S. RadioShack company-operated stores. During the first half of 2006, we identified the stores for closure and subsequently performed the impairment test. Based on the remaining estimated future cash flows related to these specific stores, it was determined that the net book value of some of the stores' long-lived assets to be held for use was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value, resulting in a $9.2 million impairment loss related to our U.S. RadioShack company-operated store segment. By July 31, 2006, we had closed 481 specific stores under the restructuring program; there were no additional closures under this program for the remainder of the year.

Also, we purchased certain assets from Wireless Retail, Inc. during the fourth quarter of 2004 for $59.6 million, which resulted in the recognition of $18.6 million of goodwill and a $32.1 million intangible asset related to a five-year agreement with Sam’s Club to operate wireless kiosks in approximately 540 Sam’s Club locations nationwide. These assets relate to our kiosk segment. As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill associated with our kiosk operations, were impaired. We performed impairment tests on both the long-lived assets associated with our Sam’s Club agreement, including the intangible asset relating to the five-year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five-year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment in 2006. The remaining intangible balance is being amortized over the remaining life of the Sam’s Club agreement, which was originally scheduled to expire in September 2009.

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

Additionally, based on historical and expected cash flows for U.S. RadioShack company-operated stores and kiosks, we recorded an impairment charge of $4.6 million related to property and equipment and an impairment charge of $1.2 million related to goodwill.These 2006 impairment charges, aggregating $44.3 million, were recorded within impairment of long-lived assets and other charges in the accompanying Consolidated Statement of Income.

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

Interest income increased 205% to $22.6 million in 2007 from $7.4 million in 2006. This increase was due to a higher average investment balance for 2007, as well as higher average investment rates. Additionally, we recorded $2.6 million of interest income related to federal telecommunications excise tax refunds during 2007. See Note 13 – “Federal Excise Tax” for a discussion of the impact of the federal telecommunications excise tax.

OTHER INCOME (LOSS)

In 2007, we recognized a net gain of $0.9 million relating to our derivative exposure to Sirius. During the third quarter of 2007, we modified the expected date at which we would settle the warrants, resulting in a $2.4 million unrealized gain, which was offset by mark-to-market losses of $1.5 million during the year, compared to a loss of $5.9 million for the year ended December 31, 2006.

Additionally, in 2006 we had a $2.7 million loss related to an other than temporary impairment of other investments.

INCOME TAX PROVISION

Our effective tax rate for 2007 was 35.4% compared to 34.1% in 2006. The 2007 effective tax rate was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest. Refer to Note 9 – “Income Taxes” of our consolidated financial statements for additional information. This $10.0 million reversal lowered our effective tax rate 273 basis points for the year ended December 31, 2007. Furthermore, the effective tax rate for 2006 was primarily affected by the tax benefit associated with inventory donations occurring in the quarter ended June 30, 2006. During the second quarter of 2006, we donated approximately $20 million in inventory to charitable organizations in a manner that provided us with a tax deduction in excess of the inventory cost. The entire tax benefit attributable to this charitable donation deduction is reflected in the effective tax rate for the second quarter of 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

CASH FLOW AND LIQUIDITY

A summary of cash flows from operating, investing and financing activities is outlined in the table below.

	Year Ended December 31,
(In millions)	2008	2007	2006
Operating activities	$274.6	$379.0	$314.8
Investing activities	(124.3)	(42.0)	(79.3)
Financing activities	154.8	(299.3)	12.5

Cash Flow – Operating Activities

Cash flows from operating activities provide us with the majority of our liquidity. Cash provided by operating activities in 2008 was $274.6 million, compared with $379.0 million and $314.8 million in 2007 and 2006, respectively. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $339.5 million, $358.9 million, and $230.7 million for 2008, 2007, and 2006, respectively. Cash used in working capital components was $64.9 million in 2008 compared with cash provided by working capital components of $20.1 million and $84.1 million in 2007 and 2006, respectively.

Cash Flow – Investing Activities

Cash used in investing activities was $124.3 million, $42.0 million, and $79.3 million in 2008, 2007, and 2006, respectively. The 2008 increase was primarily the result of our $42.0 million acquisition of RadioShack de Mexico and $85.6 million in capital expenditures for our U.S. RadioShack company-operated stores and information system projects. We anticipate that our capital expenditure requirements for 2009 will range from $75 million to $100 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2009 capital expenditures. As of December 31, 2008, we had $814.8 million in cash and cash equivalents. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Cash Flow – Financing Activities

Cash provided by financing activities was $154.8 million and $12.5 million for 2008 and 2006, respectively, compared to cash used of $299.3 million in 2007. The cash provided by financing activities in 2008 was primarily driven by the issuance of our 2013 convertible notes and associated hedge and warrant transactions. We used cash of $111.3 million and $208.5 million to repurchase our common stock during 2008 and 2007, respectively. The 2007 stock repurchases were partially funded by $81.3 million received from stock option exercises. The balance of capital to repurchase shares was obtained from cash generated from operations. Additionally, we paid off our $150.0 million ten-year unsecured note payable which matured in September 2007.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $157.7 million in 2008, $300.9 million in 2007, and $189.9 million in 2006. The decrease in free cash flow for 2008 was attributable to lower earnings, more cash used in working capital, and increased capital expenditures.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $274.6 million in 2008, $379.0 million in 2007, and $314.8 million in 2006. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2008	2007	2006
Net cash provided by operating activities	$274.6	$379.0	$314.8
Less:
Additions to property, plant and equipment	85.6	45.3	91.0
Dividends paid	31.3	32.8	33.9

Free cash flow	$157.7	$300.9	$189.9

CAPITAL STRUCTURE AND FINANCIAL CONDITION

We consider our capital structure and financial condition to be strong. We had $814.8 million in cash and cash equivalents at December 31, 2008, for our funding needs. Additionally, we have available to us a $325 million bank credit facility. As of December 31, 2008, we had no borrowings under this credit facility.

Debt Obligations

Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “Convertible Notes”) in a private offering. Each $1,000 of principal of the Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions occurs:

•
During any calendar quarter, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date

•	We make specified distributions to holders of our common stock or specified corporate transactions occur

Concurrent with the issuance of the Convertible Notes, we entered into note hedge transactions with Citi and Bank of America whereby we have the option to purchase up to 15.5 million shares of our common stock at a price of $24.25 per share (the “Convertible Note Hedges”), and we sold warrants to the same financial institutions whereby they have the option to purchase up to 15.5 million shares of our common stock at a per share price of $36.60 (the “Warrants”). The Convertible Note Hedges and Warrants were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes. The Convertible Note Hedges and Warrants are separate contracts with the two financial institutions, are not part of the terms of the Convertible Notes, and do not affect the rights of holders under the Convertible Notes. A holder of the Convertible Notes does not have any rights with respect to the Convertible Note Hedges or Warrants.

The net proceeds retained by RadioShack as a result of the issuance of the Convertible Notes, the purchase of the Convertible Note Hedges, and the proceeds received from the issuance of the Warrants were approximately $319.2 million. We completed these transactions to secure a source of liquidity in preparation for our $300 million credit facility expiring in June of 2009. On September 11, 2008, we terminated this credit facility.

For a more detailed description of the Convertible Notes, Convertible Note Hedges and Warrants, please see Note 5 – “Indebtedness and Borrowing Facilities” and Note 6 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

Long-Term Notes: On May 11, 2001, we issued $350 million of 10-year 7.375% notes in a private offering to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. Our counterparty for these swaps is Citi. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded $6.7 million in other non-current assets, net at December 31, 2008, and $1.5 million in other non-current liabilities at December 31, 2007, for the fair value of these agreements and adjusted the carrying value of the related debt by the same amounts.

In August 1997 we filed a $300 million debt shelf registration statement. In August 1997, we issued $150 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes was 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contained customary non-financial covenants. In September 2007, our $150 million ten-year unsecured note payable came due. Upon maturity, we paid off the $150 million note payable utilizing our available cash and cash equivalents. During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million. This interest rate swap agreement expired in conjunction with the maturity of the note payable.

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

Available Financing

Credit Facilities: At December 31, 2008, we had $325 million borrowing capacity available under our existing credit facility. This facility expires in May of 2011.

As mentioned above, on September 11, 2008, we terminated our $300 million credit facility which was set to expire in June of 2009. This facility was no longer required due to the issuance of our Convertible Notes as discussed above.

Our $325 million credit facility provides us a source of liquidity. This facility is provided by a syndicate of lenders with a majority of the facility provided by Wells Fargo, Citi, and Bank of America. As of December 31, 2008, there were no outstanding borrowings under this credit facility, nor were any of our facilities utilized during 2008. Interest charges under our facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facility has customary terms and covenants, and we were in compliance with these covenants at December 31, 2008.

Impact of 2008 Global Credit Crisis and Economic Downturn

During the last four months of 2008, a combination of economic factors created an extremely adverse environment for the retail industry. These factors included volatility in the capital markets, increased costs associated with issuing debt instruments, and limited or no access to those markets for many companies and consumers. These credit market conditions, the general downturn in the U.S. economy, and consumer sentiment as reflected in record low measurements of The Conference Board Consumer Confidence Index™ during the fourth quarter of 2008 contributed to a significant reduction in consumer spending during the fourth quarter as compared to 2007 and other recent years.

Our consolidated net sales decreased 7.7% or $105.6 million to $1,258.7 million for the fourth quarter, compared with $1,364.3 million in 2007. Consolidated gross profit decreased 13.9% or $84.9 million to $526.3 million for the fourth quarter, compared with $611.2 million in 2007. While these declines were significant, we were able to generate $96.5 million in pre-tax income and $99.3 million of net cash provided by operating activities during the fourth quarter.

If the current economic conditions persist or worsen, it could have an adverse impact on our business and on the financial condition of some of our customers, wireless and other service providers, and merchandise suppliers. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers or service providers, current market conditions increase the probability that we could experience losses from customer, supplier, or service provider defaults.

If a scenario as described above occurred, it could cause the rating agencies to lower our credit ratings, thereby increasing our borrowing costs, or even causing a further reduction in or elimination of our access to debt and/or equity markets.

We do not have any debt maturities until 2011 and, as discussed above, our liquidity needs are generally met through cash provided by operations and our cash on hand. If we need additional funds, we can draw on our credit facility expiring in 2011.

Capitalization

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2008		2007
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Current debt	$39.3	2.5%	$61.2	5.2%
Long-term debt	732.5	46.1	348.2	29.5
Total debt	771.8	48.6	409.4	34.7
Stockholders’ equity	817.3	51.4	769.7	65.3
Total capitalization	$1,589.1	100.0%	$1,179.1	100.0%

Our debt-to-total capitalization ratio increased in 2008 from 2007, due to the issuance of $375 million of Convertible Notes.

Debt Ratings

Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of February 5, 2009.

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Negative

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

Dividends

We have paid common stock cash dividends for 22 consecutive years. On November 6, 2008, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 17,

2008, to stockholders of record on November 28, 2008. The dividend payment of $31.3 million was funded from cash on hand.

Operating Leases

We use operating leases, primarily for our retail locations and our corporate campus, to lower our capital requirements.

Share Repurchases

In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. During 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this program. During 2007, we repurchased 8.7 million shares or $208.5 million of our common stock under this program. As of December 31, 2008, there were no further share repurchases authorized under this program.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of December 31, 2008, there was $90.0 million available for share repurchases under this plan.

Seasonal Inventory Buildup

Typically, our annual cash requirements for pre-seasonal inventory buildup range between $200 million and $400 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. We had $814.8 million in cash and cash equivalents as of December 31, 2008, as a resource for our funding needs. Additionally, borrowings may be utilized to fund the inventory buildup as described in “Available Financing” above.

Contractual and Credit Commitments

The following tables, as well as the information contained in Note 5 - "Indebtedness and Borrowing Facilities" to our Notes to Consolidated Financial Statements, provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2008.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$726.0	$--	$350.0	$375.0	$1.0
Interest obligations	178.7	49.5	85.9	43.3	--
Operating lease obligations	640.3	193.5	283.2	115.1	48.5
Purchase obligations (1)	283.8	269.4	14.2	0.2	--
Other long-term liabilities reflected on the balance sheet (2)	96.5	--	22.4	7.2	20.8
Total	$1,925.3	$512.4	$755.7	$540.8	$70.3

(1)	Purchase obligations include our product commitments, marketing agreements and freight commitments.
(2)
Includes a $46.1 million liability for unrecognized tax benefits. We are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time; therefore the related balances have not been reflected in the ‘‘Payments Due by Period’’ section of the table.

For more information regarding long-term debt and lease commitments, refer to Note 5 – “Indebtedness and Borrowing Facilities” and Note 12 – Commitments and Contingencies”, respectively, of our Notes to Consolidated Financial Statements.

The table below contains our credit commitments from various financial institutions.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$325.0	$--	$325.0	$--	$--
Standby letters of credit	33.7	33.7	--	--	--
Total commercial commitments	$358.7	$33.7	$325.0	$--	$--

Assigned Lease Obligations

We have retail leases for locations that were assigned to other businesses.  The majority of these lease obligations arose from leases assigned to CompUSA, Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

Following an announcement in February 2007 of its intentions to close as many as 126 stores and an announcement in December 2007 that they had been acquired by Gordon Brothers Group, CompUSA stores ceased operations in January 2008.  A portion of the closed stores represents locations where we may be liable for the rent payments on the underlying lease.  To date, we have been named as defendants in a total of eleven lawsuits from lessors seeking payment from us.

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

FINANCIAL IMPACT OF 2006 RESTRUCTURING PROGRAM

As discussed previously, our 2006 restructuring program, as originally stated in February 2006, contained four key components:

•	Update our inventory
•
Focus on our top-performing U.S. RadioShack company-operated stores, while closing 400 to 700 U.S. RadioShack company-operated stores and aggressively relocate other U.S. RadioShack company-operated stores

•	Consolidate our distribution centers
•	Reduce our overhead costs

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our restructuring program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores. For these closed stores, we recognized a charge in 2006 of $9.1 million to SG&A for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve was not recognized until a store had been closed or when a buy-out agreement had been reached with the landlord. Regarding the 481 stores we closed as a result of the restructuring program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful lives had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed until certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million had been recognized in SG&A as retention and severance benefits for store employees, with $3.6 million in benefits paid to that date. Additionally, as part of our store closure activities, we incurred and recognized in SG&A $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

All stores identified for closure under the restructuring program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations of $0.8 million still existed at December 31, 2008. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations.

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

Inventory Update: We replaced underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge to cost of products sold of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our restructuring program.

The following table summarizes the activity related to the 2006 restructuring program from February 17, 2006, through December 31, 2007:

			Asset	Accelerated
(In millions)	Severance	Leases	Impairments	Depreciation	Other	Total
Total charges for 2006	$16.1	$12.3	$9.2	$2.1	$4.9	$44.6

Total spending for 2006, net of amounts realized from sale of fixed assets	(10.4)	(8.5)	--	--	(4.6)	(23.5)
Total non-cash items	--	0.9	(9.2)	(2.1)	(0.2)	(10.6)
Accrual at December 31, 2006	5.7	4.7	--	--	0.1	10.5

Total spending for 2007	(5.0)	(3.9)	--	--	(0.1)	(9.0)

Additions for 2007	--	1.4	--	--	--	1.4
Accrual at December 31, 2007	$0.7	$2.2	$--	$--	$--	$2.9

We made cash payments during 2008 in the amount of $2.1 million. The total remaining accrual at December 31, 2008, was $0.8 million related to remaining lease obligations.

See the allocation of our restructuring charges within our segments in Note 16 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases described above, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

INFLATION

With the exception of increased energy costs in 2007 and the first half of 2008, inflation has not significantly impacted us over the past three years. We do not expect inflation to have a significant impact on our operations in the foreseeable future.

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

Revenue Recognition: Our revenue is derived principally from the sale of name brand and private brand products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Estimated product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. If actual results differ from these estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.6 million in 2008.

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

We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $1.0 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that may arise above the deductible. We also have a self-insured health program administered by a third-party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on historical claims experience, demographic factors, severity factors, and other factors we deem relevant. A 10% change in our insurance reserves at December 31, 2008, would have affected net income by approximately $5.7 million. As of December 31, 2008, actual losses had not exceeded our expectations. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

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

Additionally, we are involved in legal proceedings and governmental inquiries associated with employment and other matters. A reserve has been established based on our best estimate of the probable losses in these matters. This estimate has been developed in consultation with in-house and outside legal counsel and is based upon a combination of litigation and settlement strategies.

Although we believe that our tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, including Goodwill: Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as negative cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on projected future discounted cash flows.

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

We have acquired goodwill and other separately identifiable intangible assets related to business acquisitions. The original valuation of these intangible assets is based on estimates for future profitability, cash flows and other judgmental factors. We review our goodwill and other intangible asset balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible asset might exceed their current fair value.

The determination of fair value is based on various valuation techniques such as discounted cash flow and other comparable market analyses. These valuation techniques require us to make estimates and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors. If actual results or performance of certain business units are different from our estimates, we may be exposed to an impairment charge related to our goodwill or intangible assets. The total value of our goodwill and intangible assets at December 31, 2008, was $38.8 million.

Stock-Based Compensation: We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 7 - “Stock-Based Incentive Plans” for a more complete discussion of our stock-based compensation programs.

At the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options with only service conditions is estimated using the Black-Scholes-Merton option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a lattice model with Monte Carlo simulations. The Black-Scholes-Merton and lattice models require management to apply judgment and use highly subjective assumptions, including expected option life, expected volatility, and expected employee forfeiture rate. We use historical data and judgment to estimate the expected option life and the employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility.

While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2008 would have affected our net income by approximately $1.3 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2008, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were the interest rate swaps noted in our MD&A. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at December 31, 2008, of $597.8 million, consisting of fluctuating short-term investments of $747.8 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.0 million. This hypothesis assumes no change in the principal or investment balance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 14, 2009. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2008 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Other Matters Involving Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Development and Compensation Committee on Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
               MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2008, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	5,984	(2)	$28.44	6,018	(3)
Equity compensation plans not approved by shareholders (4)	7,003		$26.62	3,369
Total	12,987		$27.43	9,387

(1)
Includes the 1993 Incentive Stock Plan, the 1997 Incentive Stock Plan (the “1997 ISP”), the 2001 Incentive Stock Plan, the 2004 Deferred Stock Unit Plan for Non-Employee Directors, and the 2007 Restricted Stock Plan. Refer to Note 7 - “Stock-Based Incentive Plans” of our Notes to Consolidated Financial Statements for further information. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan.

(2)	This amount includes approximately 145,000 shares of restricted stock and approximately 176,000 deferred stock units.
(3)	This amount includes approximately 347,000 shares of restricted stock and approximately 784,000 deferred stock units.
(4)
Includes the 1999 Incentive Stock Plan (the “1999 ISP”) and options granted as an inducement grant in connection with our chief executive officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 7 for more information concerning the 1999 ISP and the third quarter 2006 inducement grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the heading “Review and Approval of Transactions with Related Persons” and “Corporate Governance - Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2009 Annual Meeting under the headings “Fees and Services of the Independent Auditors” and “Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report.

1)	The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" on page 46.

2)            None

3)	A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits beginning on page 46, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

February 24, 2008	/s/ Julian C. Day
Julian C. Day
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 24th day of February, 2008.

Signature	Title

/s/ Julian C. Day	Chairman of the Board and Chief Executive Officer
Julian C. Day	(Principal Executive Officer)

/s/ James F. Gooch	Executive Vice President and Chief Financial Officer
James F. Gooch	(Principal Financial Officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(Principal Accounting Officer)

/s/ Frank J. Belatti	Director	/s/ H. Eugene Lockhart	Director
Frank J. Belatti		H. Eugene Lockhart

/s/ Robert S. Falcone	Director	/s/ Jack L. Messman	Director
Robert S. Falcone		Jack L. Messman

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ Richard J. Hernandez	Director	/s/ Edwina D. Woodbury	Director
Richard J. Hernandez		Edwina D. Woodbury

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2007.

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

Fort Worth, Texas
February 24, 2009

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,224.5	100.0%	$4,251.7	100.0%	$4,777.5	100.0%
Cost of products sold (includes depreciation amounts of $11.2 million, $10.0 million and $10.7 million, respectively)	2,301.8	54.5	2,225.9	52.4	2,648.1	55.4
Gross profit	1,922.7	45.5	2,025.8	47.6	2,129.4	44.6

Operating expenses:
Selling, general and administrative	1,509.8	35.7	1,538.5	36.2	1,810.7	37.9
Depreciation and amortization	88.1	2.1	102.7	2.4	117.5	2.5
Impairment of long-lived assets and other charges	2.8	0.1	2.7	--	44.3	0.9
Total operating expenses	1,600.7	37.9	1,643.9	38.6	1,972.5	41.3

Operating income	322.0	7.6	381.9	9.0	156.9	3.3

Interest income	14.6	0.3	22.6	0.5	7.4	0.1
Interest expense	(29.9)	(0.7)	(38.8)	(0.9)	(44.3)	(0.9)
Other (loss) income	(2.4)	--	0.9	--	(8.6)	(0.2)

Income before income taxes	304.3	7.2	366.6	8.6	111.4	2.3
Income tax expense	111.9	2.6	129.8	3.0	38.0	0.8

Net income	$192.4	4.6%	$236.8	5.6%	$73.4	1.5%

Net income per share:

Basic	$1.49		$1.76		$0.54

Diluted:	$1.49		$1.74		$0.54

Shares used in computing net income per share:

Basic	129.0		134.6		136.2

Diluted	129.1		135.9		136.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In millions, except for share amounts)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$814.8	$509.7
Accounts and notes receivable, net	241.9	256.0
Inventories	636.3	705.4
Other current assets	99.0	95.7
Total current assets	1,792.0	1,566.8

Property, plant and equipment, net	306.4	317.1
Other assets, net	185.1	105.7
Total assets	$2,283.5	$1,989.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$39.3	$61.2
Accounts payable	206.4	257.6
Accrued expenses and other current liabilities	367.3	393.5
Income taxes payable	24.2	35.7
Total current liabilities	637.2	748.0

Long-term debt, excluding current maturities	732.5	348.2
Other non-current liabilities	96.5	123.7
Total liabilities	1,466.2	1,219.9

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized;191,033,000 shares issued	191.0	191.0
Additional paid-in capital	106.0	108.4
Retained earnings	2,153.2	1,992.1
Treasury stock, at cost; 65,950,000 and 59,940,000 shares, respectively	(1,625.9)	(1,516.5)
Accumulated other comprehensive loss	(7.0)	(5.3)
Total stockholders’ equity	817.3	769.7
Total liabilities and stockholders’ equity	$2,283.5	$1,989.6

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$192.4	$236.8	$73.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	99.3	112.7	128.2
Impairment of long-lived assets and other charges	2.8	2.7	44.3
Stock option compensation	10.2	10.7	12.0
Net change in liability for unrecognized tax benefits	4.6	(11.9)	--
Deferred income taxes	13.6	16.5	(32.7)
Other non-cash items	16.0	(9.0)	5.1
Provision for credit losses and bad debts	0.6	0.4	0.4
Changes in operating assets and liabilities:
Accounts and notes receivable	15.2	(0.7)	61.8
Inventories	93.6	46.8	212.8
Other current assets	(8.7)	5.3	2.5
Accounts payable, accrued expenses, income taxes payable and other	(165.0)	(31.3)	(193.0)
Net cash provided by operating activities	274.6	379.0	314.8

Cash flows from investing activities:
Additions to property, plant and equipment	(85.6)	(45.3)	(91.0)
Proceeds from sale of property, plant and equipment	0.9	1.5	11.1
Acquisition of Mexican subsidiary, net of cash acquired	(42.0)	--	--
Other investing activities	2.4	1.8	0.6
Net cash used in investing activities	(124.3)	(42.0)	(79.3)

Cash flows from financing activities:
Purchases of treasury stock	(111.3)	(208.5)	--
Issuance of convertible notes	375.0	--	--
Convertible notes issuance costs	(9.4)	--	--
Purchase of convertible notes hedges	(86.3)	--	--
Sale of common stock warrants	39.9	--	--
Sale of treasury stock to employee benefit plans	--	--	10.5
Proceeds from exercise of stock options	--	81.3	1.7
Payments of dividends	(31.3)	(32.8)	(33.9)
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(16.8)	10.7	42.2
Repayments of borrowings	(5.0)	(150.0)	(8.0)
Net cash provided by (used in) financing activities	154.8	(299.3)	12.5

Net increase in cash and cash equivalents	305.1	37.7	248.0
Cash and cash equivalents, beginning of period	509.7	472.0	224.0
Cash and cash equivalents, end of period	$814.8	$509.7	$472.0

Supplemental cash flow information:
Interest paid	$26.5	$42.6	$44.0
Income taxes paid	123.2	112.2	52.9

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Shares at December 31,			Dollars at December 31,
(In millions)	2008	2007	2006	2008	2007	2006
Common stock
Beginning and end of year	191.0	191.0	191.0	$191.0	$191.0	$191.0

Treasury stock
Beginning of year	(59.9)	(55.2)	(56.0)	$(1,516.5)	$(1,409.1)	$(1,431.6)
Purchase of treasury stock	(6.1)	(8.7)	--	(111.3)	(208.5)	--
Issuance of common stock	0.1	0.5	0.6	1.9	12.8	18.6
Exercise of stock options and grant of stock awards	--	3.5	0.2	--	88.3	3.9
End of year	(65.9)	(59.9)	(55.2)	$(1,625.9)	$(1,516.5)	$(1,409.1)

Additional paid-in capital
Beginning of year				$108.4	$92.6	$87.7
Issuance of common stock				0.2	6.2	(5.7)
Exercise of stock options and grant of stock awards				--	(8.4)	(1.7)
Stock option compensation				10.2	10.7	12.0
Net stock-based compensation income tax benefits				--	7.3	0.3
Purchase of convertible notes hedges				(86.3)	--	--
Tax benefit from purchase of convertible notes hedges				33.6	--	--
Sale of common stock warrants				39.9	--	--
End of year				$106.0	$108.4	$92.6

Retained earnings
Beginning of year				$1,992.1	$1,780.9	$1,741.4
Net income				192.4	236.8	73.4
Cash dividends declared				(31.3)	(32.8)	(33.9)
Adoption of FASB Interpretation No. 48				--	7.2	--
End of year				$2,153.2	$1,992.1	$1,780.9

Accumulated other comprehensive (loss) income
Beginning of year				$(5.3)	$(1.6)	$0.3
Other comprehensive loss				(1.7)	(3.7)	(1.9)
End of year				$(7.0)	$(5.3)	$(1.6)

Total stockholders' equity				$817.3	$769.7	$653.8

Comprehensive income
Net income				$192.4	$236.8	$73.4
Other comprehensive loss, net of tax:
Foreign currency translation adjustments				(2.5)	(4.0)	0.3
Pension adjustments, net of tax				0.8	0.4	(1.0)
Amortization of gain on cash flow hedge				--	(0.1)	(0.1)
Unrealized loss on securities				--	--	(1.1)
Other comprehensive loss				(1.7)	(3.7)	(1.9)
Comprehensive income				$190.7	$233.1	$71.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Acquisitions
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Stock-Based Incentive Plans
Note 8	Employee Benefit Plans
Note 9	Income Taxes
Note 10	Net Income Per Share
Note 11	Fair Value Measurements
Note 12	Commitments and Contingencies
Note 13	Federal Excise Tax
Note 14	Restructuring Program
Note 15	Corporate and Field Headcount Reduction
Note 16	Segment Reporting
Note 17	Quarterly Data (Unaudited)

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

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2008, we operated 4,453 company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products. Our product lines include wireless telephones and communication devices such as scanners and GPS; flat panel televisions, residential telephones, DVD players, computers and direct-to-home (“DTH”) satellite systems; home entertainment, wireless, imaging and computer accessories; general and special purpose batteries; wire, cable and connectivity products; and digital cameras, radio-controlled cars and other toys, satellite radios and memory players. We also provide consumers access to third-party services such as wireless telephone and DTH satellite activation, satellite radio service, prepaid wireless airtime and extended service plans.

KIOSKS
At December 31, 2008, we operated 688 kiosks located throughout the United States and Puerto Rico. These kiosks are primarily inside Sam’s Club locations, as well as stand-alone Sprint Nextel kiosks in shopping malls. These locations, which are not RadioShack-branded, offer primarily wireless handsets and their associated accessories. We also provide consumers access to third-party wireless telephone services. Our contract to operate Sprint Nextel kiosks expires in June of 2009. We are currently in discussion with Sprint Nextel to renew this contract, but the ultimate resolution is unknown at this time. The possible outcomes include renewing the contract under the same terms and conditions, modifying the contract, or ceasing operations.

In February 2009, we signed a contract extension through March 31, 2011, with a transition period ending June 30, 2011, with Sam’s Club to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we will assign the operation of 66 kiosk locations to Sam’s Club by July 2009. Upon the execution of this agreement, Sam’s Club had the right to assume the operation of approximately 25 kiosk locations. Based on certain performance metrics, Sam’s Club could acquire the right to assume approximately 25 additional kiosk locations in 2010. The total number of locations assumed by Sam’s Club, for any reason, may not exceed 51 kiosk locations during term of the contract.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2008, we had a network of 1,394 RadioShack dealer outlets, including 36 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia, and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2008, we had eight RadioShack service centers in the U.S. and one in Puerto Rico that repair certain name brand and private brand products sold through our various sales channels.

International Operations: As of December 31, 2008, there were 200 company-operated stores under the RadioShack brand, 14 dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we acquired 100% ownership of this joint venture. See Note 4 - “Acquisitions” for more information. All of our 23 locations in Canada were closed by January 31, 2007.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2008, we had four distribution centers shipping over 900 thousand cartons each month, on average, to our U.S. retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. RadioShack company-operated stores. During the first half of 2008, we closed our distribution center in Columbus, Ohio.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. RadioShack company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one overseas manufacturing operation in China. These three manufacturing facilities employed approximately 1,900 employees as of December 31, 2008. We manufacture a variety of products, primarily sold through our retail outlets, including telephony, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include our accounts and our majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for using the equity method. Significant intercompany transactions and accounts are eliminated in consolidation.

Segments: U.S. RadioShack company-operated stores and kiosks are our reportable segments based on the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures About Segments of an Enterprise and Related Information." The accounting policies of the reportable segments are the same as those described in the remainder of this note.

Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ materially from those estimates.

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 1.0% and 3.3% at December 31, 2008 and 2007, respectively, for cash equivalents totaling $747.8 million and $483.9 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. However, we do have some concentration of credit risk from service providers in the wireless telephone industry, direct-to-home satellite systems, and satellite radios due to sales of their products and services. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our expectations. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered.

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

Property, Plant and Equipment: We state our property, plant and equipment at cost, less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the following useful lives: 10-40 years for buildings; 2-15 years for furniture, fixtures, equipment and software; leasehold improvements are amortized over the shorter of the terms of the underlying leases, including certain renewal periods, or the estimated useful lives of the improvements. Major additions and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Expenditures for normal maintenance and repairs are charged directly to expense as incurred.

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2008, 2007 and 2006, totaled $50.3 million, $50.4 million and $46.0 million, net of accumulated amortization of $124.2 million, $100.1 million and $98.7 million, respectively.

Impairment of Long-Lived Assets: We review long-lived assets (primarily property, plant and equipment) held and used or to be disposed of for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Recoverability is assessed based on estimated undiscounted cash flows from the useful asset, pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” If the carrying amount of an asset is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on projected future discounted cash flows. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations.

Leases: For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and certain option renewal periods that appear to be reasonably assured at the inception of the lease. The lease term commences on the date that that we take possession of or control the physical use of the property. Deferred rent is included in other current liabilities in the consolidated balance sheets.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangibles with indefinite useful lives are not amortized but are reviewed at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We estimate fair values utilizing valuation methods such as discounted cash flows.

The changes in the carrying amount of goodwill by segment were as follows for the years ended December 31, 2008 and 2007:

(In millions)	U.S. RadioShack Stores	Kiosks	Other	Total

Balances at December 31, 2006	$2.0	$--	$0.5	$2.5
Dealer conversions	0.4	--	--	0.4
Balances at December 31, 2007	2.4	--	0.5	2.9
Dealer conversions	0.4	--	--	0.4
Acquisition of RadioShack de Mexico	--	--	35.2	35.2
Foreign currency translation adjustment	--	--	(1.8)	(1.8)
Balances at December 31, 2008	$2.8	$--	$33.9	$36.7

Self-Insurance: We are self-insured for certain claims relating to workers’ compensation, automobile, property, employee health-care, and general and product liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. We estimate our self-insured liabilities using historical claims experience and actuarial assumptions followed in the insurance industry. Although we believe we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized. Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested.

Revenue Recognition: Our revenue is derived principally from the sale of name brand and private brand products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. In most cases, the third-party service provider pays us an upfront commission for obtaining a new customer, as well as a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income constitute approximately one-third of our total revenue. Our two largest third-party wireless service providers are Sprint Nextel and AT&T.

Cost of Products Sold: Cost of products sold primarily includes the total cost of merchandise inventory sold, direct costs relating to merchandise acquisition and distribution (including depreciation and excise taxes), costs of services provided, in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, physical inventory valuation adjustments and losses, customer shipping and handling charges, and certain vendor allowances (see “Vendor Allowances” below).

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see our previous “Vendor Allowances” discussion). Advertising expense was $214.5 million, $208.8 million and $216.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective application method as permitted by SFAS 123R. Under this method, we record stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Our stock-based compensation relates to stock options, restricted stock awards, and other equity-based awards issued to our employees and directors.

Fair Value of Financial Instruments: The fair value of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying values because of the short maturity of these instruments. Derivative financial instruments are recorded at fair value. See Note 5 - “Indebtedness and Borrowing Facilities” for information related to the fair value of our long-term debt.

Derivative Instruments and Hedging Activities: We recognize all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

We maintain internal controls over our hedging activities, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We monitor our hedging positions and credit worthiness of our counter-parties and do not anticipate losses due to our counter-parties’ nonperformance. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

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

Reclassifications: Certain amounts in the December 31, 2007 and 2006, financial statements have been reclassified to conform with the December 31, 2008, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

Recently Issued Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. While we are currently evaluating the impact of adopting the remaining provisions of SFAS No. 157, we do not expect these provisions to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009, and it had no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, but we do not expect it to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 became effective on November 15, 2008, but did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” This staff position will require us to separately account for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This staff position will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. This staff position will be effective for fiscal years beginning after December 15, 2008, and we are required to adopt it in our first quarter of 2009. The staff position does not permit early application and requires retrospective application to all periods presented. See Note 5 – “Indebtedness and Borrowing Facilities” for further discussion of the effects of this staff position on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This staff position became effective upon issuance, including prior periods for which financial statements have not been issued. We have adopted this staff position for the consolidated financial statements contained within this Form 10-K. The adoption did not result in a material impact to the consolidated financial statements.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2008 and 2007, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2008	2007
Receivables from vendors and service providers, net	$144.2	$156.9
Trade accounts receivable	68.6	62.1
Other receivables	30.6	39.5
Allowance for doubtful accounts	(1.5)	(2.5)
Accounts and notes receivable, net	$241.9	$256.0

Receivables from vendors and service providers relate to earned marketing development funds, wireless activation commissions, residual income, promotions and other rebates from our third-party service providers and product vendors, after taking into account estimates for service providers’ customer deactivations and non-activations, which are factors in determining the amount of wireless activation commissions and residual income earned.

The change in the allowance for doubtful accounts is as follows:
	December 31,
(In millions)	2008	2007	2006
Balance at the beginning of the year	$2.5	$2.5	$0.9
Provision for bad debts included in selling,
general and administrative expense	0.6	0.4	0.4
Uncollected receivables (written off) recovered, net	(1.6)	(0.4)	1.2
Balance at the end of the year	$1.5	$2.5	$2.5

Other Current Assets, Net:
	December 31,
(In millions)	2008	2007
Deferred income taxes	$63.9	$75.4
Other	35.1	20.3
Total other current assets, net	$99.0	$95.7

Property, Plant and Equipment, Net:
	December 31,
(In millions)	2008	2007
Land	$2.7	$10.6
Buildings	55.0	55.0
Furniture, fixtures, equipment and software	679.6	682.4
Leasehold improvements	358.6	367.7
Total PP&E	1,095.9	1,115.7
Less accumulated depreciation and amortization	(789.5)	(798.6)
Property, plant and equipment, net	$306.4	$317.1

Other Assets, Net:
	December 31,
(In millions)	2008	2007
Notes receivable	$10.3	$14.1
Goodwill	36.7	2.9
Deferred income taxes	94.6	59.7
Intangibles	--	2.2
Other	43.5	26.8
Total other assets, net	$185.1	$105.7

Accrued Expenses and Other Current Liabilities:
	December 31,
(In millions)	2008	2007
Payroll and bonuses	$50.3	$72.9
Insurance	84.2	83.4
Sales and payroll taxes	41.5	51.0
Rent	41.0	41.6
Advertising	31.7	38.0
Gift card liability	20.5	23.2
Other	98.1	83.4
Total accrued expenses and other current liabilities	$367.3	$393.5

Other Non-Current Liabilities:
	December 31,
(In millions)	2008	2007
Deferred compensation	$35.2	$39.2
Liability for unrecognized tax benefits	46.1	58.1
Other	15.2	26.4
Total other non-current liabilities	$96.5	$123.7

NOTE 4 – ACQUISITIONS

RadioShack de Mexico: In December 2008, we acquired the remaining interest (slightly more than 50%) of our Mexican joint venture - RadioShack de Mexico, S.A. de C.V. - with Grupo Gigante, S.A.B. de C.V. We now own 100% of this subsidiary which consists of 200 RadioShack-branded stores and 14 dealers throughout Mexico. The purchase price was $44.7 million which consisted of $42.0 million in cash paid and transaction costs, net of cash acquired, plus $2.7 million in assumed debt. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $35.2 million, all of which was attributed to goodwill. The goodwill will not be subject to amortization for book purposes but rather an annual test for impairment. The premium we paid in excess of the fair value of the net assets acquired was based on the established business in Mexico and our ability to expand our business in Mexico and possibly other countries. The goodwill will not be deductible for tax purposes. Results of the acquired business have been included in our operations from December 1, 2008, and were immaterial.

Wireless Retail, Inc.: During the fourth quarter of fiscal year 2004, we acquired certain assets and assumed certain liabilities of Wireless Retail, Inc. (“WRI”). These assets included wireless kiosks and inventory located within Sam’s Club retail locations. The acquisition was accounted for using the purchase method of accounting as prescribed in SFAS No. 141. The total purchase price was $59.6 million. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $50.7 million, $18.6 million of which was attributed to goodwill and $32.1 million which was attributed to a separately identified intangible asset related to our contract with Sam’s Club. This intangible asset is being amortized over five years.

As a result of continued company and wireless industry growth challenges, together with changes in our senior leadership team during the third quarter of 2006 that resulted in a refocus on allocation of capital and resources towards other areas of our business, we determined that our long-lived assets, including goodwill associated with our kiosk operations, were impaired. We performed impairment tests on both the long-lived assets associated with our Sam’s Club agreement, including the intangible asset relating to the five-year agreement, and the accompanying goodwill.

With respect to the long-lived tangible and intangible assets, we compared their carrying values with their estimated fair values using a discounted cash flow model, which reflected our lowered expectations of wireless revenue growth and the ceased expansion of our kiosk business, and determined that the intangible asset relating to the five-year agreement was impaired. This assessment resulted in a $10.7 million impairment charge to the intangible asset related to our kiosk segment in 2006. The remaining intangible balance is being amortized over the remaining life of the Sam’s Club agreement, which was originally scheduled to expire in September 2009. The balance at December 31, 2008, was $2.1 million.

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

NOTE 5 - INDEBTEDNESS AND BORROWING FACILITIES

Short-Term Debt, Including Current Maturities of Long-Term Debt:
	December 31,
(In millions)	2008	2007
Short-term debt	$39.3	56.2
Current portion of medium-term notes payable	--	5.0
Total short-term debt, including current maturities of long-term debt	$39.3	$61.2

Long-Term Debt, Excluding Current Maturities:
	December 31,
(In millions)	2008	2007
Five year 2.5% unsecured convertible notes due in 2013	$375.0	$--
Ten-year 7.375% unsecured note payable due in 2011	350.0	350.0
Medium-term unsecured notes payable with an interest rate of 6.42% due in 2008	--	5.0
Notes payable with interest rates at December 31, 2008 and 2007, of 1.95% and 4.35%, respectively, due in 2014	1.0	1.0
Unamortized debt discount and other costs	(0.2)	(1.3)
Fair value of interest rate swaps	6.7	(1.5)
	732.5	353.2

Less current portion of:
Notes payable	--	5.0

Total long-term debt, excluding current maturities	$732.5	$348.2

Long-term borrowings outstanding at December 31, 2008, mature as follows:

Long-Term
(In millions)	Borrowings
2009	$--
2010	--
2011	350.0
2012	--
2013	375.0
2014 and thereafter	1.0
Total	$726.0

The fair value of our long-term debt of $726.0 million and $356.0 million (including current portion) at December 31, 2008 and 2007, was approximately $653.4 million and $358.8 million, respectively. The fair values for 2008 were based on quoted market prices. The fair values for 2007 were computed using interest rates which were in effect at the balance sheet dates for similar debt instruments.

Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “Convertible Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. The Convertible Notes were issued at par and bear interest at a rate of 2.50% per annum. Interest is payable semiannually, in arrears, on February 1 and August 1, beginning February 1, 2009.

Each $1,000 of principal of the Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions occurs:

•
During any calendar quarter, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date

•	We make specified distributions to holders of our common stock or specified corporate transactions occur

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2008, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

Debt issuance costs of $9.4 million were originally capitalized and are being amortized to interest expense over the term of the Convertible Notes. Unamortized debt issuance costs were $8.7 million at December 31, 2008.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the Convertible Notes (collectively referred to as the “Call Spread

Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the Convertible Notes to $36.60 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 6 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

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

As discussed in Note 2, in May 2008 the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” The staff position will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The staff position will be effective for fiscal years beginning after December 15, 2008. On January 1, 2009, as a result of adopting this staff position, we recorded an adjustment to reduce the carrying value of the debt and increase additional paid-in capital by $73 million. Due to the accretion of the resulting discount on the debt, we will recognize additional interest expense of $14 million for the year ended December 31, 2009.

For federal income tax purposes, the issuance of the Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment to increase our deferred tax assets and additional paid-in capital by $33.5 million for these future tax deductions. Upon adoption of FASB Staff Position No. APB 14-1 in the first quarter of 2009, this deferred tax asset was substantially reduced because the increased interest expense recognized for book purposes more closely aligns with the above tax treatment.

Long-Term Notes: On May 11, 2001, we issued $350 million of 10-year 7.375% notes in a private offering to qualified institutional buyers under SEC Rule 144A. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003. We have designated these agreements as fair value hedging instruments. We recorded $6.7 million in other non-current assets, net at December 31, 2008, and $1.5 million in other non-current liabilities at December 31, 2007, for the fair value of these agreements and adjusted the carrying value of the related debt by the same amounts.

In August 1997 we filed a $300 million debt shelf registration statement and issued $150 million of 10-year unsecured long-term notes under this shelf registration. The interest rate on the notes was 6.95% per annum with interest payable on September 1 and March 1 of each year. These notes contained customary non-financial covenants. In September 2007, our $150 million ten-year unsecured note payable came due. Upon maturity, we paid off the $150 million note payable utilizing our available cash and cash equivalents. During the third quarter of 2001, we entered into an interest rate swap agreement with an underlying notional amount of $110.5 million. This interest rate swap agreement expired in conjunction with the maturity of the note payable.

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

Short-Term Borrowing Facilities:
	Year Ended December 31,
(In millions)	2008	2007	2006
Domestic seasonal bank credit lines and
bank money market lines:
Lines available at year end	$325.0	$625.0	$675.0
Loans outstanding at year end	--	--	--
Weighted average interest rate at year end	--	--	--
Weighted average loans outstanding	$--	$--	$--
Weighted average interest rate during year	--	--	--

Short-term foreign credit lines:
Lines available at year end	$2.0	$8.0	$8.0
Loans outstanding at year end	$--	$--	$--
Weighted average interest rate at year end	--	--	--
Weighted average loans outstanding	$--	$0.9	$0.2
Weighted average interest rate during year	--%	4.88%	5.02%

Letters of credit and banker’s acceptance lines
of credit:
Lines available at year end	$25.0	$57.0	$92.0
Acceptances outstanding at year end	1.0	0.3	4.8
Letters of credit open against outstanding purchase orders at year end	$0.4	$2.0	$15.6

Commercial paper credit facilities:
Commercial paper outstanding at year end	N/A	N/A	$--
Weighted average interest rate at year end	N/A	N/A	--
Weighted average commercial paper outstanding	N/A	N/A	$35.2
Weighted average interest rate during year	N/A	N/A	5.50%

Our short-term credit facilities, including revolving credit lines, are summarized in the short-term borrowing facilities table above. The method used to compute averages in the short-term borrowing facilities table is based on a daily weighted average computation that takes into consideration the time period such debt was outstanding, as well as the amount outstanding. Our financing, primarily short-term debt, if utilized, would consist primarily of borrowings under our credit facilities, which is described in more detail below.

Credit Facilities: At December 31, 2008, we had $325 million borrowing capacity available under our existing credit facility. This facility expires in May of 2011.

On September 11, 2008, we terminated our $300 million credit facility which was set to expire in June of 2009. This facility was no longer required due to the issuance of our Convertible Notes.

Our $325 million credit facility provides us a source of liquidity. As of December 31, 2008, there were no outstanding borrowings under this credit facility, nor were any of our facilities utilized during 2008. Interest charges under our facilities are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our bank syndicated credit facilities have customary terms and covenants, and we were in compliance with these covenants at December 31, 2008.

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock Repurchase Programs: In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. During 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this plan. As of December 31, 2008, there were no further share repurchases authorized under this plan.

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this plan. As of December 31, 2008, there was $90.0 million available for share repurchases under this plan.

Dividends Declared: We declared dividends of $0.25 for each of the years 2008, 2007 and 2006, respectively, which were paid annually in December.

Call Spread Transactions: In connection with the issuance of the 2013 Convertible Notes (see Note 5 - "Indebtedness and Borrowing Facilities"), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with Citi and Bank of America to reduce the potential dilution upon conversion of the Convertible Notes.

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

We determined that the Convertible Note Hedges and Warrants meet the requirements of Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," and other relevant literature and, therefore, are classified as equity transactions. As a result, we recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in capital and the proceeds of the Warrants as an increase to additional paid-in capital in the Consolidated Balance Sheets, and we will not recognize subsequent changes in the fair value of the agreements in the financial statements.

In accordance with SFAS 128, the Warrants will have no impact on diluted net income per share until our common stock price exceeds the per share strike price of $36.60 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are antidilutive and, therefore, will have no impact on diluted net income per share.

NOTE 7 – STOCK-BASED INCENTIVE PLANS

We have implemented several plans to award employees with stock-based compensation, which are described below.

Stock Option Plans: Under the Incentive Stock Plans (“ISPs”) described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The Management Development and Compensation Committee (“MD&C”) of our Board of Directors specifies the terms for grants of options under these ISPs; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval.

A brief description of each of our incentive stock plans with unexercised options still outstanding is described below:

1993 Incentive Stock Plan (“1993 ISP”): The 1993 ISP permitted the grant of up to 12.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1993 ISP expired March 28, 2003, and no further grants are allowed under this plan.

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permitted the grant of up to 11.0 million shares in the form of ISOs, NQs and restricted stock. The 1997 ISP expired on February 27, 2007, and no further grants are allowed under this plan.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permits the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code are not authorized under this plan. The 1999 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. This plan expired on February 23, 2009. There were 3.4 million shares available on December 31, 2008, for grants under the 1999 ISP.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permits the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. This plan expires on May 31, 2011. There were 4.9 million shares available on December 31, 2008, for grants under the 2001 ISP.

During the third quarter of 2006, we granted 1.7 million options under the 1997, 1999 and 2001 ISPs to our chief executive officer and chief financial officer which vest over four years from the date of grant with a term of seven years. We also granted 2.5 million non-plan options to our chief executive officer as part of an inducement grant related to the terms of his employment. These options vest over four years from the date of grant with a term of seven years. An additional market condition is attached to 2.0 million of these non-plan options that restricts exercise until certain stock price hurdles are achieved. The market condition was met in 2007, and all stock price hurdles were achieved.

The fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006, was estimated using the Black-Scholes-Merton option-pricing model, except for the fair market value of the two million performance options granted to our chief executive officer during the third quarter of 2006, which were valued utilizing a lattice model with Monte Carlo simulations. The Black-Scholes-Merton and lattice models require the use of highly subjective assumptions. The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions(1)	2008	2007	2006

Risk free interest rate(2)	2.8%	4.2%	5.0%
Expected dividend yield	1.0%	1.0%	1.2%
Expected stock price volatility(3)	40.49%	32.7%	33.1%
Expected life of stock options (in years)(4)	4.6	4.6	4.9

(1)	Forfeitures are estimated using historical experience and projected employee turnover.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

The weighted-average fair values of options granted during fiscal years 2008, 2007 and 2006, were $6.33, $6.99 and $4.92, respectively.

Information with respect to stock options activity under the above plans is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	15,402	$29.31
Grants	855	18.17
Exercised	--	--
Forfeited	(2,431)	35.77
Expired	(1,207)	28.14
Outstanding at December 31, 2008	12,619	$27.43	3.1	$--
Exercisable at December 31, 2008	9,572	$31.11	2.4	$--

The compensation cost charged against income for stock-based compensation plans was $12.8 million, $12.7 million and $20.2 million in 2008, 2007 and 2006, respectively. The total income tax benefit recognized for these stock-based compensation plans was $3.4 million, $2.6 million and $6.4 million in 2008, 2007 and 2006, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was zero, $22.9 million and $0.9 million for 2008, 2007 and 2006, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option.

The following table summarizes information concerning currently outstanding and exercisable options of our common stock:

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2008	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2008	Weighted Average Exercise Price
$13.82 - 13.82	4,000	4.5	$13.82	2,200	$13.82
14.71 - 28.02	2,711	4.0	20.89	1,464	22.66
29.35 - 35.08	1,814	2.0	31.34	1,814	31.34
38.35 - 38.35	1,860	2.2	38.35	1,860	38.35
39.03 - 60.16	2,234	1.0	47.44	2,234	47.44
$13.82 - 60.16	12,619	3.1	$27.43	9,572	$31.11

The number of exercisable shares outstanding at December 31, 2008, 2007 and 2006, was 9.6 million, 11.4 million and 15.9 million, respectively.

At December 31, 2008, there was $7.6 million of unrecognized compensation expense related to the unvested portion of our stock options that is expected to be recognized over a weighted average period of 1.0 years. The total fair value of stock options vested was $8.5 million, $14.1 million and $19.3 million in 2008, 2007 and 2006, respectively.

Restricted Stock Plan: The 2007 Restricted Stock Plan (“2007 RSP”) permits the grant of up to 0.5 million shares of restricted stock to selected officers of the company, as determined by the MD&C. The 2007 RSP has a five-year term and will expire on May 31, 2012. Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. We granted approximately 158,000, 132,500 and 103,000 shares of restricted stock in 2008, 2007 and 2006, respectively, under the 1997 ISP, 1999 ISP and the 2007 RSP. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. This expense totaled $1.5 million, $0.9 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately 193,000 shares of restricted stock outstanding under the 1997 ISP and 2007 RSP, and there were 346,500 shares of restricted stock available for grant under the 2007 RSP.

Deferred Stock Units: In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors (“Directors”) as specified in the 1997, 1999 and 2001 ISPs. New Directors received a one-time grant of 5,000 deferred stock units (“Units”) on the date they attend their first Board meeting. The Deferred Plan also specified that each Director who has served one year or more as of June 1 of any year will automatically be granted 3,500 Units on the first business day of June of each year in which he or she serves as a Director.

In February 2007, the board of directors amended the Deferred Plan to provide that, in lieu of the original amounts described above, each non-employee director now receives a one-time initial grant of units equal to the number of shares of our common stock that represent a fair market value of $150,000 on the grant date, and an annual grant of units equal to the number of shares of our common stock that represent a fair market value of $105,000 on the annual grant date.

Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting may be accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years. We granted 62,600, 30,300 and 36,600 Units in 2008, 2007 and 2006, respectively. There were 175,656 Units outstanding and 783,747 Units available for grant at December 31, 2008.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following benefit plans were in place during the periods covered by the financial statements

Deferred Compensation Plans: The Executive Deferred Compensation Plan (“EDCP”) and the Executive Deferred Stock Plan (“EDSP”) became effective in April of 1998 and permitted employees to defer portions of their base salary, bonuses, and delivery of any restricted stock or stock acquired under a non-qualified stock option exercise that would otherwise vest.

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

RadioShack Investment Plan: Effective June 30, 2006, the Investment Plan was suspended and all shares held by the Investment Plan were distributed in August 2006. As of December 31, 2008, the Investment Plan did not hold any assets nor have any employee participants. Our last contributions to the Investment Plan amounted to $5.6 million in 2006.

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was amended on July 1, 2006, and, as amended, allows a participant to defer, via payroll deductions, from 1% to 75% of their annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The amended 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of their annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested in an age appropriate retirement fund for each participant; however, participants may immediately reinvest our contribution into other investment alternatives provided by the 401(k) Plan.

(In millions)	2008	2007	2006
401(k) company contribution	$7.2	$8.0	$6.3

Supplemental Executive Retirement Plan: Prior to January 1, 2006, certain officers of the Company were participants in RadioShack’s Salary Continuation Plan (“SCP”) or its Deferred Compensation Plan (“DCP” and, together with the SCP, the “Plans”), which provided a defined benefit to be paid out over a ten-year period upon retirement between the ages of 55 and 70. Participation in the Plans and the benefit payments were based solely on the MD&C’s discretion and approval, and the benefit payments did not bear any relationship to a participant’s present compensation, final compensation or years of service. We accrued benefit payments earned based on the provisions set forth by the MD&C for each individual person. Based on the method by which the Plans were administered and because there was not a specific plan governing the benefit payment calculation, the accounting and disclosure provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” were not previously required.

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

In accordance with SFAS 158, we use the last day of our fiscal year as the measurement date for determining SERP obligations and conduct an actuarial valuation at that date. The change in benefit obligation, plan assets, and funded status for 2008 and 2007 are as follows:

	Year Ended
	December 31,
(In millions)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$30.7	$34.4
Service cost – benefits earned during the year	0.6	0.7
Interest cost on projected benefit obligation	1.6	1.9
Curtailments	--	(1.5)
Actuarial loss (gain)	(1.1)	0.5
Benefits paid	(5.3)	(5.3)
Benefit obligation at end of year	26.5	30.7

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer contribution	5.3	5.3
Benefits paid	(5.3)	(5.3)
Fair value of plan assets at end of year	--	--

Underfunded status	$(26.5)	$(30.7)

The accumulated benefit obligation was $25.7 million and $29.8 million at December 31, 2008 and 2007, respectively. As a result of corporate and field cost reductions, several officers were terminated during 2007 resulting in curtailments of $1.5 million.

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of:

	December 31,
(In millions)	2008	2007
Accrued expenses and other current liabilities	$5.1	$5.1
Other non-current liabilities	21.4	25.6
Net amount recognized	$26.5	$30.7

The cost of the SERP defined benefit plan included the following components for the last three years:

(In millions)	2008	2007	2006
Service cost – benefits earned during the year	$0.6	$0.7	$1.3
Interest cost on projected benefit obligation	1.6	1.9	2.0
Amortization of prior service cost	0.1	0.2	0.3
Charge (benefit) due to curtailments	--	(0.7)	0.2
Net periodic benefit cost	$2.3	$2.1	$3.8

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (pre-tax) included prior service cost of $0.9 million and $1.1 million at December 31, 2008 and 2007, respectively, and an actuarial gain of $1.1 million at December 31, 2008. The amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is estimated to be $0.1 million.

Assumptions used to determine benefit obligations at December 31, were as follows:

	2008	2007	2006
Discount rate	5.9%	5.7%	5.9%
Rate of compensation increase	3.5%	3.5%	3.5%

Actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	2008	2007	2006
Discount rate	5.7%	5.9%	5.5%
Rate of compensation increase	3.5%	3.5%	3.5%

We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid. The rate of compensation increase is based on historical and expected increases.

As the SERP is an unfunded plan, benefit payments are made from the general assets of RadioShack. The expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

(In millions)
2009	$5.2
2010	4.9
2011	4.1
2012	3.4
2013	3.4
2014 through 2017	8.3

In 2009, we expect to make contributions to the plan of $5.2 million in the form of benefit payments.

NOTE 9 - INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2008	2007	2006
Components of income from
continuing operations:
United States	$294.4	$357.4	$115.5
Foreign	9.9	9.2	(4.1)
Income before income taxes	304.3	366.6	111.4
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	106.5	128.3	39.0
State income taxes, net of federal benefit	8.5	9.2	2.9
Unrecognized tax benefits	2.3	(2.5)	--
Other, net	(5.4)	(5.2)	(3.9)
Total income tax expense	$111.9	$129.8	$38.0

Effective tax rate	36.8%	35.4%	34.1%

The components of income tax expense were as follows:

	Year Ended December 31,
(In millions)	2008	2007	2006
Current:
Federal	$92.2	$99.3	$60.6
State	14.0	13.0	7.2
Foreign	(7.8)	1.0	2.5
	98.4	113.3	70.3

Deferred:
Federal	10.4	12.4	(29.6)
State	3.1	4.1	(2.7)
	13.5	16.5	(32.3)

Income tax expense	$111.9	$129.8	$38.0

The tax effect of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2008	2007
Deferred tax assets:
Insurance reserves	$20.4	$21.0
Deferred compensation	14.0	15.4
Deferred revenue	12.3	10.9
Accrued average rent	10.6	11.7
Depreciation and amortization	27.3	28.1
Indirect effect of unrecognized tax benefits	15.7	18.7
Convertible debt original issue discount	31.4	--
Other	40.6	44.4
Total deferred tax assets	172.3	150.2
Deferred tax liabilities:
Deferred taxes on foreign operations	3.6	4.3
Other	10.2	10.8
Total deferred tax liabilities	13.8	15.1
Net deferred tax assets	$158.5	$135.1

Deferred tax assets and liabilities were included in the consolidated balance sheets as follows:

	December 31,
(In millions)	2008	2007
Other current assets	$63.9	$75.4
Other non-current assets	94.6	59.7
Net deferred tax assets	$158.5	$135.1

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2008 or 2007. We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are considered permanently invested outside the United States. The cumulative amount of these earnings and the amount of the unrecognized deferred tax liability related to these earnings was not material to the financial statements.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect at the time of adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income tax payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits and accrued interest, and the previously mentioned $7.2 million increase to retained earnings. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits, exclusive of accrued interest, were $49.0 million.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2007, to December 31, 2008, is as follows:

(In millions)	2008	2007
Balance at beginning of year	$45.6	$49.0
Increases related to prior period tax positions	1.5	3.8
Decreases related to prior period tax positions	(2.8)	--
Increases related to current period tax positions	4.6	3.9
Settlements	(8.8)	(1.7)
Lapse in applicable statute of limitations	(2.0)	(9.4)
Balance at end of year	$38.1	$45.6

The amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2008 and 2007, were $27.8 million and $32.8 million, respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2008 and 2007, we had $13.9 million and $14.8 million of accrued interest expense associated with uncertain tax positions, respectively. Income tax expense for the periods ended December 31, 2008 and 2007, included interest of $5.5 million and $4.2 million, respectively, associated with uncertain tax positions.

On June 30, 2007, the statute of limitations expired for the taxable years ended in 1998 through 2001, resulting in the recognition of approximately $10.0 million in tax benefits, which consisted of $7.7 million of previously unrecognized tax benefits and $4.0 million of accrued interest, net of $1.7 million of deferred tax assets. On October 31, 2008, the statute of limitations expired for the 2002 taxable year, resulting in the recognition of approximately $1.7 million in tax benefits, which consisted of $1.1 million in previously unrecognized tax benefits and $1.0 million of accrued interest, net of $0.4 million of deferred tax assets. During 2008, we also executed a closing agreement with a state taxing authority in connection with the examination of our state income tax returns for taxable years 2000 through 2006, resulting in an additional payment of $11.9 million and the recognition of approximately $1.2 million in tax benefits. These tax benefits consisted of $1.6 million and $0.3 million of previously unrecognized tax benefits and accrued interest, respectively, and were partially reduced by the reversal of $0.7 million of deferred tax assets.

We expect approximately $4.1 million of changes in unrecognized tax benefit liabilities over the next 12 months and this amount is classified in other current liabilities on the Consolidated Balance Sheets as of December 31, 2008. The remaining amount of our unrecognized tax benefit liabilities are now classified in other non-current liabilities.

RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations is closed for all years prior to 2004. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions. While one or more of these examinations may be concluded within the next twelve months, we do not expect this to have a significant impact on our results of operations or financial position. Our effective tax rate for future periods may be affected by the settlement of tax controversies or by the expiration of the statute of limitations for periods for which a liability has been established in accordance with FIN 48.

NOTE 10 –NET INCOME PER SHARE

Basic net income per share is computed based only on the weighted average number of common shares outstanding for each period presented. Diluted net income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity. The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended 2008, 2007 and 2006.

(In millions, except per share amounts)	2008	2007	2006

Numerator:
Net income	$192.4	$236.8	$73.4

Denominator:
Weighted-average common shares outstanding	129.0	134.6	136.2
Dilutive effect of share based awards	0.1	1.3	--
Weighted average shares for diluted net income per share	129.1	135.9	136.2

Basic net income per share	$1.49	$1.76	$0.54

Diluted net income per share	$1.49	$1.74	$0.54

Weighted-average shares for diluted net income per share exclude the effect of approximately 8.6 million options and 15.5 million warrants to purchase shares of common stock in 2008, 9.5 million options in 2007, and 17.1 million options in 2006 because the exercise prices exceeded the average market price of our common stock during these years, and the effect of their inclusion would be antidilutive.

Weighted-average shares for diluted net income per share exclude the effect of approximately 15.5 million shares that underlie our convertible debt instruments in 2008 because the conversion price exceeded the average market price of our common stock during the year, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities
•
Level 2:  Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:
		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap derivative financial instruments (part of other non-current assets)	$6.7	--	$6.7	--

Sirius XM Radio Inc. warrants (part of other current assets)	--	--	0.0	--

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

In 2006 and 2005, we earned warrants to purchase 2 million and 4 million shares, respectively, of Sirius XM Radio Inc. (“Sirius”) stock at an exercise price of $5.00 per share.  We measure the fair value of these warrants based on publicly traded call options for Sirius stock with similar terms and, therefore, the warrants are considered a level 2 item. At December 31, 2008, these warrants were valued at zero.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through January 2019. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease distribution centers and our corporate campus. Additionally, we lease automobiles and information systems equipment.

Future minimum rent commitments at December 31, 2008, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

(In millions)	Operating Leases
2009	$193.5
2010	166.2
2011	117.0
2012	73.2
2013	41.9
2014 and thereafter	48.5
Total minimum lease payments	$640.3

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

Rent Expense:

	Year Ended December 31,
(In millions)	2008	2007	2006
Minimum rents	$228.8	$237.1	$243.1
Occupancy cost	46.5	46.5	47.8
Contingent rents	27.8	24.2	24.9
Total rent expense	$303.1	$307.8	$315.8

Litigation: On October 10, 2008, the Los Angeles County Superior Court granted RadioShack's Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  The action, which involves allegations that RadioShack violated California's wage and hour laws relating to meal periods, was originally certified as a class action on February 8, 2006.  RadioShack's Motion for Decertification of the class initially was denied on August 29, 2007.  However, after the California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, RadioShack again sought class decertification.  The court granted RadioShack’s Motion for Class Decertification based on the California Appellate Court’s decision in Brinker, and the plaintiffs in Brookler have appealed this ruling.  Following the Brinker decision, the Brinker plaintiffs appealed the California Appellate Court’s decision in that case to the Supreme Court of California.  Due to the continuing unsettled nature of California state law regarding the standard of liability for meal period violations, RadioShack and the Brookler plaintiffs agreed to a stay with respect to the plaintiff’s appeal of the class decertification ruling, pending the outcome of the appeal of the California Appellate court’s decision in Brinker.  The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

On June 7, 2007, a purported class action lawsuit captioned, Richard Stuart v. RadioShack Corporation, et al, was filed against us in the U.S. District Court for the Northern District of California.  This action alleges that we failed to properly reimburse employees in California for mileage expenses associated with the use of their personal vehicles to make transfers of merchandise between our stores.  The plaintiffs filed a Motion for Class Certification, and on February 9, 2009, the court granted the plaintiffs' motion.  The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business, including certain cases discussed generally below under Assigned Lease Obligations. Although occasional adverse settlements or resolutions may occur and negatively impact earnings in the period or year of settlement, it is our belief that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

Assigned Lease Obligations: We have retail leases for locations that were assigned to other businesses.  The majority of these lease obligations arose from leases assigned to CompUSA, Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

Following an announcement in February 2007 of its intentions to close as many as 126 stores and an announcement in December 2007 that they had been acquired by Gordon Brothers Group, CompUSA stores ceased operations in January 2008.  A portion of the closed stores represents locations where we may be liable for the rent payments on the underlying lease. To date, we have been named as defendants in a total of eleven lawsuits from lessors seeking payment from us.

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

Purchase Obligations: We have purchase obligations of $283.8 million at December 31, 2008, which include our product commitments, marketing agreements and freight commitments. Of this amount, $269.4 million relates to 2009.

NOTE 13 – FEDERAL EXCISE TAX

In May 2006, the IRS established refund procedures for federal telecommunications excise tax (“excise tax”) paid by taxpayers in prior years. In December 2006, the IRS provided clarification regarding which taxpayers were eligible to request refunds of excise taxes. For the year ended December 31, 2007, we determined we were entitled to refunds of $14.0 million and $5.2 million for federal telecommunications excise taxes recorded in the first and fourth quarters of 2007, respectively. We recorded $18.8 million of the refunds as a reduction to cost of products sold and the remaining $0.4 million as a reduction in SG&A, where they were originally recorded. In addition, we recorded $2.6 million in interest income. We claimed $15.4 million of this refund and interest in the form of a tax credit on our 2006 federal income tax return filed in September 2007. We filed a claim for the additional excise tax refund due us, which was approved by the IRS. The additional amount claimed plus interest was received in the form of a refund rather than as a credit against income taxes. We recorded an additional $0.5 million in interest income during the first quarter of 2008.

NOTE 14 - RESTRUCTURING PROGRAM

On February 17, 2006, as a result of unfavorable profitability experienced within our U.S. RadioShack company-operated stores during 2005, we announced the commencement of a restructuring program. The restructuring program was developed to identify opportunities to rationalize our cost structure and increase average unit volume and profitable square footage in our U.S. RadioShack company-operated stores. The original terms of the restructuring program consisted of the closing of 400-700 U.S. RadioShack company-operated stores, consolidating certain of our distribution centers, streamlining our overhead infrastructure, and updating our merchandise inventory.

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

Store Closures: As of December 31, 2006, we had closed 481 stores as a result of our restructuring program. Our decision to close these stores was made on a store-by-store basis, and there was no geographic concentration of closings for these stores. For these closed stores, we recognized a charge in 2006 of $9.1 million to SG&A for future lease obligations and negotiated buy-outs with landlords. A lease obligation reserve was not recognized until a store had been closed or when a buy-out agreement had been reached with the landlord. Regarding the 481 stores we closed as a result of the restructuring program during the year ended December 31, 2006, we recorded an impairment charge of $9.2 million related to the long-lived assets associated with certain of these stores. It was determined that the net book value of several of the stores' long-lived assets was not recoverable based on the remaining estimated future cash flows related to these specific stores. We also recognized $2.1 million in accelerated depreciation associated with closed store assets for which the useful lives had been changed due to the store closures.

In connection with these store closures, we identified 601 retail employees whose positions were terminated by December 31, 2006. These employees were paid severance, and some earned retention bonuses if they remained employed until certain agreed-upon dates. The development of a reserve for these costs began on the date that the terms of severance benefits were established and communicated to the employees, and the reserve was recognized over the minimum retention period. As of December 31, 2006, $3.8 million had been recognized in SG&A as retention and severance benefits for store employees, with $3.6 million in benefits paid to that date. Additionally, as part of our store closure activities, we incurred and recognized in SG&A $6.1 million in expenses in 2006 primarily in connection with fees paid to outside liquidators and for close-out promotional activities for the 481 stores.

All stores identified for closure under the restructuring program were closed as of July 31, 2006. Additionally, we continue to negotiate buy-out agreements with our landlords; however, remaining lease obligations of $0.8 million still existed at December 31, 2008. There is uncertainty as to when, and at what cost, we will fully settle all remaining lease obligations.

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

Overhead Cost Reductions: Management conducted a review of our cost structure to identify potential sources of cost reductions. In connection with this review, we made decisions to lower these costs, including reducing our advertising spend rate in connection with adjustments to our media mix. During the year ended December 31, 2006, we reduced our workforce by approximately 514 positions, primarily within our corporate headquarters. We recorded charges to SG&A for termination benefits and related costs of $11.9 million, of which $6.4 million had been paid as of December 31, 2006. During 2007 and 2008, severance payments totaling $5.0 million and $0.7 million, respectively, were paid, leaving no remaining accrued severance balance as of December 31, 2008.

Inventory Update: We replaced underperforming merchandise with new, faster-moving merchandise. We recorded a pre-tax charge to cost of products sold of approximately $62 million during the fourth quarter of 2005, as a result of both our normal inventory review process and the inventory update aspect of our restructuring program.

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

We made cash payments during 2008 in the amount of $2.1 million. The total remaining accrual at December 31, 2008, was $0.8 million related to remaining lease obligations.

See the allocation of our restructuring charges within our segments in Note 16 – “Segment Reporting.”

NOTE 15 – CORPORATE AND FIELD HEADCOUNT REDUCTION

During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in SG&A expense in connection with the reduction of approximately 280 of our corporate support staff. We made cash payments during 2008 and 2007 in the amounts of $1.9 million and $6.6 million, respectively. The reserve balance for these separation charges was zero and $1.9 million at December 31, 2008 and 2007, respectively.

NOTE 16 - SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. RadioShack consists solely of our 4,453 U.S. company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 688 kiosks, primarily located in major shopping malls and Sam’s Club locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

Amounts in the other category reflect our business activities that are not separately reportable, which include our dealer network, e-commerce, third-party service centers, manufacturing and foreign operations.

(In millions)	Year Ended December 31,
	2008	2007	2006
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$3,611.1	$3,637.7	$4,079.8
Kiosks	283.5	297.0	340.5
Other	329.9	317.0	357.2
	$4,224.5	$4,251.7	$4,777.5

Operating income:
U.S. RadioShack company-operated stores (1)	$681.2	$752.7	$707.4
Kiosks (2)	8.4	15.8	(25.1)
Other (3)	44.1	52.8	(0.1)
	733.7	821.3	682.2

Unallocated (4) (5)	(411.7)	(439.4)	(525.3)
Operating income	322.0	381.9	156.9

Interest income	14.6	22.6	7.4
Interest expense	(29.9)	(38.8)	(44.3)
Other (loss) income	(2.4)	0.9	(8.6)
Income before income taxes	$304.3	$366.6	$111.4

Depreciation and amortization:
U.S. RadioShack company-operated stores	$52.9	$53.4	$58.2
Kiosks	5.8	6.3	10.2
Other	1.8	1.7	2.3
	60.5	61.4	70.7
Unallocated (6)	38.8	51.3	57.5
	$99.3	$112.7	$128.2

(1)	Operating income for 2007 includes an $18.8 million federal excise tax refund and an accrued vacation reduction of $11.0 million in connection with the modification of our employee vacation policy.
(2)	Operating income for 2007 includes $1.1 million in connection with the modification of our employee vacation policy.
(3)	Operating income for 2007 includes an accrued vacation reduction of $1.3 million in connection with the modification of our employee vacation policy.
(4)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to the separate reportable segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs.

(5)	Unallocated operating income for 2008 includes net charges aggregating $12.1 million associated with our amended lease for our corporate headquarters.
(6)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2008		2007		2006
Wireless	$1,393.8	33.0%	$1,416.5	33.3%	$1,654.8	34.6%
Accessory	1,183.9	28.0	1,029.7	24.2	1,087.6	22.8
Personal electronics	545.7	12.9	650.7	15.3	751.8	15.7
Modern home	527.1	12.5	556.2	13.1	612.1	12.8
Power	242.4	5.7	251.3	5.9	271.4	5.7
Technical	183.7	4.4	184.4	4.3	198.5	4.2
Service	95.8	2.3	100.5	2.4	106.3	2.2
Service centers and other sales	52.1	1.2	62.4	1.5	95.0	2.0
Consolidated net sales and operating revenues	$4,224.5	100.0%	$4,251.7	100.0%	$4,777.5	100.0%

2006 Restructuring: The table below shows our 2006 restructuring program costs and impairments allocated by reportable segments.

(In millions)	RadioShack Company-Owned Stores	Kiosks	Other	Unallocated	Total
Restructuring program:
Impairment of property, plant & equipment	$9.2	$--	$--	$--	$9.2
Severance	3.8	--	0.9	11.4	16.1
Lease costs	9.1	--	1.2	2.0	12.3
Gain on distribution center sale	--	--	--	(2.7)	(2.7)
Other	6.1	--	0.1	1.4	7.6
Accelerated depreciation	2.1	--	--	--	2.1
	30.3	--	2.2	12.1	44.6

Impairments:
Goodwill	--	18.6	1.2	--	19.8
Intangibles	--	10.7	--	--	10.7
Property, plant & equipment	1.0	1.8	1.8	--	4.6
	1.0	31.1	3.0	--	35.1

	$31.3	$31.1	$5.2	$12.1	$79.7

The costs in this restructuring table are included in the 2006 segment table above.

NOTE 17 - QUARTERLY DATA (UNAUDITED)

As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2008:

Net sales and operating revenues (1)	$949.0	$994.9	$1,021.9	$1,258.7
Cost of products sold	499.4	525.5	544.5	732.4
Gross profit	449.6	469.4	477.4	526.3

SG&A expense (2)	362.4	375.4	370.4	401.6
Depreciation and amortization	22.4	22.1	21.6	22.0
Impairment of long-lived assets and other charges	0.6	0.6	0.6	1.0
Total operating expenses	385.4	398.1	392.6	424.6

Operating income	64.2	71.3	84.8	101.7

Interest income	3.6	3.4	3.9	3.7
Interest expense	(7.1)	(6.7)	(7.4)	(8.7)
Other loss	(1.5)	(0.6)	(0.1)	(0.2)
Income before taxes	59.2	67.4	81.2	96.5

Income tax expense	20.4	26.0	31.0	34.5
Net income	$38.8	$41.4	$50.2	$62.0

Net income per share:

Basic and diluted	$0.30	$0.32	$0.39	$0.50

Shares used in computing income per share:
Basic	131.2	131.2	128.4	125.2
Diluted	131.3	131.2	128.8	125.2

(1)	In the third quarter of 2008, we recorded $12.2 million in previously deferred revenue.
(2)	The second quarter of 2008 includes net charges aggregating $12.1 million associated with the amended lease for our corporate headquarters.

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2007:

Net sales and operating revenues	$992.3	$934.8	$960.3	$1,364.3
Cost of products sold (1)	497.0	483.2	492.6	753.1
Gross profit	495.3	451.6	467.7	611.2

SG&A expense (2)	393.6	359.8	363.9	421.2
Depreciation and amortization	26.5	26.4	25.6	24.2
Impairment of long-lived assets and other charges	0.6	0.5	1.0	0.6
Total operating expenses	420.7	386.7	390.5	446.0

Operating income	74.6	64.9	77.2	165.2

Interest income (1)	6.5	6.0	5.3	4.8
Interest expense	(10.6)	(10.7)	(9.7)	(7.8)
Other (loss) income	(1.0)	(0.1)	2.4	(0.4)
Income before taxes	69.5	60.1	75.2	161.8

Income tax expense (3)	27.0	13.1	28.9	60.8
Net income	$42.5	$47.0	$46.3	$101.0

Net income per share:

Basic and diluted	$0.31	$0.34	$0.34	$0.77

Shares used in computing income per share:
Basic	136.2	136.7	134.5	131.2
Diluted	137.1	139.0	135.9	131.8

(1)
In the first and the fourth quarters of 2007, we recorded refunds of excise tax as a reduction to cost of products sold, where the excise taxes were originally recorded, as $14.0 million and $4.8 million, respectively. Additionally, we recorded $1.4 million and $1.2 million in interest income related to these refunds in the first and fourth quarters, respectively.

(2)
During 2007, vacation accrual adjustments in connection with the modification of our employee vacation policy included in SG&A expense totaled $2.0 million, $3.2 million, $5.9 million and $3.2 million for the first, second, third and fourth quarters, respectively.

(3)
In the second quarter of 2007, the effective tax rate was impacted by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest.

The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

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

3.6	RadioShack Corporation Bylaws, amended and restated as of September 11, 2008 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 16, 2008, and incorporated herein by reference).
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

4.4
Indenture, dated as of August 18, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to RadioShack's Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.5	Form of the 2.50% Convertible Senior Notes due 2013 (filed as Exhibit 4.2 to RadioShack's Form 8-K filed on August 18, 2008, and incorporated herein by reference).

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

10.8	RadioShack Corporation Officers' Severance Program (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).
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

10.11
Form of September 30, 1997, Deferred Compensation Agreement between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack’s Form 10-Q filed on May 13, 1998, for the fiscal quarter ended March 31, 1998, and incorporated herein by reference).

10.12
RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10.13	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.14	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.15	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.16
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

10.17
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

10.18
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

10.19
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

10.20
Amended and Restated RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.21
RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference).

10.22
Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on November 11, 2004, for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

10.23
Transition Agreement, dated January 12, 2005, between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on January 13, 2005, and incorporated herein by reference).

10.24
Consulting Agreement, dated May 18, 2006, between RadioShack Corporation and Leonard H. Roberts (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).

10.25	RadioShack Corporation Long-Term Incentive Plan (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).
10.26
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2005 through 2007 Performance Cycle (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).

10.27
Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10.28	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.29
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.30
Overnight Share Repurchase Agreement, dated August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.31
Purchase and Sale Agreement, dated December 12, 2005, between RadioShack Corporation and Kan Am Grund Kapitalanlagegesellschaft mbH (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 16, 2005, and incorporated herein by reference).

10.32
Lease, dated December 20, 2005, between Kan Am Riverfront Campus, LP, as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on December 21, 2005, and incorporated herein by reference).

10.33
RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.34
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.35
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.36	Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.37
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.38
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.39
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.40
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.41
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.42
Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.43
Employment Offer Letter to James F. Gooch from RadioShack Corporation, dated July 27, 2006 (filed as Exhibit 10.8 to RadioShack’s Form 10-Q filed on October 25, 2006, for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

10.44
Description of 2007 Annual Incentive Bonus Performance Measures for Executive Officers (filed as Exhibit 10.1 to RadioShack s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.45
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2007 through 2008 Performance Cycle (filed as Exhibit 10.2 to RadioShack s Form 8-K filed on February 28, 2007, and incorporated herein by reference).

10.46
RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007, and incorporated herein by reference).

10.47
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of the Company's Proxy Statement filed with the Securities and Exchange Commission on April 12, 2007, and incorporated herein by reference).

10.48
Second Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.3 to RadioShack’s Form 10-Q filed on April 30, 2007, and incorporated herein by reference).

10.49
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.50
Employment Offer Letter to Peter J. Whitsett from RadioShack Corporation, dated November 12, 2007 (filed as Exhibit 10.66 to RadioShack’s Form 10-K filed on February 26, 2008, and incorporated herein by reference).

10.51
Employment Offer Letter to Bryan Bevin from RadioShack Corporation, dated December 11, 2008, as modified effective September 12, 2008 (filed as Exhibit 10.67 to RadioShack’s Form 10-K filed on February 26, 2008, and Item 5.02 in Form 8-K filed on September 16, 2008), each incorporated herein by reference).

10.52
Employment Offer Letter to Lee D. Applbaum from RadioShack Corporation, dated
September 27, 2008 (filed as Item 5.02 to RadioShack’s Form 8-K filed on September 29, 2008, and incorporated herein by reference).

10.53	*	Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008.
10.54	*	Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008.
10.55	*	Second Amended and Restated RadioShack Corporation Termination Protection Plan (Level I), effective as of December 31, 2008.
10.56	*	First Amended and Restated RadioShack Corporation Officers' Severance Program, effective as of December 31, 2008.
10.57	*	Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008.
10.58	*	Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008.
10.59	*	First Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan.
10.60	*	First Amended and Restated Termination Protection Agreement for Corporate Executives, between RadioShack Corporation and James F. Gooch, effective as of December 31, 2008.
10.61
Description of 2008 Annual Incentive Bonus Performance Measures for Executive Officers for the 2008 Performance Cycle (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.62
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2008 through 2009 Performance Cycle (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.63
Description of Long-Term Incentive Performance Measures for Executive Officers for the 2008 through 2010 Performance Cycle (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.64
Purchase and Sale Agreement, dated June 25, 2008, between RadioShack Corporation and Tarrant County College District (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.65
Amended and Restated Lease Agreement, dated June 25, 2008, between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.66
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.67
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.68
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Citibank and RadioShack Corporation (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.69
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.70
Master Terms and Conditions for Warrants, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.71
Master Terms and Conditions for Warrants, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.72
Confirmation for Warrants, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.73
Confirmation for Warrants, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.8 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.74
Stock Purchase Agreement, dated December 15, 2008 among Tandy International Corporation and ITC Services, Inc., and Grupo Gigante, S.A.B. de C.V. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 16, 2008, and incorporated herein by reference).

21	*	RadioShack Significant Subsidiaries.
23	*	Consent of PricewaterhouseCoopers LLP.

31(a)	*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)	*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32	*	Section 1350 Certifications.**

___________________

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