Form 10-Q
period 2009-03-31
RADIOSHACK CORP
filed 2009-05-01
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 14, 2009 was 125,128,854.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2009	2008

Net sales and operating revenues	$1,002.1	$949.0
Cost of products sold (includes depreciation amounts of $2.6 million and $2.6 million, respectively)	534.5	499.4
Gross profit	467.6	449.6

Operating expenses:
Selling, general and administrative	365.8	362.4
Depreciation and amortization	21.5	22.4
Impairment of long-lived assets	0.2	0.6
Total operating expenses	387.5	385.4

Operating income	80.1	64.2

Interest income	1.5	3.6
Interest expense	(11.5)	(7.1)
Other loss	--	(1.5)

Income before income taxes	70.1	59.2
Income tax expense	27.0	20.4

Net income	$43.1	$38.8

Net income per share:

Basic and diluted	$0.34	$0.30

Shares used in computing net income per share:

Basic	125.4	131.2

Diluted	125.4	131.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(In millions, except for share amounts)	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$873.2	$814.8	$469.3
Accounts and notes receivable, net	205.1	241.9	182.3
Inventories	575.8	636.3	663.4
Other current assets	90.9	98.6	98.1
Total current assets	1,745.0	1,791.6	1,413.1

Property, plant and equipment, net	300.6	306.4	302.7
Other assets, net	152.9	156.0	114.0
Total assets	$2,198.5	$2,254.0	$1,829.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$37.8	$39.3	$26.5
Accounts payable	189.0	206.4	200.6
Accrued expenses and other current liabilities	287.3	367.3	295.5
Income taxes payable	20.2	24.2	21.3
Total current liabilities	534.3	637.2	543.9

Long-term debt	662.4	659.5	353.5
Other non-current liabilities	95.3	96.5	120.8
Total liabilities	1,292.0	1,393.2	1,018.2

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	153.8	152.5	110.9
Retained earnings	2,193.3	2,150.2	2,030.9
Treasury stock, at cost; 65,904,000, 65,950,000 and 59,919,000 shares, respectively	(1,624.6)	(1,625.9)	(1,515.9)
Accumulated other comprehensive loss	(7.0)	(7.0)	(5.3)
Total stockholders’ equity	906.5	860.8	811.6
Total liabilities and stockholders’ equity	$2,198.5	$2,254.0	$1,829.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$43.1	$38.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.1	25.0
Impairment of long-lived assets	0.2	0.6
Stock option compensation	2.0	2.6
Net change in liability for unrecognized tax benefits	1.4	0.9
Deferred income taxes	1.1	0.3
Other non-cash items	5.0	(1.9)
Provision for credit losses and bad debts	0.4	0.2
Changes in operating assets and liabilities:
Accounts and notes receivable	38.5	72.8
Inventories	71.2	41.9
Other current assets	7.4	(1.5)
Accounts payable, accrued expenses, income taxes payable and other	(108.3)	(172.3)
Net cash provided by operating activities	86.1	7.4

Cash flows from investing activities:
Additions to property, plant and equipment	(26.2)	(14.1)
Proceeds from sale of property, plant and equipment	0.1	0.1
Other investing activities	--	0.9
Net cash used in investing activities	(26.1)	(13.1)

Cash flows from financing activities:
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(1.6)	(29.7)
Repayments of borrowings	--	(5.0)
Net cash used in financing activities	(1.6)	(34.7)

Net increase (decrease) in cash and cash equivalents	58.4	(40.4)
Cash and cash equivalents, beginning of period	814.8	509.7
Cash and cash equivalents, end of period	$873.2	$469.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation, all majority-owned domestic and foreign subsidiaries and, as applicable, variable interest entities, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three months ended March 31, 2009 and 2008, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R was effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009, and have applied its requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented. See Note 8 - “Derivative Financial Instruments” for these new disclosures.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We do not expect this staff position to have a material impact on our consolidated financial statements.

NOTE 3 – CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“APB 14-1”). This staff position requires us to separately account for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This staff position requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The staff position requires retrospective application to all periods presented. This staff position is effective for fiscal years beginning after December 15, 2008.

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

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of March 31, 2009, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the Convertible Notes to $36.60 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 4 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

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

Application of APB 14-1: On January 1, 2009, as a result of adopting this staff position, we recorded an adjustment to reduce the carrying value of our Convertible Notes by $73.0 million. The adoption resulted in a carrying amount of $302.0 million for the Convertible Notes at December 31, 2008, and a carrying amount for the equity component of $78.0 million at both December 31, 2008, and March 31, 2009. The adjustment to the carrying value of the Convertible Notes was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that does not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of the convertible notes. At March 31, 2009, the carrying value of the Convertible Notes was $305.3 million. For the first quarter, we recognized $2.3 million in interest expense related to the stated 2.50% coupon and $3.3 million in non-cash interest expense for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Unamortized debt issuance costs were $6.5 million at March 31, 2009. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

For federal income tax purposes, the issuance of the Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment to increase our deferred tax assets (included in other assets, net) and additional paid-in capital for these future tax deductions. Upon adoption of APB 14-1 in the first quarter of 2009, this adjustment was reduced by $27.8 million because the increased interest expense recognized for book purposes more closely aligns with the federal tax treatment.

The following table details the application of APB 14-1 on previously reported results:
(In millions)	As Adjusted	As Previously Reported

As of December 31, 2008

Other current assets	$98.6	$99.0
Other assets, net	156.0	185.1
Total assets	2,254.0	2,283.5

Long-term debt	$659.5	$732.5
Total liabilities	1,393.2	1,466.2

Additional paid-in capital	$152.5	$106.0
Retained earnings	2,150.2	2,153.2
Total stockholders’ equity	860.8	817.3
Total liabilities and stockholders’ equity	2,254.0	2,283.5

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. As of March 31, 2009, there was $90.0 million available for share repurchases under this plan.

Call Spread Transactions: In connection with the issuance of the 2013 Convertible Notes (see Note 3 - "Change in Method of Accounting for Convertible Notes"), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with Citi and Bank of America to reduce the potential dilution upon conversion of the Convertible Notes.

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

NOTE 5 –NET INCOME PER SHARE

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

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2009	2008

Numerator:
Net income	$43.1	$38.8

Denominator:
Weighted-average common shares outstanding	125.4	131.2
Dilutive effect of share based awards	--	0.1
Weighted average shares for diluted net income per share	125.4	131.3

Basic and diluted net income per share	$0.34	$0.30

During the three month period ended March 31, 2009, approximately 11.4 million options and 15.5 million warrants to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive.  Approximately 15.5 million shares that underlie our convertible debt instruments were also excluded from the calculation of diluted net income per share because the conversion price exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

During the three month period ended March 31, 2008, approximately 10.9 million options to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2009 and 2008, was $43.1 million and $38.8 million, respectively. In addition to net income in 2009 and 2008, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2009

Interest rate swaps	$6.3	--	$6.3	--

As of December 31, 2008

Interest rate swaps	$6.7	--	$6.7	--
Sirius XM Radio Inc. warrants	0.0	--	0.0	--
Total	$6.7	--	$6.7	--

As of March 31, 2008

Interest rate swaps	$3.7	--	$3.7	--
Sirius XM Radio Inc. warrants	0.9	--	0.9	--
Total	$4.6	--	$4.6	--

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2009

Long-lived assets held and used	$0.1	--	--	$0.1

For the three month period ended March 31, 2009, long-lived assets held and used in our Sprint kiosks and U.S. RadioShack company-operated stores with a carrying value of $0.3 million were written down to their fair value of $0.1 million, resulting in an impairment charge of $0.2 million, which was included in earnings for the period. For the three month period ended March 31, 2008, we recorded $0.6 million in impairment charges. Impairment charges for both periods were primarily for long-lived assets held and used in our U.S. RadioShack company-operated stores. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

By using these derivative instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties and do not anticipate significant losses due to our counter-parties’ nonperformance. Market risk is the adverse effect on the value of a financial instrument that results from a change in the rate or value of the underlying item being hedged. We minimize this market risk by establishing and monitoring internal controls over our hedging activities, which include policies and procedures that limit the types and degree of market risk that may be undertaken.

Interest Rate Swap Agreements

We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive a fixed rate of 6.95% for the swap entered into in 2001 and 7.375% for the swaps entered into in 2003.

The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, are recognized in current earnings. We include the gain or loss on the related debt in the same line item – interest expense – as the offsetting loss or gain on the related interest rate swaps as follows:

Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings

Interest expense	$(0.4)	$0.4

The periodic interest settlements, which occur at the same interval as the interest payments on the 2011 senior notes, are recorded as interest expense.

Fair Value of Derivative Instruments
(In millions)	Balance Sheet Location	March 31, 2009
Derivatives Designated as Hedging Instruments

Interest rate swap agreements	(1)	$6.3
Total derivatives		$6.3

(1)	Included in other assets, net

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On June 7, 2007, a purported class action lawsuit captioned, Richard Stuart v. RadioShack Corporation, et al, was filed against us in the U.S. District Court for the Northern District of California.  This action alleges that we failed to properly reimburse employees in California for mileage expenses associated with the use of their personal vehicles to make transfers of merchandise between our stores.  The plaintiffs filed a Motion for Class Certification, and on February 9, 2009, the court granted the plaintiffs’ motion. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

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

Following an announcement in February 2007 of its intentions to close as many as 126 stores and an announcement in December 2007 that they had been acquired by Gordon Brothers Group, CompUSA stores ceased operations in January 2008.  A portion of the closed stores represents locations where we may be liable for the rent payments on the underlying lease. To date, we have been named as a defendant in a total of 11 lawsuits from lessors seeking payment from us, two of which have been subsequently resolved.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss – an Interpretation of SFAS No. 5,” during the fourth quarter of 2007, we established an accrual of $7.5 million, recorded in current liabilities. In the first quarter of 2008, we increased our accrual to $9.0 million, reflecting our revised estimate based on further developments. We have continued to monitor this situation and have updated our accrual as more information becomes available. As of March 31, 2009, the accrual is $9.0 million.

NOTE 10 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated store segment consists solely of our 4,448 U.S. company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 662 kiosks, primarily located in major shopping malls and Sam’s Club locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

	Three Months Ended
	March 31,
(In millions)	2009	2008

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$862.5	$817.4
Kiosks	62.3	69.2
Other (1)	77.3	62.4
	$1,002.1	$949.0

Operating income:
U.S. RadioShack company-operated stores	$165.8	$151.3
Kiosks	0.7	1.8
Other (1)	9.7	8.9
	176.2	162.0
Unallocated (2)	(96.1)	(97.8)
Operating income	80.1	64.2

Interest income	1.5	3.6
Interest expense	(11.5)	(7.1)
Other loss	--	(1.5)
Income before income taxes	$70.1	$59.2

(1)	Net sales and operating revenues and operating income for the three months ended March 31, 2009, include the full consolidation of our Mexican subsidiary.
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2008.

RESULTS OF OPERATIONS

Overview

Highlights related to the first quarter of 2009 include:

•
Net sales and operating revenues increased $53.1 million, or 5.6%, to $1,002.1 million when compared with the same period last year. Comparable store sales increased 5.0%, which was driven primarily by increased sales of digital-to-analog television converter boxes, increases in our postpaid wireless business, and increased sales of flat-panel televisions. These increases were partially offset by sales declines in GPS products, wireless accessories, digital cameras, and digital music players. The increase in net sales and operating revenues was also impacted by the full consolidation of our Mexican subsidiary in the first quarter of 2009. The first quarter of 2009 had one less day than the first quarter of last year. We estimate the increase in comparable store sales would have been 6.3%, after adjusting for the additional day.

•
Gross margin decreased 70 basis points to 46.7% from the first quarter of 2008.  This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, flat-panel televisions, and laptop computers.

•
Selling, general and administrative (“SG&A”) expense increased $3.4 million to $365.8 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A declined 170 basis points to 36.5% from the same period last year.

•	As a result of the factors above, operating income increased $15.9 million, or 24.8%, to $80.1 million when compared with the first quarter of 2008.

•
Net income increased $4.3 million, or 11.1%, to $43.1 million when compared with the first quarter of 2008. Net income per diluted share was $0.34 for the first quarter compared with $0.30 for the same period last year.

•	EBITDA increased $15.0 million, or 16.8%, to $104.2 million when compared with the first quarter of 2008.

EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and other income. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures, as well, in managing our business. In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs. The following table is a reconciliation of EBITDA to net income.
	Three Months Ended
	March 31,
(In millions)	2009	2008
EBITDA	$104.2	$89.2

Interest expense, net of interest income	(10.0)	(3.5)
Provision for income taxes	(27.0)	(20.4)
Depreciation and amortization	(24.1)	(25.0)
Other loss	--	(1.5)
Net income	$43.1	$38.8

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates.

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
U.S. RadioShack company- operated stores	4,448	4,453	4,435	4,439	4,430
Kiosks (1) (2)	662	688	685	721	739
Mexico RadioShack company- operated stores	202	200	--	--	--
Dealer and other outlets (3)	1,384	1,411	1,407	1,444	1,468
Total number of retail locations	6,696	6,752	6,527	6,604	6,637

(1)
Kiosks, which include Sprint-branded and Sam’s Club kiosks, decreased by 26 locations, net of new kiosk openings, during the first quarter. These closures primarily related to our decision not to renew leases on underperforming Sprint-branded kiosks.

(2)	In April 2009, we terminated our agreement with Sprint Nextel to jointly operate 135 Sprint Nextel kiosks.
(3)	Our dealer and other outlets decreased by 27 locations, net of new openings, during the first quarter. This decline was due to the closure of lower volume outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:
	Three Months Ended
	March 31,
(In millions)	2009	2008

U.S. RadioShack company-operated stores	$862.5	$817.4
Kiosks	62.3	69.2
Other (1)	77.3	62.4
Consolidated net sales and operating revenues	$1,002.1	$949.0

Consolidated net sales and operating revenues increase (decrease)	5.6%	(4.4%)
Comparable store sales(2) increase (decrease)	5.0%	(4.0%)

(1)	Net sales and operating revenues for the three months ended March 31, 2009, include the full consolidation of our Mexican subsidiary.
(2)	Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales in the first quarter increased 5.6%, or $53.1 million, to $1,002.1 million compared with $949.0 million in the same period last year. This increase was primarily due to a comparable store sales increase of 5.0% in the first quarter of 2009. The increase in comparable store sales was driven primarily by increased sales in the accessory, modern home, and wireless platforms for our U.S. RadioShack company-operated stores segment. The first quarter of 2009 had one less day than the first quarter of last year. We estimate the increase in comparable store sales would have been 6.3%, after adjusting for the additional day.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated store segment increased $45.1 million, or 5.5%, in the first quarter.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) increased 5.9% for the first quarter when compared with the same period last year.  This increase was driven by sales gains in our postpaid wireless business, but was partially offset by declines in GPS products.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) increased 18.8% for the first quarter when compared with the same period last year.  This increase was driven by sales of digital-to-analog television converter boxes. Converter box sales were approximately $70 million for the quarter on more than one million units sold, compared with minimal sales in the same period last year. The sales of converter boxes are a result of the pending transition of full-power television broadcast signals in the United States from broadcasting in analog format to broadcasting only in digital format. This transition is scheduled to take place in the second quarter of 2009, and we expect a decrease in the sales of these units in the second half of the year. This increase was partially offset by decreases in wireless accessories, music accessories, and media storage sales.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 29.3% for the first quarter when compared with the same period last year.  This decrease was driven primarily by sales declines in digital music players and digital cameras.

Sales in our modern home platform (includes residential telephones, Voice over Internet Protocol (“VoIP”) products, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) increased 16.6% for the first quarter when compared with the same period last year.  This increase was driven primarily by increased sales of flat-panel televisions, VoIP products, and laptop computers, but was partially offset by decreased sales in cordless telephones, desktop computers, and flash drives.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 2.6% for the first quarter when compared with the same period last year.  This sales decline was primarily driven by decreased sales of general purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) increased 0.7% for the first quarter when compared with the same period last year. This increase was driven primarily by increased sales of wire and cable.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) increased 10.0% for the first quarter when compared with the same period last year.  This increase was primarily driven by increased sales of prepaid wireless airtime and extended service plans.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $6.9 million or 10.0% in the first quarter when compared with the same period last year. The decrease in kiosk sales is attributable to significant decreases in our Sprint kiosk locations, partially offset by increased sales in our Sam’s Club kiosks. In April 2009, we terminated our agreement with Sprint Nextel to jointly operate 135 Sprint Nextel kiosks.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales generated by our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $14.9 million or 23.9% in the first quarter when compared with the same period last year. The increase in other sales is primarily attributable to the full consolidation of our Mexican subsidiary in the first quarter of 2009.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended
	March 31,
(In millions)	2009	2008

Gross profit	$467.6	$449.6
Gross margin	46.7%	47.4%
Gross profit increase (decrease)	4.0%	(9.2%)

Consolidated gross profit and gross margin for the first quarter were $467.6 million and 46.7%, respectively, compared with $449.6 million and 47.4% in the first quarter of last year. This resulted in a 4.0% increase in gross profit dollars year over year, primarily due to increased commission rate and increased customer activations related to our postpaid wireless business and sales of digital-to-analog television converter boxes. Our gross margin decreased 70 basis points from the same period last year. This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, flat-panel televisions, and laptop computers.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended
	March 31,
(In millions)	2009	2008

SG&A	$365.8	$362.4
% of net sales and operating revenues	36.5%	38.2%
SG&A increase (decrease)	0.9%	(7.9%)

Consolidated SG&A expense increased 0.9% or $3.4 million for the first quarter when compared with the same period last year. This represents a 170 basis point decrease as a percentage of net sales and operating revenues.

The increase in SG&A for the first quarter was primarily due to increased compensation expense, which was partially offset by a decrease in advertising expense. The increase in compensation expense was driven primarily by increased incentive compensation and the full consolidation of our Mexican subsidiary in the first quarter of 2009.

Depreciation and Amortization

Consolidated depreciation and amortization was $24.1 million for the first quarter compared with $25.0 million in the same period last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income includes $2.6 million for the first quarters of both 2009 and 2008.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $10.0 million for the first quarter compared with $3.5 million for the same period last year.

Reported interest expense increased $4.4 million in the first quarter when compared with the same period last year.  This increase was primarily due to additional debt outstanding in 2009 in the form of our convertible notes and interest recorded in accordance with FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.”  See Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information. Due to this accounting change, we recognized $3.3 million in non-cash interest expense for the first quarter and expect to recognize approximately $14 million in non-cash interest expense for the full year ended December 31, 2009.

Interest income decreased $2.1 million in the first quarter when compared with the same period last year. This decrease was due to a lower interest rate environment, but was partially offset by larger average cash balances in 2009.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 38.5% for the first quarter compared with 34.5% for the same period last year. The effective tax rate for the first quarter of 2008 was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item. This prior year discrete item lowered the effective tax rate by 4.9%.

Recently Issued Accounting Pronouncements

Refer to Note 2 – “Recently Issued Accounting Pronouncements” and Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash provided by operating activities for the first quarter of 2009 was $86.1 million compared with $7.4 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $77.3 million and $66.5 million for the first quarters of 2009 and 2008, respectively. Cash provided by working capital components was $8.8 million in the first quarter of 2009 compared with cash used in working capital components of $59.1 million in the same period last year. This increase was driven primarily by improved management of our inventory and accounts payable in recent periods.

Cash used in investing activities was $26.1 million for the first quarter of 2009 compared with $13.1 million for the same period last year. This increase was primarily driven by increased capital spending during 2009.  Capital expenditures for these periods related primarily to U.S. RadioShack company-operated stores and information systems projects. We anticipate that our capital expenditure requirements for 2009 will range from $75 million to $100 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2009 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $59.9 million for the first quarter of 2009 compared with a $6.7 million usage of cash during the same period last year. This increase in 2009 was primarily driven by our increase in net cash provided by operating activities, but was partially offset by increased capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $86.1 million for the first quarter of 2009 compared with $7.4 million for the same period last year. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended		Year Ended
	March 31,		December 31,
(In millions)	2009	2008	2008

Net cash provided by operating activities	$86.1	$7.4	$274.6
Less:
Additions to property, plant and equipment	26.2	14.1	85.6
Dividends paid	--	--	31.3
Free cash flow	$59.9	$(6.7)	$157.7

Share Repurchases

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. As of March 31, 2009, there was $90.0 million available for share repurchases under this plan.

Debt Ratings

Our credit ratings and outlooks at April 13, 2009, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the calendar year ended December 31, 2008:

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Negative

Capital Resources

As of March 31, 2009, we had $873.2 million in cash and cash equivalents for our funding needs. Additionally, we have a bank credit facility of $325 million. As of March 31, 2009, we had $291.3 million available under this credit facility. The economic environment has continued to experience adverse conditions; however, we continue to believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations and our capital expenditures.  Additionally, our revolving credit facility is available for additional working capital needs or investment opportunities.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.
	March 31,		December 31,		March 31,
	2009		2008		2008
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$37.8	2.4%	$39.3	2.5%	$26.5	2.2%
Long-term debt	662.4	41.2	659.5	42.3	353.5	29.7
Total debt	700.2	43.6	698.8	44.8	380.0	31.9
Stockholders’ equity	906.5	56.4	860.8	55.2	811.6	68.1
Total capitalization	$1,606.7	100.0%	$1,559.6	100.0%	$1,191.6	100.0%

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2009, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps designated as fair value hedges of a portion of our long-term debt. We do not use derivatives for speculative purposes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at March 31, 2009, of $633.0 million, consisting of fluctuating short-term investments of $783.0 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.3 million. This hypothesis assumes no change in the principal or investment balance.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 – 31, 2009	--	$--	--	$90,042,027
February 1 – 28, 2009	--	$--	--	$90,042,027
March 1 – 31, 2009	--	$--	--	$90,042,027
Total	--		--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. As of March 31, 2009, there was $90.0 million available for share repurchases under this plan.

(2)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.

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

RadioShack Corporation
(Registrant)

Date: May 1, 2009	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: May 1, 2009	By:	/s/	James F. Gooch
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

4.2	Form of the 2.50% Convertible Senior Notes due 2013 (filed as Exhibit 4.2 to RadioShack's Form 8-K filed on August 18, 2008, and incorporated herein by reference).
31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32**	Section 1350 Certifications.

____________________________

*	Filed with this report
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